Form 10QSB
period 1995-03-31
RESOURCE AMERICA INC
filed 1995-05-15
CIK 83402

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           March 31, 1995
                                          -------------------------------------
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from                   to
                                         -----------------    ------------------

          Commission file number                    0-4408
                                 -----------------------------------------------

                            RESOURCE AMERICA, INC.
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


             Delaware                                  72-0654145
 ------------------------------             --------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

            1521 Locust Street, Philadelphia, Pennsylvania  19102
            -----------------------------------------------------
                   (Address of principal executive offices)

                                (215) 546-5005
                         ---------------------------
                         (Issuer's telephone number)

        -------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:    678,549
                                                     -------------


                             RESOURCE AMERICA, INC.

                                     INDEX


                                                                                                                    PAGE
                                                                                                                   NUMBER
                                                                                                                   ------
PART I.    FINANCIAL INFORMATION

   Item 1.          Financial Statements
                      Consolidated Balance Sheet (Unaudited) March 31, 1995, and
                        September 30, 1994 . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1 & 2

                       Consolidated Statement of Operations (Unaudited) - Three
                        Months and Six Months Ended March 31, 1995, and 1994  . . . . . . . . . . . . . .             3

                       Consolidated Statement of Cash Flows (Unaudited) - Six
                        Months Ended March 31, 1995, and 1994. . . .  . . . . . . . . . . . . . . . . . .             4

                       Notes to Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . .           5 - 9


   Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10 - 12


PART II.   OTHER INFORMATION

   Item 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .          13


                         PART I.  FINANCIAL INFORMATION


                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                    RESOURCE AMERICA, INC., AND SUBSIDIARIES

                     March 31, 1995, and September 30, 1994

==============================================================================================================================

                                                                                       March 31,                   September 30,
                                                                                         1995                         1994
                                                                                     ------------                  ------------
                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .               $   619,897                   $ 2,597,556
     Accounts and notes receivable  . . . . . . . . . . . . . . . . . .                   986,449                     1,136,656
     Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   139,436                       135,614
     Prepaid expenses and other current assets  . . . . . . . . . . . .                   287,784                       115,345
                                                                                     ------------                  ------------
                    Total Current Assets  . . . . . . . . . . . . . . .                 2,033,566                     3,985,171

PROPERTY AND EQUIPMENT
     Oil and gas properties and equipment
       (successful efforts) . . . . . . . . . . . . . . . . . . . . . .                28,942,525                    28,682,497
     Gas gathering and transmission facilities  . . . . . . . . . . . .                 1,510,496                     1,485,323
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,076,162                     1,018,609
                                                                                     ------------                  ------------
                                                                                       31,529,183                    31,186,429

     Less - accumulated depreciation, depletion,
       and amortization . . . . . . . . . . . . . . . . . . . . . . . .               (18,459,977)                  (17,841,564)
                                                                                     ------------                  ------------

                      Net Property and Equipment  . . . . . . . . . . .                13,069,206                    13,344,865

INVESTMENTS IN REAL ESTATE LOANS  . . . . . . . . . . . . . . . . . . .                22,119,215                     9,783,436

RESTRICTED CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   556,982                     5,768,439

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,144,231                     1,913,771
                                                                                      -----------                  ------------
                                                                                      $39,923,200                   $34,795,682
                                                                                      ===========                  ============

   The accompanying notes are an integral part of these financial statements.


                                              CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                             RESOURCE AMERICA, INC., AND SUBSIDIARIES

                                              March 31, 1995, and September 30, 1994

===============================================================================================================================
                                                                                        March 31,                 September 30,
                                                                                           1995                       1994
                                                                                      -------------              --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade . . . . . . . . . . . . . . . . . . . . .               $   482,556                   $   739,777
     Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .                   183,196                       160,807
     Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .                   297,175                       265,833
     Accrued income taxes . . . . . . . . . . . . . . . . . . . . . . .                      -                          100,000
     Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .                 2,500,000                          -
     Current portion of long-term debt  . . . . . . . . . . . . . . . .                    88,000                        88,000
                                                                                     ------------                  ------------
                    Total Current Liabilities   . . . . . . . . . . . .                 3,550,927                     1,354,417

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                10,564,093                     8,627,014
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .                   833,000                       674,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value, 1,000,000
       authorized, none issued  . . . . . . . . . . . . . . . . . . . .                         -                             -
     Common stock, $.01 par value, 3,500,000
       authorized shares, 817,912 issued and
       outstanding shares (including 139,363
       and 131,402 treasury shares) at March 31,
       1995, and September 30, 1994, respectively . . . . . . . . . . .                     8,179                         8,179
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . .                19,161,420                    19,136,420
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .                 8,852,895                     7,979,509
     Less cost of treasury shares . . . . . . . . . . . . . . . . . . .                (2,533,040)                   (2,437,437)
     Less loan receivable from ESOP . . . . . . . . . . . . . . . . . .                  (514,274)                     (546,420)
                                                                                     ------------                  ------------
                Total Stockholders' Equity  . . . . . . . . . . . . . .                24,975,180                    24,140,251
                                                                                     ------------                  ------------
                                                                                      $39,923,200                   $34,795,682
                                                                                     ============                  ============

   The accompanying notes are an integral part of these financial statements.


                                         CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                             RESOURCE AMERICA, INC., AND SUBSIDIARIES

                                    Three Months and Six Months Ended March 31, 1995, and 1994

====================================================================================================================================
                                                                               Three Months                      Six Months
                                                                              Ended March 31,                  Ended March 31,
                                                                        ----------------------------    ---------------------------
                                                                            1995            1994           1995           1994
                                                                        ----------      ------------    ----------       ----------
REVENUES
     Oil and gas production . . . . . . . . . . . . . . . . . . . . . . $  820,390        $  718,750    $1,661,646       $1,477,605
     Gas gathering and transmission . . . . . . . . . . . . . . . . . .     98,821            85,864       197,040          183,900
     Well services  . . . . . . . . . . . . . . . . . . . . . . . . . .    247,902           283,386       514,822          577,294
     Real estate finance  . . . . . . . . . . . . . . . . . . . . . . .  1,768,868           388,693     2,456,649          701,032
     Financial services . . . . . . . . . . . . . . . . . . . . . . . .     74,253            69,948       170,732          213,162
     Interest         . . . . . . . . . . . . . . . . . . . . . . . . .     57,332            19,898        92,906           25,456
                                                                        ----------      ------------    ----------       ----------
                                                                         3,067,566         1,566,539     5,093,795        3,178,449

COSTS AND EXPENSES
     Production and transmission  . . . . . . . . . . . . . . . . . . .    413,826           347,898       809,840          658,633
     Well services . .  . . . . . . . . . . . . . . . . . . . . . . . .    196,821           207,833       405,448          424,104
     Real estate finance  . . . . . . . . . . . . . . . . . . . . . . .    203,715            60,722       358,626          109,056
     Financial services . . . . . . . . . . . . . . . . . . . . . . . .     45,277            58,423        95,052          106,688
     Exploration  . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,063           152,390        59,958          302,596
     General and administrative . . . . . . . . . . . . . . . . . . . .    737,288           530,745     1,116,863          900,702
     Depreciation and amortization  . . . . . . . . . . . . . . . . . .    337,424           336,604       680,049          642,911
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    319,536             5,172       539,626           11,489
     Other - net . . . . . . . . . . .  . . . . . . . . . . . . . . . .        182             1,521          (511)             308
                                                                        ----------      ------------    ----------       ----------
                                                                         2,273,132         1,701,308     4,064,951        3,156,487
                                                                        ----------      ------------    ----------       ----------
     INCOME (LOSS) FROM OPERATIONS  . . . . . . . . . . . . . . . . . .    794,434          (134,769)    1,028,844           21,962

OTHER INCOME (EXPENSE)
     Gain on sale of property . . . . . . . . . . . . . . . . . . . . .     (2,291)            2,390        (1,458)           2,390
                                                                        ----------      ------------    ----------       ----------
Income (loss) before income taxes . . . . . . . . . . . . . . . . . . .    792,143          (132,379)    1,027,386           24,352
Benefit (provision) for income taxes. . . . . . . . . . . . . . . . . .   (119,000)           56,000      (154,000)         119,000
                                                                        ----------      ------------    ----------       ----------

     NET INCOME (LOSS)  . . . . . . . . . . . . . . . . . . . . . . . . $  673,143      $    (76,379)   $  873,386       $  143,352
                                                                        ==========      ============    ==========       ==========

NET INCOME (LOSS) PER COMMON SHARE  . . . . . . . . . . . . . . . . . . $      .88      $       (.11)   $     1.16       $      .20
                                                                        ==========      ============    ==========       ==========
Weighted average common shares
outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     761,200           707,500       751,400          707,700
                                                                        ==========      ============    ==========       ==========

   The accompanying notes are an integral part of these financial statements.


                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                    RESOURCE AMERICA, INC., AND SUBSIDIARIES

                   Six Months Ended March 31, 1995, and 1994
============================================================================================================
                                                                                        Six Months
                                                                                      Ended March 31,
                                                                               -----------------------------
                                                                                    1995             1994
                                                                               ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    873,386      $   143,352
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . .             680,049          642,911
       Amortization of discount on senior note  . . . . . . . . . . . .               5,625                -
       Property impairments and abandonments  . . . . . . . . . . . . .              19,000          263,824
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .             159,000         (119,000)
       (Gain) loss on sale of properties  . . . . . . . . . . . . . . .               1,458           (2,391)
       Change in operating assets and liabilities:
         Decrease in accounts receivable  . . . . . . . . . . . . . . .             150,207          298,823
         Increase in prepaid expenses and other current assets  . . . .            (172,439)        (103,513)
         Increase (decrease) in accounts payable  . . . . . . . . . . .            (257,221)          90,596
         Increase (decrease) in other current liabilities . . . . . . .             (46,269)           2,187
         Increase in inventory  . . . . . . . . . . . . . . . . . . . .              (3,822)          (5,217)
         Increase in other assets . . . . . . . . . . . . . . . . . . .            (300,592)        (292,525)
                                                                               ------------      -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . . . .           1,108,382          919,047

INVESTING ACTIVITIES:

     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .            (457,847)        (236,554)
     Proceeds from sale of properties . . . . . . . . . . . . . . . . .              84,911           46,537
     (Increase) decrease in other assets  . . . . . . . . . . . . . . .             (12,854)         112,748
     Increase in investments in real estate loans . . . . . . . . . . .         (12,335,779)      (1,063,797)
                                                                               ------------      -----------
       NET CASH USED IN INVESTING ACTIVITIES  . . . . . . . . . . . . .         (12,721,569)      (1,141,066)

FINANCING ACTIVITIES:

     Short-term borrowings  . . . . . . . . . . . . . . . . . . . . . .           2,500,000                -
     Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . .           2,000,000                -
     Decrease in other assets . . . . . . . . . . . . . . . . . . . . .              31,074                -
     Decrease in restricted cash  . . . . . . . . . . . . . . . . . . .           5,211,457                -
     Principal payments on long-term debt . . . . . . . . . . . . . . .             (11,400)         (10,070)
     Purchase of treasury stock . . . . . . . . . . . . . . . . . . . .             (95,603)          (6,890)
                                                                               ------------      ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  . . . . . .           9,635,528          (16,960)

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .          (1,977,659)        (238,979)
CASH AT BEGINNING OF YEAR . . . . . . . . . . . . . . . . . . . . . . .           2,597,556          761,804
                                                                               ------------      -----------
CASH AT MARCH 31  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    619,897      $   522,825
                                                                               ============      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Accounting policies:  Cash includes highly liquid investments with a maturity of three months or less.
     Interest:  Cash paid during the first six months of 1995 for:
                         Interest                        $471,392
                         Federal income taxes              95,000

   The accompanying notes are an integral part of these financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim period included herein have been made.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended September 30, 1994, included in the Company's Annual Report on Form 10-KSB.


NOTE 2 - TRANSACTIONS WITH RELATED PARTIES

         During the first quarter of fiscal 1995, the Company acquired limited partners' interests in various oil and gas partnerships for which the Company served as the general partner. The aggregate purchase price of these acquisitions was $178,000.

         A law firm in which an officer of the Company holds "of counsel" status provides legal services to the Company. The Company believes that such services are provided on terms no less favorable to the Company than those which would be obtainable from third parties providing similar services.

         The Company holds real estate loans with respect to fourteen properties owned by third parties. These properties are managed by a corporation in which an officer of the Company is an officer and minority shareholder. Management fees payable under the management agreements (which the Company believes are competitive with fees charged by unrelated persons in the areas in which the properties are located) are subordinated to receipt by the Company of minimum required debt service payments under the loans. Accordingly, the Company believes that the agreements are on terms more favorable to the Company than those which could be obtained from third parties providing similar services.

         The Company maintains depository and investment accounts in a bank subsidiary of State Bancshares, Inc., in which the Chairman and the President of the Company serve as directors. The Chairman's wife is a director and executive officer of State Bancshares, Inc. The Company holds 5,000 shares of State Bancshares' 8% Series E convertible preferred stock at a cost of $100,000. The Company also borrowed $2,500,000 from Jefferson Bank, a subsidiary of State Bancshares, Inc., during the first quarter of fiscal 1995. The Company believes that the terms of the loan are no less favorable to the Company or the bank than those which would be obtainable from unrelated financial institutions.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         ================================================================================


NOTE 3 - DEBT

LONG-TERM

         Long-term debt consists of the following:

                                                                                      March 31,    September 30,
                                                                                        1995            1994
                                                                                   --------------   ---------------
         Mortgage note payable to a bank, secured by real
         estate,monthly installments of approximately $3,300
         including interest at 3/4% above the prime rate through
         May 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      253,861   $       265,262

         Employee Stock Ownership loan payable to a bank, 20
         equal semiannual installments of $32,143 and quarterly
         payments of interest at 84% of the prime rate through
         July 1996, at which time the rate converts to 1/2%
         above the prime rate through 2003  . . . . . . . . . . . . . . . .               514,274           546,419

         9.5% senior secured note payable, interest due semi-
         annually, principal due May 2004 . . . . . . . . . . . . . . . . .             7,908,333         7,903,333

         Loan guarantee, interest due monthly, principal due
         December 2004 (referred to below)  . . . . . . . . . . . . . . . .             1,975,625                 -
                                                                                    -------------   ---------------
                                                                                       10,652,093         8,715,014

         Less amounts payable in one year . . . . . . . . . . . . . . . . .                88,000            88,000
                                                                                   --------------    --------------
                                                                                   $   10,564,093    $    8,627,014
                                                                                   ==============    ==============


         The long-term debt maturing over the next five years is as follows:
1996 - $88,000; 1997 - $91,000; 1998 - $94,000; 1999 - $97,000; and 2000 -
$101,000.

         The senior secured note payable is collateralized by substantially all of the Company's oil and gas properties. Certain credit agreements require the Company to comply with certain restrictive covenants. At March 31, 1995, the Company was in compliance with such covenants.

         The loan guarantee results from a transaction which closed in December 1994, pursuant to which the Company purchased for $1,650,000 a note and mortgage in the original principal amount of $3,000,000 which were resold to an insurance company for $2,000,000. In connection with the resale, the Company guaranteed that the holder would receive a return of the $2,000,000 invested plus a specified rate of interest. The Company treated the sale and guaranty transaction, for accounting purposes, as a loan to the Company.


SHORT-TERM

         Short-term debt consists of a note payable to a bank (see Note 2) which bears interest at 1% above the prime rate, secured by various real estate loans held by the Company due January 18, 1996.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


NOTE 4 - FORMATION OF LIMITED PARTNERSHIPS

         In 1989 and 1990, the Company sponsored two pipeline income program limited partnerships (the "1989 Program" and "1990 Program") which purchased pipeline systems from the Company.

         The Company had guaranteed that the limited partners in these programs would receive cash distributions during each of the first two years of the operation of the programs equal to 12% of their capital contributions to the programs. To the extent that cash flow to the programs was less than 12%, the Company contributed sufficient capital to allow the guaranteed distributions to the limited partners to be made. The Company believes the amount contributed for such distributions ($693,000), for which it is entitled to be repaid on a preferential basis upon termination of the programs, will be realized upon final disposition of the pipelines.

         The limited partners in both programs have the right to sell their interests in the programs to the Company following the fifth anniversary of the respective program's closing at a price equal to 4.5 times the cash flow per unit during the fifth year of partnership operations, subject to a maximum sale price of $50,000 per unit. The limited partners may also cause the sale of the pipelines after the fifth year of the respective partnership's operations. During the first half of fiscal 1995, in accordance with the terms of the 1989 Pipeline Income Program limited partnership agreement, the Company fully satisfied its obligation to repurchase units tendered by limited partners of the Program by repurchasing 20 units, out of a total of 91 units available, for a total cost of $240,000. Similar offers will be made during fiscal 1996 to limited partners in the 1990 Pipeline Income Program to repurchase their interests in that program. The Company cannot now predict the cost per unit, nor the number of units out of a total of 57 available, that will be repurchased.


NOTE 5 - INVESTMENTS IN REAL ESTATE LOANS

         At March 31, 1995, the Company held real estate loans having an aggregate face value of $43,446,000, which were being carried at an aggregate cost of $22,119,215.

         Investments in Real Estate Loans at March 31 consists of:

                                                                                     March 31,      September 30,
                                                                                         1995           1994
                                                                                   ------------     ------------
         Mortgage note, face value of $4,389,000, secured
         by residential real estate located in Philadelphia, PA,
         interest at 2% over the yield of one-year United States
         Treasury securities, due July 31, 1998 . . . . . . . . . . . . . .        $         -      $  1,330,198

         Subordinated wraparound note, face value of $4,500,000,
         secured by residential real estate located in Pittsburgh,
         PA, interest at 14.5%, due October 31, 1998  . . . . . . . . . . .          2,025,114         2,025,114

         Mortgage note, face value of $1,080,000, secured
         by residential real estate located in Philadelphia, PA,
         interest at 12%, due October 31, 1998  . . . . . . . . . . . . . .            489,281           467,280

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


         Mortgage note, face value of $1,798,000, secured by
         residential real estate located in Margate, NJ, interest
         at the Chase Manhattan Bank prime rate (but not less
         than 9% nor greater than 15.5%), due October 31,
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            999,256           985,364

         Mortgage note, face value of $1,312,000, secured
         by residential real estate located in Philadelphia, PA,
         interest at 2 1/2% over the monthly national median
         annualized cost of funds for SAIF-insured institutions as
         announced by the Federal Deposit Insurance Corporation,
         due October 31, 1998 . . . . . . . . . . . . . . . . . . . . . . .            804,977           803,977

         Mortgage note, face value of $4,234,000, secured
         by commercial real estate located in Pittsburgh, PA,
         interest at 10.6%, due October 31, 1998  . . . . . . . . . . . . .          1,104,483         1,072,606

         Mortgage note, face value of $4,629,000, secured
         by commercial real estate located in Alexandria, VA,
         interest at 1/2% over the Maryland National Bank
         prime rate, due October 31, 1998 . . . . . . . . . . . . . . . . .          2,223,793         2,132,921

         Wraparound note, face value of $12,000,000 consisting
         of a first mortgage held by the Company of $9,000,000
         secured by commercial real estate located in Washington,
         D.C., and a $3,000,000 second mortgage held by an
         unrelated party, interest at 12%, due November 30,
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,000,000              -

         Mortgage note, face value of $1,211,000, secured
         by residential real estate located in Philadelphia, PA,
         interest at 3% over the Federal Home Loan Bank of
         Pittsburgh rate, due September 2, 1999 . . . . . . . . . . . . . .            448,906           350,000

         Mortgage note, face value of $900,000, secured by
         commercial real estate located in Washington, D.C.,
         interest at 1 1/2% over the First Union National
         Bank rate, due September 30, 1999  . . . . . . . . . . . . . . . .            862,956              -

         Mortgage notes, face value of $1,485,000, secured
         by residential real estate located in Philadelphia, PA,
         interest at 2% over the Mellon Bank prime rate, due
         October 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . .          1,346,609              -

         Mortgage notes, face value of $1,962,000, secured
         by residential real estate located in Philadelphia, PA,
         varying interest rates from 9 1/2% to 14.5%, due
         December 2, 1999 . . . . . . . . . . . . . . . . . . . . . . . . .            849,647              -

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


         Mortgage note, face value of $3,000,000, secured by
         commercial real estate located in Pasadena, CA, interest
         at 2.75% over the average cost of funds to FSLIC-
         insured savings and loan associations, 11th District
         (but not less than 5.5% nor greater than 15.5%), due
         December 31, 1999  . . . . . . . . . . . . . . . . . . . . . . . .          1,650,000                 -

         Note, face value of $3,559,000, secured by an unrecorded
         deed on real estate located in Philadelphia, PA, interest
         at 2% over the yield of one-year United States Treasury
         securities, due February 1, 2002 . . . . . . . . . . . . . . . . .            820,000                 -

         Note, face value of $1,776,000, secured by a judgment
         lien, relating to real estate located in St. Cloud, MN,
         interest at 10%, due December 31, 2014 . . . . . . . . . . . . . .            494,193           615,976
                                                                                --------------    --------------
                                                                                $   22,119,215    $    9,783,436
                                                                                ==============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

         A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                                                      QUARTER ENDED                  SIX MONTHS ENDED
                                                         MARCH 31,                        MARCH 31,
                                                   --------------------           -----------------------
                 REVENUES (in thousands)           1995            1994             1995             1994
                 ----------------------------------------------------------------------------------------
                Gas                              $  675          $  613           $1,376           $1,252
                Oil                                 131              85              262              198

                PRODUCTION VOLUMES
                -----------------------------------------------------------------------------------------
                Gas (Mcf/day)                     3,167           2,721            3,175            2,822
                Oil (Bbls/day)                       89              69               87               73

                AVERAGE SALES PRICE
                --------------------------------------------------------------------------------------
                Gas (per Mcf)                    $ 2.37          $ 2.50           $ 2.38           $ 2.44
                Oil (per Bbl)                     16.24           13.74            16.55            14.95

         Natural gas revenues increased 10% for the quarter and six months ended March 31, 1995, compared to the same periods a year ago. Production volumes increased 16% for the quarter and 13% for the six months. Production volumes in the Company's Ohio fields of operation increased 35% for the quarter and 28% for the six months compared to the same periods of the prior year, as a result of the acquisition of additional interests in existing wells from limited partners and other third parties. The Company spent $623,000 in the fourth quarter of fiscal 1994 and $178,000 in the first quarter of fiscal 1995 to acquire these interests. The Company also participated in the drilling of two wells and one well during fiscal 1994 and the first two quarters of fiscal 1995, respectively, which have recently begun production. The Company intends to participate in the drilling of additional wells during the remainder of fiscal 1995. Production volumes in the Company's New York fields of operation were down 11% for the quarter and 12% for the six months ended March 31, 1995, due to the natural decline in production from existing wells. The net increase in total natural gas volumes was partially offset by a decrease in the average price received by the Company--gas prices fell 5% for the quarter and 2% for the six months ended March 31, 1995, compared to the same periods a year ago.

         Oil revenues increased 54% for the quarter and 33% for the six months ended March 31, 1995, compared to the same periods a year ago. Production volumes increased 31% for the quarter and 20% for the six months ended March 31, 1995, as a result of the acquisitions mentioned above. The average price received for oil increased 18% for the quarter and 11% for the six months ended March 31, 1995.

         The Company's revenues have been and will continue to be affected by changes in oil and gas prices. The Company is unable to control or accurately predict these changes in prices. The Company's proved developed reserves are predominantly natural gas.

         Gas gathering and transmission revenues increased 15% for the quarter and 7% for the six months ended March 31, 1995, from the same periods a year ago. This increase resulted from the repurchase of limited partnership interests in a pipeline operated by the Company (see Note 4).

         Well services revenues decreased 13% for the quarter and 11% for the six months ended March 31, 1995, as compared to the same periods a year ago, as a result of a decrease in the number of wells operated for limited partners.

         Real estate finance revenues represent interest earned on real estate loans owned by the Company. Through fiscal 1994, the Company had invested $9,783,000 in nine loans (see Note 5). During the second quarter and six months of fiscal 1995, the Company invested $8,000,000 in one loan and $12,985,000 in five loans, respectively. In addition, the Company added $199,000 and $259,000 to existing loans in the quarter and six months ended March 31, 1995. Revenues in the second quarter of fiscal 1995 include approximately $900,000 in fees and expense reimbursements in connection with the $8,000,000 loan which was closed this quarter. All of the loans were purchased at a discount to the original face value. The Company intends to pursue similar real estate investment opportunities as they become available to the extent allowed by the Company's investment capability.

         Financial services revenues increased 6% for the quarter and decreased 20% for the six months ended March 31, 1995, as compared to the prior periods. The six month decrease was the result of reduced financial reporting services provided to certain real estate partnerships.

         Interest income increased substantially for the quarter and six months ended March 31, 1995, as compared to the prior periods. This increase was due to higher average funds invested, resulting from the temporary investment of funds borrowed.


COSTS AND EXPENSES

         Production and transmission expenses increased 19% for the quarter and 23% for the six months ended March 31, 1995. These increases were primarily attributable to the acquisition of limited partners' interests in oil and gas partnerships for which the Company serves as the general partner and increased workover costs in the Company's Ohio fields of operation. Production costs as a percentage of oil and gas revenues rose from 47% to 49% and from 43% to 47% for the quarter and six months ended March 31, 1995, as compared to similar periods of the prior year.

         Real estate finance expenses rose significantly for both the quarter and six months ended March 31, 1995, as compared to the same periods a year ago. These increases are the result of higher legal and personnel costs associated with the growth of the Company's real estate financing activities.

         Exploration costs decreased significantly for both the quarter and six months ended March 31, 1995, as compared to the same periods a year ago due to property impairments of approximately $264,000 in the prior year versus $19,000 in the current year.

         General and administrative expenses increased 39% in the quarter and 24% in the six months ended March 31, 1995, as compared to the same periods of the prior year. These increases are a result of the payment of incentive compensation and a reduction in administrative fees earned. Administrative fees charged to wells operated by the Company represent a direct reduction to the Company's general and administrative expense. The number of wells operated by the Company has decreased as compared to the prior year as a result of the liquidation of some partnerships in which the Company earned fees associated with its duties as general partner.

         Depreciation and amortization consists primarily of amortization of oil and gas properties. Amortization of oil and gas properties as a percentage of oil and gas revenues decreased from 34% to 28% in the second quarter of fiscal 1995, and from 31% to 28% for the six months ended March 31, 1995, compared to the same periods in the prior year. This variance is attributable to changes in the Company's oil and gas reserve quantities, product prices, and fluctuations in the depletable cost basis of oil and gas properties.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $1,978,000 during the six months ended March 31, 1995, primarily due to the acquisition of real estate loans (see Note 5).

         Cash provided by operating activities increased $189,000, or 21%, during the first half of fiscal 1995, as compared to the prior year. This increase was primarily the result of an increase in net income for fiscal 1995 as compared to fiscal 1994.

         The Company invested $12,985,000 in the acquisition of five real estate loans and advanced $259,000 on existing loans held by the Company during the first half of fiscal 1995 as compared to the investment of $1,064,000 in the acquisition of one real estate loan during the similar prior period. As a result, the Company's cash used in investing activities increased $11,581 during the first quarter of fiscal 1995, as compared to the prior year.

         The Company's cash flow provided by financing activities increased $9,652,000 during the first half of fiscal 1995 as compared to the prior year. During the first half of fiscal 1995, the Company (i) sold a $2,000,000 note,
(ii) borrowed $2,500,000, and (iii) obtained the release for corporate investment purposes of $5,157,000 in previously restricted cash serving as partial collateral security for the Company's $8,000,000 senior secured note. In order to complete these transactions, the Company has pledged substantially all of its energy and real estate assets as collateral (see Note 3).

         The Company's capital spending is predominantly discretionary--the ultimate level of spending will depend on, among other things, the Company's assessment of investment opportunities in the energy and real estate finance industries. In energy, the Company will seek to add to its reserve base through selected acquisition of producing properties and further development of the Company's mineral interests. In real estate, the Company will continue to expand its real estate loan portfolio as, and when, economically attractive opportunities become available. To the extent required by its capital investments, the Company will seek new financing or additional sources of funding.

                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits:

           Exhibit No.                         Description
           ----------                          -----------
              11.1 Calculation of Primary and Fully Diluted Earnings per Share

              19.1 Wrap-Around Deed of Trust Note Between Washington Properties Limited Partnership and RAI Financial, Inc.

              19.2 Warrant to Purchase 40,000 Shares of Common Stock of Resource America, Inc., Issued to Physicians Insurance Company of Ohio

              27          Financial Data Schedule

       b)  Reports on Form 8-K:

           There were no Reports on Form 8-K filed by the Company for the quarter ending March 31, 1995.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                RESOURCE AMERICA, INC.
                                                     (Registrant)


Date   May 12, 1995                         By  /s/ Michael L. Staines
    --------------------                        -------------------------
                                                Michael L. Staines
                                                Senior Vice President
                                                and Secretary



Date   May 12, 1995                         By   /s/ Nancy J. McGurk
    --------------------                        -------------------------
                                                Nancy J. McGurk
                                                Vice President -
                                                Finance and Treasurer