Form 10-Q
period 1995-06-30
RESOURCE AMERICA INC
filed 1995-08-14
CIK 83402

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended        June 30, 1995
                                          ------------------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from               to
                                           --------------  -------------

              Commission file number               0-4408
                                    ---------------------------------

                            RESOURCE AMERICA, INC.
   ------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


          Delaware                                      72-0654145
-------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

            1521 Locust Street, Philadelphia, Pennsylvania  19102
           -------------------------------------------------------
                   (Address of principal executive offices)

                                (215) 546-5005
                       --------------------------------
                         (Issuer's telephone number)

                   ----------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS
  State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:        678,549
                                                 ----------------------

                            RESOURCE AMERICA, INC.

                                    INDEX


                                                                                                                      PAGE
                                                                                                                     NUMBER
                                                                                                                     ------
PART I.    FINANCIAL INFORMATION

     Item 1.        Financial Statements

                       Consolidated Balance Sheet (Unaudited) June 30, 1995, and
                          September 30, 1994 . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1 & 2

                       Consolidated Statement of Operations (Unaudited) - Three
                          Months and Nine Months Ended June 30, 1995, and 1994  . . . . . . . . . . . . . .             3

                       Consolidated Statement of Cash Flows (Unaudited) - Nine
                          Months Ended June 30, 1995, and 1994. . . .   . . . . . . . . . . . . . . . . . .             4

                       Notes to Consolidated Financial Statements (Unaudited)   . . . . . . . . . . . . . .           5 - 9


   Item 2.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10 - 12


PART II.          OTHER INFORMATION

   Item 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .             13

                        PART I.  FINANCIAL INFORMATION


                    CONSOLIDATED BALANCE SHEET (UNAUDITED)

                   RESOURCE AMERICA, INC., AND SUBSIDIARIES

                    June 30, 1995, and September 30, 1994

================================================================================


                                                                                        June 30,                  September 30,
                                                                                           1995                       1994
                                                                                      -------------              --------------
                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .              $ 2,960,623                   $ 2,597,556
     Accounts and notes receivable  . . . . . . . . . . . . . . . . . .                  886,245                     1,136,656
     Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  139,621                       135,614
     Prepaid expenses and other current assets  . . . . . . . . . . . .                  254,983                       115,345
                                                                                     -----------                   -----------

                    Total Current Assets  . . . . . . . . . . . . . . .                4,241,472                     3,985,171

PROPERTY AND EQUIPMENT
     Oil and gas properties and equipment
       (successful efforts) . . . . . . . . . . . . . . . . . . . . . .               28,951,450                    28,682,497
     Gas gathering and transmission facilities  . . . . . . . . . . . .                1,510,496                     1,485,323
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,093,425                     1,018,609
                                                                                     -----------                   -----------
                                                                                      31,555,371                    31,186,429


     Less - accumulated depreciation, depletion,
       and amortization . . . . . . . . . . . . . . . . . . . . . . . .              (18,748,041)                  (17,841,564)
                                                                                     -----------                   -----------

                      Net Property and Equipment  . . . . . . . . . . .               12,807,330                    13,344,865

INVESTMENTS IN REAL ESTATE LOANS  . . . . . . . . . . . . . . . . . . .               17,577,784                     9,783,436

RESTRICTED CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,885,170                    5,768,439

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,803,007                     1,913,771
                                                                                     -----------                   -----------

                                                                                     $38,314,763                   $34,795,682
                                                                                     ===========                   ===========

  The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED BALANCE SHEET (UNAUDITED)

                   RESOURCE AMERICA, INC., AND SUBSIDIARIES

                    June 30, 1995, and September 30, 1994

================================================================================

                                                                                       June 30,                   September 30,
                                                                                         1995                         1994
                                                                                    -------------                --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade . . . . . . . . . . . . . . . . . . . . .              $   447,600                   $   739,777
     Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .                  202,964                       160,807
     Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .                   80,000                       265,833
     Accrued income taxes . . . . . . . . . . . . . . . . . . . . . . .                   87,817                       100,000
     Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .                     -                             -
     Current portion of long-term debt  . . . . . . . . . . . . . . . .                   88,000                        88,000
                                                                                     -----------                   -----------

                    Total Current Liabilities   . . . . . . . . . . . .                  906,381                     1,354,417

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               10,561,075                     8,627,014
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .                  890,000                       674,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value, 1,000,000
       authorized, none issued  . . . . . . . . . . . . . . . . . . . .                     -                            -
     Common stock, $.01 par value, 3,500,000
       authorized shares, 817,912 issued and
       outstanding shares (including 139,363
       and 131,402 treasury shares) at June 30,
       1995, and September 30, 1994, respectively . . . . . . . . . . .                    8,179                         8,179
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . .               19,214,210                    19,136,420
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .                9,782,232                     7,979,509
     Less cost of treasury shares . . . . . . . . . . . . . . . . . . .               (2,533,040)                   (2,437,437)
     Less loan receivable from ESOP . . . . . . . . . . . . . . . . . .                 (514,274)                     (546,420)
                                                                                     -----------                   -----------

                Total Stockholders' Equity  . . . . . . . . . . . . . .               25,957,307                    24,140,251
                                                                                     -----------                   -----------

                                                                                     $38,314,763                   $34,795,682
                                                                                     ===========                   ===========

  The accompanying notes are an integral part of these financial statements.

               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                   RESOURCE AMERICA, INC., AND SUBSIDIARIES

          Three Months and Nine Months Ended June 30, 1995, and 1994

================================================================================

                                                      Three Months                       Nine Months
                                                     Ended June 30,                     Ended June 30,
                                          --------------------------------     -----------------------------
                                                 1995              1994             1995             1994
                                              ----------        ----------       ----------       ----------
REVENUES
   Oil and gas production . . . . . . .       $  823,400        $  802,936       $2,485,046       $2,280,541
   Gas gathering and transmission . . .           98,061            83,502          295,101          267,402
   Well services. . . . . . . . . . . .          225,124           276,120          739,946          853,414
   Real estate finance. . . . . . . . .        1,983,164         1,477,067        4,439,813        2,178,099
   Financial services . . . . . . . . .          127,766            64,597          298,498          277,759
   Interest . . . . . . . . . . . . . .            9,178            21,077          102,084           46,533
                                            ------------       -----------      -----------      -----------
                                               3,266,693         2,725,299        8,360,488        5,903,748

COSTS AND EXPENSES
   Production and transmission. . . . .          369,147           343,830        1,178,987        1,002,463
   Well services. . . . . . . . . . . .          186,399           219,206          591,847          643,310
   Real estate finance. . . . . . . . .          296,215            51,784          654,841          160,840
   Financial services . . . . . . . . .           45,799            53,611          140,851          160,299
   Exploration. . . . . . . . . . . . .           45,651           287,018          105,609          589,614
   General and administrative . . . . .          511,965           451,424        1,628,828        1,352,126
   Depreciation and amortization. . . .          365,399           356,605        1,045,448          999,516
   Interest . . . . . . . . . . . . . .          304,651            85,971          844,277           97,460
   Other - net  . . . . . . . . . . . .           (3,121)            3,315           (3,632)           3,623
                                            ------------       -----------      -----------      -----------
                                               2,122,105         1,852,764        6,187,056        5,009,251
                                            ------------       -----------      -----------      -----------
INCOME FROM OPERATIONS  . . . . . . . .        1,144,588           872,535        2,173,432          894,497

OTHER INCOME
   Gain on sale of property . . . . . .            2,749              -               1,291            2,390
                                            ------------       -----------      -----------      -----------

Income before income taxes  . . . . . .        1,147,337           872,535        2,174,723          896,887
Benefit (provision) for income taxes  .         (218,000)          161,000         (372,000)         280,000
                                            ------------       -----------      -----------      -----------

   NET INCOME . . . . . . . . . . . . .     $    929,337      $  1,033,535     $  1,802,723      $ 1,176,887
                                            ============      ============     ============      ===========


NET INCOME PER COMMON SHARE . . . . . .     $       1.17      $       1.46      $      2.39       $     1.66
                                            ============      ============      ===========       ==========

Weighted average common shares
outstanding . . . . . . . . . . . . . .          794,300           707,100          753,100          707,500
                                            ============      ============      ===========       ==========

      The accompanying notes are an integral part of these financial statements.

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                   RESOURCE AMERICA, INC., AND SUBSIDIARIES

                  Nine Months Ended June 30, 1995, and 1994

================================================================================

                                                                                       Nine Months
                                                                                      Ended June 30,
                                                                           ---------------------------------
                                                                                 1995                1994
                                                                              ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income . . . . . . . . . . . . . . . . . . . . . . . .               $  1,802,723          $ 1,176,887
   Adjustments to reconcile net income to net cash. . . . . .
   provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . .                  1,045,448              999,516
     Amortization of discount on senior note. . . . . . . . .                      8,749                 -
     Property impairments and abandonments. . . . . . . . . .                     38,500              529,253
     Deferred income taxes. . . . . . . . . . . . . . . . . .                    216,000             (280,000)
     Gain on dispositions and investments . . . . . . . . . .                 (1,231,027)          (1,098,159)
     Change in operating assets and liabilities:
       Decrease in accounts receivable. . . . . . . . . . . .                    250,411              219,790
       (Increase) decrease in prepaid expenses and
       other current assets . . . . . . . . . . . . . . . . .                   (139,638)              52,300
       Increase (decrease) in accounts payable. . . . . . . .                   (292,177)              93,571
       Increase (decrease) in other current liabilities . . .                   (155,859)             152,204
       Increase in inventory. . . . . . . . . . . . . . . . .                     (4,007)             (13,352)
       (Increase) decrease in other assets. . . . . . . . . .                     23,918             (553,338)
                                                                            ------------          -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . .                  1,563,041            1,278,672

INVESTING ACTIVITIES:

   Capital expenditures . . . . . . . . . . . . . . . . . . .                  (632,686)             (404,566)
   Proceeds from sale of properties and investments . . . . .                  5,790,905            2,148,246
   Increase in other assets . . . . . . . . . . . . . . . . .                    (32,107)            (209,189)
   Increase in investments in real estate loans . . . . . . .                (12,142,822)          (1,912,297)
                                                                            ------------          -----------
     NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . .                 (7,016,710)            (377,806)

FINANCING ACTIVITIES:

   Short-term borrowings. . . . . . . . . . . . . . . . . . .                  2,500,000                 -
   Long-term borrowings . . . . . . . . . . . . . . . . . . .                  2,000,000            8,000,000
   Decrease in other assets . . . . . . . . . . . . . . . . .                     46,612                 -
   (Increase) decrease in restricted cash . . . . . . . . . .                  3,883,268           (5,169,437)
   Principal payments on debt . . . . . . . . . . . . . . . .                 (2,517,541)             (15,549)
   Purchase of treasury stock . . . . . . . . . . . . . . . .                    (95,603)              (6,890)
                                                                            ------------          -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . .                  5,816,736            2,808,124

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .                    363,067            3,708,990
CASH AT BEGINNING OF YEAR . . . . . . . . . . . . . . . . . .                  2,597,556              761,804
                                                                            ------------          -----------
CASH AT JUNE 30 . . . . . . . . . . . . . . . . . . . . . . .               $  2,960,623          $ 4,470,794
                                                                            ============          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Accounting policies:  Cash includes highly liquid investments with a maturity of three months or less.
   Cash paid during the first nine months of 1995 for interest:                       $987,591
   Cash paid during the first nine months of 1995 for federal income taxes:            168,182

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

         The Company maintains depository and investment accounts in a bank subsidiary of JeffBanks, Inc., in which the Chairman of the Company serves as a director. The Chairman's wife is a director and executive officer of JeffBanks, Inc. The Company holds 5,000 shares of JeffBanks' 8% Series E convertible preferred stock with a book cost of $100,000 and a current market value of $150,000. During the first quarter of fiscal 1995, the Company borrowed $2,500,000 from Jefferson Bank, a subsidiary of JeffBanks, Inc. which
was repaid in the second quarter of fiscal 1995.   The Company believes that
the terms of the loan were no less favorable to the Company or the bank than those which would be obtainable from unrelated financial institutions.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


NOTE 3 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                       June 30,     September 30,
                                                                                         1995            1994
                                                                                   --------------  ---------------
         Mortgage note payable to a bank, secured by real
         estate, monthly installments of approximately $4,000
         including interest at 3/4% above the prime rate through
         May 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    247,719      $    265,262

         Employee Stock Ownership loan payable to a bank, 20
         equal semiannual installments of $32,143 and quarterly
         payments of interest at 84% of the prime rate through
         July 1996, at which time the rate converts to 1/2%
         above the prime rate through 2003  . . . . . . . . . . . . . . . .             514,274           546,419

         9.5% senior secured note payable, interest due semi-
         annually, principal due May 2004 . . . . . . . . . . . . . . . . .           7,910,832         7,903,333

         Loan guarantee, interest due monthly, principal due
         December 2004 (referred to below)  . . . . . . . . . . . . . . . .           1,976,250             -
                                                                                   ------------     -------------
                                                                                     10,649,075         8,715,014

         Less amounts payable in one year . . . . . . . . . . . . . . . . .              88,000            88,000
                                                                                   ------------     -------------
                                                                                   $ 10,561,075     $   8,627,014
                                                                                   ============     =============

         The long-term debt maturing over the next five years is as follows:
1996 - $88,000; 1997 - $91,000; 1998 - $94,000; 1999 - $97,000; and 2000 -
$101,000.

         In May 1994, the Company privately placed an $8,000,000 senior secured note and immediately exercisable detachable warrants with an insurance company. The warrants grant the holder the right to purchase, at any time through May 24, 2004, 160,000 shares, subject to adjustment, of the Company's common stock at an exercise price of $9.50 per share. The value assigned to the warrants ($100,000) has been accounted for as paid-in capital, resulting in a discount which is being amortized on a straight-line basis over the life of the note.

         The senior secured note payable is collateralized by substantially all of the Company's oil and gas properties and certain of the Company's real estate loans. Certain credit agreements require the Company to comply with certain restrictive covenants. At June 30, 1995, the Company was in compliance with such covenants.

         The loan guarantee results from a transaction which closed in December 1994, pursuant to which the Company purchased for $1,650,000 a note and mortgage in the original principal amount of $3,000,000 which were resold to an insurance company for $2,000,000. In connection with the resale, the Company guaranteed that the holder would receive a return of the $2,000,000 invested plus a specified rate of interest, and in addition issued to the holder warrants to purchase 40,000 shares of the Company's common stock at a price of $9.50 per share, the market price of the Company's common stock at that time. The Company treated the sale and guaranty transaction, for accounting purposes, as a loan to the Company.

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


NOTE 5 - INVESTMENTS IN REAL ESTATE LOANS

         At June 30, 1995, the Company held real estate loans having an aggregate face value of $43,446,000, which were being carried at an aggregate cost of $17,577,784.

         Investments in Real Estate Loans at June 30 consists of:

                                                                                      June 30,      September 30,
                                                                                         1995            1994
                                                                                   --------------  ---------------
         Subordinated wraparound note, face value of $4,500,000,
         secured by residential real estate located in Pittsburgh,
         PA, interest at 14.5%, due October 31, 1998  . . . . . . . . . . .         $2,025,114        $2,025,114

         Mortgage note, face value of $1,080,000, secured
         by residential real estate located in Philadelphia, PA,
         interest at 12%, due October 31, 1998.  In June 1995, the
         Company sold a senior participation in this mortgage for
         $600,000, resulting in a gain of $100,000 and a face value
         due the Company of $480,000  . . . . . . . . . . . . . . . . . . .            130,680           467,280

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


         Mortgage note, face value of $1,312,000, secured
         by residential real estate located in Philadelphia, PA,
         interest at 2 1/2% over the monthly national median
         annualized cost of funds for SAIF-insured institutions as
         announced by the Federal Deposit Insurance Corporation,
         due October 31, 1998.  In June 1995, the Company sold a
         senior participation in this mortgage for $896,000, resulting in a gain of $209,000 and a face value due the Company of
         $416,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        180,204           803,977

         Mortgage note, face value of $4,234,000, secured
         by commercial real estate located in Pittsburgh, PA,
         interest at 10.6%, due October 31, 1998.  In June 1995,
         the Company sold a senior participation in this mortgage for
         $840,000, resulting in a gain of $416,000 and a face value due
         the Company of $3,394,000  . . . . . . . . . . . . . . . . . . . .        636,110         1,072,606

         Mortgage note, face value of $4,629,000, secured
         by commercial real estate located in Alexandria, VA,
         interest at 1/2% over the Maryland National Bank
         prime rate, due October 31, 1998 . . . . . . . . . . . . . . . . .           -            2,132,921

         Note, face value of $4,116,000, relating to real
         estate located in Alexandria, VA, interest at 1/2%
         over the Maryland National Bank prime rate, due
         October 31, 1998   . . . . . . . . . . . . . . . . . . . . . . . .      1,422,812              -

         Wraparound note, face value of $12,000,000 consisting
         of a first mortgage held by the Company of $9,000,000
         secured by commercial real estate located in Washington,
         D.C., and a $3,000,000 second mortgage held by an
         unrelated party, interest at 12%, due November 30,
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,000,000              -

         Mortgage note, face value of $1,211,000, secured
         by residential real estate located in Philadelphia, PA,
         interest at 3% over the Federal Home Loan Bank of
         Pittsburgh rate, due September 2, 1999.  In June 1995,
         the Company sold a senior participation in this mortgage for
         $600,000, resulting in a gain of $226,000 and a face
         value due the Company of $611,000   . . . . . . . . . . . . . . . .        99,032           350,000

         Mortgage note, face value of $900,000, secured by
         commercial real estate located in Washington, D.C.,
         interest at 1 1/2% over the First Union National
         Bank rate, due September 30, 1999.  In June 1995,
         the Company sold a senior participation in this mortgage for
         $685,000, resulting in a gain of $76,000 and a face
         value due the Company of $215,000   . . . . . . . . . . . . . . . .       267,639              -

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


         Mortgage notes, face value of $1,485,000, secured
         by residential real estate located in Philadelphia, PA,
         interest at 2% over the Mellon Bank prime rate, due
         October 31, 1999  . . . . . . . . . . . . . . . . . . . . . .           1,370,819              -

         Mortgage notes, face value of $1,962,000, secured
         by residential real estate located in Philadelphia, PA,
         varying interest rates from 9 1/2% to 14.5%, due
         December 2, 1999.  In June 1995, the Company sold a
         senior participation in this mortgage for $1,160,000,
         resulting in a gain of $380,000 and a face value due the
         Company of $802,000   . . . . . . . . . . . . . . . . . . . .             150,890              -

         Mortgage note, face value of $3,000,000, secured by
         commercial real estate located in Pasadena, CA, interest
         at 2.75% over the average cost of funds to FSLIC-
         insured savings and loan associations, 11th District
         (but not less than 5.5% nor greater than 15.5%), due
         May 1, 2001   . . . . . . . . . . . . . . . . . . . . . . . .           1,671,695              -

         Mortgage note, face value of $4,389,000, secured
         by residential real estate located in Philadelphia, PA,
         interest at 2% over the yield of one-year United States
         Treasury securities, due July 31, 1998   . . . . . . . . . . .               -            1,330,198

         Note, face value of $3,559,000, secured by an unrecorded
         deed on real estate located in Philadelphia, PA, interest
         at 2% over the yield of one-year United States Treasury
         securities, due February 1, 2002 . . . . . . . . . . . . . . .            724,422              -

         Mortgage note, face value of $1,798,000, secured by
         residential real estate located in Margate, NJ, interest
         at the Chase Manhattan Bank prime rate (but not less
         than 9% nor greater than 15.5%), due January 1,
         2003.  In June 1995, the Company sold a senior participation in this mortgage for $685,000, resulting in a gain of $92,000
         and a face value due the Company of $1,113,000 . . . . . . . .            409,171           985,364

         Note, face value of $1,776,000, secured by a judgment
         lien, relating to real estate located in St. Cloud, MN,
         interest at 10%, due December 31, 2014 . . . . . . . . . . . .            489,196           615,976
                                                                              ------------       -----------

                                                                              $ 17,577,784       $ 9,783,436
                                                                              ============       ===========

As referenced above, in June 1995, the Company sold senior participations in seven real estate loans to an insurance company, pursuant to which the Company guaranteed that the insurance company would receive a return of its investment plus a specified rate of interest. In addition, the Company issued to the insurance company warrants to purchase 84,465 shares of the Company's common stock at the then market price of $11.75 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

    A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                                                      QUARTER ENDED                 NINE MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                   --------------------          -----------------------
                REVENUES (in thousands)           1995            1994             1995             1994
                -----------------------------------------------------------------------------------------
                Gas                              $  610          $  656           $1,986           $1,908
                Oil                                 190             130              452              327

                PRODUCTION VOLUMES
                -----------------------------------------------------------------------------------------
                Gas (Mcf/day)                     2,914           2,819            3,088            2,819
                Oil (Bbls/day)                      119              97               98               81

                AVERAGE SALES PRICE
                -----------------------------------------------------------------------------------------
                Gas (per Mcf)                    $ 2.30          $ 2.56           $ 2.36           $ 2.48
                Oil (per Bbl)                     17.58           14.63            16.96            14.82

         Natural gas revenues decreased 7% for the quarter and increased 4% for the nine months ended June 30, 1995, compared to the same periods a year ago. Production volumes increased 4% for the quarter and 10% for the nine months. Production volumes in the Company's Ohio fields of operation increased 17% for the quarter and 24% for the nine months compared to the same periods of the prior year, as a result of the acquisition of additional interests in existing wells from limited partners and other third parties. The Company spent $623,000 in the fourth quarter of fiscal 1994 and $178,000 in the first quarter of fiscal 1995 to acquire these interests. The Company also participated in the drilling of three successful wells during fiscal 1994 and the first three quarters of fiscal 1995 which have recently begun production. The Company intends to participate in the drilling of additional wells during the remainder of fiscal 1995 in both Ohio and New York. Production volumes in the Company's New York fields of operation were down 26% for the quarter and 16% for the nine months ended June 30, 1995, due to the natural decline in production from existing wells. The net increase in total natural gas volumes was offset by a decrease in the average price received by the Company--gas prices fell 10% for the quarter and 5% for the nine months ended June 30, 1995, compared to the same periods a year ago.

         Oil revenues increased 46% for the quarter and 38% for the nine months ended June 30, 1995, compared to the same periods a year ago. Production volumes increased 22% for the quarter and 21% for the nine months ended June 30, 1995, as a result of the acquisitions mentioned above. The average price received for oil increased 20% for the quarter and 14% for the nine months ended June 30, 1995.

         The Company's revenues have been and will continue to be affected by changes in oil and gas prices. The Company is unable to control or accurately predict these changes in prices. The Company's proved developed reserves are predominantly natural gas.

         Gas gathering and transmission revenues increased 17% for the quarter and 10% for the nine months ended June 30, 1995, from the same periods a year ago. This increase resulted primarily from the repurchase of limited partnership interests in a pipeline operated by the Company (see Note 4).

         Well services revenues decreased 18% for the quarter and 13% for the nine months ended June 30, 1995, as compared to the same periods a year ago, as a result of a decrease in the number of wells operated for limited partners.

         Real estate finance revenues represent interest earned and gains recognized on real estate loans owned by the Company. Through fiscal 1994, the Company had invested $9,783,000 in nine loans (see Note 5). During the first six months of fiscal 1995, the Company invested $12,985,000 in five loans. In addition, the Company added $508,000 and $767,000 to existing loans in the quarter and nine months ended June 30, 1995, respectively. By selling participation interests in seven loans during the third quarter of fiscal 1995, the Company received $5,431,000 in cash and recognized $1,230,000 in gains.
The Company intends to pursue similar real estate investment opportunities as they become available to the extent allowed by the Company's investment capability.

         Financial services revenues increased 98% for the quarter and 7% for the nine months ended June 30, 1995, as compared to the prior period. The increase for the quarter was the result of a delay in timing of financial and tax reporting services provided to certain oil and gas partnerships as compared to the prior year.

         Interest income decreased for the quarter and increased for the nine months ended June 30, 1995, as compared to the prior periods. These fluctuations are due to changes in the amount of funds temporarily invested.


COSTS AND EXPENSES

         Production and transmission expenses increased 7% for the quarter and 18% for the nine months ended June 30, 1995. These increases were primarily attributable to the acquisition of limited partners' interests in oil and gas partnerships for which the Company serves as the general partner and increased workover costs in the Company's Ohio fields of operation. Production costs as a percentage of oil and gas revenues were constant at 42% for the quarter and increased from 42% to 46% for the nine months ended June 30, 1995, as compared to similar periods of the prior year.

         Real estate finance expenses rose significantly for both the quarter and nine months ended June 30, 1995, as compared to the same periods a year ago. These increases are the result of higher legal and personnel costs associated with the growth of the Company's real estate activities.

         Exploration costs decreased significantly for both the quarter and nine months ended June 30, 1995, as compared to the same periods a year ago due to property impairments of approximately $529,000 in the prior year versus $38,500 in the current year.

         General and administrative expenses increased 13% in the quarter and 20% in the nine months ended June 30, 1995, as compared to the same periods of the prior year. These increases are a result of the payment of incentive compensation and a reduction in administrative fees earned. Administrative fees charged to wells operated by the Company represent a direct reduction to the Company's general and administrative expense. The number of wells operated for third parties by the Company has decreased as compared to the prior year as a result of the liquidation of some partnerships in which the Company earned fees associated with its duties as general partner.

         Depreciation and amortization consists primarily of amortization of oil and gas properties. Amortization of oil and gas properties as a percentage of oil and gas revenues decreased from 33% to 31% in the third quarter of fiscal 1995, and from 32% to 29% for the nine months ended June 30, 1995, compared to the same periods in the prior year. This variance is attributable to changes in the Company's oil and gas reserve quantities, product prices, and fluctuations in the depletable cost basis of oil and gas properties.

LIQUIDITY AND CAPITAL RESOURCES

         Funds provided by operations and funds borrowed under long-term and short-term debt have been the principal sources of working capital during the past two fiscal years. Total funds provided increased $284,000 or 22%. The increase in funds provided are primarily attributable to an increase in net income for fiscal 1995 as compared to the prior year.

         The Company invested $12,985,000 in the acquisition of five real estate loans and advanced $767,000 on existing loans held by the Company during the first nine months of fiscal 1995 as compared to the investment of $1,168,000 during the similar prior period. In addition, participation interests were sold in seven loans generating $5,431,000 in cash for the Company. As a result, the Company's cash used in investing activities increased $6,639,000 during the first nine months of fiscal 1995, as compared to the prior year.

         The Company's cash flow provided by financing activities increased $3,009,000 during the first nine months of fiscal 1995 as compared to the prior year. This increase was a result of the sale of a $2,000,000 note and the release for corporate investment purposes of $3,925,000 in previously restricted cash serving as partial collateral security for the Company's $8,000,000 senior secured note. In order to complete these transactions, the Company has pledged substantially all of its energy and real estate assets and certain of its real estate loans as collateral (see Note 3).

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

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits:

             Exhibit No.                                                   Description
             -----------                                                   -----------

               10.1                       Warrant to Purchase 49,275 Shares of Common Stock of Resource
                                          America, Inc., Issued to Physicians Insurance Company of Ohio
                                          dated June 1, 1995

               10.2                       Warrant to Purchase 35,190 Shares of Common Stock of Resource
                                          America, Inc., Issued to Physicians Insurance Company of Ohio
                                          dated June 20, 1995

               11.1                       Calculation of Primary and Fully Diluted Earnings per Share

               27                         Financial Data Schedule

         b)  Reports on Form 8-K:

             There were no Reports on Form 8-K filed by the Company for the quarter ending June 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RESOURCE AMERICA, INC.
                                                   (Registrant)


Date      August 11, 1995              By       /s/ Michael L. Staines
    ----------------------------          --------------------------------------
                                          Michael L. Staines
                                          Senior Vice President and Secretary



Date      August 11, 1995              By       /s/ Nancy J. McGurk
    -----------------------------         --------------------------------------
                                          Nancy J. McGurk
                                          Vice President - Finance and Treasurer