Form 10KSB
period 1995-09-30
RESOURCE AMERICA INC
filed 1995-12-29
CIK 83402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.  20549

                         FORM 10-KSB


(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    (Fee Required)

            For the fiscal year ended September 30, 1995

Commission file number    0-4408

                        RESOURCE AMERICA, INC.
             (Name of small business issuer in its charter)

      Delaware                                   72-0654145
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification Number)

1521 Locust Street, Philadelphia, Pennsylvania                    19102
  (Address of principal executive offices)                     (Zip Code)

               Issuer's telephone number:  (215) 546-5005

     Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:
                          Title of each class
                Common Stock, par value $.01 per share

              Name of each exchange on which registered:
     The Company's Common Stock trades on the NASDAQ National
              Market System under the symbol "REXI"

Check whether the issuer (l) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts II or III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year:  $11,448,068

On December 15, 1995, there were 664,636 shares of Common Stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant on that date was $10,457,088, based upon the closing sale price on December 15, 1995.

                   Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1995 (the "Annual Report") (incorporated into Parts I, II, and IV of this Form 10-KSB).

Portions of the Registrant's Proxy Statement dated January 29, 1996 (incorporated into Part III of this Form 10-KSB).

                                 PART I
ITEM 1.        DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT
        Resource America, Inc., (the "Company" or the "Registrant") was organized under the laws of Delaware on February 9, 1966. Registrant maintains its principal executive offices at 1521 Locust Street, Philadelphia, Pennsylvania, 19102, and its telephone number is (215) 546-5005. Its energy and accounting operations are centered at 2876 South Arlington Road, Akron, Ohio, 44312, and its telephone number is (216) 644-6626. Its equipment leasing operations are located at 7 East Skippack Pike, Ambler, Pennsylvania, 19002, and its telephone number is (215) 619-2800. Unless the context otherwise requires, the term "Company" as used herein refers to the Registrant and its wholly-owned subsidiaries Resource Programs, Inc., St. Julien III Corporation, Resource Ventures, Inc. (which was liquidated during the current fiscal year), Resource Properties, Inc., Resource Properties II, Inc., Resource Properties III, Inc., Resource Properties IV, Inc., Resource Properties V, Inc., Resource Properties VI, Inc., Resource Properties VII, Inc., Resource Properties VIII, Inc., Resource Properties IX, Inc., Resource Properties X, Inc., Resource Properties XI, Inc., Resource Properties XII, Inc., Resource Properties XIII, Inc., Resource Properties XIV, Inc., Resource Properties XV, Inc., Resource Properties XVI, Inc., RAI Financial, Inc., Rancho Investments, Inc., Resource Leasing, Inc., Resource Energy, Inc.,
Resource Well Services, Inc., Resource GP, Inc. (which was liquidated during the current fiscal year) and Fidelity Leasing Corp. (which was acquired during the current fiscal year).

        Information regarding the acquisition of Fidelity Leasing
Corporation is set forth in Note 8 to the Company's consolidated financial statements of the Registrant's Annual Report, which is incorporated herein by reference.

        Information regarding the industry segments the Company operates in is set forth in Note 9 to the Company's consolidated financial statements of the Registrant's Annual Report, which is incorporated herein by reference.

(b)  BUSINESS OF ISSUER
        Resource America, Inc. is a specialty-finance company involved in the acquisition and management of income producing partnership related assets principally in two industries: real estate finance and energy.

        In real estate, the Company is currently focused on the purchase at discount of income producing real estate mortgages in the $1 to $10 million range - a range that has been largely overlooked by the large national and international financial institutions. The Company has been able to purchase sixteen such mortgages representing a total mortgage receivable in excess of $52 million at an aggregate cost of $18 million from just such institutions. The Company has been able to generate income from the recurring interest earned from ownership of the mortgages as well as the gains realized from the restructuring of several such mortgages. The Company intends to purchase at discount further real estate loans with yields which are generally similar to those of the Company's current mortgage portfolio. The Company has financed these activities through use of internally generated cash and through borrowings from an insurance company.

        In energy, the Company produces, transports, and operates natural gas and oil properties for its own account and that of investors. The Company has interests in 767 wells, operating approximately 680 of those wells (concentrated in the states of Ohio, New York and Pennsylvania), and owns and/or operates approximately 310 miles of gas pipelines in its producing fields in those states. Additionally, the Company holds mineral rights under approximately 88,000 net acres. Through a subsidiary, the Company provides well services to others.

                           REAL ESTATE FINANCING

        Additional material called for by this item is set forth in Note
10 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report for the year ended September 30, 1995, and is incorporated herein by reference.

Major Customers
        As disclosed in Note 9 to the Company's consolidated financial statements of the Registrant's Annual Report, which is incorporated herein by reference, the Company had one borrower that accounted for at least 10% of the Company's total revenues during fiscal 1995.

Competition
        The real estate finance business is intensely competitive in all of its aspects. Competition for the Company in the acquisition of mortgage loans comes from individuals, investment partnerships, financial investment companies, and public and private mortgage funds, among others. Many of these entities possess greater financial resources than the Company. While it is impossible for the Company to accurately determine its comparative industry position with respect to its ability to acquire additional mortgages, the Company does not believe its real estate mortgage acquisition activities to be significant within the industry.

        The Company's ability to add to its real estate mortgage portfolio will depend on its success in funding the acquisition of such additional mortgages. The Company will face competition in raising such funds in the financial capital markets where it will have to compete for capital based largely on the Company's overall financial performance and, more specifically, the performance of the Company's real estate investment portfolio.



                                ENERGY

Oil and Gas Well Operations
        The Company operates approximately 680 wells on behalf of limited partnerships of which it is also the general partner, and joint ventures of which it is also the managing general partner, as well as for its own account and for other third parties. The Company's activities have been primarily located in the Appalachian Basin in Ohio, New York and Pennsylvania. Natural gas produced from wells operated by the Company is collected in gas gathering pipeline systems operated by the Company and is sold to a number of customers such as gas brokers and local utilities under a variety of contractual arrangements. Oil produced from wells operated by the Company is sold at the well site to regional oil refining companies at the prevailing spot price for Appalachian crude oil.

        During fiscal 1995, the Company acquired limited partners' interests in and purchased wells from various oil and gas partnerships in which the Company is the general partner for a total cost of $133,000.

Exploration and Development
        The Company has, through limited partnerships and joint ventures organized by it and for its own account, engaged in exploration and development drilling. In such partnerships and joint ventures, the Company acts as general contractor under specific drilling agreements, but subcontracts drilling and certain other work to third parties. Drilling has been on acreage held by the Company.
Pipeline Operation
        The Company operates, on behalf of two limited partnerships of which it is the general partner, and for its own account, various gas gathering pipeline systems totaling approximately 310 miles in length. Such pipeline systems are located in Ohio, New York and Pennsylvania.

Well Services
        The Company provides a variety of well services to wells of which it is the operator and to wells operated by independent third party operators. Such services are provided at rates in conformance with general industry standards.

Sources and Availability of Raw Materials
        The Company contracts for drilling rigs and purchases tubular goods necessary for the drilling and completion of wells from a substantial number of drillers and suppliers, no one of which supplies a significant portion of the Company's annual needs. During fiscal 1995, the Company faced no shortage of such goods and services. The duration of the current supply and demand situation cannot be predicted with any degree of certainty due to numerous factors affecting the oil and gas industry, including selling prices, demand for oil and gas, and governmental regulations. The Company expects the current situation to continue into fiscal 1996.

Major Customers
        As disclosed in Note 9 to the Company's consolidated financial statements of the Registrant's Annual Report, which is incorporated herein by reference, the Company had one oil and gas customer that accounted for at least 10% of the Company's total revenues during fiscal 1995.

Competition
        The oil and gas business is intensely competitive in all of its aspects. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial, and individual customers. Domestic oil and gas sales are also subject to competition from foreign sources. Moreover, competition is intense for the acquisition of leases considered favorable for the development of oil and gas in commercial quantities. The Company's competitors include other independent oil and gas companies, individual proprietors, and partnerships. Many of these entities possess greater financial resources than the Company. While it is impossible for the Company to accurately determine its comparative industry position with respect to its provision of products and services, the Company does not consider its oil and gas operations to be a significant factor in the industry. The Company's ability to increase its oil and gas reserves will depend upon (i) its ability to develop its present oil and gas leases, (ii) its ability to select and acquire suitable leases for future drilling, and (iii) its ability to compete for the necessary capital, which will depend largely on the success of its oil and gas development activities and the status of income tax laws affecting oil and gas investments.

Markets
        The availability of a ready market for oil and gas produced by the Company will depend on a variety of factors beyond the Company's control including, among other things, fluctuating supply and demand; the level of domestic production by oil and gas companies; governmental regulation concerning the production, sale, and transportation of oil and gas; imports of crude oil and natural gas from foreign countries; and the proximity, availability, and capacity of pipelines and other required facilities. Currently, the supply of both crude oil and natural gas is more than sufficient to meet projected demand in the United States. These conditions have had, and may continue to have, a negative impact on the Company through reduced demand and lower prices for its oil and gas reserves (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report, which is incorporated herein by reference).
Governmental Regulation
        The exploration, production, and sale of oil and natural gas are subject to numerous state and federal laws and regulations. Such laws and regulations govern a wide variety of matters, including the drilling and spacing of wells, marketing, and pricing. Compliance with the laws and regulations affecting the oil and gas industry generally increases the Company's costs of doing business, and consequently affects its profitability. Inasmuch as such regulations are frequently changing, the Company is unable to predict the future cost or impact of complying with such regulations. The Company is not aware of any violation of environmental regulations pending against it which would have a material effect on its operations or financial position, and the Company does not expect to spend any material amounts during the next fiscal year in connection with such environmental regulations.

        In April 1992, the Federal Energy Regulatory Commission issued Order 636, which generally requires the unbundling of transportation and marketing of natural gas. As a result of Order 636, the Company has experienced increased competition in the marketing of natural gas and higher costs for services used by the Company in the production of natural gas. Additionally, the Company believes Order 636 diminishes the previous economic advantages and price premiums obtained by the Company due to its proximity to Appalachian Basin reserves and major Northeast markets. The Company cannot predict the effect of Order 636 in the future.

Employees
        On September 30, 1995, the Company employed 60 persons, all of whom are full-time.


ITEM 2.        DESCRIPTION OF PROPERTY

Office Facilities
      The Company owns its energy and accounting operations which is located in Akron, Ohio. This location consists of a 9,600 square foot office building and land.

      The Company leases all of its other facilities. Within the state of Pennsylvania, the Company has two offices, the executive and real estate offices are located in Philadelphia, leased under an agreement with rents of $50,000 per year through May 31, 2000. The equipment leasing operations are located in Ambler, leased under an agreement with rents of $81,000 per year through November 27, 2000.

        The Company also has three other offices located in Ohio, New
York and California which house energy and equipment brokerage operations. Rents paid for fiscal 1995 totalled $60,500.

INFORMATION CONCERNING RESERVES, PRODUCTION, WELLS, ACREAGE, AND
DRILLING ACTIVITIES

Introduction
        The Company believes that it has satisfactory title to its interests in developed oil and gas properties. The Company's developed oil and gas properties are subject to customary royalty interests generally contracted for in connection with the acquisition of the properties, burdens incident to operating agreements, current taxes, and easements and restrictions (collectively, "Burdens"). Presently, the Company is current with respect to all such Burdens and it believes that such Burdens do not materially detract from the value of its properties or from the Company's interests therein or materially interfere with their use in the operation of the Company's business.

        As is customary in the oil and gas industry in the case of undeveloped properties, little or no investigation of title is made at the time of acquisition (other than a preliminary review of local real estate records). However, investigations are generally made and, in virtually every case, a title opinion is obtained from local counsel before drilling operations begin.

Significant Properties
        At September 30, 1995, the Company had no individual interests in an oil and gas property that accounted for more than 10% of the Company's proved developed oil or gas reserves, including the Company's interest in reserves owned by 41 partnerships.

Oil and Gas Reserve Information
        An evaluation of the Company's estimated proved developed oil and gas reserves as of September 30, 1995, was verified by E. E. Templeton & Associates, Inc., an independent petroleum engineering firm. Factors affecting changes in reserves are set forth and discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report, which is incorporated herein by reference. Further information concerning net proved developed oil and gas reserves as of September 30, 1995 and 1994, and the standardized measure of discounted future net cash flows and changes therein, is set forth in Note 12 of Notes to Consolidated Financial Statements of the Company of the Registrant's Annual Report, which is incorporated herein by reference.

Reserves Reported to Other Agencies
        The Company does not file any estimates of total proved net oil and gas reserves with any other federal authority or agency.

Oil and Gas Production
        The following table sets forth net quantities of oil and natural gas produced, average sales prices, and average production (lifting) costs per equivalent unit of production, for the periods indicated, including its equity interests in the production of 41 partnerships, for the fiscal years indicated. All production is from wells located in the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report, which is incorporated herein by reference.

                          Production              Average Sales Price      Average Lifting Cost
                 Oil (bbls)     Gas (mcf)       per bbl      per mcf      per Equivalent mcf <F1>
        1995      36,420      1,198,245       $16.74        $2.31                $1.06

        1994      34,002      1,161,685       $15.74        $2.45                $1.00

        1993      30,788      1,178,727       $18.64        $2.39                $1.05

<F1>
Oil production is converted to mcf equivalents at the rate of six mcf per bbl (barrel).

Oil and Gas Wells
        The following table sets forth information as of September 30, 1995 regarding the Company's productive oil and gas wells:

                                                 Number of Productive Wells
                                                   Gross (2)      Net (2)

Oil Wells . . . . . . . . . . . . . . . .            186            36

Gas Wells. . . . . . . . . . . . . . . .             581            376
                       Total. . . . . . . .          767            412



(2) Includes the Company's equity interest in wells owned by 41 partnerships. Does not include royalty or overriding interest held by the Company.


Acreage
        The following table sets forth information with respect to the Company's developed and undeveloped oil and gas acreage as of September 30, 1995. The information in this table includes the Company's equity interest in acreage owned by 41 partnerships.


                                                       Developed Acreage    Undeveloped Acreage
                                                      Gross            Net       Gross           Net
Arkansas . . . . . . . . . . . . . . . .        2,560               403
Kansas . . . . . . . . . . . . . . . . .          160                20
Louisiana. . . . . . . . . . . . . . . .        1,819               206
Mississippi. . . . . . . . . . . . . . .           40                 3
New York . . . . . . . . . . . . . . . .       12,087            10,410      36,484            35,443
Ohio . . . . . . . . . . . . . . . . . .       36,091            28,218      11,470            10,431
Oklahoma . . . . . . . . . . . . . . . .        4,243               635
Pennsylvania . . . . . . . . . . . . . .        2,174             1,593
Texas. . . . . . . . . . . . . . . . . .        4,520               209

                                               62,694            41,697      47,954            45,874

        The terms of the Company's oil and gas leases vary, depending upon the location of the leased premises and the minimum remaining terms of undeveloped leases, from less than one year to five years. Rentals of approximately $18,100 were paid in fiscal 1995 to maintain leases on such acreage in force.

Drilling Activity
        The following table sets forth information with respect to the number of wells completed in Ohio and New York (the only areas in which Company drilling activities occurred) at any time during fiscal 1995, 1994, and 1993, regardless of when drilling was initiated:

                            Exploratory Wells                             Development Wells
                    Productive                  Dry                Productive                Dry
                Gross        Net       Gross        Net              Gross       Net       Gross        Net
1995              3.0           .36          2.0           .36          1.0          .87        2.0           1.75

1994              2.0           .18          2.0          1.18           -            -          -              -

1993               -             -            -             -            -             -         -              -

Present Activities
        At December 22, 1995, no wells were in the process of being drilled.

Delivery Commitments
        The Company is not obligated to provide any fixed quantities of oil or gas in the future under existing contracts.


INFORMATION CONCERNING REAL ESTATE INVESTMENTS

        As disclosed in Note 10 to the Company's consolidated financial statements of the Registrant's Annual Report, which is incorporated herein by reference, the Company holds real estate investments purchased at a discount.

        The Company currently has no limitations or existing policies on the percentage of assets which the Company may invest in such loans or the types of investments the Company may make.

        The Company has acquired the long term loans primarily for current income but also, to a lesser extent, for capital gain purposes.


ITEM 3.        LEGAL PROCEEDINGS

        There were no material legal proceedings pending as of September
30, 1995.



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1995.

                                                        PART II


ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

Price Range of Common Stock
        In response to the information called for by this item, the material is set forth under the heading "Corporate Stock" of the Registrant's Annual Report, which is incorporated herein by reference.

Approximate Number of Holders of Common Stock
        In response to the information called for by this item, the material is set forth under the heading "Corporate Stock" of the Registrant's Annual Report, which is incorporated herein by reference.

Dividends
        In response to the information called for by this item, the material is set forth under the headings "Corporate Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report, which is incorporated herein by reference.



ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

        In response to the information called for by this item, the material is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report, which is incorporated herein by reference.



ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY
               DATA

        The consolidated financial statements of the Company, including the Notes to Consolidated Financial Statements, are included in the Registrant's Annual Report. The report of the Company's current independent auditors with respect to the Company's consolidated financial statements is included on page 2 of the Registrant's Annual Report. Each of the foregoing items is incorporated herein by reference.



ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                                       PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

        In response to the information called for by this item, the material is set forth under the caption "Directors and Executive Officers" of the Proxy Statement, and is incorporated herein by reference.



ITEM 10.       EXECUTIVE COMPENSATION

        In response to the information called for by this item, the material is set forth under the caption "Compensation of Executive
Officers and Directors" of the Proxy Statement, and is incorporated herein by reference.



ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        In response to the information called for by this item, the material is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement, and is incorporated herein by reference.



ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In response to the information called for by this item, the material is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement, and is incorporated herein by reference.

                                                        PART IV


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this Form 10-KSB:

        1.     Financial Statements

               The following consolidated financial statements of the Company contained on pages 3 through 22, inclusive, of the Registrant's Annual Report are incorporated herein by reference:

                    Consolidated Statement of Operations for years ended September 30, 1995, and 1994.

                    Consolidated Balance Sheet at September 30, 1995, and
                    1994.

                    Consolidated Statement of Changes in Stockholders' Equity for years ended September 30, 1995, and 1994.

                    Consolidated Statement of Cash Flows for years ended September 30, 1995, and 1994.

                    Notes to Consolidated Financial Statements.

        2.     Exhibits

               Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

               Exhibit No.        Description


                    3.1           Restated Certificate of Incorporation.
                                  Incorporated by reference to
                                  Registrant's Form 10-K for fiscal year
                                  ended September 30, 1983.


                    3.2 Bylaws, as amended. Incorporated by reference to Registrant's Form 10-K for fiscal year ended September 30, 1984.


                    10.1          1984 Key Employee Stock Option Plan.
                                  Incorporated by reference
                                  to Registrant's Form 10-K for fiscal year ended September 30, 1984.


                    10.2          1989 Key Employee Stock Option Plan.
                                  Incorporated by reference
                                  to Registrant's Form 10-K for fiscal year ended September 30, 1989.


                    10.3          Employee Stock Ownership Plan.
                                  Incorporated by reference to
                                  Registrant's Form 10-K for fiscal year ended
                                  September 30, 1989.

                    10.7          Incentive Stock Option Agreement with
                                  Michael L. Staines dated
                                  April 20, 1993. Incorporated by reference to Registrant's Form 10-KSB for fiscal year ended September 30, 1993.


                    10.8 Incentive Stock Option Agreement with Scott Schaeffer dated April
                                  20, 1993.  Incorporated by reference to
                                  Registrant's Form 10-KSB
                                  for fiscal year ended September 30, 1993.


                    10.10 Incentive Stock Option Agreement with Edward E. Cohen dated April
                                  20, 1993.  Incorporated by reference to
                                  Registrant's Form 10-KSB
                                  for fiscal year ended September 30, 1993.


                    10.11 Incentive Stock Option Agreement with Nancy J. McGurk dated April
                                  20, 1993.  Incorporated by reference to
                                  Registrant's Form 10-KSB
                                  for fiscal year ended September 30, 1993.


                    10.12         Incentive Stock Option Agreement with
                                  Michael L. Staines dated
                                  April 20, 1993. Incorporated by reference to Registrant's Form 10-
                                  KSB for fiscal year ended September 30, 1993.


                    10.13 Promissory Note effective February 1, 1993, between Society
                                  National Bank and Resource America, Inc.
                                  Incorporated by reference
                                  to Registrant's Form 10-KSB for fiscal year ended September 30,
                                  1993.


                    10.14 Note Purchase Agreement Between Resource America, Inc., and
                                  Physicians Insurance Company of Ohio dated
                                  May 25, 1994.


                    10.15 Warrant Agreement Between Resource America, Inc., and Physicians
                                  Insurance Company of Ohio dated May 25,
                                  1994.


                    10.16 Wrap-Around Deed of Trust Note between Washington Properties
                                  Limited Partnership and RAI Financial, Inc dated January 18, 1995.


                    10.17         Warrant to Purchase 40,000 shares of
                                  Common Stock of Resource
                                  America, Inc., issued to Physicians' Insurance Company of Ohio dated December 21, 1994.


                    10.18         Warrant to Purchase 49,275 shares of
                                  Common Stock of Resource
                                  America, Inc., issued to Physicians' Insurance Company of Ohio dated June 1, 1995.

                    10.19         Warrant to Purchase 35,190 shares of
                                  Common Stock of Resource
                                  America, Inc., issued to Physicians' Insurance Company of Ohio dated June 20, 1995.


                    10.20* Stock Purchase Agreement between Resource Leasing, Inc. and FML
                                  Leasehold, Inc. and Fidelity Leasing Corp.
                                  dated August 30, 1995.


                    11.1* Calculation of Primary and Fully Diluted Earnings per Share.


                    13.1* Annual Report of Resource America, Inc., for the year ended
                                  September 30, 1995.


                    22.1*         List of Subsidiaries.


                    23.1*         Consent of E. E. Templeton & Associates,
                                  Inc.


                    27*           Financial Data Schedule



(b)     Reports on Form 8-K:

               There were no reports on Form 8-K filed during the fourth quarter of fiscal 1995.

                               SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RESOURCE AMERICA, INC. (Registrant)


                                      By:           /s/ Edward E. Cohen
December 29, 1995                                        President


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 29, 1995.

       Signature                                Title



   /s/ Edward E. Cohen             Chairman of the Board and President of
       Edward E. Cohen             Resource America, Inc.


   /s/ Michael L. Staines          Senior Vice President, Secretary, and
       Michael L. Staines          Director of Resource America, Inc.


   /s/ Carlos C. Campbell          Director of Resource America, Inc.
       Carlos C. Campbell


   /s/ John R. Hart                Director of Resource America, Inc.
       John R. Hart


   /s/ Andrew M. Lubin             Director of Resource America, Inc.
       Andrew M. Lubin


   /s/ Alan D. Schreiber           Director of Resource America, Inc.
       Alan D. Schreiber


   /s/ John S. White               Director of Resource America, Inc.
       John S. White


   /s/ Nancy J. McGurk             Vice President - Finance and Treasurer
       Nancy J. McGurk             Chief Accounting Officer) of Resource
                                   America, Inc.