Form 10QSB
period 1995-12-31
RESOURCE AMERICA INC
filed 1996-02-14
CIK 83402

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                 Form 10-QSB

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1995
                                         -----------------

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _________

            Commission file number            0-4408
                                   ------------------------------

                           RESOURCE AMERICA, INC.
                           ----------------------
  (Exact name of small business issuer as specified in its charter)


           Delaware                           72-0654145
-------------------------------        ------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

           1521 Locust Street, Philadelphia, Pennsylvania  19102
         ---------------------------------------------------------
                (Address of principal executive offices)

                               (215) 546-5005
                    ------------------------------------
                        (Issuer's telephone number)


          --------------------------------------------------------
            (Former name, former address, and former fiscal year,
                      if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]   No [  ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                 665,202
                         -------------------------

                          RESOURCE AMERICA, INC.

                                  INDEX


                                                               PAGE
                                                             NUMBER
                                                             ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheet (Unaudited) December 31,
      1995, and September 30, 1995. . . . . . . . . . . . . .1 & 2

    Consolidated Statement of Income (Unaudited) - Three
      Months Ended December 31, 1995, and 1994. . . . . . . . . .3

    Consolidated Statement of Cash Flows (Unaudited) -
      Three Months Ended December 31, 1995, and 1994. . . . . . .4

    Notes to Consolidated Financial Statements (Unaudited). . 5-10


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .11-13


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .14

                    PART I.  FINANCIAL INFORMATION


               CONSOLIDATED BALANCE SHEET (UNAUDITED)

              RESOURCE AMERICA, INC., AND SUBSIDIARIES

              December 31, 1995, and September 30, 1995

===================================================================

                                                    December 31,   September 30,
                                                       1995             1995
                                                    ------------   -------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                      $  5,496,918   $   2,457,432
     Accounts and notes receivable                     1,661,076       1,303,556
     Inventory                                           130,406         128,488
     Prepaid expenses and other current assets           127,313          34,557
                                                    ------------   -------------
          Total Current Assets                         7,415,713       3,924,033

PROPERTY AND EQUIPMENT
     Oil and gas properties and equipment
       (successful efforts)                           24,142,976      24,039,762
     Gas gathering and transmission facilities         1,514,127       1,514,127
     Other                                             1,116,915       1,072,243
                                                    ------------   -------------
                                                      26,774,018      26,626,132

     Less - accumulated depreciation, depletion,
       and amortization                              (14,328,386)    (14,043,455)
                                                    ------------   -------------
              Net Property and Equipment              12,445,632      12,582,677

INVESTMENTS IN MORTGAGE LOANS                         16,291,935      17,991,415
RESTRICTED CASH                                        1,026,119         904,409

OTHER ASSETS                                           2,085,045       2,147,430
                                                    ------------   -------------
                                                     $39,264,444     $37,549,964
                                                    ============   =============

The accompanying notes are an integral part of these financial statements.

             CONSOLIDATED BALANCE SHEET (UNAUDITED)

            RESOURCE AMERICA, INC., AND SUBSIDIARIES

           December 31, 1995, and September 30, 1995

===================================================================

                                                       December 31,        September 30,
                                                           1995                 1995
                                                     ----------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                         $     402,681       $        721,673
     Accrued liabilities                                    521,466                516,066
     Accrued income taxes                                   250,322                    -
     Current portion of long-term debt                       91,000                 91,000
                                                      -------------       ----------------
          Total Current Liabilities                       1,265,469              1,328,739

LONG-TERM DEBT                                            8,519,443              8,522,682

DEFERRED INCOME TAXES                                     1,520,000              1,147,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value, 1,000,000
       authorized, none issued                                  -                      -
     Common stock, $.01 par value, 3,500,000
       authorized shares, 817,912 issued and
       outstanding shares (including 152,710 and
       152,700 treasury shares) at December 31,
       1995, and September 30, 1995, respectively             8,179                  8,179
     Additional paid-in capital                          19,185,497             19,214,210
     Retained earnings                                   11,969,611             10,532,719
     Less cost of treasury shares                        (2,721,627)             (2,721,437)
     Less loan receivable from ESOP                        (482,128)               (482,128)
                                                       ------------            ------------
          Total Stockholders' Equity                     27,959,532              26,551,543
                                                       ------------            ------------
                                                       $ 39,264,444            $ 37,549,964
                                                       ============            ============

The accompanying notes are an integral part of these financial statements.

           CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

             RESOURCE AMERICA, INC., AND SUBSIDIARIES

         Three Months Ended December 31, 1995, and 1994
===================================================================

                                                                  Three Months
                                                             Ended December 31,
                                                      -------------------------------
                                                           1995              1994
                                                      ------------      -------------
REVENUES
     Real estate finance                              $  2,085,121      $     687,781
     Oil and gas production                                821,991            841,256
     Gas gathering and transmission                         92,966             98,219
     Well services                                         193,513            235,619
     Equipment Leasing                                     608,761                -
     Financial services                                    152,174             79,045
     Interest                                               71,209             35,574
                                                       -----------       ------------
                                                         4,025,735          1,977,494

COSTS AND EXPENSES
     Production and transmission                           354,851            396,014
     Well services                                         192,238            208,627
     Real estate                                           139,956            154,911
     Financial services                                     37,381             49,775
     Equipment Leasing                                     (10,441)
     Exploration                                            29,893             40,895
     General and administrative                            408,877            330,840
     Depreciation and amortization                         409,858            342,625
     Interest                                              214,566            220,090
     Other - net                                            (2,079)              (693)
                                                       -----------       ------------
                                                         1,775,100          1,743,084
                                                       -----------       ------------

     INCOME FROM OPERATIONS                              2,250,635            234,410

OTHER INCOME
     Gain on sale of property                                  427                833
                                                       -----------       ------------

Income before income taxes                               2,251,062            235,243
Provision for federal income taxes                         653,000             35,000
                                                       -----------       ------------
     NET INCOME                                        $ 1,598,062       $    200,243
                                                       ===========       ============

NET INCOME PER COMMON SHARE                            $    1.87         $     .27
                                                       ===========       ============

Weighted average common shares outstanding                 859,000            737,500
                                                       ===========       ============

The accompanying notes are an integral part of these financial statements.

         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
           RESOURCE AMERICA, INC., AND SUBSIDIARIES
         Three Months Ended December 31, 1995, and 1994
==================================================================

                                                                         Three Months
                                                                      Ended December 31,
                                                           ----------------------------------------------
                                                                1995              1994
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                            $  1,598,062      $    200,243
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                            409,858           342,625
       Amortization of discount on senior note and
         deferred finance costs                                  18,662            18,038
       Property impairments and abandonments                     30,663            19,500
       Deferred income taxes                                    373,000            35,000
       Gain on dispositions and investments                  (1,447,454)             (833)
       Change in operating assets and liabilities
       net of effects from purchase of subsidiaries:
         (Increase) decrease in accounts receivable            (357,520)          233,580
         Increase in prepaid expenses and other
            current assets                                      (92,756)          (71,724)
         Decrease in accounts payable                          (318,992)          (81,204)
         Increase (decrease) in other current liabilities       255,721          (246,793)
         Accretion of discount                                 (128,666)          (89,088)
         Increase in inventory                                   (1,918)          (17,479)
                                                           ------------      ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                338,660           341,865

INVESTING ACTIVITIES:
     Capital expenditures                                      (294,287)         (256,092)
     Proceeds from sale of assets                            10,911,509            45,532
     (Increase) decrease in other assets                        (17,423)          126,651
     Increase in investments in mortgage loans               (7,580,827)       (5,044,708)
                                                           ------------      ------------
       NET CASH PROVIDED BY (USED IN) INVESTING
          ACTIVITIES                                          3,018,972        (5,128,617)

FINANCING ACTIVITIES:
     Long-term borrowings                                           -           2,000,000
     Dividends paid                                            (161,155)              -
     Principal payments on long-term debt                        (6,365)           (5,699)
     (Increase) decrease in restricted cash                    (121,710)        5,157,173
     Purchase of treasury stock                                 (28,916)          (70,769)
                                                           ------------      ------------
       NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                               (318,146)        7,080,705

INCREASE IN CASH AND CASH EQUIVALENTS                         3,039,486         2,293,953
CASH AT BEGINNING OF YEAR                                     2,457,432         2,597,556
                                                           ------------      ------------
CASH AT DECEMBER 31                                        $  5,496,918      $  4,891,509
                                                           ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Accounting policies: Cash includes highly liquid investments with a maturity of three months or less.
     Interest:  Cash paid during the first three months of 1996 for:

                                             Interest     $389,116
                                 Federal income taxes       30,000


The accompanying notes are an integral part of these financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
===================================================================


NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

     In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim period included herein have been made.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended September 30, 1995, included in the Company's Annual Report on Form 10-KSB.


NOTE 2 - TRANSACTIONS WITH RELATED PARTIES

     A law firm in which an officer of the Company holds "of counsel" status provides legal services to the Company. The Company believes that such services are provided on terms no less favorable to the Company than those which would be obtainable from third parties providing similar services.

     The Company holds real estate loans with respect to nineteen properties owned by third parties. These properties are managed by a corporation in which an officer of the Company is an officer and minority shareholder. Management fees payable under the management agreements are subordinated to receipt by the Company of minimum required debt service payments under the loans.

     The Company maintains depository and investment accounts in a bank subsidiary of JeffBanks, Inc., in which the Chairman of the Company serves as a director. The Chairman's wife is a director and executive officer of JeffBanks, Inc.


NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                  December 31,     September 30,
                                                                       1995             1995
                                                                  ------------     -------------
     Mortgage note payable to a bank, secured by real estate,
     monthly installments of approximately $3,300 including
     interest at 3/4% above the prime rate through May 2002       $    234,982     $     241,347

     Loan payable to a bank, 20 equal semiannual installments
     of $32,143 and quarterly payments of interest at 84% of
     the prime rate through July 1996, at which time the rate
     converts to 1/2% above the prime rate through 2003                482,128           482,128

     9.5% senior secured note payable, interest due semi-
     annually, principal due May 2004                                7,893,333         7,890,207
                                                                  ------------     -------------
                                                                     8,610,443         8,613,682

     Less amounts payable in one year                                   91,000            91,000
                                                                  ------------     -------------
                                                                  $  8,519,443     $   8,522,682
                                                                  ============     =============

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
===================================================================

     The long-term debt maturing over the next five years is as follows: 1996 - $91,000; 1997 - $94,000; 1998 - $97,000; 1999 -
$101,000; and 2000 - $105,000.

     The senior secured note payable is collateralized by substantially all of the Company's oil and gas properties. Certain credit agreements require the Company to comply with certain restrictive covenants. At December 31, 1995, the Company was in compliance with such covenants.


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

     The limited partners in both programs have the right to sell their interests in the programs to the Company following the fifth anniversary of the respective program's closing at a price equal to
4.5 times the cash flow per unit during the fifth year of partnership operations, subject to a maximum sale price of $50,000 per unit. The limited partners may also cause the sale of the pipelines after the fifth year of the respective partnership's operations. In accordance with the terms of the limited partnership agreement, during fiscal 1995 the Company repurchased a total of 20 units from limited partners in the 1989 Program, for a total cost of approximately $240,000. The Company purchased four units from limited partners in the 1990 program in the first quarter of fiscal 1996 for approximately $38,000.


NOTE 5 - INVESTMENTS IN REAL ESTATE

     At December 31, 1995 the Company held real estate loans having aggregate face values of $52,228,000 which were being carried at aggregate costs of $16,292,000. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the quarter ended December 31, 1995:


     Balance, September 30, 1995                         $   17,991,415
          New real estate loans                               7,385,896
              Additions to existing loans                       194,931
              Accretion of discount                             128,666
              Gains on sale of loan participations and
              refinancings (revenue contribution)             1,447,027
              Proceeds (cash):
            Refinancings                                     (6,487,000)
            Participations                                   (4,369,000)
                                                         --------------
     Balance, December 31, 1995                          $   16,291,935
                                                         ==============

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
===================================================================

Investments in real estate loans at December 31 consist of:

                                                                      December 31,       September 30,
                                                                         1995                1995
Property 001     Subordinated wraparound note, face value of
          $4,500,000, secured by residential real estate
          located in Pittsburgh, PA, interest at 14.5%,
          due December 31, 2002                                      $     2,331,951     $  2,334,850

Property 002     Mortgage note, face value of $1,080,000,
          secured by residential real estate located in
          Philadelphia, PA, interest at 12%, due October
          31, 1998.  In June 1995, the Company sold a
          senior participation in this mortgage for
          $600,000, resulting in a remaining face value
          due the Company of $797,000                                        178,132          147,972

Property 003     Mortgage note, face value of $1,312,000,
          secured by residential real estate located in
          Philadelphia, PA, interest at 2 1/2% over the
          monthly national median annualized cost of
          funds for SAIF-insured institutions as
          announced by the Federal Deposit Insurance
          Corporation, due October 31, 1998.  In June
          1995, the Company sold a senior participation
          in this mortgage for $896,000, resulting in a
          gain of $209,000 and a remaining face value
          due the Company of $479,000                                        193,925          189,347

Property 004     Mortgage note, face value of $4,234,000,
          secured by commercial real estate located in
          Pittsburgh, PA, interest at 10.6%, due October
          31, 1998.  In June 1995, the Company sold a
          senior participation in this mortgage for
          $840,000, resulting in a gain of $146,000 and
          a remaining face value due the Company of
          $3,498,000                                                         684,058          675,805




       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
===================================================================

Property 005     Note, face value of $3,559,000, secured by
          an unrecorded deed relating to real estate
          located in Philadelphia, PA, interest at 2%
          over the yield of one-year United States
          Treasury securities, due July 31, 1998                             720,474          724,422

Property 006     Mortgage note, face value of $1,798,000,
          secured by residential real estate located in
          Margate, NJ, interest at the Chase Manhattan
          Bank prime rate (but not less than 9% nor
          greater than 15.5%), due January 1, 2003.  In
          June 1995, the Company sold a senior
          participation in this mortgage for $685,000,
          resulting in a remaining face value due the
          Company of $1,370,000                                              437,629          424,749

Property 007     Note, face value of $1,776,000, secured by a
          judgment lien, relating to real estate located in
          St. Cloud, MN, interest at 10%, due December
          31, 2014                                                           487,196          489,196

Property 008     Note, face value of $4,183,000, interest at 1/2%
          over the Maryland National Bank prime rate,
          due October 31, 1998                                             1,496,952        1,469,899

Property 009     Subordinated wraparound note, face value of
          $12,000,000 consisting of a first mortgage held
          by the Company of $9,000,000 secured by
          commercial real estate located in Washington,
          D.C., a note and a $3,000,000 second
          mortgage held by an unrelated party, interest
          at 12%, due November 30, 1998.  In October
          1995, the owner of the property refinanced the
          note with an unaffiliated party, simultaneously
          paying the Company $6,487,000 toward
          principal and interest on this loan                              3,000,945        9,252,716


        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
===================================================================


Property 010     Mortgage note, face value of $1,211,000,
          secured by residential real estate located in
          Philadelphia, PA, interest at 3% over the
          Federal Home Loan Bank of Pittsburgh rate,
          due September 2, 1999.  In June 1995, the
          Company sold a senior participation in this
          mortgage for $600,000, resulting in a remaining
          face value due the Company of $827,000                             109,713          107,450

Property 011     Mortgage note, face value of $900,000, secured
          by commercial real estate located in
          Washington, D.C., interest at 1 1/2% over the
          First Union National Bank rate, due September
          30, 1999. In June 1995, the Company sold a
          senior participation in this mortgage for
          $685,000, resulting in a remaining face value
          due the Company of $345,000                                        308,310          289,504

Property 012     Note, face value of $736,000, interest at 2%
          over the Mellon Bank prime rate, due October
          31, 1999                                                           552,824          545,077

Property 013     Mortgage notes, face value of $1,962,000,
          secured by residential real estate located in
          Philadelphia, PA, varying interest rates from
          9 1/2% to 14.5%, due December 2, 1999.  In
          June 1995, the Company sold a senior
          participation in this mortgage for $1,160,000,
          resulting in a remaining face value due the
          Company of $1,096,000                                              257,164          195,092

Property 014     Mortgage note, face value of $3,000,000,
          secured by commercial real estate located in
          Pasadena, CA, interest at 2.75% over the
          average cost of funds to FSLIC-insured savings
          and loan associations, 11th District (but not less
          than 5.5% nor greater than 15.5%), due May
          1, 2001.  In September, 1995, the Company
          sold a senior participation in this mortgage for
          $2,000,000 resulting in a remaining face value
          due the Company of $1,004,000                                      297,505          295,608

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
===================================================================

Property 015     Subordinated wraparound note, face value of
          $3,500,000, secured by residential real estate
          located in New Concord, NC, interest at 12%,
          due August 25, 2000                                                203,224          146,765

Property 016     Wraparound note, face value of $5,198,000,
          secured by real estate located in Rancho
          Cordova, CA, interest at 8.5%, due December
          31, 2019.  In November 1995, the Company
          bought the underlying first mortgage for
          $1,328,000 and sold a senior participation in
          this mortgage for $2,400,000 resulting in a
          gain of $779,000 and a remaining face value
          due the Company of $4,143,000                                      405,253          702,963

Property 017     Mortgage note, face value of $4,627,000,
          secured by residential real estate located in
          Philadelphia, PA, interest at 7.75%, due
          September 12, 1998                                               3,697,650              -

Property 018     Mortgage note, face value of $2,615,000,
          secured by commercial real estate located in
          Northridge, CA, interest at 9%, due
          December 27, 2000                                                  579,030              -

Property 019     Subordinated wraparound note, face value of
          $1,173,000 secured by commercial real estate located in
          Elkins, WV, interest at 13.6%, due in equal installments
          through December 31, 2018                                          350,000              -
                                                                        ------------     ------------
                                                                        $ 16,291,935     $ 17,991,415
                                                                        ============     ============

As referenced above, in December 1995, the Company sold senior participations in two real estate loans to an insurance company, pursuant to which the Company agreed to replace any non-performing loan with a similar but performing loan. In addition, the Company issued to the insurance company warrants to purchase 65,535 shares of the Company's common stock at the price of $11.75 per share.

Further, as referenced above, owners of one property on which the Company held a mortgage note refinanced that note with an unaffiliated party. The Company received payments of principal and interest on this mortgage.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

     Real estate finance revenues represent interest and fees earned and gains recognized on real estate loans owned by the Company. Real estate finance revenues increased to $2,085,000 in the first quarter of fiscal 1996 from $688,000 in the prior year. This increase was attributable to an increase in the average amount of real estate loans outstanding and gains recognized on the refinancing and sale of participations in loans held by the Company. During the first quarter of 1996, the Company purchased four real estate loans, for a total cost of $7,386,000 as compared to four loans for a total cost of $4,985,000 in the prior year.
The Company also realized gains of $1,447,000 in connection with the refinancing of one loan and the sale of participation interests in two loans during the first quarter of fiscal 1996. No such gains were recognized in the first quarter of the prior fiscal year.

     Oil and gas revenues for the quarter ended December 31, 1995 decreased 2% compared to the same quarter of the previous year. A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                                        Quarter Ended December 31,
     Revenues (in thousands)                 1995             1994
     -------------------------------------------------------------
     Gas                                   $  680           $  701
     Oil                                      134              131

     Production Volumes
     -------------------------------------------------------------
     Gas (Mcf/day)                          3,398            3,183
     Oil (Bbls/day)                            87               85

     Average Sales Price
     -------------------------------------------------------------
     Gas (per Mcf)                         $ 2.18           $ 2.39
     Oil (per Bbl)                          16.70            16.86


     Natural gas revenues decreased 3% due to a 9% decrease in the average price per mcf of natural gas produced partially offset by a 7% increase in production volumes for the quarter ended December 31, 1995, as compared to the prior year. Oil revenues increased by 2% due to a 3% increase in production volumes and a 1% decrease in the average price received per barrel of oil for the quarter ended December 31, 1995, as compared to the prior year.

     Natural gas production volumes for the quarter were down 14% in the Company's New York field of operations due to the natural decline in production from existing wells. Production volumes in the Company's Ohio fields of operation increased 15% compared to the same period of the prior year as a result of the acquisition of additional interests in existing wells from limited partners and other third parties. The Company spent a total of $756,000 in the prior two years to acquire these interests. The Company also participated in the drilling of three successful exploratory wells and recompleted one successful developmental well during fiscal 1995. During the first quarter of fiscal 1996 the Company participated in the drilling of one successful developmental well and intends to participate in the drilling of additional wells during the remainder of fiscal 1996.

     The Company's oil and gas revenues have been and will continue to be affected by changes in oil and gas prices. The Company is unable to control or accurately predict these changes in prices. The Company's proved developed reserves are predominantly natural gas.

     Well services revenues decreased 18% over the same period of the prior year due to a decrease in the number of wells operated for limited partners.

     Equipment leasing represents fees associated with managing limited partnerships in which the Company is a general partner as well as lease brokerage fees and the Company's pro rata share of income from these partnerships. The Company acquired this business in September, 1995.

     Financial services revenues increased 42% for the quarter ended December 31, 1995, as a result of additional tax reporting services provided to certain leasing partnerships.

     Interest income increased substantially in the first quarter of fiscal 1996 over the similar period of the prior year. This increase was due to higher average funds temporarily invested.

COSTS AND EXPENSES

     Production and transmission expenses decreased $41,000, or 10%, for the quarter ended December 31, 1995. This decrease was primarily attributable to decreased workover costs as compared to the prior year.

     Real estate finance expenses decreased 10% for the quarter ended December 31, 1995, compared to the same period a year ago.
This decrease is a result of lower personnel costs associated with the Company's real estate financing activities.

     Equipment leasing expense includes costs incurred in the managment of equipment leasing partnerships in which the Company is a general partner. In accordance with the terms of the related partnership agreements, the Company is reimbursed by the partnerships for certain general and administrative expenses incurred and allocable, directly or indirectly, to the partnerships. Such reimbursements are netted against equipment leasing expense.

     Exploration costs decreased for the quarter due to reduced impairment and abandonment of non-producing properties in the current year.

     General and administrative expenses increased 24% due to an increase in legal and personnel costs.

     Depreciation and amortization consists primarily of amortization of oil and gas properties which, as a percentage of oil and gas revenues, increased from 28% to 32% in the first quarter of fiscal 1996 as compared to the prior year. Variations from period to period are attributable to changes in the Company's oil and gas reserve quantities, product prices, and fluctuations in the depletable costs basis of oil and gas properties.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $3,039,000 during the three months ended December 31, 1995, primarily due to proceeds received upon sales of loan participations and refinancings.

     The Company invested $7,386,000 in the acquisition of four real estate loans and advanced $195,000 on existing loans held by the Company during the first quarter of fiscal 1996 as compared to the investment of $4,985,000 in the acquisition of four real estate loans and $60,000 in advances during the similar prior period. In addition, the Company sold senior participations in two loans and received proceeds upon the refinancing of one loan amounting to $10,912,000 in the first quarter of fiscal 1996. No such proceeds were received in the first quarter of the prior fiscal year. As a result, the Company's cash provided by investing activities increased $8,148,000 during the first quarter of fiscal 1996, as compared to the prior year.

     The Company's cash flow provided by financing activities decreased $7,399,000 during the first quarter of fiscal 1996 as compared to the prior year. During the first quarter of fiscal 1995, the Company (i) sold a $2,000,000 note, and (ii) by pledging substantially all of the Company's oil and gas properties as collateral security for the Company's May 1995 $8,000,000 senior secured note, was able to make available for corporate investment purposes $5,157,000 in previously restricted cash. In addition, the Company resumed the payment of dividends in the fourth quarter of fiscal 1995 and paid $161,000 in dividends the first quarter of fiscal 1996.

     The Company's capital spending is predominantly discretionary- -the ultimate level of spending will depend on, among other things, the Company's assessment of investment opportunities in the real estate finance, energy and equipment leasing industries. In real estate, the Company will continue to expand its real estate loan portfolio as, and when, economically attractive opportunities become available. In energy, the Company will seek to add to its reserve base through selected acquisition of producing properties and further development of the Company's mineral interests.

                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits:

           3.3     Amendment to Certificate of Incorporation of
                   Resource America, Inc., effective October 19, 1995.

          10.21    Grant of Incentive Stock Option Pursuant to
                   Resource America, Inc. 1989 Key Employee Stock Option Plan between Daniel G. Cohen and Resource America, Inc. dated December 18, 1995.

          10.22    Grant of Incentive Stock Option Pursuant to
                   Resource America, Inc. 1989 Key Employee Stock Option Plan between Freddie M. Kotek and Resource America, Inc. dated December 18, 1995.

          10.23    Grant of Incentive Stock Option Pursuant to
                   Resource America, Inc. 1989 Key Employee Stock Option Plan between Michael L. Staines and Resource America, Inc. dated December 18, 1995.

          10.24    Grant of Incentive Stock Option Pursuant to
                   Resource America, Inc. 1989 Key Employee Stock Option Plan between Scott F. Schaeffer and Resource America, Inc. dated December 18, 1995.

          10.25    Grant of Incentive Stock Option Pursuant to
                   Resource America, Inc. 1989 Key Employee Stock Option Plan between Edward E. Cohen and Resource America, Inc. dated December 18, 1995.

          10.26    Grant of Incentive Stock Option Pursuant to
                   Resource America, Inc. 1989 Key Employee Stock Option Plan between Jeffrey C. Simmons and Resource America, Inc. dated December 18, 1995.

          10.27    Grant of Incentive Stock Option Pursuant to
                   Resource America, Inc. 1989 Key Employee Stock Option Plan between Nancy J. McGurk and Resource America, Inc. dated December 18, 1995.

          10.28 Amendment No. 1 to the Resource America, Inc. 1989 Key Employee Stock Option Plan effective October 16, 1995.

          10.29 Warrant to purchase 36,000 shares of Class B Common stock of Resource America, Inc., issued to Physicians' Insurance Company of Ohio, dated December 26, 1995.

          10.30 Warrant to purchase 29,535 shares of Class B Common stock of Resource America, Inc., issued to Physicians' Insurance Company of Ohio, dated December 27, 1995.

          11.1     Calculation of Primary and Fully Diluted Earnings per share.

          27       Financial Data Schedule


      b)  Reports on Form 8-K:

          During the quarter for which this report is being filed, the Registrant filed a current report on Form 8-K dated September 27, 1995, reporting the acquisition of Fidelity Leasing
          Corporation. This report included Financial Statements of the business acquired and Pro Forma Financial Information.

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     RESOURCE AMERICA, INC.
                          (Registrant)


Date     February 14, 1996        By   /s/ Michael L. Staines
     ------------------------         ----------------------------
                                           Michael L. Staines
                                           Senior Vice President and Secretary



Date     February 14, 1996        By   /s/ Nancy J. McGurk
     ------------------------         ----------------------------
                                           Nancy J. McGurk
                                           Vice President - Finance and
                                           Treasurer

                          EXHIBIT 3.3


                     RESOURCE AMERICA, INC.

                    CERTIFICATE OF AMENDMENT

                               of

                  CERTIFICATE OF INCORPORATION

               ___________________________________


The undersigned, being the duly elected, qualified and acting President and Secretary, respectively, of Resource America, Inc., a Delaware corporation, hereby certify that the Amendment of Incorporation attached as an Exhibit hereto was duly adopted by the stockholders of the Company at the Special Meeting of Stockholders held on October 16, 1995, in accordance with Section 242 of the Delaware Corporation Law.

IN WITNESS WHEREOF, the undersigned have hereunto set their hands this 19th day of October, 1995.



RESOURCE AMERICA, INC.



By:       /s/ Edward E. Cohen
          _____________________

              Edward E. Cohen
              President


Attest:   /s/ Michael L. Staines
          _____________________

              Michael L. Staines
              Secretary

                                EXHIBIT A
                                ---------

                              AMENDMENT TO
                      CERTIFICATE OF INCORPORATION


The first paragraph of Article IV ("ARTICLE IV") of the Company's
Certificate of Incorporation, as heretofore amended (the
"CERTIFICATE"), be further amended to read in its entirety as follows:

     "The total number of shares of capital stock which the Corporation shall have authority to issue is four million five hundred thousand (4,500,000), of which two million (2,000,000) shall be shares of Class A Common Stock (hereinafter called "CLASS A COMMON STOCK"), with a par value of one cent ($.01) per share, one million five hundred thousand (1,500,000) shall be shares of Class B Common Stock (hereinafter called "CLASS B COMMON STOCK") (Class A Common Stock and Class B Common Stock are hereinafter sometimes collectively called "COMMON STOCK"), with a par value of one cent ($.01) per share and one million (1,000,000) shall be shares of Preferred Stock (hereinafter call "PREFERRED STOCK"), with a par value of one dollar ($1.00) per share.";


and further that Article IV be further amended by adding the following as a new subparagraph 1, with all subsequent subparagraphs being renumbered accordingly:

     "1.     The rights, preferences and limitations of all of
     the shares of Class A Common Stock and Class B Common Stock shall be identical except for the following:

          (i) Subject to subparagraph 1(ii), below, at all shareholder's meetings for the election of directors, the holders of Class A Common Stock, voting separately, shall be entitled to elect a majority of the directors.

          (ii) So long as there are any shares of Class A Common Stock issued and outstanding, at all shareholders' meetings for the election of directors, the holders of Class B Common Stock, voting separately, shall be entitled to elect a number of directors being one (1) less than the number of directors elected by Class A Common Stock, provided, however, if there are no shares of Class B Common Stock outstanding, all directors shall be elected by the holders of Class A Common Stock, and provided further that if the number of shares of Class A Common Stock issued and outstanding exceeds the number of shares of Class B Common Stock issued and outstanding, the number of directors which the holders of Class B Common Stock are entitled to elect hereunder (subject, however to the limitation first above stated in this subparagraph 1(ii)) shall be equal to the total number of all directors multiplied by the ratio of outstanding shares of Class B Common Stock to the total number of outstanding shares of Common Stock of both classes, with such product rounded down to the nearest whole number.

          (iii) Where the board of directors of the Corporation is divided into classes of directors, the positions of the directors electable by the Class B Common Stock (a) shall be allocated equally among the classes of directors in inverse order of the initially established dates of expiration of terms of such classes and (b) if the number of directors electable by the Class B Common Stock is greater than the number of classes of directors (but not evenly divisible thereby), then the positions of such directors shall be allocated equally among the classes of directors until there remains a number of unallocated director positions which is less than the number of classes, and such unallocated director positions shall be allocated to classes as set forth in clause (a). Allocations of director positions due to an increase in the number of directors electable by the Class B Common Stock shall be made as if prior allocations were made as part of the new allocation. Termination of director positions due to a decrease in the number of directors electable by the Class B Common Stock shall be done in inverse order of establishment of such positions or, if the number of positions to be terminated is less than the number of positions established at a particular time, then in inverse order of the dates of termination of the class terms, and in all other cases by lot.

          (iv) The shares of Class B Common Stock will be automatically converted into Class A Common Stock upon the first to occur of the following events: (A) a Change in Control (as such term is hereinafter defined) of the Corporation; (B) the date on which the Securities and Exchange Commission declares effective a registration statement filed by the Company under the Securities Act of 1933, as amended (the "1933 ACT") with respect to the offer and sale of either class of Common Stock, except for a registration statement on Form S-8 (relating to an offering of securities pursuant to employee benefit plans); (C) a material monetary default by the Company under any of its loan obligations; (D) the later to occur of May 1, 2001 or four years following exercise of one or more Warrants (as such term is defined below); (E) the death of Edward E. Cohen ("COHEN"), (F) the disability of Cohen such that he is incapable of discharging his duties as an officer of the Company provided that such disability shall operate continuously for a period of not less than one hundred eighty (180) days; (G) the resignation or removal of Cohen as an officer and director of the Company; (H) a reduction in the aggregate number of shares of Common Stock of all classes held by Cohen directly or indirectly to an amount less than 75% of the amount held by him as of August 15, 1995 (provided that, for these purposes, shares transferred by Cohen to his spouse or their children, or to entities of which fifty percent (50%) or more of the equity or beneficial interest is owned by one or more of Cohen, his spouse or their children ("FAMILY MEMBERS") or to other affiliates as such term is defined under the 1933 Act shall be deemed to be held by Cohen); (I) the sale, transfer or other conveyance by Cohen of all or substantially all of the aggregate voting rights in common stock in the Corporation and Bryn Mawr Resources, Inc. ("BRYN MAWR") held by him of record, or beneficially (with power to direct voting), to one or more unaffiliated third parties for a period in excess of one year; or (J) the filing by the Corporation of a petition under Chapters 7 or 11 of the United States Bankruptcy Code. For purposes of this subparagraph 1(iv), a Change of Control of the Corporation means (X) an acquisition by any person (other than Family Members or other affiliates of Cohen) of 50% or more of the shares of Class A Common Stock without approval of a majority of the incumbent board of directors of the Corporation, including a majority of the directors elected by the Class A Common Stock; (Y) a change in the composition of a majority of the directors elected by the Class A Common Stock from the composition on August 1, 1995 except changes approved by a majority of directors comprising the incumbent board, including a majority of the directors elected by the Class A Common Stock; and (Z) acquisition of 50% or more of the voting securities of Bryn Mawr by any person (other than Family Members or affiliates of Cohen) without approval of a majority of the then incumbent board of directors of Bryn Mawr.
          For purposes of clause (H) of this subparagraph 1(iii), Cohen shall be deemed to hold, directly or indirectly, shares of Common Stock held by Bryn Mawr, B&C Investments, Inc. ("B&C") (or their successors in interest) or other entities in which he, either by himself or in combination with or through Family Members or affiliates, owns fifty percent (50%) or more of the equity of beneficial interest; provided, however, that Cohen's indirect interest in shares of Common Stock held by Bryn Mawr or B&C shall be proportionate to his equity interest in Bryn Mawr and B&C. For purposes of clause (C) of this subparagraph 1(iii), Warrants shall mean those warrants for the purchase of up to 350,000 shares of the Corporation's Class B Common Stock issued or issuable to Physician's Insurance Company of Ohio as of August 1, 1995, and such other warrants as the Board of Directors shall determine by majority vote.

          (v) At such time as all Class B Common Stock shall have been converted to Class A Common Stock, no additional Class B Common Stock shall be issued and all Class A Common Stock shall become common stock of the Corporation without further designation and all provisions herein relating separately to Class B Common Stock shall have no further force and effect."

and further that Article IV be further amended by adding in subparagraph 6 (formerly designated subparagraph 5) at the beginning thereof, the phrase

     "Subject to subparagraph 1, above,"

This Amendment, and the changes provided for herein, shall be effective at 4:30 P.M. on the date that such amendment is filed with the Secretary of State of Delaware.

                         EXHIBIT 10.21



                GRANT OF INCENTIVE STOCK OPTION
               PURSUANT TO RESOURCE AMERICA, INC.
              1989 KEY EMPLOYEE STOCK OPTION PLAN
               -----------------------------------

          THIS AGREEMENT, made this 18th day of December, 1995 ("Date of Grant") by and between DANIEL G. COHEN, Grantee and RESOURCE AMERICA, INC. (together with its successors or assigns hereinafter referred to as the "Company").
          WHEREAS, the Board of Directors of Resource America, Inc. (the "Board") previously adopted, with subsequent stockholder approval, the Resource America, Inc. 1989 Key Employee Stock Option Plan (the "Plan");
          WHEREAS, the Plan provides for the granting of incentive stock options by a committee to be appointed by the Board (the "Committee") to eligible employees of the Company to purchase, or to exercise certain rights with respect to, shares of the Class A Common Stock of the Company, par value $.01 per share (the "Stock"), in accordance with the terms and provisions thereof; and
          WHEREAS, the Committee considers the Grantee to be a person who is eligible for a grant of incentive stock options under the Plan, and has determined that it would be in the best interest of the Company to grant the incentive stock options on the terms and conditions hereinafter set forth.
          NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:
          1.     GRANT OF OPTION.
               Subject to the terms and conditions hereinafter set forth, the Company, with the approval and at the direction of the Committee, hereby grants to the Grantee, an option to purchase up to 4,000 shares of Stock at a price of $23.00 per share. Such option is hereinafter referred to as the "Option" and the shares of stock purchasable upon exercise of the Option are hereinafter sometimes referred to as the "Option Shares." The Option is intended by the parties hereto to be, and shall be treated as, an incentive stock option (as such term is defined under Section 422 of the Internal Revenue code of 1986).
          2.     INSTALLMENT EXERCISE.
               (a) Subject to such further limitations as are provided herein, the Option shall become exercisable in four (4) installments, the Grantee having the right hereunder to purchase from the Company the following number of Option Shares upon exercise of the Option, on and after the following dates, in cumulative fashion:
               (i) on and after the first anniversary of the Date of Grant, up to 25% (ignoring fractional shares) of the total number of Option Shares;
               (ii) on and after the second anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iii) on and after the third anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iv) on and after the fourth anniversary of the Date of Grant, the remaining Option Shares.
               (b) Subsection (a) notwithstanding, in the event of a "Change in Control," all of the Option Shares granted hereunder may be exercised immediately. For purposes of this Agreement, a "Change in Control" takes place when either of the following occurs:
                    (i) Any person (other than the Company or any of its subsidiaries or employee benefit plan sponsored by the Company) or group of persons acting in concert acquires, within any 12-month period, in excess of 20% of the then outstanding shares of the common stock of the Company.
                    (ii) the failure of the Board of Directors of the Company as it is constituted on December 1, 1995, to constitute the majority of the Board of Directors, unless such failure results from an election of directors in which a majority of the outstanding shares of the common stock of the Company (excluding all common stock beneficially owned by a person who beneficially owns 30% or more of the outstanding shares) are voted in favor of the successor directors. In determining a person's stock ownership the attribution rules of Section 318(a) of the Code shall apply.
          3.     TERMINATION OF OPTION.
               (a) The Option and all rights hereunder with respect thereto, to the extent such rights shall not have been exercised, shall terminate and become null and void after the expiration of ten years from the Date of Grant (the "Option Term").
               (b) Upon the occurrence of the Grantee's ceasing for any reason to be employed by the Employer (such occurrence being a "termination of the Grantee's employment"), the Option, to the extent no previously exercised, shall terminate and become null and void immediately upon such termination of the Grantee's employment, except in a case where the termination of the Grantee's employment is by reason of retirement, disability or death, or after a Change in Control.
               Upon a termination of the Grantee's employment by reason of retirement, disability or death, or after A Change in Control, the Option may be exercised during the following periods, but only to the extent that the Option was outstanding and exercisable on any such date of retirement, disability or death:
(i) the six-month period following the date of such termination of the Grantee's employment in the case of a disability (within the meaning of Section 22(e)(3) of the Code) or after a Change in Control, (ii) the six-month period following the date of issuance of letters testamentary or letters of administration to the executor or administrator of a deceased Grantee, in the case of the Grantee's death during his employment by the Employer, but not later than one year after the Grantee's death, and (iii) the three-month period following the date of such termination in the case of retirement on or after attainment of age 65, or in the case of disability other than as described in (i) above. In no event, however, shall any such period extend beyond the Option Term.
               (c) In the event of the death of the Grantee, the Option may be exercised by the Grantee's legal representative(s), but only to the extent that the Option would otherwise have been exercisable by the Grantee.
               (d) A transfer of the Grantee's employment between Company and any subsidiary of Company, or between any subsidiaries of Company, shall not be deemed to be a termination of the Grantee's employment.
               (e) Notwithstanding any other provisions set forth herein or in the Plan, if the Grantee shall (i) commit any act of malfeasance or wrongdoing affecting the Company or any subsidiary of Company, (ii) breach any covenant not to compete, or employment contract, with Company or any subsidiary of Company, or
(iii) engage in conduct that would warrant the Grantee's discharge for cause (excluding general dissatisfaction with the performance of the Grantee's duties, but including any act of disloyalty or any conduct clearly tending to bring discredit upon the Company or any subsidiary of the Company), any unexercised portion of the Option shall immediately terminate and be void.
          4.     EXERCISE OF OPTIONS.
               (a) The Grantee may exercise the Option with respect to all or any part of the number of Option Shares then exercisable hereunder by giving the Secretary of Company written notice of intent to exercise. The notice of exercise shall specify the number of Option Shares as to which the Option is to be exercised and the date of exercise thereof, which date shall be at least five days after the giving of such notice unless an earlier time shall have been mutually agreed upon.
               (b) Full payment (in U.S. dollars) by the Grantee of the option price for the Option Shares purchased shall be made on or before the exercise date specified in the notice of exercise in cash, or, with the prior written consent of the Committee, in whole or in part through the surrender of previously acquired shares of Stock at their fair market value on the exercise date.
               On the exercise date specified in the Grantee's notice or as soon thereafter as is practicable, Company shall cause to be delivered to the Grantee, a certificate or certificates for the Option Shares then being purchased (out of theretofore unissued Stock or reacquired Stock, as Company may elect) upon full payment for such Option Shares. The obligation of Company to deliver Stock shall, however, be subject to the condition that if at any time the Committee shall determine in its discretion that the listing, registration or qualification of the Option or the Option Shares upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the Option or the issuance or purchase of Stock thereunder, the Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.
               (c) If the Grantee fails to pay for any of the Option Shares specified in such notice or fails to accept delivery thereof, the Grantee's right to purchase such Option Shares may be terminated by Company. The date specified in the Grantee's notice as the date of exercise shall be deemed the date of exercise of the Option, provided that payment in full for the Option Shares to be purchased upon such exercise shall have been received by such date.
          5.     ADJUSTMENT OF AND CHANGES IN STOCK OF COMPANY.
               In the event of a reorganization, recapitalization, change of shares, stock split, spin-off, stock dividend, reclassification, subdivision or combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure or shares of capital stock of Company, the Committee shall make such adjustment as it deems appropriate in the number and kind of shares of Stock subject to the Option or in the option price; provided, however, that no such adjustment shall give the Grantee any additional benefits under the Option.
          6.     FAIR MARKET VALUE.
               As used herein, the "fair market value" of a share of Stock shall be the arithmetic mean of the closing bid and ask sale prices for the Shares reported by the NASDAQ on a given day or if there is no sale on such day, then the arithmetic mean of such closing bid and ask sale prices on the last previous date on which a sale is reported.
          7.     NO RIGHTS OF STOCKHOLDERS.
               Neither the Grantee nor any personal representative shall be, or shall have any of the rights and privileges of, a stockholder of Company with respect to any shares of Stock purchasable or issuable upon the exercise of the Option, in whole or in part, prior to the date of exercise of the Option.
          8.     NON-TRANSFERABILITY OF OPTION.
               During the Grantee's lifetime, the Option hereunder shall be exercisable only by the Grantee or any guardian or legal representative of the Grantee, and the Option shall not be trans-ferable except, in the case of the death of the Grantee, by will or the laws of descent and distribution, nor shall the Option be subject to attachment, execution or other similar process. In no event of (a) any attempt by the Grantee to alienate, assign, pledge, hypothecate or otherwise dispose of the Option, except as provided for herein, or (b) the levy of any attachment, execution or similar process upon the rights or interest hereby conferred, Company may terminate the Option by notice to the Grantee and it shall thereupon become null and void.
          9.     EMPLOYMENT NOT AFFECTED.
               The granting of the Option nor its exercise shall not be construed as granting to the Grantee any right with respect to continuance of employment of the Company. Except as may other-wise be limited by a written agreement between the Company and the Grantee, the right of the Company to terminate at will the Grantee's employment with it at any time (whether by dismissal, discharge, retirement or otherwise) is specifically reserved by Company, or the employing subsidiary (whichever the case may be), and acknowledged by the Grantee.
          10.     AMENDMENT OF OPTION.
               The Option may be amended by the Board or the Committee at any time (i) if the Board or the Committee determines, in its sole discretion, that amendment is necessary or advisable in the light of any addition to or change in the Internal Revenue Code of 1986 or in the regulations issued thereunder, or any federal or state securities law or other law or regulation, which change occurs after the Date of Grant and by its terms applies to the Option; or (ii) other than in the circumstances described in clause
(i), with the consent of the Grantee.
          11.     NOTICE.
               Any notice to Company provided for in this instrument shall be addressed to it in care of its Secretary at its executive offices at 1521 Locust Street, Suite 400, Philadelphia, Pennsylvania 19102, and any notice to the Grantee shall be addressed to the Grantee at the current address shown on the payroll records of the Employer. Any notice shall be deemed to be duly given if and when properly addressed and posted by registered or certified mail, postage prepaid.
          12.     INCORPORATION OF PLAN BY REFERENCE.
               The Option is granted pursuant to the terms of the Plan, the terms of which are incorporated herein by reference, and the Option shall in all respects be interpreted in accordance with the Plan. The Committee shall interpret and construe the Plan and this instrument, and its interpretations and determinations shall be conclusive and binding on the parties hereto and any other person claiming an interest hereunder, with respect to any issue arising hereunder or thereunder.
          13.     GOVERNING LAW.
               The validity, constructions, interpretation and effect of this instrument shall exclusively be governed by and determined in accordance with the law of the State of Ohio, except to the extent preempted by federal law, which shall to the extent govern.
          IN WITNESS WHEREOF, Company has caused its duly authorized officers to execute and attest this Grant of Incentive Stock Option, and to apply the corporate seal hereto, and the Grantee has placed his or her signature hereon, effective as of the Date of Grant.
                              RESOURCE AMERICA, INC.


                                  By: /S/ Edward E. Cohen
                                      -----------------------
                                          President


                              Attest: /s/ Michael L. Staines
                                      -----------------------
                                          Secretary



                              ACCEPTED AND AGREED TO:


                              By: /s/ Daniel G. Cohen
                                  -----------------------------
                                      DANIEL G. COHEN, Grantee

                         EXHIBIT 10.22



                GRANT OF INCENTIVE STOCK OPTION
               PURSUANT TO RESOURCE AMERICA, INC.
              1989 KEY EMPLOYEE STOCK OPTION PLAN
               -----------------------------------

          THIS AGREEMENT, made this 18th day of December, 1995 ("Date of Grant") by and between FREDDIE M. KOTEK, Grantee and RESOURCE AMERICA, INC. (together with its successors or assigns hereinafter referred to as the "Company").
          WHEREAS, the Board of Directors of Resource America, Inc. (the "Board") previously adopted, with subsequent stockholder approval, the Resource America, Inc. 1989 Key Employee Stock Option Plan (the "Plan");
          WHEREAS, the Plan provides for the granting of incentive stock options by a committee to be appointed by the Board (the "Committee") to eligible employees of the Company to purchase, or to exercise certain rights with respect to, shares of the Class A Common Stock of the Company, par value $.01 per share (the "Stock"), in accordance with the terms and provisions thereof; and
          WHEREAS, the Committee considers the Grantee to be a person who is eligible for a grant of incentive stock options under the Plan, and has determined that it would be in the best interest of the Company to grant the incentive stock options on the terms and conditions hereinafter set forth.
          NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:
          1.     GRANT OF OPTION.
               Subject to the terms and conditions hereinafter set forth, the Company, with the approval and at the direction of the Committee, hereby grants to the Grantee, an option to purchase up to 14,000 shares of Stock at a price of $23.00 per share. Such option is hereinafter referred to as the "Option" and the shares of stock purchasable upon exercise of the Option are hereinafter sometimes referred to as the "Option Shares." The Option is intended by the parties hereto to be, and shall be treated as, an incentive stock option (as such term is defined under Section 422 of the Internal Revenue code of 1986).
          2.     INSTALLMENT EXERCISE.
               (a) Subject to such further limitations as are provided herein, the Option shall become exercisable in four (4) installments, the Grantee having the right hereunder to purchase from the Company the following number of Option Shares upon exercise of the Option, on and after the following dates, in cumulative fashion:
               (i) on and after the first anniversary of the Date of Grant, up to 25% (ignoring fractional shares) of the total number of Option Shares;
               (ii) on and after the second anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iii) on and after the third anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iv) on and after the fourth anniversary of the Date of Grant, the remaining Option Shares.
               (b) Subsection (a) notwithstanding, in the event of a "Change in Control," all of the Option Shares granted hereunder may be exercised immediately. For purposes of this Agreement, a "Change in Control" takes place when either of the following occurs:
                    (i) Any person (other than the Company or any of its subsidiaries or employee benefit plan sponsored by the Company) or group of persons acting in concert acquires, within any 12-month period, in excess of 20% of the then outstanding shares of the common stock of the Company.
                    (ii) the failure of the Board of Directors of the Company as it is constituted on December 1, 1995, to constitute the majority of the Board of Directors, unless such failure results from an election of directors in which a majority of the outstanding shares of the common stock of the Company (excluding all common stock beneficially owned by a person who beneficially owns 30% or more of the outstanding shares) are voted in favor of the successor directors. In determining a person's stock ownership the attribution rules of Section 318(a) of the Code shall apply.
          3.     TERMINATION OF OPTION.
               (a) The Option and all rights hereunder with respect thereto, to the extent such rights shall not have been exercised, shall terminate and become null and void after the expiration of ten years from the Date of Grant (the "Option Term").
               (b) Upon the occurrence of the Grantee's ceasing for any reason to be employed by the Employer (such occurrence being a "termination of the Grantee's employment"), the Option, to the extent no previously exercised, shall terminate and become null and void immediately upon such termination of the Grantee's employment, except in a case where the termination of the Grantee's employment is by reason of retirement, disability or death, or after a Change in Control.
               Upon a termination of the Grantee's employment by reason of retirement, disability or death, or after A Change in Control, the Option may be exercised during the following periods, but only to the extent that the Option was outstanding and exercisable on any such date of retirement, disability or death:
(i) the six-month period following the date of such termination of the Grantee's employment in the case of a disability (within the meaning of Section 22(e)(3) of the Code) or after a Change in Control, (ii) the six-month period following the date of issuance of letters testamentary or letters of administration to the executor or administrator of a deceased Grantee, in the case of the Grantee's death during his employment by the Employer, but not later than one year after the Grantee's death, and (iii) the three-month period following the date of such termination in the case of retirement on or after attainment of age 65, or in the case of disability other than as described in (i) above. In no event, however, shall any such period extend beyond the Option Term.
               (c) In the event of the death of the Grantee, the Option may be exercised by the Grantee's legal representative(s), but only to the extent that the Option would otherwise have been exercisable by the Grantee.
               (d) A transfer of the Grantee's employment between Company and any subsidiary of Company, or between any subsidiaries of Company, shall not be deemed to be a termination of the Grantee's employment.
               (e) Notwithstanding any other provisions set forth herein or in the Plan, if the Grantee shall (i) commit any act of malfeasance or wrongdoing affecting the Company or any subsidiary of Company, (ii) breach any covenant not to compete, or employment contract, with Company or any subsidiary of Company, or
(iii) engage in conduct that would warrant the Grantee's discharge for cause (excluding general dissatisfaction with the performance of the Grantee's duties, but including any act of disloyalty or any conduct clearly tending to bring discredit upon the Company or any subsidiary of the Company), any unexercised portion of the Option shall immediately terminate and be void.
          4.     EXERCISE OF OPTIONS.
               (a) The Grantee may exercise the Option with respect to all or any part of the number of Option Shares then exercisable hereunder by giving the Secretary of Company written notice of intent to exercise. The notice of exercise shall specify the number of Option Shares as to which the Option is to be exercised and the date of exercise thereof, which date shall be at least five days after the giving of such notice unless an earlier time shall have been mutually agreed upon.
               (b) Full payment (in U.S. dollars) by the Grantee of the option price for the Option Shares purchased shall be made on or before the exercise date specified in the notice of exercise in cash, or, with the prior written consent of the Committee, in whole or in part through the surrender of previously acquired shares of Stock at their fair market value on the exercise date.
               On the exercise date specified in the Grantee's notice or as soon thereafter as is practicable, Company shall cause to be delivered to the Grantee, a certificate or certificates for the Option Shares then being purchased (out of theretofore unissued Stock or reacquired Stock, as Company may elect) upon full payment for such Option Shares. The obligation of Company to deliver Stock shall, however, be subject to the condition that if at any time the Committee shall determine in its discretion that the listing, registration or qualification of the Option or the Option Shares upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the Option or the issuance or purchase of Stock thereunder, the Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.
               (c) If the Grantee fails to pay for any of the Option Shares specified in such notice or fails to accept delivery thereof, the Grantee's right to purchase such Option Shares may be terminated by Company. The date specified in the Grantee's notice as the date of exercise shall be deemed the date of exercise of the Option, provided that payment in full for the Option Shares to be purchased upon such exercise shall have been received by such date.
          5.     ADJUSTMENT OF AND CHANGES IN STOCK OF COMPANY.
               In the event of a reorganization, recapitalization, change of shares, stock split, spin-off, stock dividend, reclassification, subdivision or combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure or shares of capital stock of Company, the Committee shall make such adjustment as it deems appropriate in the number and kind of shares of Stock subject to the Option or in the option price; provided, however, that no such adjustment shall give the Grantee any additional benefits under the Option.
          6.     FAIR MARKET VALUE.
               As used herein, the "fair market value" of a share of Stock shall be the arithmetic mean of the closing bid and ask sale prices for the Shares reported by the NASDAQ on a given day or if there is no sale on such day, then the arithmetic mean of such closing bid and ask sale prices on the last previous date on which a sale is reported.
          7.     NO RIGHTS OF STOCKHOLDERS.
               Neither the Grantee nor any personal representative shall be, or shall have any of the rights and privileges of, a stockholder of Company with respect to any shares of Stock purchasable or issuable upon the exercise of the Option, in whole or in part, prior to the date of exercise of the Option.
          8.     NON-TRANSFERABILITY OF OPTION.
               During the Grantee's lifetime, the Option hereunder shall be exercisable only by the Grantee or any guardian or legal representative of the Grantee, and the Option shall not be trans-ferable except, in the case of the death of the Grantee, by will or the laws of descent and distribution, nor shall the Option be subject to attachment, execution or other similar process. In no event of (a) any attempt by the Grantee to alienate, assign, pledge, hypothecate or otherwise dispose of the Option, except as provided for herein, or (b) the levy of any attachment, execution or similar process upon the rights or interest hereby conferred, Company may terminate the Option by notice to the Grantee and it shall thereupon become null and void.
          9.     EMPLOYMENT NOT AFFECTED.
               The granting of the Option nor its exercise shall not be construed as granting to the Grantee any right with respect to continuance of employment of the Company. Except as may other-wise be limited by a written agreement between the Company and the Grantee, the right of the Company to terminate at will the Grantee's employment with it at any time (whether by dismissal, discharge, retirement or otherwise) is specifically reserved by Company, or the employing subsidiary (whichever the case may be), and acknowledged by the Grantee.
          10.     AMENDMENT OF OPTION.
               The Option may be amended by the Board or the Committee at any time (i) if the Board or the Committee determines, in its sole discretion, that amendment is necessary or advisable in the light of any addition to or change in the Internal Revenue Code of 1986 or in the regulations issued thereunder, or any federal or state securities law or other law or regulation, which change occurs after the Date of Grant and by its terms applies to the Option; or (ii) other than in the circumstances described in clause
(i), with the consent of the Grantee.
          11.     NOTICE.
               Any notice to Company provided for in this instrument shall be addressed to it in care of its Secretary at its executive offices at 1521 Locust Street, Suite 400, Philadelphia, Pennsylvania 19102, and any notice to the Grantee shall be addressed to the Grantee at the current address shown on the payroll records of the Employer. Any notice shall be deemed to be duly given if and when properly addressed and posted by registered or certified mail, postage prepaid.
          12.     INCORPORATION OF PLAN BY REFERENCE.
               The Option is granted pursuant to the terms of the Plan, the terms of which are incorporated herein by reference, and the Option shall in all respects be interpreted in accordance with the Plan. The Committee shall interpret and construe the Plan and this instrument, and its interpretations and determinations shall be conclusive and binding on the parties hereto and any other person claiming an interest hereunder, with respect to any issue arising hereunder or thereunder.
          13.     GOVERNING LAW.
               The validity, constructions, interpretation and effect of this instrument shall exclusively be governed by and determined in accordance with the law of the State of Ohio, except to the extent preempted by federal law, which shall to the extent govern.
          IN WITNESS WHEREOF, Company has caused its duly authorized officers to execute and attest this Grant of Incentive Stock Option, and to apply the corporate seal hereto, and the Grantee has placed his or her signature hereon, effective as of the Date of Grant.
                              RESOURCE AMERICA, INC.


                                  By: /S/ Edward E. Cohen
                                      -----------------------
                                          President


                              Attest: /s/ Michael L. Staines
                                      -----------------------
                                          Secretary



                              ACCEPTED AND AGREED TO:


                              By: /s/ Freddie M. Kotek
                                  -----------------------------
                                      FREDDIE M. KOTEK, Grantee

                         EXHIBIT 10.23



                GRANT OF INCENTIVE STOCK OPTION
               PURSUANT TO RESOURCE AMERICA, INC.
              1989 KEY EMPLOYEE STOCK OPTION PLAN
               -----------------------------------

          THIS AGREEMENT, made this 18th day of December, 1995 ("Date of Grant") by and between MICHAEL L. STAINES, Grantee and RESOURCE AMERICA, INC. (together with its successors or assigns hereinafter referred to as the "Company").
          WHEREAS, the Board of Directors of Resource America, Inc. (the "Board") previously adopted, with subsequent stockholder approval, the Resource America, Inc. 1989 Key Employee Stock Option Plan (the "Plan");
          WHEREAS, the Plan provides for the granting of incentive stock options by a committee to be appointed by the Board (the "Committee") to eligible employees of the Company to purchase, or to exercise certain rights with respect to, shares of the Class A Common Stock of the Company, par value $.01 per share (the "Stock"), in accordance with the terms and provisions thereof; and
          WHEREAS, the Committee considers the Grantee to be a person who is eligible for a grant of incentive stock options under the Plan, and has determined that it would be in the best interest of the Company to grant the incentive stock options on the terms and conditions hereinafter set forth.
          NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:
          1.     GRANT OF OPTION.
               Subject to the terms and conditions hereinafter set forth, the Company, with the approval and at the direction of the Committee, hereby grants to the Grantee, an option to purchase up to 4,000 shares of Stock at a price of $23.00 per share. Such option is hereinafter referred to as the "Option" and the shares of stock purchasable upon exercise of the Option are hereinafter sometimes referred to as the "Option Shares." The Option is intended by the parties hereto to be, and shall be treated as, an incentive stock option (as such term is defined under Section 422 of the Internal Revenue code of 1986).
          2.     INSTALLMENT EXERCISE.
               (a) Subject to such further limitations as are provided herein, the Option shall become exercisable in four (4) installments, the Grantee having the right hereunder to purchase from the Company the following number of Option Shares upon exercise of the Option, on and after the following dates, in cumulative fashion:
               (i) on and after the first anniversary of the Date of Grant, up to 25% (ignoring fractional shares) of the total number of Option Shares;
               (ii) on and after the second anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iii) on and after the third anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iv) on and after the fourth anniversary of the Date of Grant, the remaining Option Shares.
               (b) Subsection (a) notwithstanding, in the event of a "Change in Control," all of the Option Shares granted hereunder may be exercised immediately. For purposes of this Agreement, a "Change in Control" takes place when either of the following occurs:
                    (i) Any person (other than the Company or any of its subsidiaries or employee benefit plan sponsored by the Company) or group of persons acting in concert acquires, within any 12-month period, in excess of 20% of the then outstanding shares of the common stock of the Company.
                    (ii) the failure of the Board of Directors of the Company as it is constituted on December 1, 1995, to constitute the majority of the Board of Directors, unless such failure results from an election of directors in which a majority of the outstanding shares of the common stock of the Company (excluding all common stock beneficially owned by a person who beneficially owns 30% or more of the outstanding shares) are voted in favor of the successor directors. In determining a person's stock ownership the attribution rules of Section 318(a) of the Code shall apply.
          3.     TERMINATION OF OPTION.
               (a) The Option and all rights hereunder with respect thereto, to the extent such rights shall not have been exercised, shall terminate and become null and void after the expiration of ten years from the Date of Grant (the "Option Term").
               (b) Upon the occurrence of the Grantee's ceasing for any reason to be employed by the Employer (such occurrence being a "termination of the Grantee's employment"), the Option, to the extent no previously exercised, shall terminate and become null and void immediately upon such termination of the Grantee's employment, except in a case where the termination of the Grantee's employment is by reason of retirement, disability or death, or after a Change in Control.
               Upon a termination of the Grantee's employment by reason of retirement, disability or death, or after A Change in Control, the Option may be exercised during the following periods, but only to the extent that the Option was outstanding and exercisable on any such date of retirement, disability or death:
(i) the six-month period following the date of such termination of the Grantee's employment in the case of a disability (within the meaning of Section 22(e)(3) of the Code) or after a Change in Control, (ii) the six-month period following the date of issuance of letters testamentary or letters of administration to the executor or administrator of a deceased Grantee, in the case of the Grantee's death during his employment by the Employer, but not later than one year after the Grantee's death, and (iii) the three-month period following the date of such termination in the case of retirement on or after attainment of age 65, or in the case of disability other than as described in (i) above. In no event, however, shall any such period extend beyond the Option Term.
               (c) In the event of the death of the Grantee, the Option may be exercised by the Grantee's legal representative(s), but only to the extent that the Option would otherwise have been exercisable by the Grantee.
               (d) A transfer of the Grantee's employment between Company and any subsidiary of Company, or between any subsidiaries of Company, shall not be deemed to be a termination of the Grantee's employment.
               (e) Notwithstanding any other provisions set forth herein or in the Plan, if the Grantee shall (i) commit any act of malfeasance or wrongdoing affecting the Company or any subsidiary of Company, (ii) breach any covenant not to compete, or employment contract, with Company or any subsidiary of Company, or
(iii) engage in conduct that would warrant the Grantee's discharge for cause (excluding general dissatisfaction with the performance of the Grantee's duties, but including any act of disloyalty or any conduct clearly tending to bring discredit upon the Company or any subsidiary of the Company), any unexercised portion of the Option shall immediately terminate and be void.
          4.     EXERCISE OF OPTIONS.
               (a) The Grantee may exercise the Option with respect to all or any part of the number of Option Shares then exercisable hereunder by giving the Secretary of Company written notice of intent to exercise. The notice of exercise shall specify the number of Option Shares as to which the Option is to be exercised and the date of exercise thereof, which date shall be at least five days after the giving of such notice unless an earlier time shall have been mutually agreed upon.
               (b) Full payment (in U.S. dollars) by the Grantee of the option price for the Option Shares purchased shall be made on or before the exercise date specified in the notice of exercise in cash, or, with the prior written consent of the Committee, in whole or in part through the surrender of previously acquired shares of Stock at their fair market value on the exercise date.
               On the exercise date specified in the Grantee's notice or as soon thereafter as is practicable, Company shall cause to be delivered to the Grantee, a certificate or certificates for the Option Shares then being purchased (out of theretofore unissued Stock or reacquired Stock, as Company may elect) upon full payment for such Option Shares. The obligation of Company to deliver Stock shall, however, be subject to the condition that if at any time the Committee shall determine in its discretion that the listing, registration or qualification of the Option or the Option Shares upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the Option or the issuance or purchase of Stock thereunder, the Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.
               (c) If the Grantee fails to pay for any of the Option Shares specified in such notice or fails to accept delivery thereof, the Grantee's right to purchase such Option Shares may be terminated by Company. The date specified in the Grantee's notice as the date of exercise shall be deemed the date of exercise of the Option, provided that payment in full for the Option Shares to be purchased upon such exercise shall have been received by such date.
          5.     ADJUSTMENT OF AND CHANGES IN STOCK OF COMPANY.
               In the event of a reorganization, recapitalization, change of shares, stock split, spin-off, stock dividend, reclassification, subdivision or combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure or shares of capital stock of Company, the Committee shall make such adjustment as it deems appropriate in the number and kind of shares of Stock subject to the Option or in the option price; provided, however, that no such adjustment shall give the Grantee any additional benefits under the Option.
          6.     FAIR MARKET VALUE.
               As used herein, the "fair market value" of a share of Stock shall be the arithmetic mean of the closing bid and ask sale prices for the Shares reported by the NASDAQ on a given day or if there is no sale on such day, then the arithmetic mean of such closing bid and ask sale prices on the last previous date on which a sale is reported.
          7.     NO RIGHTS OF STOCKHOLDERS.
               Neither the Grantee nor any personal representative shall be, or shall have any of the rights and privileges of, a stockholder of Company with respect to any shares of Stock purchasable or issuable upon the exercise of the Option, in whole or in part, prior to the date of exercise of the Option.
          8.     NON-TRANSFERABILITY OF OPTION.
               During the Grantee's lifetime, the Option hereunder shall be exercisable only by the Grantee or any guardian or legal representative of the Grantee, and the Option shall not be trans-ferable except, in the case of the death of the Grantee, by will or the laws of descent and distribution, nor shall the Option be subject to attachment, execution or other similar process. In no event of (a) any attempt by the Grantee to alienate, assign, pledge, hypothecate or otherwise dispose of the Option, except as provided for herein, or (b) the levy of any attachment, execution or similar process upon the rights or interest hereby conferred, Company may terminate the Option by notice to the Grantee and it shall thereupon become null and void.
          9.     EMPLOYMENT NOT AFFECTED.
               The granting of the Option nor its exercise shall not be construed as granting to the Grantee any right with respect to continuance of employment of the Company. Except as may other-wise be limited by a written agreement between the Company and the Grantee, the right of the Company to terminate at will the Grantee's employment with it at any time (whether by dismissal, discharge, retirement or otherwise) is specifically reserved by Company, or the employing subsidiary (whichever the case may be), and acknowledged by the Grantee.
          10.     AMENDMENT OF OPTION.
               The Option may be amended by the Board or the Committee at any time (i) if the Board or the Committee determines, in its sole discretion, that amendment is necessary or advisable in the light of any addition to or change in the Internal Revenue Code of 1986 or in the regulations issued thereunder, or any federal or state securities law or other law or regulation, which change occurs after the Date of Grant and by its terms applies to the Option; or (ii) other than in the circumstances described in clause
(i), with the consent of the Grantee.
          11.     NOTICE.
               Any notice to Company provided for in this instrument shall be addressed to it in care of its Secretary at its executive offices at 1521 Locust Street, Suite 400, Philadelphia, Pennsylvania 19102, and any notice to the Grantee shall be addressed to the Grantee at the current address shown on the payroll records of the Employer. Any notice shall be deemed to be duly given if and when properly addressed and posted by registered or certified mail, postage prepaid.
          12.     INCORPORATION OF PLAN BY REFERENCE.
               The Option is granted pursuant to the terms of the Plan, the terms of which are incorporated herein by reference, and the Option shall in all respects be interpreted in accordance with the Plan. The Committee shall interpret and construe the Plan and this instrument, and its interpretations and determinations shall be conclusive and binding on the parties hereto and any other person claiming an interest hereunder, with respect to any issue arising hereunder or thereunder.
          13.     GOVERNING LAW.
               The validity, constructions, interpretation and effect of this instrument shall exclusively be governed by and determined in accordance with the law of the State of Ohio, except to the extent preempted by federal law, which shall to the extent govern.
          IN WITNESS WHEREOF, Company has caused its duly authorized officers to execute and attest this Grant of Incentive Stock Option, and to apply the corporate seal hereto, and the Grantee has placed his or her signature hereon, effective as of the Date of Grant.
                              RESOURCE AMERICA, INC.


                                  By: /S/ Edward E. Cohen
                                      -----------------------
                                          President


                              Attest: /s/ Michael L. Staines
                                      -----------------------
                                          Secretary



                              ACCEPTED AND AGREED TO:


                              By: /s/ Michael L. Staines
                                  -----------------------------
                                      MICHAEL L. STAINES, Grantee

                         EXHIBIT 10.24



                GRANT OF INCENTIVE STOCK OPTION
               PURSUANT TO RESOURCE AMERICA, INC.
              1989 KEY EMPLOYEE STOCK OPTION PLAN
               -----------------------------------

          THIS AGREEMENT, made this 18th day of December, 1995 ("Date of Grant") by and between SCOTT F. SCHAEFFER, Grantee and RESOURCE AMERICA, INC. (together with its successors or assigns hereinafter referred to as the "Company").
          WHEREAS, the Board of Directors of Resource America, Inc. (the "Board") previously adopted, with subsequent stockholder approval, the Resource America, Inc. 1989 Key Employee Stock Option Plan (the "Plan");
          WHEREAS, the Plan provides for the granting of incentive stock options by a committee to be appointed by the Board (the "Committee") to eligible employees of the Company to purchase, or to exercise certain rights with respect to, shares of the Class A Common Stock of the Company, par value $.01 per share (the "Stock"), in accordance with the terms and provisions thereof; and
          WHEREAS, the Committee considers the Grantee to be a person who is eligible for a grant of incentive stock options under the Plan, and has determined that it would be in the best interest of the Company to grant the incentive stock options on the terms and conditions hereinafter set forth.
          NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:
          1.     GRANT OF OPTION.
               Subject to the terms and conditions hereinafter set forth, the Company, with the approval and at the direction of the Committee, hereby grants to the Grantee, an option to purchase up to 8,000 shares of Stock at a price of $23.00 per share. Such option is hereinafter referred to as the "Option" and the shares of stock purchasable upon exercise of the Option are hereinafter sometimes referred to as the "Option Shares." The Option is intended by the parties hereto to be, and shall be treated as, an incentive stock option (as such term is defined under Section 422 of the Internal Revenue code of 1986).
          2.     INSTALLMENT EXERCISE.
               (a) Subject to such further limitations as are provided herein, the Option shall become exercisable in four (4) installments, the Grantee having the right hereunder to purchase from the Company the following number of Option Shares upon exercise of the Option, on and after the following dates, in cumulative fashion:
               (i) on and after the first anniversary of the Date of Grant, up to 25% (ignoring fractional shares) of the total number of Option Shares;
               (ii) on and after the second anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iii) on and after the third anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iv) on and after the fourth anniversary of the Date of Grant, the remaining Option Shares.
               (b) Subsection (a) notwithstanding, in the event of a "Change in Control," all of the Option Shares granted hereunder may be exercised immediately. For purposes of this Agreement, a "Change in Control" takes place when either of the following occurs:
                    (i) Any person (other than the Company or any of its subsidiaries or employee benefit plan sponsored by the Company) or group of persons acting in concert acquires, within any 12-month period, in excess of 20% of the then outstanding shares of the common stock of the Company.
                    (ii) the failure of the Board of Directors of the Company as it is constituted on December 1, 1995, to constitute the majority of the Board of Directors, unless such failure results from an election of directors in which a majority of the outstanding shares of the common stock of the Company (excluding all common stock beneficially owned by a person who beneficially owns 30% or more of the outstanding shares) are voted in favor of the successor directors. In determining a person's stock ownership the attribution rules of Section 318(a) of the Code shall apply.
          3.     TERMINATION OF OPTION.
               (a) The Option and all rights hereunder with respect thereto, to the extent such rights shall not have been exercised, shall terminate and become null and void after the expiration of ten years from the Date of Grant (the "Option Term").
               (b) Upon the occurrence of the Grantee's ceasing for any reason to be employed by the Employer (such occurrence being a "termination of the Grantee's employment"), the Option, to the extent no previously exercised, shall terminate and become null and void immediately upon such termination of the Grantee's employment, except in a case where the termination of the Grantee's employment is by reason of retirement, disability or death, or after a Change in Control.
               Upon a termination of the Grantee's employment by reason of retirement, disability or death, or after A Change in Control, the Option may be exercised during the following periods, but only to the extent that the Option was outstanding and exercisable on any such date of retirement, disability or death:
(i) the six-month period following the date of such termination of the Grantee's employment in the case of a disability (within the meaning of Section 22(e)(3) of the Code) or after a Change in Control, (ii) the six-month period following the date of issuance of letters testamentary or letters of administration to the executor or administrator of a deceased Grantee, in the case of the Grantee's death during his employment by the Employer, but not later than one year after the Grantee's death, and (iii) the three-month period following the date of such termination in the case of retirement on or after attainment of age 65, or in the case of disability other than as described in (i) above. In no event, however, shall any such period extend beyond the Option Term.
               (c) In the event of the death of the Grantee, the Option may be exercised by the Grantee's legal representative(s), but only to the extent that the Option would otherwise have been exercisable by the Grantee.
               (d) A transfer of the Grantee's employment between Company and any subsidiary of Company, or between any subsidiaries of Company, shall not be deemed to be a termination of the Grantee's employment.
               (e) Notwithstanding any other provisions set forth herein or in the Plan, if the Grantee shall (i) commit any act of malfeasance or wrongdoing affecting the Company or any subsidiary of Company, (ii) breach any covenant not to compete, or employment contract, with Company or any subsidiary of Company, or
(iii) engage in conduct that would warrant the Grantee's discharge for cause (excluding general dissatisfaction with the performance of the Grantee's duties, but including any act of disloyalty or any conduct clearly tending to bring discredit upon the Company or any subsidiary of the Company), any unexercised portion of the Option shall immediately terminate and be void.
          4.     EXERCISE OF OPTIONS.
               (a) The Grantee may exercise the Option with respect to all or any part of the number of Option Shares then exercisable hereunder by giving the Secretary of Company written notice of intent to exercise. The notice of exercise shall specify the number of Option Shares as to which the Option is to be exercised and the date of exercise thereof, which date shall be at least five days after the giving of such notice unless an earlier time shall have been mutually agreed upon.
               (b) Full payment (in U.S. dollars) by the Grantee of the option price for the Option Shares purchased shall be made on or before the exercise date specified in the notice of exercise in cash, or, with the prior written consent of the Committee, in whole or in part through the surrender of previously acquired shares of Stock at their fair market value on the exercise date.
               On the exercise date specified in the Grantee's notice or as soon thereafter as is practicable, Company shall cause to be delivered to the Grantee, a certificate or certificates for the Option Shares then being purchased (out of theretofore unissued Stock or reacquired Stock, as Company may elect) upon full payment for such Option Shares. The obligation of Company to deliver Stock shall, however, be subject to the condition that if at any time the Committee shall determine in its discretion that the listing, registration or qualification of the Option or the Option Shares upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the Option or the issuance or purchase of Stock thereunder, the Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.
               (c) If the Grantee fails to pay for any of the Option Shares specified in such notice or fails to accept delivery thereof, the Grantee's right to purchase such Option Shares may be terminated by Company. The date specified in the Grantee's notice as the date of exercise shall be deemed the date of exercise of the Option, provided that payment in full for the Option Shares to be purchased upon such exercise shall have been received by such date.
          5.     ADJUSTMENT OF AND CHANGES IN STOCK OF COMPANY.
               In the event of a reorganization, recapitalization, change of shares, stock split, spin-off, stock dividend, reclassification, subdivision or combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure or shares of capital stock of Company, the Committee shall make such adjustment as it deems appropriate in the number and kind of shares of Stock subject to the Option or in the option price; provided, however, that no such adjustment shall give the Grantee any additional benefits under the Option.
          6.     FAIR MARKET VALUE.
               As used herein, the "fair market value" of a share of Stock shall be the arithmetic mean of the closing bid and ask sale prices for the Shares reported by the NASDAQ on a given day or if there is no sale on such day, then the arithmetic mean of such closing bid and ask sale prices on the last previous date on which a sale is reported.
          7.     NO RIGHTS OF STOCKHOLDERS.
               Neither the Grantee nor any personal representative shall be, or shall have any of the rights and privileges of, a stockholder of Company with respect to any shares of Stock purchasable or issuable upon the exercise of the Option, in whole or in part, prior to the date of exercise of the Option.
          8.     NON-TRANSFERABILITY OF OPTION.
               During the Grantee's lifetime, the Option hereunder shall be exercisable only by the Grantee or any guardian or legal representative of the Grantee, and the Option shall not be trans-ferable except, in the case of the death of the Grantee, by will or the laws of descent and distribution, nor shall the Option be subject to attachment, execution or other similar process. In no event of (a) any attempt by the Grantee to alienate, assign, pledge, hypothecate or otherwise dispose of the Option, except as provided for herein, or (b) the levy of any attachment, execution or similar process upon the rights or interest hereby conferred, Company may terminate the Option by notice to the Grantee and it shall thereupon become null and void.
          9.     EMPLOYMENT NOT AFFECTED.
               The granting of the Option nor its exercise shall not be construed as granting to the Grantee any right with respect to continuance of employment of the Company. Except as may other-wise be limited by a written agreement between the Company and the Grantee, the right of the Company to terminate at will the Grantee's employment with it at any time (whether by dismissal, discharge, retirement or otherwise) is specifically reserved by Company, or the employing subsidiary (whichever the case may be), and acknowledged by the Grantee.
          10.     AMENDMENT OF OPTION.
               The Option may be amended by the Board or the Committee at any time (i) if the Board or the Committee determines, in its sole discretion, that amendment is necessary or advisable in the light of any addition to or change in the Internal Revenue Code of 1986 or in the regulations issued thereunder, or any federal or state securities law or other law or regulation, which change occurs after the Date of Grant and by its terms applies to the Option; or (ii) other than in the circumstances described in clause
(i), with the consent of the Grantee.
          11.     NOTICE.
               Any notice to Company provided for in this instrument shall be addressed to it in care of its Secretary at its executive offices at 1521 Locust Street, Suite 400, Philadelphia, Pennsylvania 19102, and any notice to the Grantee shall be addressed to the Grantee at the current address shown on the payroll records of the Employer. Any notice shall be deemed to be duly given if and when properly addressed and posted by registered or certified mail, postage prepaid.
          12.     INCORPORATION OF PLAN BY REFERENCE.
               The Option is granted pursuant to the terms of the Plan, the terms of which are incorporated herein by reference, and the Option shall in all respects be interpreted in accordance with the Plan. The Committee shall interpret and construe the Plan and this instrument, and its interpretations and determinations shall be conclusive and binding on the parties hereto and any other person claiming an interest hereunder, with respect to any issue arising hereunder or thereunder.
          13.     GOVERNING LAW.
               The validity, constructions, interpretation and effect of this instrument shall exclusively be governed by and determined in accordance with the law of the State of Ohio, except to the extent preempted by federal law, which shall to the extent govern.
          IN WITNESS WHEREOF, Company has caused its duly authorized officers to execute and attest this Grant of Incentive Stock Option, and to apply the corporate seal hereto, and the Grantee has placed his or her signature hereon, effective as of the Date of Grant.
                              RESOURCE AMERICA, INC.


                                  By: /S/ Edward E. Cohen
                                      -----------------------
                                          President


                              Attest: /s/ Michael L. Staines
                                      -----------------------
                                          Secretary



                              ACCEPTED AND AGREED TO:


                              By: /s/ Scott F. Schaeffer
                                  -----------------------------
                                      SCOTT F. SCHAEFFER, Grantee

                         EXHIBIT 10.25



                GRANT OF INCENTIVE STOCK OPTION
               PURSUANT TO RESOURCE AMERICA, INC.
              1989 KEY EMPLOYEE STOCK OPTION PLAN
               -----------------------------------

          THIS AGREEMENT, made this 18th day of December, 1995 ("Date of Grant") by and between EDWARD E. COHEN, Grantee and RESOURCE AMERICA, INC. (together with its successors or assigns hereinafter referred to as the "Company").
          WHEREAS, the Board of Directors of Resource America, Inc. (the "Board") previously adopted, with subsequent stockholder approval, the Resource America, Inc. 1989 Key Employee Stock Option Plan (the "Plan");
          WHEREAS, the Plan provides for the granting of incentive stock options by a committee to be appointed by the Board (the "Committee") to eligible employees of the Company to purchase, or to exercise certain rights with respect to, shares of the Class A Common Stock of the Company, par value $.01 per share (the
"Stock"), in accordance with the terms and provisions thereof; and
          WHEREAS, the Committee considers the Grantee to be a person who is eligible for a grant of incentive stock options under the Plan, and has determined that it would be in the best interest of the Company to grant the incentive stock options on the terms and conditions hereinafter set forth.
          NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:
          1.     GRANT OF OPTION.
               Subject to the terms and conditions hereinafter set forth, the Company, with the approval and at the direction of the Committee, hereby grants to the Grantee, an option to purchase up to 34,000 shares of Stock at a price of $25.30 per share. Such option is hereinafter referred to as the "Option" and the shares of stock purchasable upon exercise of the Option are hereinafter sometimes referred to as the "Option Shares." The Option is intended by the parties hereto to be, and shall be treated as, an incentive stock option (as such term is defined under Section 422 of the Internal Revenue code of 1986).
          2.     INSTALLMENT EXERCISE.
               (a) Subject to such further limitations as are provided herein, the Option shall become exercisable in four (4) installments, the Grantee having the right hereunder to purchase from the Company the following number of Option Shares upon exercise of the Option, on and after the following dates, in cumulative fashion:
               (i) on and after the first anniversary of the Date of Grant, up to 25% (ignoring fractional shares) of the total number of Option Shares;
               (ii) on and after the second anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iii) on and after the third anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iv) on and after the fourth anniversary of the Date of Grant, the remaining Option Shares.
               (b) Subsection (a) notwithstanding, in the event of a "Change in Control," all of the Option Shares granted hereunder may be exercised immediately. For purposes of this Agreement, a "Change in Control" takes place when either of the following occurs:
                    (i) Any person (other than the Company or any of its subsidiaries or employee benefit plan sponsored by the Company) or group of persons acting in concert acquires, within any 12-month period, in excess of 20% of the then outstanding shares of the common stock of the Company.
                    (ii) the failure of the Board of Directors of the Company as it is constituted on December 1, 1995, to constitute the majority of the Board of Directors, unless such failure results from an election of directors in which a majority of the outstanding shares of the common stock of the Company (excluding all common stock beneficially owned by a person who beneficially owns 30% or more of the outstanding shares) are voted in favor of the successor directors. In determining a person's stock ownership the attribution rules of Section 318(a) of the Code shall apply.
          3.     TERMINATION OF OPTION.
               (a) The Option and all rights hereunder with respect thereto, to the extent such rights shall not have been exercised, shall terminate and become null and void after the expiration of five years from the Date of Grant (the "Option Term").
               (b) Upon the occurrence of the Grantee's ceasing for any reason to be employed by the Employer (such occurrence being a "termination of the Grantee's employment"), the Option, to the extent no previously exercised, shall terminate and become null and void immediately upon such termination of the Grantee's employment, except in a case where the termination of the Grantee's employment is by reason of retirement, disability or death, or after a Change in Control.
               Upon a termination of the Grantee's employment by reason of retirement, disability or death, or after A Change in Control, the Option may be exercised during the following periods, but only to the extent that the Option was outstanding and exercisable on any such date of retirement, disability or death:
(i) the six-month period following the date of such termination of the Grantee's employment in the case of a disability (within the meaning of Section 22(e)(3) of the Code) or after a Change in Control, (ii) the six-month period following the date of issuance of letters testamentary or letters of administration to the executor or administrator of a deceased Grantee, in the case of the Grantee's death during his employment by the Employer, but not later than one year after the Grantee's death, and (iii) the three-month period following the date of such termination in the case of retirement on or after attainment of age 65, or in the case of disability other than as described in (i) above. In no event, however, shall any such period extend beyond the Option Term.
               (c) In the event of the death of the Grantee, the Option may be exercised by the Grantee's legal representative(s), but only to the extent that the Option would otherwise have been exercisable by the Grantee.
               (d) A transfer of the Grantee's employment between Company and any subsidiary of Company, or between any subsidiaries of Company, shall not be deemed to be a termination of the Grantee's employment.
               (e) Notwithstanding any other provisions set forth herein or in the Plan, if the Grantee shall (i) commit any act of malfeasance or wrongdoing affecting the Company or any subsidiary of Company, (ii) breach any covenant not to compete, or employment contract, with Company or any subsidiary of Company, or
(iii) engage in conduct that would warrant the Grantee's discharge for cause (excluding general dissatisfaction with the performance of the Grantee's duties, but including any act of disloyalty or any conduct clearly tending to bring discredit upon the Company or any subsidiary of the Company), any unexercised portion of the Option shall immediately terminate and be void.
          4.     EXERCISE OF OPTIONS.
               (a) The Grantee may exercise the Option with respect to all or any part of the number of Option Shares then exercisable hereunder by giving the Secretary of Company written notice of intent to exercise. The notice of exercise shall specify the number of Option Shares as to which the Option is to be exercised and the date of exercise thereof, which date shall be at least five days after the giving of such notice unless an earlier time shall have been mutually agreed upon.
               (b)     Full payment (in U.S. dollars) by the
Grantee of the option price for the Option Shares purchased shall be made on or before the exercise date specified in the notice of exercise in cash, or, with the prior written consent of the Committee, in whole or in part through the surrender of previously acquired shares of Stock at their fair market value on the exercise date.
               On the exercise date specified in the Grantee's notice or as soon thereafter as is practicable, Company shall cause to be delivered to the Grantee, a certificate or certificates for the Option Shares then being purchased (out of theretofore unissued Stock or reacquired Stock, as Company may elect) upon full payment for such Option Shares. The obligation of Company to deliver Stock shall, however, be subject to the condition that if at any time the Committee shall determine in its discretion that the listing, registration or qualification of the Option or the Option Shares upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the Option or the issuance or purchase of Stock thereunder, the Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.
               (c) If the Grantee fails to pay for any of the Option Shares specified in such notice or fails to accept delivery thereof, the Grantee's right to purchase such Option Shares may be terminated by Company. The date specified in the Grantee's notice as the date of exercise shall be deemed the date of exercise of the Option, provided that payment in full for the Option Shares to be purchased upon such exercise shall have been received by such date.
          5.     ADJUSTMENT OF AND CHANGES IN STOCK OF COMPANY.
               In the event of a reorganization, recapitalization, change of shares, stock split, spin-off, stock dividend, reclassification, subdivision or combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure or shares of capital stock of Company, the Committee shall make such adjustment as it deems appropriate in the number and kind of shares of Stock subject to the Option or in the option price; provided, however, that no such adjustment shall give the Grantee any additional benefits under the Option.
          6.     FAIR MARKET VALUE.
               As used herein, the "fair market value" of a share of Stock shall be the arithmetic mean of the closing bid and ask sale prices for the Shares reported by the NASDAQ on a given day or if there is no sale on such day, then the arithmetic mean of such closing bid and ask sale prices on the last previous date on which a sale is reported.
          7.     NO RIGHTS OF STOCKHOLDERS.
               Neither the Grantee nor any personal representative shall be, or shall have any of the rights and privileges of, a stockholder of Company with respect to any shares of Stock purchasable or issuable upon the exercise of the Option, in whole or in part, prior to the date of exercise of the Option.
          8.     NON-TRANSFERABILITY OF OPTION.
               During the Grantee's lifetime, the Option hereunder shall be exercisable only by the Grantee or any guardian or legal representative of the Grantee, and the Option shall not be trans-ferable except, in the case of the death of the Grantee, by will or the laws of descent and distribution, nor shall the Option be subject to attachment, execution or other similar process. In no event of (a) any attempt by the Grantee to alienate, assign, pledge, hypothecate or otherwise dispose of the Option, except as provided for herein, or (b) the levy of any attachment, execution or similar process upon the rights or interest hereby conferred, Company may terminate the Option by notice to the Grantee and it shall thereupon become null and void.
          9.     EMPLOYMENT NOT AFFECTED.
               The granting of the Option nor its exercise shall not be construed as granting to the Grantee any right with respect to continuance of employment of the Company. Except as may other-wise be limited by a written agreement between the Company and the Grantee, the right of the Company to terminate at will the Grantee's employment with it at any time (whether by dismissal, discharge, retirement or otherwise) is specifically reserved by Company, or the employing subsidiary (whichever the case may be), and acknowledged by the Grantee.
          10.     AMENDMENT OF OPTION.
               The Option may be amended by the Board or the Committee at any time (i) if the Board or the Committee determines, in its sole discretion, that amendment is necessary or advisable in the light of any addition to or change in the Internal Revenue Code of 1986 or in the regulations issued thereunder, or any federal or state securities law or other law or regulation, which change occurs after the Date of Grant and by its terms applies to the Option; or (ii) other than in the circumstances described in clause
(i), with the consent of the Grantee.
          11.     NOTICE.
               Any notice to Company provided for in this instrument shall be addressed to it in care of its Secretary at its executive offices at 1521 Locust Street, Suite 400, Philadelphia, Pennsylvania 19102, and any notice to the Grantee shall be addressed to the Grantee at the current address shown on the payroll records of the Employer. Any notice shall be deemed to be duly given if and when properly addressed and posted by registered or certified mail, postage prepaid.
          12.     INCORPORATION OF PLAN BY REFERENCE.
               The Option is granted pursuant to the terms of the Plan, the terms of which are incorporated herein by reference, and the Option shall in all respects be interpreted in accordance with the Plan. The Committee shall interpret and construe the Plan and this instrument, and its interpretations and determinations shall be conclusive and binding on the parties hereto and any other person claiming an interest hereunder, with respect to any issue arising hereunder or thereunder.
          13.     GOVERNING LAW.
               The validity, constructions, interpretation and effect of this instrument shall exclusively be governed by and determined in accordance with the law of the State of Ohio, except to the extent preempted by federal law, which shall to the extent govern.
          IN WITNESS WHEREOF, Company has caused its duly authorized officers to execute and attest this Grant of Incentive Stock Option, and to apply the corporate seal hereto, and the Grantee has placed his or her signature hereon, effective as of the Date of Grant.
                              RESOURCE AMERICA, INC.


                                  By: /S/ Edward E. Cohen
                                      -----------------------
                                          President


                              Attest: /s/ Michael L. Staines
                                      -----------------------
                                          Secretary



                              ACCEPTED AND AGREED TO:


                              By: /s/ Edward E. Cohen
                                  -----------------------------
                                      EDWARD E. COHEN, Grantee

                         EXHIBIT 10.26



                GRANT OF INCENTIVE STOCK OPTION
               PURSUANT TO RESOURCE AMERICA, INC.
              1989 KEY EMPLOYEE STOCK OPTION PLAN
               -----------------------------------

          THIS AGREEMENT, made this 18th day of December, 1995 ("Date of Grant") by and between JEFFREY C. SIMMONS, Grantee and RESOURCE AMERICA, INC. (together with its successors or assigns hereinafter referred to as the "Company").
          WHEREAS, the Board of Directors of Resource America, Inc. (the "Board") previously adopted, with subsequent stockholder approval, the Resource America, Inc. 1989 Key Employee Stock Option Plan (the "Plan");
          WHEREAS, the Plan provides for the granting of incentive stock options by a committee to be appointed by the Board (the "Committee") to eligible employees of the Company to purchase, or to exercise certain rights with respect to, shares of the Class A Common Stock of the Company, par value $.01 per share (the "Stock"), in accordance with the terms and provisions thereof; and
          WHEREAS, the Committee considers the Grantee to be a person who is eligible for a grant of incentive stock options under the Plan, and has determined that it would be in the best interest of the Company to grant the incentive stock options on the terms and conditions hereinafter set forth.
          NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:
          1.     GRANT OF OPTION.
               Subject to the terms and conditions hereinafter set forth, the Company, with the approval and at the direction of the Committee, hereby grants to the Grantee, an option to purchase up to 4,000 shares of Stock at a price of $23.00 per share. Such option is hereinafter referred to as the "Option" and the shares of stock purchasable upon exercise of the Option are hereinafter sometimes referred to as the "Option Shares." The Option is intended by the parties hereto to be, and shall be treated as, an incentive stock option (as such term is defined under Section 422 of the Internal Revenue code of 1986).
          2.     INSTALLMENT EXERCISE.
               (a) Subject to such further limitations as are provided herein, the Option shall become exercisable in four (4) installments, the Grantee having the right hereunder to purchase from the Company the following number of Option Shares upon exercise of the Option, on and after the following dates, in cumulative fashion:
               (i) on and after the first anniversary of the Date of Grant, up to 25% (ignoring fractional shares) of the total number of Option Shares;
               (ii) on and after the second anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iii) on and after the third anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iv) on and after the fourth anniversary of the Date of Grant, the remaining Option Shares.
               (b) Subsection (a) notwithstanding, in the event of a "Change in Control," all of the Option Shares granted hereunder may be exercised immediately. For purposes of this Agreement, a "Change in Control" takes place when either of the following occurs:
                    (i) Any person (other than the Company or any of its subsidiaries or employee benefit plan sponsored by the Company) or group of persons acting in concert acquires, within any 12-month period, in excess of 20% of the then outstanding shares of the common stock of the Company.
                    (ii) the failure of the Board of Directors of the Company as it is constituted on December 1, 1995, to constitute the majority of the Board of Directors, unless such failure results from an election of directors in which a majority of the outstanding shares of the common stock of the Company (excluding all common stock beneficially owned by a person who beneficially owns 30% or more of the outstanding shares) are voted in favor of the successor directors. In determining a person's stock ownership the attribution rules of Section 318(a) of the Code shall apply.
          3.     TERMINATION OF OPTION.
               (a) The Option and all rights hereunder with respect thereto, to the extent such rights shall not have been exercised, shall terminate and become null and void after the expiration of ten years from the Date of Grant (the "Option Term").
               (b) Upon the occurrence of the Grantee's ceasing for any reason to be employed by the Employer (such occurrence being a "termination of the Grantee's employment"), the Option, to the extent no previously exercised, shall terminate and become null and void immediately upon such termination of the Grantee's employment, except in a case where the termination of the Grantee's employment is by reason of retirement, disability or death, or after a Change in Control.
               Upon a termination of the Grantee's employment by reason of retirement, disability or death, or after A Change in Control, the Option may be exercised during the following periods, but only to the extent that the Option was outstanding and exercisable on any such date of retirement, disability or death:
(i) the six-month period following the date of such termination of the Grantee's employment in the case of a disability (within the meaning of Section 22(e)(3) of the Code) or after a Change in Control, (ii) the six-month period following the date of issuance of letters testamentary or letters of administration to the executor or administrator of a deceased Grantee, in the case of the Grantee's death during his employment by the Employer, but not later than one year after the Grantee's death, and (iii) the three-month period following the date of such termination in the case of retirement on or after attainment of age 65, or in the case of disability other than as described in (i) above. In no event, however, shall any such period extend beyond the Option Term.
               (c) In the event of the death of the Grantee, the Option may be exercised by the Grantee's legal representative(s), but only to the extent that the Option would otherwise have been exercisable by the Grantee.
               (d) A transfer of the Grantee's employment between Company and any subsidiary of Company, or between any subsidiaries of Company, shall not be deemed to be a termination of the Grantee's employment.
               (e) Notwithstanding any other provisions set forth herein or in the Plan, if the Grantee shall (i) commit any act of malfeasance or wrongdoing affecting the Company or any subsidiary of Company, (ii) breach any covenant not to compete, or employment contract, with Company or any subsidiary of Company, or
(iii) engage in conduct that would warrant the Grantee's discharge for cause (excluding general dissatisfaction with the performance of the Grantee's duties, but including any act of disloyalty or any conduct clearly tending to bring discredit upon the Company or any subsidiary of the Company), any unexercised portion of the Option shall immediately terminate and be void.
          4.     EXERCISE OF OPTIONS.
               (a) The Grantee may exercise the Option with respect to all or any part of the number of Option Shares then exercisable hereunder by giving the Secretary of Company written notice of intent to exercise. The notice of exercise shall specify the number of Option Shares as to which the Option is to be exercised and the date of exercise thereof, which date shall be at least five days after the giving of such notice unless an earlier time shall have been mutually agreed upon.
               (b) Full payment (in U.S. dollars) by the Grantee of the option price for the Option Shares purchased shall be made on or before the exercise date specified in the notice of exercise in cash, or, with the prior written consent of the Committee, in whole or in part through the surrender of previously acquired shares of Stock at their fair market value on the exercise date.
               On the exercise date specified in the Grantee's notice or as soon thereafter as is practicable, Company shall cause to be delivered to the Grantee, a certificate or certificates for the Option Shares then being purchased (out of theretofore unissued Stock or reacquired Stock, as Company may elect) upon full payment for such Option Shares. The obligation of Company to deliver Stock shall, however, be subject to the condition that if at any time the Committee shall determine in its discretion that the listing, registration or qualification of the Option or the Option Shares upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the Option or the issuance or purchase of Stock thereunder, the Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.
               (c) If the Grantee fails to pay for any of the Option Shares specified in such notice or fails to accept delivery thereof, the Grantee's right to purchase such Option Shares may be terminated by Company. The date specified in the Grantee's notice as the date of exercise shall be deemed the date of exercise of the Option, provided that payment in full for the Option Shares to be purchased upon such exercise shall have been received by such date.
          5.     ADJUSTMENT OF AND CHANGES IN STOCK OF COMPANY.
               In the event of a reorganization, recapitalization, change of shares, stock split, spin-off, stock dividend, reclassification, subdivision or combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure or shares of capital stock of Company, the Committee shall make such adjustment as it deems appropriate in the number and kind of shares of Stock subject to the Option or in the option price; provided, however, that no such adjustment shall give the Grantee any additional benefits under the Option.
          6.     FAIR MARKET VALUE.
               As used herein, the "fair market value" of a share of Stock shall be the arithmetic mean of the closing bid and ask sale prices for the Shares reported by the NASDAQ on a given day or if there is no sale on such day, then the arithmetic mean of such closing bid and ask sale prices on the last previous date on which a sale is reported.
          7.     NO RIGHTS OF STOCKHOLDERS.
               Neither the Grantee nor any personal representative shall be, or shall have any of the rights and privileges of, a stockholder of Company with respect to any shares of Stock purchasable or issuable upon the exercise of the Option, in whole or in part, prior to the date of exercise of the Option.
          8.     NON-TRANSFERABILITY OF OPTION.
               During the Grantee's lifetime, the Option hereunder shall be exercisable only by the Grantee or any guardian or legal representative of the Grantee, and the Option shall not be trans-ferable except, in the case of the death of the Grantee, by will or the laws of descent and distribution, nor shall the Option be subject to attachment, execution or other similar process. In no event of (a) any attempt by the Grantee to alienate, assign, pledge, hypothecate or otherwise dispose of the Option, except as provided for herein, or (b) the levy of any attachment, execution or similar process upon the rights or interest hereby conferred, Company may terminate the Option by notice to the Grantee and it shall thereupon become null and void.
          9.     EMPLOYMENT NOT AFFECTED.
               The granting of the Option nor its exercise shall not be construed as granting to the Grantee any right with respect to continuance of employment of the Company. Except as may other-wise be limited by a written agreement between the Company and the Grantee, the right of the Company to terminate at will the Grantee's employment with it at any time (whether by dismissal, discharge, retirement or otherwise) is specifically reserved by Company, or the employing subsidiary (whichever the case may be), and acknowledged by the Grantee.
          10.     AMENDMENT OF OPTION.
               The Option may be amended by the Board or the Committee at any time (i) if the Board or the Committee determines, in its sole discretion, that amendment is necessary or advisable in the light of any addition to or change in the Internal Revenue Code of 1986 or in the regulations issued thereunder, or any federal or state securities law or other law or regulation, which change occurs after the Date of Grant and by its terms applies to the Option; or (ii) other than in the circumstances described in clause
(i), with the consent of the Grantee.
          11.     NOTICE.
               Any notice to Company provided for in this instrument shall be addressed to it in care of its Secretary at its executive offices at 1521 Locust Street, Suite 400, Philadelphia, Pennsylvania 19102, and any notice to the Grantee shall be addressed to the Grantee at the current address shown on the payroll records of the Employer. Any notice shall be deemed to be duly given if and when properly addressed and posted by registered or certified mail, postage prepaid.
          12.     INCORPORATION OF PLAN BY REFERENCE.
               The Option is granted pursuant to the terms of the Plan, the terms of which are incorporated herein by reference, and the Option shall in all respects be interpreted in accordance with the Plan. The Committee shall interpret and construe the Plan and this instrument, and its interpretations and determinations shall be conclusive and binding on the parties hereto and any other person claiming an interest hereunder, with respect to any issue arising hereunder or thereunder.
          13.     GOVERNING LAW.
               The validity, constructions, interpretation and effect of this instrument shall exclusively be governed by and determined in accordance with the law of the State of Ohio, except to the extent preempted by federal law, which shall to the extent govern.
          IN WITNESS WHEREOF, Company has caused its duly authorized officers to execute and attest this Grant of Incentive Stock Option, and to apply the corporate seal hereto, and the Grantee has placed his or her signature hereon, effective as of the Date of Grant.
                              RESOURCE AMERICA, INC.


                                  By: /S/ Edward E. Cohen
                                      -----------------------
                                          President


                              Attest: /s/ Michael L. Staines
                                      -----------------------
                                          Secretary



                              ACCEPTED AND AGREED TO:


                              By: /s/ Jeffrey C. Simmons
                                  -----------------------------
                                      JEFFREY C. SIMMONS, Grantee

                         EXHIBIT 10.27



                GRANT OF INCENTIVE STOCK OPTION
               PURSUANT TO RESOURCE AMERICA, INC.
              1989 KEY EMPLOYEE STOCK OPTION PLAN
               -----------------------------------

          THIS AGREEMENT, made this 18th day of December, 1995 ("Date of Grant") by and between NANCY J. MCGURK, Grantee and RESOURCE AMERICA, INC. (together with its successors or assigns hereinafter referred to as the "Company").
          WHEREAS, the Board of Directors of Resource America, Inc. (the "Board") previously adopted, with subsequent stockholder approval, the Resource America, Inc. 1989 Key Employee Stock Option Plan (the "Plan");
          WHEREAS, the Plan provides for the granting of incentive stock options by a committee to be appointed by the Board (the "Committee") to eligible employees of the Company to purchase, or to exercise certain rights with respect to, shares of the Class A Common Stock of the Company, par value $.01 per share (the "Stock"), in accordance with the terms and provisions thereof; and
          WHEREAS, the Committee considers the Grantee to be a person who is eligible for a grant of incentive stock options under the Plan, and has determined that it would be in the best interest of the Company to grant the incentive stock options on the terms and conditions hereinafter set forth.
          NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:
          1.     GRANT OF OPTION.
               Subject to the terms and conditions hereinafter set forth, the Company, with the approval and at the direction of the Committee, hereby grants to the Grantee, an option to purchase up to 4,000 shares of Stock at a price of $23.00 per share. Such option is hereinafter referred to as the "Option" and the shares of stock purchasable upon exercise of the Option are hereinafter sometimes referred to as the "Option Shares." The Option is intended by the parties hereto to be, and shall be treated as, an incentive stock option (as such term is defined under Section 422 of the Internal Revenue code of 1986).
          2.     INSTALLMENT EXERCISE.
               (a) Subject to such further limitations as are provided herein, the Option shall become exercisable in four (4) installments, the Grantee having the right hereunder to purchase from the Company the following number of Option Shares upon exercise of the Option, on and after the following dates, in cumulative fashion:
               (i) on and after the first anniversary of the Date of Grant, up to 25% (ignoring fractional shares) of the total number of Option Shares;
               (ii) on and after the second anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iii) on and after the third anniversary of the Date of Grant, up to an additional 25% (ignoring fractional shares) of the total number of Option Shares; and
               (iv) on and after the fourth anniversary of the Date of Grant, the remaining Option Shares.
               (b) Subsection (a) notwithstanding, in the event of a "Change in Control," all of the Option Shares granted hereunder may be exercised immediately. For purposes of this Agreement, a "Change in Control" takes place when either of the following occurs:
                    (i) Any person (other than the Company or any of its subsidiaries or employee benefit plan sponsored by the Company) or group of persons acting in concert acquires, within any 12-month period, in excess of 20% of the then outstanding shares of the common stock of the Company.
                    (ii) the failure of the Board of Directors of the Company as it is constituted on December 1, 1995, to constitute the majority of the Board of Directors, unless such failure results from an election of directors in which a majority of the outstanding shares of the common stock of the Company (excluding all common stock beneficially owned by a person who beneficially owns 30% or more of the outstanding shares) are voted in favor of the successor directors. In determining a person's stock ownership the attribution rules of Section 318(a) of the Code shall apply.
          3.     TERMINATION OF OPTION.
               (a) The Option and all rights hereunder with respect thereto, to the extent such rights shall not have been exercised, shall terminate and become null and void after the expiration of ten years from the Date of Grant (the "Option Term").
               (b) Upon the occurrence of the Grantee's ceasing for any reason to be employed by the Employer (such occurrence being a "termination of the Grantee's employment"), the Option, to the extent no previously exercised, shall terminate and become null and void immediately upon such termination of the Grantee's employment, except in a case where the termination of the Grantee's employment is by reason of retirement, disability or death, or after a Change in Control.
               Upon a termination of the Grantee's employment by reason of retirement, disability or death, or after A Change in Control, the Option may be exercised during the following periods, but only to the extent that the Option was outstanding and exercisable on any such date of retirement, disability or death:
(i) the six-month period following the date of such termination of the Grantee's employment in the case of a disability (within the meaning of Section 22(e)(3) of the Code) or after a Change in Control, (ii) the six-month period following the date of issuance of letters testamentary or letters of administration to the executor or administrator of a deceased Grantee, in the case of the Grantee's death during his employment by the Employer, but not later than one year after the Grantee's death, and (iii) the three-month period following the date of such termination in the case of retirement on or after attainment of age 65, or in the case of disability other than as described in (i) above. In no event, however, shall any such period extend beyond the Option Term.
               (c) In the event of the death of the Grantee, the Option may be exercised by the Grantee's legal representative(s), but only to the extent that the Option would otherwise have been exercisable by the Grantee.
               (d) A transfer of the Grantee's employment between Company and any subsidiary of Company, or between any subsidiaries of Company, shall not be deemed to be a termination of the Grantee's employment.
               (e) Notwithstanding any other provisions set forth herein or in the Plan, if the Grantee shall (i) commit any act of malfeasance or wrongdoing affecting the Company or any subsidiary of Company, (ii) breach any covenant not to compete, or employment contract, with Company or any subsidiary of Company, or
(iii) engage in conduct that would warrant the Grantee's discharge for cause (excluding general dissatisfaction with the performance of the Grantee's duties, but including any act of disloyalty or any conduct clearly tending to bring discredit upon the Company or any subsidiary of the Company), any unexercised portion of the Option shall immediately terminate and be void.
          4.     EXERCISE OF OPTIONS.
               (a) The Grantee may exercise the Option with respect to all or any part of the number of Option Shares then exercisable hereunder by giving the Secretary of Company written notice of intent to exercise. The notice of exercise shall specify the number of Option Shares as to which the Option is to be exercised and the date of exercise thereof, which date shall be at least five days after the giving of such notice unless an earlier time shall have been mutually agreed upon.
               (b) Full payment (in U.S. dollars) by the Grantee of the option price for the Option Shares purchased shall be made on or before the exercise date specified in the notice of exercise in cash, or, with the prior written consent of the Committee, in whole or in part through the surrender of previously acquired shares of Stock at their fair market value on the exercise date.
               On the exercise date specified in the Grantee's notice or as soon thereafter as is practicable, Company shall cause to be delivered to the Grantee, a certificate or certificates for the Option Shares then being purchased (out of theretofore unissued Stock or reacquired Stock, as Company may elect) upon full payment for such Option Shares. The obligation of Company to deliver Stock shall, however, be subject to the condition that if at any time the Committee shall determine in its discretion that the listing, registration or qualification of the Option or the Option Shares upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the Option or the issuance or purchase of Stock thereunder, the Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.
               (c) If the Grantee fails to pay for any of the Option Shares specified in such notice or fails to accept delivery thereof, the Grantee's right to purchase such Option Shares may be terminated by Company. The date specified in the Grantee's notice as the date of exercise shall be deemed the date of exercise of the Option, provided that payment in full for the Option Shares to be purchased upon such exercise shall have been received by such date.
          5.     ADJUSTMENT OF AND CHANGES IN STOCK OF COMPANY.
               In the event of a reorganization, recapitalization, change of shares, stock split, spin-off, stock dividend, reclassification, subdivision or combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure or shares of capital stock of Company, the Committee shall make such adjustment as it deems appropriate in the number and kind of shares of Stock subject to the Option or in the option price; provided, however, that no such adjustment shall give the Grantee any additional benefits under the Option.
          6.     FAIR MARKET VALUE.
               As used herein, the "fair market value" of a share of Stock shall be the arithmetic mean of the closing bid and ask sale prices for the Shares reported by the NASDAQ on a given day or if there is no sale on such day, then the arithmetic mean of such closing bid and ask sale prices on the last previous date on which a sale is reported.
          7.     NO RIGHTS OF STOCKHOLDERS.
               Neither the Grantee nor any personal representative shall be, or shall have any of the rights and privileges of, a stockholder of Company with respect to any shares of Stock purchasable or issuable upon the exercise of the Option, in whole or in part, prior to the date of exercise of the Option.
          8.     NON-TRANSFERABILITY OF OPTION.
               During the Grantee's lifetime, the Option hereunder shall be exercisable only by the Grantee or any guardian or legal representative of the Grantee, and the Option shall not be trans-ferable except, in the case of the death of the Grantee, by will or the laws of descent and distribution, nor shall the Option be subject to attachment, execution or other similar process. In no event of (a) any attempt by the Grantee to alienate, assign, pledge, hypothecate or otherwise dispose of the Option, except as provided for herein, or (b) the levy of any attachment, execution or similar process upon the rights or interest hereby conferred, Company may terminate the Option by notice to the Grantee and it shall thereupon become null and void.
          9.     EMPLOYMENT NOT AFFECTED.
               The granting of the Option nor its exercise shall not be construed as granting to the Grantee any right with respect to continuance of employment of the Company. Except as may other-wise be limited by a written agreement between the Company and the Grantee, the right of the Company to terminate at will the Grantee's employment with it at any time (whether by dismissal, discharge, retirement or otherwise) is specifically reserved by Company, or the employing subsidiary (whichever the case may be), and acknowledged by the Grantee.
          10.     AMENDMENT OF OPTION.
               The Option may be amended by the Board or the Committee at any time (i) if the Board or the Committee determines, in its sole discretion, that amendment is necessary or advisable in the light of any addition to or change in the Internal Revenue Code of 1986 or in the regulations issued thereunder, or any federal or state securities law or other law or regulation, which change occurs after the Date of Grant and by its terms applies to the Option; or (ii) other than in the circumstances described in clause
(i), with the consent of the Grantee.
          11.     NOTICE.
               Any notice to Company provided for in this instrument shall be addressed to it in care of its Secretary at its executive offices at 1521 Locust Street, Suite 400, Philadelphia, Pennsylvania 19102, and any notice to the Grantee shall be addressed to the Grantee at the current address shown on the payroll records of the Employer. Any notice shall be deemed to be duly given if and when properly addressed and posted by registered or certified mail, postage prepaid.
          12.     INCORPORATION OF PLAN BY REFERENCE.
               The Option is granted pursuant to the terms of the Plan, the terms of which are incorporated herein by reference, and the Option shall in all respects be interpreted in accordance with the Plan. The Committee shall interpret and construe the Plan and this instrument, and its interpretations and determinations shall be conclusive and binding on the parties hereto and any other person claiming an interest hereunder, with respect to any issue arising hereunder or thereunder.
          13.     GOVERNING LAW.
               The validity, constructions, interpretation and effect of this instrument shall exclusively be governed by and determined in accordance with the law of the State of Ohio, except to the extent preempted by federal law, which shall to the extent govern.
          IN WITNESS WHEREOF, Company has caused its duly authorized officers to execute and attest this Grant of Incentive Stock Option, and to apply the corporate seal hereto, and the Grantee has placed his or her signature hereon, effective as of the Date of Grant.
                              RESOURCE AMERICA, INC.


                                  By: /S/ Edward E. Cohen
                                      -----------------------
                                          President


                              Attest: /s/ Michael L. Staines
                                      -----------------------
                                          Secretary



                              ACCEPTED AND AGREED TO:


                              By: /s/ Nancy J. McGurk
                                  -----------------------------
                                      NANCY J. MCGURK, Grantee

                          EXHIBIT 10.28



                         AMENDMENT NO. 1
                             TO THE
                     RESOURCE AMERICA, INC.
              1989 KEY EMPLOYEE STOCK OPTION PLAN


          The RESOURCE AMERICA, INC., 1989 KEY EMPLOYEE STOCK
OPTION PLAN (the "Plan"), effective October 1, 1989, is hereby amended as follows:
          1. Section 1(p) of the Plan is amended to read in its entirety as follows:
               (p) Shares. Shares shall mean the shares of the Company's Class A common stock, $0.01 par value, and (i) any stock or securities of the Company into which such common stock is converted, (ii) any stock or securities of the company which are distributed with respect to such common stock and (iii) the stock and securities of any other corporation into which such common stock is converted as a result of the Company's engaging in any transaction described in Sec. 425(a) of the Code.

          2. Section 3 of the Plan is amended by increasing the number of shares for which Options or Stock Appreciation
Rights may be granted under the Plan from 70,000 (as adjusted for the 10-to-1 reverse stock split) to 140,000.

          3. All references in the Plan to "Sec. 422A of the Code" shall be deemed to refer to "Sec. 422 of the Code."

          4. The effective date of Section 1 of this Amendment is October 16, 1995. The effective date of Section 2 of this Amendment shall be the later of the date the Amendment is approved by an affirmative vote of the majority of the shareholders of Resource America, Inc., or the date of adoption by the Board of Directors. The effective date of Section 3 of this Amendment shall be November 5, 1990.

          5. All other terms of the Plan shall remain in full force and effect.

          IN WITNESS WHEREOF, the undersigned has caused this Amendment to be executed by its duly authorized officers on this 16th day of October, 1995.

                              RESOURCE AMERICA, INC.


                                  By: /s/ Edward E. Cohen
                                     -------------------------
                                             President


                              Attest: /s/ Michael L. Staines
                                     -------------------------
                                             Secretary

                              EXHIBIT 10.29



THE SECURITIES REPRESENTED BY THIS CERTIFICATE MAY NOT BE OFFERED FOR SALE, SOLD OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT FILED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT.

VOID AFTER 5:00 P.M. PHILADELPHIA TIME ON DECEMBER 26, 2005 OR IF
NOT A BUSINESS DAY, AS DEFINED HEREIN, AT 5:00 P.M., PHILADELPHIA
TIME, ON THE NEXT FOLLOWING BUSINESS DAY.

                      WARRANT TO PURCHASE
                            36,000
                 SHARES OF CLASS B COMMON STOCK
                             OF
                     RESOURCE AMERICA, INC.

     This Certifies that, for good and valuable consideration, Physicians Insurance Company of Ohio, and its registered, permitted assigns (collectively, the "Warrantholder"), is entitled to purchase from Resource America, Inc., a corporation incorporated under the laws of the State of Delaware (the "Company"), subject to the terms and conditions hereof, at any time or after 9:00 A.M., Philadelphia time, on December 26, 1995, and before 5:00 P.M., Philadelphia time, on December 26, 2005 (or, if such day is not a Business Day, at or before 5:00 P.M., Philadelphia time, on the next following Business Day), the number of fully paid and non-assessable shares of Class B Common Stock of the Company stated above at the Exercise Price (as defined herein). The Exercise Price and the number of shares purchasable hereunder are subject to adjustment from time to time as provided in Article III hereof.


                           ARTICLE I

     SECTION 1.01. DEFINITION OF TERMS. As used in this Warrant, the following capitalized terms shall have the following respective meanings:

     (a) BUSINESS DAY: A day other than a Saturday, Sunday or other day on which banks in the Commonwealth of Pennsylvania are authorized by law to remain closed.

     (b) CLASS B COMMON STOCK: Class B Common Stock, $.01 par value per share, of the Company.

     (c) CLASS B COMMON STOCK EQUIVALENTS: Securities that are convertible into or exercisable for shares of Class B Common Stock.

     (d) COMMON STOCK: All Common Stock, $.01 par value per share, of the Company, regardless of the class.

     (e) COMMON STOCK EQUIVALENTS: Securities that are convertible into or exercisable for shares of Common Stock.

     (f) EXCHANGE ACT: The Securities Exchange Act of 1934, as amended.

     (g) EXERCISE PRICE: $11.75 per Warrant Share, as such price may be adjusted from time to time pursuant to Article III hereof.

     (h)     EXPIRATION DATE:  5:00 P.M., Philadelphia time, on
December 26, 2005 or if such day is not a Business Day, the next succeeding day which is a Business Day.

     (i) HOLDER: Any person owning or having a right to acquire Warrant Shares or any assignee thereof.

     (j)     NASD:  National Association of Securities Dealers,
Inc. and NASDAQ:  NASD Automatic Quotation System.

     (k) PERSON: An individual, partnership, joint venture, corporation, trust, unincorporated organization or government or any department or agency thereof.

     (l)     PIGGYBACK REGISTRATION:     See Article IV.

     (m)     REGISTERED SECURITIES:     Any Registrable Securities
which have been included in an effective Registration Statement pursuant to the terms of Article IV hereof.

     (n)     REGISTRABLE SECURITIES:     Any Warrant Shares issued
to Physicians Insurance Company of Ohio and/or its designees or transferees as permitted under Section 6.02 and/or other securities that may be or are issued by the Company upon exercise of this Warrant, including those which may thereafter be issued by the Company in respect of any such securities by means of any stock splits, stock dividends, recapitalizations, reclassifications or the like, and as adjusted pursuant to Article III hereof; provided, however, that as to any particular security contained in Registrable Securities, such securities shall cease to be Registrable Securities when (i) a Registration Statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of in accordance with such Registration Statement; or (ii) they shall have been sold to the public pursuant to Rule 144 (or any successor provision) under the Securities Act; or (iii) they shall have been sold, assigned or otherwise transferred except as permitted by Section 6.02 below.

     (o)     REGISTRATION STATEMENT:     Any registration statement
of the Company filed or to be filed with the Securities and Exchange Commission which covers any of the Registrable Securities pursuant to the provisions of this Warrant, including all amendments (including post-effective amendments) and supplements thereto, all exhibits thereto and all material incorporated therein by reference.

     (p) SECURITIES ACT: The Securities Act of 1933, as amended.

     (q)     TRANSFER:  See Section 6.02.

     (r) WARRANT: This Warrant and all other warrants that may be issued in its or their place, together evidencing the right to purchase an aggregate of 36,000 shares of Class B Common Stock as the same may be adjusted pursuant to this Warrant.

     (s) WARRANTHOLDER: The person(s) or entity(ies) to whom this Warrant is originally issued, or any successor in interest thereto, or any assignee or transferee thereof, in whose name this Warrant is registered upon the books to be maintained by the Company for that purpose.

     (t) WARRANT SHARES: Class B Common Stock, Class B Common Stock Equivalents and other securities purchased or purchasable upon exercise of the Warrant.


                           ARTICLE II

                DURATION AND EXERCISE OF WARRANT

     SECTION 2.01. DURATION OF WARRANT. The Warrantholder may exercise this Warrant at any time and from time to time after 9:00 A.M., Philadelphia time, on December 26, 1995, and before 5:00 P.M., Philadelphia time, on the Expiration Date. If this Warrant is not exercised on the Expiration Date, it shall become void, and all rights hereunder shall thereupon cease.

     SECTION 2.02.  EXERCISE OF WARRANT.

     (a) The Warrantholder may exercise this Warrant, in whole or in part, by presentation and surrender of this Warrant to the Company at its principal corporate office or at the office of its stock transfer agent, if any, with the Subscription Form annexed hereto duly executed and accompanied by payment of the full Exercise Price for each Warrant Share to be purchased.

     (b) Upon receipt of this Warrant with the Subscription Form fully executed and accompanied by payment of the aggregate Exercise Price for the Warrant Shares for which this Warrant is then being exercised, the Company shall cause to be issued certificates for the total number of whole shares of Class B Common Stock for which this Warrant is being exercised (adjusted to reflect the effect of the anti-dilution provisions contained in
Article III hereof, if any, and as provided in Section 2.04 hereof) in such denominations as are requested for delivery to the Warrantholder, and the Company shall thereupon deliver such certificates to the Warrantholder. The Warrantholder shall be deemed to be the holder of record of the shares of Class B Common Stock issuable upon such exercise, notwithstanding that the stock transfer books of the Company shall then be closed or that certificates representing such shares of Class B Common Stock shall not then be actually delivered to the Warrantholder. At the time this Warrant is exercised, the Company may require the Warrantholder to make such representations, and may place such legends on certificates representing the Warrant Shares, as may be reasonably required in the opinion of counsel to the Company to permit the Warrant Shares to be issued in compliance with the Securities Act.

     (c) In case the Warrantholder shall exercise this Warrant with respect to less than all of the Warrant Shares that may be purchased under this Warrant, the Company shall execute a new warrant in the form of this Warrant for the balance of such Warrant Shares and deliver such new warrant to the Warrantholder.

     (d) The Company shall pay any and all stock transfer and similar taxes which may be payable in respect of the issue of any Warrant Shares to the holder of the Warrant being exercised.

     SECTION 2.03. RESERVATION OF SHARES. The Company hereby agrees that at all times there shall be reserved for issuance and delivery upon exercise of this Warrant such number of shares of Class B Common Stock or other shares of capital stock of the Company from time to time issuable upon exercise of this Warrant. All such shares shall be validly issued, fully paid and nonassessable, free and clear of all liens, security interests, charges and other encumbrances or restrictions on sale and free and clear of all preemptive rights.

     SECTION 2.04. FRACTIONAL SHARES. The Company shall not be required to issue any fraction of a share of its capital stock in connection with the exercise of this Warrant, and in any case where the Warrantholder would, except for the provisions of this Section 2.04, be entitled under the terms of this Warrant to receive a fraction of a share upon the exercise of this Warrant, the Company shall, upon the exercise of this Warrant and receipt of the Exercise Price, issue the largest number of whole shares purchasable upon exercise of this Warrant. The Company shall not be required to make any cash or other adjustment in receipt of such fraction of a share to which the Warrantholder would otherwise be entitled.

                           ARTICLE III

           ADJUSTMENT OF SHARES OF CLASS B COMMON STOCK
               PURCHASABLE AND OF EXERCISE PRICE

     The Exercise Price and the number and kind of Warrant Shares shall be subject to adjustment from time to time upon the happening of certain events as provided in this Article III.

     SECTION 3.01.  MECHANICAL ADJUSTMENTS.

     (a) If at any time prior to the exercise of this Warrant in full, the Company shall (i) declare a dividend or make a distribution on the Common Stock payable in shares of its capital stock (whether shares of Common Stock or of capital stock of any other class); (ii) subdivide, reclassify or recapitalize its outstanding Common Stock into a greater number of shares; (iii) combine, reclassify or recapitalize its outstanding Common Stock into a smaller number of shares, or (iv) issue any shares of its capital stock by reclassification of its Common Stock (including any such reclassification in connection with a consolidation or a merger in which the Company is the continuing corporation), the Exercise Price in effect at the time of the record date of such dividend, distribution, subdivision, combination, reclassification or recapitalization shall be adjusted so that the Warrantholder shall be entitled to receive the aggregate number and kind of shares which, if this Warrant had been exercised in full immediately prior to such event, it or he would have owned upon such exercise and been entitled to receive by virtue of such dividend, distribution, subdivision, combination, reclassification or recapitalization. Any adjustment required by this Paragraph 3.01(a) shall be made immediately after the record date, in the case of a dividend or distribution, or the effective date, in the case of a subdivision, combination, reclassification or recapitalization, to allow the purchase of such aggregate number and kind of shares.

     (b) If at any time prior to the exercise of this Warrant in full, the Company shall (i) issue or sell any Common Stock or Common Stock Equivalents without consideration or for consideration per share less than the Exercise Price in effect immediately prior to the date of such issuance or sale (other than issuances of securities upon the exercise of options granted under the Company's currently existing stock option plans or upon the exercise of other currently outstanding options) or (ii) fix a record date for the issuance of subscription rights, options or warrants to all holders of Common Stock entitling them to subscribe for or purchase Common Stock (or Common Stock Equivalents) at a price (or having an exercise or conversion price per share) less than the Exercise Price in effect immediately prior to the record date described below, the Exercise Price shall be adjusted so that the Exercise Price shall equal the price determined by multiplying the Exercise Price in effect immediately prior to the date of such sale or issuance (which date in the event of distribution to shareholders shall be deemed to be the record date set by the Company to determine shareholders entitled to participate in such distribution) by a fraction, the numerator of which shall be (i) the number of shares of Common Stock outstanding on the date of such sale or issuance, plus (ii) the number of additional shares of Common Stock which the aggregate consideration received by the Company upon such issuance or sale (plus the aggregate of any additional amount to be received by the Company upon the exercise of such subscription rights, options or warrants) would purchase at such current Exercise Price per share of the Common Stock; and the denominator of which shall be (i) the number of shares of Common Stock outstanding on the date of such issuance or sale, plus (ii) the number of additional shares of Common Stock offered for the subscription or purchase (or into which the Common Stock Equivalents so offered are exercisable or convertible). Any adjustments required by this paragraph 3.01(b) shall be made immediately after such issuance or sale or record date, as the case may be. Such adjustments shall be made successively whenever such event shall occur. To the extent that shares of Common Stock (or Common Stock Equivalents) are not delivered after the expiration of such subscription rights, options or warrants, the Exercise Price shall be readjusted to the Exercise Price which would then be in effect had the adjustments made upon the issuance of such rights, options or warrants been made upon the basis of delivery of only the number of shares of Common Stock (or Common Stock Equivalents) actually delivered.

     (c) If at any time prior to the exercise of this Warrant in full, the Company shall fix a record date for the issuance or distribution to all holders of the Common Stock (including any such distribution to be made in connection with a consolidation or merger in which the Company is to be the continuing corporation) of evidences of its indebtedness, any other securities of the Company or any cash, property or other assets (excluding a combination, reclassification or recapitalization referred to in Section 3.01(a), regular cash dividends or cash distributions paid out of net profits legally available therefor and in the ordinary course of business or subscription rights, options or warrants for Common Stock or Common Stock Equivalents (excluding those referred to in Section 3.01(b) (any such non-excluded event being herein called a "Special Dividend")), (i) the Exercise Price shall be decreased immediately after the record date for such Special Dividend to a price determined by multiplying the Exercise Price then in effect by a fraction, the numerator of which shall be the Exercise Price in effect on such record date less the fair market value (as determined by the Company's Board of Directors) of the evidences of indebtedness, securities or property, or other assets issued or distributed in such Special Dividend applicable to one share of Common Stock or of such subscription rights or warrants applicable to one share of Common Stock and the denominator of which shall be such Exercise Price then in effect and (ii) the number of shares of Common Stock subject to purchase upon exercise of this Warrant shall be increased to a number determined by multiplying the number of shares of Common Stock subject to purchase immediately before such Special Dividend by a fraction, the numerator of which shall be the Exercise Price in effect immediately before such Special Dividend and the denominator of which shall be the Exercise Price in effect immediately after such Special Dividend. Any adjustment required by this Section 3.01(c) shall be made successively whenever such a record date is fixed and in the event that such distribution is not so made, the Exercise Price shall again be adjusted to be that in effect immediately prior to such record date.

     (d) If at any time prior to the exercise of this Warrant in full, the Company shall make a distribution to all holders of the Common Stock or stock of a subsidiary or securities convertible into or exercisable for such stock, then in lieu of an adjustment in the Exercise Price or the number of Warrant Shares purchasable upon the exercise of this Warrant, each Warrantholder, upon the exercise hereof at any time after such distribution, shall be entitled to receive from the Company, such subsidiary or both, as the Company shall determine, the stock or other securities to which such Warrantholder would have been entitled if such Warrantholder had exercised this Warrant immediately prior thereto, all subject to further adjustment as provided in this Article III, and the Company shall reserve, for the life of the Warrant, such securities of such subsidiary or other corporation; provided, however, that no adjustment in respect of dividends or interest on such stock or other securities shall be made during the term of this Warrant or upon its exercise.

     (e)     (i)     If at any time prior to the exercise of this
Warrant in full, the Company shall issue securities upon the exercise of options, warrants or other Common Stock Equivalents granted under any stock option plan of the Company (except with respect to up to 2,000 shares of Common Stock issuable in connection with the Company's existing stock option plan) created after the date of the issuance of this Warrant, then, in addition to the adjustment in Exercise Price required by Section 3.01(b) hereof, if any, the aggregate number of shares of Common Stock issuable hereunder shall be increased to that number of shares which is in the same ratio to the number of shares issuable prior to the exercise giving rise to the need for adjustment hereunder as the number of shares of Common Stock outstanding immediately prior to the exercise giving rise to the need for adjustment hereunder is to the number of shares of Common Stock outstanding immediately after such exercise.

          (ii) Except in the case of a transaction requiring an adjustment pursuant to Section 3.01(e)(i) above, whenever the Exercise Price payable upon exercise of this Warrant is adjusted pursuant to paragraph (a), (b) or (c) of this Section 3.01, the Warrant Shares shall simultaneously be adjusted by multiplying the number of Warrant Shares initially issuable upon exercise of each Warrant by the Exercise Price in effect on the date thereof and dividing the product so obtained by the Exercise Price, as adjusted.

     (f) No adjustment in the Exercise Price shall be required unless such adjustment would require an increase or decrease of at least five cents ($.05) in such price; provided, however, that any adjustments which by reason of this paragraph (f) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 3.01 shall be made to the nearest cent or the nearest one-hundredth of a share, as the case may be. Notwithstanding anything in this
Section 3.01 to the contrary, the Exercise Price shall not be reduced to less than the then existing par value of the Common Stock as a result of any adjustment made hereunder.

     (g) In the event that at any time, as a result of any adjustment made pursuant to Section 3.01(a), the Warrantholder shall become entitled to receive any shares of capital stock of the Company other than Common Stock, thereafter the number of such other shares so receivable upon exercise of any Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in Section 3.01(a) or this Section 3.01(g).

     (h) In the case of an issue of additional Common Stock or Common Stock Equivalents for cash, the consideration received by the Company therefor before deducting therefrom any discount or commission or other expenses paid by the Company for any underwriting of, or otherwise in connection with, the issuance thereof, shall be deemed to be the amount received by the Company therefor. The term "issue" shall include the sale or other disposition of shares held by or on account of the Company or in the treasury of the Company but until so sold or otherwise disposed of such shares shall not be deemed outstanding.

     SECTION 3.02. NOTICES OF ADJUSTMENT. Whenever the number of Warrant Shares or the Exercise Price is adjusted as herein provided, the Company shall prepare and deliver forthwith to the Warrantholder a certificate signed by an officer of the Company setting forth the adjusted number of shares purchasable upon the exercise of this Warrant and the Exercise Price of such shares after such adjustment, setting forth a brief statement of the facts requiring such adjustment and setting forth the computation by which adjustment was made.

     SECTION 3.03.  NO ADJUSTMENT FOR DIVIDENDS.  Except as
provided in Section 3.01 of this Warrant, no adjustment in respect of any cash dividends shall be made during the term of this Warrant or upon the exercise of this Warrant.

     SECTION 3.04. PRESERVATION OF PURCHASE RIGHTS IN CERTAIN TRANSACTIONS. In case of any reclassification, capital reorganization or other change of outstanding shares of Common Stock (other than a subdivision or combination of the outstanding Common Stock and other than a change in the par value of the Common Stock) or in case of any consolidation or merger of the Company with or into another corporation (other than merger with a subsidiary in which the Company is the continuing corporation and that does not result in any reclassification, capital reorganization or other change of outstanding shares of Common Stock of the class issuable upon exercise of this Warrant) or in the case of any sale, lease, transfer or conveyance to another corporation of the property and assets of the Company as an entirety or substantially as an entirety, the Company shall, as a condition precedent to such transaction cause such successor or purchasing corporation, as the case may be, to execute with the Warrantholder an agreement granting the Warrantholder the right thereafter, upon payment of the Exercise Price in effect immediately prior to such action, to receive upon exercise of this Warrant the kind and amount of shares and other securities and property which he would have owned or have been entitled to receive after the happening of such reclassification, change, consolidation, merger, sale or conveyance had this Warrant been exercised immediately prior to such action. Such agreement shall provide for adjustments in respect of such shares of stock and other securities and property, which shall be as nearly equivalent as may be practicable to the adjustments provided for in this
Article III. In the event that in connection with any such reclassification, capital reorganization, change, consolidation, merger, sale or conveyance, additional shares of Common Stock shall be issued in exchange, conversion, substitution of payment, in whole or in part, for, or of, a security of the Company other than Common Stock, any such issue shall be treated as an issue of Common Stock covered by the provisions of Article III. The provisions of this Section 3.04 shall similarly apply to successive reclassifications, capital reorganizations, consolidations, mergers, sales or conveyances.

     SECTION 3.05. FORM OF WARRANT AFTER ADJUSTMENTS. The form of this Warrant need not be changed because of any adjustments in the Exercise Price or the number or kind of the Warrant Shares, and Warrants theretofore or thereafter issued may continue to express the same price and number and kind of shares as are stated in this Warrant, as initially issued.


                           ARTICLE IV

             REGISTRATION UNDER THE SECURITIES ACT

     SECTION 4.01.     DEMAND REGISTRATION RIGHTS.

     (a) If the Company shall receive, at any time after the date hereof and while the Company is a reporting company as defined in the Exchange Act, a written request (the "REQUEST") from the Warrantholder that the Company file a Registration Statement under the Securities Act covering the registration of the shares of Registrable Securities that are the subject of the Request (a "DEMAND REGISTRATION"), then the Company shall, subject to the limitations of Section 4.02, use its best efforts to effect as soon as practicable the registration under the Securities Act in accordance with Subsection 4.02(a) hereof, of all Registrable Securities which the Warrantholder requests be registered within ninety (90) days of the Company's receipt of the Request.

     (b) If the Warrantholder intends to distribute the Registerable Securities covered by the Request by means of an underwriting, the Warrantholder shall so advise the Company as a part of the Request. In such event, the Warrantholder shall (together with the Company as provided in Section 4.02(e)) enter into an underwriting agreement in customary form with the underwriter or underwriters selected for such underwriting which underwriters shall include a regional or national underwriting firm which is a member in good standing of the National Association of Securities Dealers, Inc.

     (c) Notwithstanding the foregoing, if the Company shall furnish to the Warrantholders a certificate, signed in good faith by the President of the Company, stating that the good faith judgment of the Board of Directors of the Company, it would be seriously detrimental to the Company and its shareholders for such registration statement to be filed and it therefore essential to defer the filing of such registration statement, the Company shall have the right to defer such filing for a period ending on the one hundred eightieth day after the Company's receipt of the Request.

     SECTION 4.02.     OBLIGATIONS OF THE COMPANY.  Whenever
required under this Warrant to effect the registration of any Registrable Securities, the Company shall, as expeditiously as reasonably possible:

     (a) Prepare and file with the SEC a Registration Statement with respect to such Registrable Securities and use its best efforts to cause such Registration Statement to become effective, and, upon the request of the Warrantholder keep such Registration
Statement effective for up to one hundred twenty (120) days.

     (b) Prepare and file with the SEC such amendments and supplements to such Registration Statement and the prospectus used in connection with such Registration Statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such Registration Statement.

     (c) Furnish to Warrantholder such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as they may reasonably request in order to facilitate the disposition of Registered Securities owned by it.

     (d) Use its best efforts to register and qualify the Registered Securities under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably requested by the Warrantholder, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions.

     (e) In the event of any underwritten public offering, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the manager underwriter of such offering. The Warrantholder participating in such underwriting shall also enter into and perform its obligations under such agreement.

     (f) Notify the Warrantholder in the event the Company has delivered preliminary or final prospectuses to the Warrantholder and, after having done so, such prospectus is amended to comply with the requirements of the Securities Act. Upon such notification, the Warrantholder shall immediately cease making offers of Registered Securities and return all prospectuses to the Company. The Company shall promptly provide the Warrantholders with revised prospectuses and, following receipt of the revised prospectuses, the Warrantholder shall be free to resume making offers of the Registered Securities.

     (g) Furnish, at the request of the Warrantholder on the date that such Registrable Securities are delivered to the underwriters for sale in connection with a registration pursuant to this Warrant, if such securities are being sold through underwriters, on the date that the Registration Statement with respect to such securities become effective, (i) an opinion, dated such date, of the counsel representing the Company for the purposes of such registration, in form and substance as is customarily given to underwriters in an underwritten public offering, addressed to the underwriters, if any, and to the Warrantholder and (ii) the letter dated such date, from the independent certified public accountants of the Company, in form and substance as is customarily given by certified public accountants to underwriters in an underwritten public offering, addressed to the underwriters, if any, and to the Warrantholder.

     SECTION 4.03. FURNISH INFORMATION. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Warrant with respect to the Registrable Securities of the Warrantholder that shall furnish to the Company such information regarding itself, the Registrable Securities held by it, and the intended method of disposition of such securities as shall be required to effect the registration.

     SECTION 4.04.     EXPENSES OF DEMAND REGISTRATION.  All
expenses (including underwriting discounts and commissions) incurred in connection with registrations, filings or qualifications pursuant to Subsection 6.01, including (without limitation) all registration, filing and qualification fees, printing and accounting fees, fees and disbursements of counsel for the Company, and the reasonable fees and disbursements of counsel for the Warrantholder shall be borne by the Warrantholder.

     SECTION 4.05.     PIGGYBACK REGISTRATION RIGHTS.

     (a) If at any time prior to the Expiration Date, the Company proposes to register any of its stock or other securities under the Securities Act in connection with the public offering of such securities solely for cash (other than a registration relating solely to (i) the sale of securities to participants in a Company stock option plan, stock purchase plan, savings or similar plan, or
(ii) the sale of securities as part of an acquisition, merger or exchange of stock or a registration on any form which does not include substantially the same information as would be included in a Registration Statement covering the sale of the Registrable Securities), the Company shall, at such time, promptly give the holder of Registrable Securities written notice of such registration. Upon the written request of the Holder given within twenty (20) days after mailing of such notice by the Company in accordance with Section 7.08, the Company shall use its best efforts, subject to the provisions of Section 4.03, to cause to be registered under the Securities Act all of the Registrable Securities that each Holder has requested to be registered; provided that the Company shall have the right to postpone or withdraw any registration effected pursuant to this Section 4.01(a) without obligation to any holder.

     (b) The Company is obligated to effect only two (2) such registrations of Registrable Securities under this Section 4.05.

     SECTION 4.06.     EXPENSES OF PIGGYBACK REGISTRATION.     The
holder of Registrable Securities shall bear an equitable portion of all expenses incurred in connection with any registration, filing or qualification of Registrable Securities with respect to all registrations pursuant to Section 4.05 including, without limitation, all registration, filing, and qualification fees, printing and accounting fees relating or apportionable thereto, disbursements of counsel and underwriting discounts and commissions relating to the Registrable Securities.

     SECTION 4.07.     UNDERWRITING REQUIREMENTS.     In connection
with any offering involving an underwriting of shares of the Company's capital stock, the Company shall not be required under
Section 4.05 to include any of the Holders' securities in such underwriting unless they accept the terms of the underwriting as agreed upon between the Company and the underwriters selected by the Company, and then only in such quantity as the underwriters determine in their sole discretion will not jeopardize the success of the offering by the Company.

     SECTION 4.08.     DELAY OF REGISTRATION.     No Holder shall
have any right to obtain or seek an injunction restraining or otherwise delaying any such registration as the result of any controversy that might arise with respect to the interpretation or implementation of this Warrant.


                           ARTICLE V

       OTHER PROVISIONS RELATING TO RIGHTS OF WARRANTHOLDER

     SECTION 5.01. NO RIGHTS AS SHAREHOLDER; NOTICE TO WARRANTHOLDER. Nothing contained in this Warrant shall be construed as conferring upon the Warrantholder or his, her or its transferee the right to vote or to receive dividends or to consent or to receive notice as a shareholder in respect of any meeting of shareholders for the election of directors of the Company or of any other matter, or any rights whatsoever as a shareholder of the Company.

     SECTION 5.02. WARRANTHOLDER RIGHTS IN OFFERING. The Warrantholder shall have the right to participate in any rights offering which may be undertaken by the Company prior to the Expiration Date, on a pro rata basis with the holders of the Company's Common Stock (including oversubscription rights), as if the Warrantholder had exercised this Warrant prior to any such offering. For the purposes of this Section 5.02, each share into which this Warrant may be converted shall be deemed to be an outstanding share of the Company's Class B Common Stock.

     SECTION 5.03. LOST, STOLEN, MUTILATED OR DESTROYED WARRANTS. If this Warrant is lost, stolen, mutilated or destroyed, the Company may, on such terms as to indemnity or otherwise as it may in its discretion impose (which shall, in the case of a mutilated Warrant, include the surrender thereof), issue a new Warrant of like denomination and tenor as, and in substitution for, this Warrant.

                           ARTICLE VI

                    SPLIT-UP, COMBINATION
             EXCHANGE AND TRANSFER OF WARRANTS

     SECTION 6.01. SPLIT-UP, COMBINATION, EXCHANGE AND TRANSFER OF WARRANTS. Subject to the provisions of Section 6.02 hereof, this Warrant may be split up, combined or exchanged for another warrant or warrants containing the same terms to purchase a like aggregate number of Warrant Shares. If the Warrantholder desires to split up, combine or exchange this Warrant, he, she or it shall make such request in writing delivered to the Company and shall surrender to the Company this Warrant and any other Warrants to be so split up, combined or exchanged. Upon any such surrender for split up, combination or exchange, the Company shall execute and deliver to the person entitled thereto a Warrant or Warrants, as the case may be, as so requested. The Company shall not be required to effect any split up, combination or exchange which will result in the issuance of a Warrant entitling the Warrantholder to purchase upon exercise a fraction of a share of Class B Common Stock or a fractional Warrant. The Company may require such Warrantholder to pay a sum sufficient to cover any expenses of the Company (including fees of counsel to the Company), and any tax or governmental charge that may be imposed, in connection with any split up, combination or exchange of Warrants.

     SECTION 6.02. RESTRICTIONS ON TRANSFER. Neither this Warrant nor the Warrant Shares may be disposed of or encumbered (any such action, a "Transfer") other than to an affiliate of the Warrantholder, except with the written consent of the Company which consent shall not be unreasonably withheld and except, in all cases, including a Transfer to an affiliate, in accordance with and subject to the provisions of the Securities Act and the rules and regulations promulgated thereunder. If at the time of a Transfer, a registration statement is not in effect to register this Warrant or the Warrant Shares, the Company may require the Warrantholder to make such representations, and may place such legends on certificates representing this Warrant, as may be reasonably required in the opinion of counsel to the Company to permit a Transfer without such registration. The Company may require any Warrantholder requesting a transfer to pay a sum sufficient to cover the expenses of the Company (including fees of counsel to the Company), and any tax or governmental charge that may be imposed.


                           ARTICLE VII

                          OTHER MATTERS

     SECTION 7.01. SUCCESSORS AND ASSIGNS. All the covenants and provisions of this Warrant by or for the benefit of the Company shall bind and inure to the benefit of its successors and assigns hereunder.

     SECTION 7.02. NO INCONSISTENT AGREEMENTS. The Company will not on or after the date of this Warrant enter into any agreement with respect to its securities which is inconsistent with the rights granted to the Warrantholder in this Warrant or otherwise conflicts with the provisions hereof. The rights granted to the Warrantholder hereunder do not in any way conflict with and are not inconsistent with the rights granted to holders of the Company's securities under any other agreements.

     SECTION 7.03. INTEGRATION/ENTIRE AGREEMENT. This Warrant is intended by the parties as a final expression of their agreement and intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein. There are no restrictions, promises, warranties or undertaking, other than those set forth or referred to herein with respect to the registration rights granted by the Company with respect to the Warrants. This Warrant supersedes all prior agreements, and understandings between the parties with respect to such subject matter.

     SECTION 7.04. AMENDMENTS AND WAIVERS. The provisions of this Warrant, including the provisions of this sentence, may not be amended, modified or supplemented, and waiver of or consents to departure from the provisions hereof may not be given unless the Company has obtained the written consent of the Warrantholders whose Warrants entitle them to purchase a majority of the outstanding Warrant Shares.

     SECTION 7.05. COUNTERPARTS. This Warrant may be executed in any number of counterparts, and by the parties hereto in separate counterparts, each of which so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     SECTION 7.06. GOVERNING LAW. This Warrant shall be governed by and construed in accordance with the laws of the State of Ohio.

     SECTION 7.07. SEVERABILITY. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable, the validity, legality and enforceability of any such provisions in every other respect and of the remaining provisions contained herein shall not be affected or impaired thereby.

     SECTION 7.08. NOTICE. Any notices or certificates by the Company to the Warrantholder and by the Warrantholder to the Company shall be deemed delivered if in writing and delivered in person or by registered mail (return receipt requested) to the Warrantholder addressed to it at 13515 Yarmouth Drive, N.W. Pickerington, OH 43147, or, if the Warrantholder has designated, by notice in writing to the Company, any other address, to such other address; and if to the Company, addressed to it at: Resource America, Inc., 1521 Locust Street, Suite 400, Philadelphia, Pennsylvania 19102, or, if the Company has designated, by notice in writing to the Warrantholder, any other address, to such other address.

     The Company may change its address by written notice to the Warrantholder and the Warrantholder may change its address by written notice to the Company.

     IN WITNESS WHEREOF, this Warrant has been duly executed by the Company under its corporate seal as of the 26th day of December, 1995.


Attest:                              RESOURCE AMERICA, INC.



By:  /S/ Scott F. Schaeffer      By:  /s/ Michael L. Staines
     ----------------------           ----------------------
         Scott F. Schaeffer,              Michael L. Staines,
         Assistant Secretary              Senior Vice President



[CORPORATE SEAL]

                            EXHIBIT 10.30



THE SECURITIES REPRESENTED BY THIS CERTIFICATE MAY NOT BE OFFERED FOR SALE, SOLD OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT FILED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT.

VOID AFTER 5:00 P.M. PHILADELPHIA TIME ON DECEMBER 27, 2005 OR IF
NOT A BUSINESS DAY, AS DEFINED HEREIN, AT 5:00 P.M., PHILADELPHIA
TIME, ON THE NEXT FOLLOWING BUSINESS DAY.

                      WARRANT TO PURCHASE
                            29,535
                SHARES OF CLASS B COMMON STOCK
                              OF
                    RESOURCE AMERICA, INC.

    This Certifies that, for good and valuable consideration, Physicians Insurance Company of Ohio, and its registered, permitted assigns (collectively, the "Warrantholder"), is entitled to purchase from Resource America, Inc., a corporation incorporated under the laws of the State of Delaware (the "Company"), subject to the terms and conditions hereof, at any time or after 9:00 A.M., Philadelphia time, on December 27, 1995, and before 5:00 P.M., Philadelphia time, on December 27, 2005 (or, if such day is not a Business Day, at or before 5:00 P.M., Philadelphia time, on the next following Business Day), the number of fully paid and non-assessable shares of Class B Common Stock of the Company stated above at the Exercise Price (as defined herein). The Exercise Price and the number of shares purchasable hereunder are subject to adjustment from time to time as provided in Article III hereof.


                            ARTICLE I

                           DEFINITIONS

    SECTION 1.01. DEFINITION OF TERMS. As used in this Warrant, the following capitalized terms shall have the following respective meanings:

    (a) BUSINESS DAY: A day other than a Saturday, Sunday or other day on which banks in the Commonwealth of Pennsylvania are authorized by law to remain closed.

    (b) CLASS B COMMON STOCK: Class B Common Stock, $.01 par value per share, of the Company.

    (c) CLASS B COMMON STOCK EQUIVALENTS: Securities that are convertible into or exercisable for shares of Class B Common Stock.

    (d) COMMON STOCK: All Common Stock, $.01 par value per share, of the Company, regardless of the class.

    (e) COMMON STOCK EQUIVALENTS: Securities that are convertible into or exercisable for shares of Common Stock.

    (f) EXCHANGE ACT: The Securities Exchange Act of 1934, as amended.

    (g) EXERCISE PRICE: $11.75 per Warrant Share, as such price may be adjusted from time to time pursuant to Article III hereof.

    (h)    EXPIRATION DATE:  5:00 P.M., Philadelphia time, on
December 27, 2005 or if such day is not a Business Day, the next succeeding day which is a Business Day.

    (i) HOLDER: Any person owning or having a right to acquire Warrant Shares or any assignee thereof.

    (j) NASD: National Association of Securities Dealers, Inc. and NASDAQ: NASD Automatic Quotation System.

    (k) PERSON: An individual, partnership, joint venture, corporation, trust, unincorporated organization or government or any department or agency thereof.

    (l)    PIGGYBACK REGISTRATION:    See Article IV.

    (m)    REGISTERED SECURITIES:    Any Registrable Securities
which have been included in an effective Registration Statement pursuant to the terms of Article IV hereof.

    (n)    REGISTRABLE SECURITIES:    Any Warrant Shares issued to
Physicians Insurance Company of Ohio and/or its designees or transferees as permitted under Section 6.02 and/or other securities that may be or are issued by the Company upon exercise of this Warrant, including those which may thereafter be issued by the Company in respect of any such securities by means of any stock splits, stock dividends, recapitalizations, reclassifications or the like, and as adjusted pursuant to Article III hereof; provided, however, that as to any particular security contained in Registrable Securities, such securities shall cease to be Registrable Securities when (i) a Registration Statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of in accordance with such Registration Statement; or (ii) they shall have been sold to the public pursuant to Rule 144 (or any successor provision) under the Securities Act; or (iii) they shall have been sold, assigned or otherwise transferred except as permitted by Section 6.02 below.

    (o)    REGISTRATION STATEMENT:    Any registration statement of
the Company filed or to be filed with the Securities and Exchange Commission which covers any of the Registrable Securities pursuant to the provisions of this Warrant, including all amendments (including post-effective amendments) and supplements thereto, all exhibits thereto and all material incorporated therein by reference.

    (p)    SECURITIES ACT:  The Securities Act of 1933, as amended.

    (q)    TRANSFER:  See Section 6.02.

    (r) WARRANT: This Warrant and all other warrants that may be issued in its or their place, together evidencing the right to purchase an aggregate of 29,535 shares of Class B Common Stock as the same may be adjusted pursuant to this Warrant.

    (s) WARRANTHOLDER: The person(s) or entity(ies) to whom this Warrant is originally issued, or any successor in interest thereto, or any assignee or transferee thereof, in whose name this Warrant is registered upon the books to be maintained by the Company for that purpose.

    (t)    WARRANT SHARES:  Class B Common Stock, Class B Common
Stock Equivalents and other securities purchased or purchasable upon exercise of the Warrant.


                           ARTICLE II

                DURATION AND EXERCISE OF WARRANT

    SECTION 2.01. DURATION OF WARRANT. The Warrantholder may exercise this Warrant at any time and from time to time after 9:00 A.M., Philadelphia time, on December 27, 1995, and before 5:00 P.M., Philadelphia time, on the Expiration Date. If this Warrant is not exercised on the Expiration Date, it shall become void, and all rights hereunder shall thereupon cease.

    SECTION 2.02.  EXERCISE OF WARRANT.

    (a) The Warrantholder may exercise this Warrant, in whole or in part, by presentation and surrender of this Warrant to the Company at its principal corporate office or at the office of its stock transfer agent, if any, with the Subscription Form annexed hereto duly executed and accompanied by payment of the full Exercise Price for each Warrant Share to be purchased.

    (b) Upon receipt of this Warrant with the Subscription Form fully executed and accompanied by payment of the aggregate Exercise Price for the Warrant Shares for which this Warrant is then being exercised, the Company shall cause to be issued certificates for the total number of whole shares of Class B Common Stock for which this Warrant is being exercised (adjusted to reflect the effect of the anti-dilution provisions contained in Article III hereof, if any, and as provided in Section 2.04 hereof) in such denominations as are requested for delivery to the Warrantholder, and the Company shall thereupon deliver such certificates to the Warrantholder.
The Warrantholder shall be deemed to be the holder of record of the shares of Class B Common Stock issuable upon such exercise, notwithstanding that the stock transfer books of the Company shall then be closed or that certificates representing such shares of Class B Common Stock shall not then be actually delivered to the Warrantholder. At the time this Warrant is exercised, the Company may require the Warrantholder to make such representations, and may place such legends on certificates representing the Warrant Shares, as may be reasonably required in the opinion of counsel to the Company to permit the Warrant Shares to be issued in compliance with the Securities Act.

    (c) In case the Warrantholder shall exercise this Warrant with respect to less than all of the Warrant Shares that may be purchased under this Warrant, the Company shall execute a new warrant in the form of this Warrant for the balance of such Warrant Shares and deliver such new warrant to the Warrantholder.

    (d) The Company shall pay any and all stock transfer and similar taxes which may be payable in respect of the issue of any Warrant Shares to the holder of the Warrant being exercised.

    SECTION 2.03. RESERVATION OF SHARES. The Company hereby agrees that at all times there shall be reserved for issuance and delivery upon exercise of this Warrant such number of shares of Class B Common Stock or other shares of capital stock of the Company from time to time issuable upon exercise of this Warrant. All such shares shall be validly issued, fully paid and nonassessable, free and clear of all liens, security interests, charges and other encumbrances or restrictions on sale and free and clear of all preemptive rights.

    SECTION 2.04. FRACTIONAL SHARES. The Company shall not be required to issue any fraction of a share of its capital stock in connection with the exercise of this Warrant, and in any case where the Warrantholder would, except for the provisions of this Section 2.04, be entitled under the terms of this Warrant to receive a fraction of a share upon the exercise of this Warrant, the Company shall, upon the exercise of this Warrant and receipt of the Exercise Price, issue the largest number of whole shares purchasable upon exercise of this Warrant. The Company shall not be required to make any cash or other adjustment in receipt of such fraction of a share to which the Warrantholder would otherwise be entitled.

                          ARTICLE III

            ADJUSTMENT OF SHARES OF CLASS B COMMON STOCK
               PURCHASABLE AND OF EXERCISE PRICE

    The Exercise Price and the number and kind of Warrant Shares shall be subject to adjustment from time to time upon the happening of certain events as provided in this Article III.

    SECTION 3.01.  MECHANICAL ADJUSTMENTS.

    (a) If at any time prior to the exercise of this Warrant in full, the Company shall (i) declare a dividend or make a distribution on the Common Stock payable in shares of its capital stock (whether shares of Common Stock or of capital stock of any other class); (ii) subdivide, reclassify or recapitalize its outstanding Common Stock into a greater number of shares; (iii) combine, reclassify or recapitalize its outstanding Common Stock into a smaller number of shares, or (iv) issue any shares of its capital stock by reclassification of its Common Stock (including any such reclassification in connection with a consolidation or a merger in which the Company is the continuing corporation), the Exercise Price in effect at the time of the record date of such dividend, distribution, subdivision, combination, reclassification or recapitalization shall be adjusted so that the Warrantholder shall be entitled to receive the aggregate number and kind of shares which, if this Warrant had been exercised in full immediately prior to such event, it or he would have owned upon such exercise and been entitled to receive by virtue of such dividend, distribution, subdivision, combination, reclassification or recapitalization. Any adjustment required by this Paragraph 3.01(a) shall be made immediately after the record date, in the case of a dividend or distribution, or the effective date, in the case of a subdivision, combination, reclassification or recapitalization, to allow the purchase of such aggregate number and kind of shares.

    (b) If at any time prior to the exercise of this Warrant in full, the Company shall (i) issue or sell any Common Stock or Common Stock Equivalents without consideration or for consideration per share less than the Exercise Price in effect immediately prior to the date of such issuance or sale (other than issuances of securities upon the exercise of options granted under the Company's currently existing stock option plans or upon the exercise of other currently outstanding options) or (ii) fix a record date for the issuance of subscription rights, options or warrants to all holders of Common Stock entitling them to subscribe for or purchase Common Stock (or Common Stock Equivalents) at a price (or having an exercise or conversion price per share) less than the Exercise Price in effect immediately prior to the record date described below, the Exercise Price shall be adjusted so that the Exercise Price shall equal the price determined by multiplying the Exercise Price in effect immediately prior to the date of such sale or issuance (which date in the event of distribution to shareholders shall be deemed to be the record date set by the Company to determine shareholders entitled to participate in such distribution) by a fraction, the numerator of which shall be (i) the number of shares of Common Stock outstanding on the date of such sale or issuance, plus (ii) the number of additional shares of Common Stock which the aggregate consideration received by the Company upon such issuance or sale (plus the aggregate of any additional amount to be received by the Company upon the exercise of such subscription rights, options or warrants) would purchase at such current Exercise Price per share of the Common Stock; and the denominator of which shall be (i) the number of shares of Common Stock outstanding on the date of such issuance or sale, plus (ii) the number of additional shares of Common Stock offered for the subscription or purchase (or into which the Common Stock Equivalents so offered are exercisable or convertible). Any adjustments required by this paragraph 3.01(b) shall be made immediately after such issuance or sale or record date, as the case may be. Such adjustments shall be made successively whenever such event shall occur. To the extent that shares of Common Stock (or Common Stock Equivalents) are not delivered after the expiration of such subscription rights, options or warrants, the Exercise Price shall be readjusted to the Exercise Price which would then be in effect had the adjustments made upon the issuance of such rights, options or warrants been made upon the basis of delivery of only the number of shares of Common Stock (or Common Stock Equivalents) actually delivered.

    (c) If at any time prior to the exercise of this Warrant in full, the Company shall fix a record date for the issuance or distribution to all holders of the Common Stock (including any such distribution to be made in connection with a consolidation or merger in which the Company is to be the continuing corporation) of evidences of its indebtedness, any other securities of the Company or any cash, property or other assets (excluding a combination, reclassification or recapitalization referred to in Section 3.01(a), regular cash dividends or cash distributions paid out of net profits legally available therefor and in the ordinary course of business or subscription rights, options or warrants for Common Stock or Common Stock Equivalents (excluding those referred to in Section 3.01(b) (any such non-excluded event being herein called a "Special Dividend")), (i) the Exercise Price shall be decreased immediately after the record date for such Special Dividend to a price determined by multiplying the Exercise Price then in effect by a fraction, the numerator of which shall be the Exercise Price in effect on such record date less the fair market value (as determined by the Company's Board of Directors) of the evidences of indebtedness, securities or property, or other assets issued or distributed in such Special Dividend applicable to one share of Common Stock or of such subscription rights or warrants applicable to one share of Common Stock and the denominator of which shall be such Exercise Price then in effect and (ii) the number of shares of Common Stock subject to purchase upon exercise of this Warrant shall be increased to a number determined by multiplying the number of shares of Class B Common Stock subject to purchase immediately before such Special Dividend by a fraction, the numerator of which shall be the Exercise Price in effect immediately before such Special Dividend and the denominator of which shall be the Exercise Price in effect immediately after such Special Dividend. Any adjustment required by this Section 3.01(c) shall be made successively whenever such a record date is fixed and in the event that such distribution is not so made, the Exercise Price shall again be adjusted to be that in effect immediately prior to such record date.

    (d) If at any time prior to the exercise of this Warrant in full, the Company shall make a distribution to all holders of the Common Stock or stock of a subsidiary or securities convertible into or exercisable for such stock, then in lieu of an adjustment in the Exercise Price or the number of Warrant Shares purchasable upon the exercise of this Warrant, each Warrantholder, upon the exercise hereof at any time after such distribution, shall be entitled to receive from the Company, such subsidiary or both, as the Company shall determine, the stock or other securities to which such Warrantholder would have been entitled if such Warrantholder had exercised this Warrant immediately prior thereto, all subject to further adjustment as provided in this Article III, and the Company shall reserve, for the life of the Warrant, such securities of such subsidiary or other corporation; provided, however, that no adjustment in respect of dividends or interest on such stock or other securities shall be made during the term of this Warrant or upon its exercise.

    (e)    (i)    If at any time prior to the exercise of this
Warrant in full, the Company shall issue securities upon the exercise of options, warrants or other Common Stock Equivalents granted under any stock option plan of the Company (except with respect to up to 2,000 shares of Common Stock issuable in connection with the Company's existing stock option plan) created after the date of the issuance of this Warrant, then, in addition to the adjustment in Exercise Price required by Section 3.01(b) hereof, if any, the aggregate number of shares of Common Stock issuable hereunder shall be increased to that number of shares which is in the same ratio to the number of shares issuable prior to the exercise giving rise to the need for adjustment hereunder as the number of shares of Common Stock outstanding immediately prior to the exercise giving rise to the need for adjustment hereunder is to the number of shares of Common Stock outstanding immediately after such exercise.

        (ii) Except in the case of a transaction requiring an adjustment pursuant to Section 3.01(e)(i) above, whenever the Exercise Price payable upon exercise of this Warrant is adjusted pursuant to paragraph (a), (b) or (c) of this Section 3.01, the Warrant Shares shall simultaneously be adjusted by multiplying the number of Warrant Shares initially issuable upon exercise of each Warrant by the Exercise Price in effect on the date thereof and dividing the product so obtained by the Exercise Price, as adjusted.

    (f) No adjustment in the Exercise Price shall be required unless such adjustment would require an increase or decrease of at least five cents ($.05) in such price; provided, however, that any adjustments which by reason of this paragraph (f) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 3.01 shall be made to the nearest cent or the nearest one-hundredth of a share, as the case may be. Notwithstanding anything in this
Section 3.01 to the contrary, the Exercise Price shall not be reduced to less than the then existing par value of the Common Stock as a result of any adjustment made hereunder.

    (g) In the event that at any time, as a result of any adjustment made pursuant to Section 3.01(a), the Warrantholder shall become entitled to receive any shares of capital stock of the Company other than Common Stock, thereafter the number of such other shares so receivable upon exercise of any Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in Section 3.01(a) or this Section 3.01(g).

    (h) In the case of an issue of additional Common Stock or Common Stock Equivalents for cash, the consideration received by the Company therefor before deducting therefrom any discount or commission or other expenses paid by the Company for any underwriting of, or otherwise in connection with, the issuance thereof, shall be deemed to be the amount received by the Company therefor. The term "issue" shall include the sale or other disposition of shares held by or on account of the Company or in the treasury of the Company but until so sold or otherwise disposed of such shares shall not be deemed outstanding.

    SECTION 3.02. NOTICES OF ADJUSTMENT. Whenever the number of Warrant Shares or the Exercise Price is adjusted as herein provided, the Company shall prepare and deliver forthwith to the Warrantholder a certificate signed by an officer of the Company setting forth the adjusted number of shares purchasable upon the exercise of this Warrant and the Exercise Price of such shares after such adjustment, setting forth a brief statement of the facts requiring such adjustment and setting forth the computation by which adjustment was made.

    SECTION 3.03. NO ADJUSTMENT FOR DIVIDENDS. Except as provided in Section 3.01 of this Warrant, no adjustment in respect of any cash dividends shall be made during the term of this Warrant or upon the exercise of this Warrant.

    SECTION 3.04. PRESERVATION OF PURCHASE RIGHTS IN CERTAIN TRANSACTIONS. In case of any reclassification, capital reorganization or other change of outstanding shares of Common Stock (other than a subdivision or combination of the outstanding Common Stock and other than a change in the par value of the Common Stock) or in case of any consolidation or merger of the Company with or into another corporation (other than merger with a subsidiary in which the Company is the continuing corporation and that does not result in any reclassification, capital reorganization or other change of outstanding shares of Common Stock of the class issuable upon exercise of this Warrant) or in the case of any sale, lease, transfer or conveyance to another corporation of the property and assets of the Company as an entirety or substantially as an entirety, the Company shall, as a condition precedent to such transaction cause such successor or purchasing corporation, as the case may be, to execute with the Warrantholder an agreement granting the Warrantholder the right thereafter, upon payment of the Exercise Price in effect immediately prior to such action, to receive upon exercise of this Warrant the kind and amount of shares and other securities and property which he would have owned or have been entitled to receive after the happening of such reclassification, change, consolidation, merger, sale or conveyance had this Warrant been exercised immediately prior to such action. Such agreement shall provide for adjustments in respect of such shares of stock and other securities and property, which shall be as nearly equivalent as may be practicable to the adjustments provided for in this
Article III. In the event that in connection with any such reclassification, capital reorganization, change, consolidation, merger, sale or conveyance, additional shares of Common Stock shall be issued in exchange, conversion, substitution of payment, in whole or in part, for, or of, a security of the Company other than Common Stock, any such issue shall be treated as an issue of Common Stock covered by the provisions of Article III. The provisions of this Section 3.04 shall similarly apply to successive reclassifications, capital reorganizations, consolidations, mergers, sales or conveyances.

    SECTION 3.05. FORM OF WARRANT AFTER ADJUSTMENTS. The form of this Warrant need not be changed because of any adjustments in the Exercise Price or the number or kind of the Warrant Shares, and Warrants theretofore or thereafter issued may continue to express the same price and number and kind of shares as are stated in this Warrant, as initially issued.


                          ARTICLE IV

            REGISTRATION UNDER THE SECURITIES ACT

    SECTION 4.01.    DEMAND REGISTRATION RIGHTS.

    (a) If the Company shall receive, at any time after the date hereof and while the Company is a reporting company as defined in the Exchange Act, a written request (the "REQUEST") from the Warrantholder that the Company file a Registration Statement under the Securities Act covering the registration of the shares of Registrable Securities that are the subject of the Request (a "DEMAND REGISTRATION"), then the Company shall, subject to the limitations of Section 4.02, use its best efforts to effect as soon as practicable the registration under the Securities Act in accordance with Subsection 4.02(a) hereof, of all Registrable Securities which the Warrantholder requests be registered within ninety (90) days of the Company's receipt of the Request.

    (b) If the Warrantholder intends to distribute the Registerable Securities covered by the Request by means of an underwriting, the Warrantholder shall so advise the Company as a part of the Request. In such event, the Warrantholder shall (together with the Company as provided in Section 4.02(e)) enter into an underwriting agreement in customary form with the underwriter or underwriters selected for such underwriting which underwriters shall include a regional or national underwriting firm which is a member in good standing of the National Association of Securities Dealers, Inc.

    (c) Notwithstanding the foregoing, if the Company shall furnish to the Warrantholders a certificate, signed in good faith by the President of the Company, stating that the good faith judgment of the Board of Directors of the Company, it would be seriously detrimental to the Company and its shareholders for such registration statement to be filed and it therefore essential to defer the filing of such registration statement, the Company shall have the right to defer such filing for a period ending on the one hundred eightieth day after the Company's receipt of the Request.

    SECTION 4.02. OBLIGATIONS OF THE COMPANY. Whenever required under this Warrant to effect the registration of any Registrable
Securities, the Company shall, as expeditiously as reasonably possible:

    (a) Prepare and file with the SEC a Registration Statement with respect to such Registrable Securities and use its best efforts to cause such Registration Statement to become effective, and, upon the request of the Warrantholder keep such Registration Statement effective for up to one hundred twenty (120) days.

    (b) Prepare and file with the SEC such amendments and supplements to such Registration Statement and the prospectus used in connection with such Registration Statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such Registration Statement.

    (c) Furnish to Warrantholder such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as they may reasonably request in order to facilitate the disposition of Registered Securities owned by it.

    (d) Use its best efforts to register and qualify the Registered Securities under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably requested by the Warrantholder, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions.

    (e) In the event of any underwritten public offering, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the manager underwriter of such offering. The Warrantholder participating in such underwriting shall also enter into and perform its obligations under such agreement.

    (f) Notify the Warrantholder in the event the Company has delivered preliminary or final prospectuses to the Warrantholder and, after having done so, such prospectus is amended to comply with the requirements of the Securities Act. Upon such notification, the Warrantholder shall immediately cease making offers of Registered Securities and return all prospectuses to the Company. The Company shall promptly provide the Warrantholders with revised prospectuses and, following receipt of the revised prospectuses, the Warrantholder shall be free to resume making offers of the Registered Securities.

    (g) Furnish, at the request of the Warrantholder on the date that such Registrable Securities are delivered to the underwriters for sale in connection with a registration pursuant to this Warrant, if such securities are being sold through underwriters, on the date that the Registration Statement with respect to such securities become effective, (i) an opinion, dated such date, of the counsel representing the Company for the purposes of such registration, in form and substance as is customarily given to underwriters in an underwritten public offering, addressed to the underwriters, if any, and to the Warrantholder and (ii) the letter dated such date, from the independent certified public accountants of the Company, in form and substance as is customarily given by certified public accountants to underwriters in an underwritten public offering, addressed to the underwriters, if any, and to the Warrantholder.

    SECTION 4.03. FURNISH INFORMATION. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Warrant with respect to the Registrable Securities of the Warrantholder that shall furnish to the Company such information regarding itself, the Registrable Securities held by it, and the intended method of disposition of such securities as shall be required to effect the registration.

    SECTION 4.04. EXPENSES OF DEMAND REGISTRATION. All expenses (including underwriting discounts and commissions) incurred in connection with registrations, filings or qualifications pursuant to Subsection 6.01, including (without limitation) all registration, filing and qualification fees, printing and accounting fees, fees and disbursements of counsel for the Company, and the reasonable fees and disbursements of counsel for the Warrantholder shall be borne by the Warrantholder.

    SECTION 4.05.    PIGGYBACK REGISTRATION RIGHTS.

    (a) If at any time prior to the Expiration Date, the Company proposes to register any of its stock or other securities under the Securities Act in connection with the public offering of such securities solely for cash (other than a registration relating solely to (i) the sale of securities to participants in a Company stock option plan, stock purchase plan, savings or similar plan, or
(ii) the sale of securities as part of an acquisition, merger or exchange of stock or a registration on any form which does not include substantially the same information as would be included in a Registration Statement covering the sale of the Registrable Securities), the Company shall, at such time, promptly give the holder of Registrable Securities written notice of such registration. Upon the written request of the Holder given within twenty (20) days after mailing of such notice by the Company in accordance with Section 7.08, the Company shall use its best efforts, subject to the provisions of Section 4.03, to cause to be registered under the Securities Act all of the Registrable Securities that each Holder has requested to be registered; provided that the Company shall have the right to postpone or withdraw any registration effected pursuant to this Section 4.01(a) without obligation to any holder.

    (b) The Company is obligated to effect only two (2) such registrations of Registrable Securities under this Section 4.05.

    SECTION 4.06.    EXPENSES OF PIGGYBACK REGISTRATION.    The
holder of Registrable Securities shall bear an equitable portion of all expenses incurred in connection with any registration, filing or qualification of Registrable Securities with respect to all registrations pursuant to Section 4.05 including, without limitation, all registration, filing, and qualification fees, printing and accounting fees relating or apportionable thereto, disbursements of counsel and underwriting discounts and commissions relating to the Registrable Securities.

    SECTION 4.07.    UNDERWRITING REQUIREMENTS.    In connection
with any offering involving an underwriting of shares of the Company's capital stock, the Company shall not be required under
Section 4.05 to include any of the Holders' securities in such underwriting unless they accept the terms of the underwriting as agreed upon between the Company and the underwriters selected by the Company, and then only in such quantity as the underwriters determine in their sole discretion will not jeopardize the success of the offering by the Company.

    SECTION 4.08.    DELAY OF REGISTRATION.    No Holder shall have
any right to obtain or seek an injunction restraining or otherwise delaying any such registration as the result of any controversy that might arise with respect to the interpretation or implementation of this Warrant.


                              ARTICLE V

          OTHER PROVISIONS RELATING TO RIGHTS OF WARRANTHOLDER

    SECTION 5.01. NO RIGHTS AS SHAREHOLDER; NOTICE TO WARRANTHOLDER. Nothing contained in this Warrant shall be construed as conferring upon the Warrantholder or his, her or its transferee the right to vote or to receive dividends or to consent or to receive notice as a shareholder in respect of any meeting of shareholders for the election of directors of the Company or of any other matter, or any rights whatsoever as a shareholder of the Company.

    SECTION 5.02. WARRANTHOLDER RIGHTS IN OFFERING. The Warrantholder shall have the right to participate in any rights offering which may be undertaken by the Company prior to the Expiration Date, on a pro rata basis with the holders of the Company's Common Stock (including oversubscription rights), as if the Warrantholder had exercised this Warrant prior to any such offering. For the purposes of this Section 5.02, each share into which this Warrant may be converted shall be deemed to be an outstanding share of the Company's Class B Common Stock.

    SECTION 5.03. LOST, STOLEN, MUTILATED OR DESTROYED WARRANTS. If this Warrant is lost, stolen, mutilated or destroyed, the Company may, on such terms as to indemnity or otherwise as it may in its discretion impose (which shall, in the case of a mutilated Warrant, include the surrender thereof), issue a new Warrant of like denomination and tenor as, and in substitution for, this Warrant.

                            ARTICLE VI

                      SPLIT-UP, COMBINATION
                EXCHANGE AND TRANSFER OF WARRANTS

    SECTION 6.01. SPLIT-UP, COMBINATION, EXCHANGE AND TRANSFER OF WARRANTS. Subject to the provisions of Section 6.02 hereof, this Warrant may be split up, combined or exchanged for another warrant or warrants containing the same terms to purchase a like aggregate number of Warrant Shares. If the Warrantholder desires to split up, combine or exchange this Warrant, he, she or it shall make such request in writing delivered to the Company and shall surrender to the Company this Warrant and any other Warrants to be so split up, combined or exchanged. Upon any such surrender for split up, combination or exchange, the Company shall execute and deliver to the person entitled thereto a Warrant or Warrants, as the case may be, as so requested. The Company shall not be required to effect any split up, combination or exchange which will result in the issuance of a Warrant entitling the Warrantholder to purchase upon exercise a fraction of a share of Class B Common Stock or a fractional Warrant. The Company may require such Warrantholder to pay a sum sufficient to cover any expenses of the Company (including fees of counsel to the Company), and any tax or governmental charge that may be imposed, in connection with any split up, combination or exchange of Warrants.

    SECTION 6.02. RESTRICTIONS ON TRANSFER. Neither this Warrant nor the Warrant Shares may be disposed of or encumbered (any such action, a "Transfer") other than to an affiliate of the Warrantholder, except with the written consent of the Company which consent shall not be unreasonably withheld and except, in all cases, including a Transfer to an affiliate, in accordance with and subject to the provisions of the Securities Act and the rules and regulations promulgated thereunder. If at the time of a Transfer, a registration statement is not in effect to register this Warrant or the Warrant Shares, the Company may require the Warrantholder to make such representations, and may place such legends on certificates representing this Warrant, as may be reasonably required in the opinion of counsel to the Company to permit a Transfer without such registration. The Company may require any Warrantholder requesting a transfer to pay a sum sufficient to cover the expenses of the Company (including fees of counsel to the Company), and any tax or governmental charge that may be imposed.


                            ARTICLE VII

                           OTHER MATTERS

    SECTION 7.01. SUCCESSORS AND ASSIGNS. All the covenants and provisions of this Warrant by or for the benefit of the Company shall bind and inure to the benefit of its successors and assigns hereunder.

    SECTION 7.02. NO INCONSISTENT AGREEMENTS. The Company will not on or after the date of this Warrant enter into any agreement with respect to its securities which is inconsistent with the rights granted to the Warrantholder in this Warrant or otherwise conflicts with the provisions hereof. The rights granted to the Warrantholder hereunder do not in any way conflict with and are not inconsistent with the rights granted to holders of the Company's securities under any other agreements.

    SECTION 7.03. INTEGRATION/ENTIRE AGREEMENT. This Warrant is intended by the parties as a final expression of their agreement and intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein. There are no restrictions, promises, warranties or undertaking, other than those set forth or referred to herein with respect to the registration rights granted by the Company with respect to the Warrants. This Warrant supersedes all prior agreements, and understandings between the parties with respect to such subject matter.

    SECTION 7.04. AMENDMENTS AND WAIVERS. The provisions of this Warrant, including the provisions of this sentence, may not be amended, modified or supplemented, and waiver of or consents to departure from the provisions hereof may not be given unless the Company has obtained the written consent of the Warrantholders whose Warrants entitle them to purchase a majority of the outstanding Warrant Shares.

    SECTION 7.05. COUNTERPARTS. This Warrant may be executed in any number of counterparts, and by the parties hereto in separate counterparts, each of which so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

    SECTION 7.06. GOVERNING LAW. This Warrant shall be governed by and construed in accordance with the laws of the State of Ohio.

    SECTION 7.07. SEVERABILITY. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable, the validity, legality and enforceability of any such provisions in every other respect and of the remaining provisions contained herein shall not be affected or impaired thereby.

    SECTION 7.08. NOTICE. Any notices or certificates by the Company to the Warrantholder and by the Warrantholder to the Company shall be deemed delivered if in writing and delivered in person or by registered mail (return receipt requested) to the Warrantholder addressed to it at 13515 Yarmouth Drive, N.W. Pickerington, OH 43147, or, if the Warrantholder has designated, by notice in writing to the Company, any other address, to such other address; and if to the Company, addressed to it at: Resource America, Inc., 1521 Locust Street, Suite 400, Philadelphia, Pennsylvania 19102, or, if the Company has designated, by notice in writing to the Warrantholder, any other address, to such other address.

    The Company may change its address by written notice to the Warrantholder and the Warrantholder may change its address by written notice to the Company.

    IN WITNESS WHEREOF, this Warrant has been duly executed by the Company under its corporate seal as of the 27th day of December, 1995.


Attest:                        RESOURCE AMERICA, INC.



By: /S/ Scott F. Schaeffer    By: /s/ Michael L. Staines
    ------------------------      ---------------------------
        Scott F. Schaeffer,           Michael L. Staines,
        Assistant Secretary           Senior Vice President



[CORPORATE SEAL]

                                                 EXHIBIT 11.1


                                       CALCULATION OF PRIMARY AND FULLY
                                          DILUTED EARNINGS PER SHARE

                                          PRIMARY EARNINGS PER SHARE

Computation for Statement of Operations
---------------------------------------

                                                                                               December 31,
Reconciliation of net income per statement of operations to amount used in primary           1995          1994
earnings per share computation:                                                           ----------    ---------
     Net income                                                                           $1,598,062    $ 200,243
         Add-Interest on short-term debt, net of tax effect, on application of assumed
          proceeds from exercise of options and warrants in excess of 20% limitation           7,835          -
                                                                                          ----------    ---------
     Net income, as adjusted                                                              $1,605,897    $ 200,243


Additional Primary Computation
------------------------------

     Net income, as adjusted per primary computation above                                $1,605,897    $ 200,243
     Additional adjustment to weighted average number of shares outstanding:
        Weighted average number of shares outstanding                                        665,200      683,000
        Add-Dilutive effect of outstanding options and warrants (as determined by
           the application of the treasury stock method)                                     193,800       54,500
                                                                                          ----------    ---------
        Weighted average number of shares outstanding                                        859,000      737,500
                                                                                          ==========    =========

     Primary earnings per share, as adjusted                                                  $1.87       $ .27
                                                                                          ==========    =========


                                      FULLY DILUTED EARNINGS PER SHARE

Computation for Statement of Operations
---------------------------------------

Reconciliation of net income per statement of operations to amount used in primary earnings per share computation:

     Income before extraordinary items                                                    $1,598,062    $ 200,243
     Add-Interest on short-term debt, net of tax effect, on application of assumed
        proceeds from exercise of options and warrants in excess of 20% limitation             1,105          -
                                                                                          ----------    ---------
     Net income, as adjusted                                                              $1,599,167    $ 200,243


Additional Primary Computation
------------------------------

     Net income, as adjusted per primary computation above                                $1,599,167    $ 200,243
     Additional adjustment to weighted average number of shares outstanding:
        Weighted average number of shares outstanding                                        665,200      683,000
        Add-Dilutive effect of outstanding options and warrants (as determined by
           the application of the treasury stock method)                                     193,800       54,500
                                                                                          ----------    ---------
     Weighted average number of shares outstanding                                           859,000      737,500
                                                                                          ==========    =========

     Primary earnings per share, as adjusted                                                 $1.86        $ .27
                                                                                          ==========    =========