Form 10QSB
period 1996-03-31
RESOURCE AMERICA INC
filed 1996-05-14
CIK 83402

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                 Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
      For the quarterly period ended         March 31, 1996
                                     -------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
      For the transition period from                    to
                                     ------------------    -----------------

                    Commission file number            0-4408
                                             -----------------------

                             RESOURCE AMERICA, INC.
                    -----------------------------------------
       (Exact name of small business issuer as specified in its charter)


       Delaware                                              72-0654145
- --------------------------                           ------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

               1521 Locust Street, Philadelphia, Pennsylvania  19102
              -------------------------------------------------------
                     (Address of principal executive offices)

                                 (215) 546-5005
                             ----------------------
                         (Issuer's telephone number)


               ------------------------------------------------------
               (Former name, former address, and former fiscal year,
                         if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]   No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:             757,850
                                                        ---------------------

                             RESOURCE AMERICA, INC.

                                    INDEX

                                                                         PAGE
                                                                       NUMBER
                                                                       ------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (Unaudited) March 31, 1996,
               and September 30, 1995                                   1 & 2

            Consolidated Statement of Income (Unaudited) - Three
               Months Ended March 31, 1996, and 1995                        3

            Consolidated Statement of Cash Flows (Unaudited) -
               Three Months Ended March 31, 1996, and 1995                  4

            Notes to Consolidated Financial Statements (Unaudited)     5 - 10


   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    11 - 13


PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                               14

                            PART I.  FINANCIAL INFORMATION


                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                      RESOURCE AMERICA, INC., AND SUBSIDIARIES

                       March 31, 1996, and September 30, 1995
=============================================================================


                                                                                           March 31,                 September 30,
                                                                                             1996                        1995
ASSETS                                                                                   ------------                -------------
Current Assets
         Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .         $     2,377,014              $     2,457,432
         Accounts and notes receivable . . . . . . . . . . . . . . . . . . .               1,797,952                    1,303,556
         Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 117,868                      128,488
         Prepaid expenses and other current assets . . . . . . . . . . . . .                 416,528                       34,557
                                                                                         ------------                -------------
                        Total Current Assets . . . . . . . . . . . . . . . .               4,709,362                    3,924,033

Property and Equipment
         Oil and gas properties and equipment
           (successful efforts). . . . . . . . . . . . . . . . . . . . . . .              24,062,632                   24,039,762
         Gas gathering and transmission facilities . . . . . . . . . . . . .               1,520,642                    1,514,127
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,150,679                    1,072,243
                                                                                         ------------                -------------
                                                                                          26,733,953                   26,626,132

         Less - accumulated depreciation, depletion,
           and amortization. . . . . . . . . . . . . . . . . . . . . . . . .             (14,444,407)                 (14,043,455)
                                                                                         ------------                -------------

              Net Property and Equipment . . . . . . . . . . . . . . . . . .              12,289,546                   12,582,677

Investments in Real Estate Loans . . . . . . . . . . . . . . . . . . . . . .              20,971,859                   17,991,415

Restricted Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 994,410                      904,409

Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,034,791                    2,147,430
                                                                                         ------------                -------------
                                                                                          40,999,968                   37,549,964
                                                                                         ============                =============

 The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED BALANCE SHEET (UNAUDITED)

                   RESOURCE AMERICA, INC., AND SUBSIDIARIES

                    March 31, 1996, and September 30, 1995
=============================================================================

                                                                                           March 31,                September 30,
                                                                                            1996                        1995
                                                                                        --------------           ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable - trade. . . . . . . . . . . . . . . . . . . . . .         $       366,853              $       721,673
         Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .                 539,857                      516,066
         Accrued income taxes. . . . . . . . . . . . . . . . . . . . . . . .                     -                            -
         Current portion of long-term debt . . . . . . . . . . . . . . . . .                  92,000                       91,000
                                                                                        --------------           ------------------
                        Total Current Liabilities. . . . . . . . . . . . . .                 998,710                    1,328,739

Long-term Debt           . . . . . . . . . . . . . . . . . . . . . . . . . .               8,483,058                    8,522,682
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,064,000                    1,147,000

Commitments and Contingencies

Stockholders' Equity
         Preferred stock, $1.00 par value, 1,000,000
           authorized, none issued . . . . . . . . . . . . . . . . . . . . .                     -                            -
         Common stock, $.01 par value, 3,500,000
           authorized shares, 2,046,546 and 665,212
           issued and outstanding shares (including
           153,219 and 152,700 treasury shares) at
           March 31, 1996, and September 30, 1995,
           respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .                  20,465                       8,179
         Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .              21,746,629                   19,214,210
         Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .              10,871,721                   10,532,719
         Less cost of treasury shares. . . . . . . . . . . . . . . . . . . .              (2,734,633)                  (2,721,437)
         Less loan receivable from ESOP. . . . . . . . . . . . . . . . . . .                (449,982)                    (482,128)
                                                                                       ---------------              ---------------
                        Total Stockholders' Equity . . . . . . . . . . . . .              29,454,200                   26,551,543
                                                                                       ---------------              ---------------
                                                                                     $    40,999,968              $    37,549,964
                                                                                       ===============              ===============

 The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                     RESOURCE AMERICA, INC., AND SUBSIDIARIES

           Three Months and Six Months Ended March 31, 1996, and 1995
=============================================================================

                                                                  Three Months                             Six Months
                                                                 Ended March 31,                         Ended March 31,
                                                       ----------------------------------      ----------------------------------
                                                             1996               1995                1996                1995
                                                       ---------------     --------------      --------------      --------------
Revenues
      Real estate finance. . . . . . . . . . . . .     $    1,866,202      $   1,768,868       $   3,951,323       $   2,456,649
      Equipment leasing. . . . . . . . . . . . . .          1,352,878                -             2,659,411                 -
      Energy   : production. . . . . . . . . . . .            769,793            820,390           1,591,784           1,661,646
               : services. . . . . . . . . . . . .            486,298            457,015             969,916             952,282
      Interest . . . . . . . . . . . . . . . . . .             34,493             57,332             105,702              92,906
                                                       ---------------     --------------      --------------      --------------
                                                            4,509,664          3,103,605           9,278,136           5,163,483

Costs and Expenses
      Energy   : exploration and production  . . .            363,437            418,816             735,849             844,675
               : services. . . . . . . . . . . . .            252,543            256,171             494,494             525,623
      Real estate finance. . . . . . . . . . . . .            163,212            203,715             303,168             358,626
      Equipment leasing. . . . . . . . . . . . . .            478,929                -             1,166,260                 -
      General and administrative . . . . . . . . .            550,879            773,327           1,004,721           1,186,551
      Depreciation and amortization. . . . . . . .            298,907            337,424             708,765             680,049
      Interest . . . . . . . . . . . . . . . . . .            214,159            319,536             428,725             539,626
      Other - net. . . . . . . . . . . . . . . . .              3,231                182               1,152                (511)
                                                       ---------------     --------------      --------------      --------------
                                                            2,325,297          2,309,171           4,843,134           4,134,639
                                                       ---------------     --------------      --------------      --------------
      Income from operations . . . . . . . . . . .          2,184,367            794,434           4,435,002           1,028,844

Other Income (Expense)
      Gain (loss) on sale of property. . . . . . .              4,738             (2,291)              5,165              (1,458)
                                                       ---------------     --------------      --------------      --------------

Income before income taxes . . . . . . . . . . . .          2,189,105            792,143           4,440,167           1,027,386
Provision for income taxes . . . . . . . . . . . .            634,000            119,000           1,287,000             154,000
                                                       ---------------     --------------      --------------      --------------

      Net income . . . . . . . . . . . . . . . . .     $    1,555,105      $     673,143       $   3,153,167       $     873,386
                                                       ===============     ==============      ==============      ==============

Net Income per Common Share. . . . . . . . . . . .     $          .62      $         .32       $        1.28       $         .42
                                                       ===============     ==============      ==============      ==============

Weighted average common shares
outstanding. . . . . . . . . . . . . . . . . . . .          2,518,400          2,140,500           2,472,900           2,088,000
                                                       ===============     ==============      ==============      ==============

 The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                     RESOURCE AMERICA, INC., AND SUBSIDIARIES

                    Six Months Ended March 31, 1996, and 1995
=============================================================================

                                                                                                         Six Months
                                                                                                       Ended March 31,
                                                                                     ----------------------------------------------
                                                                                            1996                         1995
                                                                                     -----------------            -----------------
Cash Flows from Operating Activities:
         Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     3,153,167              $       873,386
         Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization . . . . . . . . . . . . . . . . . .                 708,765                      680,049
           Amortization of discount on senior note and
             deferred finance costs. . . . . . . . . . . . . . . . . . . . .                  37,325                       36,700
           Property impairments and abandonments . . . . . . . . . . . . . .                  33,663                       19,000
           Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                 917,000                      159,000
           Gain on dispositions and investments. . . . . . . . . . . . . . .              (1,914,192)                        (833)
           Change in operating assets and liabilities
           net of effects from purchase of subsidiaries:
             (Increase) decrease in accounts receivable. . . . . . . . . . .                (494,396)                     150,207
             Increase in prepaid expenses and other current assets . . . . .                (381,971)                    (172,439)
             Decrease in accounts payable. . . . . . . . . . . . . . . . . .                (354,820)                    (257,221)
             Increase (decrease) in other current liabilities. . . . . . . .                  23,790                      (46,269)
             Accretion of discount . . . . . . . . . . . . . . . . . . . . .                (507,543)                    (300,592)
             (Increase) decrease in inventory. . . . . . . . . . . . . . . .                  10,620                       (3,822)
                                                                                     -----------------            -----------------
           Net Cash Provided by Operating Activities . . . . . . . . . . . .               1,231,408                    1,139,457

Investing Activities:
         Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . .                (408,204)                    (457,847)
         Proceeds from sale of assets. . . . . . . . . . . . . . . . . . . .              11,061,957                       84,911
         Increase in other assets. . . . . . . . . . . . . . . . . . . . . .                 (35,320)                     (12,854)
         Investments in real estate loans. . . . . . . . . . . . . . . . . .             (11,503,933)                 (12,335,779)
                                                                                     -----------------            -----------------
           Net Cash Used in Investing Activities . . . . . . . . . . . . . .                (885,500)                 (12,721,569)

Financing Activities:
         Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .                     -                      2,500,000
         Long-term borrowings. . . . . . . . . . . . . . . . . . . . . . . .                     -                      2,000,000
         Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . .                (358,346)                         -
         Principal payments on long-term debt. . . . . . . . . . . . . . . .                 (12,728)                     (11,400)
         Proceeds from issuance of common stock. . . . . . . . . . . . . . .                  82,001                          -
         (Increase) decrease in restricted cash. . . . . . . . . . . . . . .                 (90,001)                   5,211,456
         Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . .                 (47,252)                     (95,603)
                                                                                     -----------------            -----------------
           Net Cash Provided by (Used in) Financing Activities . . . . . . .                (426,326)                   9,604,453

Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .                 (80,418)                  (1,977,659)
Cash at beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . .               2,457,432                    2,597,556
                                                                                     -----------------            -----------------
Cash at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     2,377,014              $      4619,897
                                                                                     =================            =================

Supplemental disclosures of cash flow information:
         Accounting policies: Cash includes highly liquid investments with a maturity of three months or less.
         Interest:  Cash paid during the first six months of fiscal 1996 for:
                  Interest . . . . . . . . . . . . . . . . . .$397,651
                  Federal income taxes . . . . . .  . . . .. .$370,000

 The accompanying notes are an integral part of these financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
=============================================================================

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

         The Company holds real estate loans with respect to twenty-one properties owned by third parties. These properties are managed by a corporation in which an officer of the Company is an officer and minority shareholder. Management fees payable under the management agreements are subordinated to receipt by the Company of minimum required debt service payments under the loans.

         The Company maintains depository and investment accounts in a bank subsidiary of JeffBanks, Inc., in which the Chairman of the Company serves as a director. The Chairman's wife is a director and executive officer of JeffBanks, Inc.


Note 3 - Long-term Debt

Long-term debt consists of the following:

                                                                                           March 31,                September 30,
                                                                                           1996                         1995
                                                                                     ------------------          -------------------
         Mortgage note payable to a bank, secured by real estate,
         monthly installments of approximately $3,300 including
         interest at 3/4% above the prime rate through May 2002. . . . . . .         $        228,617            $         241,347

         Loan payable to a bank, 20 equal semiannual installments
         of $32,143 and quarterly payments of interest at 84% of
         the prime rate through July 1996, at which time the rate
         converts to 1/2% above the prime rate through 2003. . . . . . . . .                  449,982                      482,128

         9.5% senior secured note payable, interest due semi-
         annually, principal due May 2004. . . . . . . . . . . . . . . . . .                7,896,459                    7,890,207
                                                                                     ------------------          -------------------
                                                                                            8,575,058                    8,613,682

         Less amounts payable in one year. . . . . . . . . . . . . . . . . .                   92,000                       91,000
                                                                                     ------------------          -------------------
                                                                                     $      8,483,058             $      8,522,682
                                                                                     ==================          ===================


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
=============================================================================

         The long-term debt maturing over the next five years is as follows:
1996 - $92,000; 1997 - $94,000; 1998 - $97,000; 1999 - $101,000; and
2000 - $105,000.

         The senior secured note payable is collateralized by substantially all of the Company's oil and gas properties. Certain credit agreements require the Company to comply with certain restrictive covenants. At March 31, 1996, the Company was in compliance with such covenants.


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


Note 5 - Investments in Real Estate

     At March 31, 1996 the Company held real estate loans having aggregate face values of $77,487,000 which were being carried at aggregate costs of $20,972,000. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the six months ended
March 31, 1996:


         Balance, September 30, 1995                                                 $     17,991,415
                        New real estate loans                                              10,800,484
                        Additions to existing loans                                           744,408
                        Accretion of discount                                                 507,543
                        Gains on sale of loan participations and
                          refinancings (revenue contribution)                               1,909,027
                        Proceeds (cash):
                          Refinancings                                                     (6,612,000)
                          Participations                                                   (4,369,000)
                                                                                     -----------------
         Balance, March 31, 1996                                                     $     20,971,877
                                                                                     =================

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
=============================================================================

Investments in real estate loans at March 31 consist of:

                                                                                            March 31,                September 30,
                                                                                             1996                        1995
                                                                                     -------------------          -----------------
Property 001         Subordinated wraparound note, face value of
                     $4,500,000, secured by residential real estate
                     located in Pittsburgh, PA, interest at 14.5%,
                     due December 31, 2002 . . . . . . . . . . . . . . . . .         $      2,383,558             $      2,334,850

Property 002         Mortgage note, face value of $1,080,000,
                     secured by residential real estate located in
                     Philadelphia, PA, interest at 12%, due October
                     31, 1998.  In June 1995, the Company sold a
                     senior participation in this mortgage for
                     $600,000, resulting in a remaining face value
                     due the Company of $797,000 . . . . . . . . . . . . . .                  179,086                      147,972

Property 003         Mortgage note, face value of $1,312,000,
                     secured by residential real estate located in
                     Philadelphia, PA, interest at 2 1/2% over the
                     monthly national median annualized cost of
                     funds for SAIF-insured institutions as
                     announced by the Federal Deposit Insurance
                     Corporation, due October 31, 1998.  In June
                     1995, the Company sold a senior participation
                     in this mortgage for $896,000, resulting in a
                     gain of $209,000 and a remaining face value
                     due the Company of $479,000 . . . . . . . . . . . . . .                  202,264                      189,347

Property 004         Mortgage note, face value of $4,234,000,
                     secured by commercial real estate located in
                     Pittsburgh, PA, interest at 10.6%, due February
                     7, 2001.  In June 1995, the Company sold a
                     senior participation in this mortgage for
                     $840,000, resulting in a gain of $146,000 and
                     a remaining face value due the Company of
                     $3,498,000. In February 1996, the property was
                     transferred to a third party, subject to this
                     existing mortgage, the Company received $500,000
                     in satisfaction of a second mortgage on this
                     property resulting in a gain of $442,000. . . . . . . .                1,085,281                      675,805

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
=============================================================================
Property 005         Note, face value of $3,559,000, secured by
                     an unrecorded deed relating to real estate
                     located in Philadelphia, PA, interest at 2%
                     over the yield of one-year United States
                     Treasury securities, due July 31, 1998. . . . . . . . .                  715,300                      724,422

Property 006         Mortgage note, face value of $1,798,000,
                     secured by residential real estate located in
                     Margate, NJ, interest at the Chase Manhattan
                     Bank prime rate (but not less than 9% nor
                     greater than 15.5%), due January 1, 2003.  In
                     June 1995, the Company sold a senior
                     participation in this mortgage for $685,000,
                     resulting in a remaining face value due the
                     Company of $1,370,000 . . . . . . . . . . . . . . . . .                  447,607                      424,749

Property 007         Note, face value of $1,776,000, secured by a
                     judgment lien, relating to real estate located in
                     St. Cloud, MN, interest at 10%, due December
                     31, 2014. . . . . . . . . . . . . . . . . . . . . . . .                  507,191                      489,196

Property 008         Note, face value of $4,183,000, interest at 1/2%
                     over the Maryland National Bank prime rate,
                     due October 31, 1998. . . . . . . . . . . . . . . . . .                1,520,480                    1,469,899

Property 009         Subordinated wraparound note, face value of
                     $12,000,000 consisting of a first mortgage held
                     by the Company of $9,000,000 secured by
                     commercial real estate located in Washington,
                     D.C., a note and a $3,000,000 second
                     mortgage held by an unrelated party, interest
                     at 12%, due November 30, 1998.  In October
                     1995, the owner of the property refinanced the
                     property with an an unaffiliated party, simultaneously
                     paying the Company $6,487,000 toward
                     principal and interest on this loan . . . . . . . . . .                3,144,207                    9,252,716



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
=============================================================================
Property 010         Mortgage note, face value of $1,211,000,
                     secured by residential real estate located in
                     Philadelphia, PA, interest at 3% over the
                     Federal Home Loan Bank of Pittsburgh rate,
                     due September 2, 1999.  In June 1995, the
                     Company sold a senior participation in this
                     mortgage for $600,000, resulting in a remaining
                     face value due the Company of $827,000. . . . . . . . .                  112,384                      107,450

Property 011         Mortgage note, face value of $900,000, secured
                     by commercial real estate located in
                     Washington, D.C., interest at 1 1/2% over the
                     First Union National Bank rate, due September
                     30, 1999. In June 1995, the Company sold a
                     senior participation in this mortgage for
                     $685,000, resulting in a remaining face value
                     due the Company of $345,000 . . . . . . . . . . . . . .                  311,393                      289,504

Property 012         Note, face value of $736,000, interest at 2%
                     over the Mellon Bank prime rate, due October
                     31, 1999. . . . . . . . . . . . . . . . . . . . . . . .                  523,917                      545,077

Property 013         Mortgage notes, face value of $1,962,000,
                     secured by residential real estate located in
                     Philadelphia, PA, varying interest rates from
                     9 1/2% to 14.5%, due December 2, 1999.  In
                     June 1995, the Company sold a senior
                     participation in this mortgage for $1,160,000,
                     resulting in a remaining face value due the
                     Company of $1,096,000 . . . . . . . . . . . . . . . . .                  291,396                      195,092

Property 014         Mortgage note, face value of $3,000,000,
                     secured by commercial real estate located in
                     Pasadena, CA, interest at 2.75% over the
                     average cost of funds to FSLIC-insured savings
                     and loan associations, 11th District (but not less
                     than 5.5% nor greater than 15.5%), due May
                     1, 2001.  In September, 1995, the Company
                     sold a senior participation in this mortgage for
                     $2,000,000 resulting in a remaining face value
                     due the Company of $1,004,000 . . . . . . . . . . . . .                  298,374                      295,608


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
=============================================================================
Property 015         Subordinated wraparound note, face value of
                     $3,500,000, secured by residential real estate
                     located in North Concord, NC, interest at 12%,
                     due August 25, 2000 . . . . . . . . . . . . . . . . . .                  251,679                      146,765

Property 016         Wraparound note, face value of $5,198,000,
                     secured by real estate located in Rancho
                     Cordova, CA, interest at 8.5%, due December
                     31, 2019.  In November 1995, the Company
                     bought the underlying first mortgage for
                     $1,328,000 and sold a senior participation in
                     this mortgage for $2,400,000 resulting in a
                     gain of $799,000 and a remaining face value
                     due the Company of $4,143,000 . . . . . . . . . . . . .                  404,295                      702,963

Property 017         Mortgage note, face value of $4,627,000,
                     secured by residential real estate located in
                     Philadelphia, PA, interest at 7.75%, due
                     September 12, 1998. . . . . . . . . . . . . . . . . . .                3,944,060                          -

Property 018         Mortgage note, face value of $2,271,000,
                     secured by commercial real estate located in
                     Northridge, CA, interest at 9%, due
                     December 27, 2000.  In December 1995, the
                     Company sold a senior participation in this
                     mortgage for $1,969,000 resulting in a gain of
                     $538,000 and a remaining face value due the
                     Company of $743,000 . . . . . . . . . . . . . . . . . .                  685,945                          -

Property 019         Subordinated wraparound note, face value of
                     $3,300,000 secured by commercial real estate
                     located in Elkins, WV, interest at 13.6%, due
                     in equal installments through December 31,
                     2018. . . . . . . . . . . . . . . . . . . . . . . . . .                  360,355                          -

Property 020         Mortgage note, face value of $4,800,000
                     secured by real estate located in Cherry Hill,
                     NJ, interest at ___%, due February 7, 2001. . . . . . .                2,715,935                          -

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
=============================================================================
Property 021         Mortgage notes, face value of $3,269,000,
                     secured by real estate located in Philadelphia,
                     PA, interest at 12%, due March 15, 2001 . . . . . . . .                  887,171                          -
                                                                                     -----------------            -----------------
                                                                                     $     20,971,878             $     17,991,415
                                                                                     =================            =================

As referenced above, in December 1995, the Company sold senior participations in two real estate loans to an insurance company, pursuant to which the Company agreed to replace any non-performing loan with a similar but performing loan.
In addition, the Company issued to the insurance company warrants to purchase
65,535 shares of the Company's common stock at the price of $11.75 per share.

Further, as referenced above, owners of two properties on which the Company held a mortgage note refinanced those properties with unaffiliated parties.
The Company received payments of principal and interest on these notes.

Note 6 - Stock Dividends

On December 20, 1995 and March 12, 1996 the Board of Directors declared 6% stock dividends of the Company's Class A common stock payable on January 31, 1996 and April 30, 1996, to shareholders of record on January 17, 1996 and April 16, 1996, respectively. On May 9, 1996, the Board of Directors authorized a five-for-two stock split effected in the form of a 150% stock dividend payable on May 31, 1996 to shareholders of record on May 20, 1996.
This will result in the issuance of 1,135,996 additional shares of Class A common stock. Earnings per share and weighted average shares outstanding have been restated to reflect the above transactions.









Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Results of Operations

Revenues

         Real estate finance revenues represent interest and fees earned and gains recognized on real estate loans owned by the Company. Real estate finance revenues increased to $1,866,000 (6%) in the quarter and $3,951,000
(61%) in the six months ended March 31, 1996 compared to the prior year. This increase was attributable to gains recognized on the refinancing and sale of participations in loans held by the Company. A comparison of the Company's revenues from real estate follows:

                                Quarter Ended            Six Months Ended
                                  March 31,                   March 31,
                           --------------------        ----------------------
  Revenues (in thousands)   1996          1995          1996          1995
- -----------------------------------------------------------------------------
  Interest                 $  799       $  866         $1,383        $1,554
  Fees                        605          903            659           903
  Gains                       462           -           1,909            -
                           ------       ------         ------        ------
                           $1,866       $1,769         $3,951        $2,457

         During the quarter and six months ended March 31, 1996, the Company purchased four and six real estate loans, respectively, for a total cost of $3,414,000 and $10,800,000, respectively. During the quarter and six months ended March 31, 1995, the Company invested $8,000,000 in one loan and $12,985,000 in five loans, respectively. In addition, the Company added
$549,000 and $744,000 in the quarter and six months ended March 31, 1996, compared to $199,000 and $259,000 in the similar periods of the prior year.
All of the loans were purchased at a discount to the original face value.  The
Company intends to pursue similar real estate investment opportunities as they become available to the extent allowed by the Company's investment capability.

         Equipment leasing represents fees associated with managing limited partnerships in which the Company is a general partner as well as lease brokerage fees and the Company's pro rata share of income from these partnerships. The Company acquired this business in September, 1995.

         Production revenues for the quarter and six months ended March 31, 1996 decreased 6% and 4%. respectively, compared to the same periods of the previous year. A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                               Quarter Ended            Six Months Ended
                                  March 31,                 March 31,
  Revenues (in thousands)    1996          1995        1996          1995
  ---------------------------------------------------------------------------
         Gas               $  606        $  675      $ 1,286       $ 1,376
         Oil                  143           131          277           262

  Production Volumes
  ---------------------------------------------------------------------------
         Gas (Mcf/day)      2,935         3,167        3,168         3,175
         Oil (Bbls/day)        90            89           88            87

  Average Sales Price
  ---------------------------------------------------------------------------
         Gas (per Mcf)     $ 2.27        $ 2.37         2.22          2.38
         Oil (per Bbl)      17.44         16.24        17.08         16.55


         Natural gas revenues decreased 10% due to a 4% decrease in the average price per mcf of natural gas and a 6% decrease in production volumes for the quarter ended March 31, 1996, as compared to the prior year. For the six months ended March 31, 1996, natural gas revenues decreased 7% due to a 7% decrease in production volumes, as compared to the prior year. Oil revenues increased by 9% due to a 2% increase in production volumes and a 7% increase in the average price received per barrel of oil for the quarter ended March 31, 1996, as compared to the prior year. For the six months ended March 31, 1996, oil revenues increased 5% due to a 2% increase in production volumes and a 3% increase in the average price received per barrel of oil, as compared to the prior year.

         Natural gas production volumes in the Company's New York field of operations for the quarter and six months were down 29% and 21%, respectively, due to the natural decline in production from existing wells. Production volumes in the Company's Ohio fields of operation increased 3% for the quarter and 9% for the six months ended March 31, 1996 compared to the same periods of the prior year as a result of the acquisition of additional interests in existing wells from limited partners and other third parties. The Company spent a total of $756,000 in the prior two years to acquire these interests.
The Company also participated in the drilling of three successful exploratory wells and recompleted one successful developmental well during fiscal 1995.
During the first half of fiscal 1996 the Company participated in the drilling of two successful developmental wells and intends to participate in the drilling of additional wells during the remainder of fiscal 1996.

         The Company's oil and gas revenues have been and will continue to be affected by changes in oil and gas prices. The Company is unable to control or accurately predict these changes in prices. The Company's proved developed reserves are predominantly natural gas.

Costs and Expenses

         Exploration and production expenses decreased $55,000 (13%) for the quarter and $109,000 (13%) for the six months ended March 31, 1996, compared to the prior year. These decreases were primarily attributable to decreased cleanout and workover costs as compared to the same periods of the prior year.

         Real estate finance expenses decreased 20% for the quarter and 15% for the six months ended March 31, 1996, compared to the same periods a year ago.
These decreases are a result of lower legal costs associated with the Company's real estate financing activities.

         Equipment leasing expenses include costs incurred in the managment of equipment leasing partnerships in which the Company is a general partner. In accordance with the terms of the related partnership agreements, the Company is reimbursed by the partnerships for certain general and administrative expenses incurred and allocable, directly or indirectly, to the partnerships.
Such reimbursements are included in equipment leasing revenue.


         Depreciation and amortization consists primarily of amortization of oil and gas properties which, as a percentage of oil and gas revenues, decreased from 28% to 21% in the quarter and 28% to 27% in the first six months of fiscal 1996 as compared to the prior year. Variations from period to period are attributable to changes in the Company's oil and gas reserve quantities, product prices, and fluctuations in the depletable costs basis of oil and gas properties.


Liquidity and Capital Resources

         The Company had $2,377,000 in cash and cash equivalents on hand at March 31, 1996. The Company's ratio of current assets to current liabilities was 4.7:1 on March 31, 1996, up from 2.9:1 at September 30, 1995. Working capital at March 31, 1996 was $3,710,000, up from $2,595,000 at September 30,
1995.

         Cash provided by operating activities increased $92,000 (8%) in the first half of fiscal 1996 as compared to the prior year. This increase was the result of an increase in net income, partially offset by changes in net working capital.

         The Company invested $10,800,000 in the acquisition of six real estate loans and advanced $744,000 on existing loans held by the Company during the first six months of fiscal 1996 as compared to the investment of $12,985,000 in the acquisition of five real estate loans and $259,000 in advances during the similar prior periods. In addition, the Company sold senior participations in two loans and received proceeds upon the refinancing of two loans amounting to $10,981,000 in the first six months of fiscal 1996. No such proceeds were received in the prior fiscal year. As a result, the Company's net cash used in investing activities decreased $11,836,000 during the first quarter of fiscal
1996, as compared to the prior year.

         The Company's cash flow provided by financing activities decreased
$10,031,000 during the first half of fiscal 1996 as compared to the prior year.
During the first half of fiscal 1995, the Company (i) sold a $2,000,000 note,
(ii) borrowed $2,500,000 and (iii) by pledging substantially all of the Company's oil and gas properties as collateral security for the Company's May
1995 $8,000,000 senior secured note, was able to make available for corporate investment purposes $5,211,000 in previously restricted cash. In addition, the Company resumed the payment of dividends in the fourth quarter of fiscal 1995 and paid $358,000 in dividends the first half of fiscal 1996.

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

                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits:

         11.1     Calculation of Primary and Fully Diluted Earnings per share.

          27      Financial Data Schedule


         b)  Reports on Form 8-K:

                There were no Reports on Form 8-K filed by the Company for the quarter ending March 31, 1996.





                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RESOURCE AMERICA, INC.
                                        (Registrant)



Date          May 14, 1996          By /s/ Michael L. Staines
     ----------------------            --------------------------------------
                                            Michael L. Staines
                                            Senior Vice President and Secretary



Date          May 14, 1996          By /s/ Nancy J. McGurk
     ----------------------            --------------------------------------
                                           Nancy J. McGurk
                                            Vice President - Finance and
                                               Treasurer
