Form 10QSB
period 1996-06-30
RESOURCE AMERICA INC
filed 1996-08-14
CIK 83402

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended         June 30, 1996
                                              --------------------------

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the transition period from               to
                                              -------------    ----------------

                   Commission file number          0-4408
                                          ------------------------


                               RESOURCE AMERICA, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                              72-0654145
- -------------------------------                         -----------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

              1521 Locust Street, Philadelphia, Pennsylvania  19102
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

                              Yes [X]   No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS
          State the number of shares outstanding of each of the issuer's
classes of common equity, as of the latest practicable date:   1,894,410
                                                             -------------

                            RESOURCE AMERICA, INC.

                                    INDEX


                                                                           PAGE
                                                                         NUMBER

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

               Consolidated Balance Sheet (Unaudited) June 30, 1996,
                                             and September 30, 1995       1 & 2

               Consolidated Statement of Income (Unaudited) - Three
                                       Months and Nine Months Ended
                                            June 30, 1996, and 1995           3

               Consolidated Statement of Cash Flows (Unaudited) -
                          Nine Months Ended June 30, 1996, and 1995           4

               Notes to Consolidated Financial Statements (Unaudited)    5 - 12


   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       13 - 15


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                 16

                          PART I.  FINANCIAL INFORMATION


                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                     RESOURCE AMERICA, INC., AND SUBSIDIARIES

                      June 30, 1996, and September 30, 1995

===============================================================================

                                                   June 30,       September 30,
                                                     1996              1995
                                                --------------    --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . .   $   4,224,835     $   2,457,432
  Accounts and notes receivable . . . . . . .       3,088,775         1,303,556
  Inventory . . . . . . . . . . . . . . . . .         118,674           128,488
  Prepaid expenses and other current assets .         377,221            34,557
                                                --------------    --------------
      Total Current Assets  . . . . . . . . .       7,809,505         3,924,033

PROPERTY AND EQUIPMENT
  Oil and gas properties and equipment
    (successful efforts)  . . . . . . . . . .      24,128,444        24,039,762
  Gas gathering and transmission facilities .       1,527,723         1,514,127
  Other . . . . . . . . . . . . . . . . . . .       1,422,378         1,072,243
                                                --------------    --------------
                                                   27,078,545        26,626,132

  Less - accumulated depreciation, depletion,
    and amortization  . . . . . . . . . . . .     (14,735,052)      (14,043,455)
                                                --------------    --------------

      Net Property and Equipment  . . . . . .      12,343,493        12,582,677

INVESTMENTS IN REAL ESTATE LOANS  . . . . . .      19,082,740        17,991,415

RESTRICTED CASH . . . . . . . . . . . . . . .         994,851           904,409

OTHER ASSETS  . . . . . . . . . . . . . . . .       2,041,605         2,147,430
                                                --------------    --------------
                                                $  42,272,194     $  37,549,964
                                                ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                    RESOURCE AMERICA, INC., AND SUBSIDIARIES

                      June 30, 1996, and September 30, 1995

================================================================================

                                                  June 30,       September 30,
                                                    1996             1995
                                               --------------   ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade. . . . . . . . . .  $     495,741    $     721,673
  Accrued liabilities . . . . . . . . . . . .        322,660          516,066
  Current portion of long-term debt . . . . .         93,000           91,000
                                               --------------   --------------

       Total Current Liabilities. . . . . . .        911,401        1,328,739

LONG-TERM DEBT  . . . . . . . . . . . . . . .      8,478,374        8,522,682
DEFERRED INCOME TAXES . . . . . . . . . . . .      2,367,000        1,147,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value,
    1,000,000 authorized, none issued . . . .            -                -
  Common stock, $.01 par value, 3,500,000
    authorized shares, 1,894,410 and 665,212
    issued and outstanding shares (including
    151,800 and 152,700 treasury shares) at
    June 30, 1996, and September 30, 1995,
    respectively  . . . . . . . . . . . . . .         20,463            8,179
  Additional paid-in capital. . . . . . . . .     21,767,988       19,214,210
  Retained earnings . . . . . . . . . . . . .     11,885,363       10,532,719
  Less cost of treasury shares. . . . . . . .     (2,708,413)      (2,721,437)
  Less loan receivable from ESOP. . . . . . .       (449,982)        (482,128)
                                               --------------   --------------

       Total Stockholders' Equity . . . . . .     30,515,419       26,551,543
                                               --------------   --------------

                                               $  42,272,194    $  37,549,964
                                               ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                     RESOURCE AMERICA, INC., AND SUBSIDIARIES

            Three Months and Nine Months Ended June 30, 1996, and 1995

===============================================================================

                                                      Three Months                       Nine Months
                                                      Ended June 30,                    Ended June 30,
                                              -----------------------------     ------------------------------
                                                  1996           1995                1996             1995
                                              -------------   -------------     --------------   -------------
REVENUES
  Real estate finance . . . . . . . . . . .   $  1,628,919    $  1,983,164      $   5,580,242    $  4,439,813
  Equipment leasing . . . . . . . . . . . .      1,126,132             -            3,785,543             -
  Energy: production. . . . . . . . . . . .        932,879         823,400          2,524,663       2,485,046
        : services. . . . . . . . . . . . .        447,823         581,189          1,417,739       1,533,471
  Interest  . . . . . . . . . . . . . . . .         36,047           9,178            141,749         102,084
                                              -------------   -------------     --------------   -------------
                                                 4,171,800       3,396,931         13,449,936       8,560,414

COSTS AND EXPENSES
  Energy: exploration and production  . . .        398,249         392,369          1,134,098       1,237,044
        : services  . . . . . . . . . . . .        239,925         254,627            734,419         780,250
  Real estate finance . . . . . . . . . . .        108,560         296,215            411,728         654,841
  Equipment leasing . . . . . . . . . . . .        540,791             -            1,707,051             -
  General and administrative  . . . . . . .        593,059         642,203          1,597,780       1,828,754
  Depreciation and amortization . . . . . .        350,480         365,399          1,059,245       1,045,448
  Interest  . . . . . . . . . . . . . . . .        214,041         304,651            642,766         844,277
  Other - net . . . . . . . . . . . . . . .         (6,323)         (3,121)            (5,171)         (3,632)
                                              -------------   -------------     --------------   -------------
                                                 2,438,782       2,252,343          7,281,916       6,386,982
                                              -------------   -------------     --------------   -------------
  INCOME FROM OPERATIONS  . . . . . . . . .      1,733,018       1,144,588          6,168,020       2,173,432

OTHER INCOME
  Gain on sale of property  . . . . . . . .          2,000           2,749              7,165           1,291
                                              -------------   -------------     --------------   -------------

Income before income taxes  . . . . . . . .      1,735,018       1,147,337          6,175,185       2,174,723
Provision for income taxes  . . . . . . . .        503,000         218,000          1,790,000         372,000
                                              -------------   -------------     --------------   -------------

      NET INCOME  . . . . . . . . . . . . .   $  1,232,018    $    929,337      $   4,385,185    $  1,802,723
                                              =============   =============     ==============   =============

NET INCOME PER COMMON SHARE -
  PRIMARY . . . . . . . . . . . . . . . . .   $     .46       $    .42          $    1.72        $    .86
                                              =============   =============     ==============   =============
Weighted average common shares
  outstanding . . . . . . . . . . . . . . .      2,705,600       2,183,000          2,549,000       2,120,000
                                              =============   =============     ==============   =============


NET INCOME PER COMMON SHARE -
  FULLY DILUTED . . . . . . . . . . . . . .   $    .46        $    .42          $     1.64       $    .82
                                              =============   =============     ==============   =============
Weighted average common shares
  outstanding . . . . . . . . . . . . . . .      2,705,600       2,183,000          2,675,000       2,189,000
                                              =============   =============     ==============   =============


   The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                      RESOURCE AMERICA, INC., AND SUBSIDIARIES
                     Nine Months Ended June 30, 1996, and 1995

================================================================================

                                                                          Nine Months
                                                                         Ended June 30,
                                                              -------------------------------
                                                                   1996             1995
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . .   $   4,385,185    $   1,802,723
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . .       1,059,245        1,045,448
    Amortization of discount on senior note and
      deferred finance costs  . . . . . . . . . . . . . . .          55,987           55,361
    Property impairments and abandonments . . . . . . . . .          36,662           38,500
    Deferred income taxes . . . . . . . . . . . . . . . . .       1,220,000          216,000
    Gain on dispositions and investments  . . . . . . . . .      (3,432,951)      (1,231,027)
    Accretion of discount . . . . . . . . . . . . . . . . .        (776,488)          23,918
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable  . . . . .      (1,785,219)         250,411
      Increase in prepaid expenses and
      other current assets  . . . . . . . . . . . . . . . .        (342,664)        (139,638)
      Decrease in accounts payable  . . . . . . . . . . . .        (225,932)        (292,177)
      Decrease in other current liabilities . . . . . . . .        (193,407)        (155,859)
      (Increase) decrease in inventory  . . . . . . . . . .           9,814           (4,007)
                                                              --------------   --------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . .          10,232        1,609,653

INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . . . . . .        (766,154)        (632,686)
  Proceeds from sale of properties and investments  . . . .      16,697,180        5,790,905
  Increase in other assets  . . . . . . . . . . . . . . . .        (110,348)         (32,107)
  Additions to real estate loans  . . . . . . . . . . . . .     (13,459,113)     (12,142,822)
                                                              --------------   ---------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . .       2,361,565       (7,016,710)

FINANCING ACTIVITIES:
  Short-term borrowings . . . . . . . . . . . . . . . . . .             -          2,500,000
  Long-term borrowings  . . . . . . . . . . . . . . . . . .             -          2,000,000
  Dividends paid  . . . . . . . . . . . . . . . . . . . . .        (567,879)             -
  (Increase) decrease in restricted cash  . . . . . . . . .         (90,442)       3,883,268
  Principal payments on debt  . . . . . . . . . . . . . . .         (19,538)      (2,517,541)
  Purchase of treasury stock  . . . . . . . . . . . . . . .         (47,258)         (95,603)
  Proceeds from issuance of common stock  . . . . . . . . .         120,723              -
                                                              --------------   --------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . .        (604,394)       5,770,124

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .       1,767,403          363,067
CASH AT BEGINNING OF YEAR . . . . . . . . . . . . . . . . .       2,457,432        2,597,556
                                                              -------------    --------------
CASH AT JUNE 30 . . . . . . . . . . . . . . . . . . . . . .   $   4,224,835    $   2,960,623
                                                              =============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Accounting policies: Cash includes highly liquid investments with a maturity of three months or less.
   Cash paid during the first nine months of 1996 for interest:      $776,780
   Cash paid during the first nine month of 1996 for federal
                                                  income taxes:      $570,000

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


NOTE 2 - TRANSACTIONS WITH RELATED PARTIES

     The Company holds real estate loans with respect to twenty-three properties owned by third parties. These properties are managed by a corporation in which an officer of the Company is an officer and minority shareholder. Management fees payable under the management agreements are subordinated to receipt by the Company of minimum required debt service payments under the loans.

     The Company maintains depository and investment accounts in a bank subsidiary of JeffBanks, Inc., in which the Chairman of the Company serves as a director. The Chairman's wife is a director and executive officer of JeffBanks, Inc.


NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of the following:
                                                                             June 30,       September 30,
                                                                               1996             1995
                                                                           ------------    --------------
     Mortgage note payable to a bank, secured by real estate,
     monthly installments of approximately $3,300 including
     interest at 3/4% above the prime rate through May 2002. . . . . . .   $   221,809     $   241,347

     Loan payable to a bank, 20 equal semiannual installments
     of $32,143 and quarterly payments of interest at 84% of
     the prime rate through July 1996, at which time the rate
     converts to 1/2% above the prime rate through 2003. . . . . . . . .       449,982         482,128

     9.5% senior secured note payable, interest due semi-
     annually, principal due May 2004. . . . . . . . . . . . . . . . . .     7,899,583       7,890,207
                                                                           ------------    ------------
                                                                             8,571,374       8,613,682

         Less amounts payable in one year. . . . . . . . . . . . . . . .        93,000          91,000
                                                                           ------------    ------------
                                                                           $ 8,478,374     $ 8,522,682
                                                                           ============    ============

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

     The long-term debt maturing over the next five years is as follows:
1996 - $93,000; 1997 - $94,000; 1998 - $97,000; 1999 - $101,000; and
2000 - $105,000.

     The senior secured note payable is collateralized by substantially all of the Company's oil and gas properties. Certain credit agreements require the Company to comply with certain restrictive covenants. At June 30, 1996, the Company was in compliance with such covenants.



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



NOTE 5 - INVESTMENTS IN REAL ESTATE

     The Company has focused its real estate activities on the purchase of income producing mortgages at a discount to the face value of such mortgages and also to the appraised value of the collateral underlying the mortgage.
Cash received by the Company for payment on each mortgage is allocated between principal and interest - the interest portion of the cash received is recorded as income to the Company. Additionally, the Company records as income the accrual of a portion of the discount to the underlying collateral value. This "accretion of discount" amounted to $776,488 during the nine months ended
June 30, 1996. As the Company sells participations or receives funds from refinancings in such mortgages, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investment in real estate loans. At June 30, 1996 the Company had investments in real estate loans totaling $19,082,740, including $1,972,500 in cumulative accretion of discount, with an aggregate receivable of $82,657,000.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

     The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the nine months ended
June 30, 1996:


     Balance, September 30, 1995                        $    17,991,415
          New real estate loans                              12,061,599
          Additions to existing loans                         1,438,473
          Accretion of discount                                 776,488
          Gains on sale of loan participations and
            refinancings (revenue contribution)               2,825,787
          Proceeds (cash):
            Refinancings                                     (9,632,023)
            Participations                                   (6,379,000)
                                                        ----------------
         Balance, June 30, 1996                         $    19,082,740
                                                        ================


     Investments in real estate loans at June 30 consist of:
                                                       June 30,    September 30,
                                                         1996          1995
Property 001  Subordinated wraparound note, face
              value of $4,500,000, secured by
              residential real estate located in
              Pittsburgh, PA, interest at 14.5%,
              due December 31, 2002 . . . . . . .   $  2,399,917   $  2,334,850

Property 002  Mortgage note, face value of
              $1,080,000, secured by residential
              real estate located in Philadelphia,
              PA, interest at 12%, due October 31,
              1998.  In June 1995, the Company
              sold a senior participation in this
              mortgage for $600,000, resulting in
              a remaining face value due the
              Company of $797,000 . . . . . . . .        178,486        147,972


Property 003  Mortgage note, face value of
              $1,312,000, secured by residential
              real estate located in Philadelphia,
              PA, interest at 2 1/2% over the
              monthly national median annualized
              cost of funds for SAIF-insured
              institutions as announced by the
              Federal Deposit Insurance
              Corporation, due October 31, 1998.
              In June 1995, the Company sold a
              senior participation in this
              mortgage for $896,000, resulting in
              a gain of $209,000 and a remaining
              face value due the Company of
              $479,000  . . . . . . . . . . . . .        225,811        189,347

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

Property 004  Mortgage note, face value of
              $4,234,000, secured by commercial
              real estate located in Pittsburgh,
              PA, interest at 10.6%, due February
              7, 2001.  In June 1995, the Company
              sold a senior participation in this
              mortgage for $840,000, resulting in
              a gain of $146,000 and a remaining
              face value due the Company of
              $3,498,000. In February 1996, the
              property was transferred to a third
              party, subject to this existing
              mortgage, the Company received
              $500,000 in satisfaction of a second
              mortgage on this property resulting
              in a gain of $442,000 . . . . . . .      1,063,149        675,805

Property 005  Note, face value of $3,559,000,
              secured by an unrecorded deed
              relating to real estate located in
              Philadelphia, PA, interest at 2%
              over the yield of one-year United
              States Treasury securities, due
              October 31, 1998  . . . . . . . . .        716,616        724,422

Property 006  Mortgage note, face value of
              $1,798,000, secured by residential
              real estate located in Margate, NJ,
              interest at the Chase Manhattan Bank
              prime rate (but not less than 9% nor
              greater than 15.5%), due June 1,
              1998.  In June 1995, the Company
              sold a senior participation in this
              mortgage for $850,000. In June 1996,
              the owner of the property refinanced
              the property with an unaffiliated
              party, simultaneously paying the
              Company $850,000 toward the
              principal and interest on this loan.
              The proceeds from the refinancing
              were used to pay off the existing
              senior participation, resulting in a
              remaining face value due the Company
              of $1,632,000 . . . . . . . . . . .        478,018        424,749

Property 007  Note, face value of $1,776,000,
              secured by a judgment lien, relating
              to real estate located in St. Cloud,
              MN, interest at 10%, due December
              31, 2014  . . . . . . . . . . . . .        517,357        489,196

Property 008  Note, face value of $4,183,000,
              interest at 1/2% over the Maryland
              National Bank prime rate, due July
              31, 1998  . . . . . . . . . . . . .      1,542,620      1,469,899

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

Property 009  Subordinated wraparound note, face
              value of $12,000,000 consisting of a
              first mortgage held by the Company
              of $9,000,000 secured by commercial
              real estate located in Washington,
              D.C., a note and a $3,000,000 second
              mortgage held by an unrelated party,
              interest at 12%, due November 30,
              1998.  In October 1995, the owner of
              the property refinanced the property
              with an unaffiliated party,
              simultaneously paying the Company
              $6,487,000 toward principal and
              interest on this loan . . . . . . .      3,164,101      9,252,716

Property 010  Mortgage note, face value of
              $1,211,000, secured by residential
              real estate located in Philadelphia,
              PA, interest at 3% over the Federal
              Home Loan Bank of Pittsburgh rate,
              due September 2, 1999.  In June
              1995, the Company sold a senior
              participation in this mortgage for
              $600,000, resulting in a remaining
              face value due the Company of
              $827,000  . . . . . . . . . . . . .        112,902        107,450

Property 011  Mortgage note, face value of
              $900,000, secured by commercial real
              estate located in Washington, D.C.,
              interest at 1 1/2% over the First
              Union National Bank rate, due
              September 30, 1999. In June 1995,
              the Company sold a senior
              participation in this mortgage for
              $685,000, resulting in a remaining
              face value due the Company of
              $345,000  . . . . . . . . . . . . .        323,445        289,504

Property 012  Note, face value of $736,000,
              interest at 2% over the Mellon Bank
              prime rate, due October 31, 1999. .        520,101        545,077

Property 013  Mortgage notes, face value of
              $1,962,000, secured by residential
              real estate located in Philadelphia,
              PA, varying interest rates from
              9 1/2% to 14.5%, due December 2,
              1999.  In June 1995, the Company
              sold a senior participation in this
              mortgage for $1,160,000, resulting
              in a remaining face value due the
              Company of $1,096,000 . . . . . . .        509,238        195,092

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

Property 014  Mortgage note, face value of
              $3,000,000, secured by commercial
              real estate located in Pasadena, CA,
              interest at 2.75% over the average
              cost of funds to FSLIC-insured
              savings and loan associations, 11th
              District (but not less than 5.5% nor
              greater than 15.5%), due May 1,
              2001.  In September, 1995, the
              Company sold a senior participation
              in this mortgage for $2,000,000
              resulting in a remaining face value
              due the Company of $1,004,000 . . .        299,131        295,608

Property 015  Subordinated wraparound note, face
              value of $3,500,000, secured by
              residential real estate located in
              North Concord, NC, interest at 12%,
              due August 25, 2000 . . . . . . . .        302,775        146,765

Property 016  Wraparound note, face value of
              $5,198,000, secured by real estate
              located in Rancho Cordova, CA,
              interest at 8.5%, due December 31,
              2019.  In November 1995, the Company
              bought the underlying first mortgage
              for $1,328,000 and sold a senior
              participation in this mortgage for
              $2,400,000 resulting in a gain of
              $799,000 and a remaining face value
              due the Company of $4,143,000 . . .        412,144        702,963

Property 017  Mortgage note, face value of
              $4,627,000, secured by residential
              real estate located in Philadelphia,
              PA, interest at 7.75%, due September
              12, 1998.  In April 1996, the owner
              of the property refinanced the
              property with an unaffiliated party,
              simultaneously paying the Company
              $3,020,024 toward principal and
              interest on this loan . . . . . . .        873,794            -

Property 018  Mortgage note, face value of
              $2,271,000, secured by commercial
              real estate located in Northridge,
              CA, interest at 9%, due December 27,
              2000.  In December 1995, the Company
              sold a senior participation in this
              mortgage for $1,969,000 resulting in
              a gain of $538,000 and a remaining
              face value due the Company of
              $743,000  . . . . . . . . . . . . .        750,374            -

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

Property 019  Subordinated wraparound note, face
              value of $3,300,000 secured by
              commercial real estate located in
              Elkins, WV, interest at 13.6%, due
              in equal installments through
              December 31, 2018 . . . . . . . . .        406,071            -

Property 020  Mortgage note, face value of
              $4,800,000 secured by real estate
              located in Cherry Hill, NJ, interest
              at 10%, due February 7, 2001  . . .      2,766,164            -

Property 021  Mortgage notes, face value of
              $3,269,000, secured by real estate
              located in Philadelphia, PA,
              interest at 12%, due March and
              April, 2001.  In June 1996, the
              Company sold a senior participation
              in this mortgage for $2,010,000,
              resulting in a gain of $916,759 and
              a face value due the Company of
              $1,259,000  . . . . . . . . . . . .        375,293            -

Property 022  Subordinated mortgage note, face
              value of $600,000, secured by real
              estate located in Philadelphia, PA,
              interest at 12%, due March 31,
              2001  . . . . . . . . . . . . . . .        112,707            -

Property 023  Subordinated participation loan,
              face value of $2,038,000, secured by
              real estate located in Philadelphia,
              PA, interest at 85% of the 30-day
              rate on $100,000 Certificates of
              Deposit as published by the Wall
              Street Journal plus 2.75%, due
              January 1, 1997 . . . . . . . . . .      1,032,526            -
                                                    ------------   ------------
                                                    $ 19,082,740   $ 17,991,415
                                                    ============   ============

     As referenced above, in December 1995, the Company sold senior participations in two real estate loans to an insurance company, pursuant to which the Company agreed to replace any non-performing loan with a similar but performing loan. In addition, the Company issued to the insurance company warrants to purchase 184,088 shares of the Company's common stock at the price of $4.18 per share.

     Further, as referenced above, owners of three properties on which the Company held a mortgage note refinanced those properties with unaffiliated parties. The Company received payments of principal and interest on these notes.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

NOTE 6 - STOCK DIVIDENDS

     On December 20, 1995 and March 12, 1996 the Board of Directors declared 6% stock dividends of the Company's Class A common stock payable on January 31, 1996 and April 30, 1996, to shareholders of record on January 17, 1996 and April 16, 1996, respectively. On May 9, 1996, the Board of Directors authorized a five-for-two stock split effected in the form of a 150% stock dividend payable on May 31, 1996 to shareholders of record on May 20, 1996. These dividends resulted in the issuance of 1,219,167 additional shares of Class A common stock. Earnings per share and weighted average shares outstanding have been restated to reflect the above transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

     Real estate finance revenues represent interest and fees earned and gains recognized on real estate loans owned by the Company. Real estate finance revenues increased to $5,580,242 (26%) in the nine months ended June 30, 1996 compared to the prior year. This increase was attributable to gains recognized on the refinancing and sale of participations in loans held by the Company. A comparison of the Company's revenues from real estate follows:

                                QUARTER ENDED        NINE MONTHS ENDED
                                   JUNE 30,               JUNE 30,
                             -------------------     --------------------
   REVENUES (IN THOUSANDS)     1996       1995         1996        1995
   ----------------------------------------------------------------------
   Interest                  $   699     $   753     $ 2,082     $ 2,307
   Fees                           13         -           672         903
   Gains                         917       1,230       2,826       1,230
                             -------     -------     -------     -------
                             $ 1,629     $ 1,983     $ 5,580     $ 4,440

     During the quarter and nine months ended June 30, 1996, the Company purchased two and eight real estate loans, respectively, for a total cost of $1,262,000 and $12,062,000, respectively. During the nine months ended June 30, 1995, the Company invested $12,985,000 in five loans. All of the loans were purchased at a discount to the original face value. In addition, in the quarter and nine months ended June 30, 1996, the Company advanced a further $694,000 and $1,438,000 on prior loans compared to $508,000 and $767,000 in the similar periods of the prior year.

     Equipment leasing revenues arise from fees associated with managing limited partnerships in which a subsidiary of the Company is a general partner as well as lease brokerage fees and the Company's pro rata share of income from these partnerships. The Company acquired this business in September, 1995.

     Production revenues for the quarter and nine months ended June 30, 1996 increased 13% and 2%, respectively, compared to the same periods of the previous year. A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                                 QUARTER ENDED          NINE MONTHS ENDED
                                    JUNE 30,                 JUNE 30,
                               -------------------     -------------------
   REVENUES (IN THOUSANDS)      1996         1995       1996         1995
   -----------------------------------------------------------------------
   Gas                         $  705      $  610      $ 1,991     $ 1,986
   Oil                            191         190          468         452

   PRODUCTION VOLUMES
   -----------------------------------------------------------------------
   Gas (Mcf/day)                3,176       2,914        3,170       3,088
   Oil (Bbls/day)                 104         119           94          98

   AVERAGE SALES PRICE
   -----------------------------------------------------------------------
   Gas (per Mcf)               $ 2.44      $ 2.30         2.29        2.36
   Oil (per Bbl)                20.20       17.58        18.23       16.96

     Natural gas production volumes in the Company's New York field of operations for the quarter and nine months increased 10% and decreased 12%, respectively, due to the natural decline in production from existing wells. Production volumes in the Company's Ohio fields of operation increased 3% for the quarter and 7% for the nine months ended June 30, 1996 compared to the same periods of the prior year as a result of additional drilling into the Rose Run formation. The Company participated in the drilling of five successful exploratory wells and recompleted one successful developmental well during fiscal 1995 and 1996. During the first nine months of fiscal 1996 the Company participated in the drilling of two successful developmental wells and intends to participate in the drilling of additional wells during the remainder of fiscal 1996.

     The Company's oil and gas revenues have been and will continue to be affected by changes in oil and gas prices. The Company is unable to control or accurately predict these changes in prices. The Company's proved developed reserves are predominantly natural gas.

COSTS AND EXPENSES

     Real estate finance expenses decreased 63% for the quarter and 37% for the nine months ended June 30, 1996, compared to the same periods a year ago.
These decreases are a result of lower legal costs associated with the Company's real estate financing activities.

     Equipment leasing expenses include costs incurred in the management of equipment leasing partnerships in which the Company is a general partner. In accordance with the terms of the related partnership agreements, the Company is reimbursed by the partnerships for certain general and administrative expenses incurred and allocable, directly or indirectly, to the partnerships. Such reimbursements are included in equipment leasing revenue.

     Exploration and production expenses increased $6,000 (1%) for the quarter and decreased $103,000 (8%) for the nine months ended June 30, 1996, compared to the prior year. These decreases were primarily attributable to decreased cleanout and workover costs as compared to the same periods of the prior year.

     Depreciation and amortization consists primarily of amortization of oil and gas properties which, as a percentage of oil and gas revenues, decreased from 31% to 23% in the quarter and 29% to 25% in the first nine months of fiscal 1996 as compared to the prior year. Variations from period to period are attributable to changes in the Company's oil and gas reserve quantities, product prices, and fluctuations in the depletable costs basis of oil and gas properties.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $4,225,000 in cash and cash equivalents on hand at June 30, 1996. The Company's ratio of current assets to current liabilities was 8.6:1 on June 30, 1996, up from 2.9:1 at September 30, 1995. Working capital at June 30, 1996 was $6,898,000, up from $2,595,000 at September 30, 1995.

     Cash provided by operating activities decreased $1,599,000 in the first nine months of fiscal 1996 as compared to the prior year. This increase was the result of changes in net working capital, partially offset by an increase in net income.

     The Company invested $12,062,000 in the acquisition of eight real estate loans and advanced $1,438,000 on existing loans held by the Company during the first nine months of fiscal 1996 as compared to the investment of $12,985,000 in the acquisition of five real estate loans and $767,000 in advances during the similar prior period. In addition, the Company sold senior participations in three loans and received proceeds upon the refinancing of three loans amounting to $16,011,000 in the first nine months of fiscal 1996. Senior participations were sold in seven loans generating $5,431,000 in cash in the similar prior period. As a result, the Company's net cash provided by investing activities increased $9,404,000 during the first nine months of fiscal 1996, as compared to the prior year.

     The Company's cash flow used in financing activities increased $6,375,000 during the first nine months of fiscal 1996 as compared to the prior year. During the first nine months of fiscal 1995, the Company (i) sold a $2,000,000 note, (ii) borrowed $2,500,000 and (iii) by pledging substantially all of the Company's oil and gas properties as collateral security for the Company's May 1995 $8,000,000 senior secured note, was able to make available for corporate investment purposes $3,883,000 in previously restricted cash. In addition, the Company resumed the payment of dividends in the fourth quarter of fiscal 1995 and paid $568,000 in dividends the first nine months of fiscal 1996.

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

                              PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits:

         11.1   Calculation of Primary and Fully Diluted Earnings per share.

         27     Financial Data Schedule


     b)  Reports on Form 8-K:

         There were no Reports on Form 8-K filed by the Company for the quarter ending June 30, 1996.

                                                               SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  RESOURCE AMERICA, INC.
                                                        (Registrant)


Date       August 13, 1996         By  /s/ Michael L. Staines
     --------------------------        ---------------------------------------
                                           Michael L. Staines
                                           Senior Vice President and Secretary



Date       August 13, 1996         By  /s/ Nancy J. McGurk
     --------------------------        ---------------------------------------
                                           Nancy J. McGurk
                                           Vice President - Finance and
                                           Treasurer

                                 EXHIBIT 11.1

                       CALCULATION OF PRIMARY AND FULLY
                          DILUTED EARNINGS PER SHARE

                          PRIMARY EARNINGS PER SHARE

Computation for Statement of Operations

                                                                              Three Months Ended           Nine Months Ended
Reconciliation of net income per statement of operations to amount                 June 30,                     June 30,
  used in primary earnings per share computation:                             1996          1995         1996           1995

 Net income                                                               $ 1,232,018   $   929,337  $ 4,385,185    $ 1,802,723
 Add-Interest on short-term debt, net of tax effect, on application of assumed proceeds from exercise of options and
       warrants in excess of 20% limitation                                       -             -            -           34,098
 Net income, as adjusted                                                  $ 1,232,018   $   929,337  $ 4,385,185    $ 1,827,548

Additional Primary Computation

 Net income, as adjusted per primary computation above                    $ 1,232,018   $   929,337  $ 4,385,185    $ 1,827,548
 Additional adjustment to weighted average number of
   shares outstanding:
       Weighted average number of shares outstanding                        1,893,900     1,906,000    1,889,500      1,912,100
       Add-Dilutive effect of outstanding options and warrants
          (as determined by the application of the treasury
          stock method)                                                       811,700       277,000      659,500        207,900
       Weighted average number of shares outstanding                        2,705,600     2,183,000    2,549,000      2,120,000

 Primary earnings per share, as adjusted                                      $ .46         $ .42        $ 1.72         $ .86



                        FULLY DILUTED EARNINGS PER SHARE

Computation for Statement of Operations

Reconciliation of net income per statement of operations to amount used in primary earnings per share computation:

 Income before extraordinary items                                        $ 1,232,018    $  929,337  $ 4,385,185    $ 1,802,723
 Add-Interest on short-term debt, net of tax effect, on application of assumed proceeds from exercise of options and warrants in
   excess of 20% limitation                                                       -             -            -              -
 Net income, as adjusted                                                  $ 1,232,018    $  929,337  $ 4,185,185    $ 1,802,723

Additional Fully Diluted Computation

 Net income, as adjusted per primary computation above                    $ 1,232,018    $  929,337  $ 4,385,185    $ 1,802,723
 Additional adjustment to weighted average number of
   shares outstanding:
      Weighted average number of shares outstanding                         1,893,900     1,906,000    1,889,500      1,912,100
      Add-Dilutive effect of outstanding options and warrants (as determined by the application of the treasury
        stock method)                                                         811,700       277,000      785,500        276,900
 Weighted average number of shares outstanding                              2,705,600     2,183,000    2,675,000      2,189,000

 Fully diluted earnings per share, as adjusted                                 $ .46         $ .42        $ 1.64         $ .82
