Form 10-K
period 1996-09-30
RESOURCE AMERICA INC
filed 1996-12-30
CIK 83402

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number    0-4408
                                                  ------

                              RESOURCE AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                     72-0654145
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                    Identification Number)

           1521 Locust Street
       Philadelphia, Pennsylvania                              19102
 (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code:  (215) 546-5005

        Securities registered pursuant to Section 12(b) of the Act:  None

            Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                     Common Stock, par value $.01 per share
                     --------------------------------------

                  Name of each exchange on which registered:
     The Company's Common Stock trades on the NASDAQ National Market System
     ----------------------------------------------------------------------
                          under the symbol "REXI"
                          -----------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on December 20, 1996 was approximately $51,881,974.

The number of outstanding shares of the registrant's Common Stock on December 20, 1996 was 3,550,928.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant's 1997 Annual Meeting of Shareholders to be held on March 17, 1997 are incorporated by reference in Part III of this Form 10-K.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                                                                           Page
                                                                           ----
PART I
       Item 1:   Business. . . . . . . . . . . . . . . . . . . . . . . .     1
       Item 2:   Properties. . . . . . . . . . . . . . . . . . . . . . .    21
       Item 3:   Legal Proceedings . . . . . . . . . . . . . . . . . . .    21
       Item 4:   Submission of Matters to a Vote of Security Holders . .    22

PART II
       Item 5:   Market for the Registrant's Common Equity and Related
                 Stockholder Matters . . . . . . . . . . . . . . . . . .    22
       Item 6:   Selected Financial Data . . . . . . . . . . . . . . . .    23
       Item 7:   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . .    24
       Item 8:   Financial Statements and Supplementary Data . . . . . .    31
       Item 9:   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . . .    60

PART III
      Item 10:   Directors, Executive Officers, Promoters, and
                 Control Persons of the Registrant . . . . . . . . . . .    61
      Item 11:   Executive Compensation. . . . . . . . . . . . . . . . .    61
      Item 12:   Security Ownership of Certain Beneficial Owners
                 and Management  . . . . . . . . . . . . . . . . . . . .    61
      Item 13:   Certain Relationships and Related Transactions. . . . .    61

PART IV
      Item 14:   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K . . . . . . . . . . . . . . . . . .    62

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    65


<PAGE 1>

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       Resource America, Inc. and its subsidiaries (the "Company" or the "Registrant") are Delaware corporations. Registrant maintains its principal executive office and headquarters for its asset acquisition and resolution operations at 1521 Locust Street, Philadelphia, Pennsylvania, 19102, its energy and accounting operations are centered at 2876 South Arlington Road, Akron, Ohio, 44312, and its equipment leasing operations are located at 7 East Skippack Pike, Ambler, Pennsylvania, 19002. The Company's telephone number is (215) 546-5005.

       The Company is a specialty finance company engaged in three lines of business: the acquisition and resolution of commercial real estate loans, "small ticket" commercial equipment leasing, and energy operations, including natural gas and oil production.

DESCRIPTION OF BUSINESS

       The Company's asset acquisition and resolution business involves the purchase at a discount of relatively small (generally $1 million to $5 million in purchase price), troubled commercial real estate loans from private market sellers (primarily financial institutions), and the restructuring and refinancing of those loans. These loans typically involve legal and other disputes among the lender, the borrower and/or other parties in interest, and generally are secured by properties which are unable to produce sufficient cash flow to fully service the loans in accordance with the original lender's loan terms. Since entering this business in 1991, the Company's loan portfolio has grown to $100.5 million (before discounts) at September 30, 1996. During the fiscal years ended September 30, 1994, 1995 and 1996, the Company's yield on its net investment in loans acquired (including gains on refinancings and sales of participations) equalled 30.8%, 34.6% and 36.2%, respectively, while its gross profits from its loan activities for fiscal 1994, 1995 and 1996 were $2.3 million, $5.3 million and $6.7 million, respectively.

       The Company seeks to reduce the amount of its own capital invested in loans after their acquisition, and to enhance its returns, through prompt refinancing of the properties underlying its loans, or through sale at a profit of senior participations in its loans (typically on a recourse basis). At September 30, 1996, senior lenders held outstanding obligations of $38.7 million, secured by properties with an aggregate appraised value of $68.2 million, resulting in a ratio of senior lien obligations-to-appraised value of property of 56.7%. Currently, the operating cash flow coverage on the required debt service on refinancings and participations (exclusive of proceeds from such refinancings and participations) is 160.8%. The balance of operating cash flow is, pursuant to agreements with the borrowers, retained by the Company as debt service on the outstanding balance of the Company's loans.

       In September 1995, the Company entered the commercial leasing business through its acquisition of the leasing subsidiary of a regional insurance company. This acquisition provided the Company with a servicing portfolio of approximately 520 individual leases held by six leasing partnerships which provided the Company with a servicing revenue stream of $1.1

<PAGE 2>

million during fiscal 1996. More importantly, through this acquisition the Company acquired an infrastructure of operating systems, computer hardware and proprietary software (generally referred to as a "platform"), as well as personnel, which the Company is utilizing to develop its commercial leasing business for its own account.

       In order to develop this business, in early 1996 the Company hired a team of four experienced leasing executives, including the former chief executive officer of the U.S. leasing subsidiary of Tokai Bank, a major Japanese banking institution. The Company's strategy in developing its leasing business is to focus on leases with equipment costs of between $5,000 to $100,000 (with a targeted average transaction of approximately $15,000 per lease) ("small ticket" leasing) and to market its equipment leasing product through vendor programs with equipment manufacturers likely to generate $10 million or less annually in equipment leases, regional distributors and other vendors. The Company has currently entered into vendor program relationships with five vendors: Minolta Corporation (copiers), Celsis Incorporated (microbial testing systems), American Marabacom Communications (Teleco) (telephone systems), CSi (test equipemnt) and ATI Communications (telephone systems). In addition, Lucent Technologies (telecommunications equipment) has designated the Company as an authorized lessor for its dealer distribution channel. The Company believes that this market is under-served by equipment lessors, banks and other financial institutions, affording the Company a niche market with significant growth potential. From the inception of leasing activity for its own account in June 1996 through September 30, 1996, the Company has received 271 lease proposals involving equipment with an aggregate cost of $6.5 million, approved 118 such proposals involving equipment with an aggregate cost of $2.5 million, entered into 39 transactions involving equipment with an aggregate cost of $711,000 and, had 21 such proposals pending involving equipment with an aggregate cost of $1.3 million.

       According to the Equipment Leasing Association of America ("ELA"), a leading industry trade association, approximately 80% of all United States businesses lease some portion of their equipment. Leasing enables a company to obtain the equipment it needs, while preserving cash flos and often receiving favorable accounting and tax treatment. The Company believes that small businesses are becoming more aware of the economic benefits offered by equipment leasing, and that small business leasing will therefore become an increasingly important segment of the leasing market.

       The Company produces natural gas and, to a lesser extent, oil from locations principally in Ohio, Pennsylvania and New York. At September 30, 1996, the Company had a net investment of $11.3 million in its energy operations, including interests in 769 individual wells owned directly by the Company or through 52 partnerships and joint ventures managed by the Company. While the Company has focused its business development efforts on its specialty finance operations over the past several years, its energy operations historically have provided a steady source of revenues and tax benefits.

<PAGE 3>

ASSET ACQUISITION AND RESOLUTION

STRATEGY

       Identification and Acquisition of Troubled Commercial Real Estate Loans. The Company believes that the success to date of its asset acquisition and resolution business has been due in large part to its ability to identify and acquire troubled commercial real estate loans which, due to legal or factual disputes, operational difficulties or other problems, can be acquired at a discount from the unpaid principal and interest amounts of the loan and the estimated value of the underlying property. A principal part of this strategy is the Company's focus on relatively small commercial loans (generally $1 million to $5 million in purchase price) held by large private sector financial institutions. Due to the small size of these loans relative to a large institution's total portfolio, the lender is often not able, or willing, to devote the managerial and other resources necessary to resolve the problems to which the loans are subject, and thus is sometimes willing to dispose of these loans at prices favorable to the Company. The Company, which offers to acquire a loan quickly and for immediate cash, provides a convenient way for an institution to dispose of these loans and to eliminate future work-out costs. The Company believes that the trend of consolidation in the banking industry may cause an increase in the amount of smaller loans available for sale and provide the Company significant opportunities for growth.

       Efficient Resolution of Loans. The Company believes that a further aspect of its success to date has been its ability to resolve problems surrounding loans it has identified for acquisition. The principal element of this strategy is the cost-effective use of management and third-party resources to negotiate and resolve disputes concerning a troubled loan or the property securing it, and to identify and resolve any existing operational or other problems at the property. To implement this strategy, the Company has taken advantage of the background and expertise of its management and has identified third-party subcontractors (such as property managers and legal counsel) familiar with the type of problems to which smaller commercial properties may be subject and who have, in the past, provided effective services to the Company.

       Refinancing or Sale of Participations in Portfolio Loans. The Company seeks to reduce its invested capital and enhance its returns through prompt refinancing of the properties underlying its loans or through sales, at a profit, of senior participations in its loans. In so doing, the Company has in the past obtained a return of a substantial portion (and in some cases all) of its invested capital, which it will typically seek to reinvest in further loans, while maintaining a significant continuing position in the original loan. The Company's strategic plan contemplates a continued growth in its loan portfolio, in part through the liquidity provided by such sales or refinancings.

       DISPOSITION OF LOANS. In the event a borrower does not repay a loan when due (whether upon expiration of the Forbearance Agreement or otherwise), the Company will seek to sell the property underlying the loan or otherwise liquidate the loan. In appropriate cases and for appropriate consideration, the Company may agree to further forbearance.

<PAGE 4>

MARKET FOR ASSET ACQUISITION AND RESOLUTION SERVICES

       The discounted loans acquired by the Company to date are secured by commercial properties (multi-family housing, small office buildings or single-user retail properties) which, while income producing, are unable to fully meet debt service requirements set forth in their initial underwriting. All of the loans have been acquired from private sector entities (banks and other financial institutions or institutional sellers) except for one loan purchased from the United States Department of Housing and Urban Development. Typically, the loans identified by the Company for acquisition (and the properties securing them) have been the subjects of complex and/or contentious factual and legal disputes, operational difficulties or other problems demanding commitments of managerial and other resources that are perceived by the selling institutions to be inordinate relative to the comparatively small asset value of these loans.

       The market for asset acquisition and resolution services of the type provided by the Company is, the Company believes, relatively new. A major impetus to this market has been the sales of packages of under-performing and non-performing loans by government agencies, in particular the Resolution Trust Corporation ("RTC") and Federal Deposit Insurance Corporation ("FDIC"). While the need for asset acquisition and resolution services by governmental agencies has declined in recent years (the RTC terminated its loan pool packaging and sales operations on December 31, 1995, and any RTC assets remaining to be sold at that time were transferred to the FDIC for sale), the Company believes (based upon its operations to date) that a permanent market for these services is emerging in the private sector as financial institutions realize that outside specialists may be able to resolve troubled loan assets more cost-efficiently than the institution's internal staff. Moreover, the sale of loan assets provides the institutions with a means of disposing of under-performing loans, thereby obtaining liquidity and improving the institution's balance sheet. The trend has been reinforced, management believes, by consolidation within the banking industry and, within the insurance industry, by the implementation of risk-based capital rules.

ACQUISITION AND ADMINISTRATION

       Prior to acquiring any loan, the Company conducts an acquisition review. This review includes an evaluation of the adequacy of the loan documentation (for example, the existence and adequacy of notes, mortgages, collateral assignments of rents and leases, and title policies insuring first or other lien positions) and other available information (such as credit and collateral files). The value of the property securing the loan is estimated by the Company based upon a recent independent appraisal obtained by the borrower, an independent appraisal obtained by the Company, or upon valuation information obtained by the Company and thereafter confirmed by independent appraisal. One or more members of the Company's management makes an on-site inspection of the property; where appropriate, the Company will require further inspections by
engineers, architects or property management consultants.   The Company may also
retain environmental consultants to review potential environmental issues. The Company obtains and reviews available rental, expense, maintenance and other operational information regarding the property, prepares cash flow and debt service analyses and reviews all pertinent information relating to any legal or factual disputes to which the property is subject. The amount of the Company's offer to purchase is based upon the foregoing evaluations and analyses. The Company generally will not acquire a loan unless (i) current net cash flow from

<PAGE 5>

the property securing the loan is sufficient to yield an immediate cash return on the Company's investment of not less than 10% per annum, (ii) the ratio of the Company's investment to the appraised value of the property underlying the loan is less than 80%, (iii) there is the possibility of either prompt refinancing of the loan by the borrower after acquisition, or sale by the Company of a participation, that will result in an enhanced yield to the Company on its (reduced) funds still outstanding and (iv) there is the possibility of substantial increase in the value of the property underlying the loan over its appraised value, increasing the potential amount of the loan discount recoverable by the Company at loan termination. On occasion the Company will acquire a loan that does not meet one or more of the criteria specified above if in the Company's judgment other factors make the loan an appropriate investment opportunity. The Company currently has in its portfolio six in which the initial investment-to-appraised value of underlying property exceeded 80%. Also, the Company has acquired loans outside of its targeted range of $1 million to $5 million (5 loans were acquired at a lesser cost, while one loan was acquired at a greater cost), and as opportunities arise, may do so in the future. The Company is not limited by regulation or contractual obligation as to the types of properties securing the loans it may seek to acquire, the nature or priority of any lien or other encumbrance it may accept with respect to a property, whether, after sale of a participation or a refinancing, its interest in a loan must continue to be secured, the amount it may invest in any one loan or the ratio of initial investment-to-appraised value of the underlying property.

       As part of the acquisition process, the Company typically resolves disputes relating to the loans or the underlying properties. Through negotiations with the borrower and, as appropriate or necessary, with other creditors or parties in interest, the Company seeks to arrive at arrangements that reflect more closely the current operating conditions of the property and the present strategic position of the various interested parties. Where appropriate, the Company will offer concessions to assure the Company's future control of the property's cash flow free from dispute. These arrangements are normally reflected in a Forbearance Agreement, pursuant to which the Company agrees to defer foreclosure or other action so long as the arrangements reflected in the Forbearance Agreement are met. The Company also seeks to resolve operational problems of the properties by appointment of a property manager acceptable to it and may advance funds for purposes of paying property improvement costs, unpaid taxes and similar items. Prior to loan acquisition the Company includes in its pre-acquisition analysis of loan costs and yields an estimate of such advances.

       After acquiring a loan, the Company follows specified procedures to monitor loan performance and compliance. In particular, the Company requires that all revenues from the property underlying the loan be paid into an operating account on which the Company is the sole signatory. All expenditures with respect to a property (including debt service, taxes, operational expenses and maintenance costs) are paid from that account and are reviewed and approved by a senior officer of the Company prior to payment. The Company further requires that its approval be obtained before any material contract or commercial lease with respect to a property is executed. To assist it in monitoring the loan, the Company requires that the borrower prepare a budget for the property not less than sixty days prior to the beginning of a year, which must be reviewed and approved by the Company, and submit both a monthly cash flow statement and a monthly occupancy report. The Company analyzes these reports in comparison with each other and with account activity in the operating account referred to above.

<PAGE 6>

SALE OF PARTICIPATIONS AND REFINANCINGS

       In evaluating a potential loan, the Company places significant emphasis on the likelihood of its being able to sell a participation on favorable terms after the acquisition and/or the borrower's likely ability, with or without the Company's assistance, to secure favorable refinancing. When a loan is refinanced, or a participation sold, the Company will obtain net refinance or participation proceeds in an amount representing a major portion of (and sometimes exceeding) the amount of its investment in the loan. After such refinancing or sale of a participation, the Company will typically retain an interest in the loan, which is usually subordinated to the interest of the refinance lender or loan participant.

       Where a participation interest is sold, the balance of the Company's loan outstanding at the time of sale remains outstanding, including as a part of that balance the amount of the participation. Thus, the Company's remaining interest effectively "wraps around" the participation interest. Typically, the interest rate on the participation interest is less than the stated rate on the Company's loan. From debt service payments received by the Company, the Company remits to the participant the debt service applicable to its interest, retaining the balance. Participations sold during 1994 and 1995 to PICO also obligated the Company, in the event of a default on the related loan, to replace it with a performing loan.

       Where a refinancing is effectuated, the Company reduces the amount outstanding on its loan by the amount of net refinancing proceeds received by it and either converts the outstanding balance of the original note (both principal and accrued interest, as well as accrued penalties) into the stated principal amount of an amended note on the same terms as the original note or retains the original loan obligation as paid down by the amount of refinance proceeds received by the Company. As with participations, the interest rate on the refinancing is less than the interest rate on the Company's retained interest. After sale of a participation or a refinancing, the Company's retained interest may not be formally secured by a mortgage (because of conditions imposed by the refinance lender), although it may be protected by a judgment lien, an unrecorded deed-in-lieu of foreclosure, the borrower's covenant not to further encumber the property without the Company's consent, or a similar device.

FORBEARANCE AGREEMENTS

       On substantially all of its portfolio loans, the Company has entered into Forbearance Agreements with borrowers pursuant to which (i) the Company agrees, subject to receipt of minimum monthly payments, to defer the exercise of existing rights to proceed on the defaulted loan (including the right to foreclose), (ii) the Company directly receives the rents from the underlying property and (iii) the borrower agrees to retain a property management firm
acceptable to the Company.   As a result of provision (iii), an affiliated
company, Brandywine Construction and Management, Inc. ("BCMI") has assumed responsibility for supervisory and, in many cases, day to day management of the underlying properties with respect to substantially all of the loans the Company currently owns. In five instances, the President of BCMI has also acted as the general partner of the borrower. The minimum payments required under a Forbearance Agreement (generally related to anticipated cash flow from the property after operating expenses) are normally materially less than the debt service payments called for by the original terms of the loan. The difference between the minimum required payments under the Forbearance Agreement and the payments called for by the original loan terms continues to

<PAGE 7>

accrue, but (except for amounts recognized as an accretion of discount) are not recognized as revenue to the Company until actually paid.

       At the end of the term of a Forbearance Agreement, the borrower is required to pay the loan in full. The borrower's ability to do so, however, will be dependent upon a number of factors, including prevailing conditions at the underlying property, the state of real estate and financial markets (generally and as regards the particular property), and general economic conditions. In the event the borrower does not or cannot do so, the Company anticipates that it will seek to sell the property underlying the loan or otherwise liquidate the loan. Alternately, the Company anticipates that it might, in appropriate cases, and for appropriate additional consideration, agree to further forbearance.

       An existing Forbearance Agreement remains in effect with no modifications when the Company sells a participation in a loan. In such instance, the participant's interest is in the loan as modified by the terms of the Forbearance Agreement. However, when a borrower refinances a loan, the Forbearance Agreement is thereby amended to (i) reflect the pay down of the loan balance, (ii) acknowledge the existence of the refinancings and (iii) provide for the continued effectiveness of all provisions of the Forbearance Agreement for the term specified therein, except that where specific provisions of the Forbearance Agreements are inconsistent with the terms of the refinancing, the terms of the refinancing have priority. In some refinancings, the refinance lender may require that the borrower issue an amended note (a "retained interest note") to reflect the reduction of the borrower's indebtedness to the Company and, where applicable, any other revised terms (such as extension of the forbearance period).

Loan Status

     Of the twenty-four loans in the Company's portfolio, eighteen were acquired as first mortgage loans and six were acquired as junior lien obligations. In accordance with the Company's emphasis on acquiring loans in anticipation of refinancing, borrowers on six of the Company's loans have obtained refinancing, and the Company has sold participations in twelve loans. After such refinancings and sales of participation interests, the Company holds subordinated interests in twenty-three loans, of which six interests are not collateralized by recorded mortgages. The following table sets forth the Company's acquisition and refinancing activity from 1991 (the year the Company commenced its asset acquisition and resolution operations) through September 30, 1996:

<PAGE 8>


                                                                              Outstanding    Appraised Value
Property    Type of                                                   Loan    Loan             of Property         Cost of
Number      Property        Location                Seller          Acquired  Receivable(1)  Securing Loan(2)   Investment(3)
--------  -----------     ------------       ---------------------  --------  -------------  ----------------   -------------
  001     Multifamily     Pennsylvania       Alpha Petroleum         1991     $8,276,838        $5,300,000        $4,597,849
                                               Pension Fund
  002     Multifamily     Pennsylvania       CoreStates Bank(9)      1992      1,465,714           800,000           548,995
  003     Multifamily     New Jersey         RAM Enterprises/        1993      2,512,965         1,350,000         1,307,962
                                               Glenn Industries
                                               Pension Plan
  004     Multifamily     Pennsylvania       St. Paul Federal Bank
                                               for Savings(12)       1993      1,431,763         1,125,000           842,445
  005     Office          Pennsylvania       Shawmut Bank(9)         1993      5,665,620         1,600,000         1,207,197
  006     Office/Retail   Virginia           Nationsbank(9)          1993      5,426,783         2,425,000         2,294,988
  007     Single User     Minnesota          Prudential Insurance,   1993      4,294,167         2,515,000         1,362,421
                                               Alpha Petroleum
          (Retail)                             Pension Fund
  008     Multifamily     Pennsylvania       Nomura/Cargill/         1994      5,261,804         1,950,000         1,612,674
                                               Eastdil Realty(13)
  009     Multifamily     Pennsylvania       Mellon Bank(9)          1995      1,558,308         1,730,000         1,358,884
  010     Multifamily     Pennsylvania       RIVA Financial          1994      1,491,446           800,000           454,856
  011     Office          Washington, D.C.   First Union Bank(9)     1995      1,060,532         2,000,000           927,986
  012     Multifamily     Pennsylvania       CoreStates Bank(9)(12)  1995      2,999,874         1,825,000         1,272,809
  013     Single User     California         California Federal      1995      2,997,375         2,400,000         1,671,695
          (Commercial)                         Bank, FSB
  014     Office          Washington, D.C.   Nomura/Cargill/
                                               Eastdil Realty(13)    1995     14,702,547        11,000,000         8,546,218
  015     Condo/          North Carolina     First Bank, South       1995      3,794,708         3,501,000         2,721,661
          Multifamily                          Trust Bank (14)
  016     Single User     California         Mass Mutual, Alpha      1995      6,695,368         3,000,000         2,073,470
          (Retail)                             Petroleum
                                               Pension Fund
  017     Single User     West Virginia      Triester                1996      1,655,757         1,900,000           929,280
          (Retail)                             Investments (9)
  018     Single User     California         Emigrant Savings Bank,  1996      2,887,362         4,555,000         2,148,205
          (Retail)                             Walter R. Samuels
                                               and Jay Furman(16)
  019     Multifamily     Pennsylvania       Summit Bancorp(9)       1996      4,851,557         4,600,000         3,756,201
  020     Office          New Jersey         Cargill/Eastdil         1996      5,977,762         4,100,000         2,799,392
                                               Realty(13)
  021     Multifamily     Pennsylvania       Bruin Holdings/         1996      8,158,461         2,700,000         1,518,193
                                               Berkeley Federal
                                               Savings Bank
  022     Multifamily     Pennsylvania       FirsTrust FSB           1996      3,269,049         3,250,000         2,284,775
  023     Multifamily     Pennsylvania       Jefferson Bank          1996        606,225           510,000           412,206
  024     Multifamily     Pennsylvania       U.S. Dept. of Housing
                                               & Urban Development   1996      3,477,631         3,300,000         2,528,976

                                                         Totals             $100,519,616       $68,236,000       $49,179,338

                                        8


<PAGE 9>

           Proceeds from                                          Company's Net    Maturity of Loan/
           Refinancing or                                           Interest In       Expiration of
Property   Participations          Net           Carried Cost    Outstanding Loan     Forbearance
 Number         Sold           Investment(4)   of Investment(5)    Receivables(6)      Agreement(7)
--------   --------------      -------------   ----------------  ----------------  -----------------
  001        $2,570,000  (8)      $2,027,849       $2,410,664     $ 5,711,836         12/31/02
  002           575,000  (10)         26,005          179,980         865,714         10/31/98
  003           627,000              482,963          694,850       1,882,965           1/1/03
  004           871,000  (10)         28,555          226,968         535,763         10/31/98
  005           940,000  (10)        267,197        1,086,709       4,825,620         02/07/01
  006           840,000            1,454,988        1,537,546       4,537,883          7/31/98
  007         2,099,000             (736,579)         527,846       2,095,167         12/31/14
  008           934,300              678,374          721,212       4,148,809         07/31/98
  009           654,600              704,284          510,608         664,761          11/1/99
  010           575,000  (10)       (120,144)         112,467         891,446           9/2/99
  011           660,000  (10)        267,986          414,360         375,532         09/30/99
  012           954,000              153,460          747,640       1,731,874          12/2/99
  013         1,975,000  (10)       (303,305)         302,354         997,375           5/1/01
  014         6,487,000            2,059,218        3,170,843       7,825,020         11/30/98
  015         2,475,000  (8)         246,660          356,147       1,365,705         08/25/00
  016         2,375,000  (10)       (301,550)         428,703       4,295,368         12/31/19
  017           524,000  (8)         394,280          961,756       1,122,557         12/31/18 (15)
  018         1,969,000  (10)        179,783          782,973         918,362          11/1/98
  019         3,020,000              736,177          900,017       1,644,145         12/29/00
  020         2,562,000  (11)        237,392        1,536,729       3,377,762           2/7/01
  021         2,010,000  (10)       (491,807)         516,036       6,148,461  (17)     7/1/16 (17)
  022         1,250,000  (8)       1,034,775        1,060,176       2,019,049         10/31/98 (18)
  023           303,000  (8)         109,206          110,559         303,225         03/28/01 (19)
  024               -              2,528,976        2,500,624       3,477,631         11/01/22 (20)

  Totals    $37,249,900          $11,664,743      $21,797,768     $61,762,030


<PAGE 10>

(1) Consists of the stated, or face value of the obligations plus accrued interest and penalties and the amount of senior secured interests at September 30, 1996.
(2) The Company obtains appraisals on each of its properties at least once every three years. Accordingly (with the exception of one appraisal for property 5, which was completed in July 1993), appraisal dates range from 1994 to 1996.
(3) Consists of the original cost of the investment to the Company (including acquisition costs and the amount of any senior lien obligation to which the property remained subject) plus subsequent advances, but excludes the proceeds to the Company of the sale of participations or borrower refinancings.
(4) Represents the unrecovered costs of the Company's investment (calculated as the cash investment made in acquiring the loan plus subsequent advances less cash received from sale of a participation in or borrower refinancing of the loan). Negative amounts represent the receipt by the Company of proceeds from the sale of participations or borrower refinancings in excess of the Company's investment.
(5) Represents the cost of the investment carried on the books of the Company after accretion of discount and allocation of gains from the sale of a participation in or borrower refinancing of the loan.
(6) Consists of the amount set forth in the column "Outstanding Loan Receivable" less senior secured interests.
(7) With respect to properties 6, 7, 8, 9, 14 and 19, the date given is for the maturity of the subordinated note for the residual loan balance received by the Company in connection with the refinancing. For the remaining properties, the date given is the expiration date of the related Forbearance Agreement.
(8)  Represents the amount of the senior lien in place on date of acquisition.
(9)  Successor by merger to the Seller.
(10) Participation sold to PICO.
(11) Participation sold to Commerce Bank, N.A. The Company has the obligation to repurchase this participation on or after September 27, 2011 if the participation is not repaid in accordance with its terms.
(12) Seller was a wholly-owned subsidiary of this institution.
(13) Seller was a partnership of these entities.
(14) The positions of these institutions are currently held by Gene M. and Anne
     S. Holbrooks, the guarantors thereof, who acquired these positions as part of the transaction in which the Company made its loan.
(15) The loan acquired consists of a series of notes becoming due yearly through October 31, 2018. The notes are being paid in accordance with their terms and, accordingly, a Forbearance Agreement was not required.
(16) Amounts advanced by the Company were used in part to directly repay the loan of Emigrant Savings Bank; the balance was applied to purchase a note held by Messrs. Samuels and Furman.
(17) The loan acquired consists of twenty-eight separate mortgage loans on thirty-two individual condominium units in a single building. Nine of such loans are due on July 1, 2016, eighteen are due January 1, 2015 and one is due March 1, 2001.
(18) The senior lienor has the right to sell its interest to the Company on or after June 30, 2001 for an amount equal to the outstanding balance of such interest.
(19) Includes a note for $14,948 which is payable to the Company on demand.
(20) Loan maturity date pursuant to a Provisional Workout Arrangement entered into betwee between borrower and the U.S. Department of Housing and Urban Development. Borrower is currect under these arrangements as of the date of this Prospectus.

<PAGE 11>

         The following table sets forth the current monthly cash flow from each of the properties underlying the Company's portfolio loans, the monthly debt service payable to participants and refinance lenders and the current monthly payment with respect to the Company's retained interest:

                                           Monthly Debt           Monthly
                       Monthly Cash        Service on            Payment to
           Property     Flow from          Refinancing         the Company's
            Number    Property (1)(2)   or Participations(3)    Interest (2)
           --------   ---------------   --------------------   -------------

              001       $  30,533         $  17,626             $  12,907
              002           5,964             4,875                 1,089
              003           7,000             6,058                   942
              004           8,107             7,280                   827
              005          12,158             6,825                 5,333
              006          21,176             8,021                13,155
              007          20,400            20,400                   -
              008          23,971            10,670                13,301
              009          19,829             7,359                12,470
              010           6,750             4,875                 1,875
              011           8,000             5,566                 2,434
              012          15,833            10,317                 5,516
              013          19,000            15,833                 3,167
              014         107,218            58,551                48,667
              015          29,278            27,330                 1,948
              016          20,557            19,500                 1,057
              017           9,068             5,415                 3,653
              018          24,827  (4)       15,998                 8,829
              019          36,000            25,300                10,700
              020          22,667            20,884                 1,783
              021          16,577            16,331                   246
              022          25,408             8,075                17,333
              023           6,206             2,273                 3,933
              024          26,777               -                  26,777
                         --------          --------              --------
                         $496,527          $303,586              $192,941
                         ========          ========              ========

(1) "Cash Flow" as used herein is that amount equal to the operating revenues from property operations less operating expenses, including real estate and other taxes pertaining to the property and its operations, and before depreciation, amortization and capital expenditures.
(2) Except as set forth in note (4), monthly cash flow from each of the properties has been calculated as the average monthly amount during the three months ended September 30, 1996.
(3) Monthly debt service consists of required payments of principal, interest and other regularly recurring charges payable to the holder of the refinancing loan or participation.
(4) Includes one-fourth of an annual payment of $110,000 received in December of each year.

         All of the Company's portfolio loans are currently performing in accordance with the terms set forth in their respective Forbearance Agreements or remainder interest notes.

<PAGE 12>

ACCOUNTING FOR DISCOUNTED LOANS

         The difference between the Company's cost basis in a loan and the sum of projected cash flows from, and the appraised value of, the underlying property is accreted into interest income over the estimated life of the loan using a method which approximates the level interest method. The projected cash flows from the property are reviewed on a regular basis and changes to the projected amounts reduce or increase the amounts accreted into interest income over the remaining life of the loan on a method approximating the level interest method.

         The Company records the investments in its loan portfolio at cost, which is significantly discounted from the face value of, and accrued interest and penalties on, the notes. This discount totaled $9.8 million, $16.1 and $40.0 at September 30, 1994, 1995 and 1996, respectively. The cost basis in the various loans is periodically reviewed to determine that it is not greater than the sum of the projected cash flows and the appraised value of the underlying properties. If the cost basis were found to be greater, the Company would provide, through a charge to operations, an appropriate allowance. For the years ended September 30, 1994, 1995 and 1996, no such provision was required.

         Gains on the sale of a participation in or refinancings of a portfolio loan are allocated between the portion of the loan sold or refinanced and the portion retained based upon the fair value of those respective portions on the date of sale or refinance. The fair value of the loan is the current appraised values of the property underlying the loan. Any gain recognized on a sale of a participation or a refinancing is brought into income on the date of such sale or refinancing.

COMPETITION

         Although the asset acquisition and resolution business is intensely competitive in virtually all of its aspects, the Company's focus on the acquisition of relatively small troubled commercial real estate loans subject to complex and/or contentious situations is a niche in which the Company's believes there are relatively few, specialized investors. In the overall market for the acquisition of real estate obligations, however, there are a substantial number of competitors (including investment partnerships, financial institutions, investment companies, public and private mortgage funds and other entities), many of which possess far greater financial resources than the Company. The Company's ability to add to its loan portfolio will depend on its success in obtaining funding for the acquisition of additional mortgages. In raising such funds in the financial capital markets, the Company will have to compete for capital based largely on the Company's overall financial performance and, more specifically, the performance of the Company's loan portfolio.


EQUIPMENT LEASING

GENERAL

         The Company conducts its leasing operations through three separate corporate divisions: Fidelity Leasing, Inc. ("FLI"), which conducts the Company's small ticket leasing operations; F.L. Partnership Management, Inc. ("FLPM"), which manages six public leasing partnerships formerly managed by Fidelity; and FL Financial Services, Inc. ("FLFS"), which provides lease finance placement and advisory services. The Company's primary focus is on the development of FLI and its small ticket leasing operation, which has only recently commenced operations.

<PAGE 13>

FLPM's operations will be reduced over the next several years as partnership assets are sold and cash is distributed back to the investors. FLPM does not anticipate forming new limited partnerships in the future. FLFS will continue to operate its lease finance placement and advisory business which, while profitable, is not expected to constitute a material source of revenues for the Company.

STRATEGY

         FOCUS ON SMALL TICKET LEASING. The Company focuses on leasing equipment costing between $5,000 and $100,000. By so doing, the Company takes advantage not only of the background and expertise of its leasing management team (which previously had managed the United States small ticket leasing operations of Tokai Bank), but also of the servicing platform the Company has acquired and developed, which has the capacity to monitor the large amounts of equipment and related assets involved in a small-ticket leasing operation. In addition, small ticket items represent a substantial portion of the equipment sought by small business, a segment of the end-user market the Company believes is under-served by equipment lessors, banks and other financial institutions, which affords the Company a niche market with significant growth potential. Moreover, the small size of a typical transaction relative to the Company's total lease portfolio reduces the Company's credit risk exposure from any particular transaction.

         FOCUS ON VENDOR PROGRAMS, PARTICULARLY WITH SMALLER MANUFACTURERS. The significant majority of equipment leased to end-user customers by the Company will be purchased from manufacturers or regional distributors with whom the Company is establishing vendor programs. In so doing, the Company utilizes the manufacturer's or distributor's sales organization to gain access to the manufacturer's end-user base without incurring the costs of establishing independent customer relationships. The vendor relationship will typically provide for the upgrade, refurbishment and remarketing of equipment purchased and leased by the Company. Through these relationships, and particularly with respect to the vendor's involvement in remarketing the equipment, the Company's profit opportunity from residual sales or re-leasing of equipment is enhanced. The Company is actively pursuing the establishment of multiple vendor programs in an effort to reduce its reliance on any one vendor and, thus, to reduce the risk of tying the success of the Company's leasing operations to the continuation of a relationship with one (or a small group) of vendors. The Company has currently established programs with five manufacturers or distributors. The Company emphasizes the establishment of vendor programs with smaller manufacturers (those likely to generate $10 million or less annually in equipment leases) and regional distributors. Historically, the Company's primary competitors, most of whom are far larger than the Company, target vendors with substantially larger leasing volumes. As a result, the Company's targeted group of vendors often do not have a relationship with an equipment finance provider, again offering the Company a market niche with significant growth potential.

         FOCUS ON LEASING TO SMALL BUSINESSES. The Company focuses its marketing programs and resources on lease programs for small business end-users (generally those with 500 or fewer employees). Because small business end-users frequently are unable to provide standardized financial information for credit analysis (for example, audited financial statements), the Company believes that these end-users may be perceived by the Company's larger competitors as less desirable credit risks thereby reducing competition for their business and creating a niche market the Company believes it can profitably serve. The Company has acquired and developed credit evaluation and scoring systems (based upon credit evaluation services provided by Dun & Bradstreet) which it believes significantly reduce the perceived credit risk. The Company also believes that small business end-users, while sensitive to the size of a monthly lease payment,

<PAGE 14>

are less sensitive than large end-users to the interest rate structure of a lease, allowing the Company to increase its yield by lengthening lease terms to lower monthly rent. The Company currently offers lease terms of from two to five years to meet the needs of its end-users.

         FOCUS ON FULL-PAYOUT LEASES. The Company seeks to reduce the financial risk associated with the lease transactions it originates through the use of full payout leases. The principal benefit from this lease format is the repayment to the Company during the lease term of its invested capital plus an amount sufficient to cover its transaction costs and, typically, a return on its invested capital. The Company seeks to substantially increase this return through amounts received upon remarketing the equipment or through continued leasing of the equipment after expiration of the initial lease term.

         FOCUS ON PROVIDING SERVICE. The Company provides service and support to its small business customers and vendors by seeking to minimize the time required to respond to customer applications for lease financing and by providing sales training programs to its vendors and their sales staff (which it customizes to their particular needs) regarding the use of lease financing for marketing purposes to increase a vendor's equipment sales and market share. The Company has acquired and developed proprietary management systems to assist it in providing lease quotes and application decisions to its customers, generally within 24 hours after receipt of a request.

INDUSTRY OVERVIEW

         Equipment leasing is a significant factor in the financing of productive assets by United States businesses. According to the ELA, a leading industry trade association, of the estimated $571.1 billion of such capital expenditures in 1995 (up from $296.2 billion in 1986), $160.7 billion (up from $85.0 billion in 1986) represented lease financing. The ELA further estimates that total capital expenditures will increase to $582.1 billion in 1996, of which $169.1 billion (or 29%) will be acquired through leasing, a leasing growth rate of 5.6%, slightly less than the average annual rate of 6.5%.

         The Company's targeted market is businesses with less than 500 employees and leases involving equipment with a cost of under $100,000. According to studies conducted by the U.S. Small Business Administration, in 1991 there were 5.7 million such businesses and an additional 8.9 million sole proprietorships. A 1995 survey conducted by the Federal Reserve Board found that, in 1993, 9.2% of all small businesses used equipment leasing services (not including vehicle leases), 14.0% used credit lines or loans to acquire equipment and 7.5% obtained one or more leases from a leasing company. Moreover, in a 1995 survey of its membership, the ELA found that 30% of all new leasing volume (by dollar amount) was for equipment costing under $100,000, while 47.8 % of all new leasing volume (by number of transactions) was for equipment costing under $100,000.

         According to the ELA, approximately 80% of all United States businesses lease some portion of their equipment. Leasing enables a company to obtain equipment it needs, while preserving cash flow and often receiving favorable accounting and tax treatment. Leasing, particularly with shorter term leases, also provides a lessee with greater flexibility than ownership in the event it outgrows its equipment or requires equipment upgrades. The Company believes that small businesses are becoming more aware of the economic benefits offered by equipment leasing, and that small business leasing will therefore become an increasingly important segment of the leasing market.

<PAGE 15>

SMALL TICKET LEASING

         The Company offers full pay-out leases with options, exercisable by the lessee at the end of the lease term, either to purchase the equipment at fair market value, to purchase the equipment for a fixed price negotiated at the time the lease is signed, or to continue as a lessee on a month-to-month basis. A "full pay-out lease" is a lease under which the non-cancelable rental payments due during the initial lease term are at least sufficient to recover the purchase price of the equipment under the lease and related acquisition fees. The Company's leases have a provision which requires the lessee to make all lease payments under all circumstances. The leases are also net leases, requiring the lessee to pay (in addition to rent) any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The Company also offers lease terms of between two to five years and will consider other lease terms in appropriate circumstances.

         Equipment types initially being financed include telecommunication systems, medical diagnostic and treatment equipment, document processing and storage equipment, small manufacturing machines and office furniture. The Company will vary the equipment categories in which it is willing to lease based upon the demands of its small business customers.

         The Company has developed credit evaluation and lease administration systems based upon systems the Company acquired from Fidelity. The credit evaluation system, known as the "Small Business Credit Scoring System," is intended to respond to the inability of small businesses to supply standardized financial information for credit analysis (for example, audited financial statements). The system operates by assigning point amounts, or "scores," to various factors (such as business longevity, type of business, payment history, bank account balances and credit ratings) deemed relevant by the Company in determining whether an end-user is a creditworthy lessee. The scoring system declines approval of end-users with low scores, approves end-users with high scores and refers mid-range scores to credit analysts for further consideration and decision. Information is obtained from the end-user, from reports by standard credit reporting firms and from reports provided by consumer credit bureaus. The credit scoring system is also based upon industry data and the past experience of the Company and will be reviewed and modified as required in response to actual portfolio performance. Financial statements may be required for larger transactions (in the $30,000 to $100,000 range) as a complement to the scoring system.

         The Company oversees its leasing program through a lease administration and management system, known as the "Fidelity Asset Tracking System." The system currently administers 520 leases with respect to more than 12,500 pieces of equipment for six public leasing partnerships managed by FLPM and has the capacity to administer leases with respect to more than 200,000 pieces of equipment. The system controls invoicing, collection, sales and property taxes and financial and other reporting to management (including reports regarding regular payments, payment shortages, advance payments, security deposits, insurance payments and late or finance charges). The Company will supplement the system with an internal audit department (which will evaluate the safeguarding of assets, reliability of financial information and compliance with the Company's credit policies) and a collection department.

         The Company is marketing its leasing services primarily through the establishment of vendor programs. The Company has currently entered into vendor program relationships with five vendors: Minolta Corporation (copiers), Celsis Incorporated (microbial testing systems), American Marabacom Communications (Teleco) (telephone systems), CSi (test equipment) and ATI Communications (telephone systems). In addition, Lucent Technologies

<PAGE 16>

(telecommunications equipment) has designated the Company as an authorized lessor for its dealer distribution channel. Under a typical vendor program, the Company will work with the vendor and the lessee to structure the lease, finance the lease, purchase the related equipment and administer the lease, including providing all billing and collection services (except for private-label leasing, referred to below). At the end of the initial lease term, the Company and the vendor will typically coordinate the re-marketing of the equipment. The Company seeks to establish vendor relationships by (i) obtaining manufacturers' endorsements of the Company's finance programs, (ii) offering inventory financing credit lines to a manufacturer's vendors, (iii) developing customized sales training programs to offer to vendors and (iv) assisting the manufacturers and their vendors in establishing a sales package including the lease financing provided by the Company. The Company anticipates that it will also compete by establishing private-label leasing programs with its vendors. Private-label leasing involves the lease by a vendor of its own equipment on a lease form bearing the vendor's name as lessor (but otherwise identical to the Company's lease form), the sale of the lease and equipment to the Company, and the provision of basic administrative services by the vendor (such as billing and collecting rent). The Company will provide assistance, particularized rental payment structures and other customized lease terms, remarketing, customized invoicing and management information reports. The Company also seeks to develop programs marketing directly to end-user groups, primarily through small business affinity groups or associations, participation in trade shows and conventions, and media advertising.

         It is anticipated that a significant portion of the Company's revenues from leasing operations will be derived from residuals. The Company anticipates that residuals will principally involve the original end-users; however, equipment not sold or re-leased to end-users will be disposed of in the secondary market. While residual realization is generally higher with original end-users than in the secondary market, the secondary market (essentially, networks of distributors and dealers in various equipment categories) is well developed in the product categories the Company intends to pursue and transactions in these product categories have historically resulted in residual recoveries, on average, equal to the book value of the equipment. Equipment reacquired by the Company prior to lease termination (through lease default or otherwise) will be sold in the secondary market.

PARTNERSHIP MANAGEMENT

         The Company acts as the general partner and manager of six public limited partnerships formed between 1985 and 1990 with total assets at September 30, 1996 of $39.9 million, including $24.2 million (book value) of equipment with an original cost of $71.0 million. A seventh partnership completed its operations in the first quarter of fiscal 1996. The partnerships lease computer and related peripheral equipment to investment grade, middle market, capital intensive companies. The principal stated objective of each of the limited partnerships is to generate leasing revenues for distribution to the investors in the partnerships.

         For its services as general partner, the Company receives management fees, an interest in partnership cash distributions and a reimbursement of specified expenses related to administration of the partnerships (including costs of non-executive personnel, legal, accounting and third-party contractor fees and costs, and costs of equipment used in a partnership's behalf). Management fees range from 3% to 6% of gross rents except that, if leases are full payout leases, management fees range from 1% to 3% of gross rents. In four of the partnerships, management fees are subordinated to the receipt by limited partners of a cumulative annual cash distribution of 11% (two partnerships) or 12% (two partnerships) of the limited partners' aggregate investment. The Company's interest, as general partner, in cash distributions from the

<PAGE 17>

partnerships is 5% (one partnership), 3.5% (one partnership) and 1% (four partnerships).


FINANCE PLACEMENT AND ADVISORY

         The Company also operates a lease finance placement and advisory business which focuses on two related types of leasing transactions: the origination of leases by others and the identification of third-party lease funding sources. Lease transactions generated by the division are generally full payout leases. The Company generally receives between 1% and 4% of the equipment cost at the time the transaction is closed for its services in arranging a transaction. In some of the transactions it generates, the Company also enters into a remarketing agreement that entitles it to fees upon residual sale. During fiscal 1996 lease finance and placement generated revenues of $650,000.

COMPETITION

         The Company believes that, although the small ticket leasing business has experienced substantial consolidation in the past few years, the business of equipment leasing remains highly competitive. The Company believes, however, that small ticket leasing, to be viable, requires the financing and monitoring of large amounts of equipment and related assets. Because of the complexity and cost of developing and maintaining the platforms and vendor programs to handle such high volumes, the Company believes that there are substantial barriers to others entering into this business. Accordingly, the Company believes that its principal competitors are and will be primarily major financial institutions and their affiliates. The Company also believes that the scale on which these competitors generally operate inhibits their attention to the needs of the Company's targeted market of small manufacturers and regional distributors and provides the Company with an under-served market niche.

ENERGY OPERATIONS

GENERAL

         The Company produces natural gas and, to a lesser extent, oil from locations principally in Ohio, Pennsylvania and New York. At September 30, 1996, the Company had (either directly or through partnerships and joint ventures managed by it) interests in 769 wells (of which the Company operates 579 wells), 310 miles of natural gas pipelines and 66,000 acres of mineral rights. Natural gas produced from wells operated by the Company is collected in gas gathering pipeline systems owned by partnerships managed by the Company (and in which the Company also has an interest) and by systems directly owned by the Company, and is sold to a number of customers, such as gas brokers and local utilities, under a variety of contractual arrangements. Oil produced from wells operated by the Company is sold at the well site to regional oil refining companies at the prevailing spot price for Appalachian crude oil.

<PAGE 18>

WELL OPERATIONS

         The following table sets forth information as of September 30, 1996 regarding productive oil and gas wells operated by the Company for the partnerships it manages as well as its own account both in gross and net to the Company's interest:

                                           Number of Productive Wells
                                           --------------------------
                                            Gross(1)           Net(1)
                                            --------           ------

         Oil Wells. . . . . . . . . . . .      186                37
         Gas Wells. . . . . . . . . . . .      583               397
                                               ---               ---
            Total . . . . . . . . . . . .      769               435
                                               ===               ===

---------------------------------
(1) Includes the Company's equity interest in wells owned by 52 partnerships and joint ventures. Does not include royalty or overriding interests held by the Company.

         The following table sets forth net quantities of oil and natural gas produced, average sales prices, and average production (lifting) costs per equivalent unit of production, for the periods indicated, including the Company's equity interests in the production of 52 partnerships and joint ventures, for the periods indicated.

                  Production        Average Sales Price   Average Lifting Cost
             ---------------------  -------------------   --------------------
Fiscal Year  Oil (bbls)  Gas (mcf)   per bbl   per mcf    per Equivalent mcf(1)
-----------  ----------  ---------   -------   -------    ---------------------

   1996        33,862    1,165,477    $18.53    $2.34            $1.04
   1995        36,420    1,198,245    $16.74    $2.31            $1.06
   1994        34,002    1,161,685    $15.74    $2.45            $1.00
   1993        30,788    1,178,727    $18.64    $2.39            $1.08

-----------------------------------
(1) Oil production is converted to mcf equivalents at the rate of six mcf per barrel.

         Neither the Company nor the partnerships and joint ventures it manages are obligated to provide any fixed quantities of oil or gas in the future under existing contracts.

EXPLORATION AND DEVELOPMENT

         The following table sets forth information with respect to the number of wells completed in Ohio and New York (the only areas in which Company drilling activities occurred) at any time during fiscal 1993, 1994, 1995, and 1996, regardless of when drilling was initiated.

              Exploratory Wells              Development Wells
              -----------------              -----------------
         Productive         Dry         Productive         Dry
         ----------        -----        ----------        -----
        Gross    Net   Gross    Net    Gross    Net    Gross    Net
        -----    ---   -----    ---    -----    ---    -----    ---
1996     3.0     .52    1.0     .29     2.0     1.50     -       -
1995     3.0     .36    2.0     .36     1.0      .87    2.0     1.75
1994     2.0     .18    2.0    1.18      -       -       -       -
1993      -      -       -      -        -       -       -       -


All drilling has been on acreage held by the Company. The Company does not own its own

<PAGE 19>

drilling equipment; rather, it acts as a general contractor for well operations and subcontracts drilling and certain other work to third parties.

OIL AND GAS RESERVE INFORMATION

         An evaluation of the Company's estimated proved developed oil and gas reserves as of September 30, 1996, was verified by E.E. Templeton & Associates, Inc., an independent petroleum engineering firm. Such study showed, subject to the qualifications and reservations therein set forth, reserves of 12.9 million mcf of gas and 310,000 barrels of oil at September 30, 1996. See Note 13 to the Consolidated Financial Statements.

         The following table sets forth information with respect to the Company's developed and undeveloped oil and gas acreage as of September 30, 1996. The information in this table includes the Company's equity interest in acreage owned by 52 partnerships and joint ventures.

                                   Developed Acreage        Undeveloped Acreage
                                  -------------------      --------------------
                                   Gross          Net       Gross         Net
                                  ------       ------      ------       ------

         Arkansas . . . . . . . .  2,560          403         -            -
         Kansas . . . . . . . . .    160           20         -            -
         Louisiana. . . . . . . .  1,819          206         -            -
         Mississippi. . . . . . .     40            3         -            -
         New York . . . . . . . . 12,861       10,738      14,599       13,558
         Ohio . . . . . . . . . . 34,961       28,111      11,335       10,296
         Oklahoma . . . . . . . .  4,243          635         -            -
         Pennsylvania . . . . . .  2,365        1,742         -            -
         Texas. . . . . . . . . .  4,520          209         -            -
                                  ------       ------      ------       ------
                                  63,529       42,067      25,934       23,854
                                  ======       ======      ======       ======

         The terms of the oil and gas leases held by the Company's managed partnerships and by the Company for its own account vary, depending upon the location of the leased premises and the minimum remaining terms of undeveloped leases, from less than one year to five years. Rentals of approximately $7,600 were paid in fiscal 1996 to maintain leases on such acreage in force.

         The Company believes that the partnership, joint venture and Company properties have satisfactory title. The developed oil and gas properties are subject to customary royalty interests generally contracted for in connection with the acquisition of the properties, burdens incident to operating agreements, current taxes and easements and restrictions (collectively, "Burdens"). Presently, the partnerships and the Company are current with respect to all such Burdens.

         At September 30, 1996, the Company had no individual interests in any oil and gas property that accounted for more than 10% of the Company's proved developed oil and gas reserves, including the Company's interest in reserves owned by 52 partnerships and joint ventures.

<PAGE 20>

PIPELINE OPERATION

         The Company operates, on behalf of three limited partnerships of which it is both a general and limited partner (in which it owns 13%, 46% and 22% interests), and for its own account, various gas gathering pipeline systems totaling approximately 310 miles in length. Such pipeline systems are located in Ohio, New York and Pennsylvania.

WELL SERVICES

         The Company provides a variety of well services to wells of which it is the operator and to wells operated by independent third party operators. These services include well operations, petroleum engineering, well maintenance and well workover and are provided at rates in conformity with general industry standards.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The Company contracts for drilling rigs and purchases tubular goods necessary for the drilling and completion of wells from a substantial number of drillers and suppliers, no one of which supplies a significant portion of the Company's annual needs. During fiscal 1995 and fiscal 1996 to date, the Company faced no shortage of such goods and services. The duration of the current supply and demand situation cannot be predicted with any degree of certainty due to numerous factors affecting the oil and gas industry, including selling prices, demand for oil and gas, and governmental regulations.

MAJOR CUSTOMERS

         The Company's natural gas is sold under contract to various purchasers. For the year ended September 30, 1996, gas sales to two purchasers accounted for 13% and 29% of the Company's total production revenues. Gas sales to one purchaser individually accounted for approximately 16% and 15% of total revenues from energy production for fiscal 1994 and 1995, respectively.

COMPETITION


         The oil and gas business is intensely competitive in all of its aspects. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers. Domestic oil and gas sales are also subject to competition from foreign sources. Moreover, competition is intense for the acquisition of leases considered favorable for the development of oil and gas in commercial quantities. The Company's competitors include other independent oil and gas companies, individual proprietors and partnerships. Many of these entities possess greater financial resources than the Company. While it is impossible for the Company to accurately determine its comparative industry position with respect to its provision of products and services, the Company does not consider its oil and gas operations to be a significant factor in the industry.

<PAGE 21>

MARKETS

         The availability of a ready market for oil and gas produced by the Company, and the price obtained therefor, will depend upon numerous factors beyond the Company's control including the extent of domestic production, import of foreign natural gas and/or oil, political instability in oil and gas producing countries and regions, market demands, the effect of federal regulation on the sale of natural gas and/or oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and/or oil and the proximity, availability and capacity of pipelines and other required facilities. Currently, the supply of both crude oil and natural gas is more than sufficient to meet projected demand in the United States. These conditions have had, and may continue to have, a negative impact on the Company through depressed prices for its oil and gas reserves.

GOVERNMENTAL REGULATION

         The exploration, production and sale of oil and natural gas are subject to numerous state and federal laws and regulations. Compliance with the laws and regulations affecting the oil and gas industry generally increases the Company's costs of doing business and consequently affects its profitability. Inasmuch as such regulations are frequently changing, the Company is unable to predict the future cost or impact of complying with such regulations. The Company is not aware of any pending or threatened matter involving a claim that it has violated environmental regulations which would have a material effect on its operations or financial position.


EMPLOYEES

         As of September 30, 1996, the Company employed 65 persons.


ITEM 2.  PROPERTIES

         The Company's executive office and headquarters for asset acquisition and resolution operations is in Philadelphia, and is leased under an agreement providing for rents of $49,600 per year through May 2000. The Company's equipment leasing headquarters is located in Ambler, Pennsylvania, and is leased under agreements providing for rents of $125,000 per year through November 2000. The Company owns a 9,600 square foot office building and related land in Akron, Ohio, housing its energy and accounting operations. The Company also maintains two energy field offices in Ohio and New York and an equipment lease brokerage office in California. Rents paid for fiscal 1996 for these offices totalled $188,900.


ITEM 3.  LEGAL PROCEEDINGS

       The Company and its subsidiaries are party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or operations of the Company.

<PAGE 22>

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On September 9, 1996, the Company held a special shareholders' meeting seeking approval of a proposed amendment to the Certificate of Incorporation of the Company to increase the total number of shares of capital stock authorized to 9 million shares of which 6.5 million shares were to be Class A Common Stock,
1.5 million shares were to be Class B Common Stock and 1 million shares were to be Preferred Stock. The tabulation of votes was as follows:

         In Favor         Against          Abstain          Broker Non-Votes
         --------         -------          -------          -----------------

         1,531,825        32,741           10,870                 0



                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

       The Company's Common Stock is quoted on Nasdaq under the symbol "REXI." The following table sets forth the high and low sale prices, as reported by Nasdaq, on a quarterly basis for the Company's last two full fiscal years.

         1996 (fiscal)                         High              Low
         --------------                       ------            ------

         Fourth Quarter . . . . . . . . .     $17.50            $12.00
         Third Quarter. . . . . . . . . .      21.19             12.83
         Second Quarter . . . . . . . . .      16.23              7.43
         First Quarter. . . . . . . . . .       8.63              6.58


         1995 (fiscal)                         High              Low
         --------------                       ------            ------

         Fourth Quarter . . . . . . . . .      $8.68             $4.80
         Third Quarter. . . . . . . . . .       5.43              4.18
         Second Quarter . . . . . . . . .       4.80              4.18
         First Quarter. . . . . . . . . .       4.90              4.18


       As of December 20, 1996, there were 3,550,928 shares of Common Stock outstanding held of record by 785 persons.

<PAGE 23>

       The Company has paid regular quarterly cash dividends since August 31, 1995, as follows:

         Dividend Payment Date            Per Share Dividends
         ---------------------            -------------------
         August 30, 1996                         $.10
         May 31, 1996                            $.10
         February 29, 1996                      $.094
         November 30, 1995                      $.089
         August 31, 1995                        $.089


       The Board of Directors, at a meeting held September 24, 1996, authorized payment on November 29, 1996 of a dividend of $.10 per share to shareholders of record on November 15, 1996.

       The Company declared and paid 6% stock dividends in January 1996 and April 1996, and effected a five-for-two stock split in the form of a 150% stock dividend in May 1996. Under the terms of a senior secured note payable, the payment of dividends on the Company's common stock is restricted unless certain financial tests are met.

ITEM 6.       SELECTED FINANCIAL DATA

       Selected financial data as of and for the five years ended September 30, 1996 are as follows (all amounts in thousand except per share data):

                                         Fiscal Year Ended September 30,
                                 --------------------------------------------
                                 1996      1995      1994      1993      1992
                                 ----      ----      ----      ----      ----
Revenues
   Asset acquisition and
      resolution               $ 7,171   $ 6,114   $ 2,522   $   606   $   182
   Equipment leasing             4,466       -         -         -         -
   Energy production             3,421     3,452     3,442     3,409     3,474
   Energy services               1,736     1,880     2,080     2,445     2,676
   Interest                        197       148       136       106       231
                               -------   -------   -------   -------   -------
     Total Revenues             16,991    11,594     8,180     6,566     6,563

Income (loss) from continuing
   operations before
   income taxes                  7,353     3,344     1,209       634      (506)
Provision (benefit) for
   income taxes                  2,206       630      (100)       44      (100)
Income (loss) from continuing
   operations                    5,147     2,714     1,309       590      (406)

Net income (loss) per share
   (primary)                      1.88      1.23       .64       .30      (.21)
Cash dividends per common share    .38       .09       -         -         .13


Balance Sheet Data
   Total assets                 43,959    37,550    34,796    25,231    24,940
   Long-term debt less
      current portion            8,966     8,523     8,627       813       972
   Stockholders' equity         31,123    26,551    24,140    22,861    22,563

<PAGE 24>

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

       The Company's operating results and financial condition over the past several years reflects its shift in focus from its pre-existing energy businesses to the development of specialty finance businesses. Between the fiscal years 1994 and 1996, the Company's asset acquisition and resolution operations grew from 31% of the Company's gross revenues and 30% of its total assets to 42% of gross revenues and 50% of total assets. Equipment leasing expanded in the year ended September 30, 1996 from 0% of gross revenues and 2% of its total assets to 26% of gross revenues and 5% of its total assets. Oil and gas revenues (including energy services) declined from 68% of the Company's gross revenues in fiscal 1994 to 30% of gross revenues in fiscal 1996, while related assets declined from 37% of total assets to 26% in the same period, as the Company focused its efforts on expanding its asset acquisition and resolution operations and on the development of its equipment leasing operation. While the Company has generated only a small amount of revenue from its leasing operations (as distinguished from its lease servicing and partnership management revenues), it anticipates that both revenues from, and assets used in, its leasing operations will grow significantly during fiscal 1997 (although there can be no assurance that this will be the case).

RESULTS OF OPERATIONS: ASSET ACQUISITION AND RESOLUTION
       The following table sets forth certain information relating to the income recognized on the Company's commercial real estate loan portfolio during the periods indicated:

                                                 Years Ended September 30,
                                                1996        1995        1994
(Dollars in thousands)                          ----        ----        ----

Interest. . . . . . . . . . . . . . . . . .  $   1,899   $   2,246   $     799
Accreted discount . . . . . . . . . . . . .        954       1,176         602
Fees. . . . . . . . . . . . . . . . . . . .        675         963          25
Gains on refinancings and
  sale of participations  . . . . . . . . .      3,643       1,729       1,096
                                             ---------   ---------   ---------
Total . . . . . . . . . . . . . . . . . . .  $   7,171   $   6,114   $   2,522
                                             =========   =========   =========

Average balance of
     investment, net  . . . . . . . . . . .  $  19,804   $  17,683   $   8,179

Yield on net average balance  . . . . . . .      36.2%       34.6%       30.8%

       Revenues from asset acquisition and resolution operations increased to $7.2 million in fiscal 1996 from $6.1 million in fiscal 1995 and $2.5 million in fiscal 1994. These increases were attributable to increases of 111% (1996) and 58% (1995) in gains recognized on the refinancing of loans and sale of participations in loans held by the Company. Fees decreased 30% in 1996

<PAGE 25>

as compared to 1995 and increased significantly in 1995 as compared to 1994, due to a reduction in the number of refinancings of, and sales of participations in, certain of the Company's portfolio loans occurring during 1996 as compared to 1995, and an increase in the number of such refinancings and sales of participations in 1995 as compared to 1994. The Company sold participation interests in or refinanced eight and eleven loans during fiscal years 1996 and 1995 (representing an aggregated Company investment of $21.6 and $13.2 million), respectively, as compared to $1.1 million on the refinancing of one loan (representing an aggregate Company investment of $943,000) in fiscal 1994.

       During fiscal 1996, the Company purchased or originated nine real estate loans, for a total cost of $15.1 million, as compared to seven loans for a total of $13.6 million in fiscal 1995 and two loans for a total of $2.5 million in fiscal 1994. In addition, the Company increased its investment in certain existing loans by $1.7 million in fiscal 1996, $1.3 million in fiscal 1995 and $717,000 in fiscal 1994 for purposes of paying for property improvement costs, unpaid taxes and similar items relating to properties underlying portfolio loans. All such items had been anticipated by the Company at the time of loan acquisition and included in its analysis of loan costs and yields. In addition, in fiscal 1996 the Company increased its investment in loans by $535,000 in connection with its repurchase of PICO loan participations to facilitate borrower refinancings and received a note for $317,000 (thus increasing its investment in loans) in connection with granting its consent to the sale (subject to the Company's existing mortgage loan) of another property by a borrower. Asset acquisition and resolution expenses decreased 35% in fiscal 1996 and rose significantly in 1995 compared to fiscal 1994. The decrease from fiscal 1995 to fiscal 1996 was a result of lower legal costs, which were in turn due to a lesser number of refinancings of, and participations sold in, the Company's portfolio loans. The increase from fiscal 1994 to fiscal 1995 was primarily a result of higher legal and personnel costs associated with the expansion of these operations. As a consequence of the foregoing, the Company's gross profit (asset acquisition and resolution revenues less related expenses including depreciation and amortization but without allocation of corporate overhead) from asset acquisition and resolution operations increased from $2.3 million for fiscal 1994 to $5.3 million for fiscal 1995 (134%) and to $6.7 million for fiscal 1996 (25%).

RESULTS OF OPERATIONS: EQUIPMENT LEASING

       Equipment leasing revenues recognized to date represent fees (including reimbursement of administrative costs) associated with managing portfolios of equipment leases owned by limited partnerships in which a subsidiary of the Company is a general partner, as well as the Company's pro rata share of income from these partnerships and lease brokerage fees. The Company acquired this business in September 1995 and accordingly, did not recognize revenues from this sector until after the completion of fiscal 1995. At September 30, 1996, the Company acted as general partner for six limited partnerships which held a total of $24.2 million (book value) in lease assets. For the year ended September 30, 1996, the Company's servicing revenues from these equipment leasing partnerships were $1.1 million and its reimbursement of administrative costs was $1.4 million. The Company also received revenues in the period of $1.3 million from its interests in the equipment leasing partnerships and $650,000 from its lease brokerage operations.

       Equipment leasing expenses include costs incurred in the management of equipment leasing

<PAGE 26>

partnerships in which the Company is a general partner. In accordance with the terms of the related partnership agreements, the Company is reimbursed by the partnerships for certain general and administrative expenses incurred and allocable, directly or indirectly, to the partnerships. Such reimbursements are included in equipment leasing revenue.

       Expenses associated with the start-up of the Company's "small ticket" equipment leasing operation amounted to $411,000 for the year ended September 30, 1996. This new business segment is expected to grow significantly during fiscal 1997 although there can be no assurance that this will be the case.

RESULTS OF OPERATIONS: ENERGY

       Oil and gas revenues from production sales remained essentially constant for fiscal years 1994, 1995 and 1996.

       A comparison of oil and gas sales revenue, daily production volumes, and average sales prices for the years indicated is as follows:

                                            Year Ended September 30,
                                       1996           1995          1994
Sales (in thousands)                   ----           ----          ----

   Gas(1) . . . . . . . . . . . . .  $ 2,722        $ 2,762       $ 2,851
   Oil. . . . . . . . . . . . . . .      627            610           535
Production volumes
   Gas (mcf/day)(1) . . . . . . . .    3,184          3,283         3,183
   Oil (bbls/day) . . . . . . . . .       93            100            93
Average sales prices
   Gas (per mcf). . . . . . . . . .  $  2.34        $  2.31       $  2.45
   Oil (per bbl). . . . . . . . . .    18.53          16.74         15.74

(1) Excludes sales of residue gas and sales to landowners.

       Natural gas revenues from production sales decreased 1% in fiscal 1996 from fiscal 1995 due to a 3% decrease in production volumes partially offset by a 1% increase in the average price per mcf of natural gas. In fiscal 1995, natural gas revenues decreased 3% as a result of a 6% decrease in the average price per mcf of natural gas partially offset by a 3% increase in production volumes. Oil revenues increased by 3% in fiscal 1996 from fiscal 1995 due to an 11% increase in the average price per barrel which was partially offset by a 7% decrease in production volumes. In fiscal 1995, oil revenues increased by 14% over fiscal 1994 due to a 6% increase in the average price per barrel and a 7% increase in production volumes. Primarily as a result of these changes, the Company's gross profit from energy production (energy production revenues less energy production and exploration costs) increased from $1.4 million for fiscal 1994 to $1.7 million for fiscal 1995 (20%) and to $1.8 million for fiscal 1996 (7%).

       The Company continues to experience normally declining production from its properties located in New York State. This decline has been almost totally offset by the acquisition of additional well interests in Ohio. The Company participated in the drilling of three successful exploratory wells and two successful developmental wells during fiscal 1996. The impact on

<PAGE 27>

revenues from these wells, however, will not be fully realized or reflected on the Company's financial statements until fiscal 1997. In fiscal 1995, the Company participated in the drilling of three successful exploratory wells and recompleted one successful development well whose impact on revenues began to be realized in fiscal 1996.

       Energy services revenues decreased 8% in fiscal 1996 from fiscal 1995 and 10% in fiscal 1995 from fiscal 1994. These decreases resulted from a decrease in the number of wells operated for limited partnerships managed by the Company.

       A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas for fiscal years 1994, 1995 and 1996, is as follows:

Production Costs                           1996           1995           1994
                                           ----           ----           ----
As a percent of sales . . . . . . . .       42%            44%            40%
Gas (mcf) . . . . . . . . . . . . . .    $ 1.04         $ 1.06         $ 1.00
Oil (bbl) . . . . . . . . . . . . . .    $ 6.23         $ 6.36         $ 6.01

       Production costs decreased 5% ($81,000) from fiscal 1995 to fiscal 1996 as a result of a decrease in the number of wells requiring cleanout and workover operations. These operations are conducted on an as-needed basis and, accordingly, costs incurred by the Company may vary from year to year. Production costs increased 10% ($133,000) from fiscal 1994 to fiscal 1995, a result of the acquisition of limited partnership interests in certain oil and gas partnerships for which the Company serves as general partner and increased workover costs in the Company's Ohio fields of operation.

       Exploration costs decreased 30% ($69,000) in fiscal 1996 from fiscal 1995 and 64% ($405,000) in fiscal 1995 from fiscal 1994. The 1996 decrease resulted from a decrease in delay rentals and impairment of lease costs which resulted from a termination of certain leases in New York State in fiscal 1995 and reduced costs relating to dry holes. The 1995 decrease was due to decreases in impairment costs, costs relating to abandonment of non-producing properties and dry hole costs. During fiscal 1996 the Company participated in one exploratory dry hole and had lease impairments totalling $50,000. During fiscal 1995, the Company's participation in two exploratory dry holes and lease impairments and delay rentals totalled $145,000. During fiscal 1994, the Company's participation in two exploratory dry holes and the determination that an exploratory well drilled in a previous year was not capable of economic production along with lease impairments, totalled $547,000.

       Energy service expenses decreased $157,000 (15%) in fiscal 1996 from fiscal 1995 and $105,000 (9%) in fiscal 1995 from fiscal 1994. These decreases resulted from a decrease in the number of wells operated for third parties as a result of normal production declines and well repurchases by the Company.

       Depreciation, depletion and amortization consist primarily of amortization of costs relating to oil and gas properties. Amortization of oil and gas property costs as a percentage of oil and gas revenues was 23% in fiscal 1996, 27% in fiscal 1995 and 28% in fiscal 1994. The variance from year to year is directly attributable to changes in the Company's oil and gas reserve

<PAGE 28>

quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties. See Note 2 to the Consolidated Financial Statements.

       As a result of the foregoing, gross profit from energy services decreased from $653,000 for fiscal 1994 to $515,000 for fiscal 1995 and increased to $585,000 for fiscal 1996.

RESULTS OF OPERATIONS: OTHER INCOME (EXPENSE)

       General and administrative expense decreased 8% ($178,000) for the year ended September 30, 1996 as compared to the same period in 1995 primarily as a result of a decrease in executive compensation due to the death of a senior officer in July 1995. General and administrative expense increased 19% from fiscal 1994 to fiscal 1995. The increase in 1995 was a result of the payment of incentive compensation to executive officers.

       Interest expense decreased $219,000 from fiscal 1995 to fiscal 1996, and increased $781,000 from fiscal 1994 to fiscal 1995, reflecting the changes in borrowings to fund the growth of the Company's asset acquisition and resolution operations. In May 1994, the Company privately placed an $8.0 million Senior Note. In December 1994, the Company borrowed $2.5 million from Jefferson Bank and $2.0 million from PICO. The $2.5 million was repaid in June 1995 and the $2.0 million was repaid in September 1995.

       The Company's effective tax rate increased from (8%) in fiscal 1994 to 19% in fiscal 1995 and 30% in fiscal 1996. Both the 1996 and 1995 increases were the result of a continuing decrease in the generation of depletion (for tax purposes) and tax credits in relation to net income. The increase for fiscal 1995 also resulted, in part, from the one-time effect in 1994 of the reversal of a previously established valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

       Sources and (uses) of cash for the three years ended September 30, 1996, are as follows:

(Dollars in thousands)                       1996       1995    1994
                                             ----       ----    ----
Provided by operations. . . . . . . . . .   $ 2,959   $1,578   $2,258
Used in investing activities. . . . . . .    (1,060)  (6,113)  (2,518)
Provided by (used in) financing activities     (202)   4,395    2,096
                                            -------   ------   ------
                                            $ 1,697   $ (140)  $1,836
                                            =======   ======   ======

       The Company had $4.2 million in cash and cash equivalents on hand at September 30, 1996, as compared to $2.5 million at September 30, 1995 and $2.6 million at September 30, 1994. The Company's ratio of current assets to current liabilities was 3.7:1 at September 30, 1996 and 2.9:1 on each of September 30, 1995 and 1994. Working capital at September 30, 1996 was $4.4 million as compared to $2.6 million at both September 30, 1995 and September 30, 1994.

       Cash provided by operating activities increased $1.4 million, or 88%, during fiscal 1996, as compared to fiscal 1995, and decreased $681,000, or 30%, during fiscal 1995, as compared to fiscal 1994. The 1996 increase was primarily the result of an increase in operating income in the asset acquisition and resolution and equipment leasing businesses. The decrease in fiscal

<PAGE 29>

1995 was primarily the result of decreases in accounts payable and other accrued liabilities.

       The Company's cash used in investing activities decreased $5.1 million or 88% in fiscal 1996 as compared to fiscal 1995, and increased $3.6 million, or 143%, during fiscal 1995, as compared to 1994. The changes resulted primarily from changes in the amount of cash used to fund asset acquisition and resolution activities. The Company invested $15.1 million, $13.6 million and $2.5 million in the acquisition of nine, seven and two loans in fiscal years 1996, 1995 and 1994, respectively. In addition, the Company advanced funds on existing loans of $1.7 million, $1.3 million and $717,000 in fiscal years 1996, 1995 and 1994, respectively, and in fiscal 1996 increased its investment in certain existing loans by $852,000.

       Proceeds received upon refinancings or the sale of participations amounted to $18.5 million, $10.2 million and $2.1 million in fiscal years 1996, 1995 and 1994, respectively. Cash used for capital expenditures increased $280,000, or 34%, and decreased $219,000 or 21%, during fiscal years 1996 and 1995 over the previous periods. The 1996 increase includes $506,000 in capital expenditures relating to start-up of small ticket leasing operations. The 1995 decrease was due to a decrease in purchases of additional working interests in wells operated by the Company. During fiscal 1995 the Company also invested $877,000 in the acquisition of a leasing company (see Note 10 to the Consolidated Financial Statements). Cost of equipment acquired for lease represents the equipment cost and initial direct costs associated with the start up of small ticket leasing operations. The Company commenced leasing operations for its own account in June 1996 and began to write leases in August 1996.

       The Company's cash flow provided by financing activities decreased $4.6 million during fiscal 1996, as compared to fiscal 1995, and increased $2.3 million in fiscal 1995 as compared to fiscal 1994. During fiscal 1994, the Company issued the Senior Note in the amount of $8.0 million, of which $5.2 million was pledged, along with seven of the Company's portfolio loans, as collateral and restricted as to its usage. The Company was, however, free to use such restricted cash for the purpose of purchasing additional loans provided such purchased loans were immediately pledged in place of the utilized cash. During fiscal 1995, the Company (i) sold a $2.0 million loan participation,
(ii) borrowed $2.5 million and (iii) was able to release for corporate investment purposes $4.9 million of the restricted cash as a result of the purchase of loans for the Company's portfolio.

       In fiscal years 1996 and 1995, $756,000 and $161,000 were paid in dividends, respectively. The determination of the amount of future cash dividends, if any, to be declared and paid is in the sole discretion of the Company's Board of Directors (subject to loan covenants) and will depend on the various factors affecting the Company's financial condition and other matters the Board of Directors deems relevant.

INFLATION AND CHANGES IN PRICES

       Inflation affects the Company's operating expenses and increases in those expenses may not be recoverable by increases in finance rates chargeable by the Company. Inflation also affects interest rates and movements in rates may adversely affect the Company's profitability.

       The Company's revenues and the value of its oil and gas properties have been and will

<PAGE 30>

continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to fluctuations which the Company is unable to control or accurately predict.

ENVIRONMENTAL REGULATION

       A continued trend to greater environmental and safety awareness and increasing environmental regulation has resulted in higher operating costs for the oil and gas industry and the Company. The Company believes environmental and safety costs will continue to increase in the future. To date, compliance with environmental laws and regulations has not had a material impact on the Company's capital expenditures, earnings or competitive position. The Company monitors environmental laws and believes it is in compliance with applicable environmental regulations. The Company is unable to predict the impact of future laws and regulations on the Company's operations.

<PAGE 31>

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX

                                                                          PAGE
                                                                        NUMBER
                                                                        ------
RESOURCE AMERICA, INC.
  Report of Independent Certified Public Accountants. . . . . . . . . . . . 32
  Consolidated balance sheets at September 30, 1996 and 1995. . . . . . . . 33
  Consolidated statements of income for the years ended
     September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . .34
  Consolidated statements of changes in stockholders' equity for the years ended September 30, 1996, 1995 and 1994. . . . . . . . . 35
  Consolidated statements of cash flows for the years ended
     September 30, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . 36
  Notes to consolidated financial statements. . . . . . . . . . . . . . . . 37

<PAGE 32>

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Stockholders and Board of Directors

RESOURCE AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc., and subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

 /s/ Grant Thornton LLP

Cleveland, Ohio
October 25, 1996, except for Note 14, for which the date is November 26, 1996.

<PAGE 33>

Resource America, Inc.
Consolidated Balance Sheets
September 30, 1996 and 1995

                                                    1996              1995
ASSETS                                              ----              ----
  Current Assets
    Cash and cash equivalents. . . . . . . . .  $   4,154,516   $   2,457,432
    Accounts and notes receivable. . . . . . .      1,478,702       1,303,556

    Prepaid expenses and other current assets.        472,673         163,045

    Total current assets . . . . . . . . . . .      6,105,891       3,924,033
                                                -------------   -------------

  Net Investment in Direct Financing Leases
    (less provision for possible losses
    of $7,167) . . . . . . . . . . . . . . . .        729,446             -

Property and Equipment
    Oil and gas properties and equipment
    (successful efforts) . . . . . . . . . . .     24,034,987      24,039,762

    Gas gathering and transmission facilities.      1,535,781       1,514,127

    Other. . . . . . . . . . . . . . . . . . .      1,666,085       1,072,243
                                                -------------   -------------
                                                   27,236,853      26,626,132

    Less accumulated depreciation, depletion,
       and amortization . . . . . . . . . . . .   (14,856,874)    (14,043,455)
                                                -------------   -------------
                                                   12,379,979      12,582,677

Investments in Real Estate Loans . . . . . . .     21,797,768      17,991,415

Restricted Cash. . . . . . . . . . . . . . . .        935,346         904,409

Other Assets (less accumulated amortization
    of $884,636 and $907,722). . . . . . . . .      2,010,498       2,147,430
                                                -------------   -------------
                                                 $ 43,958,928   $  37,549,964
                                                =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable . . . . . . . . . . . . .   $    584,985   $     721,673
    Accrued liabilities. . . . . . . . . . . .        596,783         516,066
    Accrued income taxes . . . . . . . . . . .        376,946             -
    Current portion of long-term debt. . . . .        105,000          91,000
                                                 ------------   -------------
    Total current liabilities. . . . . . . . .      1,663,714       1,328,739

Long-term Debt, net of current portion . . . .      8,966,524       8,522,682
Deferred Income Taxes. . . . . . . . . . . . .      2,206,000       1,147,000
Commitments and Contingencies. . . . . . . . .            -               -

STOCKHOLDERS' EQUITY
    Preferred Stock, $1.00 par value,
    1,000,000 authorized shares. . . . . . . .            -               -
    Common Stock, $.01 par value,
    8,000,000 authorized shares. . . . . . . .         20,472           8,179
    Additional paid-in capital . . . . . . . .     21,760,695      19,214,210
    Retained earnings. . . . . . . . . . . . .     12,458,344      10,532,719
    Less treasury stock, at cost . . . . . . .     (2,698,985)     (2,721,437)
    Less loan receivable from ESOP . . . . . .       (417,836)       (482,128)
                                                -------------   -------------
    Total stockholders' equity . . . . . . . .     31,122,690      26,551,543
                                                -------------   -------------
                                                $  43,958,928   $  37,549,964
                                                =============   =============

           See accompanying notes to consolidated financial statements.

<PAGE 34>

Resource America, Inc.
Consolidated Statements of Income
Years Ended September 30, 1996, 1995 and 1994



                                         1996           1995            1994
    REVENUES
    Real estate finance. . . . . . . $  7,171,232   $  6,114,258   $  2,522,472
    Equipment leasing. . . . . . . .    4,465,918            -              -
    Energy : production. . . . . . .    3,420,762      3,452,327      3,441,752
           : services. . . . . . . .    1,735,791      1,879,001      2,079,800
    Interest . . . . . . . . . . . .      197,410        148,331        135,546
                                     ------------   ------------   ------------
                                       16,991,113     11,593,917      8,179,570

COSTS AND EXPENSES
    Energy : exploration and
       production. . . . . . . . . .    1,581,901      1,732,388      2,003,745
           : services. . . . . . . .      869,435      1,026,136      1,131,457
    Real estate. . . . . . . . . . .      520,714        800,970        248,000
    Equipment leasing. . . . . . . .    2,339,141            -              -
    General and administrative . . .    2,087,265      2,265,036      1,900,917
    Depreciation, depletion and
       amortization  . . . . . . . .    1,368,555      1,334,956      1,346,602
    Interest   . . . . . . . . . . .      871,674      1,091,027        310,332
    Other - net. . . . . . . . . . .        6,842         (2,028)        22,274
                                     ------------   ------------   ------------
                                        9,645,527      8,248,485      6,963,327
                                     ------------   ------------   ------------
      Income from operations . . . .    7,345,586      3,345,432      1,216,243

OTHER INCOME (EXPENSE)
    Gain (loss) on sale of
       property. . . . . . . . . . .        7,165         (1,305)        (7,610)
                                     ------------   ------------   ------------

      Income before income taxes . .    7,352,751      3,344,127      1,208,633

      Provision (benefit) for
       income taxes . . . . . . . . .   2,206,000        630,000       (100,000)
                                     ------------   ------------   ------------
    Net income . . . . . . . . . .   $  5,146,751   $  2,714,127   $  1,308,633
                                     ============   ============   ============

Net income per common
   share - primary. . . . . . . . . .    $ 1.88          $ 1.23          $ .64
                                     ============   ============   ============
Weighted average common
   shares outstanding . . . . . . . .  2,756,900      2,235,400      2,076,100
                                     ============   ============   ============


Net income per common share -
  fully diluted. . . . . . . . . . .     $ 1.87          $ 1.18          $ .62
                                     ============   ============   ============
Weighted average common shares
  outstanding . . . . . . . . .         2,763,000      2,292,700      2,117,100
                                     ============   ============   ============




           See accompanying notes to consolidated financial statements.

<PAGE 35>

Resource America, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended September 30, 1996, 1995 and 1994

                           Common Stock        Additional                      Treasury Stock          ESOP       Total
                           ------------          Paid-in       Retained        --------------         Share    Stockholders'
                        Shares      Amount       Capital       Earnings     Shares       Amount       Amount      Equity
                       --------------------   -------------  ------------  ----------------------     ------   -------------
Balance,
  September 30, 1993     817,912   $  8,179   $ 19,036,420  $  6,670,876   (115,545)  $(2,243,374)  $(610,711)  $ 22,861,390
Treasury shares
   acquired                                                                 (15,857)     (194,063)                  (194,063)
Warrants issued                                    100,000                                                           100,000
Repayment of
   ESOP loan                                                                                           64,291         64,291
Net income                                                     1,308,633                                           1,308,633
                       ---------   --------   ------------   -----------   --------   -----------   ---------   ------------
Balance,
  September 30, 1994     817,912      8,179     19,136,420     7,979,509   (131,402)   (2,437,437)   (546,420)    24,140,251
Treasury shares
   acquired                                                                 (21,298)     (284,000)                  (284,000)
Cash dividends                                                  (160,917)                                           (160,917)
Warrants issued                                     77,790                                                            77,790
Repayment of
   ESOP loan                                                                                           64,292         64,292

Net income                                                     2,714,127                                           2,714,127
                       ---------   --------   ------------   -----------   --------   -----------   ---------   ------------
Balance,
  September 30, 1995     817,912      8,179     19,214,210    10,532,719   (152,700)   (2,721,437)   (482,128)    26,551,543
Treasury shares
   issued                                          (24,350)                   1,889        39,650                     15,300
6% stock dividends        82,688        826      2,452,476    (2,453,302)                                               -
150% stock dividend    1,136,609     11,367                      (11,367)                                               -
Issuance of stock
   under stock
   option plan            10,000        100         77,400                                                            77,500
Treasury shares
   acquired                                                                  (1,637)      (17,198)                   (17,198)

Cash dividends                                                  (756,457)                                           (756,457)
Warrants issued                                     40,959                                                            40,959
Repayment of
   ESOP loan                                                                                           64,292         64,292

Net income                                                     5,146,751                                           5,146,751
                       ---------   --------   ------------   -----------   --------   -----------   ---------   ------------
Balance,
  September 30, 1996   2,047,209   $ 20,472   $ 21,760,695   $12,458,344   (152,448)  $(2,698,985)  $(417,836)  $ 31,122,690
                       =========   ========   ============   ===========   ========   ===========   =========   ============


            See accompanying notes to consolidated financial statements

<PAGE 36>

Resource America, Inc.
Consolidated Statements of Cash Flows
Years Ended September 30, 1996, 1995 and 1994

                                                                       1996           1995           1994
                                                                  -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $   5,146,751   $  2,714,127   $  1,308,633
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation, depletion, and amortization. . . . . .          1,368,555      1,334,956      1,346,602
        Amortization of discount on senior note
            and deferred finance costs . . . . . . . . . . .             74,650         74,020         21,684
        Provision for losses . . . . . . . . . . . . . . . .              7,167            -              -
        Deferred income taxes. . . . . . . . . . . . . . . .          1,059,000        473,000       (160,000)
        Accretion of discount. . . . . . . . . . . . . . . .           (953,776)    (1,175,887)      (346,151)
        Gain on dispositions and investments . . . . . . . .         (3,649,714)    (1,727,227)    (1,088,159)
        Property impairments and abandonments. . . . . . . .             70,562         56,497        547,342
        Change in operating assets and liabilities:
            (Increase) decrease in accounts receivable                 (175,146)        81,084        (46,439)
        (Increase) decrease in prepaid expenses and
                other current assets . . . . . . . . . . . .           (309,628)        87,914         46,658
        Increase (decrease) in accounts payable                        (136,688)      (291,272)       227,492
        Increase (decrease) in accrued income taxes                     376,946       (100,000)       100,000
        Increase in other current liabilities  . . . . .                 80,717         50,494        300,804
                                                                  -------------   ------------   ------------
        Net cash provided by operating activities. . . . . .          2,959,396      1,577,706      2,258,466


CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of business, less cash acquired. . . . . . .                -         (876,535)           -
    Capital expenditures . . . . . . . . . . . . . . . . . .         (1,097,122)      (817,139)    (1,036,545)
    Cost of equipment acquired for lease . . . . . . . . . .           (731,483)           -              -
    Proceeds from sale of assets . . . . . . . . . . . . . .         18,577,374     10,348,220      2,156,881
    Increase in other assets . . . . . . . . . . . . . . . .           (151,914)       (59,452)      (540,774)
    Increase in investments in real estate loans . . . . . .        (17,650,139)   (14,708,125)    (3,097,812)
    Revenue recognized in excess of cash
        received on leases . . . . . . . . . . . . . . . . .             (6,869)           -              -
                                                                    ------------   -----------   -------------
    Net cash used in investing activities. . . . . . . . . .         (1,060,153)    (6,113,031)    (2,518,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term borrowings . . . . . . . . . . . . . . . . . .            536,201      2,000,000      8,000,000
    Dividends paid . . . . . . . . . . . . . . . . . . . . .           (756,457)      (160,917)           -
    (Increase) decrease in restricted cash . . . . . . . . .            (30,937)     4,864,030     (5,046,728)
    Increase in other assets . . . . . . . . . . . . . . . .                -              -         (642,425)
    Principal payments on debt . . . . . . . . . . . . . . .            (26,568)    (4,523,912)       (21,248)
    Purchase of treasury stock . . . . . . . . . . . . . . .            (17,198)      (284,000)      (194,063)
    Short-term borrowings. . . . . . . . . . . . . . . . . .                -
    2,500,000            -
    Proceeds from issuance of stock  . . . . . . . . . . . .             92,800           -              -
                                                                   -------------   -----------   -------------
    Net cash provided by (used in) financing activities                (202,159)     4,395,201      2,095,536
    Increase (decrease) in cash and cash equivalents                  1,697,084       (140,124)     1,835,752
    Cash and cash equivalents at beginning of year                    2,457,432      2,597,556        761,804
                                                                  -------------  -------------   ------------
    Cash and cash equivalents at end of year . . . . . . . .      $   4,154,516    $ 2,457,432   $  2,597,556
                                                                  =============  ============   ============

            See accompanying notes to consolidated financial statements

<PAGE 37>

Resource America, Inc.
Notes to Consolidated Financial Statements


NOTE 1 - NATURE OF OPERATIONS

       Resource America, Inc. ("The Company") is a specialty finance company engaged in three lines of business: the acquisition and resolution of commercial real estate loans, commercial equipment leasing, and energy operations, including natural gas and oil production. Based on net assets and net income, the asset acquisition and resolution of commercial real estate loans is the dominant business line at the current time. It is anticipated that the commercial equipment leasing business line will grow substantially in relation to the other two business lines over the next several years. The markets for the Company's business lines are as follows: in energy, gas is sold to a number of customers such as gas brokers and local utilities; oil is sold at the well site to regional oil refining companies in the Appalachian basin; in asset acquisition and resolution, the Company obtains its real estate loans on properties located throughout the United States from commercial banks and other financial institutions; and in commercial equipment leasing, the Company will market its equipment leasing product nationwide through vendor programs with equipment manufacturers who are likely to generate $10 million or less annually in equipment leases, regional distributors and other vendors.

       The Company's ability to acquire and resolve commercial real estate loans and to fund equipment lease transactions will be dependent on the continued availability of funds. The availability of third-party financing for each of these specialty finance businesses will be dependent upon a number of factors over which the Company has limited or no control, including general conditions in the credit markets, the size and liquidity of the market for the types of real estate loans or equipment leases in the Company's portfolio and the respective financial performance of the loans and equipment leases in the Company's portfolio.

       The Company's growth will also depend on its continued ability to generate attractive opportunities for acquiring commercial real estate loans at a discount and to originate equipment leases. The availability of loans for acquisition on terms acceptable to the Company will be dependent upon a number of factors over which the Company has no control, including economic conditions, interest rates, the market for and value of properties securing loans which the Company may seek to acquire, and the willingness of financial institutions to dispose of troubled or under-performing loans in their portfolios.

       Mortgage loans and equipment leases are subject to the risk of default in payment by borrowers and lessees. Mortgage loans are further subject to the risk that declines in real estate values could result in the Company being unable to realize the property values projected.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Resource America, Inc., and its wholly owned subsidiaries and its pro rata share of the assets, liabilities, income, and

<PAGE 38>

Resource America, Inc.
Notes to Consolidated Financial Statements

expenses of the oil and gas partnerships in which the Company has an interest. All material intercompany transactions have been eliminated. All per share amounts and references to numbers of shares have been restated to give effect to 6% stock dividends paid in January 1996 and April 1996 and a five-for-two stock split (effected in the form of a 150% stock dividend) in May 1996.

OIL AND GAS PROPERTIES

       The Company follows the successful efforts method of accounting. Accordingly, property acquisition costs, costs of successful exploratory wells, all development costs, and the cost of support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when determined to be nonproductive. The costs associated with drilling and equipping wells not yet completed are capitalized as uncompleted wells, equipment, and facilities. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties, including delay rentals, are expensed as incurred. Production costs, overhead, and all exploration costs other than costs of exploratory drilling are charged to expense as incurred.

       Unproved properties are assessed periodically to determine whether there has been a decline in value, and if such decline is indicated, a loss is recognized. The Company compares the carrying value of its oil and gas producing properties to the estimated future cash flow from such properties, less applicable income taxes in order to determine whether the carrying value of such properties should be reduced. No adjustment was necessary as of September 30, 1996, 1995, or 1994.

       On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Company evaluates the estimated salvage value of equipment recoverable upon abandonment. At September 30, 1996 and 1995, the Company's evaluation of equipment salvage values was greater than or equal to the costs of future dismantlement, restoration, reclamation, and abandonment.


DEPRECIATION, DEPLETION AND AMORTIZATION

        Proved developed oil and gas properties, which include intangible drilling and development costs, tangible well equipment, and leasehold costs, are amortized on the unit-of-production method using the ratio of current production to the estimated aggregate proved developed oil and gas reserves. The net book value of producing properties is limited to the value of their future net cash flow based on unescalated prices and costs less a provision for estimated income taxes.

       Depreciation of property and equipment, other than oil and gas properties, is computed using the straight-line method over the estimated economic lives, which range from 3 to 25 years.

       Intangible assets consist primarily of contracts acquired through acquisitions recorded at fair

<PAGE 39>

Resource America, Inc.
Notes to Consolidated Financial Statements

value on their acquisition dates and the excess of the acquisition cost over the fair value of the net assets of a business acquired (goodwill). The contracts are being amortized on a declining balance method over their respective estimated lives, ranging from 5 to 13 years. Goodwill is being amortized on a straight-line basis over 15 years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate that value.

       For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments. For long-term debt, including current maturities, the fair value of the Company's long-term debt approximates historically recorded cost since interest rates approximate market.

       The carrying cost of investments in direct financing leases approximates fair value.

       For investments in real estate loans, the Company believes the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

USE OF ESTIMATES

       Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


REVENUE RECOGNITION

Real Estate Finance Revenues

       The difference between the Company's cost basis in a loan and the sum of projected cash flows from, and the appraised value of, the underlying property is accreted into interest income over the estimated life of the loan using a method which approximates the level interest method. Projected cash flows from the property are reviewed on a regular basis and changes to the projected amounts reduce or increase the amounts accreted into interest income over the remaining life of the loan.

       Gains on the sale of a participation in or refinancings of a portfolio loan are allocated between the portion of the loan sold or refinanced and the portion retained based upon the fair value of those respective portions on the date of sale or refinance. The fair value of the loan is

<PAGE 40>

Resource America, Inc.
Notes to Consolidated Financial Statements

the current appraised value of the property underlying the loan. Any gain recognized on a sale of a participation or a refinancing is brought into income on the date of such sale or refinancing.

Equipment Leasing

       Equipment leasing is comprised of management fees, brokerage fees and a share of net income from partnerships in which a subsidiary of the Company serves as general partner as well as finance income on direct financing leases. Management fees are earned for management services provided to the funds. Such fees are recognized as earned.

       Direct finance leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment less the unearned lease income. Unearned lease income represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease by the effective interest method. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct finance leases and amortized over the lease term as a reduction in the yield.

Energy

       Working interest, royalties and override revenues are recognized based on production. Well service income is recognized as revenue as services are performed.

ACCOUNTING STANDARDS

       In March 1995, the Financial Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard requires the review of long-lived assets for impairment. SFAS No. 121 is required to be adopted for financial statements with fiscal years beginning after December 15, 1995 and requires the cumulative effect of the accounting change to be reported in net income in the year of adoption. The Company believes adoption of this standard will not have a material adverse impact on the Company's financial position or results of operation.

       In October 1995, FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company recognizes compensation expense with respect to stock option grants to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. The Company does not intend to elect the fair value method of accounting for employee stock-based compensation encouraged, but not required, by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

       In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of

<PAGE 41>

Resource America, Inc.
Notes to Consolidated Financial Statements

Financial Assets and Extinguishments of Liabilities." This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management has not completed an analysis of the impact of applying this new statement, however, the Company intends to begin applying this new standard, effective January 1, 1997.

CASH FLOW STATEMENTS

       The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

       Supplemental disclosure of cash flow information:

                                              1996          1995         1994
                                              ----          ----         ----
Cash paid (refunded) during the year for:
  Interest. . . . . . . . . . . . . . . .   $ 796,911   $ 1,103,527   $  22,812
  Income Taxes. . . . . . . . . . . . . .     770,000       254,981     (40,000)

RESTRICTED CASH

       The Company's restricted cash is invested in short-term highly-liquid investments. Classified as a noncurrent asset, it represents collateral for a portion of the Company's long-term debt.

LIMITED PARTNERSHIPS

       A substantial portion of the Company's activities and revenues are attributable to limited partnerships ("Partnerships") in which it serves as general partner and assumes the customary rights and obligations for the Partnerships. As the general partner in these various limited partnerships, the Company is liable for partnership liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the limited partnerships. Investments in leasing partnerships are accounted for on the equity basis.

       The Company is entitled to receive management fees, reimbursement for administrative costs, and to share in the Partnerships' revenue and costs and expenses according to the respective Partnership agreements. Such fees and reimbursements are recognized as income and are included in energy services and equipment leasing revenue. Amounts reimbursed for costs incurred as operator of certain oil and gas partnership properties and the general partner of certain equipment leasing partnerships for the years ended September 30, 1996, 1995 and 1994 were $1,558,000, $525,000, and $722,000, respectively. The Company includes in its operations the portion of the oil and gas Partnerships' revenues and expenses applicable to its interests therein.

<PAGE 42>

Resource America, Inc.
Notes to Consolidated Financial Statements

INCOME TAXES

       The Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the financial statement and tax bases of assets and liabilities and carryforwards utilizing enacted rates. Deferred tax provision or benefit represents the change during the period in the deferred tax asset and liability balances.

EARNINGS PER SHARE

       Earnings per common share - primary are determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include shares issuable under the terms of various stock option and warrant agreements (see Notes 5 and 8). Fully diluted earnings per share reflect additional dilution related to stock options and warrants due to the use in that computation of the market price of the Company's shares at the end of the period, which price is higher than the average price for the period.

RECLASSIFICATIONS

       Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform with the 1996 presentation.


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

       The Company administers the activities of certain partnerships that it sponsors (see Note 2). Energy service revenues primarily represent services provided to Partnerships and joint ventures managed by the Company.

       In accordance with industry practice, the Company charges each producing well in the Partnerships and joint ventures a fixed monthly overhead fee and a proportionate share of certain lease operating expenses. These charges are to reimburse the Company for certain operating and general and administrative expenses.

       Until April 1996, the Chairman of the Company was of counsel to Ledgewood Law Firm, P.C., a law firm which provides legal services to the Company. The firm was paid $402,000 and $562,000 during fiscal 1996 and 1995, respectively, for legal services, primarily related to the purchase and restructuring of real estate mortgages. Additionally, during fiscal year 1994, at which time the Chairman was a principal of the firm, the firm was paid $464,000 for legal services primarily related to the purchase of real estate mortgages and the placement of the senior note referred to in Note 5.

       In addition, during 1994 the Company retained an individual who is associated with the Chairman of the Company in other business ventures, to perform due diligence services in

<PAGE 43>

Resource America, Inc.
Notes to Consolidated Financial Statements

connection with the placement of the $8,000,000 senior secured note referred to in Note 5. The Company paid approximately $76,000 to this individual during 1994.

       The Company holds commercial real estate loans of borrowers whose underlying properties are managed by Brandywine Construction and Management, Inc. ("BCMI"). The Company has advanced funds to certain of these borrowers for improvements on their properties which have been performed by BCMI. In five instances, the President of BCMI has also acted as the general partner of the borrower. The Chairman of the Company is Chairman of the Board of Directors and a minority shareholder (approximately 8%) of BCMI. BCMI has agreed to subordinate its management fees to receipt by the Company of minimum required debt service payments under the obligations held by the Company.

       The Company also maintains normal banking and borrowing relationships with Jefferson Bank, a subsidiary of JeffBanks, Inc. The Chairman of the Company and his spouse are officers and directors of JeffBanks, Inc. (and his spouse is Chairman and Chief Executive Officer of Jefferson Bank and JeffBanks, Inc.), and are principal shareholders thereof. The Company borrowed $2.5 million from Jefferson Bank in the first quarter of fiscal 1995 under terms which the Company believes were no less favorable to it than those available from independent third parties. The loan was repaid within fiscal 1995. The Company anticipates that it may effect other borrowings in the future from Jefferson Bank; it anticipates that any such borrowings will be on terms similar to those which could be obtained by an unrelated borrower.

       In December 1994, the Company acquired a loan with a face amount of $3,000,000 from California Federal Bank, FSB, at a cost of $1,671,695. The loan is secured by a property owned by a borrower whose general partner is the President of BCMI. The Chairman of the Company is a limited partner in such partnership. The borrower refinanced the Company's loan in September 1995, applying $1,975,000 of the proceeds to the repayment of the Company's loan. As a result, the Company obtained a gain on its investment of $303,305, while maintaining a continuing interest in the loan of approximately $1 million. In August 1994, the Company acquired from third parties a loan, in the original principal amount of $3,550,000 (and with a then-outstanding balance of $4,388,644), for an investment of $1,612,674. The borrower is a limited partnership of which a director of the Company is currently the general partner. A director of the Company assumed such position after the Company's acquisition of the loan. Previously, the general partner had been the President of BCMI.
The borrower subsequently refinanced the loan with another third party, and repaid the Company $934,000, leaving the Company with a net investment of $419,039. In April 1996, the Company provided $114,948 of mortgage financing to a partnership controlled by the President of BCMI for the purchase by such partnership of a property owned, through foreclosure, by Jefferson Bank. After first mortgage financing, the Company had net investment of $109,206. The Company leases its executive offices and asset acquisition and resolution headquarters in Philadelphia from a partnership of which an officer of the Company is the general partner and the Chairman of the Company is a limited partner.

<PAGE 44>

Resource America, Inc.
Notes to Consolidated Financial Statements

NOTE 4 - INVESTMENT IN DIRECT FINANCING LEASES

       Components of the net investment in direct financing leases as of September 30, 1996, as well as future minimum lease payments receivable, including residual values, are as follows:

            1997 . . . . . . . . . . . . . . . . .    $     306,779
            1998 . . . . . . . . . . . . . . . . .          176,145
            1999 . . . . . . . . . . . . . . . . .          168,548
            2000 . . . . . . . . . . . . . . . . .          107,034
            2001 . . . . . . . . . . . . . . . . .           88,869
                                                      -------------

            Total minimum lease
                payments receivable. . . . . . . .    $     847,375

            Initial direct costs, net of
                amortization . . . . . . . . . . .           66,769
            Unguaranteed residual. . . . . . . . .           75,633
            Unearned lease income. . . . . . . . .         (253,164)
            Provision for possible losses. . . . .           (7,167)
                                                      -------------
            Net investment in direct
                financing leases . . . . . . . . .    $     729,446
                                                      =============

       A summary of activity in the Company's allowance for possible losses related to direct financing leases for the seven months ended September 30, 1996 is as follows:

                Balance, beginning of period . . . . .    $         -
                Provision charged to expense . . . . .            7,167
                Write offs . . . . . . . . . . . . . .              -
                                                          -------------
                Balance, end of period . . . . . . . .    $       7,167
                                                          =============

       Unguaranteed residual value represents the estimated amount to be received at contract termination from the disposition of equipment financed under direct financing leases. Amounts to be realized at contract termination depend on fair market value of the related equipment and may vary from the recorded estimate. Residual values are reviewed periodically to determine if the equipment's fair market is below its recorded value.

       Certain of the leases have options to purchase the underlying equipment at the end of the lease term at fair value or the stated residual which is not less than the book value at termination.

<PAGE 45>

Resource America, Inc.
Notes to Consolidated Financial Statements

NOTE 5 - LONG-TERM DEBT

       Long-term debt consists of the following:
                                                            September 30,
                                                        1996           1995
                                                        ----           ----
Mortgage note payable to a bank, secured by real
estate, monthly installments of approximately
$4,000 including interest at 3/4% above the prime
rate through May 2002 (rate of 9.5% at
September 30, 1996) . . . . . . . . . . . . . . .   $   214,779   $   241,347

Loan payable to a bank, secured by a certificate
of deposit, 20 equal semiannual installments of
$32,143 through February, 2003, and quarterly
payments of interest at 1/2% above the prime rate
through 2003 (See Note 8). . . . . . . . . . . . .      417,836       482,128

9.5% senior secured note payable, interest due
semi-annually, principal due May 2004. . . . . . .    7,902,708     7,890,207

Unsecured loan payable, monthly installments of
approximately $5,200 including interest at 2.25%
above the prime rate (but not less than 7% nor
greater than 14.25%) through April 2004 at which
time the unpaid balance shall be due. . . . . . . .     536,201           -
                                                    -----------   -----------
                                                      9,071,524     8,613,682

Less amounts payable in one year                        105,000        91,000
                                                    -----------   -----------
                                                    $ 8,966,524   $ 8,522,682
                                                    ===========   ===========

       The long-term debt maturing over the next five years is as follows:
1997 - $105,000; 1998 -$109,000; 1999 - $114,000; 2000 - $120,000 and
2001 - $126,000.

       In May 1994, the Company privately placed with an insurance company at 9.5%, a senior secured note in the principal amount of $8,000,000 together with an immediately exercisable detachable warrant to purchase, at any time through May 24, 2004, 449,440 shares, subject to adjustment, of the Company's common stock at an exercise price of $3.38 per share. The value assigned to the warrant ($100,000) has been accounted for as paid-in capital, resulting in a discount which is being amortized on a straight-line basis over the life of the note. The senior note is collateralized by substantially all of the Company's oil and gas properties and certain of the Company's real estate loans (see Note
12). Among other restrictions, the note agreement limits the payment of dividends, requires the insurance company's consent to mergers and the sale of substantial assets, limits the Company's incurring additional indebtedness, and requires the maintenance of certain financial ratios. At September 30, 1996 and 1995, the Company was in compliance with such covenants.

<PAGE 46>

Resource America, Inc.
Notes to Consolidated Financial Statements

NOTE 6 - INCOME TAXES

       The following table details the components of the Company's income tax expense for the years 1996, 1995 and 1994.

                                                1996         1995        1994
                                                ----         ----        ----
Provision (benefit) for federal income tax
       Current. . . . . . . . . . . . . .   $ 1,147,000   $ 157,000   $  60,000
       Deferred . . . . . . . . . . . . .     1,059,000     473,000    (160,000)
                                            -----------   ---------   ---------
                                            $ 2,206,000   $ 630,000   $(100,000)
                                            ===========   =========   =========

       A reconciliation between the statutory federal income tax rate and the Company's effective federal income tax rate is as follows:

                                                  1996        1995       1994
                                                  ----        ----       ----

Statutory tax rate. . . . . . . . . . . . .          34%         34%        34%
Statutory depletion . . . . . . . . . . . .          (4)         (4)       (18)
Non-conventional fuel credits . . . . . . .           -          (1)        (4)
Adjustment of prior year's accruals . . . .           -          (3)        (7)
Adjustment to valuation allowance
    for deferred tax assets . . . . . . . .           -          (7)        (9)
Other                 . . . . . . . . . . .           -           -         (4)
                                                  -----        -----      -----
                                                     30%         19%        (8)%
                                                  =====        =====      =====

       The components of the net deferred tax liability are as follows:

                                                       1996            1995
Deferred tax assets:                                   ----            ----
    Statutory depletion carryforward. . . . . . .   $     -        $   634,000
    Investment tax credit carryforwards . . . . .         -            122,000
    Alternative minimum tax credit carryforwards.      61,000          221,000
    Interest receivable . . . . . . . . . . . . .      45,000          120,000
                                                    ---------      -----------
                                                      106,000        1,097,000

Deferred tax liabilities:
    Interest receivable -
    Excess of tax over book depreciation,
        depletion, and amortization . . . . .      (2,160,000)      (2,138,000)
    ESOP benefits . . . . . . . . . . . . . . . .    (140,000)        (106,000)
    Other items, net. . . . . . . . . . . . . . .     (12,000)             -
                                                  -----------      -----------
                                                   (2,312,000)      (2,244,000)
                                                  -----------      -----------
    Net deferred tax liability. . . . . . . . . . $(2,206,000)     $(1,147,000)
                                                  ===========      ===========

<PAGE 47>

Resource America, Inc.
Notes to Consolidated Financial Statements

NOTE 7 - STOCKHOLDERS' EQUITY

       On October 16, 1995, the Company's shareholders authorized an amendment to the Certificate of Incorporation of the Company to effect a division of the Company's Common Stock into two classes, Class A Common Stock and Class B Common Stock. The Company's existing Common Stock is designated as Class A Common Stock. Class B Common Stock is currently reserved for issuance upon the exercise of certain warrants held by Physician's Insurance Company of Ohio. This action did not affect the number of authorized or outstanding shares of Common or Preferred Stock. Class A Common Stock and Class B Common Stock have the same relative rights in all matters except for the election of directors.

       Subsequent to the date of this report, upon the effective date of the filing of a registration statement, the Class B Common Stock will merge automatically into the Class A Common Stock and the merged class will be designated as Common Stock.

       On December 20, 1995 and March 12, 1996, the Board of Directors declared 6% stock dividends of the Company's Class A common stock payable on January 31, 1996 and April 30, 1996, to shareholders of record on January 17, 1996 and April 16, 1996, respectively. On May 9, 1996, the Board of Directors authorized a five-for-two stock split effected in the form of a 150% stock dividend payable on May 31, 1996 to shareholders of record on May 20, 1996. These dividends resulted in the issuance of 1,219,297 additional shares of Class A common stock. Earnings per share and weighted average shares outstanding have been restated to reflect the above transactions.


       On September 9, 1996, the Company's shareholders authorized an amendment to the Certificate of Incorporation of the Company to increase the total number of shares of capital stock authorized to 9 million, of which 6.5 million are Class A Common Stock, 1.5 million are Class B Common Stock and 1 million are Preferred Stock.


NOTE 8 - EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN

       During 1989, the Company established an Employee Stock Ownership Plan ("ESOP"), to which it sold 168,540 newly-issued shares for $1,200,000. The ESOP is a qualified non-contributory retirement plan to acquire shares of the Company's common stock for the benefit of all employees 21 years of age or older and who have completed 1,000 hours of service for the Company. Contributions to the ESOP are made at the discretion of the Board of Directors. The ESOP borrowed the funds to purchase the shares under a seven year bank term loan that was guaranteed by the Company. In February 1993, this loan was retired and refinanced by a loan from the Company, which borrowed the funds for such loan from another bank (see Note 5).

<PAGE 48>

Resource America, Inc.
Notes to Consolidated Financial Statements

       The stock purchased by the ESOP with the money borrowed is held by the ESOP trustee in a "suspense account." On an annual basis, a portion of the common stock is released from the "suspense account" and allocated to participating employees. Any dividends on ESOP shares are used to pay principal and interest on the loan. As of September 30, 1996, there were 122,412 shares allocated to participants. Compensation expense related to the plan is based upon principal and interest payments to the bank less dividends paid to ESOP shares, such expense amounted to $50,300, $91,000 and $94,800 for the years ended September 30, 1996, 1995 and 1994, respectively.

       The loan from the bank to the Company is payable in semiannual installments through February 1, 2003. The loan from the Company to the ESOP was payable on a quarterly basis through August 1, 1996. Both the loan obligation and the unearned benefits expense (a reduction in shareholders' equity) will be reduced by the amount of any loan principal payments made by the Company.

EMPLOYEE SAVINGS PLAN

       The Company has an Employee Retirement Savings Plan and Trust under
Section 401(k) of the Internal Revenue Code which allows employees to defer up to 10% of their income on a pretax basis through contributions to the savings plan. The Company matches up to 100% of each employee's contribution. Included in general and administrative expenses are $44,700, $28,100 and $20,000 for the Company's contributions for the years ended September 30, 1996, 1995, and 1994, respectively.

STOCK OPTIONS

        Under the Company's 1984 Key Employee Stock Option Plan, officers and certain key employees may be granted options to purchase shares of stock at an option price of not less than the fair market value on the date of the grant. The plan also provides for the grant of Stock Appreciation Rights ("SAR's") to accompany the grant of options. A right entitles the holder to benefit from market appreciation in the Company's stock subject to the right between the date of grant and the date of exercise without requiring any payment on the part of the holder. Upon exercise of a right, the holder is entitled to receive an amount of stock (or, at the election of the Board of Directors, cash) equal in value to the amount of such appreciation.

       A total of 56,180 shares were originally reserved for issuance under the plan. The exercise of SAR's on 44,944 shares has reduced the number of shares reserved to 11,236 for which options were outstanding at September 30, 1996, at an exercise price of $2.76 per share. To exercise any part of an option, an optionee must remain in the continuous employment of the Company for one year after the date of grant.

       In January 1990, the stockholders approved the Resource America, Inc., 1989 Key Employee Stock Option Plan ("Plan"). The Plan, for which 196,630 shares were originally reserved, provides for the issuance of Incentive Stock Options and Non-qualified Stock Options

<PAGE 49>

Resource America, Inc.
Notes to Consolidated Financial Statements

("Options") and SAR's. In October 1995, the Company's shareholders approved an amendment to the Plan increasing the number of shares reserved to 393,260. In fiscal 1996, options for 28,090 shares were exercised and options for 28,090 shares were cancelled. The Plan is administered by a Compensation Committee ("Committee") of the Board of Directors consisting of at least two members of the Board, neither of whom can receive Options or SAR's under the Plan. The Committee may grant to eligible employees Options to purchase shares or SAR's and, at its discretion, may set terms and conditions required of a recipient as a condition to his exercise of the Option or SAR. At September 30, 1996, Options for a total of 337,080 shares were outstanding at a weighted-average exercise price of $6.32 per share.

       Options under either plan become exercisable as to 25% of the optioned shares each year after the date of grant, and expire not later than ten years after grant.

       A summary of the changes in shares under option for both plans follows:


                                                       (number of shares)
                                                       ------------------
                                                   1996      1995      1994
Years ended September 30,                          ----      ----      ----

Outstanding, October 1 . . . . . . . . . . . . .  202,248   202,248   202,248
Exercised at $2.76 per share . . . . . . . . . .  (28,090)
Canceled at $2.76 per share. . . . . . . . . . .  (28,090)
Granted at $8.19 and $9.01 per share . . . . . .  202,248
                                                  -------   -------   -------
Outstanding, September 30. . . . . . . . . . . .  348,316   202,248   202,248
                                                  =======   =======   =======
Exercisable, September 30. . . . . . . . . . . .  109,551   101,124    50,562
Available for grant, September 30. . . . . . . .      -       5,618     5,618

       In addition, a key employee of Fidelity Leasing, Inc. ("FLI," a wholly owned subsidiary of the Company), has received options to purchase 10% of the common stock of FLI (1 million shares) at an aggregate price of $220,000 and, should FLI declare a dividend, will receive payments on the options in an amount equal to the dividends that would have been paid on the shares subject to the options had they been issued. FLI has also established another option plan, in the amount of 500,000 shares of common stock, for grant (at the discretion of FLI's board of directors) to other employees of FLI. In the event that, prior to becoming a public company, FLI issues stock to anyone other than the Company or the key employee, the key employee is entitled to receive such additional options as will allow him to maintain his 10% equity position in FLI (excluding shares issuable pursuant to the employee option plan referred to above), at an exercise price equal to the price paid or value received in the additional issuance. FLI does not anticipate making any such issuances.

       The options issued to the key employee vest 25% per year beginning in March 1997 (becoming fully vested in March 2000), and terminate in March 2005, provided that no more than $100,000 of shares (measured by "fair market value") may be purchased in any year pursuant to option exercises. The options become fully vested and immediately exercisable in the event of a change in control of FLI. The key employee has certain rights, commencing after March 5, 2000, to require FLI to register his option shares under the Securities Act. In the event

<PAGE 50>

Resource America, Inc.
Notes to Consolidated Financial Statements

FLI does not become a public company by March 5, 2001, the key employee may require that the Company thereafter buy, for cash, FLI shares subject to such employee's options at a price equal to ten times FLI's after-tax earnings per share for the fiscal year ended immediately prior to the giving of notice by such employee of his exercise of this right. FLI is required to purchase 25% of such employee's shares in each year following such employee's exercise of this right.


NOTE 9 - COMMITMENTS

       The Company leases office space with varying expiration dates through 2001. Rental expense was $188,900, $60,500 and $47,000 for the years ended September 30, 1996, 1995 and 1994, respectively. Future minimum rental commitments at September 30, 1996 and thereafter are as follows:


            1997 . . . . . . . . . . . . . . . . .    $ 199,000
            1998 . . . . . . . . . . . . . . . . .      200,000
            1999 . . . . . . . . . . . . . . . . .      196,000
            2000 . . . . . . . . . . . . . . . . .      175,000
            2001 . . . . . . . . . . . . . . . . .       54,000

       As of September 30, 1996, the Company had outstanding commitments to fund the purchase of equipment which it intends to lease, with an aggregate cost of $441,000.


NOTE 10 - ACQUISITION

       Effective September 1, 1995, the Company acquired F.L. Partnership Management, Inc. ("FLPM"), (formerly Fidelity Leasing Corporation), an equipment leasing company, for $1,456,000 in cash (including related expenses) and the assumption of $312,000 in liabilities. The acquisition was accounted for as a purchase and, accordingly, FLPM's assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The purchase price resulted in an excess of costs over net assets acquired (goodwill) of approximately $558,000, which is being amortized on a straight line basis over 15 years. FLPM currently manages six equipment leasing partnerships.

       The following pro forma results of operations give effect to the above acquisition as though it had occurred on October 1, 1993:

(in thousand except per share amounts)              1995              1994
                                                    ----              ----
Revenue. . . . . . . . . . . . . . . . . .        $ 13,473          $ 10,342
Net Income . . . . . . . . . . . . . . . .           2,865             1,664
Net Income per common share. . . . . . . .           1.28               .83

       The pro forma results of operations have been prepared for comparative purposes only and do not purport to present actual operating results had the acquisition been made at the beginning

<PAGE 51>

Resource America, Inc.
Notes to Consolidated Financial Statements

of each year, or of results which may occur in the future.


NOTE 11 - INDUSTRY SEGMENT INFORMATION AND MAJOR CUSTOMERS

       The Company operates in three principal industry segments - real estate, energy and leasing. Segment data for the years ended September 30, 1996, 1995, and 1994 are as follows:

(in thousands of $)                            1996       1995       1994
                                               ----       ----       ----
Revenue:
    Real estate . . . . . . . . . . . . . . .$  7,171   $  6,114   $  2,522
    Energy      . . . . . . . . . . . . . . .   5,157      5,332      5,522
    Leasing     . . . . . . . . . . . . . . .   4,466        -          -
    Corporate . . . . . . . . . . . . . . . .     197        148        136
                                             --------   --------   --------
                                               16,991     11,594      8,180
                                             ========   ========   ========

Depreciation, Depletion and Amortization:
    Real estate . . . . . . . . . . . . . . .      38         37         37
    Energy      . . . . . . . . . . . . . . .   1,062      1,254      1,268
    Leasing     . . . . . . . . . . . . . . .     204        -          -
    Corporate . . . . . . . . . . . . . . . .      65         44         41
                                             --------   --------   --------
                                                1,369      1,335      1,346
                                             ========   ========   ========

Operating Profit (Loss):
    Real estate . . . . . . . . . . . . . . .   6,259      4,444      1,819
    Energy      . . . . . . . . . . . . . . .   1,437      1,085        488
    Leasing     . . . . . . . . . . . . . . .   1,916        -          -
    Corporate . . . . . . . . . . . . . . . .  (2,266)    (2,184)    (1,091)
                                             --------   --------   --------
                                                7,346      3,345      1,216
                                             ========   ========   ========

Identifiable Assets:
    Energy      . . . . . . . . . . . . . . .  12,675     13,790     14,570
    Real estate . . . . . . . . . . . . . . .  22,087     18,225     10,489
    Leasing     . . . . . . . . . . . . . . .   3,019        991        -
    Corporate . . . . . . . . . . . . . . . .   6,178      4,544      9,737
                                             --------   --------   --------
                                               43,959     37,550     34,796
                                             ========   ========   ========

Capital Expenditures:
    Real Estate . . . . . . . . . . . . . . .      17        172          2
    Energy      . . . . . . . . . . . . . . .     501        637        982
    Leasing     . . . . . . . . . . . . . . .     531        -          -
    Corporate . . . . . . . . . . . . . . . .      48          8         53
                                             --------   --------   --------
                                             $  1,097     $  817   $  1,037
                                             ========   ========   ========

<PAGE 52>

Resource America, Inc.
Notes to Consolidated Financial Statements

       Operating profit (loss) represents total revenue less operating expenses, excluding interest and general corporate expenses. A portion of executive salaries, included in their entirety in general and administrative expenses on the Company's Consolidated Statements of Operations, have been allocated to each segment based on the time spent in each area of the business.

       The Company's natural gas is sold under contract to various purchasers. For the year ended September 30, 1996, gas sales to two purchasers accounted for 13% and 29% of the Company's total production revenues. Gas sales to one purchaser individually accounted for 15% and 16% of total revenues for the years ended September 30, 1995 and 1994, respectively. Interest and fees earned from one borrower approximated 24% of total real estate revenues for the year ended September 30, 1995.


NOTE 12 - INVESTMENTS IN REAL ESTATE LOANS

       The Company has focused its real estate activities on the purchase of income producing mortgages at a discount to the face value of such mortgages and also to the appraised value of the property underlying the mortgage. Cash received by the Company for payment on each mortgage is allocated between principal and interest - the interest portion of the cash received is recorded as income to the Company. Additionally, the Company records as income the accrual of a portion of the discount to the underlying collateral value. This "accretion of discount" amounted to $953,774 during the year ended September 30, 1996. As the Company sells participations or receives funds from refinancings in such mortgages, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investment in real estate loans.

       At September 30, 1996 and 1995,the Company held real estate loans having aggregate face values of $79,101,000 and $51,690,000, respectively, which were being carried at aggregate costs of $21,798,000 and $17,991,000, including cumulative accretion of $2,066,000 and $1,168,000, respectively. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the years ended September 30, 1996 and 1995:

                                           1996            1995
                                           ----            ----

Balance, beginning of period            $ 17,991,415   $ 10,385,587
New real estate loans                     15,126,777     13,588,000
Additions to existing loans                2,564,319      1,299,696
Accretion of discount                        953,774      1,175,886
Collections of principal                  (9,377,017)    (2,555,285)
Cost of mortgages sold                    (5,461,500)    (5,902,469)
                                        ------------   ------------
Balance, end of period                  $ 21,797,768   $ 17,991,415
                                        ============   ============

<PAGE 53>

Resource America, Inc.
Notes to Consolidated Financial Statements

       Investments in Real Estate Loans at September 30 consists of:

                                                           September 30,
                                                          1996          1995
                                                          ----          ----
Property 001  Subordinated wraparound note, face
              value of $4,500,000, secured by
              residential real estate located in
              Pittsburgh, PA, interest at 14.5%,
              due December 31, 2002 . . . . . . . .  $  2,410,665   $  2,334,850

Property 002  Note, face value of $1,080,000,
              secured by residential real estate
              located in Philadelphia, PA,
              interest at 12%, due October 31,
              1998. . . . . . . . . . . . . . . . .       179,980        147,972

Property 003  Mortgage note, face value of
              $1,798,000, secured by residential
              real estate located in Margate, NJ,
              interest at the Chase Manhattan Bank
              prime rate (but not less than 9% nor
              greater than 15.5%), due January 1,
              2003. In August 1996, the owner of
              the property refinanced the mortgage
              note with an unaffiliated party,
              simultaneously paying the Company
              $627,200 toward principal and
              interest leaving a remaining face
              value due the Company of
              $1,633,000  . . . . . . . . . . . . .      694,850        424,749

Property 004  Note, face value of $1,312,000,
              secured by residential real estate
              located in Philadelphia, PA, interest
              at 2 1/2% over the monthly national
              median annualized cost of funds for
              SAIF-insured institutions as announced
              by the Federal Deposit Insurance
              Corporation, due October 31, 1998. . .     226,968        189,347

Property 005  Note, face value of $4,234,000 by
              commercial real estate located in
              Pittsburgh, PA, interest at 10.6%, due
              February 7, 2001 . . . . . . . . . . .   1,086,709        675,805

<PAGE 54>

Resource America, Inc.
Notes to Consolidated Financial Statements

Property 006  Subordinated note, face value of
              $4,165,000, interest at 1/2% over the
              Maryland National Bank prime rate, due
              July 31, 1998  . . . . . . . . . . . .   1,537,546      1,469,899

Property 007  Note, face value of $1,776,000,
              secured by a judgment lien, relating
              to real estate located in St. Cloud,
              MN, interest at 10%, due December 31,
              2014 . . . . . . . . . . . . . . . . .     527,846        489,196

Property 008  Subordinated note, face value of
              $3,559,000, secured by an unrecorded
              deed relating to real estate located
              in Philadelphia, PA, interest at 2%
              over the yield of one-year United
              States Treasury securities, due July
              31, 1998. . . . . . . . . . . . . . .      721,212        724,422

Property 009  Subordinated notes, face value of
              $1,495,000 secured by residential
              real estate located in Philadelphia,
              PA, interest at 2% over the Mellon
              Bank prime rate, due October 31,
              1999. . . . . . . . . . . . . . . . .      510,608        545,077

Property 010  Mortgage note, face value of
              $1,211,000, secured by residential
              real estate located in Philadelphia,
              PA, interest at 3% over the Federal
              Home Loan Bank of Pittsburgh rate,
              due September 2, 1999 . . . . . . . .      112,467        107,450

Property 011  Mortgage note, face value of $900,000,
              secured by commercial real estate
              located in Washington, D.C., interest
              at 1 1/2% over the First Union
              National Bank rate, due September 30,
              1999 . . . . . . . . . . . . . . . .       414,360        289,504

Property 012  Mortgage notes, face value of
              $1,962,000, secured by residential
              real estate located in Philadelphia,
              PA, varying interest rates from
              9 1/2% to 14 1/2%, due December 2,
              1999. In August 1996, the owner of
              the property refinanced the mortgage
              note with an unaffiliated party,
              simultaneously paying the Company
              $1,079,300 toward principal and
              interest on these loans . . . . . . .      747,640        195,092

<PAGE 55>

Resource America, Inc.
Notes to Consolidated Financial Statements

Property 013  Mortgage note, face value of
              $3,000,000, secured by commercial
              real estate located in Pasadena, CA,
              interest at 2.75% over the average
              cost of funds to FSLIC-insured
              savings and loan associations, 11th
              District (but not less than 5.5% nor
              greater than 15.5%), due May 1,
              2001 . . . . . . . . . . . . . . . .       302,354        295,608

Property 014  Wraparound note, face value of
              $12,000,000 consisting of a first
              mortgage held by the Company of
              $9,000,000 secured by commercial real
              estate located in Washington, D.C.,
              a note and a $3,000,000 second
              mortgage held by an unrelated party,
              interest at 12%, due November 30,
              1998. In October 1995, the owner of
              the property refinanced the mortgage
              note with an unaffiliated party,
              simultaneously paying the Company
              $6,487,000 toward principal and
              interest on this loan . . . . . . . .    3,170,843      9,252,716

Property 015  Subordinated wraparound note, face
              value of $3,500,000, secured by
              residential real estate located in
              New Concord, NC, interest at 12%,
              due August 25, 2000. . . . . . . . .       356,147        146,765

Property 016  Wraparound note, face value of
              $5,198,000, secured by real estate
              located in Rancho Cordova, CA,
              interest at 8.5%, due December 31,
              2019. In November 1995, the Company
              bought the underlying first mortgage
              for $1,328,000 and sold a senior
              participation in this mortgage for
              $2,400,000, resulting in a gain of
              $799,000 and a remaining face value
              due the Company of $4,143,000.. . . .        428,703       702,963

Property 017  Subordinated wraparound note, face
              value of $3,300,000 secured by
              commercial real estate located in
              Elkins, WV, interest at 13.6%, due in
              equal installments through December
              31, 2018.. . . . . . . . . . . . . .         961,756           -

<PAGE 56>

Resource America, Inc.
Notes to Consolidated Financial Statements

Property 018  Mortgage note, face value of
              $2,271,000, secured by commercial
              real estate located in Northridge,
              CA, interest at 9%, due December 27,
              2000. In December 1995, the Company
              sold a senior participation in this
              mortgage for $1,969,000 resulting
              in a gain of $538,000 and a remaining
              face value due the Company of
              $743,000 . . . . . . . . . . . . . .         782,973           -

Property 019  Mortgage note, face value of
              $4,627,000, secured by residential
              real estate located in Philadelphia,
              PA, interest at 7.75%, due December
              31, 2000. In April 1996, the owner
              of the property refinanced the
              mortgage note property with an
              unaffiliated party, simultaneously
              paying the Company $3,020,000 toward
              principal and interest on this
              loan.. . . . . . . . . . . . . . . . .       900,017           -

Property 020  Mortgage note, face value of $4,800,000
              secured by real estate located in Cherry
              Hill, NJ, interest at 10%, due February 7,
              2001. In September 1996, the Company sold
              a senior participation in this mortgage for
              $2,000,000, resulting in a gain of $625,000
              and a remaining face value due the
              Company of $3,072,000 . . . . . . . .      1,536,729           -

Property 021  Mortgage notes, face value of $3,269,000,
              secured by real estate located in
              Philadelphia, PA, interest at 12%, due
              March and April, 2001. In June 1996, the
              Company sold a senior participation in this
              mortgage for $2,010,000, resulting in a gain
              of $916,759 and a face value due the
              Company of $1,259,000 . . . . . . . .        516,036           -

Property 022  Subordinated participation loan, face
              value of $2,038,000, secured by real
              estate located in Philadelphia, PA,
              interest at 85% of the 30-day rate on
              $100,000 Certificates of Deposit as
              published by the Wall Street
              Journal plus 2.75%, due October 31,
              1998. . . . . . . . . . . . . . . . . .    1,060,176           -

<PAGE 57>

Resource America, Inc.
Notes to Consolidated Financial Statements

Property 023  Subordinated mortgage note, face value
              of $600,000, secured by real estate
              located in Philadelphia, PA, interest
              at 12%, due March 28, 2001 . . . . . .       110,559           -

Property 024  Mortgage note, face value of $3,500,000,
              secured by residential real estate
              located in Sharon Hill, PA, interest at
              10.5%, due December 31, 2002. . . . . .    2,500,624           -
                                                      ------------  ------------
                                                      $ 21,797,768  $ 17,991,415
                                                      ============  ============

       As referenced above, during fiscal years 1995 and 1996 the Company sold senior participations in seven and three real estate loans, respectively, to an insurance company and, in fiscal 1996, one loan to a financial institution. Both the insurance company and the financial institution have certain recourse rights against the Company should the loans not perform under the terms of the participation agreements. In addition, the Company issued to the insurance company warrants to purchase 421,350 shares and 112,360 shares of the Company's common stock at $4.18 and $3.38 per share, respectively. The total value assigned to the warrants ($118,800) has been accounted for as paid-in capital.

       Further, as referenced above, in 1996 the owners of two properties on which the Company held mortgage notes refinanced those Notes with unaffiliated parties. The Company received payments of principal and interest on these notes and now holds positions which are subordinated to the new first mortgage notes placed on the properties by the unaffiliated parties.


NOTE 13 - SUPPLEMENTAL OIL AND GAS INFORMATION

       Results of operations for oil and gas producing activities:

                                                   Year Ended September 30,
(in thousands of $)                                 1996      1995      1994
                                                    ----      ----      ----
Revenues. . . . . . . . . . . . . . . . . . . . . $ 3,421   $ 3,452   $ 3,442
Production costs. . . . . . . . . . . . . . . . .  (1,421)   (1,502)   (1,369)
Exploration expenses. . . . . . . . . . . . . . .    (161)     (230)     (635)
Depreciation, depletion, and amortization . . . .    (781)     (922)     (977)
Income taxes  . . . . . . . . . . . . . . . . . .     (96)      -         -
                                                  -------   -------   -------
Results of operations for producing activities. . $   962   $   798   $   461
                                                  =======   =======   =======


CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

       The components of capitalized costs related to the Company's oil and gas producing activities (less impairment reserve of $21,947 in 1996 and $30,000 in 1995) are as follows:

<PAGE 58>

Resource America, Inc.
Notes to Consolidated Financial Statements

                                         1996           1995           1994
                                         ----           ----           ----

Proved properties . . . . . . . . .  $ 22,549,241   $ 22,416,419   $ 26,903,003
Unproved properties . . . . . . . .       481,477        649,962        703,317
Pipelines, equipment, and
   other interests                      2,540,050      2,487,508      2,561,500
                                     ------------   ------------   ------------
Total . . . . . . . . . . . . . . .    25,570,768     25,553,889     30,167,820
Accumulated depreciation,
   depletion and amortization . . .   (14,305,928)   (13,589,493)   (17,381,995)
                                     ------------   ------------   ------------
Net capitalized costs . . . . . . .  $ 11,264,840   $ 11,964,396   $ 12,785,825
                                     ============   ============   ============


COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

       The costs incurred by the Company in its oil and gas activities during 1996, 1995 and 1994 are as follows:
                                                1996       1995         1994
                                                ----       ----         ----
Property acquisition costs:
Unproved properties . . . . . . . . . . . .  $   2,421   $   5,373   $     220
Proved properties . . . . . . . . . . . . .    156,751     388,392     794,585
Exploration costs . . . . . . . . . . . . .    316,961     317,239     702,588
Development costs . . . . . . . . . . . . .    176,290     211,313     214,747

OIL AND GAS RESERVE INFORMATION (UNAUDITED)

       The Company's estimates of net proved developed oil and gas reserves and the present value thereof have been verified by E.E. Templeton & Associates, Inc., an independent petroleum engineering firm. The Company has no proven undeveloped reserves.

       The Company's oil and gas reserves are located within the United States. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represent estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Company's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided.

       The standardized measure of discounted future net cash flows is merely information provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry.

<PAGE 59>

Resource America, Inc.
Notes to Consolidated Financial Statements

                                                            Gas         Oil
                                                           (mcf)       (bbls)
                                                           -----       ------

Balance-September 30, 1993. . . . . . . . . . . . .     10,465,818    261,824
Purchases of reserves in-place. . . . . . . . . . .      2,835,913     53,111
Current additions . . . . . . . . . . . . . . . . .            -          -
Sales of reserves in-place. . . . . . . . . . . . .         (1,865)       (66)
Revisions to previous estimates . . . . . . . . . .        (26,065)    15,992
Production. . . . . . . . . . . . . . . . . . . . .     (1,161,685)   (34,002)
                                                        ----------   --------
Balance-September 30, 1994. . . . . . . . . . . . .     12,112,116    296,859

Purchases of reserves in-place. . . . . . . . . . .        893,104     23,284
Current additions . . . . . . . . . . . . . . . . .        430,330      3,641
Sales of reserves in-place. . . . . . . . . . . . .        (79,294)      (628)
Revisions to previous estimates . . . . . . . . . .        624,471     14,423
Production. . . . . . . . . . . . . . . . . . . . .     (1,198,245)   (36,420)
                                                        ----------   --------
Balance-September 30, 1995. . . . . . . . . . . . .     12,782,482     01,159

Purchase of reserves in-place . . . . . . . . . . .        293,602      8,880
Current additions . . . . . . . . . . . . . . . . .        237,070        726
Sales of reserves in-place. . . . . . . . . . . . .        (18,645)    (1,885)
Revision to previous estimates  . . . . . . . . . .        723,24     235,002
Production. . . . . . . . . . . . . . . . . . . . .     (1,165,477)   (33,862)
                                                        ----------   --------
Balance-September 30, 1996. . . . . . . . . . . . .     12,852,274    310,020
                                                        ==========   ========

       Presented below is the standardized measure of discounted future net cash flows and changes therein relating to proved developed oil and gas reserves. The estimated future production is priced at year-end prices. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved developed reserves based on year-end cost levels. The future net cash flows are reduced to present value amounts by applying a 10% discount factor.

                                        1996           1995           1994
                                        ----           ----           ----

Future cash inflows . . . . . . . . $ 34,516,625   $ 30,257,454   $ 30,334,494
Future production and
   development costs  . . . . . . .  (16,764,409)   (15,199,823)   (15,071,229)
Future income tax expense . . . . .   (2,731,883)    (1,260,450)      (961,919)
                                    ------------   ------------   ------------
Future net cash flows . . . . . . .   15,020,333     13,797,181     14,301,346
Less 10% annual discount for
   estimated timing of cash flows .   (6,671,674)    (5,987,477)    (6,340,083)
                                    ------------   ------------   ------------
Standardized measure of discounted
   future net cash flows. . . . . . $  8,348,659   $  7,809,704   $  7,961,263
                                    ============   ============   ============

<PAGE 60>

Resource America, Inc.
Notes to Consolidated Financial Statements

       The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved developed oil and gas reserves after income taxes.

                                         1996          1995           1994
                                         ----          ----           ----

Balance, beginning of period. . . . $  7,809,704   $  7,961,263   $  7,281,849
Increase (decrease) in discounted
   future net cash flows:
Sales and transfers of oil and
   gas, net of related costs  . . .   (1,927,865)    (1,869,399)    (1,344,839)
Net changes in prices and
    production costs  . . . . . . .    1,391,506       (186,722)      (239,502)
Revisions of previous quantity
    estimates . . . . . . . . . . .      696,880        417,560         69,501
Extensions, discoveries, and
    improved recovery less
    related costs . . . . . . . . .      145,255        252,604            -
Purchases of reserves in-place. . .      241,657        612,008      1,916,920
Sales of reserves in-place,
    net of tax effect . . . . . . .      (25,570)       (46,306)        (1,425)
Accretion of discount . . . . . . .      850,640        841,775        760,714
Net change in future income taxes .     (924,022)      (240,218)      (131,190)
Other . . . . . . . . . . . . . . .       90,474         67,139       (350,765)
                                    ------------   ------------   ------------
Balance, end of period. . . . . . . $  8,348,659   $  7,809,704   $  7,961,263
                                    ============   ============   ============


NOTE 14 - SUBSEQUENT EVENT

     On November 26, 1996, the Company issued an additional 1,656,000 shares of common stock through a public offering. Proceeds from the offering, net of commissions and related expenses, were approximately $19.6 million. The proceeds will be used for general corporate purposes including the acquisition of additional commerical real estate loans and expansion of the Company's equipment leasing operations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

<PAGE 61>

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

       In response to the information called for by this item, the material is set forth under the caption "Directors and Executive Officers" of the Company's definitive proxy statement, with respect to its 1997 annual meeting of shareholders, to be filed on or before January 28, 1997 (the "Proxy Statement") and is incorporated herein by reference.



ITEM 11.      EXECUTIVE COMPENSATION

       In response to the information called for by this item, the material set forth under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement is incorporated herein by reference.



ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       In response to the information called for by this item, the material set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In response to the information called for by this item, the material is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement, and is incorporated herein by reference.

<PAGE 62>

                                PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

 1. Financial Statement Schedules

        (a) Inapplicable
        (b) Schedule IV - Mortgage Loans on Real Estate (1)


       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

 3. Exhibit No.   Description
    -----------   -----------
            1     Form of Underwriting Agreement between the Underwriters and
                  Registrant.  (1)

            3.1   Restated Certificate of Incorporation of the
                  Registrant. (1)

            3.2   Bylaws of the Registrant, as amended. (1)

           10.1   1984 Key Employee Stock Option Plan, as amended. (2)

           10.2   1989 Key Employee Stock Option Plan, as amended. (2)

           10.3   Employee Stock Ownership Plan. (3)

           10.7 Incentive Stock Option Agreement with Michael L. Staines dated April 20, 1993. (4)

           10.8 Incentive Stock Option Agreement with Scott Schaeffer dated April 20, 1993. (4)

           10.10 Incentive Stock Option Agreement with Edward E. Cohen dated April 20, 1993. (4)

           10.11 Incentive Stock Option Agreement with Nancy J. McGurk dated April 20, 1993. (4)

           10.12 Incentive Stock Option Agreement with Michael L. Staines dated April 20, 1993. (4)

<PAGE 63>

           10.13 Promissory Note effective February 1, 1993, between Society National Bank and Resource America, Inc. (4)

           10.14 Note Purchase Agreement Between Resource America, Inc., and Physicians Insurance Company of Ohio dated May 25, 1994. (5)

           10.15 Warrant Agreement Between Resource America, Inc., and Physicians Insurance Company of Ohio dated May 25, 1994. (5)

           10.16 Wrap-Around Deed of Trust Note between Washington Properties Limited Partnership and RAI Financial, Inc dated January 18, 1995. (6)

           10.17 Warrant to Purchase 40,000 shares of Common Stock of Resource America, Inc., issued to Physicians' Insurance Company of Ohio dated December 21, 1994. (6)

           10.18 Warrant to Purchase 49,275 shares of Common Stock of Resource America, Inc., issued to Physicians' Insurance Company of Ohio dated June 1, 1995. (6)

           10.19 Warrant to Purchase 35,190 shares of Common Stock of Resource America, Inc., issued to Physicians' Insurance Company of Ohio dated June 20, 1995. (6)

           10.20 Stock Purchase Agreement between Resource Leasing, Inc. and FML Leasehold, Inc. and Fidelity Leasing Corp. dated August 30, 1995. (6)

           10.21 Grant of Incentive Stock Option Pursuant to Resource America, Inc. 1989 Key Employee Stock Option Plan between Daniel G. Cohen and Resource America, Inc. dated December 18, 1995. (7)

           10.22 Grant of Incentive Stock Option Pursuant to Resource America, Inc. 1989 Key Employee Stock Option Plan between Freddie M. Kotek and Resource America, Inc. dated December 18, 1995. (7)

           10.23 Grant of Incentive Stock Option Pursuant to Resource America, Inc. 1989 Key Employee Stock Option Plan between Michael L. Staines and Resource America, Inc. dated December 18,
                  1995. (7)

           10.24 Grant of Incentive Stock Option Pursuant to Resource America, Inc. 1989 Key Employee Stock Option Plan between Scott F. Schaeffer and Resource America, Inc. dated December 18,
                  1995.  (7)

           10.25 Grant of Incentive Stock Option Pursuant to Resource America, Inc. 1989 Key Employee Stock Option Plan between Edward E. Cohen and Resource America, Inc. dated December 18, 1995. (7)

           10.26 Grant of Incentive Stock Option Pursuant to Resource America, Inc. 1989 Key Employee Stock Option Plan between Jeffrey C. Simmons and Resource America, Inc. dated December 18,
                  1995. (7)

<PAGE 64>

           10.27 Grant of Incentive Stock Option Pursuant to Resource America, Inc. 1989 Key Employee Stock Option Plan between Nancy J. McGurk and Resource America, Inc. dated December 18, 1995. (7)

           10.29 Warrant to purchase 36,000 shares of Class B Common stock of Resource America, Inc., issued to Physicians' Insurance Company of Ohio, dated December 26, 1995. (7)

           10.30 Warrant to purchase 29,535 shares of Class B Common stock of Resource America, Inc., issued to Physicians' Insurance Company of Ohio, dated December 27, 1995. (7)

           10.31 Contribution Agreement between Resource Leasing, Inc. and Abraham Bernstein. (1)

           10.32 Employment Agreement between Fidelity Leasing, Inc. and Abraham Bernstein. (1)

           11.1 Calculation of Primary and Fully Diluted Earnings per Share. (1)

           22.1*  List of Subsidiaries.

           23.1   Consent of E. E. Templeton & Associates, Inc. (1)

           27     Financial Data Schedule (1)


------------------------------------------------
(b)         Reports on Form 8-K:

            There were no reports on Form 8-K filed during the fourth quarter of fiscal 1996.

(1) Filed previously as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-13905) and by this reference incorporated herein.
(2) Filed previously as an Exhibit to the Company's Registration Statement on Form S-8 dated May 2, 1996 and by this reference incorporated herein.
(3) Filed previously as an Exhibit to the Company's Form 10-K for the year ended September 30, 1989 and by this reference incorporated herein.
(4) Filed previously as an Exhibit to the Company's Form 10-KSB for the year ended September 30, 1993 and by this reference incorporated herein.
(5) Filed previously as an Exhibit to the Company's Form 10-KSB for the year ended September 30, 1994 and by this reference incorporated herein.
(6) Filed previously as an Exhibit to the Company's Form 10-KSB for the year ended September 30, 1995 and by this reference incorporated herein.
(7) Filed previously as an Exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1995.

<PAGE 65>

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         RESOURCE AMERICA, INC.
(Registrant)
                                          By:  /s/ Edward E. Cohen
                                              --------------------------------
December 30, 1996                                  President

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December __, 1996.

             Signature                                        Title
             ---------                                        -----

   /s/ Edward E. Cohen                                   Chairman of the Board
 ---------------------------                             and President of
       Edward E. Cohen                                   Resource America, Inc.


   /s/ Michael L. Staines                                Senior Vice President,
 ---------------------------                             Secretary, and
       Michael L. Staines                                Director of Resource
                                                         America, Inc.

   /s/ Carlos C. Campbell                                Director of Resource
 ---------------------------                             America, Inc.
       Carlos C. Campbell


   /s/ John R. Hart                                      Director of Resource
 ---------------------------                             America, Inc.
       John R. Hart


   /s/ Andrew M. Lubin                                   Director of Resource
 ---------------------------                             America, Inc.
       Andrew M. Lubin


   /s/ Alan D. Schreiber                                 Director of Resource
 ---------------------------                             America, Inc.
       Alan D. Schreiber


   /s/ John S. White                                     Director of Resource
 ---------------------------                             America, Inc.
       John S. White


   /s/ Nancy J. McGurk                                   Vice President -
 ---------------------------                             Finance and Treasurer
       Nancy J. McGurk                                   (Chief Accounting
                                                         Officer) of Resource
                                                         America, Inc.