Form 10-K/A
period 1996-09-30
RESOURCE AMERICA INC
filed 1997-01-28
CIK 83402

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K/A

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

               The Company's Common Stock trades on the NASDAQ
                National Market System under the symbol "REXI"
               -----------------------------------------------

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

                     AMENDMENT TO ANNUAL REPORT ON FORM 10-K

     The following information is being filed to amend the Annual Report on Form 10-K filed with the Securities and Exchange Commission by Resource America, Inc. (the "Company") on December 30, 1996.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS OF THE REGISTRANT

     Information is set forth below regarding the principal occupation of each of the directors of the Company. There are no family relationships among the nominees and directors of the Company; however, Mr. Daniel G. Cohen, a Vice President of the Company, is the son of Mr. Edward E. Cohen, Chairman of the Board of Directors, Chief Executive Officer and President of the Company.

                                                    Year in
                                                     Which
                                                    Service      Term to expire
                                                       as             at
Names of Directors, Principal                       Director        Annual
Occupation, and Other Information                     Began         Meeting
--------------------------------------------------------------------------------

MICHAEL L. STAINES, 47, Senior Vice
President and Secretary of the Company
since 1989.                                            1989          1997 (a)

JOHN S. WHITE, 56, Chairman of the Board and
Chief Executive Officer of DCC Securities
Corporation (a securities brokerage firm)
since 1990.                                            1993          1997 (a)

                                                    Year in
                                                     Which
                                                    Service      Term to expire
                                                       as             at
Names of Directors, Principal                       Director         Annual
Occupation, and Other Information                    Began          Meeting
-------------------------------------------------------------------------------


CARLOS C. CAMPBELL, 58, President of C.C.
Campbell and Company (a management consulting
firm). Vice Chairman of the Board of Directors
of Computer Dynamics, Inc. (a computer
services corporation) since 1992. Director of
Sensys, Inc. (a telecommunication/asset
management corporation) since 1994.                    1990          1999

EDWARD E. COHEN, 57, Chairman of the Board
since 1990, Chief Executive Officer since
1988 and President since 1995, of the
Company. Chairman of the Board and director
of Bryn Mawr Resources, Inc. Director and
Chairman of the Executive Committee of
JeffBanks, Inc. (a bank holding company).
Principal of Ledgewood Law Firm, P.C.
from 1991 to 1994 (b).                                 1988           1999 (a)

JOHN R. HART, 36, Chief Executive Officer
of Quaker Holdings, Ltd. (an investment
firm) since 1991. President and Director
of Physicians Insurance Company of Ohio ("PICO")
since 1995 and 1993, respectively.                     1994           1998

(a) Messrs. Staines and White have been renominated by the Nominating Committee of the Board of Directors for election as directors at the 1997 Annual Meeting of Stockholders.

(b) Bryn Mawr Resources, Inc. is a privately owned company which holds 16.43% of the Company's Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."


                                                      Year in
                                                       Which
                                                      Service     Term to expire
                                                         as             at
Names of Directors, Principal                         Director        Annual
Occupation, and Other Information                       Began        Meeting
--------------------------------------------------------------------------------

ANDREW M. LUBIN, 49, President, Delaware
Financial Group, Inc. (a private investment
firm) since 1984.                                      1994           1998

ALAN D. SCHREIBER, MD, 54, Founder and
Chief Scientific Officer of CorBec
Pharmaceuticals, Inc. since 1993. Professor
of Medicine and Assistant Dean for
Research and Research Training at the
University of Pennsylvania School of
Medicine since 1973.                                   1994           1998


 NAMES OF OTHER EXECUTIVE OFFICERS, PRINCIPAL OCCUPATION, AND OTHER INFORMATION
--------------------------------------------------------------------------------

DANIEL G. COHEN, 27, Vice President - Financial Services of the Company. Prior to joining the Company in November 1995, Mr. Cohen was principally engaged in graduate studies at the University of Pennsylvania, following his graduation from the University of Chicago in 1991. Mr. Cohen is the son of Edward E. Cohen.

FREDDIE M. KOTEK, 40, Senior Vice President of the Company since 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of the Company) since 1993. First Vice President of Royal Alliance Associates from 1991 to 1993.

NANCY J. MCGURK, 40, Vice President - Finance of the Company since 1992. Treasurer and Chief Accounting Officer of the Company since 1989.

SCOTT F. SCHAEFFER, 34, Senior Vice President of the Company since 1995. Vice President -Real Estate of the Company and President of Resource Properties, Inc. (a wholly owned subsidiary of the Company) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

                          OTHER SIGNIFICANT EMPLOYEES
                          ---------------------------

The following sets forth certain information regarding other significant employees of the Company:

ABRAHAM BERNSTEIN, 63, Chairman, Chief Executive Officer and President of Fidelity Leasing, Inc. ("FLI"), a subsidiary of the Company. From 1982 to 1993, he was the President and Chief Executive Officer of Tokai Financial Services, Inc., the equipment leasing subsidiary of Tokai Bank of Japan. From 1993 to 1995, the contractual period during which Mr. Bernstein's restrictive covenant with Tokai was in effect, Mr. Bernstein was a Managing Director of the Rittenhouse Consulting Group (a financial consulting company).

CRIT DEMENT, 43, Executive Vice President of FLI. Prior thereto, from 1983 through 1996 he was Vice President - Marketing and Leasing Associate - Senior Account Representative for Tokai Financial Services, Inc.

JOSEPH T. ELLIS, JR., 35, Director of Vendor Services for FLI. Prior thereto, from 1985 through February 1996, he held various marketing and sales positions with Tokai Financial Services, Inc., most recently as the Director of Program Management and Strategic Market Development.

JEFFREY C. SIMMONS, 38, Vice President - Exploration and Production of the Company since 1994. Director of Well Services of the Company from 1988 to 1994.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

                  The following tables set forth certain information concerning the compensation paid or accrued during each of the last three fiscal years by the Company and its subsidiaries to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers whose aggregate salary and bonus (including amounts of salary and bonus foregone to receive non-cash compensation) exceeded $100,000.


                          Summary Compensation Table

                                     Annual Compensation                             Long-Term Compensation
------------------------------------------------------------------------------------------------------------------------
                                                                 Restricted     Securities
                                                                    Stock       Underlying          LTIP          All
Name and Principal Position   Year    Salary      Bonus    Other   Award(1)     Options(2)     Payouts(3)    Other(4)
------------------------------------------------------------------------------------------------------------------------

Edward E. Cohen               1996   $250,000   $135,000     $0    $31,990        95,506             $0       $9,607
Chairman, President &         1995    210,000    130,000      0    $19,824             0              0            0
Chief Executive Officer       1994     97,500     59,000      0     13,966             0              0            0

Freddie M. Kotek              1996    145,000     30,000      0     31,990        39,326              0        5,600
Senior Vice President         1995    145,000     45,000      0     19,824             0              0        3,760

Scott F. Schaeffer            1996    145,000     50,000      0     31,990        22,472              0        3,963
Senior Vice President         1995    145,000     45,000      0     19,824             0              0        3,058

Michael L. Staines            1996    120,000     12,500      0     28,420        11,236              0            0
Senior Vice President &       1995    112,500      7,500      0     16,023             0              0            0
Secretary                     1994    105,000          0      0      9,368             0              0            0


(1) Reflects shares awarded under the Company's Employee Stock Ownership Plan, valued at the closing price of the Company's Common Stock at September 30 of each year ($12.75, $8.40 and $5.50 per share for fiscal years 1996, 1995, and 1994, respectively. For purposes of this table, all shares are assumed to be fully vested. Messrs. Cohen and Staines were 100% vested as of September 30, 1996. Shares awarded to Messrs. Schaeffer and Kotek were vested 40% and 20%, respectively, as of such date and will vest an additional 20% on each future September 30 until fully vested on September 30, 1999 and 2000, respectively. At September 30, 1996 and in aggregate, the number of restricted shares awarded and the value of such awarded restricted shares are: Edward E. Cohen, 20,089 shares at a value of $119,333; Freddie M. Kotek, 5,170 shares at a value of $51,814; Scott F. Schaeffer, 7,047 shares at a value of $60,665; Michael L. Staines, 13,624 shares at a value of $83,989. Cash dividends have been and will continue to be, as and when authorized by the Company's Board of Directors, paid on the restricted shares.
(2) At September 30, 1996, Messrs. Cohen, Kotek, Schaeffer and Staines held options to purchase 179,776 shares, 39,326 shares, 50,562 shares and 39,326 shares, respectively of the Company's common stock.
(3) Except for the Company's Employee Stock Ownership Plan, the stock option plans and the 401(k) plan, reported elsewhere in this table, the Company does not have long-term incentive plans or pension or profit-sharing plans.
(4) All such amounts are matching payments made by the Company under the Company's 401(k) plan.


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR (1996)

                          Number of    Percent of Total                            Potential Realizable
                          Securities    Options/SARs                                 Value at Assumed
                         Underlying      Granted to       Exercise                 Rates of Stock Price
Name and                Options/SARs    Employees in       Price    Expiration      Appreciation for
Principal Position        Granted(1)    Fiscal Year(2)     ($/Sh)       Date            Option Term
------------------------------------------------------------------------------------------------------
                                                                                    @5%          @10%
                                                                                 ---------    ---------

Edward E. Cohen               95,506         47.2%           9.01   12/18/2000     137,852       399,219
Chairman &
Chief Executive Officer

Freddie M. Kotek              39,326         19.4%           8.19   12/18/2005     202,504       513,185
Senior Vice President

Scott F. Schaeffer            22,472         11.1%           8.19   12/18/2005     115,717       293,249
Senior Vice President

Michael L. Staines            11,236          5.6%           8.19   12/18/2005      57,858       146,624
Senior Vice President &
Secretary


(1) Options expire ten years from the date of issuance and are granted at an exercise price of the market value of the underlying common stock of the Company on the date of grant, except for those options awarded to Mr. E. Cohen which have a five year term and an exercise price of 110% of the fair market value at the date of grant. Options vest at a rate of 25% of the option shares on each anniversary date of grant beginning with the second anniversary.
(2)  The options do not carry any stock appreciation rights ("SARs").


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                          Value of
                                                         Number of       Unexercised
                                                        Unexercised       in-the-Money
                                                        Options at         Options at
                                 Shares                   FY-End            FY-End
                                Acquired     Value      Exercisable/      Exercisable/
Name and Principal Position   on Exercise   Realized   Unexercisable    Unexercisable(1)
---------------------------------------------------------------------------------------


Edward E. Cohen                    0          $ 0      63,203/116,573   $613,701/240,280
Chairman & Chief
Executive Officer

Freddie M. Kotek                   0            0           0/39,326           0/179,327
Senior Vice President

Scott F. Schaeffer                 0            0      21,068/29,494     210,464/172,627
Senior Vice President

Michael L. Staines                 0            0      21,068/18,258     210,464/121,391
Senior Vice President &
Secretary


(1) Value is calculated by subtracting the total exercise price from the fair market value of the securities underlying the options at September 30, 1996

     During the first quarter of fiscal 1996, the Company issued incentive stock options to the following persons in the following amounts: Mr. E. Cohen - 95,506 shares; Mr. Staines - 11,236 shares; Mr. Kotek - 39,326 shares; Mr. Schaeffer
- 22,472 shares; Mr. D. Cohen - 11,236 shares and Ms. McGurk - 11,236 shares. Twenty-five percent of the options become exercisable on December 18, 1996, with additional 25% amounts becoming exercisable on each December 18 thereafter through December 18, 1999 when all such options are exercisable. The options expire in 2005 and are exercisable at a price of $8.19 per share (the market price at the date of grant) except that Mr. E. Cohen's options expire in 2000 and are exercisable at a price of $9.01 per share.

Employment Agreements

In March 1996, the Company through its wholly owned subsidiary FLI entered into an employment arrangement with Abraham Bernstein. Under terms of the arrangement, Mr. Bernstein has assumed the positions of Chairman, Chief Executive Officer and President of FLI for a three year term and is responsible for developing the Company's small ticket business. Mr. Bernstein receives a base salary of $150,000 per year and is eligible for bonuses based on the performance of FLI. In addition, Mr. Bernstein has received options to purchase ten percent (10%) of the common stock of FLI, such options vesting 25% per year beginning in March 1997 (becoming fully vested in the event of a "change in control" of the Company) and expiring in March 2005. Under certain circumstances and after March 5, 2001, Mr. Bernstein may require that FLI buy, for cash, a predetermined number of the FLI shares subject to Mr. Bernstein's options at a price equal to ten times FLI's after-tax earnings per share for the fiscal year immediately prior to the giving of notice by Mr. Bernstein of his exercise of this right. Obligations of FLI to repurchase shares in any year in excess of $500,000 (including amounts deferred from prior years) may deferred to the following year.


                                PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on the common stock of Resource America, Inc. with the cumulative total return of two other stock market indices: the NASDAQ United States Composite (National Market System only) and the NASDAQ Financial.

              COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
              ------------------------------------------------

                            Resource      Nasdaq U.S.      Nasdaq
          September 30    America, Inc.    composite      Financial
          ------------    -------------   -----------     ---------
             1991             100             100            100
             1992              52.2           112.1          135.0
             1993              55.7           146.8          185.1
             1994              84.3           148.0          195.0
             1995             135.1           204.4          246.8
             1996             236.7           242.6          305.8

* Total return for each of the last five fiscal years ending September 30. Assumes $100 was invested on October 1, 1991 in the Company's common stock or in the indicated index and that cash dividends were reinvested as received.



               COMPENSATION COMMITTEE of the BOARD OF DIRECTORS

                       REPORT ON EXECUTIVE COMPENSATION
                       --------------------------------

The Compensation Committee of the Board of Directors (the "Committee") is responsible for setting and administering compensation programs for the Company's executives, including the following:
  * set policies with respect to compensation for executives;
  * set pay levels for all named executive officers;
  * administration of the Company's Key Employee Stock Option plans and making appropriate awards of options; and
  * monitoring and determining such other compensation matters as may be assigned to the Committee by the board of Directors

The Committee is comprised of three non-employee directors: Mr. Carlos C. Campbell, Dr. Alan D. Schreiber and Mr. John S. White.

The Company's compensation philosophy and objectives are driven by the desire to
  * compensate and reward executives for their contribution to the historical success of the Company; and
  * provide suitable compensation packages to attract, motivate and retain talented executives in a very competitive environment.

The executive compensation program is designed to reward performance that is directly relevant to the Company's short-term and long-term success and goals and as such is structured in three components: base salary, annual bonuses, and long term incentives.

BASE SALARY

Base salaries for executive officers are determined in part by pay practices in unaffiliated companies and the Committee's assessment of individual performance relative to responsibilities and objectives for each executive. Base salaries are not intended to compensate individuals for extraordinary performance or for above average Company performance.

BONUS PLAN

Executives are eligible to receive annual bonuses which are generally based on the overall Company performance during the preceding year and that individual's specific contribution to that performance. The Company does not have a defined bonus pool; however, during the past two years the Company's practice has been to limit the pool to no more than ten percent (10%) of the reported net income of the Company for the preceding year. Allocation of the amount available for annual bonus payment is at the discretion of the Committee. No formula performance measures were utilized in establishing the amount of the bonus awards; however the Committee considers individual contribution to the overall performance of the Company and performance relative to expectations.

LONG TERM INCENTIVES

GENERAL

Long term incentives are designed to focus executives on the long term goals and performance of the Company and to provide a reward directly tied to stockholder return - the performance of the Company's common stock. The particular plans are intended to encourage the participants to strive to achieve the long term success of the Company and to remain with the Company in order to fully benefit from the plans.

STOCK OPTIONS

Stock options are issued periodically to key employees at an exercise price of no less than the then current market price of the Company's common stock, have a ten (10) year life and vest to the executive at twenty-five percent (25%) of the amount awarded on each anniversary of their issuance. Options awarded to Mr. Edward E. Cohen, as a result of his greater than five percent (5%) effective interest in the Company, have been issued with an exercise price of one-hundred ten percent (110%) of market price and with a five (5) year life. Allocation of available options is again at the discretion of the Committee and is determined by the potential contribution to, or impact upon, the overall performance of the Company by the executive.

EMPLOYEE STOCK OWNERSHIP PLAN

In 1989 the Company established the Resource America, Inc. Employee Stock Ownership Plan for the benefit of all qualified employees. All such employees, including named executives, are allocated shares from an available pool each year in proportion to their relative compensation. While the allocations from this plan are determined solely by a predetermined and required formula in accordance with ERISA, the intent was, and remains, to reward all employees, including executives, based on the long term success of the Company as measured by the stockholder return.

SAVINGS PLAN

The Resource America, Inc. Savings Investment Plan, under Section 401(k) of the Internal Revenue Code, offers eligible employees the opportunity to make long-term investments on a regular basis through salary contributions, which are supplemented by matching Company contributions in the form of cash or Company common stock. During fiscal 1996 the Company matched employee contributions 50% in cash or 100% in Company common stock. While participation in this plan is at the discretion of the qualified employee, the intent again was, and remains, to reward all employees, including executives, based on the long term success of the Company as measured by the stockholder return.

CHIEF EXECUTIVE OFFICER
-----------------------

In evaluating the performance and setting the total compensation package for the Chief Executive Officer, Mr. Edward E. Cohen (who also holds the titles of Chairman and President), the Committee meets without that individual being present. In fiscal 1996 the Committee took particular note of the continued growth in revenues ($11.6 million in fiscal 1995 as compared to $8.2 million in fiscal 1994) and profitability ($2.7 million in fiscal 1995 as compared to $1.3 million in fiscal 1994) of the Company. The effectiveness of the leadership provided by Mr. Cohen has allowed the Company to change its focus from its historic energy activities to niche finance opportunities, specifically in real estate asset acquisition and resolution and equipment leasing, where the Company can take advantage of its specialized skills to generate attractive returns which ultimately are measured in the appreciation of the Company's common stock. This transformation has been substantially realized. As such, the Committee awarded Mr. Cohen an annual salary of $250,000, a bonus of $135,000 and five-year options on 95,506 shares of the Company's common stock at an exercise price of $9.01 per share (110% of the then current market price).

This report has been provided by the Compensation Committee of the Board of Directors of Resource America, Inc.

Carlos C. Campbell, Chairman
Alan D. Schreiber, M.D.
John S. White

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of shares of Common Stock owned, as of January 24, 1997, by (a) each person who, to the knowledge of the Company, is the beneficial owner of 5% or more of the outstanding shares of Common Stock, (b) each of the Company's present directors,
(c) each of the Company's executive officers, and (d) all of the Company's present executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of Common Stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person. See notes (3), (4),
(5) and (6) below, for information concerning outstanding options and warrants.



                                             Common Stock
                                -------------------------------------------
                                  Amount                      Percent of
Beneficial Owner                   Owned                        Class
------------------              ----------                    -----------

Directors
---------
Carlos C. Campbell                     25                          *
Edward  E. Cohen                  692,476  (1)(2)(3)(4)          19.04%
John R. Hart                      983,150  (5)                   21.68%
Andrew M. Lubin                       280                          *
Alan D. Schreiber, M.D.             5,370                          *
Michael L. Staines                 37,878  (2)(3)(6)              1.06%
John S. White                           0                          *

Executive Officers
------------------
Daniel G. Cohen                     2,909  (2)(4)                  *
Freddie M. Kotek                   15,803  (2)(3)(4)               *
Nancy J. McGurk                    20,366  (2)(3)(4)               *
Scott F. Schaeffer                 34,083  (2)(3)(4)               *

All present officers            1,792,340  (1)(2)(3)             38.21%
and directors as a group                   (4)(5)(6)
(11 persons)


Other owners of 5% or
More of Outstanding Shares(7)
-----------------------------
Physicians Insurance
  Company of Ohio(5)              983,150                        21.68%
Bryn Mawr Resources(1)            583,430                        16.43%
Kramer Spellman L.P.              401,500                        11.31%
Bay Pond Partners, L.P.           283,500                         7.98%

* Less than 1%

(1) Includes the 583,430 shares of Common Stock beneficially owned by Bryn Mawr Resources, Inc. ("Bryn Mawr") and held of record by BMR Holdings, Inc., a subsidiary of Bryn Mawr. Bryn Mawr has filed Schedule 13D with the Commission concerning its ownership of the Company's Common Stock. Mr. Edward E. Cohen is an officer, director and principal shareholder of Bryn Mawr.
(2) Includes shares issuable on exercise of options granted in 1993 and 1995 under the 1989 Key Employee Stock Option Plan of: Mr. E. Cohen - 87,079 shares, Mr. Schaeffer - 26,685 shares, Mr. Staines - 15,449 shares, Mr. Kotek - 9,831 shares, Ms. McGurk - 7,022 shares and Mr. D. Cohen - 2,809 shares.
(3) Includes shares allocated under the 1989 Employee Stock Ownership Trust in the amounts of: Mr. E. Cohen - 20,089 shares; Mr. Staines - 13,624 shares; Mr. Schaeffer - 7,047 shares; Mr. Kotek - 5,170 shares and Ms. McGurk - 8,960 shares.
(4) Includes shares allocated under the Resource Exploration, Inc. Employee Savings Plan in the amount of: Mr. E. Cohen - 1,877 shares; Mr. Kotek - 802 shares; Ms. McGurk - 4,213 shares, Mr. Schaeffer - 179 shares and Mr.
     D. Cohen - 100 shares, as to which each has voting power.
(5) Represents shares issuable pursuant to warrants exercisable by PICO, of which Mr. Hart is an officer and director, such warrants were issued in conjuction with financing provided by PICO. See Item 13.
(6) Includes 8,427 shares issuable on exercise of options granted to Mr. Staines in 1993 under the 1984 Key Employee Stock Option Plan.
(7) The address for PICO is 13515 Yarmouth Drive N.W., Pickerington, Ohio 43147; the address for Bryn Mawr Resources is 1521 Locust Street, Fourth Floor, Philadelphia, Pennsylvania 19102; the address for Kramer Spellman L.P. is 2050 Center Avenue, Suite 300, Fort Lee, New Jersey 07024; the address for Bay Pond Partners, L.P. is 75 State Street, Boston, Massachusetts, 02109.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Until April 1996, Mr. E. Cohen was of counsel to Ledgewood Law Firm, P.C., a law firm which provides legal services to the Company. Such firm was paid $402,000 during fiscal 1996 for legal services, primarily related to the purchase and restructuring of real estate mortgages.

     The Company holds commercial real estate loans of borrowers whose underlying properties are managed by Brandywine Construction & Management Inc. ("BCMI"). The Company has advanced funds to certain of these borrowers for improvements on their properties which have been performed by BCMI. In five instances, the President of BCMI has also acted as the general partner of the borrower. Mr. E. Cohen is Chairman of the Board of Directors and a minority shareholder (approximately 8%) of BCMI. BCMI has agreed to subordinate its management fees to receipt by the Company of minimum required debt service payments under the loans held by the Company.

     The Company also maintains normal banking and borrowing relationships with Jefferson Bank, a subsidiary of JeffBanks, Inc. Mr. E. Cohen and his spouse are officers and directors of JeffBanks, Inc. (and his spouse is Chairman and Chief Executive Officer of Jefferson Bank and JeffBanks, Inc.), and are principal shareholders thereof. The Company borrowed $2.5 million from Jefferson Bank in the first quarter of fiscal 1995 under terms which the Company believes were no less favorable to it than those available from independent third parties. The loan was repaid within fiscal 1995. The Company anticipates that it may effect other borrowings in the future from Jefferson Bank; it anticipates that any such borrowings will be on terms similar to those which could be obtained by an unrelated borrower.

     In December, 1994, the Company acquired a loan with a face amount of $3,000,000 from California Federal Bank, FSB, at a cost of $1,671,695. The loan is secured by a property owned by a borrower whose general partner is the President of BCMI. Mr. E. Cohen is a limited partner in such partnership. The borrower refinanced the Company's loan in September 1995, applying $1,975,000 of the proceeds to the repayment of the Company's loan. As a result, the Company obtained a gain on its investment of $303,305, while maintaining a continuing interest in the loan of approximately $1 million. In August 1994, the Company acquired from third parties a loan, in the original principal amount of $3,550,000 (and with a then-outstanding balance of $4,388,644), for an investment of $1,612,674. The borrower is a limited partnership of which Mr. Lubin, a director of the Company, is currently the general partner. Mr. Lubin assumed such position after the Company's acquisition of the loan. Previously, the general partner had been the President of BCMI. The borrower subsequently refinanced the loan with another third party, and repaid the Company $934,300, leaving the Company with a net investment of $419,039. In April 1996, the Company provided $114,948 of financing to a partnership controlled by the President of BCMI for the purchase by such partnership of a property owned, through foreclosure, by Jefferson Bank. After first mortgage financing, the Company had a net investment of $109,206.

     The Company leases its executive offices in Philadelphia from a partnership of which Mr. Schaeffer is the general partner and Mr. Cohen is a limited partner.

     The Company has obtained material amounts of financing from PICO by the issuance, in May 1994, of an $8 million principal amount 9.5% Senior Note and by the sale, in fiscal years 1995 and 1996, of $12 million of participations in the Company's portfolio loans, respectively. Mr. Hart, a director of the Company, is an executive officer and director of PICO.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RESOURCE AMERICA, INC. (Registrant)

                                         By:   /s/ Edward E. Cohen
                                             ----------------------
January 28, 1997                             President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of January 28, 1997.

            Signature                                 Title
            ---------                                 -----

   /s/ Edward E. Cohen                  Chairman of the Board and President of
  -----------------------               Resource America, Inc.
       Edward E. Cohen

   /s/ Michael L. Staines               Senior Vice President, Secretary, and
  -----------------------               Director of Resource America, Inc.
       Michael L. Staines

   /s/ Carlos C. Campbell               Director of Resource America, Inc.
  -----------------------
       Carlos C. Campbell

   /s/ John R. Hart                     Director of Resource America, Inc.
  -----------------------
       John R. Hart

   /s/ Andrew M. Lubin                  Director of Resource America, Inc.
  -----------------------
       Andrew M. Lubin

   /s/ Alan D. Schreiber                Director of Resource America, Inc.
  -----------------------
       Alan D. Schreiber

   /s/ John S. White                    Director of Resource America, Inc.
  -----------------------
       John S. White

   /s/ Nancy J. McGurk                  Vice President - Finance and Treasurer
  -----------------------               (Chief Accounting Officer) of Resource
       Nancy J. McGurk                  America, Inc.