Form 10-Q
period 1996-12-31
RESOURCE AMERICA INC
filed 1997-02-14
CIK 83402

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended December 31, 1996
                                              -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                        Commission file number 0-4408
                                               ------

                             RESOURCE AMERICA, INC.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                        72-0654145
           --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             1521 Locust Street, Philadelphia, Pennsylvania  19102
             -----------------------------------------------------
                   (Address of principal executive offices)

                                 (215) 546-5005
                                 --------------
                           (Issuer's telephone number)

             -----------------------------------------------------
            (Former name, former address, and former fiscal year,
                           if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,552,060
                                                      ---------


                             RESOURCE AMERICA, INC.

                                    INDEX

                                                                         PAGE
                                                                       NUMBER
                                                                       ------
   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

              Consolidated Balance Sheets (Unaudited) -
                December 31, 1996, and September 30, 1996 . . . . . . .  1 & 2

              Consolidated Statements of Income (Unaudited) - Three
               Months Ended December 31, 1996, and 1995  . . . . . . .    3

              Consolidated Statements of Cash Flows (Unaudited) -
               Three Months Ended December 31, 1996, and 1995  . . . .    4

              Notes to Consolidated Financial Statements (Unaudited). .  5 - 12

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . 13 - 18

  PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    18

<PAGE 1>
                         PART I.  FINANCIAL INFORMATION


                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    RESOURCE AMERICA, INC., AND SUBSIDIARIES

                    December 31, 1996, and September 30, 1996



                                                    December 31,   September 30,
                                                        1996           1996
ASSETS                                             -------------   ------------

CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . .$  7,321,338   $  4,154,516
  Accounts and notes receivable. . . . . . . . . . .   1,163,162      1,478,702
  Prepaid expenses and other current assets. . . . .     236,628        472,673
                                                    ------------   ------------
     Total Current Assets  . . . . . . . . . . . . .   8,721,128      6,105,891

NET INVESTMENT IN DIRECT FINANCING LEASES (less
  provision for possible losses of $17,167
  and $7,167). . . . . . . . . . . . . . . . . . . .   2,095,118        729,446

NOTE SECURED BY EQUIPMENT RECEIVABLES. . . . . . . .   3,292,903            -

PROPERTY AND EQUIPMENT
  Oil and gas properties and equipment
      (successful efforts) . . . . . . . . . . . . .  24,079,309     24,034,987
  Gas gathering and transmission facilities. . . . .   1,534,291      1,535,781
  Other. . . . . . . . . . . . . . . . . . . . . . .   1,751,993      1,666,085
                                                    ------------   ------------
                                                      27,365,593     27,236,853

  Less - accumulated depreciation, depletion,
    and amortization . . . . . . . . . . . . . . . . (15,173,752)   (14,856,874)
                                                    ------------   ------------
     Net Property and Equipment. . . . . . . . . . .  12,191,841     12,379,979

INVESTMENTS IN REAL ESTATE LOANS . . . . . . . . . .  49,693,120     21,797,768

RESTRICTED CASH. . . . . . . . . . . . . . . . . . .   1,045,346        935,346

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .   3,371,408      2,010,498
                                                    ------------   ------------
                                                    $ 80,410,864   $ 43,958,928
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

<PAGE 2>
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                     RESOURCE AMERICA, INC., AND SUBSIDIARIES

                     December 31, 1996, and September 30, 1996




                                                    December 31,   September 30,
                                                        1996           1996
LIABILITIES AND STOCKHOLDERS' EQUITY                ------------   -------------

CURRENT LIABILITIES
    Accounts payable - trade . . . . . . . . . . . .$    961,625   $    584,985
    Accrued liabilities. . . . . . . . . . . . . . .   1,262,689        596,783
    Accrued income taxes . . . . . . . . . . . . . .     119,947        376,946
    Current portion of long-term debt. . . . . . . .     105,000        105,000
                                                    ------------   ------------
     Total Current Liabilities. . . . . . . . . . .    2,449,261      1,663,714

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . .   22,496,418      8,966,524
DEFERRED INCOME TAXES . . . . . . . . . . . . . . .    2,588,000      2,206,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value, 1,000,000
    authorized, none issued . . . . . . . . . . . .          -              -
  Common stock, $.01 par value, 8,000,000
    authorized shares, 3,703,238 and 2,047,209
    issued and outstanding shares (including
    152,353 and 152,448 treasury shares) at
    December 31, 1996, and September 30, 1996,
    respectively. . . . . . . . . . . . . . . . . .       37,032         20,472
  Additional paid-in capital. . . . . . . . . . . .   41,401,005     21,760,695
  Retained earnings . . . . . . . . . . . . . . . .   14,553,974     12,458,344
  Less cost of treasury shares  . . . . . . . . . .   (2,696,990)    (2,698,985)
  Less loan receivable from ESOP. . . . . . . . . .     (417,836)      (417,836)
                                                   -------------   ------------
     Total Stockholders' Equity . . . . . . . . . .   52,877,185     31,122,690
                                                   -------------   ------------
                                                   $  80,410,864   $ 43,958,928
                                                   =============   ============

   The accompanying notes are an integral part of these financial statements.

<PAGE 3>
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                 RESOURCE AMERICA, INC., AND SUBSIDIARIES

              Three Months Ended December 31, 1996, and 1995

                                                            Three Months
                                                         Ended December 31,
                                                         1996          1995
                                                         ----          ----
REVENUES
  Real estate finance . . . . . . . . . . . . . . .$   3,218,842   $  2,085,121
  Equipment leasing . . . . . . . . . . . . . . . .    1,201,832      1,306,533
  Energy: production  . . . . . . . . . . . . . . .      950,412        821,991
        : services  . . . . . . . . . . . . . . . .      388,583        510,635
  Interest  . . . . . . . . . . . . . . . . . . . .       78,487         71,209
                                                   -------------   ------------
                                                       5,838,156      4,795,489
COSTS AND EXPENSES
  Real estate . . . . . . . . . . . . . . . . . . .      162,925        139,956
  Equipment leasing . . . . . . . . . . . . . . . .      893,335        687,331
  Energy: production and exploration. . . . . . . .      411,778        372,412
        : services  . . . . . . . . . . . . . . . .      223,916        241,951
  General and administrative. . . . . . . . . . . .      591,911        480,859
  Depreciation and amortization . . . . . . . . . .      379,304        409,858
  Interest  . . . . . . . . . . . . . . . . . . . .      408,788        214,566
  Other - net . . . . . . . . . . . . . . . . . . .       (6,231)        (2,079)
                                                   -------------   ------------
                                                       3,065,726      2,544,854
                                                   -------------   ------------
  INCOME FROM OPERATIONS                               2,772,430      2,250,635

OTHER INCOME
  Gain on sale of property  . . . . . . . . . . . .       87,754            427
                                                   -------------   ------------
Income before income taxes  . . . . . . . . . . . .    2,860,184      2,251,062
Provision for federal income taxes  . . . . . . . .      575,000        653,000
                                                   -------------   ------------
  NET INCOME  . . . . . . . . . . . . . . . . . . .$   2,285,184   $  1,598,062
                                                   =============   ============

NET INCOME PER COMMON SHARE - PRIMARY . . . . . . .$     .66       $     .66
                                                   =============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . .  3,476,000       2,440,000
                                                   =============   ============

   The accompanying notes are an integral part of these financial statements.

<PAGE 4>
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    RESOURCE AMERICA, INC., AND SUBSIDIARIES
                 Three Months Ended December 31, 1996, and 1995

                                                             Three Months
                                                          Ended December 31,
                                                    ---------------------------
                                                         1996           1995
                                                    -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . .  $   2,285,184   $ 1,598,062
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . . .        379,304       409,858
    Amortization of discount on senior note and
      deferred finance costs . . . . . . . . . . .         23,629        18,662
    Property impairments and abandonments. . . . .            (78)       30,663
    Provision for losses . . . . . . . . . . . . .         10,000           -
    Deferred income taxes. . . . . . . . . . . . .        382,000       373,000
    Gain on dispositions and investments . . . . .       (785,404)   (1,447,454)
    Change in operating assets and liabilities
    net of effects from purchase of subsidiaries:
      (Increase) decrease in accounts receivable .        315,540      (357,520)
      Increase in prepaid expenses and other
        current assets . . . . . . . . . . . . . .        236,045       (94,674)
      Decrease in accounts payable . . . . . . . .        376,640      (318,992)
      Increase in other current liabilities. . . .        408,907       255,721
      Accretion of discount. . . . . . . . . . . .       (792,528)     (128,666)
                                                   --------------   -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES. . .      2,839,239       338,660

INVESTING ACTIVITIES:
  Cost of equipment acquired for lease . . . . . .     (4,410,799)          -
  Capital expenditures . . . . . . . . . . . . . .       (129,974)     (294,287)
  Proceeds from sale of assets . . . . . . . . . .      2,322,885    10,911,509
  Increase in other assets . . . . . . . . . . . .     (1,535,444)      (17,423)
  Payments received in excess of revenue
    recognized on leases . . . . . . . . . . . . .         76,062           -
  Increase in investments in mortgage loans. . . .    (28,881,227)   (7,580,827)
                                                   --------------   -----------
    NET CASH PROVIDED BY (USED IN) INVESTING
    ACTIVITIES . . . . . . . . . . . . . . . . . .    (31,558,497)    3,018,972

FINANCING ACTIVITIES:
  Long-term borrowings . . . . . . . . . . . . . .     15,570,000           -
  Proceeds from issuance of common stock . . . . .     19,658,865           -
  Dividends paid . . . . . . . . . . . . . . . . .       (189,554)     (161,155)
  Principal payments on long-term debt . . . . . .     (2,043,231)       (6,365)
  Increase in restricted cash. . . . . . . . . . .       (110,000)     (121,710)
  Purchase of treasury stock . . . . . . . . . . .            -         (28,916)
                                                   --------------   -----------
    NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES . . . . . . . . . . . . . . . . . .     32,886,080      (318,146)

INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . .      3,166,822     3,039,486
CASH AT BEGINNING OF YEAR. . . . . . . . . . . . .      4,154,516     2,457,432
                                                   --------------   -----------
CASH AT DECEMBER 31. . . . . . . . . . . . . . . . $    7,321,338   $ 5,496,918
                                                   ==============   ===========

The accompanying notes are an integral part of these financial statements, including Note 2 which discloses Interest and Taxes Paid and Noncash Investing activities.

<PAGE 5>
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

     In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim period included herein have been made.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended September 30, 1996, included in the Company's Annual Report on Form 10-K.


NOTE 2 - CASH FLOWS STATEMENT

     Total interest paid during the first quarter of fiscal 1997 and 1996 amounted to $575,000 and $389,000, respectively. Cash payments for income taxes during the first three months of fiscal 1997 and 1996, amounted to $450,000 and $30,000, respectively.

     During the first quarter of fiscal 1997, noncash investing activities include the sale of leases with a book value of $2.95 million in exchange for a note with a face value of $3.26 million, resulting in a gain of $313,000 (see
Note 5).


NOTE 3 - PUBLIC OFFERING OF COMMON STOCK

     In November 1996, the Company closed a public offering of 1,656,000 shares of its Common Stock. The Company received net proceeds of $19,991,000, before offering expenses of $335,000, from the offering.


NOTE 4 - LONG-TERM DEBT
                                                     December 31,  September 30,
Long-term debt consists of the following:                1996          1996
                                                    ------------  -------------
Mortgage note payable to a bank, secured by real
estate, monthly installments of approximately $4,000
including interest at 3/4% above the prime rate
through May 2002 (rate of 9% at December 31, 1996) . . $   207,749   $   214,779

Loan payable to a bank, secured by a certificate of
deposit, 20 equal semiannual installments of $32,143,
through February, 2003, and quarterly payments of
interest at 1/2% above the prime rate through 2003 . .     417,836       417,836

9.5% senior secured note payable, interest due semi-
annually, principal due May 2004 . . . . . . . . . . .   7,905,833     7,902,708


<PAGE 6>

Unsecured loan payable, monthly installments of
approximately $5,200 including interest at 2.25%
above the prime rate (but not less than 7% nor
greater than 14.25%) through April 2004 at which
time the unpaid balance shall be due.  This loan was
refinanced in December 1996 with the proceeds of the
following loan . . . . . . . . . . . . . . . . . . . .         -         536,201

Unsecured loan payable, monthly installments of
approximately $9,200 including interest at 10.25%
through December 2001, at which time the unpaid
balance shall be due . . . . . . . . . . . . . . . . .     700,000           -

Loan payable, secured by real estate, interest due
monthly at the greater of 8.75% or LIBOR (London
InterBank Offered Rate) plus 350 basis points,
principal due January 1999 . . . . . . . . . . . . . .  13,370,000           -
                                                      ------------   -----------
                                                        22,601,418     9,071,524
Less amounts payable in one year . . . . . . . . . . .     105,000       105,000
                                                      ------------   -----------
                                                      $ 22,496,418   $ 8,966,524
                                                      ============   ===========

            The following is the amount of long-term debt maturing during each of the periods ending on December 31: 1997 - $105,000; 1998 - $109,000; 1999 -
$13,479,000; 2000 - $114,000 and 2001 - $120,000.

            The senior secured note payable is collateralized by substantially all of the Company's oil and gas properties and selected real estate assets. Certain credit agreements require the Company to comply with certain restrictive covenants. At December 31, 1996, the Company was in compliance with such covenants.

            In December 1996, a subsidiary of the Company ("FLI") entered into a new secured revolving credit and term loan facility with a maximum borrowing limit of $20 million with two banking institutions. FLI pays interest on the revolving and term borrowings at a rate equal to LIBOR plus 1.75% and LIBOR plus 2.25% per annum, respectively. The initial maturity date of the credit facility is March 31, 1998, but may be renewed annually at the lenders' discretion. FLI incurs a commitment fee of 3/8% per annum on the unused portion of the borrowing limit. The credit agreement is collateralized by certain leases and leased equipment. The credit facility contains covenants which, among other things, requires the maintenance of certain financial ratios and restricts a change in the ownership or a key management position by FLI. At December 31, 1996, FLI was in compliance with all covenants.

<PAGE 7>

NOTE 5 - INVESTMENT IN DIRECT FINANCING LEASES

            Components of the net investment in direct financing leases as of December 31, 1996, are as follows:

    Total minimum lease payments receivable. . . . . .     $      2,265,072
    Initial direct costs, net of amortization. . . . .               52,432
    Unguaranteed residual. . . . . . . . . . . . . . .               78,046
    Unearned lease income. . . . . . . . . . . . . . .             (283,265)
    Provision for possible losses. . . . . . . . . . .              (17,167)
                                                           ----------------
        Net investment in direct financing leases          $      2,095,118
                                                           ================

            In December 1996, the Company sold leases with a net book value of approximately $3.0 million to a special-purpose financing entity in return for a note with a face value of approximately $3.3 million, resulting in a gain of $313,000 (see Note 2).


NOTE 6 - INVESTMENTS IN REAL ESTATE

            The Company has focused its real estate activities on the purchase of income producing mortgages at a discount to the face value of such mortgages and also to the appraised value of the property underlying the mortgage. Cash received by the Company for payment on each mortgage is allocated between principal and interest - the interest portion of the cash received is recorded as income to the Company. Additionally, the Company records as income the accrual of a portion of the discount to the underlying collateral value. This "accretion of discount" amounted to $792,530 during the quarter ended December 31, 1996. As the Company sells participations or receives funds from refinancings in such mortgages, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investment in real estate loans.

<PAGE 8>

            At December 31, 1996, the Company held real estate loans having aggregate face values of $79,251,000, which were being carried at an aggregate cost of $49,693,000, including cumulative accretion of $2,883,000. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the quarter ended December 31, 1996:

                                                                       1996
                                                                       ----
        Balance, beginning of period . . . . . . . . .          $   21,797,768
        New real estate loans. . . . . . . . . . . . .              27,866,541
        Additions to existing loans. . . . . . . . . .               1,014,685
        Accretion of discount. . . . . . . . . . . . .                 792,530
        Collections of principal . . . . . . . . . . .                (183,322)
        Cost of mortgages sold . . . . . . . . . . . .              (1,595,082)
                                                                --------------
        Balance, end of period . . . . . . . . . . . .          $   49,693,120
                                                                ==============

     Investments in Real Estate Loans consist of:
                                                     December 31,  September 30,

                                                         1996          1996
                                                    ------------  ------------
Property 001  Subordinated wraparound note, face
              value of $4,500,000, secured by
              residential real estate located in
              Pittsburgh, PA, interest at 14.5%,
              due December 31, 2002. . . . . . . . .  $ 2,456,007   $ 2,410,665

Property 002  Note, face value of $1,080,000,
              secured by residential real estate
              located in Philadelphia, PA, interest
              at 12%, due October 31, 1998 . . . . .      206,936       179,980


Property 003  Mortgage note, face value of
              $1,798,000, secured by residential
              real estate located in Margate, NJ,
              interest at the Chase Manhattan Bank
              prime rate (but not less than 9% nor
              greater than 15.5%), due
              January 1, 2003  . . . . . . . . . . .      700,456       694,850


<PAGE 9>

Property 004  Note, face value of $1,312,000,
              secured by residential real estate
              located in Philadelphia, PA, interest
              at 2 1/2% over the monthly national
              median annualized cost of funds for
              SAIF-insured institutions as announced
              by the Federal Deposit Insurance
              Corporation, due October 31, 1998. . .      227,594       226,968

Property 005  Note, face value of $4,234,000 by
              commercial real estate located in
              Pittsburgh, PA, interest at 10.6%, due
              February 7, 2001 . . . . . . . . . . .    1,095,294     1,086,709

Property 006  Subordinated note, face value of
              $4,165,000, interest at 1/2% over the
              Maryland National Bank prime rate, due
              July 31, 1998  . . . . . . . . . . . .    1,569,041     1,537,546

Property 007  Note, face value of $1,776,000,
              secured by a judgment lien, relating
              to real estate located in St. Cloud,
              MN, interest at 10%, due December 31,
              2014 . . . . . . . . . . . . . . . . .      522,002       527,846

Property 008  Subordinated note, face value of
              $3,559,000, secured by an unrecorded
              deed relating to real estate located
              in Philadelphia, PA, interest at 2%
              over the yield of one-year United
              States Treasury securities, due July
              31, 1998 . . . . . . . . . . . . . . .      725,564       721,212

Property 009  Subordinated notes, face value of
              $1,495,000 secured by residential real
              estate located in Philadelphia, PA,
              interest at 2% over the Mellon Bank
              prime rate, due October 31, 1999 . . .      510,017       510,608

Property 010  Mortgage note, face value of
              $1,211,000, secured by residential
              real estate located in Philadelphia,
              PA, interest at 3% over the Federal
              Home Loan Bank of Pittsburgh rate, due
              September 2, 1999  . . . . . . . . . .      117,838       112,467

<PAGE 10>

Property 011  Mortgage note, face value of $900,000,
              secured by commercial real estate
              located in Washington, D.C., interest
              at 1 1/2% over the First Union
              National Bank rate, due September
              30, 1999 . . . . . . . . . . . . . . .      413,583       414,360

Property 012  Mortgage notes, face value of
              $1,962,000, secured by residential
              real estate located in Philadelphia,
              PA, varying interest rates from 9 1/2%
              to 14 1/2%, due December 2, 1999 . . .      767,496       747,640

Property 013  Mortgage note, face value of
              $3,000,000, secured by commercial real
              estate located in Pasadena, CA,
              interest at 2.75% over the average cost
              of funds to FSLIC-insured savings and
              loan associations, 11th District (but
              not less than 5.5% nor greater than
              15.5%), due May 1, 2001  . . . . . . .      324,137       302,354

Property 014  Subordinated wraparound note, face
              value of $12,000,000 consisting of a
              first mortgage held by the Company of
              $9,000,000 secured by commercial real
              estate located in Washington, D.C.,
              and a $3,000,000 second mortgage held
              by the Company, interest at 12%, due
              November 30, 1998. . . . . . . . . . .    5,235,877     3,170,843

Property 015  Subordinated wraparound note, face
              value of $3,500,000, secured by
              residential real estate located in New
              Concord, NC, interest at 12%, due
              August 25, 2000  . . . . . . . . . . .      489,606       356,147

Property 016  Wraparound note, face value of
              $5,198,000, secured by real estate
              located in Rancho Cordova, CA,
              interest at 8.5%, due December 31,
              2019 Company of $4,143,000 . . . . . .      410,185       428,703

<PAGE 11>

Property 017  Subordinated wraparound note, face
              value of $3,300,000 secured by
              commercial real estate located in
              Elkins, WV, interest at 13.6%, due in
              equal installments through December
              31, 2018.  In November 1996, the owner
              of the property refinanced the
              property with an unaffiliated party,
              simultaneously paying the Company
              $169,000 toward principal and interest
              on this loan . . . . . . . . . . . . .      962,763       961,756


Property 018  Mortgage note, face value of
              $2,271,000, secured by commercial real
              estate located in Northridge, CA,
              interest at 9%, due December
              27, 2000 . . . . . . . . . . . . . . .      836,857       782,973

Property 019  Mortgage note, face value of
              $4,627,000, secured by residential
              real estate located in Philadelphia,
              PA, interest at 7.75%, due December
              31, 2000 . . . . . . . . . . . . . . .      906,120       900,017

Property 020  Subordinated note, face value of
              $4,800,000 secured by real estate
              located in Cherry Hill, NJ, interest
              at 10%, due February 7, 2001 . . . . .    1,748,429     1,536,729

Property 021  Mortgage notes, face value of
              $3,269,000, secured by real estate
              located in Philadelphia, PA, interest
              at 12%, due March and April, 2001  . .      662,763       516,036

Property 022  Subordinated participation loan, face
              value of $2,038,000, secured by real
              estate located in Philadelphia, PA,
              interest at 85% of the 30-day rate on
              $100,000 Certificates of Deposit as
              published by the Wall Street Journal
              plus 2.75%, due October 31, 1998 . . .    1,206,927     1,060,176

Property 023  Subordinated mortgage note, face value
              of $600,000, secured by real estate
              located in Philadelphia, PA, interest
              at 12%, due March 28, 2001 . . . . . .      148,713       110,559

<PAGE 12>

Property 024  Mortgage note, face value of
              $3,500,000, secured by residential
              real estate located in Sharon Hill,
              PA, interest at 10.5%, due December
              31, 2002.  In December 1996, the
              Company sold a senior participation in
              this mortgage for $1,980,000,
              resulting in a gain of $384,919 and a
              face value due the Company of
              $1,694,000 . . . . . . . . . . . . . .      984,668     2,500,624

Property 025  Tax free bonds, face value of
              $5,800,000, secured by
              hotel/commercial real estate located
              in Savannah, GA, interest at 14%, due
              August 2015  . . . . . . . . . . . . .    6,157,750           -
Property 026  Subordinated mortgage note, face value
              of $3,423,000, secured by commercial
              real estate located in Ambler, PA,
              interest at 12%, due September 2003. .      530,312           -


Property 027  Mortgage notes, face value of
              $40,644,000, secured by commercial
              real estate located in Philadelphia,
              PA, interest at 12%,
              due January 2002 . . . . . . . . . . .   19,776,185           -
                                                    -------------  ------------
                                                    $  49,693,120  $ 21,797,768
                                                    =============  ============

            As referenced above, in December 1996 the Company sold a senior participation in one real estate loan to a financial institution. The financial institution has certain recourse rights against the Company should the loan not perform under the terms of the participation agreement.

            Further, as referenced above, in November 1996 the owner of one property on which the Company held a mortgage note refinanced that Note with an unaffiliated party. The Company received payments of principal and interest on the note and now holds a position which is subordinated to the new first mortgage note placed on the property by the unaffiliated party.

<PAGE 13>

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


RESULTS OF OPERATIONS: ASSET ACQUISITION AND RESOLUTION

            The following table sets forth certain information relating to the revenue recognized on the Company's commercial real estate loan portfolio during the periods indicated:

                                                    QUARTERS ENDED DECEMBER 31,
                                                          1996         1995
                                                          ----         ----
                                                       (DOLLARS IN THOUSANDS)
Interest . . . . . . . . . . . . . . . . . . . . .    $    634     $    467
Accreted discount  . . . . . . . . . . . . . . . .         793          167
Fees . . . . . . . . . . . . . . . . . . . . . . .       1,407            4
Gains on refinancings and sale of participations .         385        1,447
                                                      --------     --------
Total  . . . . . . . . . . . . . . . . . . . . . .    $  3,219     $  2,085
                                                      ========     ========

Average balance of investment, net . . . . . . . .    $ 35,745     $ 17,142

Yield on net average balance . . . . . . . . . . .       36.0%        48.7%

            Revenues from asset acquisition and resolution operations increased to $3.2 million in the first quarter of fiscal 1997 from $2.1 million in the first quarter of fiscal 1996. This increase was attributable to an increase of $2.2 million in interest (including accretion of discount) and fees earned in the first quarter of fiscal 1997 compared to the prior similar period. These increases were partially offset by a decrease of $1.1 million in gains recognized upon the refinancing and sale of participations in loans held by the Company. Interest income, including accretion of discount increased substantially during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 due to an increase in the average amount of real estate loans outstanding during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. Gains decreased in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 due to a reduction in the number of refinancings of, and sales of participations in, certain of the Company's portfolio loans occurring during the first quarter of


<PAGE 14>

fiscal 1997 as compared to the first quarter of fiscal 1996. The Company recognized gains on one and three participation interests sold during the first quarter of fiscal years 1997 and 1996, respectively.

            During the first quarter of fiscal 1997, the Company purchased or originated four real estate loans, for a total cost of $27.9 million, as compared to four loans for a total cost of $7.4 million in the first quarter of fiscal 1996. In addition, the Company increased its investment in certain existing loans by $1.0 million in the first quarter of fiscal 1997 and $195,000 in the first quarter of fiscal 1996 for purposes of paying for property improvement costs, unpaid taxes and similar items relating to properties underlying portfolio loans. All such items had been anticipated by the Company at the time of loan acquisition and were included in its analysis of loan costs and yields. Asset acquisition and resolution expenses increased 16% ($23,000) in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase was primarily a result of higher personnel costs associated with the expansion of these operations.


RESULTS OF OPERATIONS: EQUIPMENT LEASING

            The following table sets forth certain information relating to the revenue recognized in the Company's equipment leasing operations during the periods indicated:
                                               QUARTERS ENDED DECEMBER 31,
                                                  (DOLLARS IN THOUSANDS)
                                                     1996      1995
                                                     ----      ----
         Partnership Management
           Servicing . . . . . . . . . . . . . . .$   220   $   351
           Partnership leasing . . . . . . . . . .     12       191
           Reimbursement of administrative costs .    281       698
           Lease brokerage . . . . . . . . . . . .    300        67
           Small ticket leasing  . . . . . . . . .     76       -
           Gain on sale of leases  . . . . . . . .    313       -
             Total                                $ 1,202   $ 1,307


              The decrease in servicing revenue, partnership leasing and reimbursement of administrative costs was the result of the liquidation, in accordance with the terms of the partnership agreement, of one leasing partnership in the first quarter of fiscal 1996. The Company now acts as general partner for six limited partnerships which held a total of $65 million (original cost) in lease assets at December 31, 1996. Lease brokerage revenue increased substantially in the first quarter of fiscal 1997 as compared to the same quarter of the prior year; this revenue is transaction based and the Company closed several large transactions in December 1996. The gain on sale of leases resulted from the sale of leases with a book value of $2.95 million in exchange for a note with a face value of $3.26 million.

              In June 1996, the Company entered the "small ticket" leasing business and began writing leases in August 1996. In the quarter ended December 31, 1996 the Company acquired equipment for lease with a cost of $4.4 million. This new business segment is expected to grow significantly during the remainder of fiscal 1997.


<PAGE 15>

              The following table sets forth certain information relating to expenses recognized in the Company's equipment leasing operations during the periods indicated:

                                               QUARTERS ENDED DECEMBER 31,
                                                  (DOLLARS IN THOUSANDS)
                                                   1996          1995
                                                   ----          ----
          Partnership management . . . . . . . . $   372       $   604
          Lease brokerage. . . . . . . . . . . .     158            83
          Small ticket leasing . . . . . . . . .     363            -
            Total                                $   893       $   687


              Partnership leasing expenses decreased as a result of the liquidation of one partnership, as discussed above. Lease brokerage expenses increased as a result of an increase in commissions paid in association with the higher level of revenues earned.


RESULTS OF OPERATIONS: ENERGY

            Oil and gas production revenues for the quarter ended December 31, 1996 increased 16% compared to the same quarter of the previous year. A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                                             QUARTER ENDED DECEMBER 31,
     REVENUES (IN THOUSANDS)                     1996           1995
     -----------------------                   -------         ------
     Gas                                       $   755        $   680
     Oil                                           185            134

     PRODUCTION VOLUMES
     ------------------
     Gas (Mcf/day)                               3,309          3,398
     Oil (Bbls/day)                                 91             87

     AVERAGE SALES PRICE
     -------------------
     Gas (per Mcf)                              $ 2.48         $ 2.18
     Oil (per Bbl)                               22.19          16.70

         Natural gas revenues from production sales increased 11% in the first quarter of fiscal 1997 from the first quarter of fiscal 1996 due to a 14% increase in the average price per mcf of natural gas partially offset by a 3% decrease in production volumes. Oil revenues increased by 39% in the first quarter of fiscal 1997 from the first quarter of fiscal 1996 due to a 33% increase in the average price per barrel and a 5% increase in production volumes.

         The Company continues to experience normally declining production from its properties located in New York State. This decline has been offset by the acquisition of additional well interests in Ohio. The Company participated in the drilling of three successful exploratory wells and two successful developmental wells during fiscal 1996.

<PAGE 16>

         Energy services revenues decreased 24% ($122,000) in the first quarter of fiscal 1997 from the first quarter of fiscal 1996. This decrease resulted from a decrease in the number of wells operated for partnerships managed by the Company and a reduction in financial reporting services provided to certain partnerships.

         A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas for the first quarter of fiscal 1997 and 1996, is as follows:

                                          QUARTER ENDED DECEMBER 31,
        PRODUCTION COSTS                       1996          1995
        ----------------                       ----          ----
        As a percent of sales. . . . . . .     38%           42%
        Gas (mcf). . . . . . . . . . . . .    $1.03          $.95
        Oil (bbl). . . . . . . . . . . . .    $6.19         $5.70

              Production costs increased 7% ($23,000) in the first quarter of fiscal 1997 from the first quarter of fiscal 1996 as a result of an increase in repairs and maintenance. Repairs are conducted on an as-needed basis and, accordingly, costs incurred by the Company may vary from year to year.

              Exploration costs increased 54% ($16,000) in the first quarter of fiscal 1997 from the first quarter of fiscal 1996. This increase resulted from an increase in geological and geophysical costs which were incurred in the Company's Ohio field of operations in anticipation of drilling.

              Depreciation, depletion and amortization consist primarily of amortization of costs relating to oil and gas properties. Amortization of oil and gas property costs as a percentage of oil and gas revenues was 19% in the first quarter of fiscal 1997 and 32% in the first quarter of fiscal 1996. The variance from year to year is directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.


RESULTS OF OPERATIONS: OTHER INCOME (EXPENSE)

              General and administrative expense increased 23% ($111,000) in the first quarter of fiscal 1997 as compared to the same period in fiscal 1996 primarily as a result of higher legal and professional fees and the payment of incentive compensation to executive officers.

              Interest expense increased $194,000 in the first quarter of fiscal 1997 from the first quarter of fiscal 1996, reflecting the changes in borrowings to fund the growth of the Company's asset acquisition and resolution operations. In December 1996, the Company borrowed $13.4 million to fund the acquisition of a series of mortgage loans on a property located in Philadelphia, Pennsylvania (see Note 4 to Consolidated Financial Statements).

<PAGE 17>

              The effective tax rate decreased to 20% in the first quarter of fiscal 1997 from 29% in the first quarter of fiscal 1996. The fiscal 1997 decrease is the result of the investment in several real estate partnerships which will generate tax credits and the generation of tax-free interest on several real estate loans.


LIQUIDITY AND CAPITAL RESOURCES

              The Company's primary liquidity needs are for continued expansion of its asset acquisition and resolution and small ticket leasing subsidiaries, activities that are the core of the Company's growth strategy. The Company will add to its real estate loan portfolio as, and when, economically attractive opportunities become available and, further, expects substantial ongoing growth in its small ticket leasing activities. In energy, while the Company does not envision substantial cash needs, it will seek to add to its reserve base through selected acquisition of producing properties and further development of its mineral interests.

              The Company has been able to finance each of these activities through a variety of sources including internally generated funds, borrowings and financings through the placement of notes and sale of equity. The Company expects to finance its future activities in a similar manner and is exploring several alternative public and/or private financings that would provide it with a significant increase in liquidity and capital to permit additional growth.

              Sources and (uses) of cash for the three months ended December 31, 1996 and 1995 are as follows:

                                              QUARTER ENDED DECEMBER 31,
                                                   1996          1995
                                               (in thousands of dollars)

 Provided by operations. . . . . . . . . . . . $  2,339       $   338
 Provided by (used in) investing activities. .  (32,058)        3,019
 Provided by (used in) financing activities. .   32,886          (318)
                                               --------       -------
                                               $  3,167       $ 3,039
                                               ========       =======

         The Company had $7.3 million in cash and cash equivalents on hand at December 31, 1996, as compared to $4.2 million at September 30, 1996. The Company's ratio of current assets to current liabilities was 4.5:1 at December 31, 1996 and 3.7:1 on September 30, 1996. Working capital at December 31, 1996 was $6.8 million as compared to $4.4 million at September 30, 1996.

         Cash provided by operating activities increased $2.0 million in the first quarter of fiscal 1997, as compared to the first quarter of fiscal 1996. The fiscal 1997 increase was primarily the result of an increase in operating income in the asset acquisition and resolution business segment.

         The Company's cash used in investing activities increased $35.1 million in the first quarter of fiscal 1997, as compared to the first quarter of fiscal 1996. The changes resulted primarily from changes in the amount of cash used to fund asset acquisition and resolution activities. The Company invested $27.9 million and $7.6 million in the acquisition of four loans

<PAGE 18>

in the first quarter of fiscal years 1997 and 1996, respectively. In addition, the Company advanced funds on existing loans of $1.0 million and $195,000 in the first quarter of fiscal years 1997 and 1996, respectively.

           Cost of equipment acquired for lease represents the equipment cost and initial direct costs associated with the start up of small ticket leasing operations. The Company commenced leasing operations for its own account in June 1996 and began to write leases in August 1996. Proceeds received upon refinancings or the sale of participations amounted to $2.2 million and $10.9 million in the first quarters of fiscal years 1997 and 1996, respectively.
These proceeds reflect the refinancing or sale of participations in two and four loans, of which gains were recognized on one and three of these loans in the first quarter of fiscal 1997 and 1996, respectively. The increase in other assets represents the investment of $1.5 million in several real estate partnerships, some of which will generate tax credits.

         The Company's cash flow provided by financing activities increased $33.2 million during the first quarter of fiscal 1997, as compared to the first quarter of fiscal 1996. In December 1996, the Company entered into a secured revolving/term credit facility with a maximum credit limit of $20 million. During the first quarter of fiscal 1997 the Company borrowed and subsequently repaid $1.5 million under this line of credit agreement. In November 1996, the Company completed a public offering of shares of its common stock and received net proceeds (after all underwriting expenses) of $19.7 million. During the first quarter of fiscal 1997, the Company also borrowed $13.4 million to fund the acquisition of a mortgage loan on a property located in Philadelphia, Pennsylvania. As discussed in Note 4, the Company also refinanced an unsecured loan with a principal balance of approximately $530,000 with the proceeds of an unsecured loan with a principal balance of $700,000.




                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    a)          Exhibits:

    10.33 Credit Agreement, dated December 19, 1996, between Registrant and Lehman Brothers Holdings, Inc.

    10.34 Loan and Security Agreement, dated December 24, 1996, between Registrant and CoreStates Bank, N.A. and First Union National Bank

    11          Calculation of Primary and Fully Diluted Earnings per share.

    27          Financial Data Schedule


    b)  Reports on Form 8-K:

 No reports on Form 8-K were filed during the quarter ended December 31, 1996.

<PAGE 19>
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RESOURCE AMERICA, INC.
                                                    (Registrant)

Date     February 14, 1997         By  /s/ Michael L. Staines
     ------------------------          -----------------------
                                           Michael L. Staines
                                           Senior Vice President and Secretary


Date     February 14, 1997         By  /s/ Nancy J. McGurk
     ------------------------          -----------------------
                                           Nancy J. McGurk
                                           Vice President - Finance and
                                           Treasurer


