Form 10-Q
period 1997-03-31
RESOURCE AMERICA INC
filed 1997-05-14
CIK 83402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997
                                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
            For the transition period from                  to
                                           ----------------     -------------

                         Commission file number 0-4408
                                                ------

                             RESOURCE AMERICA, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                     72-0654145
           --------                                     ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

             1521 Locust Street, Philadelphia, Pennsylvania  19102
                   (Address of principal executive offices)

                               (215) 546-5005
                      (Registrant's telephone number)

                      ---------------------------------------------
    (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [  ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,553,380


                           RESOURCE AMERICA, INC.

                                   INDEX

                                                                         PAGE
                                                                       NUMBER
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

   Consolidated Balance Sheets (Unaudited) March 31, 1997,
     and September 30, 1996. . . . . . . . . . . . . . . . . . . .      1 & 2

   Consolidated Statements of Income (Unaudited) - Three
     Months and Six Months Ended March 31, 1997, and 1996. . . . .          3

   Consolidated Statements of Cash Flows (Unaudited) -
     Six Months Ended March 31, 1997, and 1996 . . . . . . . . . .          4

   Notes to Consolidated Financial Statements (Unaudited). . . . .     5 - 13


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . .    14 - 19


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . .         20


<PAGE 1>
                       PART I.  FINANCIAL INFORMATION


                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                  RESOURCE AMERICA, INC., AND SUBSIDIARIES

                   March 31, 1997, and September 30, 1996
=============================================================================

                                                  March 31,     September 30,
                                                    1997            1996
                                                 ------------   -------------
ASSETS

Current Assets
  Cash and cash equivalents. . . . . . . . . . . $  5,784,406   $  4,154,516
  Accounts and notes receivable. . . . . . . . .      945,339      1,478,702
  Prepaid expenses and other current assets. . .      776,549        472,673
                                                 ------------   ------------
  Total Current Assets . . . . . . . . . . . . .    7,506,291      6,105,891

Net Investment in Direct Financing Leases. . . .    2,037,529        729,446

Notes Secured by Equipment Receivables . . . . .    2,624,256            -

Property and Equipment
  Oil and gas properties and equipment
    (successful efforts) . . . . . . . . . . . .   23,902,098     24,034,987
  Gas gathering and transmission facilities. . .    1,535,781      1,535,781
  Other. . . . . . . . . . . . . . . . . . . . .    1,772,570      1,666,085
                                                 ------------   ------------
                                                   27,210,449     27,236,853

  Less - accumulated depreciation, depletion,
   and amortization. . . . . . . . . . . . . . .  (15,307,384)   (14,856,874)
                                                 ------------   ------------

Net Property and Equipment . . . . . . . . . . .   11,903,065     12,379,979

Investments in Real Estate Loans . . . . . . . .   55,574,108     21,797,768

Restricted Cash. . . . . . . . . . . . . . . . .    1,013,550        935,346

Other Assets . . . . . . . . . . . . . . . . . .    4,470,684      2,010,498
                                                 ------------   ------------
                                                 $ 85,129,486   $ 43,958,928
                                                 ============   ============

<PAGE 2>

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                  RESOURCE AMERICA, INC., AND SUBSIDIARIES

                   March 31, 1997, and September 30, 1996
=============================================================================

                                                 March 31,      September 30,
                                                    1997            1996
                                                ------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable - trade . . . . . . . . . .   $    851,674     $  584,985
  Accrued liabilities. . . . . . . . . . . . .        973,022        596,783
  Accrued income taxes . . . . . . . . . . . .        579,947        376,946
  Current portion of long-term debt. . . . . .        240,000        105,000
                                                 ------------     ----------
  Total Current Liabilities. . . . . . . . . .      2,644,643      1,663,714

Long-term Debt . . . . . . . . . . . . . . . .     24,696,335      8,966,524
Deferred Income Taxes. . . . . . . . . . . . .      2,746,000      2,206,000
Other Long-term Liabilities. . . . . . . . . .        426,793           --

Commitments and Contingencies. . . . . . . . .           --             --

Stockholders' Equity
  Preferred stock, $1.00 par value, 1,000,000
    authorized, none issued. . . . . . . . . .           --             --
  Common stock, $.01 par value, 8,000,000
    authorized shares, 3,703,238 and 2,047,209
    issued and outstanding shares (including
    149,858 and 152,448 treasury shares) at
    March 31, 1997, and September 30, 1996,
    Respectively . . . . . . . . . . . . . . .         37,032         20,472
  Additional paid-in capital . . . . . . . . .     41,298,168     21,760,695
  Retained earnings. . . . . . . . . . . . . .     16,310,171     12,458,344
  Less cost of treasury shares . . . . . . . .     (2,643,966)    (2,698,985)
  Less loan receivable from ESOP . . . . . . .       (385,690)      (417,836)
                                                 ------------   ------------
  Total Stockholders' Equity . . . . . . . . .     54,615,715     31,122,690
                                                 ------------   ------------
                                                 $ 85,129,486   $ 43,958,928
                                                 ============   ============

  The accompanying notes are an integral part of these financial statements.

<PAGE 3>

              CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                 RESOURCE AMERICA, INC., AND SUBSIDIARIES

         Three Months and Six Months Ended March 31, 1997 and 1996
=============================================================================

                                                    Three Months               Six Months
                                                   Ended March 31,           Ended March 31,
                                             -------------------------   -------------------------
                                                1997          1996          1997          1996
                                             -----------   -----------   -----------   -----------

REVENUES
  Real estate finance. . . . . . . . . . .   $ 3,778,134   $ 1,866,202   $ 6,996,976   $ 3,951,323
  Equipment leasing. . . . . . . . . . . .     1,674,178     1,352,878     2,876,010     2,659,411
  Energy: production . . . . . . . . . . .       947,557       769,793     1,897,969     1,591,784
        : services . . . . . . . . . . . .       360,804       486,298       749,387       969,916
  Interest . . . . . . . . . . . . . . . .       101,755        34,493       180,242       105,702
                                             -----------   -----------   -----------   -----------
                                               6,862,428     4,509,664    12,700,584     9,278,136
COSTS AND EXPENSES
  Real estate. . . . . . . . . . . . . . .       188,643       163,212       351,568       303,168
  Equipment leasing. . . . . . . . . . . .       906,558       478,929     1,799,893     1,166,260
  Energy: production and exploration . . .       425,015       363,437       836,793       735,849
        : services . . . . . . . . . . . .       222,871       252,543       446,787       494,494
  General and administrative . . . . . . .       658,021       550,879     1,249,932     1,004,721
  Depreciation and amortization. . . . . .       391,853       298,907       771,157       708,765
  Interest . . . . . . . . . . . . . . . .       608,935       214,159     1,017,723       428,725
  Provision for possible losses. . . . . .       136,000           --        146,000           --
  Other - net. . . . . . . . . . . . . . .        (1,705)        3,231       (17,936)        1,152
                                             -----------   -----------   -----------   -----------
                                               3,536,191     2,325,297     6,601,917     4,843,134
                                             -----------   -----------   -----------   -----------
  INCOME FROM OPERATIONS . . . . . . . . .     3,326,237     2,184,367     6,098,667     4,435,002

OTHER INCOME (EXPENSE)
  Gain (loss) on sale of property. . . . .       (16,759)        4,738        70,995         5,165
                                             -----------   -----------   -----------   -----------

Income before income taxes . . . . . . . .     3,309,478     2,189,105     6,169,662     4,440,167
Provision for federal income taxes . . . .       775,000       634,000     1,350,000     1,287,000
                                             -----------   -----------   -----------   -----------
  NET INCOME . . . . . . . . . . . . . . .   $ 2,534,478   $ 1,555,105   $ 4,819,662   $ 3,153,167
                                             ===========   ===========   ===========   ===========

NET INCOME PER COMMON SHARE - primary  . .   $   .55       $   .56       $   1.19      $   1.19

Weighted average common shares outstanding     4,625,200     2,847,800     4,045,400     2,657,400

NET INCOME PER COMMON SHARE -
     fully diluted . . . . . . . . . . . .   $   .55       $   .54       $   1.18      $   1.18

Weighted average common shares outstanding     4,642,000     2,872,200     4,086,000     2,669,600

   The accompanying notes are an integral part of these financial statements.

<PAGE 4>

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  RESOURCE AMERICA, INC., AND SUBSIDIARIES
                  Six Months Ended March 31, 1997, and 1996
=============================================================================

                                                           Six Months
                                                         Ended March 31,
                                                    -----------------------
                                                       1997          1996
                                                     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . $ 4,819,662  $ 3,153,167
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization . . . . . . . . .     771,157      708,765
    Amortization of discount on senior note and
      deferred finance costs. . . . . . . . . . . .      55,443       37,325
    Provision for possible losses . . . . . . . . .     146,000          -
    Property impairments and abandonments . . . . .       1,422       33,663
    Accretion of discount . . . . . . . . . . . . .  (1,502,851)    (507,543)
    Deferred income taxes . . . . . . . . . . . . .     117,000      917,000
    Gain on dispositions and investments. . . . . .  (3,096,399)   1,914,192)
    Change in operating assets and liabilities
    net of effects from purchase of subsidiaries:
      (Increase) decrease in accounts receivable. .     533,362     (494,396)
      Increase in prepaid expenses and others
        current assets . . . . . . . . . . . . . . .   (303,876)    (371,351)
      Increase (decrease) in accounts payable . . .      16,688     (354,820)
      Increase in other current liabilities . . . .     579,240       23,790
                                                    -----------  -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES . . .   2,136,848    1,231,408

INVESTING ACTIVITIES:
  Cost of equipment acquired for lease. . . . . . . (11,478,279)         -
  Capital expenditures. . . . . . . . . . . . . . .    (258,209)    (408,204)
  Proceeds from sale of assets. . . . . . . . . . .   8,571,160   11,061,957
  Payments received in excess of revenue
    recognized on leases. . . . . . . . . . . . . .     720,336          -
  Principal payments on notes receivable. . . . . .   1,878,346          -
  Increase in other assets. . . . . . . . . . . . .  (2,216,743)     (35,320)
  Investments in real estate loans. . . . . . . . . (30,394,190)  11,503,933)
                                                    -----------   ----------
    NET CASH USED IN INVESTING ACTIVITIES . . . . . (33,177,579)    (885,500)

FINANCING ACTIVITIES:
  Short-term borrowings . . . . . . . . . . . . . .   5,000,000          -
  Long-term borrowings. . . . . . . . . . . . . . .  14,070,000          -
  Dividends paid. . . . . . . . . . . . . . . . . .    (544,775)    (358,346)
  Principal payments on short-term debt . . . . . .  (4,750,000)         -
  Principal payments on long-term debt. . . . . . .    (560,457)     (12,728)
  Proceeds from issuance of common stock. . . . . .  19,608,991       82,001
  Increase in restricted cash . . . . . . . . . . .     (78,204)     (90,001)
  Purchase of treasury stock. . . . . . . . . . . .         -        (47,252)
  Increase in other assets. . . . . . . . . . . . .     (74,934)         -
                                                     ----------  -----------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIE . . . . . . . . . . . . . . . . . .  32,670,621     (426,326)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. .   1,629,890      (80,418)
CASH AT BEGINNING OF YEAR . . . . . . . . . . . . .   4,154,516    2,457,432
                                                    -----------  -----------
CASH AT MARCH 31. . . . . . . . . . . . . . . . . . $ 5,784,406  $ 2,377,014
                                                    ===========  ===========

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


NOTE 2 - CASH FLOWS STATEMENT

     Total interest paid during the first six months of fiscal 1997 and 1996 amounted to $860,000 and $389,000, respectively. Cash payments for income taxes during the first six months of fiscal 1997 and 1996, amounted to $1,030,000 and $370,000, respectively.

     During the first quarter of fiscal 1997, noncash investing activities include the sale of various equipment leases in exchange for a note with a face value of $3.26 million.

     During the second quarter of fiscal 1997, noncash activities include the receipt of a note with a face value of $1.2 million, in partial payment for the sale of leases. In satisfaction of a real estate loan, the Company received a note with a face value of $3.5 million and became subject to a $2.4 million obligation associated with the underlying property.


NOTE 3 - PUBLIC OFFERING OF COMMON STOCK

     In November 1996, the Company closed a public offering of 1,656,000 shares of its Common Stock. The Company received net proceeds of $19,991,000, before offering expenses of $433,000, from the offering.


NOTE 4 - EARNINGS PER SHARE

     Management discovered in a review of earnings per share for the second quarter of the prior fiscal year that the computation of the dilutive effect of outstanding options was in error in that only vested options, as opposed to all options, were considered. This resulted in an understatement of 353,800 shares and 581,600 shares for the quarter and six months ended March 31, 1996, respectively. Accordingly, primary earnings per share in the prior fiscal year have been decreased by $.06 and $.09 for the quarter and six months ended March 31, 1996, respectively.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," ("EPS") which is required to be adopted for financial statements issued for periods ending after December 14, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary EPS will be replaced by basic EPS which will not include the dilutive effect of stock options. When adopted, this statement will materially change earnings per share as currently reported.


NET 5 - LONG-TERM DEBT

                                                    March 31,   September 30,
Long-term debt consists of the following:             1997          1996
                                                 -------------  --------------
Mortgage note payable to a bank, secured
by real estate, monthly installments of
approximately $4,000 including interest at
3/4% above the prime rate through May 2002
(rate of 9% at March 31, 1997). . . . . . . .     $    200,719  $    214,779

Loan payable to a bank, secured by a
certificate of deposit, 20 equal semiannual
installments of $32,143, through February,
2003, and quarterly payments of interest at
1/2% above the prime rate through 2003. . . .          385,690       417,836

9.5% senior secured note payable, interest
due semi- annually, principal due May 2004. .        7,908,958     7,902,708

Loan payable, secured by real estate,
Monthly installments of approximately
$5,200 including interest at 2.25% above
the prime rate (but not less than 7% nor
greater than 14.25%) through April 2004 at
which time the unpaid balance shall be due.
This loan was refinanced in December 1996
with the proceeds of the following loan . . .              -         536,201

Loan payable, secured by real estate,
Monthly installments of approximately
$9,200 including interest at 10.25% through
December 2001, at which time the unpaid
balance shall be due. . . . . . . . . . . . .          689,802           -

Loan payable, secured by real estate,
interest due monthly at the greater of
8.75% or LIBOR (London InterBank Offered
Rate) plus 350 basis points, principal due
January 1999. . . . . . . . . . . . . . . . .       13,370,000           -


<PAGE 7>

Loan payable, secured by real estate,
Monthly installments of $13,300 including
interest at 1% above the prime rate, due
January 2019. . . . . . . . . . . . . . . . .        1,136,996           -
                                                  ------------   -----------
                                                    24,936,335     9,071,524
Less amounts payable in one year. . . . . . .          240,000       105,000
                                                  ------------   -----------
                                                  $ 24,696,335   $ 8,966,524
                                                  ============   ===========

     The following is the amount of long-term debt maturing during each of the five periods ending on March 31: 1998 - $240,000; 1999 - $14,647,000;
2000 - $210,000; 2001 - $226,000 and 2002 - $671,000.

     The senior secured note payable is collateralized by substantially all of the Company's oil and gas properties and selected real estate assets. Certain credit agreements require the Company to comply with certain restrictive covenants. At March 31, 1997, the Company was in compliance with such covenants.

     In December 1996, a subsidiary of the Company ("FLI") entered into a new Secured revolving credit and term loan facility with a maximum borrowing limit of $20 million with two banking institutions. FLI pays interest on the revolving and term borrowings at a rate equal to LIBOR plus 1.75% and LIBOR plus 2.25% per annum, respectively. The initial maturity date of the credit facility is March 31, 1998, but may be renewed annually at the lenders' discretion. FLI incurs a commitment fee of 3/8% per annum on the unused portion of the borrowing limit. The credit agreement is collateralized by certain leases and leased equipment. The credit facility contains covenants which, among other things, requires the maintenance of certain financial ratios and restricts a change in the ownership or a key management position by FLI. At March 31, 1997, FLI was in compliance with all covenants.


NOTE 6 - INVESTMENT IN DIRECT FINANCING LEASES

     Components of the net investment in direct financing leases as of March 31, 1997, are as follows:

     Total minimum lease payments receivable          $     2,292,775
     Initial direct costs, net of amortization                 51,516
     Unguaranteed residual                                     93,430
     Unearned lease income                                   (313,025)
     Provision for possible losses                            (87,167)
                                                      ---------------
         Net investment in direct financing leases    $     2,037,529
                                                      ===============

     In December 1996, the Company sold leases with a net book value of approximately $3.0 million to a special-purpose financing entity in return for a note with a face value of approximately $3.3 million, of which $1.9 million was collected in the second quarter of fiscal 1997, resulting in a gain of $313,000 (see Note 2).

<PAGE 8>

     In March 1997, the Company sold leases with a net book value of approximately $6.4 million to a special-purpose financing entity in return for cash of $5.3 million and a note with a face value of $1.2 million, resulting in a gain of $763,000 (see Note 2).


NOTE 7 - INVESTMENTS IN REAL ESTATE

     The Company has focused its real estate activities on the purchase of income producing mortgages at a discount to the face value of such mortgages and also to the appraised value of the property underlying the mortgage. Cash received by the Company for payment on each mortgage is allocated between principal and interest - the interest portion of the cash received is recorded as income to the Company. Additionally, the Company records as income the accrual of a portion of the discount to the underlying collateral value. This "accretion of discount" amounted to $1,502,851 during the six months ended March 31, 1997. As the Company sells participations or receives funds from refinancings in such mortgages, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investment in real estate loans.


     At March 31, 1997, the Company held real estate loans having aggregate face values of $167.9 million, which were being carried at an aggregate cost of $55.5 million, including cumulative accretion of $3.5 million. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the quarter ended March 31, 1997:

                                            1997
                                     ----------------
     Balance, beginning of period    $     21,797,768
     New real estate loans                 33,086,520
     Additions to existing loans            1,031,370
     Reserve for possible losses              (66,000)
     Accretion of discount                  1,502,851
     Collections of principal                (183,321)
     Cost of mortgages sold                (1,595,080)
                                     ----------------
     Balance, end of period          $     55,574,108
                                     ================

<PAGE 9>

Investments in Real Estate Loans consist of:
                                                     March 31,  September 30,
                                                       1997         1996
                                                   ------------  ------------
Property 001 Subordinated wraparound note,
             face value of $4,500,000,
             secured by residential real
             estate located in Pittsburgh,
             PA, interest at 14.5%, due
             December 31, 2002. . . . . . . . . . .$  2,457,262  $  2,410,665

Property 002 Note, face value of $1,080,000,
             secured by residential real
             estate located in Philadelphia,
             PA, interest at 12%, due
             October 31, 1998 . . . . . . . . . . .     180,054       179,980

Property 003 Mortgage note, face value of
             $1,798,000, secured by
             residential real estate
             located in Margate, NJ,
             interest at the Chase
             Manhattan Bank prime rate (but
             not less than 9% nor greater
             than 15.5%), due January 1, 2003 . . .     705,744       694,850

Property 004 Note, face value of $1,312,000,
             secured by residential real estate
             located in Philadelphia, PA,
             interest at 2 1/2% over the
             monthly national median annualized
             cost of funds for SAIF-insured
             institutions as announced by the
             Federal Deposit Insurance
             Corporation, due October 31, 1998. . .     239,109       226,968

Property 005 Note, face value of $4,234,000
             by commercial real estate located
             in Pittsburgh, PA, interest at
             10.6%, due February 7, 2001. . . . . .     756,769     1,086,709

Property 006 Subordinated note, face value of
             $4,165,000, interest at 1/2% over
             the Maryland National Bank prime
             rate, due July 31, 1998. . . . . . . .   1,569,908     1,537,546

Property 007 Note, face value of $1,776,000,
             secured by a judgment lien,
             relating to real estate located
             in St. Cloud, MN, interest at 10%,
             due December 31, 2014. . . . . . . . .     541,734       527,846


<PAGE 10>

Property 008 Subordinated note, face value
             of $3,559,000, secured by an
             unrecorded deed relating to real
             estate located in Philadelphia,
             PA, interest at 2% over the yield
             of one-year United States Treasury
             securities, due July 31, 1998. . . . .     811,691       721,212

Property 009 Subordinated notes, face value of
             $1,495,000 secured by residential
             real estate located in Philadelphia,
             PA, interest at 2% over the Mellon
             Bank prime rate, due October 31, 1999.     526,835       510,608

Property 010 Mortgage note, face value of
             $1,211,000, secured by residential
             real estate located in Philadelphia,
             PA, interest at 3% over the Federal
             Home Loan Bank of Pittsburgh rate,
             due September 2, 1999. . . . . . . . .     123,289       112,467

Property 011 Mortgage note, face value of
             $900,000, secured by commercial
             real estate located in Washington,
             D.C., interest at 1 1/2% over the
             First Union National Bank rate,
             due September 30, 1999 . . . . . . . .     560,692       414,360

Property 012 Mortgage notes, face value of
             $1,962,000, secured by residential
             real estate located in Philadelphia,
             PA, varying interest rates from
             9 1/2% to 14 1/2%, due December
             2, 1999. . . . . . . . . . . . . . . .     722,496       747,640

Property 013 Mortgage note, face value of
             $3,000,000, secured by commercial
             real estate located in Pasadena,
             CA, interest at 2.75% over the
             average cost of funds to FSLIC-
             insured savings and loan
             associations, 11th District (but
             not less than 5.5% nor greater than
             15.5%), due May 1, 2001. . . . . . . .     327,528       302,354

Property 014 Subordinated wraparound note, face
             value of $12,000,000 consisting of
             a first mortgage held by the
             Company of $9,000,000 secured by
             commercial real estate located in
             Washington, D.C., and a $3,000,000
             second mortgage held by the Company,
             interest at 12%, due November 30,
             1998 . . . . . . . . . . . . . . . . .   5,281,983     3,170,843


<PAGE 11>

Property 015 Subordinated wraparound note, face
             value of $3,500,000, secured by
             residential real estate located in
             New Concord, NC, interest at 12%,
             due August 25, 2000.  The property
             securing this note was obtained
             through default by the borrower,
             and subsequently sold for
             $3,700,000 in return for cash of
             $150,000 and the following note. . . .         -         356,147

             Subordinated wraparound note, face
             value of $3,550,000, secured by
             residential real estate located in
             New Concord, NC, interest at 8%,
             due March 2002 . . . . . . . . . . . .   3,550,000           -

Property 016 Wraparound note, face value of
             $5,198,000, secured by real estate
             located in Rancho Cordova, CA,
             interest at 8.5%, due December 31,
             2019 Company of $4,143,000 . . . . . .     450,417       428,703

Property 017 Subordinated wraparound note, face
             value of $3,300,000 secured by
             commercial real estate located in
             Elkins, WV, interest at 13.6%, due
             in equal installments through
             December 31, 2018.  In November
             1996, the owner of the property
             refinanced the property with an
             unaffiliated party, simultaneously
             paying the Company $169,000 toward
             principal and interest on this
             loan . . . . . . . . . . . . . . . . .     969,962       961,756

Property 018 Mortgage note, face value of
             $2,271,000, secured by commercial
             real estate located in Northridge,
             CA, interest at 9%, due December
             27, 2000 . . . . . . . . . . . . . . .     794,872       782,973

Property 019 Mortgage note, face value of
             $4,627,000, secured by residential
             real estate located in Philadelphia,
             PA, interest at 7.75%, due
             December 31, 2000. . . . . . . . . . .     898,525       900,017

Property 020 Subordinated note, face value of
             $4,800,000 secured by real estate
             located in Cherry Hill, NJ,
             interest at 10%, due February
             7, 2001. . . . . . . . . . . . . . . .   1,750,636     1,536,729


<PAGE 12>

Property 021 Mortgage notes, face value of
             $3,269,000, secured by real estate
             located in Philadelphia, PA,
             interest at 12%, due March and
             April, 2001. . . . . . . . . . . . . .     707,483       516,036

Property 022 Subordinated participation loan,
             face value of $2,038,000, secured
             by real estate located in
             Philadelphia, PA, interest at 85%
             of the 30-day rate on $100,000
             Certificates of Deposit as
             published by the Wall Street
             Journal plus 2.75%, due October
             31, 1998 . . . . . . . . . . . . . . .   1,260,733     1,060,176

Property 023 Subordinated mortgage note, face
             value of $600,000, secured by real
             estate located in Philadelphia, PA,
             interest at 12%, due March 28,
             2001 . . . . . . . . . . . . . . . . .     174,262       110,559

Property 024 Mortgage note, face value of
             $3,500,000, secured by residential
             real estate located in Sharon Hill,
             PA, interest at 10.5%, due December
             31, 2002.  In December 1996, the
             Company sold a senior participation
             in this mortgage for $1,980,000,
             resulting in a gain of $384,919 and
             a face value due the Company
             of $1,694,000. . . . . . . . . . . . .     990,634     2,500,624

Property 025 Tax free bonds, face value of
             $5,800,000, secured by hotel/
             commercial real estate located in
             Savannah, GA, interest at 14%, due
             August 2015. . . . . . . . . . . . . .   5,922,178            -

Property 026 Subordinated mortgage note, face
             value of $3,423,000, secured by
             commercial real estate located in
             Ambler, PA, interest at 12%, due
             September 2003 . . . . . . . . . . . .   1,345,890            -

Property 027 Mortgage notes, face value of
             $40,644,000, secured by commercial
             real estate located in Philadelphia,
             PA, interest at 12%, due
             January 2002 . . . . . . . . . . . . .  20,350,445            -

<PAGE 13>

Property 028 Mortgage note, face value of
             $1,670,000, secured by real estate
             located in New Concord, NC,
             interest at 8% due March 2002. . . . .   1,670,000            -

Reserve for possible losses . . . . . . . . . . . .     (66,000)           -
                                                   ------------  ------------
                                                   $ 55,574,108  $ 21,797,768
                                                   ============  ============



     As referenced above, in the first quarter of fiscal 1997 the Company sold a senior participation in one real estate loan to a financial institution. The financial institution has certain recourse rights against the Company should the loan not perform under the terms of the participation agreement. Further, as referenced above, in November 1996 the owner of one property on which the Company held a mortgage note refinanced that Note with an unaffiliated party. The Company received payments of principal and interest on the note and now holds a position which is subordinated to the new first mortgage note placed on the property by the unaffiliated party.

     In the second quarter of fiscal 1997 a borrower defaulted on an existing Forbearance agreement associated with one property. In settlement, the borrower assigned its ownership interest in the property to the Company which was subsequently sold in exchange for cash and a note with a face value of $3,550,000, resulting in a gain of $837,000. In addition, the Company acquired a note on another property and the right to acquire an equity interest in this property. This right was subsequently assigned in exchange for cash and a note with a face value of $1,670,000, resulting in a gain of $724,000.

<PAGE 14>


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


RESULTS OF OPERATIONS: ASSET ACQUISITION AND RESOLUTION

     The following table sets forth certain information relating to the revenue recognized on the Company's commercial real estate loan portfolio during the periods indicated:

                                         Quarters Ended    Six Months Ended
                                            March 31,         March 31,
                                      ------------------  -----------------

                                       1997       1996      1997      1996
                                      --------  --------  --------  -------

                                                 (Dollars in thousands)

Interest . . . . . . . . . . . . . .  $  1,500  $    421  $  2,134  $    875
Accreted discount. . . . . . . . . .       710       379     1,503       508
Fees . . . . . . . . . . . . . . . .         7       604     1,414       659
Gains on refinancings and
    sale of participations . . . . .     1,561       462     1,946     1,909
                                      --------  --------  --------  --------
Total. . . . . . . . . . . . . . . .  $  3,778  $  1,866  $  6,997  $  3,951
                                      ========  ========  ========  ========

Average balance of investment, net .  $ 52,634  $ 18,632  $ 38,686  $ 19,482

Yield on net average balance . . . .    28.7%     40.0%     36.1%     40.6%


     Revenues from asset acquisition and resolution operations increased 102% in the second quarter and 77% in the six months ended March 31, 1997, compared to the same periods of the prior fiscal year. This increase was attributable to an increase of $1.4 million and $2.3 million in interest (including accretion of discount) in the quarter and six months ended March 31, 1997, respectively, compared to the prior similar periods, as a result of an increase in the average amount of real estate loans outstanding in the current fiscal year as compared to the prior fiscal year. The average balance of investment in real estate loans increased by 182% in the quarter and 99% in the six months ended March 31, 1997, respectively. Fees decreased $597,000 and increased $755,000, while gains increased $1.1 million and $37,000 in the quarter and six months ended March 31, 1997, respectively.
The amount of fees earned and

<PAGE 15>

gains recognized are dependent on the closing of certain transactions and are not earned ratably throughout the year.

     During the quarter and six months ended March 31, 1997, the Company purchased or originated two and six real estate loans, for a total cost of $5.2 and $33.1 million, as compared to four and six loans for a total cost of $3.4 and $10.8 million in the quarter and six months ended March 31, 1996. Gains were recognized on two and three loans in the quarter and six months ended March 31, 1997, compared to one and four loans in the similar prior periods. Asset acquisition and resolution expenses increased 15% in the quarter and 16% in the six months ended March 31, 1997 compared to the prior fiscal year. The increase was primarily a result of higher personnel costs associated with the expansion of these operations.

RESULTS OF OPERATIONS: EQUIPMENT LEASING

     The following table sets forth certain information relating to the revenue recognized in the Company's equipment leasing operations during the periods indicated:

                                            Quarters Ended,  Six Months Ended
                                               March 31,         March 31,
                                           ----------------  ----------------
                                            1997     1996     1997     1996
                                           -------  -------  -------  -------
                                                 (Dollars in thousands)
     Partnership Management
        Servicing. . . . . . . . . . . . . $   212  $   355  $   432  $   706
        Partnership leasing. . . . . . . .      10      560       22      751
        Reimbursement of administrative
           Costs . . . . . . . . . . . . .     186      217      467      915
     Lease brokerage . . . . . . . . . . .     283      221      583      287
     Small ticket leasing. . . . . . . . .     220      -        296      -
     Gain on sale of leases. . . . . . . .     763      -      1,076      -
                                           -------  -------  -------  -------
        Total. . . . . . . . . . . . . . . $ 1,674  $ 1,353  $ 2,876  $ 2,659


     The decrease in servicing revenue, partnership leasing and reimbursement
Of administrative costs was the result of the liquidation, in accordance with the terms of the partnership agreement, of one leasing partnership in the second quarter of fiscal 1996. Partnership leasing revenue in the previous fiscal periods includes the settlement of the Company's general partner share revenues from prior fiscal periods. The Company now acts as general partner for six limited partnerships which held a total of $64 million (original cost) in lease assets at March 31, 1997. Lease brokerage revenue increased substantially in the quarter and six months ended March 31, 1997, as compared to the similar periods of the prior year; this revenue is transaction based and the Company closed several large transactions in the first six months of fiscal 1997. The gain on sale of leases resulted from the sale of leases with a book value of $3.0 million in exchange for a note with a face value of $3.3 million in the first quarter of fiscal 1997 and the sale of leases with a book value of $6.4 million in exchange for cash of $5.3 million and a note with a face value of $1.2 million in the second quarter of fiscal 1997. During the second quarter of fiscal 1997 the Company collected $1.9 million in principal payments on the $3.3 million note.

     In June 1996, the Company entered the "small ticket" leasing business and began writing leases in August 1996. In the quarter and six months ended March 31, 1997, the

<PAGE 16>

Company acquired equipment for lease with a cost of $7.1 million and $11.5 million, respectively. This new business segment is expected to grow significantly during the remainder of fiscal 1997.

     The following table sets forth certain information relating to expenses recognized in the Company's equipment leasing operations during the periods indicated:

                               Quarters Ended   Six Months Ended
                                  March 31,         March 31,
                                1997    1996     1997     1996
                               -----   -----   -------   -------
                                    (Dollars in thousands)

Partnership management . . .   $ 323   $ 275   $   695   $   879
Lease brokerage. . . . . . .     226     204       384       287
Small ticket leasing . . . .     358     -         721       -
                               -----   -----   -------   -------
   Total . . . . . . . . . .   $ 907   $ 479   $ 1,800   $ 1,166
                               =====   =====   =======   =======

     Partnership leasing expenses decreased as a result of the liquidation of One partnership, as discussed above. Lease brokerage expenses increased as a result of an increase in commissions paid in association with the higher level of revenues earned.


RESULTS OF OPERATIONS: ENERGY

     Oil and gas production revenues increased 23% in the quarter and 19% in the six months ended March 31, 1997, compared to the similar periods of the previous year. A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                           Quarter Ended     Six Months Ended
                              March 31,          March 31,
                          ---------------   -----------------
                           1997     1996      1997     1996
                          ------   ------   -------   -------
Revenues (in thousands)
-----------------------
Gas                       $  752   $  606   $ 1,507   $ 1,286
Oil                          178      143       363       277

Production Volumes
-----------------------
Gas (Mcf/day)              3,101    2,935     3,206     3,168
Oil (Bbls/day)                91       90        91        88

Average Sales Price
-----------------------
Gas (per Mcf)             $ 2.69   $ 2.27   $  2.58   $  2.22
Oil (per Bbl)              21.75    17.44     21.98     17.08


     Natural gas revenues from production sales increased 24% in the quarter and 17% in the six months ended March 31, 1997, compared to the similar periods of the prior year due to a 19% and 16% increase in the average price per mcf of natural gas for the quarter and six months ended March 31, 1997, respectively. Oil revenues increased by 24% and 31% in the quarter and six months ended March 31, 1997, compared to the similar periods of fiscal 1996, due to a 25% and 29% increase in the average price per barrel for the quarter and six months ended March 31, 1997, respectively. Production volumes for both oil and gas remained stable in both the quarter and six months ended March 31, 1997

     Energy services revenues decreased 26% and 23% in the quarter and six months ended March 31, 1997, from the similar prior periods of fiscal 1996. This decrease resulted from reduced service rig work, a decrease in the number of wells operated for partnerships managed by the Company and a reduction in financial reporting services provided to certain partnerships.

     A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas for the quarter and six months ended March 31, 1997 is as follows:

                                    Quarter Ended   Six Months Ended
                                       March 31,        March 31,
                                   ---------------   ---------------
     Production Costs               1997     1996     1997     1996
     ---------------------         ------   ------   ------   ------
     As a percent of sales . . .     42%      44%      40%      43%
     Gas (mcf) . . . . . . . . .   $ 1.20   $ 1.06   $ 1.11   $ 1.00
     Oil (bbl) . . . . . . . . .   $ 7.20   $ 6.36   $ 6.66   $ 6.00


     Production costs increased 17% ($59,000) and 12% ($82,000) in the quarter and six months ended March 31, 1997 from the similar periods of fiscal 1996 as a result of an increase in repairs and maintenance. Repairs are conducted on an as-needed basis and, accordingly, costs incurred by the Company may vary from year to year.

     Amortization of oil and gas property costs as a percentage of oil and gas revenues was 22% and 21% in the quarter and six months ended March 31, 1997 compared to 21% and 27% in the quarter and six months ended March 31, 1996. The variance from year to year is directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.


RESULTS OF OPERATIONS: OTHER INCOME (EXPENSE)

     General and administrative expense increased 19% ($107,000) and 24% ($245,000) in the quarter and six months ended March 31, 1997 as compared to the same periods in fiscal 1996 primarily as a result of higher legal and professional fees and the payment of incentive compensation to executive officers.

     Interest expense increased substantially in both the first quarter and six months ended March 31, 1997 from the similar periods of the prior fiscal year, reflecting the changes in borrowings to fund the growth of the Company's asset acquisition and resolution and small ticket leasing operations. In December 1996, the Company borrowed $13.4 million to fund the acquisition of a series of mortgage loans on a property located in Philadelphia, Pennsylvania (see Note 5 to Consolidated Financial Statements). The Company also borrowed and subsequently repaid $5.0 million to fund the acquisition of equipment for lease.

     The effective tax rate decreased to 23% in the quarter and 22% in the six months ended March 31, 1997 from 29% in the second quarter and first half of fiscal 1996. The decrease in fiscal 1997 is the result of the investment in several real estate partnerships which will generate tax credits and tax-exempt interest earned on several real estate loans.

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

     Sources and (uses) of cash for the three months ended March 31, 1997 and 1996 are as follows:
                                                    Six Months
                                                  Ended March 31,
                                            --------------------------
                                               1997            1996
                                            ----------     -----------
                                             (in thousands of dollars)
Provided by operations                      $    2,137     $     1,231
Used in investing activities                   (33,178)           (885)
Provided by (used in) financing activities      32,671            (426)
                                            ----------     -----------
                                            $    1,630     $       (80)
                                            ==========     ===========

     The Company had $5.8 million in cash and cash equivalents on hand at March 31, 1997, a compared to $4.2 million at September 30, 1996. The Company's ratio of current assets to current liabilities was 2.8:1 at March 31, 1997 and 3.7:1 on September 30, 1996. Working capital at March 31, 1997 was $4.9 million as compared to $4.4 million at September 30, 1996.

     Cash provided by operating activities in the first six months of fiscal 1997 increased $905,000, as compared to the first six months of fiscal 1996. The fiscal 1997 increase was primarily the result of an increase in operating income in the asset acquisition and resolution business segment.

                                              18

<PAGE 19>

     The Company's cash used in investing activities increased $32.3 million in the first six months of fiscal 1997, as compared to the first six months of fiscal 1996. The increase resulted primarily from an increase in the amount of cash used to fund asset acquisition and resolution and small ticket leasing activities. The Company invested $29.4 million and $10.8 million in the acquisition of five loans and six loans in the first half of fiscal years 1997 and 1996, respectively. In addition, the Company advanced funds on existing loans of $1.0 million in both the first half of fiscal years 1997 and 1996. Cost of equipment acquired for lease represents the equipment cost and initial direct costs associated with small ticket leasing operations.
The Company commenced leasing operations for its own account in June 1996 and began to write leases in August 1996. Proceeds received upon refinancings or the sale of participations amounted to $2.4 million and $10.9 million in the first half of fiscal years 1997 and 1996, respectively. These proceeds reflect the refinancing or sale of participations in two and four loans, respectively, of which gains were recognized on one and three of these loans in the first quarter of fiscal 1997 and 1996, respectively. Proceeds received upon the sale of lease equipment receivables totaled $5.8 million in the six months ended March 31, 1997. Increase in other assets represents the investment of $2.0 million in several real estate partnerships, some of which will generate tax credits.

     The Company's cash flow provided by financing activities increased $33.1 million during the first half of fiscal 1997, as compared to the first half of fiscal 1996. In December 1996, the Company entered into a secured revolving/term credit facility with a maximum credit limit of $20 million. During the first half of fiscal 1997 the Company borrowed and subsequently repaid $5.0 million under this line of credit agreement. In November 1996, the Company completed a public offering of shares of its common stock and received net proceeds (after all underwriting expenses) of $19.6 million. During the first quarter of fiscal 1997, the Company also borrowed $13.4 million to fund the acquisition of a mortgage loan on a property located in Philadelphia, Pennsylvania. As discussed in Note 5, the Company also refinanced an unsecured loan with a principal balance of approximately $530,000 with the proceeds of an unsecured loan with a principal balance of $700,000.


                                              19

<PAGE 20>

     PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a)     Exhibits:

     10.35 Employment Agreement, dated March 11, 1997, between Registrant and Edward E. Cohen

     10.36 Employment Agreement, dated April 9, 1997, between Fidelity Mortgage Funding, Inc. and Daniel G. Cohen and Registrant

     10.37 Grant of Incentive Stock Option Pursuant to Fidelity Mortgage Funding, Inc. 1997 Key Employee Stock Option Plan, dated April 9, 1997, between Daniel G. Cohen and Fidelity Mortgage Funding, Inc.

     11     Calculation of Primary and Fully Diluted Earnings per share.

     27     Financial Data Schedule


     b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                            20

<PAGE 21>

                                        SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       RESOURCE AMERICA, INC.
                                                       (Registrant)


Date          May 14, 1997              By  /s/ Michael L. Staines
      -------------------------------       ---------------------------------
                                                Michael L. Staines
                                                Senior Vice President and
                                                Secretary



Date          May 14, 1997              By  /s/ Nancy J. McGurk
      -------------------------------      ----------------------------------
                                                Nancy J. McGurk
                                                Vice President - Finance and
                                                Treasurer

                                          21