Form 10-Q
period 1997-06-30
RESOURCE AMERICA INC
filed 1997-08-13
CIK 83402

Securities and Exchange Commission
                             Washington, D.C.  20549

                                     Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                                 -------------

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                 For the transition period from            to
                                                -----------   ---------
                            Commission file number 0-4408

                                RESOURCE AMERICA, INC.
                                ----------------------
                (Exact name of registrant as specified in its charter)


             Delaware                                     72-0654145
             --------                                     ----------
   (State or other jurisdiction of              (IRS EmployerIdentification No.)
    incorporation or organization)

               1521 Locust Street, Philadelphia, Pennsylvania  19102
               -----------------------------------------------------
                     (Address of principal executive offices)

                                    (215) 546-5005
                                    ---------------
                (Registrant's telephone number, including area code)

                 --------------------------------------------------
               (Former name, former address, and former fiscal year,
                            if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X]   No [  ]

                          APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                     Outstanding at August 13, 1997
  Common Stock $.01 par value                  4,607,998



                               RESOURCE AMERICA, INC.

                                        INDEX

                                                                     PAGE
                                                                    NUMBER
                                                                    -------
PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets (Unaudited) June 30, 1997,
               and September 30, 1996 . . . . . . . . . . . . . . . 1 & 2

            Consolidated Statements of Income (Unaudited) - Three
               Months and Nine Months Ended June 30, 1997, and 1996 . . 3

            Consolidated Statements of Cash Flows (Unaudited) -
               Nine Months Ended June 30, 1997, and 1996 . . . . . . . .4

            Notes to Consolidated Financial Statements (Unaudited) .5 - 9


   Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations . . . . . . . . . . . . .10 - 15


PART II.   OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .16

<PAGE 1>


                         PART I.  FINANCIAL INFORMATION


                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    RESOURCE AMERICA, INC., AND SUBSIDIARIES

                      June 30, 1997, and September 30, 1996

-------------------------------------------------------------------------------
                                                June 30,          September 30,
                                                  1997                1996
                                             -------------      ----------------
ASSETS

Current Assets
     Cash and cash equivalents                $ 2,890,547          $ 4,154,516
     Accounts and notes receivable              1,145,206            1,478,702
     Prepaid expenses and other current assets    668,901              472,673
     Total Current Assets                       4,704,654            6,105,891

Net Investment in Direct Financing Leases       2,459,869              729,446

Notes Secured by Equipment Receivables          2,862,156                  -

Property and Equipment
     Oil and gas properties and equipment
       (successful efforts)                    24,963,481           24,034,987
     Gas gathering and transmission
        Facilities                              1,535,781            1,535,781
     Other                                      2,169,195            1,666,085
                                                ---------            ---------
                                               28,668,457           27,236,853

     Less - accumulated depreciation, depletion,
          and amortization                    (15,543,823)         (14,856,874)
                                              ------------         ------------
      Net Property and Equipment               13,124,634           12,379,979

Investments in Real Estate Loans               59,302,341           21,797,768

Restricted Cash                                   903,727              935,346

Other Assets                                    6,173,603            2,010,498
                                                ---------            ---------
                                              $89,530,984          $43,958,928
                                              ===========          ===========





                                       1

<PAGE 2>

                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                       RESOURCE AMERICA, INC., AND SUBSIDIARIES

                         June 30, 1997, and September 30, 1996
-------------------------------------------------------------------------------
                                                June 30,          September 30,
                                                  1997                  1996
                                              -----------        ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable - trade                 $   662,717           $   584,985
     Accrued liabilities                        1,162,969               596,783
     Accrued income taxes                         446,946               376,946
     Current portion of long-term debt            703,000               105,000
                                              -----------           ------------
     Total Current Liabilities                  2,975,632             1,663,714

Long-term Debt                                 25,119,096             8,966,524
Deferred Income Taxes                           3,100,000             2,206,000
Other Long-term Liabilities                       315,827                  --

Commitments and Contingencies                       --                     --

Stockholders' Equity
     Preferred stock, $1.00 par value, 1,000,000
       authorized, none issued                      --                     --
     Common stock, $.01 par value, 8,000,000
       authorized shares, 3,714,474 and 2,047,209
       issued and outstanding shares (including
       130,819 and 152,448 treasury shares) at
       June 30, 1997, and September 30, 1996,
       Respectively                                37,144                20,472
     Additional paid-in capital                41,281,439            21,760,695
     Retained earnings                         19,332,312            12,458,344
     Less cost of treasury shares              (2,244,776)           (2,698,985)
     Less loan receivable from ESOP              (385,690)             (417,836)
                                               -----------           -----------
     Total Stockholders' Equity                58,020,429            31,122,690
                                               -----------           -----------

                                              $89,530,984           $43,958,928
                                             ============           ===========








                                     2

<PAGE 3>

                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                     RESOURCE AMERICA, INC., AND SUBSIDIARIES
              Three Months and Nine Months Ended June 30, 1997, and  1996
-------------------------------------------------------------------------------

                                    Three Months             Nine Months
                                    Ended June 30,           Ended June 30,
                                 --------------------    ----------------------
                                   1997        1996        1997          1996
                                 ---------   --------    ----------  ----------

Revenues
Real estate finance              $4,450,571  $1,628,919 $11,447,547  $5,580,242
Equipment leasing                 1,867,320   1,126,132   4,743,330   3,785,543
Energy   : production             1,024,190     932,879   2,922,159   2,524,663
         : services                 419,680     447,823   1,169,067   1,417,739
Interest                             58,587      36,047     238,829     141,749
                                  ---------   ---------  ----------  ----------
                                  7,820,348   4,171,800  20,520,932  13,449,936
Costs and Expenses
   Real estate                      240,622     193,560     907,190     811,728
   Equipment leasing                961,701     540,791   2,761,594   1,707,051
   Energy   : production and
                Exploration         459,339     398,249   1,296,132   1,134,098
            : services              205,593     239,925     652,380     734,419
   General and administrative       636,499     508,059   1,571,431   1,197,780
   Depreciation and amortization    390,012     350,480   1,161,169   1,059,245
   Interest                         703,260     214,041   1,720,983     642,766
   Provision for possible losses    157,000        --       303,000        --
   Other - net                       (7,118)     (6,323)    (25,054)     (5,171)
                                  ---------   ---------  ----------   ---------
                                  3,746,908   2,438,782  10,348,825   7,281,916
                                  ---------   ---------  ----------   ---------
   Income from operations         4,073,440   1,733,018  10,172,107   6,168,020

Other Income
   Gain on sale of property           1,315       2,000      72,310       7,165

Income before income taxes        4,074,753   1,735,018  10,244,417   6,175,185
Provision for federal income
  Taxes                           1,144,000     503,000   2,494,000   1,790,000
                                 ----------  ----------  ----------  ----------
   Net Income                    $2,930,753  $1,232,018  $7,750,417  $4,385,185
                                 ==========  ==========  ==========  ==========
Net Income per Common Share-
  primary                        $      .63  $      .46  $     1.83  $     1.72
                                 ==========  ==========  ==========  ==========
Weighted average common shares
  Outstanding                     4,626,500   2,705,600   4,233,600   2,549,000
                                 ==========  ==========  ==========  ==========
Net Income per Common Share -
  fully diluted                  $      .63  $      .46  $     1.83  $     1.64
                                 ==========  ==========  ==========  ==========
Weighted average common shares
  Outstanding                     4,635,600   2,705,600   4,236,700   2,675,000
                                 ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                                   3
<PAGE 4>

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    RESOURCE AMERICA, INC., AND SUBSIDIARIES
                    Nine Months Ended June 30, 1997, and 1996
-------------------------------------------------------------------------------
                                                         Nine Months
                                                        Ended June 30,
                                                    1997             1996
Cash Flows from Operating Activities:
   Net income                                    $7,750,417        $4,385,185
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation and amortization                1,161,169         1,059,245
     Amortization of discount on senior note
      and deferred finance costs                     86,114            55,987
     Provision for possible losses                  303,000              -
     Property impairments and abandonments            2,922            36,662
     Accretion of discount                       (2,603,153)         (776,488)
     Deferred income taxes                          894,000         1,220,000
     Gain on dispositions and investments        (6,042,861)       (3,432,951)
     Change in operating assets and liabilities
      net of effects from purchase of subsidiaries:
     (Increase) decrease in accounts receivable     333,496        (1,785,219)
      Increase in prepaid expenses and other current
        Assets                                     (196,228)         (332,850)
      Increase (decrease) in accounts payable        77,732          (225,932)
      Increase (decrease) in other current
        Liabilities                                 636,186          (193,407)
                                                 ----------        -----------
   Net Cash Provided by Operating Activities      2,402,794            10,232

Investing Activities:
   Cost of equipment acquired for lease         (21,201,276)              -
   Capital expenditures                          (1,813,774)         (766,154)
   Proceeds from sale of assets                  21,181,275        16,697,180
   Payments received in excess of revenue
     recognized on leases                         1,335,875               -
   Principal payments on notes receivable         2,842,528               -
   Increase in other assets                      (4,031,042)         (110,348)
   Investments in real estate loans             (35,129,888)      (13,459,113)
                                                ------------      ------------
     Net Cash Provided by (used in)
        Investing Activities                    (36,816,302)        2,361,565
Financing Activities:
   Short-term borrowings                          8,850,000               -
   Long-term borrowings                          19,995,000               -
   Dividends paid                                  (876,387)         (567,879)
   Principal payments on short-term debt         (8,850,000)              -
   Principal payments on long-term debt          (5,602,822)          (19,538)
   Proceeds from issuance of common stock        19,677,063           120,723
   Increase in restricted cash                       31,619           (90,442)
   Purchase of treasury stock                         -               (47,258)
   Increase in other assets                         (74,934)              -
                                                  ----------          --------

   Net Cash Provided by (Used in)
       Financing Activities                      33,149,539          (604,394)
Increase  (decrease) in cash and cash
   Equivalents                                   (1,263,969)        1,767,403
Cash at beginning of year                         4,154,516         2,457,432
                                                 ----------         ---------
Cash at June 30                                  $2,890,547        $4,224,835

The accompanying notes are an entegral part of these financial statements.

                                   4
<PAGE 5>


Note 1 - Management's Opinion Regarding Interim Financial Statements
--------------------------------------------------------------------

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

     Certain amounts reflected in the consolidated financial statements for the three and nine month periods ended June 30, 1996 have been reclassified to conform to the presentation for the three and nine month periods ended June 30, 1997.

Note 2 - Cash Flows Statement
-----------------------------

     Total interest paid during the first nine months of fiscal 1997 and 1996 amounted to $1,722,000 and $777,000, respectively. Cash payments for income taxes during the first nine months of fiscal 1997 and 1996, amounted to $1,530,000 and $570,000, respectively.

     In fiscal 1997, noncash activities include the following transactions:
a) receipt of notes with face values of $5.7 million, in partial payment for the sale of leases, b) receipt of note with a face value of $3.5 million and assumption of a $2.4 million obligation associated with a real estate property and c) the issuance of 17,000 shares of common stock in connection with the purchase of certain energy assets.

Note 3 - Public Offering of Common Stock
----------------------------------------

     In November 1996, the Company closed a public offering of 1,656,000 shares of its common stock. The Company received net proceeds of $19,991,000, before offering expenses of $438,000, from the offering.




                                   5

<PAGE 6>


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 4 - Earnings Per Share
---------------------------

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," ("EPS") which is required to be adopted for financial statements issued for periods ending after December 14, 1997.
At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary EPS will be replaced by basic EPS which will not include the dilutive effect of stock options. The Company will adopt this standard for its quarter ended December 31, 1997 and has not determined the impact of such adoption.


Note 5 - Long-term Debt
-----------------------
                                           June 30,           September 30,
Long-term debt consists of the following:     1997                 1996

Mortgage note payable to a bank, secured
by real estate, monthly installments of
approximately $4,000 including interest
at 3/4% above the prime rate through
May 2002 (rate of 9.25% at June 30, 1997)      193,119              $214,779

Loan payable to a bank, secured by a
certificate of deposit, 20 equal
semiannual installments of $32,143,
through February, 2003, and quarterly
payments of interest at 1/2% above the
prime rate through 2003                      385,690              417,836

9.5% senior secured note payable,
interest due semi- annually, principal
due May 2004; this note was paid in full
subsequent to period end                   7,912,083            7,902,708

Loan payable, secured by real estate,
monthly installments of approximately
$5,200 including interest at 2.25% above
the prime rate (but not less than 7% nor
greater than 14.25%) through April 2004 at
which time the unpaid balance shall be due.
This loan was refinanced in December 1996
with the proceeds of the following loan        -                  536,201

Loan payable, secured by real estate,
monthly installments of approximately
$9,200 including interest at 10.25%
through December 2001, at which time
the unpaid balance shall be due              679,825                 -


                                       6
<PAGE 7>

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


Loan payable, secured by real estate,
interest due monthly at the greater of
8.75% or LIBOR (London InterBank Offered
Rate) plus 350 basis points, principal
due January 1999; this note was paid in
full subsequent to period end             13,370,000                 -

Loans payable, secured by real estate,
monthly installments of $27,700 including
interest at 10% and 1% above the prime rate
through September 2005 and January 2019    2,356,379                 -

Note payable, interest at LIBOR, due in
two equal annual installments beginning
on March 31, 1998                            925,000                 -
                                           ---------              ----------
                                          25,822,096               9,071,524
Less amounts payable in one year             703,000                 105,000
                                          ----------              ----------
                                         $25,119,096              $8,966,524



     The following is the amount of long-term debt maturing during each of the five periods ending on June 30: 1998 - $703,000; 1999 - $15,109,000
(including a loan in the principal amount of $13.37 million which was repaid subsequent to period end); 2000 - $210,000; 2001 - $226,000 and 2002 - $671,000.

     The senior secured note payable is collateralized by substantially all of the Company's oil and gas properties and selected real estate assets. Certain credit agreements require the Company to comply with certain restrictive covenants. At June 30, 1997, the Company was in compliance with such covenants. In July 1997, the senior secured note and the loan payable of $13.37 million were paid in full with the proceeds from a private debt offering (see Note 9).

     In December 1996, a subsidiary of the Company, Fidelity Leasing, Inc. ("FLI") entered into a new secured revolving credit and term loan facility with a maximum borrowing limit of $20 million with two banking institutions. FLI pays interest on the revolving and term borrowings at a rate equal to LIBOR plus 1.75% and LIBOR plus 2.25% per annum, respectively. The initial maturity date of the credit facility is March 31, 1998, but may be renewed annually at the lenders' discretion. FLI incurs a commitment fee of 3/8% per annum on the unused portion of the borrowing limit. The credit agreement is collateralized by certain leases and leased equipment. The credit facility contains covenants which among other things, require the maintenance of certain financial ratios and restrict a change in the ownership or a key management position by FLI. At June 30, 1997, FLI was in compliance with all covenants.




                                   7
<PAGE 8>

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------------------


Note 6 - Investment in Direct Financing Leases
----------------------------------------------

     Components of the net investment in direct financing leases as of June 30, 1997, are as follows:

          Total minimum lease payments receivable       $  2,874,719
          Initial direct costs, net of amortization           48,726
          Unguaranteed residual                              229,418
          Unearned lease income                             (515,827)
          Provision for possible losses                     (177,167)
                                                        ------------
             Net investment in direct financing leases  $  2,459,869
                                                        ============
In the nine months ended June 30, 1997, the Company had sold leases with a book value of approximately $17.9 million to special-purpose financing entities in return for cash of $14.8 million and notes with a face value of $5.2 million, resulting in gains of $2.1 million (see Note 2).


Note 7 - Investments in Real Estate
-----------------------------------
     The Company has focused its real estate activities on the purchase of income producing mortgages at a discount to the face value of such mortgages and also to the appraised value of the property underlying the mortgage.
Cash received by the Company as payment on each mortgage is allocated between principal and interest, with the interest portion of the cash received being recorded as income to the Company. Additionally, the Company records as income the accrual of a portion of the discount to the underlying collateral value. This "accretion of discount" amounted to $2,603,000 during the nine months ended June 30, 1997. As the Company sells participations or receives funds from refinancings in such mortgages, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investment in real estate loans.

At June 30, 1997, the Company held real estate loans having aggregate face values of $182.4 million, which were being carried at an aggregate cost of $59.3 million, including cumulative accretion of $4.3 million. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the quarter and nine months ended
June 30, 1997:


                                 Three months ended        Nine months ended
                                    June 30, 1997            June 30, 1997
                                 ------------------        -----------------

   Balance, beginning of period      $55,574,108              $21,797,768
   New real estate loans               4,374,870               37,461,391
   Additions to existing loans           360,829                1,392,200

                                    8
<PAGE 9>

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

   Reserve for possible losses           (67,000)                (133,000)
   Accretion of discount               1,100,302                2,603,153
   Collections of principal                -                     (183,321)
   Cost of mortgages sold             (2,040,768)              (3,635,850)
                                      -----------              -----------
   Balance, end of period             $59,302,341              $59,302,341
                                      ===========              ===========

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

     In the second quarter of fiscal 1997 a borrower defaulted on an existing forbearance agreement associated with one property. In settlement, the borrower assigned its ownership interest in the property to the Company which was subsequently sold to an unaffiliated third party in exchange for cash and a note with a face value of $3,550,000, resulting in a gain of $837,000. In addition, the Company acquired a note on another property and the right to acquire an equity interest in this property. This right was subsequently assigned in exchange for cash and a note with a face value of $1,670,000 resulting in a gain of $724,000.


Note 8 - Acquisition
--------------------

     On June 2, 1997, the Company acquired equity interests in 288 wells (representing 78 wells net to the Company's interest) and operating rights to an additional 62 wells, together with 220 miles of natural gas pipelines and 21,830 gross acres (9,340 net acres) of mineral rights, for $1.25 million in cash, a note for $925,000 and 17,000 shares of the Company's common stock.


Note 9 - Subsequent Events
--------------------------
     In July 1997, the Company privately placed $115 million of senior notes with institutional investors. These notes bear interest at 12% and are due August 2007.

     Further, in July 1997, the Company issued 983,150 unregistered shares of the Company's common stock pursuant to warrants held by the holder of the Company's 9.5% senior secured note payable due 2004, which was repaid with the proceeds from the July 1997 debt offering, along with a note payable secured by real estate in the amount of $13.37 million (see Note 5). These shares were subsequently sold by the holder in a separate private placement to a small group of institutional investors.

                                    9

<PAGE 10>

Item 2.  Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------
     WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURENCE OF UNANTICIPATED EVENTS.

Results of Operations: Real Estate Finance
------------------------------------------

     The following table sets forth certain information relating to the revenue recognized on the Company's commercial real estate loan portfolio during the periods indicated:
                                    Quarter Ended        Nine Months Ended
                                       June 30,              June 30,
                                    -------------        -----------------
                                    1997     1996         1997      1996
                                   ------  --------      -------  --------
                                          (Dollars in thousands)

Interest                         $1,454      $487       $3,588     $1,362
Accreted discount                 1,100       268        2,603        776
Fees                                  7         7        1,421        666
Gains on refinancings and
   sale of participations         1,890       867        3,836      2,776
                                 ------    ------      -------     -------
Total                            $4,451    $1,629      $11,448     $5,580
                                 ======    ======      =======     =======

Average balance of investment,
   Net                          $57,438   $20,027      $40,055    $18,537

Yield on net average balance      31.0%     32.5%        37.6%      40.1%

     Revenues from real estate finance operations increased 173% in the third quarter and 105% in the nine months ended June 30, 1997, compared to the same periods of the prior fiscal year. This increase is attributable to an increase of $1.8 million and $4.1 million in interest (including accretion of discount) in the quarter and nine months ended June 30, 1997, respectively, compared to the prior similar periods, as a result of an increase in the average amount of real estate loans outstanding in the period as compared to the prior year periods. The average balance of investment in the real estate loans increased by 187% in the quarter and 116% in the nine months ended June 30, 1997, respectively. Fees increased $755,000 in the nine months ended June 30, 1997, while gains increased $1.0 million in both the quarter and nine months ended June 30, 1997. The amount of fees earned and gains recognized are dependent on the closing of particular transactions and are not earned ratably throughout the year. Accordingly, revenues from these sources may vary materially from period to period.
                                  10

<PAGE 11>

     During the quarter and nine months ended June 30, 1997, the Company purchased or originated three and nine real estate loans, for a total cost of $4.4 and $37.5 million, as compared to two and eight loans for a total cost of $1.3 and $12.1 million in the quarter and nine months ended June 30, 1996. Gains were recognized on three and six loans in the quarter and nine months ended June 30, 1997, respectively compared to one and five loans in the similar prior periods. Real estate finance expenses increased 24% in the quarter and 12% in the nine months ended June 30, 1997 compared to the prior fiscal year. The increase was primarily a result of higher personnel costs associated with the expansion of these operations.


Results of Operations: Equipment Leasing
----------------------------------------
     The following table sets forth certain information relating to the revenue recognized in the Company's equipment leasing operations during the periods indicated:


                                         Quarter Ended,    Nine Months Ended
                                            June 30,            June 30,
                                         1997     1996       1997      1996
                                               (Dollars in thousands)

Gain on sale of leases                  $1,055      -       $2,131        -
Small ticket leasing                       324      -          620        -
Partnership Management
   Servicing                               215     112         647      818
   Partnership leasing                       8     595          30    1,346
   Reimbursement of administrative costs   194     249         661    1,164
Lease brokerage                             71     170         654      457
                                        ------   -----      ------    ------
   Total                                $1,867  $1,126      $4,743   $3,785
                                        ======  ======      ======   =======



     In June 1996, the Company entered the "small ticket" leasing business and began writing leases in August 1996. In the quarter and nine months ended June 30, 1997, the Company acquired equipment for lease with a cost of $9.7 million and $21.2 million, respectively. This new business segment is expected to grow significantly during the remainder of fiscal 1997.

     The gain on the sale of leases results from the sale in the third quarter of fiscal 1997 leases with a book value of $8.6 million in exchange for cash of $8.9 million and a note with a face value of $700,000. In the nine months ended June 30, 1997, leases were sold with a book value of $17.9 million in return for cash of $14.8 million and notes with a face value of $5.2 million.

     The decrease in servicing revenue, partnership leasing and reimbursement of administrative costs was the result of the liquidation, in accordance with the terms of the partnership agreement, of one leasing partnership in the second quarter of fiscal 1996. Partnership leasing revenue in the three months and nine months ended June 30, 1996 includes the settlement of the Company's general partner share of revenues from prior fiscal periods.

                                    11
<PAGE 12>

The Company now acts as general partner for six limited partnerships which held a total of $63 million (original cost) in lease assets at June 30, 1997. Lease brokerage revenue decreased substantially in the quarter ended June 30, 1997, as compared to the similar period of the prior year; this revenue is transaction based resulting in fluctuations from quarter to quarter.

     The following table sets forth certain information relating to expenses recognized in the Company's equipment leasing operations during the periods indicated:

                                    Quarter Ended          Nine Months Ended
                                       June 30,                 June 30,
                                   1997      1996           1997       1996
                                             (Dollars in thousands)
     Small ticket leasing          $538      $112         $1,260       $112
     Partnership management         312       318          1,006      1,262
     Lease brokerage                112       111            496        333
                                   ----      ----         ------      ------
        Total                       $62      $541         $2,762     $1,707
                                   ====      ====         ======     =======

     Small ticket leasing expenses increased as a result of the start-up of small ticket leasing activities in June 1996.

Results of Operations: Energy
-----------------------------
     Oil and gas production revenues increased 10% in the quarter and 16% in the nine months ended June 30, 1997, compared to the similar periods of the previous year. A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                                   Quarter Ended 	     Nine Months Ended
                                      June 30, 			         June 30,
                                  1997	      1996	      1997	      1996
Revenues (in thousands)
 Gas 		                          $	803	    $  705	     $2,311	    $1,991
 Oil 			                           198	       191		       561		      468

Production Volumes
 Gas (Mcf/day)			                3,360 	    3,176	       3,261		   3,170
   Oil (Bbls/day)			               119	       104		        100		      94

Average Sales Price
 Gas (per Mcf)		                 $2.63	     $2.44	       $2.60	    $2.29
 Oil (per Bbl)			               $18.33	    $20.20	       $20.54		 $18.23

	Natural gas revenues increased 14% in the quarter and 16% in the nine months ended June 30, 1997, compared to the similar periods of the prior year due to an 8% and 13% increase in the average price per mcf of natural gas for the quarter and nine months ended June 30, 1997, respectively. Additionally, production volumes increased 6% and 2% in the quarter and nine months ended June 30, 1997, respectively. The increase in the quarter is a result of production volumes associated with wells acquired in June 1997 (see Note 8, Notes to Consolidated Financial Statements (unaudited)).

                                    12
<PAGE 13>

     Oil revenues increased 4% and 20% in the quarter and nine months ended June 30, 1997, compared to the similar periods of fiscal 1996, due to a 14% and 7% increase in production volumes in the quarter and nine months ended June 30, 1997, respectively. The increase in volumes produced in the third quarter of fiscal 1997 was partially offset by a 9% decrease in the average price received per barrel for the quarter ended June 30, 1997 as compared to the similar period of the prior year. The average price received per barrel for the nine months ended June 30, 1997 increased 13% as compared to the similar period of the prior year. Oil production volumes in the third quarter of fiscal 1997 were also faborable impacted by the acquisition of the wells mentioned above.

	A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas for the quarter and nine months ended June 30, 1997 is as follows:

	                               Quarter Ended 	  Nine Months Ended
		                                June 30, 		          June 30,
		                            1997		      1996	   1997	      1996

Production Costs
As a percent of sales		        42%	        40%	    41%	       42%
Gas (mcf)			                  $1.16	      $1.07	  $1.13      $1.02
Oil (bbl)		                   $6.96	      $6.42	  $6.78      $6.12

     Production costs increased 17% ($61,000) and 14% ($143,000) in the quarter and nine months ended June 30, 1997 from the similar periods of fiscal 1996 as a result of an increase in repairs and maintenance. Repairs are conducted on an as-needed basis and, accordingly, costs incurred by the Company may vary from year to year.

     Amortization of oil and gas property costs as a percentage of oil and gas revenues was 19% in the quarter and nine months ended June 30, 1997 compared to 23% and 25% in the quarter and nine months ended June 30, 1996. The variance from year to year is directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.

Results of Operations: Other Income (Expense)

     General and administrative expense increased 25% ($128,000) and 31% ($374,000) in the quarter and nine months ended June 30, 1997 as compared to the same periods in fiscal 1996 primarily as a result of higher legal and professional fees and the payment of incentive compensation to executive officers.

     Interest expense increased substantially in both the quarter and the nine months ended June 30, 1997 from the similar periods of the prior fiscal year, reflecting the increase in borrowings to fund the growth of the Company's real estate finance and small ticket leasing operations. In December 1996, the Company borrowed $13.37 million to fund the acquisition of a series of mortgage loans on a property located in Philadelphia, Pennsylvania (see Notes 5 and 9, Notes to Consolidated Financial Statements (unaudited)). The Company also borrowed and subsequently repaid $8.6 million to fund the acquisition of equipment for lease.
                                    13
<PAGE 14>


     The effective tax rate decreased to 25% in the quarter and 24% in the nine months ended June 30, 1997 from 29% in the quarter and nine months ended June 30, 1996, respectively. The decrease in fiscal 1997 is the result of the investment in several real estate partnerships which will generate tax credits and tax-exempt interest earned on several real estate loans.

Liquidity and Capital Resources

     The Company's primary liquidity needs are for continued expansion of its real estate finance and small ticket leasing subsidiaries, activities that are the core of the Company's growth strategy. The Company will add to its real estate loan portfolio as, and when, economically attractive opportunities become available and, further, expects substantial ongoing growth in its small ticket leasing activities. In energy, while the Company does not envision substantial cash needs, it will seek to add to its reserve base through selected acquisition of producting properties and further development of its mineral interests.

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

     Sources and (uses) of cash for the nine months ended June 30, 1997 and 1996 are as follows:

                                                 Nine Months
                                                 Ended June 30,
                                               1997          1996
                                             (in thousands of dollars)

Provided by operations                       $2,403           $10
Provided by (used in) investing activities  (36,816)        2,362
Provided by (used in) financing activities   33,149          (605)
                                            $(1,264)       $1,767

     The Company had $2.9 million in cash and cash equivalents on hand at June 30, 1997, as compared to $4.2 million at September 30, 1996. The Company's ratio of current assets to current liabilities was 1.6:1 at June 30, 1997 and 3.7:1 on September 30, 1996. Working capital at June 30, 1997 was $1.7 million as compared to $4.4 million at September 30, 1996.

     Cash provided by operating activities in the first nine months of fiscal 1997 increased $2.4 million as compared to the first nine months of fiscal
1996. The fiscal 1997 increase was primarily the result of cash generated by an increase in current liabilities and a decrease in current receivables.

     The Company's cash used in investing activities increased $39.2 million in the first nine months of fiscal 1997, as compared to the first nine months of fiscal 1996. This increase resulted primarily from an increase in the amount of cash used to fund real estate finance and small ticket leasing activities. In real estate finance, the Company invested $33.7 million and $12.1 million in the acquisition of eight loans in both the first nine months of fiscal years 1997 and 1996, respectively.



                                       14
<PAGE 15>

In addition, the Company advanced funds on existing loans of $1.4 million in both the first nine months of fiscal years 1997 and 1996. Proceeds received upon refinancings or the sale of participations amounted to $6.3 million and $16.0 million in the first nine months of fiscal years 1997 and 1996, respectively. These proceeds reflect the refinancing or sale of participations in five and six loans, respectively, of which gains were recognized on four and five of these loans in the first nine months of fiscal 1997 and 1996, respectively.

     In small ticket leasing, cost of equipment acquired for lease represents the equipment cost and initial direct costs associated with leasing operations. The Company commenced leasing operations for its own account in June 1996 and began to write leases in August 1996. Proceeds received upon the sale of lease equipment receivables totaled $14.2 million in the nine months ended June 30, 1997.

     Increase in other assets represents the investment of $2.0 million in several real estate partnerships, some of which will generate tax credits and the purchase of energy assets totaling $ 1.7 million.

     The Company's cash flow provided by financing activities increased
$33.8 million during the first nine months of fiscal 1997, as compared to the first nine months of fiscal 1996. In December 1996, the Company entered into a secured revolving/term credit facility with a maximum credit limit of $20 million. During the first nine months of fiscal 1997 the Company borrowed and subsequently repaid $8.6 million under this line of credit agreement. In November 1996, the Company completed a public offering of shares of its common stock and received net proceeds (after all underwriting expenses) of $91.6 million. During the first quarter of fiscal 1997, the Company also borrowed $13.4 million to fund the acquisition of a mortgage loan on a property located in Philadelphia, Pennsylvania. As discussed in
Note 5, the Company also refinanced an unsecured loan with a principal balance of approximately $530,000 with the proceeds of an unsecured loan with a principal balance of $700,000.

     In July 1997, the Company received net proceeds of $110.4 million from a private debt offering. The Company intends to use the proceeds for general corporate purposes, including acquisitions and originations of real estate loans and expansion of its equipment leasing activities. Proceeds from the offering of $21.4 million were used to repay existing long- term debt.















                                    15
<PAGE 16>




                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     a)     Exhibits:

     10.38 Resource America, Inc. Non-Employee Director Deferred Stock and Deferred Compensation Plan.

     10.39  Resource America, Inc. 1997 Employee Stock Option Plan.

     10.40  Resource America, Inc. 1997 Stock Option Plan for Directors.

      11.1  Calculation of Primary and Fully Diluted Earnings per share.

        27  Financial Data Schedule.


     b)  Reports on Form 8-K:

     During the quarter for which this report is being filed, the Registrant filed a current report on Form 8-K dated June 24, 1997, reporting the commencement of a private placement of senior notes, disclosing certain information regarding equipment leasing operations and reporting the exercise of warrants to purchase 983,150 shares of the Company's common stock.






























                                        16

<PAGE 17>


                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        RESOURCE AMERICA, INC.
                                                                 (Registrant)


Date          August 13, 1997         By           /s/ Michael L. Staines
                                                  ------------------------

                                                       Michael L. Staines
                                                       Senior Vice President
                                                       and Secretary



Date          August 134, 1997         By           /s/Nancy J. McGurk
                                                   ------------------------
                                                       Nancy J. McGurk
                                                       Vice President -
                                                       Finance and
                                                       Treasurer































                                           17