Form 10-K
period 1997-09-30
RESOURCE AMERICA INC
filed 1997-12-19
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-4408


                             RESOURCE AMERICA, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   72-0654145
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


     1521 Locust Street
     Suite 400
     Philadelphia, PA                                                 19102
(Address of principal executive offices)                           (Zip code)


Registrant's telephone number, including area code: (215)546-5005

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                     Common Stock, par value $.01 per share

Name of each exchange on which registered: The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "REXI."

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on November 30, 1997, was $200,277,600.

The number of outstanding shares of the registrant's Common Stock on November 30, 1997 was 4,749,463.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant's 1998 Annual Meeting of Shareholders to be held on February 17, 1998 are incorporated by reference in
Part III of this Form 10-K.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                                                 Page
PART I
         Item 1:  Business.......................................................................  4
         Item 2:  Properties..................................................................... 38
         Item 3:  Legal Proceedings.............................................................. 38
         Item 4:  Submission of Matters to a Vote of Security
                             Holders............................................................. 38

PART II
         Item 5:  Market for the Registrant's Common Equity and
                             Related Stockholder Matters......................................... 39
         Item 6:  Selected Financial Data........................................................ 40
         Item 7:  Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations.......................................................... 40
         Item 8:  Financial Statements and Supplementary Data.................................... 51
         Item 9:  Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure.............................. 85

PART III
         Item 10:          Directors, Executive Officers, Promoters and
                             Control Persons of the Registrant................................... 86
         Item 11:          Executive Compensation................................................ 86
         Item 12:          Security Ownership of Certain Beneficial Owners
                             and Management...................................................... 86
         Item 13:          Certain Relationships and Related Transactions........................ 86

PART IV
         Item 14:          Exhibits, Financial Statement Schedules and
                             Reports on Form 8-K................................................. 87

SIGNATURES

                                     PART I

ITEM 1.           BUSINESS

General

         The Company is a specialty finance company engaged primarily in real estate finance and equipment leasing. For approximately 25 years prior to 1991, the Company was principally involved in the energy industry and it continues to have energy industry operations, including natural gas and oil production. Since 1991, the Company's business strategy has focused on locating and developing niche finance businesses in which the Company can realize attractive returns by targeting well-defined financial services markets and by developing specialized skills to service those markets on a cost-effective basis. To date, the Company has developed two main businesses: real estate finance and equipment leasing. Within its real estate finance business, the Company has developed a commercial mortgage loan acquisition and resolution business and a non-conforming residential mortgage lending business. Within its equipment leasing business, the Company focuses primarily on small ticket equipment lease financing, although it also manages six publicly-owned equipment leasing partnerships and has a lease finance placement and advisory business.

         The Company's commercial mortgage loan acquisition and resolution business involves the purchase at a discount of troubled commercial real estate mortgage loans at prices generally ranging from $1 million to $10 million and the restructuring and refinancing of those loans. These loans are generally acquired from private market sellers, primarily financial institutions. Loans acquired by the Company typically involve legal and other disputes among the lender, the borrower and/or other parties in interest, and generally are secured by properties which are unable to produce sufficient cash flow to fully service the loans in accordance with the original lender's loan terms. Since fiscal 1991 (when it entered this business), and through September 30, 1997, the Company's aggregate commercial mortgage loan portfolio has grown to 38 loans with an outstanding loan balance (excluding discounts) of $233.7 million, acquired at an investment cost (including subsequent advances, which had been anticipated by the Company at the time of acquisition and were included in its analysis of loan costs and yields) of $120.4 million. During the fiscal years ended September 30, 1997, 1996 and 1995, the Company's yield on its net investment in commercial mortgage loans (including gains on sale of senior lien interests in, and gains, if any, resulting from refinancings of commercial mortgage loans) equalled 34.7%, 36.2% and 34.6%, respectively, while its gross profit (that is, revenues from loan activities minus costs attributable thereto, including interest and provision for possible losses, and less depreciation and amortization, without allocation of corporate overhead) from its commercial mortgage loan activities for fiscal years 1997, 1996 and 1995 were $16.5 million, $6.3 million and $5.3 million, respectively.

         The Company seeks to reduce the amount of its own capital invested in commercial mortgage loans after their acquisition, and to enhance its returns, through sale at a profit of senior lien interests in its loans (typically on a recourse basis) or through borrower refinancing of the properties underlying its loans. At September 30, 1997, senior lenders held outstanding obligations of $55.5 million, secured by properties with an aggregate appraised value of $125.4 million, resulting in a ratio of senior lien obligations-to-appraised value of property of 44%. For the three months ended September 30, 1997, the operating cash flow coverage on the required debt service on senior lien interests averaged 202%. Such calculation excludes (i) proceeds from the sale of senior lien interests or from refinancings and (ii) cash flows from and senior lien interests with respect to nine loans acquired during the fourth quarter of fiscal 1997 as to which the Company had less than three months' cash flow experience at September 30, 1997 (see "Commercial Mortgage Loan Acquisition and Resolution: Loan Status"). If such nine loans had been included (utilizing for this purpose their cash flows for periods subsequent to September 30, 1997 as set forth in "- Real Estate Finance -Commercial Mortgage Loan Acquisition and Resolution: Loan Status"), the operating cash flow coverage would have averaged 273%. The excess of operating cash flow over required debt service on senior lien obligations is, pursuant to agreements with the borrowers, retained by the Company as debt service on the outstanding balance of the Company's loans.

         The Company has sponsored a real estate investment trust (the "REIT") and has undertaken to sell 10 loans to the REIT (including one loan consisting of four related obligations). The Company will not retain a junior lien interest in any of these loans. In addition, the Company has undertaken to sell a senior participation in another of its loans to the REIT. The aggregate price to be paid by the REIT for the loans and the senior participation will be $27.7 million. The Company's carried cost of investment in these loans was $22.2 million at September 30, 1997. The Company anticipates selling further loans to the REIT. See "Sponsorship of Real Estate Investment Trust."

         The Company's residential mortgage lending business provides first and second mortgage loans on one- to four-family residences to borrowers who do not conform to guidelines established by Fannie Mae because of past credit impairment or other reasons. Through its subsidiaries, Fidelity Mortgage Funding, Inc. ("FMF") and Tri-Star Financial Services, Inc. ("Tri-Star") (which was acquired in November 1997 and which, following regulatory approvals, the Company anticipates merging into FMF), the Company is licensed as a residential mortgage lender in 19 states and is currently originating loans in eleven states (Connecticut, Delaware, Indiana, Kentucky, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania and Virginia). The Company began its residential mortgage lending business during fiscal 1997 and commenced originating loans in the first quarter of fiscal 1998. The Company's operational strategy is to concentrate on mid-size residential mortgage loans with targeted average loan of approximately $75,000. The Company markets its services directly to consumers and anticipates establishing "private label" lending programs (that is, programs where the Company will process, fund and service loans originated by an institution, under the institution's name) for institutions which, because of a lack of expertise in the area or for other reasons, do not otherwise make non-conforming loans.

         The Company's equipment leasing business commenced in September 1995 with the acquisition of an equipment leasing subsidiary of a regional insurance company. Through this acquisition, the Company assumed the management of six publicly-held equipment leasing partnerships involving $55.2 million (original equipment cost) in leased assets at September 30, 1997. More importantly, through this acquisition the Company acquired an infrastructure of operating systems, computer hardware and proprietary software (generally referred to as a "platform"), as well as personnel, which the Company utilized in fiscal 1996 as a basis for the development of an equipment leasing business for its own account. As part of its development of this business, in early 1996 the Company hired a team of four experienced leasing executives, including the former chief executive officer of the U.S. leasing subsidiary of Tokai Bank, a major Japanese banking institution. The Company's operational strategy for equipment leasing is to focus on leases with equipment costs of between $5,000 to $100,000 ("small ticket" leasing), with a targeted average transaction of approximately $10,000 per lease. The Company markets its equipment leasing products through vendor programs with equipment manufacturers, distributors and other vendors such as Minolta Corporation and Lucent Technologies, Inc. The Company believes that the small ticket leasing market is under-served by equipment lessors, banks and other financial institutions, affording the Company a niche market with significant growth potential. During fiscal 1997, the Company received 8,344 lease proposals involving equipment with an aggregate cost of $113.4 million, approved 5,054 such proposals involving equipment with an aggregate cost of $67.2 million and entered into 3,214 transactions involving equipment with an aggregate cost of $34.6 million. During fiscal 1997, the Company sold, on a servicing retained basis, equipment leases with an aggregate net book value of approximately $30.2 million to third parties. The Company anticipates similar equipment lease sales in the future. The Company's income from retained servicing was not material during fiscal 1997.

         The Company produces natural gas and, to a lesser extent, oil from locations principally in Ohio, Pennsylvania and New York. At September 30, 1997, the Company had a net investment of $11.4 million in its energy operations, including interests in 1,129 individual wells (including overriding interests) owned directly by the Company or through 64 partnerships and joint ventures managed by the Company. While the Company has focused its business development efforts on its specialty finance operations over the past several years, its energy operations historically have provided a steady source of cash flow and tax benefits.

Real Estate Finance

Commercial Mortgage Loan Acquisition and Resolution Strategy

         Identification and Acquisition of Troubled Commercial Mortgage Loans. The Company believes that the success to date of its commercial mortgage loan acquisition and resolution business has been due in large part to its ability to identify and acquire troubled commercial mortgage loans which, due to operational difficulties at the underlying properties, legal or factual disputes, or other problems, are unable to fully meet debt service requirements under the original loan terms and can be acquired at a discount from the unpaid principal and interest amounts of the loan and the estimated value of the underlying property. A principal part of this strategy is the Company's focus on commercial mortgage loans with purchase prices generally ranging from $1 million to $10 million held by large private sector financial institutions. Due to the comparatively small size of these loans relative to a large institution's total portfolio, the lender is often not able, or willing, to devote the managerial and other resources necessary to resolve the problems to which the loans are subject, and thus is sometimes willing to dispose of these loans at prices favorable to the Company. The Company, which offers to acquire a loan quickly and for immediate cash, provides a convenient way for an institution to dispose of these loans and to eliminate future work-out costs. The Company believes that the trend of consolidation in the banking industry, and the implementation of risk-based capital rules in the insurance industry, may cause an increase in the amount of smaller loans available for sale and provide the Company significant opportunities for growth.

         Efficient Resolution of Loans. The Company believes that a further aspect of its success to date has been its ability to resolve problems surrounding loans it has identified for acquisition. The principal element of this strategy is the cost-effective use of management and third-party resources to negotiate and resolve disputes concerning a troubled loan or the property securing it, and to identify and resolve any existing operational or other problems at the property. To implement this strategy, the Company has taken advantage of the background and expertise of its management and has identified third-party subcontractors (such as property managers and legal counsel) familiar with the types of problems to which smaller commercial properties may be subject and who have, in the past, provided effective services to the Company.

         Refinancing or Sale of Senior Lien Interests in Portfolio Loans. The Company seeks to reduce its invested capital and enhance its returns through sale, at a profit, of senior lien interests in its loans or through refinancing of the properties underlying its loans by borrowers. In so doing, the Company has in the past obtained, and in the future anticipates obtaining, a return of a substantial portion of its invested capital (and in some cases has obtained returns of amounts in excess of its invested capital), which it will typically seek to reinvest in further loans, while maintaining a significant continuing position in the original loan. See "- Commercial Mortgage Loan Acquisition and
Resolution: Sale of Senior Lien Interests and Refinancings." The Company also anticipates sales of whole loans to the REIT (see "- Sponsorship of Real Estate Investment Trust"). The Company's strategic plan contemplates continued growth in its commercial mortgage loan portfolio, in part through the liquidity provided by such sales or refinancings.

         Disposition of Loans. In the event a borrower does not repay a loan when due, the Company will seek to foreclose upon and sell the underlying property or otherwise liquidate the loan. In appropriate cases and for appropriate consideration, the Company may agree to forbear from the exercise of remedies available to it. See "- Commercial Mortgage Loan Acquisition and
Resolution: Forbearance Agreements" and "- Loan Status."

Market for Commercial Mortgage Loan Acquisition and Resolution Services

         The discounted loans acquired by the Company to date are secured by commercial properties (generally multi-family housing, small office buildings, hotels or single-user retail properties) which, while income producing, are unable to meet fully debt service requirements of the original loan under its then current terms. The loans are usually acquired from banks, insurance companies, investment bankers, mortgage bankers or other similar financial organizations. Typically, the loans identified by the Company for acquisition (and the properties securing them) have been the subject of complex and/or contentious legal and other disputes, operational difficulties or other problems demanding commitments of managerial and other resources that are perceived by the selling institutions to be inordinate relative to the comparatively small asset value of these loans in the institution's total portfolio.

         The market for commercial mortgage loan acquisition and resolution services of the type provided by the Company is, the Company believes, relatively new. A major impetus to this market has been the sale of packages of under-performing and non-performing loans by government agencies, in particular the Resolution Trust Corporation ("RTC") and Federal Deposit Insurance Corporation ("FDIC"). While the need for loan acquisition and resolution services by governmental agencies has declined in recent years (the RTC terminated its loan pool packaging and sales operations on December 31, 1995, and any RTC assets remaining to be sold at that time were transferred to the FDIC for sale), the Company believes that a permanent market for these services is emerging in the private sector as financial institutions and other organizations realize that outside specialists may be able to resolve troubled loans more cost-efficiently than their internal staff. Moreover, the sale of loans provides selling institutions with a means of disposing of under-performing assets, thereby obtaining liquidity and improving their balance sheets. The trend has been reinforced, management believes, by consolidation within the banking industry, the implementation of risk-based capital rules within the insurance industry, and by the standardization of financing criteria by real estate conduits and other "securitization" outlets.

Acquisition and Administration Procedures for Commercial Mortgage Loan Acquisition and Resolution Operations

         Prior to acquiring any commercial mortgage loans, the Company conducts an acquisition review. This review includes an evaluation of the adequacy of the loan documentation (for example, the existence and adequacy of notes, mortgages, collateral assignments of rents and leases, and title policies ensuring first or other lien positions) and other available information (such as credit and collateral files). The value of the property securing the loan is estimated by the Company based upon a recent independent appraisal obtained by the borrower or seller of the loan, an independent appraisal obtained by the Company, or upon valuation information obtained by the Company and thereafter confirmed by an independent appraisal. One or more members of the Company's management makes an on-site inspection of the property and, where appropriate, the Company will require further inspections by engineers, architects or property management consultants. The Company may also retain environmental consultants to review potential environmental issues. The Company obtains and reviews available rental, expense, maintenance and other operational information regarding the property, prepares cash flow and debt service analyses and reviews all pertinent information relating to any legal or other disputes to which the property is subject. The amount of the Company's offer to purchase any such loan is based upon the foregoing evaluations and analyses. The Company generally will not acquire a loan unless (i) current net cash flow from the property securing the loan is sufficient to yield an immediate cash return on the Company's investment of not less than 10% per annum, (ii) the ratio of the Company's initial investment to the appraised value of the property underlying the loan (utilizing an appraisal dated within one year of acquisition) is less than 80%, (iii) there is the possibility of either prompt refinancing of the loan by the borrower after acquisition, or sale by the Company of a senior lien interest, that will result in an enhanced yield to the Company on its (reduced) funds still outstanding (see "- Commercial Mortgage Loan Acquisition and Resolution: Sale of Senior Lien Interests and Refinancings"), and (iv) there is the possibility of a substantial increase in the value of the property underlying the loan over its appraised value, increasing the potential amount of the loan discount recoverable by the Company at loan termination. On occasion, the Company will acquire a loan that does not meet one or more of the criteria specified above if, in the Company's judgment, other factors make the loan an appropriate investment opportunity. The Company currently has in its portfolio eight loans in which the ratio of the cost of investment to the appraised value (both at the time of acquisition and at the date of the most recent appraisal) of the underlying property exceeds 80%. The Company has a policy that appraisals of properties underlying loans be updated no less often than every three years. Also, the Company has acquired loans outside of its targeted investment cost range of $1 million to $10 million and, as opportunities arise, may do so in the future. Five of the Company's portfolio loans were acquired at a lesser investment cost, while two loans were acquired at a greater cost ($10.6 million and $19.2 million, respectively). The Company is not limited by regulation or contractual obligation as to the types of properties that secure the loans it may seek to acquire or the nature or priority of any lien or other encumbrance it may accept with respect to a property. The Company also does not have restrictions regarding whether, after sale of a senior lien interest or a refinancing, its interest in a particular loan must continue to be secured (although the Company will typically retain a subordinated lien position), the amount it may invest in any one loan, or the ratio of initial investment cost-to-appraised value of the underlying property.

         As part of the acquisition process, the Company typically resolves disputes relating to the loans or the underlying properties. Through negotiations with the borrower and, as appropriate or necessary, with other creditors or parties in interest, the Company seeks to arrive at arrangements that reflect more closely the current operating conditions of the property and the present strategic position of the various interested parties. Where appropriate, the Company will offer concessions to assure that the Company's future control of the property's cash flow is free from dispute. These arrangements are normally reflected in an agreement (a "Forbearance Agreement") pursuant to which foreclosure or other action on the mortgage is deferred so long as the arrangements reflected in the Forbearance Agreement are met. The Company also seeks to resolve operational problems of the properties by appointment of a property manager acceptable to it (see "- Commercial Mortgage Loan Acquisition and Resolution: Forbearance Agreements") and may advance funds for purposes of paying property improvement costs, unpaid taxes and similar items. Prior to loan acquisition, the Company includes in its pre-acquisition analysis of loan costs and yields an estimate of such advances. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
Operations: Results of Operations: Commercial Mortgage Loan Acquisition and Resolution."

          Upon acquisition of a loan, the Company typically requires that all revenues from the property underlying the loan be paid into an operating account on which the Company or its managing agent is the sole signatory. All expenditures with respect to a property (including debt service, taxes, operational expenses and maintenance costs) are paid from the Company's account and are reviewed and approved by a senior officer of the Company prior to payment. The Company further requires that its approval be obtained before any material contract or commercial lease with respect to the property is executed. To assist it in monitoring the loan, the Company requires that the borrower prepare a budget for the property not less than sixty days prior to the beginning of a year, which must be reviewed and approved by the Company, and submit both a monthly cash flow statement and a monthly occupancy report. The Company analyzes these reports in comparison with each other and with account activity in the operating account referred to above.

         The Company may alter the foregoing procedures in appropriate circumstances. Where a borrower has refinanced a loan held by the Company (or where the Company has acquired a loan subject to existing senior debt), the Company may agree that the revenues be paid to an account controlled by the senior lienor, with the excess over amounts payable to the senior lienor being paid directly to the Company. As of September 30, 1997, one of the Company's loans (loan 17; see "- Commercial Mortgage Loan Acquisition and Resolution: Loan Status") is subject to such a provision. Where the property is being managed by Brandywine Construction & Management, Inc. ("BCMI"), a property manager affiliated with the Company (see "- Commercial Mortgage Loan Acquisition and
Resolution: Forbearance Agreements"), the Company may direct that property revenues be paid to BCMI, as the Company's managing agent. As of September 30, 1997, revenues are being paid to BCMI with respect to two loans (loans 25 and 30). Where the Company believes that operating problems with respect to an underlying property have been substantially resolved, the Company may permit the borrower to retain revenues and pay property expenses directly. The Company currently permits borrowers with respect to three loans (loans 24, 27 and 37) to do so.

Commercial Mortgage Loan Acquisition and Resolution: Sale of Senior Lien Interests and Refinancings

         In evaluating a potential mortgage loan, the Company places significant emphasis on the likelihood of its being able to sell a senior lien interest on favorable terms after the acquisition and/or the borrower's likely ability, with or without the Company's assistance, to secure favorable refinancing. When a loan is refinanced, or a senior lien interest sold, the Company will obtain net sale or refinance proceeds in an amount representing a major portion of (and sometimes exceeding) the amount of its investment in the loan. After sale of a senior lien interest or refinancing, the Company will typically retain an interest in the loan, which is usually subordinated to the interest of the senior lienholder or refinance lender.

         Where a senior lien interest is sold, the outstanding balance of the Company's loan at the time of sale remains outstanding, including as a part of that balance the amount of the senior lien interest. Thus, the Company's remaining interest effectively "wraps around" the senior lien interest. Typically, the interest rate on the senior lien interest is less than the stated rate on the Company's loan. Senior lien interests with an aggregate balance of $12.0 million at September 30, 1997, relating to nine of the Company's loans, obligate the Company, in the event of a default on a loan, to replace such loan with a performing loan. These senior lien interests become due upon the expiration of their respective Forbearance Agreements (two each in 1998, 1999, 2000 and 2001 and one in 2016). Three other senior lien interests, with an aggregate balance of $10.3 million at September 30, 1997, obligate the Company, upon their respective maturities, all in fiscal 2002, to repurchase the senior lien interest (if not theretofore paid off) at a price equal to the outstanding balance of the senior lien interest plus accrued interest. See "Commercial Mortgage Loan Acquisition and Resolution: Loan Status."

         Where a refinancing is effectuated, the Company reduces the amount outstanding on its loan by the amount of net refinancing proceeds received by it and either converts the outstanding balance of the original note (both principal and accrued interest, as well as accrued penalties) into the stated principal amount of an amended note on the same terms as the original note, or retains the original loan obligation as paid down by the amount of refinance proceeds received by the Company. As with senior lien interests, the interest rate on the refinancing is less than the interest rate on the Company's retained interest.

         After sale of a senior lien interest or a refinancing, the Company's retained interest will usually be secured by a subordinate lien on the property. In certain situations, however, (including seven loans constituting 8.3%, by book value, of the Company's loans), the Company's retained interest may not be formally secured by a mortgage because of conditions imposed by the senior lender, although it may be protected by a judgment lien, an unrecorded deed-in-lieu of foreclosure, the borrower's covenant not to further encumber the property without the Company's consent, and/or a similar device.

Commercial Mortgage Loan Acquisition and Resolution:  Forbearance Agreements

         Substantially all of the commercial mortgage loans acquired by the Company are subject to Forbearance Agreements with borrowers pursuant to which the holder of the loan (the Company, upon loan acquisition) (i) agrees, subject to receipt of specified minimum monthly payments, to defer the exercise of existing rights to proceed on the defaulted loan (including the right to foreclose), (ii) receives the rents from the underlying property (either directly or through a managing agent approved by the Company, subject to certain exceptions; see "- Acquisition and Administration Procedures for Commercial Loan Acquisition and Resolution Operations") and (iii) requires the borrower to retain a property management firm acceptable to the holder. The Forbearance Agreements also provide that any cash flow from the property (after payment of Company-approved expenses and debt service on senior lien interests) above the minimum payments will be retained by the Company and applied to accrued but unpaid debt service on the loan. As a result of provision (iii), BCMI, an affiliated property management company, has assumed responsibility for supervisory and, in many cases, day to day management of the underlying properties with respect to substantially all of the loans the Company currently owns. In ten instances, the President of BCMI (or an entity affiliated with him) has also acted as the general partner or trustee of the borrower. The minimum payments required under a Forbearance Agreement (generally related to anticipated cash flow from the property after operating expenses) are normally materially less than the debt service payments called for by the original terms of the loan. The difference between the minimum required payments under the Forbearance Agreement and the payments called for by the original loan terms continues to accrue, but (except for amounts recognized as an accretion of discount; see "- Commercial Mortgage Loan Acquisition and Resolution: Accounting for Discounted Loans") are not recognized as revenue to the Company until actually paid.

         At the end of the term of a Forbearance Agreement, the borrower is required to pay the loan in full. The borrower's ability to do so, however, will be dependent upon a number of factors, including prevailing conditions at the underlying property, the state of real estate and financial markets (generally and as regards the particular property), and general economic conditions. In the event the borrower does not or cannot do so, the Company anticipates that it will seek to sell the property underlying the loan or otherwise liquidate the loan. Alternatively, the Company anticipates that it might, in appropriate cases, and for appropriate additional consideration, agree to further forbearance.

         An existing Forbearance Agreement remains in effect with no modifications when the Company sells a senior lien interest in a loan. In such instance, the purchaser's interest is in the loan subject to the terms of the Forbearance Agreement. However, when a borrower refinances a loan, the Forbearance Agreement is thereby amended to (i) reflect the pay down of the loan balance, (ii) acknowledge the existence of the refinancing and (iii) provide for the continued effectiveness of all provisions of the Forbearance Agreement for the term specified therein, except that where specific provisions of the Forbearance Agreement are inconsistent with the terms of the refinancing, the terms of the refinancing have priority. In some refinancings, the refinance lender may require that the borrower issue an amended note (a "retained interest note") to reflect the reduction of the borrower's indebtedness to the Company and, where applicable, any other revised terms.

Commercial Mortgage Loan Acquisition and Resolution:  Loan Status

         At September 30, 1997, the Company's loan portfolio consisted of 38 loans of which 28 loans were acquired as first mortgage liens and 10 loans were acquired as junior lien obligations. The Company's strategy has been to acquire loans in anticipation of selling a senior lien interest in the loan or in anticipation of the borrower's refinancing of the loan. At September 30, 1997, the Company had sold a senior lien interest in 14 loans in its portfolio, (including senior interests in five loans acquired by the Company as junior lien loans) and borrowers with respect to 12 of the Company's loans have obtained refinancing (including a refinancing of one loan acquired by the Company as a junior lien loan). After such sales and refinancings, the Company holds subordinated interests in 30 loans of which seven interests, constituting approximately 8.3% of the book value of the Company's loan portfolio, are not collateralized by recorded mortgages (see "- Commercial Mortgage Loan Acquisition and Resolution: Sale of Senior Lien Interests and Refinancings").

         The Company anticipates that 10 of its loans, and a senior lien interest in an eleventh loan will be sold to the REIT. See "- Sponsorship of Real Estate Investment Trust" and Note 9 to the following table.

         The following table sets forth certain information relating to the Company's investments in real estate loans at September 30, 1997.

                                                                                           Loan          Outstanding
 Loan        Type of                                                                     Acquired           Loan
Number       Property            Location          Seller/Originator                   (Fiscal Year)     Receivable(1)
------       --------            --------          -----------------                   -------------     -------------

 001        Multifamily       Pennsylvania        Alpha Petroleum Pension Fund             1991         $  8,471,635
 002(9)     Multifamily       Pennsylvania        CoreStates Bank(10)                      1992            1,555,120
 003        Multifamily       New Jersey          RAM Enterprises/Glenn Industries         1993            2,695,748
                                                    Pension Plan
 004(9)     Multifamily       Pennsylvania        St. Paul Federal Bank for Savings(12)    1993            1,481,638
 005        Office            Pennsylvania        Shawmut Bank(10)                         1993            6,273,329
 006(9)     Office/Retail     Virginia            Nationsbank(10)                          1993            5,761,455
 007        Single User       Minnesota           Prudential Insurance, Alpha              1993            4,441,379
             (Retail)                               Petroleum Pension Fund
 008(9)     Multifamily       Pennsylvania        Nomura/Cargill/Eastdil Realty(13)        1994            5,389,823
 009(9)     Multifamily       Pennsylvania        Mellon Bank(10)                          1995            1,638,263
 010(9)     Multifamily       Pennsylvania        RIVA Financial                           1994            1,579,540
 011        Office            Washington, D.C.    First Union Bank(10)                     1995            1,410,289
 012(9)     Multifamily       Pennsylvania        CoreStates Bank(10)(12)                  1995            3,036,879
 013        Single User       California          California Federal Bank, FSB             1995            2,985,207
             (Commercial)
 014        Office            Washington, D.C.    Nomura/Cargill/Eastdil Realty(13)        1995/1997      14,786,192
 015        Condo/            North Carolina      First Bank, South Trust Bank(14)         1997            3,572,780
             Multifamily
 016        Single User       California          Mass Mutual, Alpha Petroleum             1995/1996       6,924,661
             (Retail)                              Pension Fund
 017        Single User       West Virginia       Triester Investments(10)(15)             1996            1,786,434
             (Retail)
 018        Single User       California          Emigrant Savings Bank, Walter            1996            2,933,154
             (Retail)                               R. Samuels and Jay Furman(16)
 019(9)     Multifamily       Pennsylvania        Summit Bancorp(10)                       1996            4,724,376
 020        Office            New Jersey          Cargill/Eastdil Realty(13)               1996            7,026,381
 021        Multifamily       Pennsylvania        Bruin Holdings/Berkeley Federal          1996/1997       9,743,475
                                                   Savings Bank
 022        Multifamily       Pennsylvania        FirsTrust FSB                            1996/1997       4,465,421
 023(9)     Multifamily       Pennsylvania        Jefferson Bank                           1996              711,924 (20)
 024        Multifamily       Pennsylvania        U.S. Dept. of Housing & Urban
                                                    Development                            1996            3,427,673
 025        Hotel/Commercial  Georgia             Bankers Trust Co.                        1997            6,029,552
 026        Office            Pennsylvania        FirsTrust FSB                            1997            7,983,948

                           RESTUBBED FROM TABLE ABOVE

                                                                                          Appraised Value
 Loan        Type of                                                                        of Property         Cost of
Number       Property            Location          Seller/Originator                       Securing Loan(2)   Investment(3)
------       --------            --------          -----------------                      -----------------   -------------

 001        Multifamily       Pennsylvania        Alpha Petroleum Pension Fund             $  5,300,000       $ 4,628,323
 002(9)     Multifamily       Pennsylvania        CoreStates Bank(10)                           900,000           547,813
 003        Multifamily       New Jersey          RAM Enterprises/Glenn Industries            1,350,000         1,324,780
                                                    Pension Plan
 004(9)     Multifamily       Pennsylvania        St. Paul Federal Bank for Savings(12)       1,200,000           862,356
 005        Office            Pennsylvania        Shawmut Bank(10)                            1,700,000         1,242,218
 006(9)     Office/Retail     Virginia            Nationsbank(10)                             2,800,000         2,388,018
 007        Single User       Minnesota           Prudential Insurance, Alpha                 2,515,000         1,354,382
             (Retail)                               Petroleum Pension Fund
 008(9)     Multifamily       Pennsylvania        Nomura/Cargill/Eastdil Realty(13)           3,200,000         1,614,174
 009(9)     Multifamily       Pennsylvania        Mellon Bank(10)                             2,700,000         1,362,884
 010(9)     Multifamily       Pennsylvania        RIVA Financial                                800,000           456,356
 011        Office            Washington, D.C.    First Union Bank(10)                        2,000,000         1,180,030
 012(9)     Multifamily       Pennsylvania        CoreStates Bank(10)(12)                     2,200,000         1,296,565
 013        Single User       California          California Federal Bank, FSB                2,400,000         1,694,799
             (Commercial)
 014        Office            Washington, D.C.    Nomura/Cargill/Eastdil Realty(13)          11,000,000        10,566,013
 015        Condo/            North Carolina      First Bank, South Trust Bank(14)            3,702,000         2,787,774
             Multifamily
 016        Single User       California          Mass Mutual, Alpha Petroleum                3,000,000         2,083,399
             (Retail)                              Pension Fund
 017        Single User       West Virginia       Triester Investments(10)(15)                1,900,000         1,070,597
             (Retail)
 018        Single User       California          Emigrant Savings Bank, Walter               4,555,000         2,224,658
             (Retail)                               R. Samuels and Jay Furman(16)
 019(9)     Multifamily       Pennsylvania        Summit Bancorp(10)                          5,725,000         3,758,685
 020        Office            New Jersey          Cargill/Eastdil Realty(13)                  4,600,000         2,981,599
 021        Multifamily       Pennsylvania        Bruin Holdings/Berkeley Federal             4,222,000         2,453,501
                                                   Savings Bank
 022        Multifamily       Pennsylvania        FirsTrust FSB                               4,110,000         2,409,598
 023(9)     Multifamily       Pennsylvania        Jefferson Bank                                600,000           427,474
 024        Multifamily       Pennsylvania        U.S. Dept. of Housing & Urban
                                                    Development                               3,250,000         2,730,183
 025        Hotel/Commercial  Georgia             Bankers Trust Co.                           8,500,000         5,877,058
 026        Office            Pennsylvania        FirsTrust FSB                               5,000,000         3,581,137

                                                                                           Loan          Outstanding
 Loan        Type of                                                                     Acquired           Loan
Number       Property            Location          Seller/Originator                   (Fiscal Year)     Receivable(1)
------       --------            --------          -----------------                   -------------     -------------

 027(9)     Office            Pennsylvania        Lehman Brothers Holdings, Inc.           1997         $ 52,644,228
 028        Condo/            North Carolina      First Bank, SouthTrust Bank(23)          1997            1,678,680
             Multifamily
 029        Commercial/       Pennsylvania        Castine Associates, L.P.(24)             1997            6,962,930
             Retail
 030        Hotel             Nebraska            CNA Insurance                            1997            6,456,907
 031        Multifamily       Connecticut         John Hancock Mutual Life                 1997            6,251,307
                                                   Insurance Company
 032        Multifamily       New Jersey          John Hancock Mutual Life                 1997           12,210,777
                                                   Insurance Company
 033        Single User/      Virginia            Brambilla, Ltd.                          1997            3,970,564
             Retail
 034        Multifamily       Pennsylvania        Resource America, Inc.(26)               1997              400,622
 035        Office            Pennsylvania        Jefferson Bank                           1997            2,321,627
 036        Office            North Carolina      Union Labor Life Insurance Co.           1997            4,475,257
 037        Multifamily       Florida             Howe, Soloman & Hall                     1997            6,876,566
                                                   Financial, Inc.
 038(9)     Office/Retail     Pennsylvania        Resource Asset Investment Trust(26)      1997            8,580,000
                                                                                                       -------------
                                                  Balance as of September 30, 1997                      $233,665,613
                                                                                                        ============

                           RESTUBBED FROM TABLE ABOVE

                                                                                          Appraised Value
 Loan        Type of                                                                        of Property         Cost of
Number       Property            Location          Seller/Originator                       Securing Loan(2)   Investment(3)
------       --------            --------          -----------------                      -----------------   -------------

 027(9)     Office            Pennsylvania        Lehman Brothers Holdings, Inc.           $ 34,000,000      $ 19,240,747
 028        Condo/            North Carolina      First Bank, SouthTrust Bank(23)             1,773,000         1,028,143
             Multifamily
 029        Commercial/       Pennsylvania        Castine Associates, L.P.(24)                4,000,000         2,978,752
             Retail
 030        Hotel             Nebraska            CNA Insurance                               4,000,000         3,740,922
 031        Multifamily       Connecticut         John Hancock Mutual Life                    7,500,000         4,678,000
                                                   Insurance Company
 032        Multifamily       New Jersey          John Hancock Mutual Life                   12,425,000         7,410,218
                                                   Insurance Company
 033        Single User/      Virginia            Brambilla, Ltd.                             2,650,000         1,995,705
             Retail
 034        Multifamily       Pennsylvania        Resource America, Inc.(26)                    450,000           400,000
 035        Office            Pennsylvania        Jefferson Bank                              2,550,000         1,582,088
 036        Office            North Carolina      Union Labor Life Insurance Co.              4,150,000         3,050,200
 037        Multifamily       Florida             Howe, Soloman & Hall                        3,500,000         2,796,393
                                                   Financial, Inc.
 038(9)     Office/Retail     Pennsylvania        Resource Asset Investment Trust(26)        10,600,000         8,580,000
                                                                                          -------------     -------------
                                                  Balance as of September 30, 1997         $176,827,000      $120,385,542
                                                                                           ============      ============

                                Proceeds from                                                 Company's Net       Maturity of Loan/
            Ratio of Cost       Refinancing or                                                  Interest In        Expiration of
 Loan     of Investment to      Sale of Senior             Net           Carried Cost        Outstanding Loan        Forbearance
Number    Appraised Value       Lien Interests        Investment(4)    of Investment(5)        Receivables(6)       Agreement(7)
------    ---------------       --------------        -------------    ----------------        --------------       ------------

 001              87%          $  2,570,000 (8)      $  2,058,323        $ 2,503,108          $ 5,945,935             12/31/02
 002              61%               575,000 (11)          (27,187)           185,295              955,120             10/31/98
 003              98%               627,000               697,780            725,350            2,058,198             01/01/03

 004              72%               871,000 (11)           (8,644)           238,958              585,638             10/31/98
 005              73%               940,000 (11)          302,218            785,814            5,433,329             02/07/01
 006              85%               840,000             1,548,018          1,670,669            4,881,874             07/31/98
 007              54%             2,099,000              (744,618)           555,149            2,295,519             12/31/14

 008              50%               934,300               679,874          1,058,457            4,287,524             07/31/98
 009              50%               654,600               708,284            579,159              750,691             11/01/99
 010              57%               575,000 (11)         (118,644)           133,073              979,540             09/02/99
 011              59%               660,000 (11)          520,030            670,564              725,289             09/30/99
 012              59%             1,079,000               217,565            747,650            1,778,063             12/02/99
 013              71%             1,975,000 (11)         (280,201)           328,767              985,207             05/01/01

 014              96%             6,487,000             4,079,013          5,297,790            8,041,969             11/30/98
 015              75%             2,558,000 (8)           229,774          3,572,780            1,211,780             08/25/00

 016              69%             2,375,000 (11)         (291,601)           469,130            4,524,661             12/31/00

 017              56%               693,000 (8)           377,597            965,512            1,116,845             12/31/18

 018              49%             1,969,000 (11)          255,658            886,261              964,154             12/01/00

 019              66%             3,020,000               738,685            956,429            1,539,656             12/29/00
 020              65%             2,562,000               419,599          1,856,859            4,623,458             02/07/01
 021              60%             2,010,000 (11)          443,501          1,496,972            7,733,475             07/01/16 (17)

 022              59%             2,636,000 (18)(19)     (226,402)           862,459            1,795,337             10/31/98
 023              71%               450,000 (21)          (22,526)           128,641              263,041             03/28/01
 024              84%             2,318,750               411,433            804,390              927,673             11/01/22

 025              69%                -                  5,877,058          6,102,725            6,029,552             12/31/15
 026              72%             2,240,000 (22)        1,341,137          2,312,620            5,738,258             09/30/03

                                    Proceeds from                                              Company's Net      Maturity of Loan/
                Ratio of Cost       Refinancing or                                              Interest In        Expiration of
 Loan         of Investment to      Sale of Senior           Net           Carried Cost      Outstanding Loan        Forbearance
Number        Appraised Value       Lien Interests      Investment(4)    of Investment(5)      Receivables(6)       Agreement(7)
------        ---------------       --------------      -------------    ----------------      --------------       ------------

 027                  57%            $7,920,000 (18)    $11,320,747        $16,615,724        $44,644,228             01/01/02
 028                  58%                 -               1,028,143          1,678,680          1,678,680             03/31/02
 029                  75%               750,000 (25)      2,228,752          2,464,174          6,212,930             07/01/02

 030                  94%                 -               3,740,922          3,816,425          6,456,907             09/30/02
 031                  62%                 -               4,678,000          4,704,270          6,251,307             09/01/05

 032                  60%                 -               7,410,218          7,451,074         12,210,777             09/01/05

 033                  80%                 -               1,995,705            628,671          2,595,241             02/01/21

 034                  89%                 -                 400,000            400,000            400,622             10/01/02

 035                  63%               750,000 (25)        832,088          1,081,234          1,571,627             09/25/02
 036                  76%                 -               3,050,200          3,074,544          4,475,257             12/31/11
 037                  80%                 -               2,796,393          2,826,741          6,876,566             07/01/00
 038                  81%                 -               8,580,000          8,580,000          8,580,000             03/31/02
                                    -----------        ------------       ------------      -------------
Balance as of September 30, 1997    $53,138,650         $67,246,892        $89,216,118       $178,125,928
                                    ===========         ===========        ===========       ============

(1) Consists of the stated, or face value of the obligation plus accrued interest and penalties and the outstanding balance of the senior lien interest at September 30, 1997.

(2) The Company's policy is to obtain an appraisal of a property underlying a loan at least once every three years. Accordingly, appraisal dates range from 1994 to 1997.

(3) Consists of the original cost of the investment to the Company (including acquisition costs and the amount of any senior lien interest to which the property remained subject) plus subsequent advances, but excludes the proceeds to the Company from the sale of senior lien interests or borrower refinancings.

(4) Represents the unrecovered costs of the Company's investment, calculated as the cash investment made in acquiring the loan plus subsequent advances less cash received from sale of a senior lien interest in or borrower refinancing of the loan. Negative amounts represent the receipt by the Company of proceeds from the sale of senior lien interests or borrower refinancings in excess of the Company's investment.

(5) Represents the cost of the investment carried on the books of the Company after accretion of discount and allocation of gains from the sale of a senior lien interest in or borrower refinancing of the loan, but excludes an allowance for possible losses of $400,000. For a discussion of accretion on discount and allocation of gains, see "- Commercial Mortgage Loan Acquisition and Resolution: Accounting for Discounted Loans."

(6) Consists of the amount set forth in the column "Outstanding Loan Receivable" less the outstanding balance of senior lien interests at September 30, 1997.

(7)    With respect to loans 6, 7, 8, 14, 25, 27, 30, 31, 32, 34, 35 and 38, the date given is for the maturity of the subordinate note for the residual loan balance received by the Company in connection with the refinancing. For the remaining loans, the date given is the expiration date of the related Forbearance Agreement.

(8) Represents the amount of the senior lien interest in place on date of acquisition.

(9) It is anticipated that these loans will be sold to the REIT. See "- Sponsorship of Real Estate Investment Trust."

(10)   Successor by merger to the Seller.

(11) Senior lien interest sold subject to the right of the holder (Citation Insurance Company, a subsidiary of Physicians Insurance Company of Ohio), upon default, to require the Company to substitute a performing loan.

(12)   Seller was a wholly-owned subsidiary of this institution.

(13)   Seller was a partnership of these entities.

(14) Original lending institutions. In March 1997, as a result of agreements among the borrower, the Company and a third party, Concord Investment, L.P. ("Concord"), the borrower's partnership interests were transferred to the Company which resold them to Concord for a mortgage note (which wrapped around certain senior indebtedness), and cash.

(15) The loan acquired consists of a series of notes becoming due yearly through December 31, 2018. The notes are being paid in accordance with their terms and, accordingly, a Forbearance Agreement was not required.

(16) Amounts advanced by the Company were used in part to repay the loan of Emigrant Savings Bank; the balance was applied to purchase a note held by Messrs. Samuels and Furman.

(17) The loan acquired consists of 31 separate mortgage loans on 49 individual condominium units in a single building. Nine of such loans are due July 1, 2016, eighteen are due January 1, 2015, one is due October 1, 2007, one is due March 1, 2001 and two are due October 9, 2001.

(18) Two senior lien interests were sold to Commerce Bank, N.A. ("Commerce"). The Company has the obligation to repurchase these senior lien interests, at Commerce's option, on or after June 27, 2002 (loan 22) and September 29, 2002 (loan 27), if the senior lien interest is not repaid in accordance with its terms by the borrower.

(19) Junior lien interest sold to Crafts House Apartments Partners, L.P., a limited partnership in which officers and directors of the Company beneficially own a 21.3% interest.

(20)   Includes a note for $14,948 which is payable to the Company on demand.

(21) Senior lien interest sold to Crusader Bank. If not repaid at its maturity date, the Company is required to repurchase the interest at a price equal to its unpaid principal balance plus accrued interest.

(22) Senior lien interest sold to CRC-Axewood Partners, L.P., a limited partnership in which officers and directors of the Company beneficially own an 18.3% interest.

(23) Original lending institutions. In connection with the transactions referred to in Note (14), Concord acquired other condominium units in the same building. These units secured a loan in the original principal amount of $910,000 held by the Company. As part of that acquisition, the Company made an additional mortgage loan to Concord of $797,675.

(24) From 1993 to October 1997 an officer of the Company served as the General Partner.

(25)   Senior lien interest sold to Peoples Thrift Savings Bank.

(26)   Consists of four related loans to one borrower secured by two properties.

       The following table sets forth the average monthly cash flow from the properties underlying loans 1 through 29, the average monthly debt service payable to senior lienholders and refinance lenders and the average monthly payment with respect to the Company's retained interest, based on three months ended September 30, 1997:

                                    Average            Average Monthly Debt              Average Monthly
                                 Monthly Cash               Service on                     Payment to
          Loan                    Flow from               Refinancing or                  the Company's
         Number                  Property (1)(2)       Senior Lien Interests(3)              Interest (2)
         -------                 ---------------       ------------------------          ----------------

             001                   $   37,581                    $ 26,425                    $ 11,156
             002                        7,646                       4,875                       2,771
             003                        6,629                       6,058                         571
             004                       10,718                       7,280                       3,438
             005                       12,262                       6,825                       5,437
             006                       24,964                       8,021                      16,943
             007                       21,300                      20,400                         900
             008                       27,839                      10,670                      17,169
             009                       21,646                       7,359                      14,287
             010                        8,467                       4,875                       3,592
             011                       11,843                       5,566                       6,277
             012                       19,517                      10,317                       9,200
             013                       27,821                      15,833                      11,988
             014                      156,369                      58,551                      97,818
        015 & 028 (4)                  33,834                      26,113                       7,721
             016                       23,917                      19,500                       4,417
             017                       10,690                       9,190                       1,500
             018                       24,827  (5)                 15,998                       8,829
             019                       58,364                      25,300                      33,064
             020                       41,732                      19,527                      22,205
             021                       19,204                      16,331                       2,873
             022                       30,731                      24,365                       6,366
             023                        6,065                       3,932                       2,133
             024                       28,066                      17,474                      10,592
             025                       45,967                        -                         45,967
             026                       26,537                      10,800                      15,737
             027                      224,958                     102,713                     122,245
             029                       20,997                       6,250  (6)                 14,747
                                   ----------                    --------                    --------
                                   $  990,491  (7)               $490,548  (7)               $499,943  (7)
                                   ==========                    ========                    ========

(1) "Cash Flow" as used in this table is that amount equal to the operating revenues from property operations less operating expenses, including real estate and other taxes pertaining to the property and its operations, and before depreciation, amortization and capital expenditures.

(2) Except as set forth in Note (4), monthly cash flow from each of the properties has been calculated as the average monthly amount during the three-month period ended September 30, 1997.

(3) Monthly debt service consists of required payments of principal, interest and other regularly recurring charges payable to the holder of the refinancing loan or senior lien interest.

(4) Loans 15 and 28 are secured by different condominium units in the same property and are, accordingly combined for cash flow purposes.

(5) Includes one twelfth of an annual payment of $110,000 received in December of each year.

(6) Prior to September 29, 1997, this note was subordinate to a senior lien interest of approximately $952,000 with monthly debt service of $8,990. On September 29, 1997, the senior lien interest was repaid through sale of a senior lien interest to another institution.

(7) Excludes amounts attributable to loans 30 through 38, which are referred to in the table below. For certain information regarding the combined results for all loans (including estimated results) see Note (4) to the table below.

         The loans in the following table have been recently acquired by the Company and, accordingly, the table sets forth monthly cash flow, debt service and payment to the Company's interest based upon the Company's experience with such loans for periods after September 30, 1997, as noted. Except as set forth in Note (3) below, "cash flow" and "monthly debt service" are as defined in notes (1) and (3) to the previous table.

                                         Monthly Debt               Monthly
                  Monthly Cash            Service on               Payment to
   Loan            Flow from            Refinancing or           the Company's
  Number            Property         Senior Lien Interests           Interest
  ------            --------         ---------------------           --------

   030            $ 60,194 (1)            $   -                    $ 60,194
   031              41,445 (1)                -                      41,445
   032              76,056 (1)                -                      76,056
   033              21,940 (2)                -                      21,940
   034               5,577 (1)                -                       5,577
   035              25,131 (1)               6,250                   18,881
   036              31,598 (1)                -                      31,598
   037              25,000 (1)                -                      25,000
   038              77,400 (3)                -                      77,400 (3)
                  --------                  ------                 --------
                  $364,341 (4)              $6,250 (4)             $358,091 (4)
                  ========                  ======                 ========

(1)    Based upon cash flow for the three months ended November 30, 1997.

(2)    Based upon cash flow for the two months ended November 30, 1997.

(3) Loan was originated by, and it is anticipated will be sold to, the REIT and is a non- discounted loan. Accordingly "cash flow" consists of required payments of principal and interest on the loan.

(4) Combined with the prior table, total monthly cash flow would be $1,354,832 total monthly debt service on refinancings or senior lien interests would be $496,798 and total monthly payment to the Company's interest would be $858,034.

         All of the Company's portfolio loans are currently performing in accordance with their respective repayment terms under Forbearance Agreements or retained interest notes.

Commercial Mortgage Loan Acquisition and Resolution: Accounting for Discounted Loans

         The difference between the Company's cost basis in a loan and the sum of projected cash flows from, and the appraised value of, the underlying property (up to the amount of the loan) is accreted into interest income over the estimated life of the loan using a method which approximates the level yield method. The projected cash flows from the property are reviewed on a quarterly basis and changes to the projected amounts reduce or increase the amounts accreted into interest income over the remaining life of the loan on a method approximating the level yield method.

         The Company records the investments in its loan portfolio at cost, which is significantly discounted from the face value of, and accrued interest and penalties on, the notes. This discount (as adjusted to give effect to refinancings and sales of senior lien interests) totaled $86.3 million, $40.0 million and $16.1 million at September 30, 1997, 1996 and 1995, respectively. The cost basis in the various loans is periodically reviewed to determine that it is not greater than the sum of the projected cash flows and the appraised value of the underlying properties. If the cost basis were found to be greater, the Company would provide, through a charge to operations, an appropriate allowance. For the year ended September 30, 1997, the Company recorded a provision for possible losses of $400,000 to reflect the increase in size of its commercial loan portfolio. For the years ended September 30, 1996 and 1995, no such provision was required.


         Gains on the sale of a senior lien interest in a loan (or gains, if any, from the refinancing of a loan) are allocated between the portion of the loan sold or refinanced and the portion retained based upon the fair value of those respective portions on the date of such sale or refinancing. Any gain recognized on a sale of a senior lien interest or a refinancing is brought into income on the date of such sale or refinancing.

Commercial Mortgage Loan Acquisition and Resolution:  Competition

         Although the commercial mortgage loan acquisition and resolution business is intensely competitive in virtually all of its aspects, the Company's focus on the acquisition of relatively small troubled commercial mortgage loans subject to complex and/or contentious situations is a niche in which the Company believes there are relatively few, specialized investors. In the overall market for the acquisition of real estate obligations, however, there are a substantial number of competitors (including investment partnerships, financial institutions, investment companies, public and private mortgage funds and other entities), many of which possess far greater financial resources than the Company. The Company's ability to add to its loan portfolio will depend on its success in obtaining funding for the acquisition of additional mortgages. In raising such funds in the financial capital markets, the Company will have to compete for capital based largely on the Company's overall financial performance and, more specifically, the performance of the Company's loan portfolio.

Residential Mortgage Loans

         The Company's residential mortgage loan business focuses upon loans to individuals secured by one- to four-family residences. Depending upon the credit qualification of a borrower, the Company may originate loans for its portfolio with a loan-to-value ratio of up to 60% (for the least qualified borrowers) to 90% (for the most qualified borrowers). In addition, the Company originates "125 Loans" (that is, loans with a cumulative loan-to-value ratio of up to 125%) provided that such loans are approved for acquisition by third-party purchasers prior to funding. On November 5, 1997, the Company acquired Tri-Star, an originator of non-conforming residential mortgage loans, which operates in six states (Delaware, Maryland, New Jersey, Pennsylvania, Ohio and Virginia). Tri-Star originated $46 million in mortgage loans in calendar year 1996 and, for the first ten months of 1997, originated $51 million of residential mortgage loans. FMF and Tri-Star, through which the Company conducts its residential mortgage lending operations, are currently separate subsidiaries of the Company which the Company anticipates merging upon completion of regulatory requirements relating to transfer of residential mortgage lending licenses.

         The Company originates residential mortgage loans directly with consumers rather than acquiring such loans in bulk from other originators. The Company primarily originates its loans through retail/consumer direct channels (principally direct mail) under the trade name USDirect Mortgage. Potential customers are identified using statistical models predicting consumer need and capacity for a mortgage loan. The Company also anticipates entering into "private label" arrangements with financial institutions and other entities to originate loans by providing loan underwriting, processing and other services to these institutions for their non-conforming borrowers. The Company reduces the time and costs related to underwriting, processing and funding residential mortgage loans, and attempts to increase the consistency of its loan underwriting, through an automated underwriting and processing system which incorporates a proprietary credit evaluation system developed from industry data and parameters established by FMF's management. Although to date the Company has funded substantially all of its loans through internally available resources, the Company (through FMF) has arranged two warehouse lines of credit, with an aggregate credit amount of $20 million, to fund its lending operations. See "- Sources of Funds."

         The Company anticipates that, in the first quarter of fiscal 1998, it will commence sales or securitizations of residential mortgage loans held in its portfolio. The Company (through FMF) is approved as a loan seller to six investors (Unicor Mortgage, Inc., Industry Mortgage Company, Key Home Equity, Delta Funding Corporation, Cityscape Corporation and The Money Store). The Company anticipates that, initially, all loan sales will be on a service-released basis. However, as FMF and Tri-Star develop their operations and increase staffing, they may sell loans on a service-retained basis and may retain certain loans for their portfolios.

Sponsorship of Real Estate Investment Trust

         The Company is the sponsor of the REIT which has filed a registration statement with the Securities and Exchange Commission for the public offer and sale of its common shares of beneficial interest. The REIT's primary business will be to acquire or originate mortgage loans in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. Although the REIT may acquire mortgage loans at a discount, it seeks to acquire such loans where the workout process has been initiated and where, unlike the mortgage loans acquired by the Company, there is no need for the REIT's active intervention. It is anticipated that the REIT will commence operations in December, 1997.

         As sponsor of the REIT, the Company will acquire 9.8% of the REIT's common shares of beneficial interest upon completion of the REIT offering, at an anticipated cost of approximately $11.4 million, and have the right to purchase up to 15% of the REIT's common shares. So long as the Company owns 5% or more of the REIT's common shares, the Company will have the right to nominate one person to the REIT's board of trustees. The Company will sell 10 of its mortgage loans and a senior lien interest in an eleventh loan (representing a net investment by the Company at September 30, 1997 of $22.2 million) to the REIT, as part of the REIT's initial investments, for $27.7 million. The Company may sell further loans to the REIT, to a maximum of 30% of the REIT's investments (on a cost basis), excluding the initial investments. Betsy Z. Cohen, spouse of the Company's Chairman and Chief Executive Officer, is the Chairman and Chief Executive Officer of the REIT. Jonathan Z. Cohen, the son of Mrs. Cohen and Edward E. Cohen, Chairman and Chief Executive Officer of the Company, is the Company's nominee to the REIT's board of trustees. To mitigate potential conflicts of interest, the Company has agreed to certain restrictions for a period of two years following completion of the REIT's offering of common shares, including agreements not to sponsor another mortgage REIT and to provide certain rights of first refusal on originated mortgage loans (but not mortgage loans acquired from third parties) and on mortgage loans that the Company seeks to sell.

Equipment Leasing

General

         The Company conducts its leasing operations through three corporate divisions: Fidelity Leasing, Inc. ("FLI"), which conducts the Company's small ticket leasing operations; F.L. Partnership Management, Inc. ("FLPM"), which manages six public leasing partnerships; and FL Financial Services, Inc. ("FLFS"), which provides lease finance placement and advisory services. The Company's primary focus in its equipment leasing operations is on the development of FLI, which commenced small ticket leasing operations in June 1996. FLPM's operations will be reduced over the next several years as partnership assets are sold and cash is distributed back to the investors. FLPM does not anticipate forming new limited partnerships in the future. FLFS will continue to operate its lease finance placement and advisory business which, while profitable, is not expected to constitute a material source of revenues for the Company.

Strategy

         Focus on Small Ticket Leasing. The Company focuses on leasing equipment costing between $5,000 and $100,000. By so doing, the Company takes advantage not only of the background and expertise of its leasing management team, but also of the servicing platform the Company has acquired and developed, which has the capacity to monitor the large amounts of equipment and related assets involved in a small-ticket leasing operation. In addition, small ticket items represent a substantial portion of the equipment sought by small business, a segment of the end-user market the Company believes is under-served by equipment lessors, banks and other financial institutions, thereby affording the Company a niche market with significant growth potential (see "Strategy - Focus on Leasing to Small Businesses," below). Moreover, the small size of a typical transaction relative to the Company's total lease portfolio reduces the Company's credit risk exposure from any particular transaction.

         Focus on Vendor Programs. The significant majority of equipment leased to end-user customers by the Company will be purchased from manufacturers or regional distributors with whom the Company is establishing vendor programs. In so doing, the Company utilizes the manufacturer's or distributor's sales organization to gain access to the manufacturer's end-user base without incurring the costs of establishing independent customer relationships. The Company is actively pursuing the establishment of multiple vendor programs in an effort to reduce its reliance on any one vendor and, thus, to reduce the risk of tying the success of the Company's leasing operations to the continuation of a relationship with one (or a small group) of vendors. The Company has currently established programs with ten manufacturers or distributors. Two of such manufacturers (Minolta Corporation and Lucent Technologies, Inc.) accounted for 23% and 6.6%, respectively, of the equipment (by cost) leased by the Company during fiscal 1997.

         Focus on Leasing to Small Businesses. The Company focuses its marketing programs and resources on lease programs for small business end-users (generally those with 500 or fewer employees). The Company has acquired and developed credit evaluation and scoring systems (based upon credit evaluation services provided by Dunn & Bradstreet) which it believes significantly reduce the credit risk in dealing with small business end-users (see "- Small Ticket Leasing"). The Company also believes that small business end-users, while sensitive to the size of a monthly lease payment, are less sensitive than large end-users to the interest rate structure of a lease, allowing the Company to increase its yield by lengthening lease terms to lower monthly rent. The Company currently offers lease terms from one to five years to meet the needs of its end-users and will consider other lease terms in appropriate circumstances.

         Focus on Full-Payout Leases. The Company seeks to reduce the financial risk associated with the lease transactions it originates through the use of full-payout leases. The principal benefit from this lease format is the repayment to the Company during the lease term of its invested capital plus an amount sufficient to cover its transaction costs and, typically, a minimum return on its invested capital. To the extent possible, the Company seeks to substantially increase this return through amounts received upon remarketing the equipment or through continued leasing of the equipment after expiration of the initial lease term.

         Focus on Providing Service. The Company provides service and support to its small business customers and vendors by seeking to minimize the time required to respond to customer applications for lease financing and by providing sales training programs to its vendors and their sales staff (which it customizes to their particular needs) regarding the use of lease financing for marketing purposes to increase a vendor's equipment sales and market share. The Company has acquired and developed proprietary management systems to assist it in providing lease quotes and application decisions to its customers, generally within 4 hours after receipt of a request.

Small Ticket Leasing

         The Company offers full-payout leases with options, exercisable by the lessee at the end of the lease term, either to purchase the equipment at fair market value, to purchase the equipment for a fixed price negotiated at the time the lease is signed, or to continue as a lessee on a month-to-month basis. A "full-payout lease" is a lease under which the non-cancelable rental payments due during the initial lease term are at least sufficient to recover the purchase price of the equipment under the lease, related acquisition fees and, typically, a minimum return on the Company's invested capital. The Company's leases have a provision which requires the lessee to make all lease payments under all circumstances. The leases are also net leases, requiring the lessee to pay (in addition to rent) any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The Company offers lease terms from one to five years and will consider other lease terms in appropriate circumstances.

         The equipment that the Company presently purchases for lease includes document processing and storage equipment, telecommunications systems, computer equipment, small manufacturing machines and office furniture. The table below sets forth the distribution of equipment purchased by the Company, by product type and percentage of dollar volume of equipment purchased, during fiscal years 1997 and 1996.

                        Equipment Volume by Product Type
                   (% by dollar volume of equipment purchased)

                                                 Fiscal Year Ended September 30,
                                                         1997           1996
                                                         ----           ----

         Document processing and storage.........          49%           73%
         Telecommunications......................          37%           21%
         Computer systems........................           8%            6%
         Other...................................           6%           -
                                                          ----         ---
           Total.................................         100%          100%
                                                          ====          ====

         The Company has developed a credit evaluation system, known as the "Small Business Credit Scoring System," which is intended to respond to the inability of small businesses to supply standardized financial information for credit analysis (for example, audited financial statements). The system operates by assigning point amounts, or "scores," to various factors (such as business longevity, type of business, payment history, bank account balances and credit ratings) deemed relevant by the Company in determining whether an end-user is a creditworthy lessee. The scoring system declines approval of end-users with low scores, approves end-users with high scores and refers mid-range scores to credit analysts for further consideration and decision. Information is obtained from the end-user, from reports by standard credit reporting firms and from reports provided by consumer credit bureaus. The credit scoring system is also based upon industry data and the past experience of the Company and will be reviewed and modified as required in response to actual portfolio performance. Financial statements may be required for larger transactions (in the $30,000 to $100,000 range) as a complement to the scoring system.

         The Company oversees its leasing program through lease administration and management systems which control invoicing, collection, sales and property taxes and financial and other reporting to management (including reports regarding regular payments, payment shortages, advance payments, security deposits, insurance payments and late or finance charges). The Company has supplemented the system with an internal audit department (which evaluates the safeguarding of assets, reliability of financial information and compliance with the Company's credit policies) and a collection department.

         The Company is marketing its leasing services primarily through the establishment of vendor programs. See "- Strategy: Focus on Vendor Programs." The Company has currently entered into vendor program relationships with nine vendors: Minolta Corporation (copiers), Celsis Incorporated (microbial testing systems), American Marbacom Communications (Teleco) (telephone systems), CSi (test equipment), Telrad Communications (telephone systems), CT

Solutions (computer telephony), ATI Communications (telephone systems), the National Association of College Stores (affinity program) and Millipore Corp. (test equipment). In addition, Lucent Technologies (telecommunications equipment) has designated the Company as an authorized lessor for its dealer distribution channel. Under a typical vendor program, the Company will work with the vendor and the lessee to structure the lease, finance the lease, purchase the related equipment and administer the lease, including providing all billing and collection services (except for private-label leasing, referred to below). At the end of the initial lease term, the Company and the vendor will typically coordinate the re-marketing of the equipment. The Company seeks to establish vendor relationships by (i) obtaining manufacturers' endorsements of the Company's finance programs, (ii) offering inventory financing credit lines to a manufacturer's vendors, (iii) developing customized sales training programs to offer to vendors and (iv) assisting the manufacturers and their vendors in establishing a sales package including the lease financing provided by the Company. The Company also competes by establishing private-label leasing programs with its vendors. Private-label leasing involves the lease by a vendor of its own equipment on a lease form bearing the vendor's name as lessor (but otherwise identical to the Company's lease form), the sale of the lease and equipment to the Company, and the provision of basic administrative services by the vendor (such as billing and collecting rent). The Company will provide assistance, particularized rental payment structures and other customized lease terms, remarketing, customized invoicing and management information reports. The Company also seeks to develop programs marketing directly to end-user groups, primarily through small business affinity groups or associations, participations in trade shows and conventions, and media advertising.

         Although there can be no assurance, it is anticipated that a significant portion of the Company's revenues from leasing operations will be derived from residuals. The Company anticipates that residuals will principally involve the original end-users; however, equipment not sold or re-leased to end-users will be disposed of in the secondary market. While residual realization is generally higher with original end-users than in the secondary market, the secondary market (essentially, networks of distributors and dealers in various equipment categories) is well developed in the product categories the Company currently pursues and transactions in these product categories have historically resulted in residual recoveries, on average, equal to the book value of the equipment. Equipment reacquired by the Company prior to lease termination (through lease default or otherwise) will be sold in the secondary market.

Partnership Management

         The Company acts as the general partner and manager of six public limited partnerships formed between 1985 and 1990 with total assets at September 30, 1997 of $36.1 million, including $19.5 million (book value) of equipment with an original cost of $55.2 million. The partnerships primarily lease computers and related peripheral equipment to investment grade, middle market, capital intensive companies. The principal stated objective of each of the limited partnerships is to generate leasing revenues for distribution to the investors in the partnerships.

         For its services as general partner, the Company receives management fees, an interest in partnership cash distributions and a reimbursement of specified expenses related to administration of the partnerships (including costs of non-executive personnel, legal, accounting and third-party contractor fees and costs, and costs of equipment used in a partnership's behalf). Management fees range from 3% to 6% of gross rents except that, if leases are full payout leases, management fees range from 1% to 3% of gross rents. In four of the partnerships, management fees are subordinated to the receipt by limited partners of a cumulative annual cash distribution of 11% (two partnerships) or 12% (two partnerships) of the limited partners' aggregate investment. The Company's interest, as general partner, in cash distributions from the partnerships is 5% (one partnership), 3.5% (one partnership) and 1% (four partnerships).

Lease Finance Placement and Advisory Business

         The Company also operates a lease finance placement and advisory business which focuses on two related types of leasing transactions: the origination of leases by others and the identification of third-party lease funding sources. Lease transactions generated by the division are typically full payout leases. The Company generally receives between 1% and 4% of the equipment cost at the time the transaction is closed for its services in arranging a transaction. In some of the transactions it generates, the Company also enters into a remarketing agreement that entitles it to fees upon residual sale. Lease finance placement and advisory services generated revenues of $657,000 and $650,000 during fiscal years 1997 and 1996, respectively.

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

Energy Operations

General

         The Company produces natural gas and, to a lesser extent, oil from locations principally in Ohio, Pennsylvania and New York. At September 30, 1997, the Company had (either directly or through partnerships and joint ventures managed by it) interests in 1,129 wells, including overriding interests (of which the Company operates 799 wells), 530 miles of natural gas pipelines and 81,000 acres of mineral rights, including the Company's acquisition in June 1997 from a third party of wells, pipelines and acreage. Natural gas produced from wells operated by the Company is collected in gas gathering pipeline systems owned by partnerships managed by the Company (and in which the Company also has an interest) and by systems directly owned by the Company, and is sold to a number of customers, such as gas brokers and local utilities, under a variety of contractual arrangements. Oil produced from wells operated by the Company is sold at the well site to regional oil refining companies at the prevailing spot price for Appalachian crude oil.

Well Operations

         The following table sets forth information as of September 30, 1997 regarding productive oil and gas wells in which the Company has a working interest:

                                                      Number of Productive Wells
                                                      --------------------------
                                                       Gross(1)         Net(1)
                                                      ----------       --------
                  Oil Wells.........................      157              60
                  Gas Wells.........................      810             526
                                                          ---             ---
                     Total..........................      967             586
                                                          ===             ===


----------
(1) Includes the Company's equity interest in wells owned by 64 partnerships and joint ventures. Does not include royalty or overriding interests with respect to 162 wells held by the Company.

         The following table sets forth net quantities of oil and natural gas produced, average sales prices, and average production (lifting) costs per equivalent unit of production, for the periods indicated, including the Company's equity interests in the production of 64 partnerships and joint ventures, for the periods indicated.


                                                                                                 Average
                                                                                                 Lifting
                                       Production                  Average Sales Price           Cost per
                               -------------------------         ------------------------       Equivalent
         Fiscal Year           Oil(bbls)        Gas(mcf)         per bbl          per mcf          mcf(1)
         -----------           ---------        --------         -------          -------          ------
            1997                  35,811         1,227,887        $19.68            $2.59          $1.13
            1996                  33,862         1,165,477        $18.53            $2.34          $1.04
            1995                  36,420         1,198,245        $16.74            $2.31          $1.06

----------
(1) Oil production is converted to mcf equivalents at the rate of six mcf per barrel.

         Neither the Company nor the partnerships and joint ventures it manages are obligated to provide any fixed quantities of oil or gas in the future under existing contracts.

Exploration and Development

         The following table sets forth information with respect to the number of wells completed in Ohio and New York (the only areas in which Company drilling activities occurred) at any time during fiscal years 1997, 1996 and 1995, regardless of when drilling was initiated.

                                   Exploratory Wells                             Development Wells
                                   -----------------                             -----------------
                              Productive               Dry                  Productive                Dry
            Fiscal         ----------------       ---------------         --------------         -------------
             Year          Gross       Net        Gross       Net         Gross      Net         Gross     Net
             ----          -----       ---        -----       ---         -----      ---         -----     ---

             1997           1.0         .50            -         -             -         -           -        -
             1996           3.0         .52          1.0       .29           2.0      1.50           -        -
             1995           3.0         .36          2.0       .36           1.0       .87          2.0     1.75

         All drilling has been on acreage held by the Company. The Company does not own its own drilling equipment; rather, it acts as a general contractor for well operations and subcontracts drilling and certain other work to third parties.

Oil and Gas Reserve Information

         An evaluation of the Company's estimated proved developed oil and gas reserves as of September 30, 1997, was verified by E.E. Templeton & Associates, Inc., an independent petroleum engineering firm. Such study showed, subject to the qualifications and reservations therein set forth, reserves of 15.2 million mcf of gas and 358,000 barrels of oil at September 30, 1997. See Note 13 to the Consolidated Financial Statements.

         The following table sets forth information with respect to the Company's developed and undeveloped oil and gas acreage as of September 30, 1997. The information in this table includes the Company's equity interest in acreage owned by 64 partnerships and joint ventures.

                                                        Developed Acreage            Undeveloped Acreage
                                                      ---------------------        ------------------------
                                                      Gross             Net        Gross                Net
                                                      -----             ---        -----                ---

         Arkansas...........................           2,560              403            -                 -
         Kansas.............................             160               20            -                 -
         Louisiana..........................           1,819              206            -                 -
         Mississippi........................              40                3            -                 -
         New York...........................          12,772           10,649        14,498             13,457
         Ohio...............................          61,224           36,652        18,489             17,450
         Oklahoma...........................           4,243              635            -                 -
         Pennsylvania.......................           2,271            1,679            -                 -
         Texas..............................           4,520              209            -                 -
                                                      ------           ------        ------             ----
                                                      89,609           50,456        32,987             30,907
                                                      ======           ======        ======             ======

         The terms of the oil and gas leases held by the Company's managed partnerships and by the Company for its own account vary, depending upon the location of the leased premises and the minimum remaining terms of undeveloped leases, from less than one year to five years. Rentals of approximately $27,600 were paid in fiscal 1997 to maintain leases on such acreage in force.

         The Company believes that the partnership, joint venture and Company properties have satisfactory title. The developed oil and gas properties are subject to customary royalty interests generally contracted for in connection with the acquisition of the properties, burdens incident to operating agreements, current taxes and easements and restrictions (collectively, "Burdens"). Presently, the partnerships, joint ventures and the Company are current with respect to all such Burdens.

         At September 30, 1997, the Company had no individual interests in any oil and gas property that accounted for more than 10% of the Company's proved developed oil and gas reserves, including the Company's interest in reserves owned by 64 partnerships and joint ventures.

Pipeline Operation

         The Company operates, on behalf of three limited partnerships of which it is both a general and limited partner (in which it owns 13%, 46% and 22% interests), and for its own account, various gas gathering pipeline systems totaling approximately 530 miles in length. Such pipeline systems are located in Ohio, New York and Pennsylvania.

Well Services

         The Company provides a variety of well services to wells of which it is the operator and to wells operated by independent third party operators. These services include well operations, petroleum engineering, well maintenance and well workover and are provided at rates in conformity with general industry standards.

Sources and Availability of Raw Materials

         The Company contracts for drilling rigs and purchases tubular goods necessary for the drilling and completion of wells from a substantial number of drillers and suppliers, none of which supplies a significant portion of the Company's annual needs. During fiscal 1997 and 1996, the Company faced no shortage of such goods and services. The duration of the current supply and demand situation cannot be predicted with any degree of certainty due to numerous factors affecting the oil and gas industry, including selling prices, demand for oil and gas, and governmental regulations.

Major Customers

         The Company's natural gas is sold under contract to various purchasers. For the years ended September 30, 1997 and 1996, gas sales to two purchasers accounted for 29% and 12%, and 29% and 13%, respectively, of the Company's total production revenues. Gas sales to one purchaser individually accounted for approximately 15% of total revenues from energy production for fiscal 1995.

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

Governmental Regulation

         The exploration, production and sale of oil and natural gas are subject to numerous state and federal laws and regulations. Compliance with the laws and regulations affecting the oil and gas industry generally increases the Company's costs of doing business in, and the profitability of its energy operations. Inasmuch as such regulations are frequently changing, the Company is unable to predict the future cost or impact of complying with such regulations. The Company is not aware of any pending or threatened matter involving a claim that it has violated environmental regulations which would have a material effect on its operations or financial position.

Sources of Funds

         Historically, the Company has relied upon internally generated funds to finance its growth. Since fiscal 1992, internally generated funds have been augmented by sales of senior lien interests and refinancings by borrowers of the Company's portfolio loans (see "- Commercial Mortgage Loan Acquisition and
Resolution: Sale of Senior Lien Interests and Refinancings"), by the issuance, in May 1994, of an $8 million principal amount 9.5% Senior Note (which has since been repaid) and, for the acquisition of one loan, purchase money financing of $13.4 million (which has since been repaid). During fiscal 1997, the Company entered into an initial $20 million credit facility for its equipment leasing operations and completed two capital markets transactions: a public offering of its common stock resulting in $19.5 million in net proceeds to the Company and a private placement of $115 million of its 12% Senior Notes due 2004 ("Senior Notes") to a small group of institutional investors, resulting in $110.6 million of net proceeds to the Company. In addition, in fiscal 1997 the Company sold equipment leases with an the aggregate book value of $30.2 million for $33.9 million (including notes in aggregate face amount of $13.3 million).

         Senior Notes. The Senior Notes are unsecured general obligations of the Company, payable interest only until maturity on August 1, 2004. The Senior Notes are not subject to mandatory redemption except upon a Change in Control of the Company, as defined in the indenture (the "Indenture") pursuant to which the Senior Notes were issued, when the Noteholders have the right to require the Company to redeem the Senior Notes at 101% of principal amount plus accrued interest. No sinking fund has been established for the Senior Notes. At the Company's option, the Senior Notes may be redeemed in whole or in part on or after August 1, 2002 at a price of 106% of principal amount (through July 31, 2003) and 103% of principal amount (through July 31, 2004), plus accrued interest to the date of redemption. The Indenture contains covenants that, among other things, (i) require the Company to maintain certain levels of net worth (generally, an amount equal to $50 million plus a cumulative 25% of the Company's consolidated net income) and liquid assets (generally, an amount equal to 100% of required interest payments for the next succeeding interest payment date); and (ii) limit the ability of the Company and its subsidiaries to (a) incur indebtedness (not including secured indebtedness used to acquire or refinance the acquisition of loans, equipment leases or other assets), (b) pay dividends or make other distributions in excess of 25% of aggregate consolidated net income (offset by 100% of any deficit) on a cumulative basis, (c) engage in certain transactions with affiliates, (d) dispose of certain subsidiaries, (e) create liens and guarantees with respect to pari passu or junior indebtedness and (f) enter into any arrangement that would impose restrictions on the ability of subsidiaries to make dividend and other payments to the Company. The Indenture also restricts the Company's ability to merge, consolidate or sell all or substantially all of its assets and prohibits the Company from incurring additional indebtedness if the Company's "Leverage Ratio" exceeds 2.0 to 1.0. As defined by the Indenture, the Leverage Ratio is the ratio of all indebtedness (excluding debt used to acquire assets, obligations of the Company to repurchase loans or other financial assets sold by the Company, guarantees of either of the foregoing, non-recourse debt and certain securities issued by Securitization Entities, as defined in the Indenture), to the consolidated net worth of the Company. The Indenture also prohibits the Company from incurring pari passu or junior indebtedness with a maturity date prior to that of the Senior Notes.

         Senior Lien Interests. In fiscal years 1994 and 1995, Physicians Insurance Company of Ohio ("PICO") provided refinancing of $12 million with respect to the Company's portfolio loans through the purchase of senior lien interests in such loans. See "- Commercial Mortgage Loan Acquisition and
Resolution: Sale of Senior Lien Interests and Refinancings" and "- Loan Status." If a borrower defaults in the payment of debt service on any of these senior lien interests, the Company is required to replace the defaulted obligation with a performing obligation. The Company receives an annual mortgage servicing fee of 0.25% of the principal amount of any senior lien interests sold to PICO. In connection with the sale of these senior lien interests and the issuance of the 9.5% Senior Note, PICO was issued warrants to purchase 983,150 shares of the Company's common stock. PICO exercised these warrants in July 1997, from which the Company realized $3.66 million. The 983,150 shares were subsequently resold by PICO in a separate private placement to a small group of institutional investors.

         In fiscal 1996 and 1997, Commerce Bank, Philadelphia, Pennsylvania, purchased senior lien interests in four of the Company's loans for $13.8 million (of which two senior lien interests, for $4.0 million, have since been repaid). The remaining senior lien interests must be repaid before June 27, 2002 ($1.8 million) and September 29, 2002 ($8 million). If either interest is not repaid by its maturity date, the Company is required to repurchase it from Commerce for a price equal to its unpaid principal balance plus accrued interest.

         In fiscal 1997, Crusader Bank, Philadelphia, Pennsylvania ("Crusader") purchased a senior lien interest in one of the Company's loans for $450,000. The interest must be repaid before

May 21, 2002. If not repaid by its maturity date, the Company is required to repurchase the interest for a price equal to its unpaid principal balance plus accrued interest.

         In fiscal 1997, People's Thrift Savings Bank, Norristown, Pennsylvania ("People's Thrift") purchased senior lien interests in two of the Company's loans, each in the amount of $750,000.
Each interest must be repaid before September 30, 2002.

         The Company receives no servicing fees from the Commerce Bank, Crusader Bank or People's Thrift Savings Bank senior lien interests.

         Lease Financing Credit Facility. FLI entered into an initial $20 million revolving credit facility with term loan availability with CoreStates Bank and First Union Bank for its equipment leasing operations. The facility has, in addition to customary covenants, the following principal terms: (i) revolving credit lines will have an interest rate equal to an adjusted London Interbank Offered Rate ("LIBOR") plus 175 basis points, while term loans will have an interest rate equal to an adjusted LIBOR plus 225 basis points; (ii) the loans will be secured by a first lien on the equipment leases being financed (and on the underlying equipment), a guaranty by the Company and a pledge of the capital stock of FLI and Resource Leasing, Inc. (the direct parent of FLI and a wholly-owned subsidiary of the Company); (iii) revolving credit loans may be converted to term loans (with terms of 18, 24 or 36 months), provided that term loans must be in increments of $2 million and no more than five term loans may be outstanding at any time; (iv) adjustable rate term loans may, at the option of FLI, be converted into fixed rate term loans at then quoted rates; (v) FLI will be required to maintain a debt (excluding non-recourse debt) to "worth" ratio of 4.5 to 1.0, a minimum tangible net worth equal to $5 million plus 75% of FLI's net income, and specified ratios of cash flow to the sum of debt service plus 25% of outstanding obligations under the revolving line of credit plus mandatory principal payments; and (vi) the Company will be required to maintain minimum shareholders' equity of $40 million. The facility expires on March 31, 1998 but may be renewed annually by the lenders. During fiscal 1997, the maximum borrowing by the Company under this facility was $7.1 million, all of which was repaid prior to fiscal year end.

         Residential Mortgage Loan Credit Facilities. On September 23, 1997, FMF entered into a $5 million credit facility with CoreStates Bank, bearing interest at either (i) the CoreStates prime rate, (ii) the federal funds rate plus 250 basis points, or (iii) an adjusted LIBOR plus 150 basis points, with the rate to be elected by FMF, and with the right in FMF to elect different rate formulas for separate draws under the credit facility. The credit facility will be secured by a first lien interest in the loans being financed by facility draws. Under the facility, FMF is required to maintain a minimum tangible net worth of $1 million, and a debt to tangible net worth ratio of 5.0 to 1.0 (where debt includes the unused portion of any financing commitment but excludes subordinated debt). The facility expires on September 22, 1998 unless renewed by the parties.


         On October 16, 1997, FMF established a $15 million warehouse credit facility with Morgan Stanley Mortgage Capital, Inc., bearing interest at LIBOR or, if unavailable, the interbank eurodollars market rate, plus 90 basis points. The facility is secured by a first lien interest in the loans being financed by facility draws. Under the credit facility, FMF is required to maintain tangible net worth (capital and subordinated debt minus advances to affiliates and intangible assets representing start up costs in excess of $1 million), and a ratio of total indebtedness to tangible net worth of 10.0 to 1.0. The facility expires on October 16, 1998.

         Oil and Gas Credit Facility. On October 9, 1997, the Company obtained a $5 million credit facility from KeyBank for purposes of acquiring oil and gas assets. The credit facility permits draws based on a percentage of reserves of oil and gas properties pledged as security for the facility. Draws under the facility bear interest at KeyBank's prime rate plus 25 basis points. The facility requires the Company to maintain a tangible net worth in excess of $31 million, a 2.0 to 1.0 ratio of current assets to current liabilities, a 1.5 to
1.0 ratio of cash flow to maturities of long-term debt coming due within the calculation period and a ratio of adjusted debt to tangible net worth of not more than 2.0 to 1.0, The facility terminates on June 30, 1999.

Employees

         As of September 30, 1997, the Company employed 137 persons, including 8 in general corporate, 37 in real estate finance, 63 in equipment leasing and 29 in energy.

ITEM 2.           PROPERTIES

         The Company's executive office is located in Philadelphia, and is leased under an agreement providing for rents of $65,000 per year through May 2000. The Company's equipment leasing and residential mortgage loan headquarters are located in Ambler, Pennsylvania, and are leased by the Company under agreements providing for rents of $355,000 per year (including space leased beginning July 1, 1997). The agreements terminate June 30, 1998 and June 30, 2007. The Company owns a 9,600 square foot office building and related land in Akron, Ohio, housing its energy and accounting operations. The Company also maintains two energy field offices in Ohio and New York and an equipment lease brokerage office in California at an aggregate rent of $46,000 per year. Aggregate rent for all of the Company's offices was $238,600 for fiscal 1997.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol "REXI." The following table sets forth the high and low sale prices, as reported by Nasdaq, on a quarterly basis for the Company's last two full fiscal years and the 1998 fiscal year through November 30, 1997:

                                                               High      Low
                                                               ----      ---

         Fiscal 1998

         First Quarter (through November 30, 1997)            $56.50    $44.50

         Fiscal 1997

         Fourth Quarter....................................    51.50     25.00
         Third Quarter.....................................    26.25     19.00
         Second Quarter....................................    26.50     17.75
         First Quarter.....................................    19.00     12.25

         Fiscal 1996

         Fourth Quarter....................................    17.50     12.00
         Third Quarter.....................................    21.19     12.83
         Second Quarter ...................................    16.23      7.43
         First Quarter.....................................     8.63      6.58

         As of November 30, 1997, there were 4,749,463 shares of Common Stock outstanding held by 800 holders of record.

         The Company paid regular quarterly cash dividends on its Common Stock of $.10 per share for each quarter in fiscal 1997 and for the last two quarters of fiscal 1996. The Company paid dividends of $.094 and $.089 per share during the second and first fiscal quarters of 1996.


         The Company declared and paid 6% stock dividends in January 1996 and April 1996, and effected a five-for-two stock split in the form of a 150% stock dividend in May 1996. Under the terms of the Senior Notes, the payment of dividends on the Company's Common Stock is restricted unless certain financial tests are met. See "- Sources of Funds: Senior Notes."

ITEM 6.           SELECTED FINANCIAL DATA

         Selected financial data as of and for the five years ended September 30, 1997 are as follows (all amounts in thousands except per share data):

                                                                For the Years Ended September 30,
                                                                ---------------------------------
                                                     1997        1996         1995        1994        1993
                                                     ----        ----         ----        ----        ----

Revenues
 Real estate finance                                 $19,144     $ 7,171     $ 6,114      $ 2,522      $  606
 Equipment leasing                                     7,162       4,466         -            -           -
 Energy production                                     3,936       3,421       3,452        3,442       3,409
 Energy services                                       1,672       1,736       1,879        2,080       2,445
 Interest                                                930         197         149          136         106
                                                     -------     -------     -------      -------      ------
   Total revenues                                     32,844      16,991      11,594        8,180       6,566

Income from continuing operations
 before income taxes                                  14,931       7,353       3,344        1,209         634
Provision (benefit) for income taxes                   3,980       2,206         630         (100)         44
Income from continuing operations                     10,951       5,147       2,714        1,309         590

Net income per share (primary)                          2.51        1.88        1.23          .64         .30
Cash dividends per common share                          .40         .38         .09           -           -

Balance Sheet Data
 Total assets                                        195,119      43,959      37,550       34,796      25,231
 Long-term debt less current maturities              118,786       8,966       8,523        8,627         813
 Stockholders' equity                                 64,829      31,123      26,551       24,140      22,861


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company's operating results and financial condition reflect an acceleration of its shift in focus to a specialty finance company from an energy company following substantial increases in working capital due to the sale, in December 1996, of 1.7 million common shares (from which it received net proceeds of $19.5 million) and the issuance, in July 1997, of $115 million of senior unsecured notes (from which it received net proceeds of $110.6 million). These capital market transactions were primarily responsible for increasing the Company's capitalization (stockholders' equity plus long-term debt) to $183.6 million in fiscal 1997 from $40.1 million in fiscal 1996, an increase of $143.5 million (358%). The Company's gross revenues were $32.8 million in fiscal 1997, an increase of $15.8 million (93%) from $17.0 million in fiscal 1996, as compared to an increase in fiscal 1996 of $5.4 million (47%) from $11.6 million in fiscal 1995.

As of September 30, 1997, total assets were $195.1 million, an increase of $151.1 million (343%), from $44.0 million at September 30, 1996, as compared to an increase of $6.4 million (17%) from $37.6 million at September 30, 1995. Of the increases in total revenue during that period, the revenues from the Company's commercial real estate mortgage loan acquisition and resolution business were $19.1 million in fiscal 1997, an increase of $12.0 million (167%) from $7.2 million in fiscal 1996, as compared to an increase of $1.1 million (17%) in fiscal 1996 from $6.1 million in fiscal 1995. In addition, leasing revenues were $7.2 million in fiscal 1997, an increase of $2.7 million (60%) from $4.5 million in fiscal 1996, the year in which leasing operations commenced. Energy revenues remained relatively constant at $5.6 million, $5.2 million and $5.3 million in fiscal 1997, 1996 and 1995, respectively. Specialty finance revenues (real estate finance and equipment leasing) were 80%, 68% and 53% of total revenues in fiscal 1997, 1996 and 1995, respectively. Energy revenues were 17%, 30% and 46% of total revenues at September 30, 1997, 1996 and 1995, respectively. Specialty finance assets were 53%, 57% and 51% of total assets in fiscal 1997, 1996, and 1995, respectively. Energy assets were 8%, 29% and 37% of total assets at September 30, 1997, 1996 and 1995, respectively.

Results of Operations:  Commercial Mortgage Loan Acquisition and Resolution

         The following table sets forth certain information relating to the revenue recognized on the Company's commercial loan portfolio during the periods indicated:

                                                                       Years Ended September 30,
                                                                       -------------------------
                                                              1997              1996             1995
                                                              ----              ----             ----
                                                                           (in thousands)

         Interest........................................     $ 4,877          $ 1,899           $ 2,246
         Accreted discount...............................       4,124              954             1,176
         Fees............................................       2,556              675               963
         Gains on refinancings and sale
           of senior lien interests......................       7,587            3,643             1,729
                                                              -------          -------           -------
         Total...........................................     $19,144           $7,171            $6,114
                                                              -------           ------            ------
         Average balance of investments, net.............     $55,307          $19,804           $17,683
         Yield on net average balance....................       34.7%            36.2%             34.6%

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

         During fiscal 1997, the Company purchased or originated eighteen loans, for a total cost of $71.7 million, as compared to the purchase of nine loans for a total of $15.1 million in fiscal 1996. The average investment in the eighteen loans was $4.0 million and ranged from a high of $19.2 million to a low of $400,000, whereas in fiscal 1996, the average investment in the nine loans was $1.7 million and ranged from a high of $3.8 million to a low of $100,000. In addition, the Company increased its investment in certain existing loans by an aggregate of $1.9 million in fiscal 1997, and an aggregate of $2.6 million in fiscal 1996 for purposes of paying for property improvement costs, unpaid taxes and similar items relating to properties underlying portfolio loans. The increased investments had been anticipated by the Company at the time of loan acquisition and were included in its analysis of loan costs and yields.

         Revenues from commercial mortgage loan acquisition and resolution operations increased to $19.1 million in fiscal 1997 from $7.2 million in fiscal 1996, an increase of 167%. The increase in fiscal 1997 was attributable to (i) an increase of $6.1 million (215%) in interest income (including accretion of discount) resulting from an increase in the average amount of loans outstanding during fiscal 1997 as compared to the prior fiscal year and (ii) gains recognized on the refinancing of loans and sale of senior lien interests in loans held by the Company which increased to $7.6 million in fiscal 1997 from $3.6 million in fiscal 1996, an increase of $4.0 million (108%). Fees increased to $2.6 million in fiscal 1997 from $675,000 in fiscal 1996 an increase of $1.9 million (279%) due to the Company's increased ability to utilize its expertise in financial, partnership and income tax structuring; services related to bankruptcy issues of borrowers; and real estate management oversight services. Fees vary from transaction to transaction and there may be significant variations in the Company's fee income from period to period. The Company sold senior lien interests in or refinanced eight loans during each of fiscal 1997 and fiscal 1996, realizing proceeds of $16.5 million and $18.0 million, respectively. Real estate costs and expenses increased 25% in fiscal 1997 compared to fiscal 1996. The increase was primarily a result of higher personnel costs associated with the expansion of this operation. As a consequence of the foregoing, the Company's gross profit from commercial mortgage loan acquisition and resolution operations increased to $16.5 million in fiscal 1997 from $6.3 million in fiscal 1996 (163%).

Year Ended September 30, 1996 Compared to Year Ended September 30, 1995

         Revenues from commercial mortgage loan acquisition and resolution operations increased to $7.2 million in fiscal 1996 from $6.1 million in fiscal 1995. This increase was attributable to increases of 111% in gains recognized on the refinancing of loans and sale of senior lien interests in loans held by the Company. Fees decreased 30% in fiscal 1996 as compared to fiscal 1995 due to a reduction in the number of refinancings of, and sales of senior lien interests in, certain of the Company's portfolio loans occurring during fiscal 1996 as compared to fiscal 1995. The Company sold senior lien interests in or refinanced eight and eleven loans during fiscal years 1996 and 1995, respectively, realizing proceeds of $18.0 million and $10.2 million, respectively.

         During fiscal 1996, the Company purchased or originated nine real estate loans, for a total cost of $15.1 million, as compared to seven loans for a total of $13.6 million in fiscal 1995. In addition, the Company increased its investment in certain existing loans by $2.6 million in fiscal 1996 and $1.3 million in fiscal 1995 for purposes of paying for property improvement costs, unpaid taxes and similar items relating to properties underlying portfolio loans. The increased investments had been anticipated by the Company at the time of loan acquisition and were included in its analysis of loan costs and yields. In addition, in fiscal 1996 the Company increased its investment in loans by $535,000 in connection with its repurchase of certain senior lien interests to facilitate borrower refinancings and received a note for $317,000 (thus increasing its investment in loans) in connection with granting its consent to the sale (subject to the Company's existing mortgage loan) of another property by a borrower. Real estate costs and expenses increased 6% in fiscal 1996 as compared to fiscal 1995. The increase was primarily a result of higher personnel costs associated with the expansion of these operations. It should be noted that certain reclassifications have been made to the consolidated financial statements for fiscal years 1996 and 1995 to conform to the fiscal 1997 presentation.

         As a consequence of the foregoing, the Company's gross profit from commercial mortgage loan acquisition and resolution operations increased to $6.3 million for fiscal 1996 from $5.3 million for fiscal 1995 (19%).

Results of Operations:  Equipment Leasing

         The following table sets forth certain information relating to the revenue recognized in the Company's equipment leasing operations during the periods indicated:

                                                               Years Ended
                                                              September 30,
                                                            ------------------
                                                            1997          1996
                                                            ----          ----
                                                             (in thousands)

         Small ticket leasing
            Gain on sale of leases........................   $3,711     $    -
            Interest and fees.............................    1,081           7
         Partnership management...........................    1,713       3,809
         Lease finance placement and
           advisory services..............................      657         650
                                                             ------      ------
            Total.........................................   $7,162      $4,466
                                                             ======      ======

         The following table sets forth certain information relating to expenses recognized in the Company's equipment leasing operations during the periods indicated:

                                                               Years Ended
                                                              September 30,
                                                            ------------------
                                                            1997          1996
                                                            ----          ----
                                                             (in thousands)


         Small ticket leasing..............................  $2,051      $  425
         Partnership management............................   1,243       1,471
         Lease finance placement and
           advisory services...............................     528         443
                                                             ------      ------
            Total..........................................  $3,822      $2,339
                                                             ======      ======

         In June 1996, the Company entered the "small ticket" leasing business and began writing leases in August 1996. In fiscal 1997, the Company acquired equipment for lease with a cost of $34.6 million. During the year ended September 30, 1997, the Company sold leases with a book value of approximately $30.2 million to special-purpose financing entities in return for cash of $20.6 million and notes with face values of $13.3 million, resulting in gains on sale of $3.7 million. During fiscal 1997, the Company collected $8.5 million in principal payments on the notes.

         Small ticket leasing expenses increased as a result of the start-up of small ticket leasing activities in June 1996. Partnership management expenses decreased as a result of the liquidation of one partnership. Lease placement and advisory expenses increased as a result of an increase in commissions paid.

         The decrease in partnership management revenue in fiscal 1997 as compared to the prior year period was the result of the liquidation, in accordance with the terms of its partnership agreement, of one leasing partnership in the first quarter of fiscal 1996. Partnership management revenue in fiscal 1996 includes the settlement of the Company's general partner share of revenues from prior fiscal periods. The Company now acts as general partner for six limited partnerships which held a total of $55.2 million (original equipment cost) in leased assets at September 30, 1997.

Results of Operations:  Energy

         Oil and gas revenues from production sales increased 16% in fiscal 1997 as compared to fiscal 1996, which remained essentially constant from fiscal 1995.

         A comparison of oil and gas sales revenue, daily production volumes, and average sales prices for the years indicated is as follows:

                                                                      Years Ended September 30,
                                                                      -------------------------
                                                              1997              1996             1995
                                                              ----              ----             ----

         Sales (in thousands)
           Gas(1).......................................      $ 3,178          $ 2,722           $ 2,762
           Oil...........................................     $   705          $   627           $   610
         Production volumes (in thousands)
           Gas (mcf/day)(1)..............................       3,364            3,184             3,283
           Oil (bbls/day)................................          98               93               100
         Average sales prices
           Gas (per mcf).................................     $  2.59          $  2.34           $  2.31
           Oil (per bbl)..............................        $ 19.68          $ 18.53           $ 16.74

----------
(1) Excludes sales of residual gas and sales to landowners.

         Natural gas revenues from production sales increased 17% in fiscal 1997 from fiscal 1996 due to a 6% increase in production volumes and an 11% increase in the average price per mcf of natural gas. In fiscal 1996, natural gas revenues decreased 1% from fiscal 1995 as a result of a 3% decrease in production volumes partially offset by a 1% increase in the average price per mcf of natural gas. Oil revenues increased by 12% in fiscal 1997 from fiscal 1996 due to a 6% increase in the average price per barrel and a 5% increase in production volumes. Primarily as a result of these changes, the Company's operating profit from energy production (energy production revenues less energy production and exploration costs) increased to $1.6 million in fiscal 1997 from $1.4 million in fiscal 1996 and $1.1 million in fiscal 1995.

         The Company continues to experience normally declining production from its properties located in New York State. This decline has been offset by the acquisition of additional well interests in Ohio in June 1997. The Company participated in the drilling of three successful exploratory wells and two successful developmental wells during 1996. The impact on revenues from these wells were realized in the Company's financial statements in fiscal 1997. In fiscal 1995, the Company participated in the drilling of three successful exploratory wells and recompleted one successful development well.

         A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas for fiscal years 1997, 1996 and 1995, is as follows:

                                                                    Years Ended September 30,
                                                                    -------------------------
                                                              1997              1996             1995
                                                              ----              ----             ----

         Production Costs
            As a percent of sales........................         42%              42%               44%
            Gas (mcf)....................................       $1.13            $1.04             $1.06
            Oil (bbl)....................................       $6.80            $6.23             $6.36

         Production costs increased $215,000 (15%) in fiscal 1997 from fiscal 1996 as a result of a increase in the number of wells requiring cleanout and workover operations. These operations are conducted on an as-needed basis and, accordingly, costs incurred by the Company may vary from year to year. Production costs also increased in fiscal 1997 as the result of the acquisition of interests in 288 wells in Ohio. Production costs decreased $81,000 (5%) in fiscal 1996 from fiscal 1995, a result of a decrease in the number of wells requiring cleanout and workover operations.

         Exploration costs increased $26,000 (16%) in fiscal 1997 and decreased $69,000 (30%) in fiscal 1996 from the previous fiscal periods. The fiscal 1997 increase was the result of an increase in delay rentals paid on lease acreage held by the Company. During fiscal 1997, the Company participated in one successful exploratory well and had lease value impairments totalling $6,000. The 1996 decrease resulted from a decrease in delay rentals and impairment of lease costs which resulted from a termination of certain leases in New York State in fiscal

1995 and reduced costs relating to dry holes. During fiscal 1996 the Company participated in one exploratory dry hole and had lease impairments totaling $50,000. During fiscal 1995, the Company's participation in two exploratory dry holes and lease impairments and delay rentals totaled $145,000.

         Amortization of oil and gas property costs as a percentage of oil and gas revenues was 18% in fiscal 1997, 23% in fiscal 1996 and 27% in fiscal 1995. The variance from year to year is directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties. See Note 2 to the Consolidated Financial Statements.

Results of Operations:  Other Income (Expense)

         General and administrative expense increased by $1.1 million (62%) for fiscal 1997 as compared to fiscal 1996 primarily as a result of costs associated with the Company's residential mortgage loan business, higher legal and professional fees and the payment of incentive and retirement compensation to executive officers. General and administrative expense decreased $509,000 (22%) for the year ended September 30, 1996 as compared to the same period in fiscal 1995 primarily as a result of a decrease in executive compensation due to the death of a senior officer in July 1995 and the reclassification of wages which were previously in general and administrative expense to real estate expense.

         Interest expense increased to $5.3 million in fiscal 1997 from $872,000 in fiscal 1996, an increase of $4.4 million (505%) reflecting the increases in borrowings to fund the growth of the Company's real estate finance and small ticket leasing operations. In July 1997, the Company issued $115 million of its Senior Notes and in December 1996, the Company incurred purchase money financing of $13.4 million to fund the acquisition of a series of mortgage loans on a property located in Philadelphia, Pennsylvania (see Note 6 to Consolidated Financial Statements). This borrowing was repaid in July 1997. Interest expense decreased $219,000 during fiscal 1996 as a result of a decrease in average debt outstanding during the period due to loan repayments.

         The effective tax rate decreased to 27% in fiscal 1997 from 30% in fiscal 1996 which increased from 19% in fiscal 1995. The fiscal 1997 decrease resulted from the purchase of real estate loans which generate tax exempt interest as well as the investment in several low-income housing partnerships and the low income housing tax credits associated with such investments. The increase from fiscal 1995 to fiscal 1996 was the result of a continuing decrease in the generation of depletion (for tax purposes) and tax credits in relation to net income.

Liquidity and Capital Resources

         Sources and uses of cash and cash equivalents for the three years ended September 30, 1997, 1996 and 1995 are as follows:

                                                              1997              1996             1995
                                                              ----              ----             ----
                                                                          (in thousands)


         Provided by operating activities................     $  4,091           $2,959           $1,578
         Used in investing activities....................      (63,139)          (1,060)          (6,113)
         Provided by (used in) financing
            activities...................................      124,173             (202)           4,395
                                                              --------           -------          ------
                                                              $ 65,125           $1,697           $ (140)
                                                              ========           ======           ======

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

         As discussed above, the Company was able to raise net proceeds of $19.5 million from its equity offering and $110.6 million from its offering of Senior Notes during fiscal 1997. These activities, coupled with the Company's increased profitability, resulted in the Company having $69.3 million in cash and cash equivalents on hand at September 30, 1997, as compared to $4.2 million at September 30, 1996. The Company's ratio of current assets to current liabilities was 6.7 to 1.0 at September 30, 1997 and 3.7 to 1.0 at September 30, 1996. The Company's ratio of earnings to fixed charges was 3.8 to 1.0 at September 30, 1997 and 9.4 to 1.0 at September 30, 1996. Working capital at September 30, 1997 was $61.4 million as compared to $4.4 million at September 30, 1996, as the Company had not fully deployed the proceeds from the Senior Notes offering.

         Cash provided by operating activities increased $1.1 million, or 38%, during fiscal 1997, as compared to fiscal 1996. The fiscal 1997 increase was primarily the result of an increase in operating income in the commercial real estate mortgage loan acquisition and resolution and equipment leasing businesses.

         The Company's cash used in investing activities increased $62.1 million in fiscal 1997 as compared to fiscal 1996. The increase resulted primarily from increases in the amount of cash used to fund commercial mortgage loan acquisition and resolution activities. The Company invested $71.7 million and $15.1 million in the acquisition of eighteen and nine loans in fiscal years 1997 and 1996, respectively. In addition, the Company advanced funds on existing loans of $1.9 million and $2.6 million in fiscal years 1997 and 1996, respectively.

         Proceeds received upon refinancings or the sale of senior lien interests amounted to $16.5 million and $18.5 million in fiscal years 1997 and 1996, respectively. Cash used for capital expenditures increased $694,000, or 63%, during fiscal year 1997 over fiscal 1996. The 1997 increase includes $507,000 in capital expenditures relating to the Company's residential mortgage loan business. During fiscal 1997, the Company invested $1.2 million in 288 wells, operating rights and pipelines located in Ohio. The cost of equipment acquired for lease was $34.6 million in fiscal 1997 as compared to $731,000 in fiscal 1996, an increase of $33.9 million, as a result of the full year's activity for the small ticket leasing business in fiscal 1997 as compared to two months in fiscal 1996.

         The Company's cash flow provided by financing activities increased $124.4 million during fiscal 1997, as compared to fiscal 1996 as a result of the additional borrowings discussed above.

Year Ended September 30, 1996 Compared to Year Ended September 30, 1995

         The Company had $4.2 million in cash and cash equivalents on hand at September 30, 1996, as compared to $2.5 million at September 30, 1995. The Company's ratio of current assets to current liabilities was 3.7 to 1.0 at September 30, 1996 and 3.0 to 1.0 at September 30, 1995. Working capital at September 30, 1996 was $4.4 million as compared to $2.6 million at September 30, 1995.

         Cash provided by operating activities increased $1.4 million, or 88% during fiscal 1996, as compared to fiscal 1995. This increase was primarily the result of an increase in operating income in the commercial mortgage loan acquisition and resolution and equipment leasing businesses.

         The Company's cash used in investing activities decreased $5.1 million or 83% during fiscal 1996, as compared to fiscal 1995. The change resulted primarily from changes in the amount of cash used to fund commercial mortgage loan acquisition and resolution activities. The Company invested $15.1 million and $13.6 million in the acquisition of nine and seven loans in fiscal years 1996 and 1995, respectively. In addition, the Company advanced funds on existing loans of $2.6 million and $1.3 million in fiscal years 1996 and 1995, respectively, and in fiscal 1996 increased its investment in certain existing loans by $852,000.

         Proceeds received upon refinancings or the sale of senior lien interests amounted to $18.5 million and $10.2 million in fiscal years 1996 and 1995, respectively. Cash used for capital expenditures increased $280,000, or 34% during fiscal year 1996 over the previous period. This increase includes $506,000 in capital expenditures relating to the start-up of small ticket leasing operations. Cost of equipment acquired for lease represents the equipment cost and initial direct costs associated with the start up of small ticket leasing operations. The Company commenced leasing operations for its own account in June 1996 and began to write leases in August 1996.

         Cash flow provided by financing activities decreased $4.6 million during fiscal 1996, as compared to fiscal 1995. During fiscal 1995, the Company
(i) sold a $2.0 million senior lien interest, (ii) borrowed $2.5 million and
(iii) was able to release for corporate investment purposes $4.9 million of restricted cash as a result of the purchase of loans for the Company's portfolio.

Dividends

         In fiscal years 1997, 1996 and 1995, $1.4 million, $757,000 and
$161,000 were paid in dividends, respectively. The Company has paid regular dividends since August 1995.

         The determination of the amount of future cash dividends, if any, to be declared and paid is in the sole discretion of the Company's Board of Directors and will depend on the various factors affecting the Company's financial condition and other matters the Board of Directors deems relevant.

Inflation and Changes in Prices

         Inflation affects the Company's operating expenses and increases in those expenses may not be recoverable by increases in finance rates chargeable by the Company. Inflation also affects interests rates and movements in rates may adversely affect the Company's profitability.

         The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to fluctuations which the Company is unable to control or accurately predict.

Computer Systems and Year 2000 Issue

         The "year 2000 issue" is the result of computer programs being written using two digits, rather than four digits, to identify the year in a date field. Any computer programs using such a system, and which have date sensitive software, will not be able to distinguish between the year 2000 and the year 1900. This could result in miscalculations or an inability to process transactions, send invoices or engage in similar normal business activities.

         Based upon a recent assessment by the Company, the Company has in place year 2000 capable systems for its equipment leasing and residential mortgage loan operations. The Company's commercial mortgage loan acquisition and resolution operations will be required to purchase year 2000 capable computer software, but believes that its requirements can be met by commercially available software. The Company has determined that it will be required to modify and, possibly, replace material portions of the software relating to its energy operations, and has commenced the remediation process. With respect to both its commercial mortgage loan acquisition and resolution operations and its energy operations, the Company anticipates that remediation will be completed on or before March 31, 1999 and that the aggregate costs of such remediations will not be material.

         The Company has made inquiries concerning the year 2000 issue to its significant suppliers of services (including BCMI) and, with respect to its energy operations, the two largest purchasers of its products. Based thereon, the Company believes that it will not be materially adversely impacted by year 2000 issues pertaining to such entities. However, there can be no assurance that the systems of third parties will be year 2000 compatible in a timely fashion, or that failure to achieve compatibility by such entities will not have a material adverse effect on the Company.

Environmental Regulation

         A continued trend to greater environmental and safety awareness and increasing environmental regulation has resulted in higher operating costs for the oil and gas industry and the Company. The Company monitors environmental and safety laws and believes it is in compliance with such laws and applicable regulations thereunder. To date, compliance with environmental laws and regulations has not had a material impact on the Company's capital expenditures, earnings or competitive position. The Company believes, however, that environmental and safety costs will increase in the future. There can be no assurance that compliance with such laws will not, in the future, materially impact the Company.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

Stockholders and Board of Directors

RESOURCE AMERICA, INC.

         We have audited the accompanying consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

         We have also audited Schedule IV as of September 30, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





/s/  Grant Thornton LLP
--------------------------------
Grant Thornton LLP


Cleveland, Ohio
November 6, 1997

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

                                                                        1997           1996
                                                                     ---------       ---------
                                                                          (in thousands)
ASSETS
Current Assets
  Cash and cash equivalents ...................................      $  69,279       $   4,154
  Accounts and notes receivable ...............................          2,414           1,479
  Prepaid expenses and other current assets ...................            576             473
                                                                     ---------       ---------
         Total current assets .................................         72,269           6,106

Investments in Real Estate Loans (less allowance for
  possible losses of $400 and $0) .............................         88,816          21,798

Notes Secured by Equipment Leases .............................          4,761            --

Net Investment in Direct Financing Leases
         (less allowance for possible losses of $248 and $7) ..          3,391             729

Property and Equipment
  Oil and gas properties and equipment (successful efforts) ...         24,939          24,035
  Gas gathering and transmission facilities ...................          1,606           1,536
  Other .......................................................          2,874           1,666
                                                                     ---------       ---------
                                                                        29,419          27,237

  Less accumulated depreciation, depletion, and amortization ..        (15,793)        (14,857)
                                                                     ---------       ---------
                                                                        13,626          12,380

Other Assets (less accumulated amortization of $1,014 and $885)         12,256           2,946
                                                                     ---------       ---------
                                                                     $ 195,119       $  43,959
                                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt ........................      $     708       $     105
  Accounts payable ............................................          1,339             585
  Accrued interest ............................................          2,734             253
  Accrued liabilities .........................................          1,967             344
  Estimated income taxes ......................................          4,093             377
                                                                     ---------       ---------
         Total current liabilities ............................         10,841           1,664

Long-Term Debt, less current maturities .......................        118,786           8,966

Other Long-Term Liabilities ...................................            663            --

Deferred Income Taxes .........................................           --             2,206
Commitments and Contingencies

Stockholders' Equity
  Preferred Stock, $1.00 par value; 1,000,000 authorized shares           --              --
  Common Stock, $.01 par value; 8,000,000 authorized shares ...             54              20
  Additional paid-in capital ..................................         56,787          21,761
  Retained earnings ...........................................         22,005          12,458
  Less treasury stock, at cost ................................        (13,664)
  Less loan receivable from Employee Stock Ownership Plan .....           (353)           (417)
                                                                     ---------       ---------
         Total stockholders' equity ...........................         64,829          31,123
                                                                     ---------       ---------
                                                                     $ 195,119       $  43,959
                                                                     =========       =========

          See accompanying notes to consolidated financial statements.

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                     1997              1996             1995
                                                 -----------       -----------      -----------
                                                      (in thousands, except per share data)
REVENUES
Real Estate Finance .......................      $    19,144       $     7,171      $     6,114
Equipment Leasing .........................            7,162             4,466             --
Energy: Production ........................            3,936             3,421            3,452
          Services ........................            1,672             1,736            1,879
Interest ..................................              930               197              149
                                                 -----------       -----------      -----------
                                                      32,844            16,991           11,594

COSTS AND EXPENSES
Real Estate Finance .......................            1,069               852              801
Equipment Leasing .........................            3,822             2,339             --
Energy: Exploration and Production ........            1,823             1,582            1,733
          Services ........................              909               869            1,026
General and Administrative ................            2,851             1,756            2,265
Depreciation, Depletion and Amortization ..            1,614             1,368            1,335
Interest ..................................            5,273               872            1,091
Provision for Possible Losses .............              653                 7             --
Other - Net ...............................              (27)             --                 (2)
                                                 -----------       -----------      -----------
                                                      17,987             9,645            8,249
                                                 -----------       -----------      -----------
         Income from Operations ...........           14,857             7,346            3,345

OTHER INCOME (EXPENSE)
Gain (Loss) on Sale of Property ...........               74                 7               (1)
                                                 -----------       -----------      -----------

Income Before Income Taxes ................           14,931             7,353            3,344

Provision for Income Taxes ................            3,980             2,206              630
                                                 -----------       -----------      -----------
Net Income ................................      $    10,951       $     5,147      $     2,714
                                                 ===========       ===========      ===========

Net Income Per Common Share - Primary .....      $      2.51       $      1.88      $      1.23
                                                 -----------       -----------      -----------
Weighted Average Common Shares Outstanding         4,358,400         2,756,900        2,235,400
                                                 ===========       ===========      ===========

Net Income Per Common Share - Fully Diluted      $      2.50       $      1.87      $      1.18
                                                 -----------       -----------      -----------
Weighted Average Common Shares Outstanding         4,385,200         2,763,000        2,292,700
                                                 ===========       ===========      ===========








          See accompanying notes to consolidated financial statements.

                             RESOURCE AMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                          (dollar amounts in thousands)

                                                      Additional                                        ESOP              Total
                                    Common Stock       Paid-In     Retained         Treasury Stock      Loan          Stockholders'
                                   Shares   Amount      Capital    Earnings      Shares     Amount      Receivable       Equity
                                   ------   ------      -------    --------      ------     ------      ----------       ------

Balance, October 1, 1994            817,912   $ 8     $ 19,136      $ 7,979     (131,402)   $ (2,437)       $(546)      $24,140
Treasury shares acquired                                                         (21,298)       (284)                      (284)
Cash dividends ($.09 per share)                                        (161)                                               (161)
Warrants issued                                             78                                                               78
Repayment of ESOP loan                                                                                         64            64
Net income                                                            2,714                                               2,714
-------------------------------------------------------------------------------------------------------------------------------


Balance, September 30, 1995         817,912   $ 8     $ 19,214      $10,532     (152,700)    $(2,721)       $(482)      $26,551
Treasury shares issued                                     (24)                    1,889          39                         15
6% stock dividends                   82,688     1        2,453       (2,453)                                                  1
5 for 2 stock split effected
 in the form of a 150%
 stock dividend                   1,136,609    11                       (11)
Issuance of common stock             10,000                 77                                                               77
Treasury shares acquired                                                          (1,637)        (17)                       (17)
Cash dividends ($.38 per share)                                        (757)                                               (757)
Warrants issued                                             41                                                               41
Repayment of ESOP loan                                                                                         65            65
Net income                                                            5,147                                               5,147
-------------------------------------------------------------------------------------------------------------------------------



Balance, September 30, 1996       2,047,209   $20      $21,761      $12,458     (152,448)    $(2,699)       $(417)      $31,123
Treasury shares issued                                     (34)                   23,023         483                        449
Issuance of common stock          3,363,436    34       35,060                                                           35,094
Treasury shares acquired                                                        (579,623)    (11,448)                   (11,448)
Cash dividends ($.40 per share)                                      (1,404)                                             (1,404)
Repayment of ESOP loan                                                                                         64            64
Net income                                                           10,951                                              10,951
-------------------------------------------------------------------------------------------------------------------------------



Balance, September 30, 1997       5,410,645   $54      $56,787      $22,005     (709,048)   $(13,664)       $(353)      $64,829
                                  =========   ===      =======      =======     ========    ========        =====       =======















           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                                 1997          1996            1995
                                                                 ----          ----            ----
                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................      $  10,951       $   5,147       $   2,714
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization ......................          1,614           1,368           1,335
   Amortization of discount on senior note and deferred
     finance costs ....................................            657              75              74
   Provision for losses ...............................            653               7            --
   Deferred income taxes ..............................         (2,206)          1,059             473
   Accretion of discount ..............................         (4,124)           (954)         (1,176)
   Gain on asset dispositions .........................        (11,375)         (3,650)         (1,727)
   Property impairments and abandonments ..............             38              71              56
Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable .........           (935)           (175)             81
   (Increase) decrease in prepaid expenses
     and other current assets .........................           (103)           (310)             88
   Increase (decrease) in accounts payable ............            754            (137)           (291)
   Increase (decrease) in accrued income taxes ........          3,716             377            (100)
   Increase in other liabilities ......................          4,451              81              51
                                                             ---------       ---------       ---------
Net cash provided by operating activities .............          4,091           2,959           1,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, less cash acquired ...........         (1,226)           --              (877)
Cost of equipment acquired for lease ..................        (34,567)           (731)           --
Capital expenditures ..................................         (1,791)         (1,097)           (817)
Principal payments on notes receivable ................          8,514            --              --
Proceeds from sale of assets ..........................         37,713          18,577          10,348
Increase in other assets ..............................         (3,319)           (152)            (59)
Investments in real estate loans ......................        (69,857)        (17,650)        (14,708)
Payments received (revenue recognized) in excess of
  revenue recognized (cash received) on leases ........          1,394              (7)           --
                                                             ---------       ---------       ---------
Net cash used in investing activities .................        (63,139)         (1,060)         (6,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings ..................................        129,320             536           2,000
Dividends paid ........................................         (1,404)           (756)           (161)
(Increase) decrease in other assets ...................         (5,376)            (31)          4,864
Principal payments on debt ............................        (22,148)            (27)         (4,524)
Purchase of treasury stock ............................           --               (17)           (284)
Increase in short term borrowings .....................           --              --             2,500
Proceeds from issuance of stock .......................         23,781              93            --
                                                             ---------       ---------       ---------
Net cash provided by (used in) financing activities ...        124,173            (202)          4,395
                                                             ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents ......         65,125           1,697            (140)
Cash and cash equivalents at beginning of year ........          4,154           2,457           2,597
                                                             ---------       ---------       ---------
Cash and cash equivalents at end of year ..............      $  69,279       $   4,154       $   2,457
                                                             =========       =========       =========


           See accompanying notes to consolidated financial statements

NOTE 1-NATURE OF OPERATIONS

         Resource America, Inc. (the "Company") is a specialty finance company engaged in three lines of business: (1) the financing of mortgage loans, including the acquisition and resolution of commercial real estate loans and, beginning in the fiscal year ending September 30, 1998, the origination, acquisition and sale of residential loans; (2) commercial equipment leasing, and
(3) energy operations, including natural oil and gas production. Based on net assets and net income, the financing of mortgage loans is the dominant current business line.

         The markets for the Company's business lines are as follows: in the financing of mortgage loans, the Company obtains its commercial mortgage loans on properties located throughout the United States from various financial institutions and other organizations, while its residential mortgage loans will be obtained through direct mail supported by outbound telemarketing and several wholesale channels to potential borrowers throughout the United States; in commercial equipment leasing, the Company markets its equipment leasing products nationwide through equipment manufacturers, regional distributors and other vendors; and in energy, gas is sold to a number of customers such as gas brokers and local utilities; oil is sold at the well site to regional oil refining companies in the Appalachian basin.

         The Company's ability to acquire and resolve commercial mortgage loans, obtain residential mortgage loans and to fund equipment lease transactions will be dependent on the continued availability of funds. The availability of third-party financing for each of these specialty finance businesses will be dependent upon a number of factors over which the Company has limited or no control, including general conditions in the credit markets, the size and liquidity of the market for the types of real estate loans or equipment leases in the Company's portfolio and the respective financial performance of the loans and equipment leases in the Company's portfolio.

         The Company's growth will also depend on its continued ability to generate attractive opportunities for acquiring commercial mortgage loans at a discount and to originate equipment leases. The availability of loans for acquisition on terms acceptable to the Company will be dependent upon a number of factors over which the Company has no control, including economic conditions, interest rates, the market for and value of properties securing loans which the Company may seek to acquire, and the willingness of financial institutions to dispose of troubled or under-performing loans in their portfolios.

         Mortgage loans and equipment leases are subject to the risk of default in payment by borrowers and lessees. Mortgage loans are further subject to the risk that declines in real estate values could result in the Company being unable to realize the property values projected.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries and its pro rata share of the assets, liabilities, income, and expenses of the oil and gas partnerships in which the Company has an interest. All material intercompany transactions have been eliminated. All per share amounts and references to numbers of shares give effect to 6% stock dividends paid in both January and April 1996 and a five-for-two stock split (effected in the form of a 150% stock dividend) in May 1996.

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

Impairment of Long-Lived Assets

         The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.

Stock-Based Compensation

         The Company adopted the disclosure only option under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, effective January 1, 1997. As such, the Company recognizes compensation expense with respect to stock option grants to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, SFAS No. 123 had no impact on the Company's financial position or results of operations (see Note 9).

Transfers of Financial Assets

         The Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities effective January 1, 1997. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application was not permitted. The adoption of SFAS 125 did not have a material impact on the Company's financial position or results of operations.

Oil and Gas Properties

         The Company follows the successful efforts method of accounting. Accordingly, property acquisition costs, costs of successful exploratory wells, all development costs, and the cost of support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be nonproductive. The costs associated with drilling and equipping wells not yet completed are capitalized as uncompleted wells, equipment, and facilities. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties, including delay rentals, are expensed as incurred.

         Production costs, overhead, and all exploration costs other than costs of exploratory drilling are charged to expense as incurred.

         Unproved properties are assessed periodically to determine whether there has been a decline in value and, if such decline is indicated, a loss is recognized. The Company compares the carrying value of its oil and gas producing properties to the estimated future cash flow, net of applicable income taxes, from such properties in order to determine whether their carrying values should be reduced. No adjustment was necessary during the fiscal years ended September 30, 1997, 1996 or 1995.

         On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Company evaluates the estimated salvage value of equipment recoverable upon abandonment. At both September 30, 1997 and 1996 the Company's evaluation of equipment salvage values was greater than or equal to the estimated costs of future dismantlement, restoration, reclamation, and abandonment.

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

Other Assets

    Included in other assets are intangible assets that consist primarily of contracts acquired through acquisitions recorded at fair value on their acquisition dates, the excess of the acquisition cost over the fair value of the net assets of a business acquired (goodwill) and deferred financing costs. The contracts acquired are being amortized on a declining balance method over their respective estimated lives, ranging from five to thirteen years, goodwill is being amortized on a straight-line basis over fifteen years, deferred financing costs are being amortized over the terms of the related loans (two to seven years) and other costs are being amortized over varying periods of up to five years.

    Other assets at September 30, 1997 and 1996 were:

                                                             September 30,
                                                             -------------
                                                          1997            1996
                                                          ----            ----
                                                              (in thousands)

         Contracts acquired............................    $ 1,636      $  549
         Goodwill......................................        709         518
         Deferred financing costs......................      5,240         512
         Investment in real estate partnerships........      1,827          22
         Restricted cash...............................      1,052         935
         Other ........................................      1,792         410
                                                           -------      ------
              Total....................................    $12,256      $2,946
                                                           =======      ======

Fair Value of Financial Instruments

         The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments. For long-term debt, including current maturities, the fair value of the Company's long-term debt approximates historically recorded cost since interest rates approximate market.

         Based upon available market information and appropriate valuation methods, the Company believes the carrying cost of investments in direct financing leases approximates fair value.

         For investments in real estate loans, the Company believes the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash. The Company places its temporary excess cash investments in high quality short-term money market instruments, principally at Jefferson Bank (see Note 3), and other high quality financial institutions. The amounts of these instruments may at times be in excess of the FDIC insurance limit. At September 30, 1997, the Company had $67.7 million in deposits at Jefferson Bank, of which $66.6 million is over the FDIC insurance limit. No losses have been experienced on such investments.

Revenue Recognition

Real Estate Finance

         The difference between the Company's cost basis in a loan and the sum of projected cash flows from, and the appraised value of, the underlying property (up to the amount of the loan) is accreted into interest income over the estimated life of the loan using a method which approximates the level interest method. Projected cash flows and appraised values of the property are reviewed on a regular basis and changes to the projected amounts reduce or increase the amounts accreted into interest income over the remaining life of the loan.

         Gains on the sale of a senior lien interest in a loan (or gains, if any, from the refinancing of a loan) are recognized based on an allocation of the Company's cost basis between the portion of the loan sold or refinanced and the portion retained based upon the fair value of those respective portions on the date of sale or refinance. Any gain recognized on a sale of a senior lien interest or a refinancing is brought into income at the time of such sale or refinancing.

Equipment Leasing

         Direct finance leases, as defined by SFAS No. 13, Accounting for Leases, are accounted for by recording on the balance sheet the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment less the unearned lease income. Unearned lease income represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease by the effective interest method. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct finance leases and amortized over the lease term as a reduction in the yield.

         Gains arising from the sale of direct financing leases and notes secured by equipment leases occur when the Company obtains permanent funding through the sale of a pool of leases to a third party. Subsequent to a sale, the Company has no remaining interest in the pool of leases or equipment except (i) if a note is delivered as part of the sale proceeds, a security interest in the pool, and (ii) the obligation of the Company under certain circumstances to replace non-performing leases in the pool. Upon consummation of the sale transaction, the Company records a provision for anticipated losses under its guaranty. At

September 30, 1997 the Company had guaranteed approximately $5.5 million of lease receivables with respect to leases sold.

         Equipment leasing revenues also consist of management fees, brokerage fees and a share of net income from partnerships in which a subsidiary of the Company serves as general partner. Management fees are earned for management services provided to the partnerships. Such fees are recognized as earned (see Limited Partnerships, below).

Energy Operations

         Working interest, royalties and override revenues are recognized as production and delivery takes place. Well service income is recognized as revenue as services are performed.

Cash Flow Statements

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

Supplemental disclosure of cash flow information:

                                                                               Year Ended September 30,
                                                                               ------------------------
                                                                       1997             1996              1995
                                                                       ----             ----              ----
                                                                                     (in thousands)

         Cash paid during the year for:
           Interest...........................................         $ 2,727              $797           $1,104
           Income taxes.......................................           2,094               770              255



         Non-cash activities include the following:
           Sales of leases in exchange for notes..............         $13,275             $-            $   -
           Debt assumed upon acquisition of real
             estate loan......................................           2,381              -                -
           Receipt of note in satisfaction of
             real estate sale.................................           3,500              -                -
           Note payable issued in acquisition.................             925              -                -
           Stock issued in acquisition........................             315              -                -



         Details of acquisition:
           Fair value of assets acquired......................         $ 2,466             $-              $1,189
           Debt issued........................................            (925)             -                 -
           Stock issued.......................................            (315)             -                 -
          Liabilities assumed.................................            -                 -                (312)
                                                                      --------           -------          --------
         Net cash paid........................................         $ 1,226            $ -              $  877
                                                                       =======            ======           ======

Limited Partnerships

         The Company conducts certain energy and leasing activities through, and a portion of its revenues and are attributable to, limited partnerships ("Partnerships"). The Company serves as general partner of the Partnerships and assumes customary rights and obligations for the Partnerships. As the general partner, the Company is liable for Partnership liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Partnerships.

         The Company is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Partnerships' revenue and costs and expenses according to the respective Partnership agreements. Such fees and reimbursements are recognized as income and are included in energy services and equipment leasing revenue. Amounts reimbursed for costs incurred as operator of certain oil and gas partnership properties and as the general partner in certain equipment leasing partnerships for the years ended September 30, 1997, 1996 and 1995 approximated $1.8 million, $1.6 million, and $.5 million, respectively. The Company includes in its operations the portion of the oil and gas Partnerships' revenues and expenses applicable to its interests therein.

Income Taxes

         The Company records deferred tax assets and liabilities, as appropriate, to account for the estimated future tax effects attributable to temporary differences between the financial statement and tax bases of assets and liabilities and the value at currently enacted tax rates, of operating loss carryforwards. The deferred tax provision or benefit each year represents the net change during that year in the deferred tax asset and liability balances.

Earnings Per Share

         Earnings per common share-primary are determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents include shares issuable under the terms of various stock option and warrant agreements net of the number of such shares that could have been reacquired (at the weighted average price of the Company's Common Stock during the period) with the proceeds received from the exercise of the options and warrants (see Notes 8 and 9). Fully diluted earnings per share reflect the additional dilution resulting from using in the computation the higher period-ending market price of the Company's shares.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings per Share." Under this statement the calculation of primary earnings per share ("EPS") is changed to exclude the dilutive effect of stock options and is referred to as Basic EPS. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. If SFAS No. 128 had been adopted for fiscal 1997, 1996 and 1995 it would have resulted in the following EPS:


                                                       Year Ended September 30,
                                                       ------------------------
                                                      1997       1996       1995
                                                      ----       ----       ----

                  Basic EPS....................      $3.15      $2.72      $1.43
                  Diluted EPS..................       2.51       1.88       1.23

Reclassifications

         Certain reclassifications have been made to the fiscal years 1996 and 1995 consolidated financial statements to conform with the fiscal 1997 presentation.

NOTE 3-TRANSACTIONS WITH RELATED PARTIES

         Until April 1996, the Chairman of the Company was of counsel to Ledgewood Law Firm, P.C. ("LLF") which provides legal services to the Company. LLF was paid $803,000, $402,000 and $562,000 during fiscal 1997, 1996 and 1995, respectively, for legal services rendered to the Company. The Chairman of the Company receives certain debt service payments from LLF related to the termination of his affiliation with such firm and its redemption of his interest therein.

         The Company holds commercial real estate loans of borrowers whose underlying properties are managed by Brandywine Construction & Management, Inc. ("BCMI"). The Chairman of the Company is Chairman of the Board of Directors and a minority shareholder (approximately 8%) of BCMI. The Company has advanced funds to certain of these borrowers for improvements on their properties which have been performed by BCMI. In several instances, the President of BCMI has also acted as the general partner of the borrower or as an officer of a corporate general partner. BCMI has subordinated receipt of its management fees to receipt by the Company from the properties of minimum debt service payments required under the obligations held by the Company.

         The Company also maintains normal banking and borrowing relationships with Jefferson Bank, a subsidiary of JeffBanks, Inc. The Chairman of the Company is an officer and director of JeffBanks, Inc. and, together with his spouse, is a principal shareholder thereof; his spouse is Chairman and Chief Executive Officer of Jefferson Bank. Another officer and director of the Company is a director of Jefferson Bank. The Company anticipates that it may, in the future, effect borrowings from Jefferson Bank; it anticipates that any such borrowings will be on terms similar to those which could be obtained by an unrelated borrower. Jefferson Bank is also a tenant at two properties which secure loans held by the Company. Management believes that the terms of the leases with Jefferson Bank are typical of similar leases for similar space.

         In August 1997, the Company, through a subsidiary, acquired a loan with a face amount of $2.3 million from Jefferson Bank at a cost of $1.6 million. The loan is secured by a property owned by a partnership in which an officer of the Company and the Chairman of the Company, together with his wife, are limited partners. The Company leases its headquarters space at such property. LLF and BCMI are also tenants at such property (see Note 10). In September 1997, the Company sold a senior lien interest in this loan to an unrelated party, recognizing a gain of $224,000.

         In June 1997, the Company acquired two loans with an aggregate face amount of $7.0 million from a partnership in which an officer of the Company and the Chairman of the Company, together with his wife, are limited partners. The officer of the Company was previously the general partner of such partnership. The Company acquired such loan at a cost of $3.0 million. In September 1997, the Company sold a senior lien interest in one loan to an unrelated third party and was paid off with respect to the other loan, recognizing an aggregate gain of $804,000.

         In June 1997 the Company sold two senior lien interests to two different limited partnerships for $875,000 and $2.25 million, realizing gains of $310,000 and $811,000, respectively. Officers and directors of the Company hold beneficial interests in these partnerships totalling 21.3% and 18.3%, respectively.

         In December 1996, the Company, through a subsidiary, acquired a loan with a face amount of $52.7 million from an unaffiliated third party at a cost of $19.3 million. The property securing such loan is owned by two partnerships:
1845 Associates (the "Building Partnership"), which owns the office building and Mutual Associates (the "Garage Partnership"), which owns the parking garage. Pursuant to a loan restructuring agreement entered into in 1993, prior to the Company having any interest in the loan, an affiliate of the holder of the loan is required to hold, as additional security for the loan, general partnership interests in both the Building Partnership and the Garage Partnership. The partnership interest in the Building Partnership was assigned to a limited partnership of which another subsidiary of the Company is general partner and RPI Partnership is limited partner. The partnership interest in the Garage Partnership was assigned to a limited partnership of which a third subsidiary of the Company is general partner and RPI Partnership is limited partner. RPI Partnership is a limited partnership in which officers of the Company, including the Chairman, are limited partners. Although the Company does not anticipate any economic benefit to RPI Partnership, any which may be received will be assigned and transferred to the Company.

         Management believes that any other such commercial real estate transactions and balances involving parties that may be considered to be related parties are not material.

         The Company administers the activities of certain energy partnerships that it sponsors (see Note 2). Energy service revenues primarily represent services provided to Partnerships and joint ventures managed by the Company. In accordance with industry practice, the Company charges each producing well in the Partnerships and joint ventures a fixed monthly overhead fee and a proportionate share of certain lease operating expenses. These charges are to reimburse the Company for certain operating and general and administrative expenses.

NOTE 4-INVESTMENTS IN REAL ESTATE LOANS

         The Company has focused its real estate activities on the purchase of income producing mortgages at a discount from both the face value of such mortgages and the appraised value of the properties underlying the mortgages. Cash received by the Company for payment on each mortgage is allocated between principal and interest with the interest portion of the cash received being recorded as income to the Company. Additionally, the

Company records as income the accretion of a portion of the discount to the underlying collateral value. This accretion of discount amounted to $4.1 million and $1.0 million during the years ended September 30, 1997 and 1996, respectively. As the Company sells senior lien interests or receives funds from refinancings in such mortgages, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investment in real estate loans.

         At September 30, 1997 and 1996, the Company held real estate loans having aggregate face values of $233.7 million and $79.1 million, respectively, which were being carried at aggregate costs of $88.8 million and $21.8 million, including cumulative accretion. Amounts receivable, net of senior lien interests, were $178.1 million and $61.8 million at September 30, 1997 and 1996, respectively. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the years ended September 30, 1997 and 1996:

                                                       Year Ended September 30,
                                                       ------------------------
                                                        1997             1996
                                                       ------           ------
                                                           (in thousands)

         Balance, beginning of year.................    $21,798       $17,991
         New loans..................................     71,720        15,127
         Additions to existing loans................      1,860         2,564
         Reserve for possible losses................       (400)           -
         Accretion of discount......................      4,124           954
         Collections of principal...................       (517)       (9,377)
         Cost of loans sold.........................     (9,769)       (5,461)
                                                        -------       -------
         Balance, end of year.......................    $88,816       $21,798
                                                        =======       =======

         A summary of activity in the Company's allowance for possible losses related to real estate loans for the year ended September 30, 1997 is as follows:

         Balance, beginning of year.................     $      -
         Provision for possible losses..............         400,000
         Writeoffs..................................            -
                                                            --------
         Balance, end of year.......................        $400,000
                                                            ========

NOTE 5-INVESTMENT IN DIRECT FINANCING LEASES

         Components of the net investment in direct financing leases as of September 30, 1997 and 1996, as well as future minimum lease payments receivable, including residual values, are as follows:

                                                                            September 30,
                                                                            -------------
                                                                          1997           1996
                                                                          ----           ----
                                                                            (in thousands)

         Total minimum lease payments receivable..............           $4,186           $847
         Initial direct costs, net of amortization............               75             67
         Unguaranteed residual................................              310             75
         Unearned lease income................................             (932)          (253)
         Allowance for possible losses........................             (248)            (7)
                                                                         -------          -----
         Net investment in direct financing leases............           $3,391           $729
                                                                         ======           ====

         At September 30, 1997, minimum lease payments for each of the five succeeding fiscal years are as follows: 1998 - $1.4 million; 1999 - $1.0 million; 2000 - $914,000; 2001 - $502,000; and 2002 - $365,000.

         A summary of activity in the Company's allowance for possible losses related to direct financing leases for the years ended September 30, 1997 and 1996 are as follows:

                                                                        Year Ended September 30,
                                                                        ------------------------
                                                                          1997            1996
                                                                          ----            ----
                                                                          (in thousands)

         Balance, beginning of year...........................            $   7           $  -
         Provision for possible losses........................              253              7
         Write offs...........................................              (12)             -
                                                                           -----           ---
         Balance, end of year.................................             $248            $ 7
                                                                           ====            ===

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

         Certain of the leases include options to purchase the underlying equipment at the end of the lease term at fair value or the stated residual which is not less that the book value at termination.

NOTE 6-LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                           September 30,
                                                                                           -------------
                                                                                        1997              1996
                                                                                        ----              ----
                                                                                            (in thousands)

12% senior unsecured notes payable, interest due semi-annually, principal due
August 2004........................................................................      $115,000        $    -

9.5% senior secured note payable, repaid in July 1997..............................          -              7,902

Loan payable to a bank, secured by a certificate of deposit, 20 equal semiannual installments of $32,143 through February, 2003, and quarterly payments of
interest at 1/2% above the prime rate through 2003 (See Note 9)....................           353             418

Unsecured loan, monthly installments of approximately $5,200 including interest at 2.25% above the prime rate (but not less than 7% nor greater than 14.25%)
through April 2004 at which time the unpaid balance is due. This loan was
refinanced in December 1996 .......................................................           -               536

Loans payable, secured by real estate, monthly installments totaling approximately $39,000 including interest ranging from prime (8.5% at September
30, 1997) to 10.25%, due at various times from December 2001 through
January 2019.......................................................................         3,216             215

Unsecured note payable, due in two equal annual Installments of principal and interest beginning March 1998, interest at LIBOR (6 9/32% at
September 30, 1997)................................................................           925            -
                                                                                         --------         -------
                                                                                          119,494           9,071
Less current maturities............................................................           708             105
                                                                                         --------         -------
                                                                                         $118,786         $ 8,966
                                                                                         ========         =======

         As of September 30, 1997 the long-term debt maturing over the next five years is as follows: 1998 - $708,000; 1999 - $727,000; 2000 - $285,000; 2001 -
$309,000; and 2002 - $712,000.

         In July 1997, the Company issued $115 million of 12% Senior Unsecured Notes (the "12% Notes") due August 2004 in a private placement. Provisions of the 12% Notes limit dividend payments, mergers and indebtedness, place restrictions on liens and guarantees and require the maintenance of certain financial ratios. At September 30, 1997, the Company was in compliance with such provisions. In November 1997, the Company filed a registration statement with the Securities and Exchange Commission offering to exchange the privately placed 12% Notes with a like amount of fully registered 12% Notes.

         In May 1994, the Company privately placed with an insurance company a 9.5% senior secured note in the principal amount of $8 million together with an immediately exercisable detachable warrant to purchase, at any time through May 24, 2004, 449,440 shares, subject to adjustment, of the Company's common stock at an exercise price of $3.38 per share. The value assigned to the warrant ($100,000) was accounted for as paid-in capital, resulting in a discount which was being amortized on a straight-line basis over the life of the note. The senior note was collateralized by substantially all of the Company's oil and gas properties and certain of the Company's real estate loans. This note was paid in full in July 1997 from proceeds of the offering of the 12% Notes. The warrants were exercised in July 1997. (See Note 8.)

         In December 1996, FLI, the Company's equipment leasing subsidiary, entered into a secured revolving credit and term loan facility with a maximum borrowing limit of $20 million with two banking institutions. Interest on the revolving credit and term loan borrowings is payable at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.75% and LIBOR plus 2.25% per annum, respectively. The credit facility expires on March 31, 1998 and is renewable annually at the lender's discretion. A commitment fee of 3/8% per annum is assessed on the unused portion of the borrowing limit. Borrowings under this facility are collateralized by the leases and the underlying equipment being financed and are guaranteed by the Company. The agreement contains certain covenants pertaining to FLI and the Company including the maintenance of certain financial ratios and restrictions on changes in the FLI's ownership and a key management position. During fiscal 1997, the maximum borrowing under this facility was $7.1 million, all of which was repaid prior to fiscal year end.

         In September 1997, FMF, the Company's residential mortgage lending business, entered into a secured credit facility with a maximum borrowing limit of $5 million with a banking institution. Interest on each draw under this facility is payable at FMFs election, at either the institution's prime rate, or at the federal funds rate plus 2.5%, or at an adjusted LIBOR plus 1.5%. The credit facility expires in September 1998 unless renewed by the parties. Borrowings under this facility are collateralized by the mortgage loans and the underlying property being financed. The agreement contains certain covenants pertaining to FMF and the Company including the maintenance of certain financial ratios. During fiscal 1997, there were no borrowings under this facility.

         In October 1997, FMF established a $15 million warehouse credit facility with a financial institution, bearing interest at LIBOR or, if unavailable, the interbank eurodollars market rate, plus 90 basis points. The facility is collateralized by a first lien interest in the loans being financed by facility draws. The facility expires in October 1998. The agreement contains certain covenants pertaining to FMF, including the maintenance of certain financial ratios.

         In October 1997, the Company obtained a $5 million credit facility from a banking institution for purposes of acquiring oil and gas assets. The credit facility permits draws based on a percentage of reserves of oil and gas properties pledged as security for the facility. Draws under the facility bear interest at the institution's prime rate plus 25 basis points. The facility terminates in June 1999. The agreement contains certain covenants pertaining to the Company, including the maintenance of certain financial ratios.

NOTE 7-INCOME TAXES

         The following table details the components of the Company's income tax expense for the fiscal years 1997, 1996 and 1995.

                                                                       Year Ended September 30,
                                                                       ------------------------
                                                                1997              1996             1995
                                                                ----              ----             ----
                                                                           (in thousands)

         Provision for federal income tax:
           Current...................................           $6,186           $1,147              $157
           Deferred..................................           (2,206)           1,059               473
                                                                -------          ------              ----
                                                                $3,980           $2,206              $630
                                                                ======           ======              ====

         A reconciliation between the statutory federal income tax rate and the Company's effective federal income tax rate is as follows:

                                                                        Year Ended September 30,
                                                                        ------------------------
                                                                 1997              1996              1995
                                                                 ----              ----              ----

         Statutory tax rate................................        34%              34%               34%
         Statutory depletion...............................       (2)               (4)              (4)
         Non-conventional fuel and low-income
           housing credits.................................       (3)              -                 (1)
         Tax-exempt interest...............................       (2)              -                -
         Adjustment to valuation allowance
           for deferred tax assets.........................      -                 -                 (7)
         Other.............................................      -                 -                 (3)
                                                                -----             ----              ----
                                                                   27%              30%               19%
                                                                =====             ====              ====

The components of the net deferred tax liability are as follows:

                                                                                     September 30,
                                                                                     -------------
                                                                                 1997             1996
                                                                                 ----             ----
                                                                                    (in thousands)

         Deferred tax assets:
           Tax credit carryforwards............................                  $  507         $      -
           Alternative minimum tax credit
            carryforwards......................................                       -                61
           Interest receivable.................................                   1,490                45
           Net operating loss carryforwards....................                     357                -
           Provision for losses................................                     220                -
                                                                                 ------          -------
                                                                                  2,574               106

         Deferred tax liabilities:
           Fixed asset basis difference........................                  (2,290)           (2,160)
           ESOP benefits.......................................                    (120)             (140)
           Other items, net....................................                    (164)              (12)
                                                                                 ------          --------
                                                                                 (2,574)           (2,312)
                                                                                 ------           -------
           Net deferred tax liability.........................                 $   -              $(2,206)
                                                                               ========           ========

NOTE 8-STOCKHOLDERS' EQUITY

         In July 1997, the Company issued 983,150 unregistered shares of the Company's common stock pursuant to the exercise of warrants held by the holder of the Company's 9.5% senior secured note payable due 2004, realizing proceeds of $3.66 million. The 983,150 shares were subsequently sold by the holder in a separate private placement to a small group of institutional investors.

         In December 1996, the Company closed a public offering of 1.66 million shares of its Common Stock. The Company received proceeds of $19.99 million, before offering expenses of $515,000, from the offering.

         In September 1996, the Company's shareholders authorized an amendment to the Certificate of Incorporation of the Company to increase the total authorized capital stock to 9 million shares, of which 8 million shares were Common Stock and 1 million shares were Preferred Stock.

         On December 20, 1995 and March 12, 1996, the Board of Directors declared 6% stock dividends on the Common Stock. Furthermore, on May 9, 1996 the Board of Directors authorized a five-for-two stock split effected in the form of a 150% stock dividend . These stock dividends resulted in the issuance of 1.2 million additional shares of Common Stock. Earnings per share and weighted average shares outstanding reflect the above transactions.

NOTE 9-EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

         The Company sponsors an Employee Stock Ownership Plan ("ESOP"), which is a qualified non-contributory retirement plan established to acquire shares of the Company's Common Stock for the benefit of all employees who are 21 years of age or older and have completed 1,000 hours of service for the Company. Contributions to the ESOP are made at the discretion of the Board of Directors. The ESOP has borrowed funds to purchase shares from the Company, which borrowed the funds for the loan to the ESOP from a bank.

         The Common Stock purchased by the ESOP with the money borrowed is held by the ESOP trustee in a suspense account. On an annual basis, a portion of the Common Stock is released from the suspense account and allocated to participating employees. Any dividends on ESOP shares are used to pay principal and interest on the loan. As of September 30, 1997, there were 113,930 shares allocated to participants which constitute substantially all shares in the plan. Compensation expense related to the plan amounted to $50,400, $50,300 and $91,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

         The loan from the bank to the Company is payable in semiannual installments through February 1, 2003. The loan from the Company to the ESOP was fully repaid in August 1996. Both the loan obligation and the unearned benefits expense (a reduction in shareholders' equity) will be reduced by the amount of any loan principal payments made by the Company.

Employee Savings Plan

         The Company sponsors an Employee Retirement Savings Plan and Trust under Section 401(k) of the Internal Revenue Code which allows employees to defer up to 10% of their income (subject to certain limitations) on a pretax basis through contributions to the savings plan. The Company matches up to 100% of each employee's contribution. Included in general and administrative expenses are $131,900, $44,700 and $28,100 for the Company's contributions for the years ended September 30, 1997, 1996 and 1995, respectively.

Stock Options

         The Company has three employee stock option plans, those of 1984, 1989 and 1997. The 1984 and 1989 plans authorize the granting of up to 56,180 and 589,890 (as amended during the fiscal year ended September 30, 1996) shares, respectively, of the Company's common stock in the form of incentive stock options ("ISO's"), non-qualified stock options and stock appreciation rights ("SAR's"). No further grants may be made under these two plans.

         In April 1997, the stockholders approved the Resource America, Inc., 1997 Key Employee Stock Option Plan ("Employee Plan"). This plan, for which 275,000 shares were reserved, provides for the issuance of ISO's and non-qualified stock options. In fiscal 1997, options for 25,000 shares were issued under this plan.

         Options under the 1984, 1989 and 1997 plans become exercisable as to 25% of the optioned shares each year after the date of grant, and expire not later than ten years after grant. The Company received $506,400 from the exercise of stock options in fiscal 1997.

         Transactions for all three stock option plans are as follows:

                                                                  Year Ended September 30,
                                    ------------------------------------------------------------------------------
                                               1997                       1996                       1995
                                    -------------------------- -------------------------- ------------------------
                                               Weighted                  Weighted                     Weighted
                                                Average                   Average                      Average
                                    Shares  Exercise Price    Shares  Exercise Price       Shares   Exercise Price
                                    ------  --------------    ------  --------------       ------   --------------

Outstanding - beginning of year      348,316    $  6.21       202,248      $2.88           202,248       $2.88
   Granted                            25,000    $ 39.50       202,248      $8.58                 -       $  -
   Exercised                        (144,663)   $  3.50       (28,090)     $2.76                 -       $  -
   Cancelled                           -        $    -        (28,090)     $2.76                 -       $  -
                                    --------                  -------                      -------
Outstanding - end of year            228,653    $ 11.56       348,316      $6.21           202,248       $2.88
                                    ========                  =======                      =======
Exercisable, at end of year           63,554    $  7.06       109,551      $2.92           101,124       $2.88
                                    ========                  =======                      =======
Available for grant                  250,000                      -                          5,618
                                    ========                  =======                      =======

Weighted average fair
 value per share of options
 granted during the year              $35.93                    $6.51                           -
                                      ======                    =====                          ===

                                            Outstanding                            Exercisable
                                 ------------------------------------        ----------------------
                                            Weighted
                                             Average       Weighted          Weighted
  Range of                                 Contractual      Average          Average
Exercise Prices                 Shares     Life (Years)   Exercise Price      Shares    Exercise Price
---------------                 ------     ------------   --------------      ------    --------------

$2.76 - $3.04                    16,854        5.56           $  2.76          16,854        $ 2.76
$8.19 - $9.01                   186,799        5.66           $  8.61          46,700        $ 8.61
$39.50 - $39.50                  25,000        9.91           $ 39.50           -            $39.50
                                -------                                      --------
                                228,653                                        63,554
                                =======                                        ======

         In addition, a key employee of Fidelity Leasing, Inc. ("FLI"), a wholly owned subsidiary of the Company, has received options to purchase 10% of the common stock of FLI (1 million shares) at an aggregate price of $220,000 and, should FLI declare a dividend, will receive payments on the options in an amount equal to the dividends that would have been paid on the shares subject to the options had they been issued. In the event that, prior to becoming a public company, FLI issues stock to anyone other than the Company or the key employee, the employee is entitled to receive such additional options as will allow him to maintain a 10% equity position in FLI upon exercise of all options held by such employee (excluding shares issuable pursuant to the employee option plan referred to below), at an exercise price equal to the price paid or value received in the additional issuance. FLI does not anticipate making any such issuances.

         The options issued to the key employee vest 25% per year beginning in March 1997 (becoming fully invested in March 2000), and terminate in March 2005. The options become fully vested and immediately exercisable in the event of a change in control of FLI. The key employee has certain rights, commencing after March 5, 2000, to require FLI to register his option shares under the Securities Act of 1933. In the event FLI does not become a public company by March 5, 2001, the key employee may require that FLI thereafter buy, for cash, FLI shares subject to his options at a price equal to ten times FLI's net earnings (as defined in the agreement) per share for the fiscal year ended immediately prior to the giving of notice of his exercise of this right. FLI is required to purchase 25% of such employee's shares in each year following such employee's exercise of this right.

         FLI has also established another option plan providing for the granting of options, at the discretion of FLI's board of directors, for up to 500,000 shares of common stock to other employees of FLI. As of September 30, 1997, options for 393,000 shares had been issued to certain employees.

         Transactions for both FLI stock option plans are as follows:

                                                                            Year Ended September 30,
                                                           -----------------------------------------------------
                                                                      1997                     1996
                                                           --------------------------  -------------------------
                                                                         Weighted                    Weighted
                                                                          Average                     Average
                                                            Shares     Exercise Price    Shares   Exercise Price
                                                            ------     --------------    ------   --------------

         Outstanding - beginning of year                   1,000,000         $.22             -        $ -
            Granted                                          393,000         $.22       1,000,000      $.22
            Exercised                                           -            $  -             -        $ -
            Cancelled                                           -            $  -             -        $ -
                                                           ---------                    ---------
         Outstanding - end of year                         1,393,000         $  -       1,000,000      $.22
                                                           =========                    =========
         Exercisable, at end of year                         250,000         $.22               -      $ -
                                                           =========                    =========
         Available for grant                                 107,000                      500,000
                                                           =========                    =========

         Weighted average fair
          value per share of options
          granted during the year                          $     .11                    $     .10
                                                           =========                    =========

                                             Outstanding                            Exercisable
                               -------------------------------------------   --------------------------
                                             Weighted
                                             Average           Weighted                     Weighted
  Range of                                 Contractual         Average                       Average
Exercise Prices                 Shares     Life (Years)     Exercise Price    Shares      Exercise Price
---------------                 ------     ------------     --------------    ------      --------------
$.22 - $.22                   1,393,000        8.79              $.22         250,000          $.22
                              =========                                       =======

         Fidelity Mortgage Funding, Inc. ("FMF"), another wholly-owned subsidiary of the Company (and in which the Company owns 17 million shares of common stock), has established an option plan pursuant to which 3 million shares of FMF's common stock (representing 15% of FMF's common stock on a fully-diluted basis) have been reserved for options which may be issued to key employees. Under the program, a director and officer of the Company who is also the Chairman of FMF has received options to purchase 2 million shares (representing 10% of FMF's common stock on a fully-diluted basis) at an aggregate price of $235,294 ($.118 per share) and, should FMF declare a dividend, will receive payments on the options in an amount equal to the dividends that would have been paid on the shares subject to the options had they been issued. The options generally will have the same terms as those relating to the FLI options, except that (i) the option term and vesting period commenced in April 1997 and (ii) the period during which the officer/director may sell FMF shares to FMF will commence in April 2002. The options become fully vested and immediately exercisable in the event of a change in control or potential change in control of FMF or the Company. In addition, as part of the program, at September 30, 1997, FMF had granted options to (i) its President and Chief Operating Officer to purchase 800,000 shares at an aggregate price of $100,000 ($.125 per share) (representing 4% of FMF's common stock on a fully-diluted basis), and (ii) to certain other of its employees to purchase 145,000 shares at an aggregate price of $18,125 ($.125 per share), leaving 55,000 shares reserved for issuance of options under the plan at September 30, 1997.

         Transactions for the FMF stock option plan are as follows:

                                                        Year Ended September 30, 1997
                                                        -----------------------------
                                                                          Weighted
                                                                          Average
                                                        Shares         Exercise Price
                                                        ------         --------------

         Outstanding - beginning of year                     -               -
            Granted                                      2,945,000        $.120
            Exercised                                        -               -
            Cancelled                                        -               -
                                                        ----------
         Outstanding - end of year                       2,945,000         $.120
         Exercisable, at end of year                         -                -
                                                        ==========
         Available for grant                                55,000
                                                        ==========

         Weighted average fair
          value per share of options
          granted during the year                       $      .06
                                                        ==========

                                             Outstanding                            Exercisable
                              -------------------------------------------    -------------------------
                                              Weighted
                                              Average        Weighted                      Weighted
  Range of                                  Contractual       Average                       Average
Exercise Prices                 Shares      Life (Years)   Exercise Price    Shares     Exercise Price
---------------                 ------      ------------   --------------    ------     --------------

$.118 - $.125                 2,945,000        9.63             $.120           -                -

         As discussed in Note 2, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for these employee stock arrangements.

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. No such options were granted in fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 or 10 years following vesting; stock volatility, 96%, 87% and 144% in 1997, 1996 and 1995 respectively; risk free interest rate, 6.6%, 6.0% and 6.0% in 1997, 1996 and 1995 respectively; and no dividends during the expected term. The

Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $10.5 million ($2.40 per share) in fiscal 1997.

         In addition to the various stock option plans, in May 1997 the stockholders approved the Resource America, Inc. Non-Employee Director Deferred Stock and Defined Compensation Plan (the "Director Plan") for which 25,000 shares were reserved for issuance. Each director vests in shares granted under the Director Plan on the fifth anniversary of the date of grant. If a director terminates service prior to such fifth anniversary, all of the shares granted are forfeited. In May 1997, 1,000 shares were granted under the Director Plan to each of the Company's four non-employee directors. The fair value of the grants ($22.50 per share, $90,000 in total) is being charged to operations over the five year vesting period.

NOTE 10-COMMITMENTS

         The Company leases office space under leases with varying expiration dates through 2002 (see Note 3). Rental expense was $238,600, $188,900 and $60,500 for the years ended September 30, 1997, 1996 and 1995, respectively. At September 30, 1997, future minimum rental commitments for the next five fiscal years were as follows:

                    1998......................            $445,300
                    1999......................             437,000
                    2000......................             437,000
                    2001......................             415,100
                    2002......................             399,800

         As of September 30, 1997, the Company had outstanding commitments to fund the purchase of equipment which it intends to lease, with an aggregate cost of $11.4 million. The Company believes, based on its past experience, that approximately $4.0 million will be funded.

         As of September 30, 1997, subsidiaries of the Company had two warehouse lines of credit which allow them to borrow up to $25 million. As of September 30, 1997, no funds were outstanding with respect to these lines of credit.

         The Company has an employment agreement with its Chairman pursuant to which the Company has agreed to provide him with a supplemental employment retirement plan ("SERP") and with certain financial benefits upon termination of his employment. Under the SERP, he will be paid an annual benefit of 75% of his Average Income after he has reached Retirement Age (each as defined in the employment agreement). Upon termination, he is entitled to receive lump sum payments in various amounts of between 25% and five times Average Compensation (depending upon the reason for termination) and, for termination due to disability, a monthly benefit equal to the SERP benefit (which will terminate upon commencement of payments under the SERP). During fiscal 1997, the Company accrued $240,000 with respect to these commitments.

NOTE 11-ACQUISITIONS

         In June 1997, the Company acquired equity interests in 288 wells (representing 78 wells net to the Company's interest) and operating rights to an additional 62 wells, together with 220 miles of natural gas pipelines and 21,830 gross acres (9,340 net acres) of mineral rights, for $1.25 million in cash, $925,000 by a note and 17,000 shares of the Company's Common Stock. The acquisition was accounted for as a purchase and, accordingly, the assets and liabilities acquired have been recorded at their estimated fair market values at the date of acquisition. The purchase price resulted in an excess of costs over net assets acquired (goodwill) of approximately $400,000, which is being amortized on a straight line basis over 15 years.

         In April 1997, the Company acquired all the outstanding shares of Bryn Mawr Resources, Inc. ("BMR") for 579,623 shares of common stock. BMR's only asset was 579,623 shares of the Company's Common Stock held by subsidiaries of BMR (excluding 3,807 shares of the Company's Common Stock attributable to minority interests held by third parties in BMR's subsidiaries).

         These acquisitions were immaterial to the results of operations of the Company, and therefore pro forma information is excluded.

NOTE 12-INDUSTRY SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in three principal industry segments - real estate, leasing and energy. Segment data for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                  Year Ended September 30,
                                              --------------------------------
                                                1997        1996        1995
                                                ----        ----        ----
                                                       (in thousands)
         Revenue:
           Real estate                        $ 19,144     $ 7,171     $ 6,114
           Leasing                               7,162       4,466        -
           Energy                                5,608       5,157       5,332
           Corporate                               930         197         148
                                              --------     -------     -------
                                              $ 32,844     $16,991     $11,594
                                              ========     =======     =======

         Depreciation, Depletion and
         Amortization:
           Real estate                        $     36     $    38    $     37
           Leasing                                 398         204        -
           Energy                                1,202       1,061       1,254
           Corporate                               (22)         65          44
                                              --------     -------     -------
                                              $  1,614     $ 1,368     $ 1,335
                                              ========     =======     =======

         Operating Profit (Loss):
           Real estate                        $ 16,546     $ 6,281     $ 5,276
           Leasing                               2,457       1,916        -
           Energy                                1,699       1,646       1,317
           Corporate                            (5,845)     (2,497)     (3,248)
                                              ---------    --------    --------
                                              $ 14,857     $ 7,346     $ 3,345
                                              ========     =======     =======

         Identifiable Assets:
           Real estate                        $ 92,287     $22,087     $18,225
           Leasing                              10,647       3,019         991
           Energy                               15,016      12,675      13,790
           Corporate                            77,169       6,178       4,544
                                              --------     -------     -------
                                              $195,119     $43,959     $37,550
                                              ========     =======     =======

         Capital Expenditures:
           Real Estate                        $     59    $     17    $    172
           Leasing                                 585         531         -
           Energy                                1,513         501         637
           Corporate                               507          48           8
                                              --------    --------   ---------
                                              $  2,664     $ 1,097    $    817
                                              ========     =======    ========

         Operating profit (loss) represents total revenue less costs attributable thereto, including interest and provision for possible losses, and less depreciation, depletion and amortization, excluding general corporate expenses.

         The Company's natural gas is sold under contract to various purchasers. For the years ended September 30, 1997 and 1996, gas sales to two purchasers accounted for 29% and 12% and 29% and 13% of the Company's total production revenues, respectively. Gas sales to one purchaser individually accounted for 15% of total revenues for the year ended September 30, 1995.

         In commercial mortgage loan acquisition and resolution, interest and fees earned from a single borrower in the fiscal year ended September 30, 1997 approximated 20%, while for the fiscal year ended September 30, 1996 interest and fees from a (different) single borrower approximated 24% of total revenues. No single borrower generated revenues in excess of 10% in fiscal 1995.

NOTE 13-SUPPLEMENTAL OIL AND GAS INFORMATION

         Results of operations for oil and gas producing activities:

                                                                      Year Ended September 30,
                                                                ----------------------------------------
                                                                 1997              1996             1995
                                                                 ----              ----             ----
                                                                           (in thousands)

         Revenues.................................              $3,936           $3,421            $3,452
         Production costs.........................              (1,636)          (1,421)           (1,502)
         Exploration expenses.....................                (187)            (161)             (230)
         Depreciation, depletion, and
            amortization..........................                (712)            (781)             (922)
         Income taxes.............................                (197)             (96)             -
                                                                -------         -------            ------
         Results of operations for
            producing activities..................              $1,204           $  962            $  798
                                                                ======           ======            ======

Capitalized Costs Related to Oil and Gas Producing Activities

         The components of capitalized costs related to the Company's oil and gas producing activities (less impairment reserve of $28,000 in fiscal 1997, $22,000 in fiscal 1996 and $30,000 in fiscal 1995), are as follows:

                                                                             September 30,
                                                               ------------------------------------------
                                                                 1997             1996             1995
                                                                           (in thousands)

         Proved properties........................             $23,254          $22,549           $22,416
         Unproved properties......................                 846              482               650
         Pipelines, equipment and other
            interests.............................               2,445            2,540             2,488
                                                               -------          -------           -------
         Total....................................              26,545           25,571            25,554
         Accumulated depreciation, depletion
           and amortization.......................             (15,145)         (14,306)          (13,590)
                                                               -------          -------           -------
             Net capitalized costs................             $11,400          $11,265           $11,964
                                                               =======          =======           =======

Costs Incurred in Oil and Gas Producing Activities

         The costs incurred by the Company in its oil and gas activities during fiscal years 1997, 1996 and 1995 are as follows:

                                                                       Year Ended September 30,
                                                                 --------------------------------------
                                                                 1997            1996              1995
                                                                 ----            ----              ----
                                                                            (in thousands)

         Property acquisition costs:
           Unproved properties.......................            $321            $  2              $  5
           Proved properties.........................             782             157               388
         Exploration costs...........................             238             317               317
         Development costs...........................             144             176               211

Oil and Gas Reserve Information (unaudited)

         The Company's estimates of net proved developed oil and gas reserves and the present value thereof have been verified by E.E. Templeton & Associates, Inc., an independent petroleum engineering firm. The Company does not estimate the value of its proven undeveloped reserves.

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

         The standardized measure of discounted future net cash flows is information provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry.

                                                                                 Gas              Oil
                                                                                (mcf)            (bbls)
                                                                                -----            ------

         Balance at September 30, 1994........................               12,112,116          296,859
         Purchases of reserves in-place.......................                  893,104           23,284
         Current additions....................................                  430,330            3,641
         Sales of reserves in-place...........................                  (79,294)            (628)
         Revisions to previous estimates......................                  624,471           14,423
         Production...........................................               (1,198,245)         (36,420)
                                                                             ----------          -------
         Balance at September 30, 1995........................               12,782,482          301,159

         Purchase of reserves in-place........................                  293,602            8,880
         Current additions....................................                  237,070              726
         Sales of reserves in-place...........................                  (18,645)          (1,885)
         Revision to previous estimates.......................                  723,242           35,002
         Production...........................................               (1,165,477)         (33,862)
                                                                             ----------          -------
         Balance at September 30, 1996........................               12,852,274          310,020

         Purchase of reserves in-place........................                1,903,853           45,150
         Current additions....................................                   15,984                0
         Sales of reserves in-place...........................                   (1,393)               0
         Revision to previous estimates.......................                1,614,704           38,654
         Production...........................................               (1,227,887)         (35,811)
                                                                             ----------          -------
         Balance at September 30, 1997........................               15,157,535          358,013
                                                                             ==========          =======

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

                                                                     Year Ended September 30,
                                                              ------------------------------------------
                                                                1997              1996             1995
                                                                ----              ----             ----
                                                                            (in thousands)

         Future cash inflows............................      $42,634          $ 34,516         $ 30,257
         Future production and
            development costs...........................      (21,585)          (16,764)         (15,200)
         Future income tax expense......................       (2,740)           (2,732)          (1,260)
                                                              -------          --------         --------
         Future net cash flows..........................       18,309            15,020           13,797
         Less 10% annual discount for
           estimated timing of cash flows...............       (8,186)           (6,671)          (5,987)
                                                              -------          --------         --------
         Standardized measure of discounted
           future net cash flows........................      $10,123          $  8,349         $  7,810
                                                              =======          ========         ========

         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved developed oil and gas reserves after income taxes.

                                                                       Year Ended September 30,
                                                              ------------------------------------------
                                                                1997              1996             1995
                                                                ----              ----             ----
                                                                          (in thousands)

         Balance, beginning of year......................     $ 8,349            $7,810           $7,961
         Increase (decrease) in discounted
           future net cash flows:
         Sales and transfers of oil and gas
           net of related costs..........................      (2,411)           (1,928)          (1,870)
         Net changes in prices and production
           costs.........................................         512             1,392             (187)
         Revisions of previous quantity
           estimates.....................................       2,483               697              418
         Extensions, discoveries, and improved
           recovery less related costs...................          10               145              253
         Purchases of reserves in-place..................       1,474               242              612
         Sales of reserves in-place, net of
           tax effect....................................          (1)              (26)             (46)
         Accretion of discount...........................         997               851              842
         Net change in future income taxes...............         (14)             (924)            (240)
         Other...........................................      (1,276)               90               67
                                                             ---------          -------          -------
         Balance, end of year............................     $10,123            $8,349           $7,810
                                                              =======            ======           ======

NOTE 14 - FORMATION OF RESOURCE ASSET INVESTMENT TRUST

         The Company is the sponsor of Resource Asset Investment Trust (the "REIT"), a recently formed real estate investment trust. The REIT has been formed to acquire and provide mortgage financing in situations that generally do not conform to the debt underwriting standards of institutional lenders or sources that provide financing through securitization.

         The REIT has filed a Registration Statement with the Securities and Exchange Commission with respect to the public offer and sale of its common shares of beneficial interest ("Common Shares"). The Company plans to acquire 815,000 Common Shares upon the completion of the offering at a cost anticipated to be $13.95 per share (representing the anticipated initial public offering price net of underwriting discounts or commissions). After acquisition of such shares, the Company would own approximately 9.8% of the REIT's outstanding Common Shares (8.6% assuming exercise by the underwriters of their over-allotment option).

         The chairman of the REIT is the spouse of the chairman of the Company; their son, who is not otherwise an officer or director of the Company, is the Company's representative on the REIT's board of trustees. The Company has undertaken to sell certain of its loans, or interests therein, to the REIT, and will be reimbursed for certain of its costs in connection with its sponsorship of the REIT, upon completion of the public offering.



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III



ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The information required by this item is set forth under the caption "Directors and Executive Officers" of the Company's definitive proxy statement, with respect to its 1998 annual meeting of shareholders, to be filed on or before January 28, 1998 (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item is set forth under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Party Transactions" in the Proxy Statement, and are incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

         (a)      The following documents are filed as part of this Form 10-K:


                  1.       Financial Statements
                                    Report of Independent Certified
                                         Public Accountants
                                    Consolidated Balance Sheets
                                    Consolidated Statements of Income
                                    Consolidated Statements of Changes in
                                         Stockholders' Equity
                                    Consolidated Statements of Cash Flows
                                    Notes to Consolidated Financial Statements


                  2.       Financial Statement Schedules

                           a.       Inapplicable
                           b.       Schedule IV - Mortgage Loans on Real Estate

                           All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and the Notes thereto.

                  3.       Exhibit No.      Description

                               2. Agreement and Plan of Merger among Tri-Star Financial Services, Inc., Frank Pellegrini, Resource Tri-Star Acquisition Corp. and the Registrant

                               3.1          Restated Certificate of
                                            Incorporation of the Registrant.(1)

                               3.2          Bylaws of the Registrant, as
                                            amended.(1)

                               4.1 Indenture with respect to 12% Senior Notes due 2004 (including form of note).(2)

                               10.1 1984 Key Employee Stock Option Plan, as amended.(3)

                               10.2 1989 Key Employee Stock Option Plan, as amended.(3)

                               10.3         Employee Stock Ownership Plan.(4)

                               10.4         1997 Key Employee Stock Option
                                            Plan.(5)

                               10.5         1997 Stock Option Plan for
                                            Directors.(5)

                               10.6 1997 Non-Employee Director Deferred Stock and Defined Compensation Plan.(5)

                               10.7         Employment Agreement between Edward
                                            E. Cohen and Registrant(6)

                               10.8         Contribution Agreement between
                                            Resource Leasing, Inc. and Abraham
                                            Bernstein.(1)

                               10.9         Employment Agreement between
                                            Fidelity Leasing, Inc. and Abraham
                                            Bernstein.(1)

                               10.10        Employment Agreement between
                                            Fidelity Mortgage Funding, Inc. and
                                            Daniel G. Cohen.(6)

                               10.11 Loan and Security Agreement between CoreStates Bank, N.A. and First Union National Bank, and
                                            Registrant.(7)

                               10.12        Warehousing Agreement between
                                            Fidelity Mortgage Funding, Inc. and
                                            CoreStates Bank, N.A.

                               10.13 Master Loan and Security Agreement between Fidelity Mortgage Funding, Inc. and Morgan Stanley Mortgage Capital Inc.

                               10.14 Loan Agreement between Registrant and KeyBank, N.A.

                               11.1 Calculation of Primary and Fully Diluted Earnings per Share.

                               21.1         List of Subsidiaries.

                               23.1         Consent of E. E. Templeton &
                                            Associates, Inc.

                               27           Financial Data Schedule.


----------
(1) Filed previously as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-13905) and by this reference incorporated herein.
(2) Filed previously as an Exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-40231) and by this reference incorporated herein.
(3) Filed previously as an Exhibit to the Company's Registration Statement on Form S-8 May 2, 1996 and by this reference incorporated herein.
(4) Filed previously as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1989 and by this reference incorporated herein.
(5) Filed previously as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(6) Filed previously as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(7) Filed previously as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RESOURCE AMERICA, INC. (Registrant)

December 17, 1997                    By:    /s/ Edward E. Cohen
                                           -----------------------
                                             Chairman of the Board, Chief
                                             Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 17, 1997.

/s/ Edward E. Cohen                    Chairman of the Board, Chief Executive
------------------------------         Officer and President
EDWARD E. COHEN

/s/ Scott F. Schaeffer                 Executive Vice President and Director
------------------------------
SCOTT F. SCHAEFFER

/s/ Daniel G. Cohen                    Executive Vice President and Director
------------------------------
DANIEL G. COHEN

/s/ Michael L. Staines                 Senior Vice President, Secretary and
------------------------------         Director
MICHAEL L. STAINES

/s/ Carlos C. Campbell                 Director
------------------------------
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin                    Director
------------------------------
ANDREW M. LUBIN

/s/ Alan D. Schrieber                  Director
------------------------------
ALAN D. SCHRIEBER

/s/ John S. White                      Director
------------------------------
JOHN S. WHITE

/s/ Steven J. Kessler                  Senior Vice President and Chief Financial
------------------------------         Officer
STEVEN J. KESSLER

/s/ Nancy J. McGurk                    Vice President-Finance and Treasurer
------------------------------         (Chief Accounting Officer)
NANCY J. McGURK

                                   SCHEDULE IV

                      RESOURCE AMERICA, INC. & SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE

                               September 30, 1997


                                                                         Final          Periodic                      Face
                                                                       Maturity         Payment        Prior       Amount of
Description                         Interest Rate                        Date            Terms         Liens       Mortgages
-----------                         -------------                      ---------        --------       -----       ---------

First Mortgages
Hotel/Commercial Office, GA         Fixed rate of 14%                  12/31/15           (a)        $   -         $ 5,800,000
Hotel, NE                           Fixed rate of 14.5%                09/30/02           (a)            -           6,005,000
Apartment Building, FL              Fixed rate of 13%                  07/01/00           (a)            -           4,100,000
Office Building, NC                 Fixed rate of 11.5%                12/31/11           (a)            -           3,500,000
Apartment Building, NJ              Fixed rate of 11.25%               09/01/05           (a)            -          11,615,000
Apartment Building, CT              Fixed rate of 10.85%               09/01/05           (a)            -           7,520,000
Apartment Building, PA              Fixed rate of 14%                  10/01/02           (a)            -             400,000
Office/Retail Building, PA          Fixed rate of 14%                  12/31/02           (a)            -           8,580,000
  4 loans, amounts ranging          Two loans with fixed rates
  of from $100,000 to $7,580,000      16%; remaining loan rates from
                                      9.7% to 10.6%

Junior Lien Loans
Rental Apartments, 14 loans,        Five loans with fixed rates atFrom 06/01/88           -         19,321,800      32,638,000
  original loan amounts ranging       12%, all remaining loans have to 10/01/07
  from $618,000 to $7,193,000         varying rates from 7.3% to 16%
  in PA, NJ and NC                  One loan with interest at 85% of
                                      the 30-day rate on $100,000
                                      CDs as published by the Wall
                                      Street Journal plus 2.75%
Condominium Units, NC               Fixed rate of 8.0%                 03/31/02           (a)      $ 2,361,000       3,550,000

Office buildings, 8 loans, original Fixed rate from 9% to 12%     From 07/31/98           (a)        7,803,300      19,836,000
  amounts ranging from $900,000       prime plus 3.5% and prime     to 09/30/03
  to $20,000,000 in PA, VA,           plus 5%
  NJ and Washington, D.C.                                              09/30/99           (a)
Office Building, PA                 Fixed rate of 8%                   01/01/02           (a)        8,000,000      40,644,000
Office Building, Washington, D.C.,
  2 loans                           Fixed rate of 12%                  11/30/98           (a)        6,744,200      13,283,000

                           RESTUBBED FROM TABLE ABOVE

                                                                                                                      Principal
                                                                         Final          Periodic       Carrying       Subject to
                                                                       Maturity         Payment       Amount of       Delinquent
Description                         Interest Rate                        Date            Terms        Mortgages         Interest
-----------                         -------------                      ---------        --------      ---------       ----------

First Mortgages
Hotel/Commercial Office, GA         Fixed rate of 14%                  12/31/15           (a)         $ 6,102,725          -
Hotel, NE                           Fixed rate of 14.5%                09/30/02           (a)           3,816,425       $  -
Apartment Building, FL              Fixed rate of 13%                  07/01/00           (a)           2,826,741          -
Office Building, NC                 Fixed rate of 11.5%                12/31/11           (a)           3,074,544          -
Apartment Building, NJ              Fixed rate of 11.25%               09/01/05           (a)           7,451,074          -
Apartment Building, CT              Fixed rate of 10.85%               09/01/05           (a)           4,704,270          -
Apartment Building, PA              Fixed rate of 14%                  10/01/02           (a)             400,000          -
Office/Retail Building, PA          Fixed rate of 14%                  12/31/02           (a)           8,580,000          -
  4 loans, amounts ranging          Two loans with fixed rates
  of from $100,000 to $7,580,000      16%; remaining loan rates from
                                      9.7% to 10.6%

Junior Lien Loans
Rental Apartments, 14 loans,        Five loans with fixed rates atFrom 06/01/88           -            12,098,621         80,860
  original loan amounts ranging       12%, all remaining loans have to 10/01/07
  from $618,000 to $7,193,000         varying rates from 7.3% to 16%
  in PA, NJ and NC                  One loan with interest at 85% of
                                      the 30-day rate on $100,000
                                      CDs as published by the Wall
                                      Street Journal plus 2.75%
Condominium Units, NC               Fixed rate of 8.0%                 03/31/02           (a)           3,572,780          -

Office buildings, 8 loans, original Fixed rate from 9% to 12%     From 07/31/98           (a)           8,377,760        114,932
  amounts ranging from $900,000       prime plus 3.5% and prime     to 09/30/03
  to $20,000,000 in PA, VA,           plus 5%
  NJ and Washington, D.C.                                              09/30/99           (a)
Office Building, PA                 Fixed rate of 8%                   01/01/02           (a)          16,615,724          -
Office Building, Washington, D.C.,
  2 loans                           Fixed rate of 12%                  11/30/98           (a)           5,297,790          -


                                                                         Final          Periodic                     Face
                                                                       Maturity         Payment        Prior       Amount of
Description                         Interest Rate                        Date            Terms         Liens       Mortgages
-----------                         -------------                      ---------        --------       -----       ---------

Industrial Building, Pasadena, CA   2.75% over the average cost of     05/01/01           (a)      $ 2,000,000    $  3,000,000
                                      funds to FSLIC-insured savings
                                      and loan institutions
Retail Buildings, 6 loans,          Fixed rates from 8.5% to 13.6%    From 11/01/98       -          9,309,800      19,945,000
  original loan amounts ranging       One loan with variable interest   to 12/31/19
  from $1,776,000 to $5,198,000 in    90% of prime plus 5%
  CA, MN, PA, VA and WV                                                                            -----------    ------------
                                                                                                   $55,540,100    $180,416,000
                                                                                                   ===========    ============

                           RESTUBBED FROM TABLE ABOVE

                                                                                                                     Principal
                                                                         Final          Periodic      Carrying       Subject to
                                                                       Maturity         Payment      Amount of       Delinquent
Description                         Interest Rate                        Date            Terms       Mortgages         Interest
-----------                         -------------                      ---------        --------     ---------       ----------

Industrial Building, Pasadena, CA   2.75% over the average cost of     05/01/01           (a)       $    328,767      $   -
                                      funds to FSLIC-insured savings
                                      and loan institutions
Retail Buildings, 6 loans,          Fixed rates from 8.5% to 13.6%    From 11/01/98       -            5,968,897          -
  original loan amounts ranging       One loan with variable interest   to 12/31/19
  from $1,776,000 to $5,198,000 in    90% of prime plus 5%
  CA, MN, PA, VA and WV                                                                              -----------       --------
                                                                                                     $89,216,118       $195,792
                                                                                                     ===========       ========



         Reconciliation of the total carrying amount of real estate loans for the year follows:

         Balance at October 1, 1996                            $21,797,768
           Additions during the period:
            New mortgage loans               $71,720,511
            Amortization of discount           4,123,670
            Additions of existing loans        1,860,117        77,704,298
                                             -----------       -----------
                                                               $99,502,066
         Deductions during the period:
          Collections of principal               517,136
          Cost of mortgages sold               9,768,812        10,285,948
                                             -----------       -----------
         Balance at September 30, 1997                         $89,216,118
                                                               ===========



(a) All net cash flows from the property
(b) Cost for Federal income tax purposes equals $90,054,045