Form 10-Q
period 1997-12-31
RESOURCE AMERICA INC
filed 1998-02-12
CIK 83402

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997
                                              -------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___________ to __________

                          Commission file number 0-4408
                                                 ------

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

              1521 Locust Street, Philadelphia, Pennsylvania 19102
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 546-5005
                                 --------------
              (Registrant's telephone number, including area code)

                  --------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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

             4,748,537 Shares                January 31, 1998

                             RESOURCE AMERICA, INC.

                                      INDEX

                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 -------
PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets - December 31, 1997 (Unaudited)
                    and September 30, 1997......................................................     3

                  Consolidated Statements of Income (Unaudited) -
                    Quarter Ended December 31, 1997 and 1996....................................     5

                  Consolidated Statement of Stockholders' Equity (Unaudited) -
                    Quarter Ended December 31, 1997.............................................     6

                  Consolidated Statements of Cash Flows (Unaudited) -
                    Quarter Ended December 31, 1997 and 1996....................................     7

                  Notes to Consolidated Financial Statements (Unaudited)........................     9

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................................    11

PART II.          OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K..............................................    19

                                       -2-

                          PART I. FINANCIAL INFORMATION

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

==================================================================================================================

                                                                            December 31,           September 30,
                                                                                1997                   1997
                                                                            ------------           -------------
                                                                            (Unaudited)
ASSETS

Current Assets
      Cash and cash equivalents...............................                $ 28,086                $ 69,279
      Accounts and notes receivable...........................                   5,309                   2,414
      Prepaid expenses and other current assets...............                     948                     576
                                                                              --------                --------
               Total Current Assets...........................                  34,343                  72,269
Investments in Real Estate Loans
  (less allowance for possible losses of $468
   and $400)   ...............................................                 128,884                  88,816

Notes Secured by Equipment Leases.............................                   9,008                   4,761

Net Investment in Direct Financing Leases
 (less allowance for possible losses of $492
   and $248)   ...............................................                   4,206                   3,391

Property and Equipment
      Oil and gas properties and equipment
        (successful efforts)..................................                  25,967                  24,939
      Gas gathering and transmission facilities...............                   1,609                   1,606
      Other    ...............................................                   3,652                   2,874
                                                                              --------                --------
                                                                                31,228                  29,419
      Less - accumulated depreciation, depletion,
        and amortization......................................                 (16,073)                (15,793)
                                                                              --------                 -------
                                                                                15,155                  13,626
Other Assets   ...............................................                  16,323                  12,256
                                                                             ---------                --------
                                                                              $207,919                $195,119
                                                                              ========                ========

   The accompanying notes are an integral part of these financial statements.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                   (continued)

==================================================================================================================

                                                                            December 31,           September 30,
                                                                                1997                    1997
                                                                            ------------           -------------
                                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current maturities of long-term debt....................               $   5,100               $     708
      Accounts payable........................................                   1,754                   1,339
      Accrued interest........................................                   6,180                   2,734
      Accrued liabilities.....................................                   2,884                   1,967
      Estimated income taxes..................................                     772                   4,093
                                                                             ---------               ---------
      Total Current Liabilities...............................                  16,690                  10,841

Long-term Debt, less current maturities.......................                 118,116                 118,786

Deferred Income Taxes.........................................                     826                   --

Other Long-term Liabilities...................................                   1,830                     663

Commitments and Contingencies.................................                   --                      --

Stockholders' Equity
      Preferred stock, $1.00 par value, 1,000,000
        authorized shares.....................................                   --                      --
      Common stock, $.01 par value, 8,000,000
        authorized shares.....................................                      55                      54
      Additional paid-in capital..............................                  59,343                  56,787
      Retained earnings.......................................                  25,486                  22,005
      Less treasury stock, at cost............................                 (14,074)                (13,664)
      Less loan receivable from Employee
        Stock Option Plan ("ESOP")............................                    (353)                   (353)
                                                                              --------                --------
      Total Stockholders' Equity..............................                  70,457                  64,829
                                                                              --------                --------
                                                                              $207,919                $195,119
                                                                              ========                ========

   The accompanying notes are an integral part of these financial statements.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)

==================================================================================================================

                                                                            Quarter Ended December 31,
                                                                          ------------------------------
                                                                            1997                  1996
                                                                          --------              --------
Revenues
      Real estate finance.....................................              $ 9,392              $ 3,219
      Equipment leasing.......................................                3,172                1,202
      Energy: production......................................                1,232                  950
            : services........................................                  583                  389
      Interest on corporate investments.......................                  691                   78
      Other...................................................                    7                    6
                                                                            -------              -------
                                                                             15,077                5,844

Costs and Expenses
      Real estate finance.....................................                1,523                  163
      Equipment leasing.......................................                1,325                  883
      Energy: production and exploration......................                  574                  412
            : services........................................                  309                  224
      General and administrative..............................                  927                  592
      Depreciation and amortization...........................                  508                  379
      Interest ...............................................                3,870                  409
      Provision for possible losses...........................                  318                   10
                                                                            -------              -------
                                                                              9,354                3,072
                                                                            -------              -------
Income from operations........................................                5,723                2,772

Other Income
      Gain on sale of property................................                    3                   88
                                                                            -------              -------

Income before income taxes....................................                5,726                2,860
Provision for federal income taxes............................                1,775                  575
                                                                            -------              -------
      Net Income..............................................              $ 3,951              $ 2,285
                                                                            =======              =======
Net Income per Common Share - Basic...........................              $   .83              $   .91
                                                                            =======              =======
Weighted average common shares outstanding....................                4,733                2,507
                                                                            =======              =======
Net income per common share - Diluted.........................              $   .81              $   .66
                                                                            =======              =======
Weighted average common shares................................                4,906                3,476
                                                                            =======              =======

   The accompanying notes are an integral part of these financial statements.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
         (in thousands except number of shares and share issuance data)

                                       Common Stock           Additional                         Treasury Stock
                                   --------------------         Paid-In       Retained       ---------------------
                                   Shares        Amount         Capital       Earnings       Shares         Amount
---------------------------------------------------------------------------------------------------------------------
Balance, October 1, 1997          5,410,645         $54         $56,787        $22,005      (709,048)      $(13,664)

---------------------------------------------------------------------------------------------------------------------

Treasury shares issued                                               34                        1,366             30

Issuance of common stock             49,956           1           2,522

Treasury shares acquired                                                                     (10,000)          (440)

Dividends ($.10 per share)                                                        (470)

Net income                                                                       3,951
                                 ----------        ----         -------        -------       -------       --------
Balance, December 31, 1997        5,460,601         $55         $59,343        $25,486      (717,682)      $(14,074)
                                  =========         ===         =======        =======       =======       ========



                                         ESOP            Total
                                         Loan         Stockholders'
                                      Receivable         Equity
----------------------------------------------------------------------

Balance, October 1, 1997                 $(353)          $64,829

----------------------------------------------------------------------

Treasury shares issued                                        64

Issuance of common stock                                   2,523

Treasury shares acquired                  --                (440)

Dividends ($.10 per share)                                  (470)

Net income                                                 3,951
                                         -----           -------
Balance, December 31, 1997               $(353)          $70,457
                                         =====           =======


   The accompanying notes are an integral part of these financial statements.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

====================================================================================================================

                                                                                  Quarter Ended December 31,
                                                                              ---------------------------------
                                                                                1997                     1996
                                                                              --------                 --------
Cash Flows from Operating Activities:
      Net income.......................................................         $3,951                  $2,285
      Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization..................................            508                     379
        Amortization of discount on senior notes and
          deferred finance costs.......................................            208                      24
        Provision for possible losses..................................            318                      10
        Accretion of discount..........................................         (1,666)                   (793)
        Deferred income taxes..........................................            826                     382
        Gain on asset dispositions.....................................         (4,740)                   (785)
        Change in operating assets and liabilities
          net of effects from purchase of subsidiaries:
          (Increase) decrease in accounts receivable...................         (3,086)                    316
          (Increase) decrease in prepaid expenses and
            other current assets.......................................           (372)                    236
          Increase in accounts payable.................................            367                     377
          Increase in other current liabilities........................          1,043                     409
                                                                               -------                  ------
      Net Cash Provided by (Used In)
        Operating Activities...........................................         (2,643)                  2,840

Investing Activities:
      Acquisition of business, less cash acquired......................           (997)                   --
      Cost of equipment acquired for lease.............................        (15,972)                 (4,411)
      Capital expenditures.............................................         (1,811)                   (130)
      Proceeds from sales or refinancings of assets....................         56,305                   2,323
      Increase in notes receivable.....................................           (355)                   --
      Payments received in excess of revenue
        recognized on leases and mortgages.............................            437                      76
      Increase in other assets.........................................           (974)                 (1,536)
      Increase in other long-term liabilities..........................          1,168                    --
      Investments in real estate loans.................................        (79,232)                (28,881)
                                                                               -------                 -------
      Net Cash Used In Investing Activities............................        (41,431)                (32,559)

   The accompanying notes are an integral part of these financial statements.

                    RESOURCE AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                   (continued)

====================================================================================================================

                                                                                  Quarter Ended December 31,
                                                                              ---------------------------------
                                                                                1997                     1996
                                                                              --------                 --------
Financing Activities:
      Long-term borrowings............................................         $ --                    $15,570
      Short-term borrowings...........................................           6,670                    (110)
      Proceeds from issuance of common stock..........................              85                  19,659
      Dividends paid ($.10 per share).................................            (470)                   (190)
      Principal payments on long-term borrowings......................            (704)                 (2,043)
      Principal payments on short-term borrowings.....................          (2,245)                  --
      Increase in other assets........................................             (15)                  --
      Purchase of treasury stock......................................            (440)                  --
                                                                               -------                --------
      Net Cash Provided by Financing Activities.......................           2,881                  32,886

Increase (decrease) in cash and cash equivalents......................         (41,193)                  3,167
Cash and cash equivalents at beginning of period......................          69,279                   4,154
                                                                               -------                --------
Cash and cash equivalents at end of period............................         $28,086                $  7,321
                                                                               =======                ========

   The accompanying notes are an integral part of these financial statements.

Note 1 - Management's Opinion Regarding Interim Financial Statements

      In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim period included herein have been made.

      Certain reclassifications have been made to the consolidated financial statements for the quarter ended December 31, 1996 to conform with the quarter ended December 31, 1997.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended September 30, 1997, included in the Company's Annual Report on Form 10-K.

Note 2 - Cash Flows Statement

      Supplemental disclosure of cash flow information:

                                                                                 Quarter Ended December 31,
                                                                              --------------------------------
                                                                                1997                    1996
                                                                              --------                --------
                                                                                       (in thousands)
      Cash paid during the quarter for:
        Interest..............................................                  $  173                  $575
        Income taxes..........................................                   4,180                   450

                                                      ------------------------------

      Non-cash activities include the following:
        Notes received in exchange for -
          Sale of leases......................................                  $3,891                $3,260
          Sale of mortgages...................................                   8,093                  --
          Sale of a senior lien interest......................                   1,000                  --
        Stock issued in acquisition...........................                   2,500                  --

                                                      ------------------------------

      Details of acquisition:
        Fair value of assets acquired.........................                  $3,545                 $--
        Liabilities assumed...................................                     (48)                 --
        Stock issued..........................................                  (2,500)                 --
                                                                                ------                 ---
      Net cash paid...........................................                  $  997                 $--
                                                                                ======                 ===

                                       -9-

Note 3 - Investments in Real Estate

      The Company has focused its commercial real estate activities on the purchase of income producing mortgage loans at a discount to both the face value of such loans and the appraised value of the property underlying the mortgage. Cash received by the Company as payment on each mortgage is allocated between principal and interest, with the interest portion of the cash received being recorded as income to the Company. Additionally, the Company records as income the accrual of a portion of the discount to the underlying collateral value. This "accretion of discount" amounted to $1.7 million and $793,000 during the quarters ended December 31, 1997 and 1996, respectively. As the Company sells senior lien interests or receives funds from refinancings in such loans, a portion of the cash received is utilized to reduce the cumulative accretion of discount included in the carrying value of the Company's investment in real estate loans.

      At December 31, 1997, the Company held commercial real estate loans having aggregate face values of $318.7 million, which were being carried at an aggregate cost of $117.0 million, including cumulative accretion of $4.8 million.

Note 4 - Investment in Direct Financing Leases

         Components of the net investment in direct financing leases as of December 31, 1997 are as follows:

                                                          December 31, 1997
                                                          -----------------
                                                            (in thousands)

    Total future minimum lease payments receivable             $5,383
    Initial direct costs, net of amortization                      95
    Unguaranteed residual                                         425
    Unearned lease income                                      (1,205)
    Allowance for possible losses                                (492)
                                                               ------
    Net investment in direct financing leases                  $4,206
                                                               ======

         At December 31, 1997, minimum lease payments required to be made by lessees to the Company under existing direct financing leases for each of the five succeeding fiscal years are as follows: 1998 - $1.2 million; 1999 - $1.3 million; 2000 - $1.2 million; 2001 - $859,000; and 2002 - $667,000.

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

Results of Operations:  Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized in the Company's real estate finance operations during the periods indicated:

                                                                                 Quarter Ended December 31,
                                                                                 --------------------------
                                                                                   1997            1996
                                                                                 --------        --------
                                                                                      (in thousands)

Commercial Mortgage Loan Acquisition and Resolution:
         Interest......................................................           $2,722           $  634
         Accreted discount.............................................            1,666              793
         Fees..........................................................            1,775            1,407
         Gains on refinancings and
          sale of senior lien interests................................            1,528              385
                                                                                  ------          -------
                                                                                   7,691            3,219

Non-Conforming Residential Mortgage Lending:
         Gains on sale of residential mortgage loans...................            1,421            --
         Interest......................................................              280            --
                                                                                  ------          -------
                                                                                  $9,392           $3,219
                                                                                  ======           ======

                                      -11-

         The following table sets forth certain information relating to expenses incurred in the Company's real estate finance operations during the periods indicated:

                                                                                 Quarter Ended December 31,
                                                                                 --------------------------
                                                                                   1997             1996
                                                                                 --------         ---------
                                                                                      (in thousands)
         Commercial Mortgage Loan Acquisition
           and Resolution..............................................           $  380             $163
         Non-Conforming Residential Mortgage Lending...................            1,143             --
                                                                                  ------            ---
                                                                                  $1,523             $163
                                                                                  ======             ====

         During the first quarter of fiscal 1998, the Company purchased or originated four real estate mortgage loans for a total cost of $63.3 million (including $35.3 million of costs with respect to one loan which were reduced immediately upon loan acquisition by first mortgage financing arranged by the Company), as compared to the purchase of four loans for a total cost of $27.9 million in the first quarter of fiscal 1997. The average investment in the four loans (excluding the $35.3 million financing referred to in the preceding sentence) was $7.0 million and ranged from a high of $14.6 million to a low of $1.5 million whereas in the first quarter of fiscal 1997, the average investment in the four loans was $7.0 million and ranged from a high of $19.2 million to a low of $507,000. In addition, during the first quarter of fiscal 1998 the Company originated a construction loan with respect to a hotel property in Savannah, Georgia, in the amount of $3.6 million, of which $280,000 was drawn down during the quarter. The Company also increased its investment in certain existing loans by an aggregate of $2.0 million and $1.0 million in the first quarters of fiscal 1998 and 1997, respectively, for the purpose of paying for property improvement costs, unpaid taxes and similar items relating to properties underlying portfolio loans. The increased investments had been anticipated by the Company at the time of loan acquisitions and were included in its analysis of loan costs and yields. The average balance of the Company's investment in real estate loans was $102.9 million and $35.7 million for the first quarters of fiscal 1998 and fiscal 1997. The Company purchased certain loan assets in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998 which have not yet been refinanced or in which senior lien interests have not yet been sold. Refinancings and senior lien interests generally bear lower rates of interest and are included within the balance of the obligation owed to the Company, thereby typically increasing the Company's yield on its funds remaining invested. As a consequence of the increase in loans which have not yet been refinanced or in which senior lien interests have not yet been sold, the Company's yield on its average loan balances decreased in the first quarter of fiscal 1998 to 30% from 36% in the first quarter of fiscal 1997.

         Revenues from commercial mortgage loan acquisition and resolution operations increased to $7.7 million in the first quarter of fiscal 1998 from $3.2 million in the first quarter of fiscal 1997, an increase of 139%. The increase in the first quarter of fiscal 1998 was attributable to (i) an increase of $3.0 million (207%) in interest income (including accretion of discount) resulting from an increase in the average amount of loans outstanding during that period as compared to the same period in the prior fiscal year; (ii) gains recognized on the refinancing of loans and sale of senior lien interests in loans held by the Company which increased to $1.5 million in the first quarter of fiscal 1998 from $385,000 in the first quarter of fiscal 1997, an increase of $1.1 million (297%), as a result of an increased number of loans refinanced or in which senior lien interests were sold (six in the first quarter of 1998, resulting in gross proceeds of $5.3 million, as compared to three in the first quarter of fiscal 1997, resulting in gross proceeds of $2.2 million); and (iii) an increase in fee income to $1.8 million in the first quarter of fiscal 1998 from $1.4 million in first quarter of fiscal 1997, an increase of $368,000 (26%). Of these fees, $830,000 were for financial advisory and consultation services related to the organization and capitalization of Resource Asset Investment Trust ("RAIT"), a newly formed mortgage REIT which completed an initial public offering of its stock in January 1998 for which the Company acted as the sponsor. The Company also received a $900,000 fee for services to a borrower whose loan the Company later acquired. Gains on sale of loans and fees vary from transaction to transaction and there may be significant variations in the Company's gain on sale and fee income from period to period.

         Costs and expenses of the Company's commercial mortgage loan acquisition and resolution operations increased $217,000 (133%) in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The increase was primarily a result of higher personnel costs associated with the expansion of this operation.

         As a consequence of the foregoing, the Company's gross profit from commercial mortgage loan acquisition and resolution operations increased to $7.3 million in the first quarter of fiscal 1998 from $3.1 million in the first quarter of fiscal 1997 (139%).

         On October 1, 1997, the Company's non-conforming residential mortgage lending business commenced operations. On November 5, 1997 the Company acquired Tri-Star Financial Services, Inc. ("Tri-Star"), an originator of non-conforming residential mortgage loans, for $3.5 million of which $2.5 million was paid with shares of the Company's common stock and the remainder in cash. During the first quarter of fiscal 1998 the Company originated 263 non-conforming residential loans (including residential loans originated by Tri-Star subsequent to its acquisition) for a cost of $11.8 million and acquired a portfolio of 37 loans for a cost of $2.7 million.

         The Company sold residential mortgage loans with a book value of $11.0 million during the first quarter of fiscal 1998 in exchange for cash of $4.3 million and a note (from an unaffiliated third party) with a carried value of $8.1 million, resulting in a gain on sale of $1.4 million. Costs and expenses associated with residential mortgage lending operations were $1.1 million, reflecting the commencement of operations during the quarter.

Results of Operations: Equipment Leasing

         The following table sets forth certain information relating to the revenue recognized in the Company's equipment leasing operations during the periods indicated:

                                                                                Quarter Ended December 31,
                                                                                --------------------------
                                                                                  1997             1996
                                                                                --------         ---------
                                                                                      (in thousands)
         Gain on sale of leases........................................           $1,788           $  313
         Interest and fees.............................................              601               76
         Partnership management........................................              531              513
         Lease finance placement and advisory services.................              252              300
                                                                                  ------          -------
                                                                                  $3,172           $1,202
                                                                                  ======           ======

         The following table sets forth certain information relating to expenses recognized in the Company's equipment leasing operations during the periods indicated:

                                                                                Quarter Ended December 31,
                                                                                --------------------------
                                                                                  1997             1996
                                                                                --------         ---------
                                                                                      (in thousands)
         Small ticket leasing..........................................           $  797             $353
         Partnership management........................................              338              372
         Lease finance placement and advisory services.................              190              158
                                                                                  ------            -----
                                                                                  $1,325             $883
                                                                                  ======             ====

         During the first quarter of fiscal 1998 the Company experienced continued growth in its leasing business, originating 1,551 leases having a cost of $16.0 million, as compared to 307 leases having a cost of $4.4 million during the first quarter of fiscal 1997. In the first quarter of fiscal 1998, the Company sold leases with a book value of approximately $14.4 million to a special-purpose financing entity in return for cash of $12.3 million and a note with a face value of $3.9 million, as compared to the first quarter of fiscal 1997, when the Company sold leases with a book value of $3.0 million in exchange for a note with a face value of $3.3 million. Revenues from equipment leasing increased to $3.2 million in the first quarter of fiscal 1998 from $1.2 million in the first quarter of fiscal 1997, an increase of $2.0 million (164%). The increase in revenues in the first quarter of fiscal 1998 was attributable to (i) an increase in the gain on sale of leases of $1.5 million (471%) resulting from the increased number of leases originated by the Company and, thus, available for sale; and (ii) an increase in interest and fee income of $525,000 (691%) resulting from the increased volume of lease transactions.

         Equipment leasing costs and expenses increased $442,000 (50%) in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. This increase was primarily a result of higher operating costs associated with the increase in lease originations.


Results of Operations: Energy

         During the first quarter of fiscal 1998 oil and gas production revenues increased 30%, compared to the same period of the previous fiscal year. A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                                                                                Quarter Ended December 31,
                                                                                --------------------------
                                                                                   1997            1996
                                                                                ----------       ---------
         Revenues (in thousands)
         Gas ..........................................................           $1,017             $755
         Oil ..........................................................              201              185

         Production Volumes (in thousands)
         Gas (mcf/day).................................................            4,198            3,309
         Oil (bbls/day)................................................              124               91

         Average Sales Price
         Gas (per mcf).................................................           $ 2.63           $ 2.48
         Oil (per bbl).................................................            17.52            22.19

         Natural gas revenues increased 35% in the quarter ended December 31, 1997, compared to the same period of the prior fiscal year, due to a 27% increase in production volumes. Additionally, the average sales price per mcf increased 6% in the quarter ended December 31, 1997.

         Oil revenues increased 9% in the quarter ended December 31, 1997, compared to the same period of fiscal 1997, due to a 36% increase in production volumes which was partially offset by a 21% decrease in the average sales price per barrel as compared to the quarter ended December 31, 1996. Both gas and oil volumes were favorably impacted by two acquisitions of producing properties located in Ohio and New York. These acquisitions accounted for an increase of 32% and 15% in gas and oil volumes, respectively, as compared to the first quarter of fiscal 1997. The Company spent $1.8 million to acquire interests in 431 wells during the 1997 fiscal year.

         A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas, for the quarters ended December 31, 1997 and 1996 is as follows:

                                                                                Quarter Ended December 31,
                                                                                --------------------------
                                                                                  1997             1996
                                                                                --------         ---------
         Production Costs
         As a percent of sales.........................................              42%              38%
         Gas (mcf).....................................................           $1.14            $1.03
         Oil (bbl).....................................................           $6.79            $6.19

         Production costs increased 42% ($153,000) in the quarter ended December 31, 1997 from the quarter ended December 31, 1996 as a result of the acquisition of the working interests mentioned above.

         Amortization of oil and gas property costs as a percentage of oil and gas revenues was 15% in the quarter ended December 31, 1997 compared to 19% in the quarter ended December 31, 1996. The variance from year to year is directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.

Results of Operations: Other Income (Expense)

         Interest income increased 786% ($613,000) in the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996 as a result of the substantial increase in the Company's uncommitted cash balances ($69.3 million at the beginning of the first quarter of fiscal 1998 as compared to $4.2 million at the beginning of the first quarter of fiscal 1997), and the temporary investment of such balances. The Company deployed $41.2 million of its cash balances during the first quarter of fiscal 1998 in its real estate finance and equipment leasing operations, reducing its cash balance to $28.1 million at the end of the first quarter of fiscal 1998.

         General and administrative expense increased 57% ($335,000) in the quarter ended December 31, 1997, as compared to the quarter ended December 31, 1996, primarily as a result of the payment of compensation and benefits to executive officers and occupancy costs.

         Interest expense increased to $3.9 million in the first quarter of fiscal 1998 from $409,000 in the first quarter of fiscal 1997, an increase of $3.5 million (846%) reflecting the increase in borrowings to fund the growth of the Company's real estate finance and equipment leasing operations. In July 1997, the Company issued $115 million of its 12% Senior Notes.

         The effective tax rate increased to 31% in the quarter ended December 31, 1997 from 20% in the quarter ended December 31, 1996 resulting from higher anticipated earnings in fiscal 1998 as compared to fiscal 1997 and anticipated stability in the amount of depletion, tax credits and tax exempt interest.

Liquidity and Capital Resources

         The Company's primary liquidity needs are for continued expansion of its real estate finance and small ticket leasing subsidiaries, activities that are the core of the Company's growth strategy. The Company will add to its commercial mortgage loan acquisition and resolution loan portfolio as economically attractive opportunities become available and will also continue to originate non-conforming residential loans. In addition, it expects substantial ongoing growth in its small ticket leasing activities. In energy, the Company is seeking to add to its reserve base through selective acquisition of producing properties and other assets and further development of its mineral interests. The Company from time to time may also consider acquisitions of energy industry companies.

         Thus far, the Company has been able to finance each of these activities through a variety of sources, including internally generated funds, borrowings, and the sale of its notes and common stock. The Company expects to finance future activities in a similar manner and is exploring public and/or private financings that would provide it with a significant increase in liquidity and capital to permit additional growth.

         Sources and (uses) of cash for the quarters ended December 31, 1997 and 1996 were as follows:

                                                                                Quarter Ended December 31,
                                                                                --------------------------
                                                                                   1997            1996
                                                                                ----------       ---------
                                                                                      (in thousands)

         Provided by (used in) operations..............................          $(2,643)         $ 2,840
         (Used in) investing activities................................          (41,431)         (32,559)
         Provided by financing activities..............................            2,881           32,886
                                                                                --------          -------
                                                                                $(41,193)         $ 3,167
                                                                                ========          =======

         The Company had $28.1 million in cash and cash equivalents on hand at December 31, 1997, as compared to $69.3 million at September 30, 1997. The Company's ratio of current assets to current liabilities was 2.1:1 at December 31, 1997 and 6.7:1 at September 30, 1997. Working capital at December 31, 1997 was $17.7 million as compared to $61.4 million at September 30, 1997.

         Cash used in operating activities in the first quarter of fiscal 1998 increased $5.5 million as compared to the first quarter of fiscal 1997.

         The Company's cash used in investing activities increased $8.9 million in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. This increase resulted primarily from an increase in the amount of cash used to fund real estate finance and small ticket leasing activities. In commercial mortgage loan acquisition and resolution, the Company invested $62.6 million and $27.9 million in the acquisition or origination of five and four loans in the first quarters of fiscal years 1998 and 1997, respectively. In addition, the Company advanced funds on existing loans of $2.0 million and $1.0 million, respectively, in the same periods. Proceeds received upon refinancings or sales of participations amounted to $39.6 million and $2.2 million in the first quarters of fiscal years 1998 and 1997, respectively. These proceeds reflect the refinancing or sale of participations in six and three loans, respectively, for which gains were recognized on five and one of these loans, respectively.

         The Company invested $14.5 million in 300 non-conforming residential mortgage loans during the quarter ended December 31, 1997. Cash proceeds from the sale of some of these loans amounted to $4.3 million. In addition, the Company sold approximately 234 of these loans for $8.3 million, paid by a promissory note of which $6.2 million is payable in the second quarter of fiscal 1998.

         In small ticket leasing, cost of equipment acquired for lease represents the equipment cost and initial direct costs associated with leasing operations. Proceeds received upon the sale of lease equipment receivables totaled $12.3 million in the quarter ended December 31, 1997.

         Increase in other assets of $974,000 principally represents a note of $765,000 from the purchaser of a loan from the Company.

         The Company's cash flow provided by financing activities decreased $30.0 million during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. In the first quarter of fiscal 1998, the Company's non-conforming residential mortgage loan business borrowed $6.7 million under its warehouse line and repaid $2.2 million. In the first quarter of fiscal 1997, the Company completed a public offering of shares of its common stock, receiving net proceeds of $19.6 million, and borrowed $14.1 million to finance its commercial mortgage loan and acquisition operations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits:
                  2.       Agreement and Plan of Merger among Tri-Star Financial Services, Inc.
                           Frank Pellegrini, Resource Tri-Star Acquisition Corp. and the Company.(3)

                  4.1      Restated Certificate of Incorporation of the Company.(1)

                  4.2      Bylaws of the Company, as amended.(1)

                  4.3      Form of Certificate for Common Stock.(1)

                  4.4      Indenture with respect to 12% Senior Notes due 2004 (including form of note).(2)

                  11       Calculation of Basic and Diluted Earnings per share.

                  27       Financial Data Schedule.

---------------------------
(1) Filed previously as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-13905) and by this reference incorporated herein.
(2) Filed previously as an Exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-40231) and by this reference incorporated herein.
(3) Filed previously as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1997.


         b)       Reports on Form 8-K

                  During the quarter for which this report is being filed, the Registrant filed a current report on Form 8-K dated December 17, 1997, reporting that it anticipates filing a registration statement with respect to an underwritten public offering of up to 2,000,000 shares of its common stock (which may include shares offered by certain existing stockholders). The offering will be made in order to increase the working capital available for the Company's business operations.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RESOURCE AMERICA, INC.
                                 (Registrant)


Date: February 12, 1998          By:  /s/ Steven J. Kessler
      -----------------             -----------------------
                                    Steve J. Kessler
                                    Senior Vice President and Chief Financial
                                    Officer



Date: February 12, 1998          By:  /s/ Nancy J. McGurk
      -----------------             ---------------------
                                    Nancy J. McGurk
                                    Vice President - Finance and Treasurer