Form 10-Q
period 1998-03-31
RESOURCE AMERICA INC
filed 1998-05-12
CIK 83402

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                                -------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________to __________

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

               ---------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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

                  6,504,985 Shares            April 30, 1998

                             RESOURCE AMERICA, INC.

                                      INDEX

                                                                                             PAGE
                                                                                            NUMBER
                                                                                            ------

PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets - March 31, 1998 (Unaudited)
               and September 30, 1997......................................................   3-4

             Consolidated Statements of Income (Unaudited)
               Three Months and Six Months Ended March 31, 1998
               and 1997....................................................................     5

             Consolidated Statement of Changes In Stockholders' Equity
                (Unaudited) Six Months Ended March 31, 1998................................     6

             Consolidated Statements of Cash Flows (Unaudited)
               Six Months Ended March 31, 1998 and 1997....................................   7-8

             Notes to Consolidated Financial Statements (Unaudited)........................  9-12

  Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................... 13-22

PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K...............................................    23

                                       -2-

                          PART I. FINANCIAL INFORMATION

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              March 31,             September 30,
                                                                                1998                    1997
                                                                              --------                --------
                                                                             (Unaudited)
ASSETS
Current Assets
      Cash and cash equivalents...............................                $ 22,625                $ 69,279
      Accounts and notes receivable...........................                   4,644                   2,414
      Prepaid expenses and other current assets...............                   2,024                     576
                                                                              --------                --------
               Total Current Assets...........................                  29,293                  72,269
Investments in Real Estate Loans
  (less allowance for possible losses of $716
   and $400)   ...............................................                 182,624                  88,816

Notes Secured by Equipment Leases.............................                  14,113                   4,761

Net Investment in Direct Financing Leases
 (less allowance for possible losses of $827
   and $248)   ...............................................                   1,585                   3,391
Investment in Marketable Securities...........................                   9,125                    --
Property and Equipment
      Oil and gas properties and equipment
        (successful efforts)..................................                  26,012                  24,939
      Gas gathering and transmission facilities...............                   1,625                   1,606
      Other    ...............................................                   4,312                   2,874
                                                                              --------                --------
                                                                                31,949                  29,419
      Less - accumulated depreciation, depletion,
        and amortization......................................                 (16,452)                (15,793)
                                                                              --------                 -------
                                                                                15,497                  13,626
Other Assets   ...............................................                  17,103                  12,256
                                                                              --------                --------
                                                                              $269,340                $195,119
                                                                              ========                ========

   The accompanying notes are an integral part of these financial statements.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                   (continued)

================================================================================

                                                                             March 31,             September 30,
                                                                               1998                     1997
                                                                              --------               ---------
                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current maturities of long-term debt....................                $    679               $     708
      Borrowings under credit facilities......................                   3,008                       -
      Accounts payable........................................                   1,207                   1,339
      Accrued interest........................................                   2,338                   2,734
      Accrued liabilities.....................................                   3,048                   1,967
      Estimated income taxes..................................                     426                   4,093
                                                                              --------               ---------
      Total Current Liabilities...............................                  10,706                  10,841

Long-term Debt, less current maturities.......................                 177,583                 118,786
Deferred Income Taxes.........................................                   1,028                   --
Other Long-term Liabilities...................................                   2,063                     663
Commitments and Contingencies.................................                   --                      --
Stockholders' Equity
      Preferred stock, $1.00 par value, 1,000,000
        authorized shares...................................                     --                      --
      Common stock, $.01 par value, 49,000,000
        authorized shares.....................................                      55                      54
      Unrealized gain on investment reported at
        fair value, net of tax................................                   1,483                   --
      Additional paid-in capital..............................                  59,433                  56,787
      Retained earnings.......................................                  31,326                  22,005
      Less treasury stock, at cost............................                 (14,016)                (13,664)
      Less loan receivable from Employee
        Stock Option Plan ("ESOP")............................                    (321)                   (353)
                                                                              --------               ---------
      Total Stockholders' Equity..............................                  77,960                  64,829
                                                                              --------               ---------
                                                                              $269,340               $ 195,119
                                                                              ========               =========

   The accompanying notes are an integral part of these financial statements.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)

                                                                     Three Months               Six Months
                                                                    Ended March 31,            Ended March 31,
                                                                    ---------------            ---------------
                                                                 1998          1997          1998          1997
                                                                 ----          ----          ----          ----
Revenues
Real estate finance......................................      $15,875        $3,778       $25,267        $6,997
Equipment leasing........................................        3,452         1,674         6,624         2,876
Energy: production.......................................        1,048           947         2,280         1,898
      : services.........................................          487           361         1,070           750
Interest and other.......................................          443           100         1,141           198
                                                               -------        ------       -------       -------
                                                                21,305         6,860        36,382        12,719

Costs and Expenses
Real estate finance......................................        2,985           188         4,508           352
Equipment leasing........................................        1,465           906         2,790         1,800
Energy:  production and exploration......................          571           425         1,145           837
      :  services........................................          299           223           608           447
General and administrative...............................        1,289           656         2,216         1,250
Depreciation and amortization............................          708           392         1,216           771
Interest    .............................................        4,171           610         8,041         1,017
Provision for possible losses............................          623           136           941           146
                                                               -------        ------       -------        ------
                                                                12,111         3,534        21,465         6,620
                                                               -------        ------       -------        ------

Income from Operations...................................        9,194         3,326        14,917         6,099

Other Income (Expense)
Gain [loss] on sale of property..........................        --              (17)            3            71
                                                               -------        ------       -------        ------

Income before income taxes...............................        9,194         3,309        14,920         6,170
Provision for income taxes...............................        2,875           775         4,650         1,350
                                                               -------        ------       -------        ------
Net Income...............................................      $ 6,319        $2,534       $10,270        $4,820
                                                               =======        ======       =======        ======
Net Income per Common Share - Basic......................        $1.33          $.71         $2.17         $1.59
                                                               =======        ======       =======        ======
Weighted average common shares outstanding...............        4,749         3,552         4,741         3,033
                                                               =======        ======       =======        ======
Net Income per Common Share - Diluted....................        $1.29          $.55         $2.09         $1.19
                                                               =======        ======       =======        ======
Weighted average common shares...........................        4,916         4,625         4,911         4,045
                                                               =======        ======       =======        ======

                 The accompanying notes are an integral part of
                          these financial statements.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
         (in thousands except number of shares and share issuance data)


                                                      Unrealized
                                                      Gain on
                                                      Investment
                                  Common Stock        Reported at    Additional             Treasury Stock     ESOP         Total
                               -------------------    Fair Value,    Paid-In    Retained  ------------------   Loan    Stockholders'
                               Shares       Amount    Net of Tax     Capital    Earnings  Shares      Amount   Receivable    Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 1, 1997 .   5,410,645   $       54  $       --  $   56,787 $   22,005   (709,048) $  (13,664)  $   (353)  $ 64,829

-----------------------------------------------------------------------------------------------------------------------------------

Treasury shares issued ...                                               98                 4,116          88                   186

Issuance of common stock .      55,574            1                   2,548                                                   2,549

Unrealized net gain on
  investment .............                                1,483                                                               1,483

Treasury shares acquired .                                                                (10,000)       (440)                 (440)

Dividends ($.20 per share)                                                        (949)                                        (949)

Repayment of ESOP loan ...                                                                                            32         32

Net income ...............                                                      10,270                                       10,270
                            ----------   ----------  ----------  ---------- ---------- ----------  ----------   --------   --------
Balance, March 31, 1998 ..   5,466,219   $       55  $    1,483  $   59,433 $   31,326    714,932  ($  14,016)  ($   321)  $ 77,960
                            ==========   ==========  ==========  ========== ========== ==========  ==========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                  Six Months Ended March 31,
                                                                                 1998                    1997
                                                                                 ----                    ----
Cash Flows from Operating Activities:
      Net income.......................................................        $ 10,270                 $4,820
      Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization..................................           1,216                    771
        Property impairments...........................................              63                     --
        Amortization of discount on senior notes and
          deferred finance costs.......................................             444                     55
        Provision for possible losses..................................             941                    146
        Collection of interest income .................................           2,769                    174
        Accretion of discount..........................................          (3,597)                (1,503)
        Deferred income taxes..........................................             362                    117
        Gain on asset dispositions.....................................         (15,987)                (3,096)
      Change in operating assets and liabilities
          net of effects from purchase of subsidiaries:
          (Increase) decrease in accounts receivable...................          (2,230)                   534
          Increase in prepaid expenses and other
            current assets.............................................          (1,448)                  (304)
          Increase (decrease) in accounts payable......................            (180)                    17
          Increase (decrease) in other current liabilities.............          (2,895)                   580
                                                                               --------                 ------
      Net Cash Provided by (Used in)
        Operating Activities...........................................         (10,272)                 2,311

Investing Activities:
      Acquisition of business, less cash acquired......................            (997)                    --
      Cost of equipment acquired for lease.............................         (32,966)               (11,478)
      Capital expenditures.............................................          (2,654)                  (258)
      Proceeds from sales or refinancings of assets....................         119,103                  8,397
      Principal payments on notes receivable...........................           5,539                  1,878
      Payments received in excess of revenue
        recognized on leases and mortgages.............................           1,205                    720
      Increase in other assets.........................................          (8,058)                (2,217)
      Increase in other long-term liabilities..........................           1,400                     --
      Investments in real estate loans.................................        (178,560)               (30,394)
                                                                               --------                -------
      Net Cash Used in Investing Activities............................         (95,988)               (33,352)

   The accompanying notes are an integral part of these financial statements.

                    RESOURCE AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                   (continued)



                                                                                  Six Months Ended March 31,
                                                                                1998                     1997
                                                                               -------                 -------
Financing Activities:
      Long-term borrowings................................................     $60,000                 $14,070
      Short-term borrowings...............................................      22,211                   5,000
      Proceeds from issuance of common stock..............................         234                  19,609
      Dividends paid ($.20 per share).....................................        (949)                   (545)
      Principal payments on long-term borrowings..........................      (1,201)                   (560)
      Principal payments on short-term borrowings.........................     (19,203)                 (4,750)
      Increase in other assets............................................      (1,046)                   (153)
      Purchase of treasury stock..........................................        (440)                     --
                                                                               -------                 -------
      Net Cash Provided by Financing Activities...........................      59,606                  32,671

Increase (decrease) in cash and cash equivalents..........................     (46,654)                  1,630
Cash and cash equivalents at beginning of period..........................      69,279                   4,154
                                                                               -------                 -------
Cash and cash equivalents at end of period................................     $22,625                 $ 5,784
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

      Certain reclassifications have been made to the consolidated financial statements for the quarter and six months ended March 31, 1997 to conform with the quarter and six months ended March 31, 1998.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

Note 2 - Cash Flows Statement

      Supplemental disclosure of cash flow information:

                                                                                  Six Months Ended
                                                                                     March 31,
                                                                                -------------------
                                                                                1998           1997
                                                                                ----           ----
                                                                                   (in thousands)
         Cash paid during the period for:
           Interest......................................                     $8,010          $  860
           Income taxes..................................                      7,870           1,030

                                       -----------------------------

         Non-cash activities include the following:
           Notes received in exchange for:
             Sale of leases..............................                     $8,843          $4,460
             Sale of mortgages...........................                      8,267           3,500
         Receipt of note in satisfaction
          of real estate sale............................                      1,000             --
           Stock issued in acquisition...................                      2,500             --
           Debt assumed upon acquisition of
            real estate loan.............................                       --             2,381

                                       -----------------------------
         Details of acquisition:
           Fair value of assets acquired.................                     $3,545          $  --
           Liabilities assumed...........................                        (48)            --
           Stock issued..................................                      (2500)            --
                                                                               ------         -----
         Net cash paid...................................                     $  997          $
                                                                              ========        =====

Note 3 - Investments in Real Estate Loans

         The Company has focused its commercial real estate activities on the purchase of income producing mortgage loans at a discount to both the face value of such loans and the appraised value of the properties underlying the loans. Cash received by the Company as payment on each mortgage loan is allocated between principal and interest, with the interest portion of the cash received being recorded as income to the Company. Additionally, the Company records as income the accrual of a portion of the discount to the underlying collateral value. This "accretion of discount" amounted to $1.9 million and $710,000 during the quarters ended March 31, 1998 and 1997, respectively, and $3.6 million and $1.5 million during the six months ended March 31, 1998 and 1997, respectively. As the Company sells senior lien interests or receives funds from refinancings of such loans, a portion of the cash received is utilized to reduce the cumulative accretion of discount included in the carrying value of the Company's investment in real estate loans.

         At March 31, 1998, the Company held commercial mortgage loans having aggregate face values of $422.7 million, which were being carried at an aggregate cost of $174.3 million, including cumulative accretion of $4.3 million.

         The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated.

                                                                 Three Months Ended       Six Months Ended
                                                                   March 31, 1998          March 31, 1998
                                                                  -----------------        --------------
                                                                               (in thousands)
      Balance, beginning of period...............................    $128,884                $ 88,816
      New loans..................................................      78,587                 142,235
      Additions to existing loans................................         647                   2,645
      Allowance for possible losses..............................         (82)                   (134)
      Accretion of discount......................................       1,931                   3,597
      Collections of principal...................................       --                    (35,250)
      Cost of loans sold.........................................     (23,805)                (27,589)
      Increase (decrease) in investment in
       residential mortgage loans................................      (3,538)                  8,304
                                                                     --------                --------
      Balance, end of period.....................................    $182,624                $182,624
                                                                     ========                ========

                                      -10-

Note 4 - Investment in Direct Financing Leases

         Components of the net investment in direct financing leases as of March 31, 1998 are as follows:

                                                               March 31, 1998
                                                               --------------
                                                               (in thousands)

         Total future minimum lease payments receivable            $2,726
         Initial direct costs, net of amortization                     49
         Unguaranteed residual                                        249
         Unearned lease income                                       (612)
         Allowance for possible losses                               (827)
                                                                   ------
         Net investment in direct financing leases                 $1,585
                                                                   ======

Note 5 - Long-Term Debt

Long-term debt consists of the following:

                                                                                              March 31, 1998      September 30, 1997
                                                                                              --------------      ------------------
                                                                                                (Unaudited)
                                                                                                           (in thousands)
12% senior unsecured notes payable, interest
due semi-annually, principal due August 2004...................................................   $115,000               $115,000

Loan payable to a financial institution, secured by real estate, bears interest at 30 day LIBOR (5.75% at March 31, 1998) plus 2.5% until September 9, 1998, and
at LIBOR plus 4% from September 10, 1998 until July 1, 1999,when the financing matures.........     55,000                     --

Loan payable to a bank, secured by oil and gas properties, bears interest at the
prime rate (8.5% at March 31, 1998) plus 1/4%, payable monthly, and is due September 1, 1999...      5,000                     --

Loan payable to a bank, secured by a certificate of deposit, 20 equal semiannual installments of $32,143 through February 2003, and quarterly payments of
interest at the prime rate (8.5% at March 31, 1998) plus 1/2% through 2003 ....................        321                    353



Loans payable, secured by real estate, monthly installments totaling approximately $30,000 including interest ranging from prime (8.5% at March 31,
1998) to 9.6%, due at various times from December 2001 through November 2010..................      2,479                  3,216

Unsecured note payable, due in March 1999 including interest at 12 month LIBOR
(6 9/32% at March 31, 1998)...................................................................        462                    925
                                                                                               ----------              ---------
                                                                                                  178,262                119,494
Less current maturities.......................................................................        679                    708
                                                                                               ----------              ---------
                                                                                                 $177,583               $118,786
                                                                                               ==========              =========

         As of March 31, 1998 the long-term debt maturing over the next five fiscal years is as follows: 1999 - $679,000; 2000 - $60.2 million; 2001 -
$249,000; 2002 - $248,000; and 2003 - $202,000.

Note 6 - Investment In Marketable Securities

         In January 1998, the Company acquired 500,000 shares (15% of the outstanding shares) of Resource Asset Investment Trust ("RAIT"), a newly-formed real estate investment trust sponsored by the Company, for $7.0 million. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investment in RAIT as available-for-sale securities which is carried at market value as determined based on quoted market prices, and the unrealized gain is reported net of tax as a separate component of stockholders' equity, and was $1.5 million net of deferred taxes of $667,000 at March 31, 1998. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

Note 7 - Subsequent Event

         On April 29, 1998 the Company closed a public offering of 1,753,044 shares of its Common Stock. The Company received net proceeds of $106.4 million before estimated offering expenses of $800,000.

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

Overview of Second Quarter of Fiscal 1998

         The Company's gross revenues were $21.3 million in the second quarter of fiscal 1998, an increase of $14.4 million (211%) from $6.9 million in the second quarter of fiscal 1997. As of March 31, 1998, total assets were $269.3 million, an increase of $74.2 million (38%) from $195.1 million at September 30, 1997. Of the increases in total revenues during the second quarter of fiscal 1998, the revenues from the Company's real estate finance business increased to $15.9 million, an increase of $12.1 million (320%) from $3.8 million in the second quarter of fiscal 1997. Equipment leasing revenues were $3.5 million in the second quarter of fiscal 1998, an increase of $1.8 million (106%) from $1.7 million in the second quarter of fiscal 1997. Energy revenues were $1.5 million in the second quarter of fiscal 1998, an increase of $227,000 (17%) from $1.3 million in the second quarter of fiscal 1997. Real estate finance (commercial and residential mortgage loans) and equipment leasing revenues were 91% and 79% of total revenues in the second quarter of fiscal 1998 and 1997, respectively. Energy revenues were 7% and 19% of total revenues in the first quarter of fiscal 1998 and 1997, respectively. Real estate finance and equipment leasing assets were 80% and 77% of total assets at March 31, 1998 and 1997, respectively. Energy assets were 6% and 14% of total assets at March 31, 1998 and 1997, respectively.

Results of Operations:  Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized in the Company's real estate finance operations during the periods indicated:

                                                                   Three Months                Six Months
                                                                  Ended March 31,             Ended March 31,
                                                                  ---------------             ---------------
                                                                1998          1997          1998          1997
                                                                ----          ----          ----          ----

                                                                                 (in thousands)
Revenue:
Commercial mortgage loan acquisition and resolution:
         Interest........................................      $ 2,009        $1,500       $ 4,731        $2,134
         Accreted discount...............................        1,931           710         3,597         1,503
         Fees............................................        1,880             7         3,655         1,414
         Gains on refinancings, sale
          of senior lien interests and loans.............        7,935         1,561         9,463         1,946
                                                               -------        ------       -------        ------
                                                                13,755         3,778        21,446         6,997
                                                               -------        ------       -------        ------

Residential mortgage lending:
         Gains on sale of residential mortgage
           loans.........................................        1,216            --         2,637            --
         Interest........................................          904            --         1,184            --
                                                               -------        ------       -------        ------
                                                                 2,120            --         3,821            --
                                                               -------        ------       -------        ------
                                                               $15,875        $3,778       $25,267        $6,997
                                                               =======        ======       =======        ======

         The following table sets forth certain information relating to expenses incurred in the Company's real estate finance operations during the periods indicated:

                                                                     Three Months               Six Months
                                                                    Ended March 31,            Ended March 31,
                                                                    ---------------            ---------------
                                                                 1998          1997          1998          1997
                                                                 ----          ----          ----          ----

                                                                                 (in thousands)
Expenses:
Commercial mortgage loan acquisition
  and resolution.........................................       $  484          $188        $  864          $352
Residential mortgage lending.............................        2,501            --         3,644            --
                                                                ------          ----        ------          ----
                                                                $2,985          $188        $4,508          $352
                                                                ======          ====        ======          ====

         During the quarter and six months ended March 31, 1998, the Company purchased or originated one and five commercial mortgage loans for a total cost of $78.6 million and $142.2 million (including $35.3 million of costs with respect to one loan which were reduced immediately upon loan acquisition by first mortgage financing arranged by the Company) as compared to the purchase of two and six loans for a total cost of $5.2 million and $33.1 million the second quarter and six months ended March 31, 1997. In the second quarter of fiscal 1997, the average net investment in the loans was $2.6 million and ranged from a high of $3.5 million to a low of $1.7 million. The Company also increased its investment in certain existing loans by an aggregate of $647,000 and $17,000 in the second quarters of fiscal 1998 and 1997, respectively, for the purpose of paying for property improvement costs, unpaid taxes and similar items relating to properties underlying portfolio loans. The increased investments had been anticipated by the Company at the time the loans were acquired and were included in its analysis of loan costs and yields. The average balance of the Company's investments in commercial mortgage loans was $145.7 million and $52.6 million for the second quarters of fiscal 1998 and fiscal 1997, respectively.

         The Company purchased certain commercial mortgage loans in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998 some of which have been refinanced or have had senior lien interests sold. Refinancings and senior lien interests generally bear lower rates of interest and are included within the balance of the obligation owed to the Company, thereby typically increasing the Company's yield on its funds remaining invested. As a consequence of the increase in the loans which have been refinanced or in which senior lien interests have been sold, the Company's yield on its average loan balances increased in the second quarter of fiscal 1998 to 38% from 29% in the second quarter of fiscal 1997 and from 30% in the first quarter of fiscal 1998.

         Revenues from commercial mortgage loan acquisition and resolution operations increased to $13.8 million and $21.4 million in the second quarter and six months ended March 31, 1998 from $3.8 million and $7.0 million in the second quarter and six months ended March 31, 1997, an increase of $10.0 million (264%) for the quarter and $14.4 million (207%) for the six months ended March 31, 1998 as compared to the prior year periods. The increase in the second quarter of fiscal 1998 was attributable to the following: (i) An increase of $1.7 million (78%) in interest income (including accretion of discount) resulting from an increase in the average amount of loans outstanding during that period as compared to the same period in the prior fiscal year. (ii) Gains recognized on the refinancing or sale of senior lien interests in loans held by the Company which increased to $7.9 million in the second quarter of fiscal 1998 from $1.6 million in the second quarter of fiscal 1997, an increase of $6.4 million (408%). This is the result of an increased number of loans in which senior lien interests were sold to unaffiliated third parties (seven in the second quarter of 1998) resulting in proceeds of $11.5 million, a gain of $4.8 million and the sale to Resource Asset Investment Trust ("RAIT") (a real estate investment trust sponsored by the Company) of 10 mortgage loans and senior lien interests in two other loans resulting in proceeds of $20.2 million and a gain of $3.1 million, as compared to three mortgage loans in the second quarter of fiscal 1997, resulting in gross proceeds of $218,000. (iii) An increase in fee income to $1.9 million in the second quarter of fiscal 1998 from $7,000 in second quarter of fiscal 1997. Fees received in the second quarter of fiscal 1998 arose from a one-time $1.9 million fee for services to a borrower whose loan the Company later acquired. Gains on sale of senior lien interests in loans and the amount (if any) of fees received vary from transaction to transaction and there may be significant variations in the Company's gain on sale and fee income from period to period.

         Costs and expenses of the Company's commercial mortgage loan acquisition and resolution operations increased $296,000 (157%) in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The increase was primarily a result of higher personnel and legal costs associated with the expansion of this operation.

         As a consequence of the foregoing, the Company's gross profit from commercial mortgage loan acquisition and resolution operations increased to $13.3 million and $20.6 million in the second quarter and six months ended March 31, 1998 from $3.6 million and $6.6 million in the second quarter and six months ended March 31, 1997, respectively.

         During the second quarter of fiscal 1998 the Company originated 490 residential mortgage loans for a cost of $20.7 million. The Company may opportunistically purchase residential mortgage loans although its focus is on loan originations.

         The Company sold residential mortgage loans with a book value of $21.8 million and $33.1 million during the second quarter and six months ended March 31, 1998, respectively, in several different transactions, receiving $22.9 million and $27.5 million in cash, respectively. In addition, during the first quarter of 1998 the Company received a note (from an unaffiliated third party) with a carried value of $8.1 million of which $6.0 million was paid during the second quarter of fiscal 1998. These sales resulted in an aggregate gain of $2.6 million during the six months ended March 31, 1998.

         Costs and expenses associated with residential mortgage lending operations were $2.5 million and $3.6 million for the second quarter and six months ended March 31, 1998, reflecting the commencement of operations during the quarter ended December 31, 1997, and the increase in loan originations.

Results of Operations: Equipment Leasing

         The following table sets forth certain information relating to the revenue incurred in the Company's equipment leasing operations during the periods indicated:

                                                                   Three Months                Six Months
                                                                  Ended March 31,             Ended March 31,
                                                                  ---------------             ---------------
                                                                1998          1997          1998          1997
                                                                ----          ----          ----          ----
                                                                                (in thousands)
         Small ticket leasing
           Gain on sale of leases........................       $2,095        $  763        $3,883        $1,076
           Interest and fees.............................          761           220         1,362           296
         Partnership management..........................          445           408           976           921
         Lease finance placement and
           advisory services.............................          151           283           403           583
                                                                ------        ------        ------        ------

                                                                $3,452        $1,674        $6,624        $2,876
                                                                ======        ======        ======        ======

         The following table sets forth certain information relating to expenses incurred in the Company's equipment leasing operations during the periods indicated:

                                                                    Three Months                Six Months
                                                                   Ended March 31,             Ended March 31,
                                                                   ---------------             ---------------
                                                                1998            1997         1998          1997
                                                                ----            ----         ----          ----
                                                                                (in thousands)

         Small ticket leasing............................       $  931          $358        $1,728          $721
         Partnership management..........................          381           323           719           695
         Lease finance placement and
           advisory services.............................          153           225           343           384
                                                                ------          ----        ------        ------
                                                                $1,465          $906        $2,790        $1,800
                                                                ======          ====        ======        ======

         During the second quarter and six months ended March 31, 1998 the Company experienced continued growth in its leasing business, originating 1,798 and 3,341 leases having a cost of $17.0 million and $ 33.0 million, as compared to 660 and 967 leases having a cost of $7.1 million and $11.5 million during the second quarter and six months ended March 31, 1997. In the second quarter of fiscal 1998, the Company sold leases with a book value of approximately $17.8 million to a special-purpose financing entity in return for cash of $15.4 million and a note with a face value of $4.4 million, as compared to the second quarter of fiscal 1997, where the Company sold leases with a book value of $6.4 million to a special purpose financing entity in return for cash of $5.9 million and a note with a face value of $1.2 million.

Revenues from equipment leasing increased to $3.5 million and $6.6 million in the second quarter and six months ended March 31, 1998 from $1.7 million and $2.9 million in the second quarter and six months ended March 31, 1997, an increase of $1.8 million and $3.7 million (106% and 130%), respectively. The increase in revenues in the second quarter of fiscal 1998 compared to the prior fiscal quarter was attributable to (i) an increase in the gain on sale of leases of $1.3 million (175%) resulting from the increased number of leases originated by the Company and, thus, available for sale; and (ii) an increase in interest and fee income of $541,000 (246%) resulting from the increased volume of lease transactions.

         Equipment leasing costs and expenses increased $559,000 and $990,000 (62% and 55%) in the second quarter and six months ended March 31, 1998 as compared to the second quarter and six months ended March 31, 1997. This increase was primarily a result of higher operating costs associated with the increase in lease originations.

Results of Operations: Energy

         During the second fiscal quarter and six months ended March 31, 1998 oil and gas production revenues increased 11% and 20%, respectively, compared to the same periods of the previous fiscal year. A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                                                                     Three Months                Six Months
                                                                    Ended March 31,             Ended March 31,
                                                                    ---------------             ---------------
                                                                  1998          1997          1998          1997
                                                                  ----          ----          ----          ----

     Revenues (in thousands)
     Gas .....................................................  $  891        $  752        $1,908        $1,507
     Oil .....................................................     148           178           349           363

     Production Volumes
     Gas (thousands of cubic feet ("mcf")/day)................   3,535         3,101         3,870         3,206
     Oil (barrels ("bbls")/day)...............................     112            91           118            91

     Average Sales Price
     Gas (per mcf)............................................  $ 2.80        $ 2.69        $ 2.71        $ 2.58
     Oil (per bbl)............................................  $14.75        $21.75        $16.22        $21.98

     Natural gas revenues increased 18% in the second quarter and 27% in the six months ended March 31, 1998, compared to the same periods of the prior fiscal year, due to a 14% and 21% increase in production volumes. Additionally, the average sales price per mcf increased 4% and 5% in the quarter and six months ended March 31, 1998.

     Oil revenues decreased 17% and 4% in the second quarter and six months ended March 31, 1998, respectively, compared to the same periods of fiscal 1997, due to a 32% and 26% decrease in the average sales price in the quarter and six months ended March 31, 1998, respectively. This decrease was partially offset by a 23% and 30% increase in production volumes as compared to the same periods of fiscal 1997. Both gas and oil volumes were favorably impacted by two acquisitions of interests in producing properties located in Ohio and New York. These acquisitions accounted for an increase of 25% and 29% in gas and oil volumes, respectively, as compared to the second quarter and first six months of fiscal 1997. The Company spent $1.8 million to acquire interests in 431 wells during the twelve months ended December 31, 1997.

     A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas, for the second quarter and six months ended March 31, 1998 and 1997 is as follows:

                                                                Three Months                Six Months
                                                               Ended March 31,             Ended March 31,
                                                               ---------------             ---------------
                                                             1998          1997          1998          1997
                                                             ----          ----          ----          ----
         Production Costs
         As a percent of sales...........................       43%           42%           43%           40%
         Gas (mcf).......................................    $1.21         $1.20         $1.18         $1.11
         Oil (bbl).......................................    $7.27         $7.20         $6.80         $6.66

         Production costs increased 16% ($63,000) and 28% ($216,000) in the second quarter and six months ended March 31, 1998 from the second quarter and six months ended March 31, 1997 as a result of the acquisition of the interests in producing properties referred to above.

         Amortization of oil and gas property costs as a percentage of oil and gas revenues was 20% and 17% in the second quarter and six months ended March 31, 1998 compared to 22% and 21% in the second quarter and six months ended March 31, 1997. The variance from period to period is directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.

Results of Operations: Other Revenues, Costs and Expenses

         Interest and other income increased $343,000 (343%) and $943,000 (476%) in the second quarter and six months ended March 31, 1998 as compared to the second quarter and six months ended March 31, 1997 as a result of the substantial increase in the Company's uncommitted cash balances ($69.3 million and $28.1 million at the beginning of the first and second quarters of fiscal 1998, respectively, as compared to $4.2 million and $7.3 million at the beginning of the first and second quarter of fiscal 1997, respectively,) and the temporary investment of such balances. In addition, the Company recognized dividend income of $135,000 from RAIT in the second quarter of fiscal 1998.

         General and administrative expense increased 96% and 77% ($633,000 and $966,000) in the second quarter and six months ended March 31, 1998, as compared to the second quarter and six months ended March 31, 1997, primarily as a result of the payment of compensation and benefits to executive officers and occupancy costs.

         Interest expense increased to $4.2 million and $8.0 million in the second quarter and six months ended March 31, 1998 from $610,000 and $1.0 million in the second quarter and six months ended March 31, 1997, an increase of $3.6 million and $7.0 million (584% and 691%) reflecting the increase in borrowings to fund the growth of the Company's real estate finance and equipment leasing operations. In July 1997, the Company issued $115.0 million of its 12% Senior Notes.

         Provision for possible losses increased to $623,000 and $941,000 in the second quarter and six months ended March 31, 1998 from $136,000 and $146,000 in the second quarter and six months ended March 31, 1997. The increases were primarily as a result of an increased provision for equipment leasing of $375,000 and $625,000 and real estate finance of $248,000 and $316,000 in the quarter and six months ended March 31, 1998, respectively, as compared to a provision for possible losses of $70,000 and $80,000 for equipment leasing and $66,000 for real estate finance for the quarter and six months ended March 31, 1997, respectively. The increased provisions reflect the increases in lease originations and investments in real estate loans.

         The effective tax rate increased to 31% in the second quarter and six months ended March 31, 1998, respectively, from 23% and 22% in the second quarter and six months ended March 31, 1997 based upon the Company's anticipated earnings and stability in the amount of the Company's depletion, tax credits and tax exempt interest.

Liquidity and Capital Resources

         The Company's primary liquidity needs are for continued expansion of its real estate finance and small ticket leasing subsidiaries, activities that are the core of the Company's growth strategy. The Company will add to its commercial mortgage loan acquisition and resolution loan portfolio as economically attractive opportunities become available and will also continue to originate residential loans. In addition, it expects substantial ongoing growth in its small ticket leasing activities. In energy, the Company is seeking to increase its reserve base through selective acquisition of producing properties and other assets and further development of its mineral interests. The Company from time to time may also consider acquisitions of energy industry companies.

         Thus far, the Company has been able to finance each of these activities through a variety of sources, including internally generated funds, borrowings, and sales of its notes and common stock. Subsequent to the end of the second fiscal quarter of 1998, on April 29, 1998 the Company closed a public offering of 1,753,044 shares of its Common Stock, and received net proceeds of $106.4 million before estimated offering expenses of $800,000. The Company expects to finance future activities in a similar manner.

         Sources and (uses) of cash for the six month periods ended March 31, 1998 and 1997 were as follows:

                                                      Six Months Ended
                                                           March 31,
                                                    ----------------------
                                                    1998              1997
                                                    ----              ----
                                                         (in thousands)

    Provided by (used in) operations............. ($10,272)          $ 2,311
    (Used in) investing activities...............  (95,988)          (33,352)
    Provided by financing activities.............   59,606            32,671
                                                   -------           -------
    Increase (decrease) in cash and cash
       equivalents............................... ($46,654)          $ 1,630
                                                   =======           =======

         The Company had $22.6 million in cash and cash equivalents on hand at March 31, 1998, as compared to $69.3 million at September 30, 1997. The Company's ratio of current assets to current liabilities was 2.7:1 at March 31, 1998 and 6.7:1 at September 30, 1997. Working capital at March 31, 1997 was $18.6 million as compared to $61.4 million at September 30, 1997. The Company's ratio of earnings to fixed charges was 3.2:1 in the quarter ended March 31, 1998 as compared to 6.4:1 in the quarter ended March 31, 1997.

         Cash used in operating activities in the first six months of fiscal 1998 increased $12.6 million as compared to the first quarter of fiscal 1997 primarily as a result of the following: increases in net income and other non-cash adjustments of $5.5 million and $1.7 million, respectively; increases in gains on asset dispositions and accretion of discount of $12.9 million and $2.1 million respectively; increases in operating assets of $3.9 million; and decreases in operating liabilities of $3.7 million.

         The Company's cash used in investing activities increased $62.6 million in the six months ended March 31, 1998 as compared to the six months ended March 31, 1997. This increase resulted primarily from an increase in the amount of cash used to fund real estate finance and small ticket leasing activities. In commercial mortgage loan acquisition and resolution, the Company invested $142.2 million and $29.4 million in the acquisition or origination of five and six loans in the six months ended March 31, 1998 and 1997, respectively. In addition, the Company advanced funds on existing commercial loans of $2.6 million and $1.0 million, respectively, in the same periods. Proceeds received upon refinancings or sales of senior lien interests amounted to $68.5 million and $2.2 million in the six months ended March 31, 1998 and 1997, respectively. These proceeds reflect the sale of senior lien interests in or refinancing of nineteen and two loans, respectively.

         The Company's cash flow provided by financing activities increased $26.9 million during the six months ended March 31, 1998 as compared to the six months ended March 31, 1997 primarily as the result of a long-term borrowing in the amount of $55 million from a financial institution. The proceeds from this borrowing along with the Company's temporary cash investments were used to acquire a commercial real estate loan. In the six months ended March 31, 1998, the Company's residential mortgage loan business borrowed $22.2 million under its warehouse line and repaid $19.2 million.

         The Company invested $34.7 million in 790 residential mortgage loans during the six months ended March 31, 1998, and, during that period, sold 756 of these loans for $35.8 million, of such amount, $22.8 million was received as of March 31, 1998. An additional $4.7 million was recognized with respect to sales occurring in the quarter which were funded subsequent to March 31, 1998. The remaining $8.3 million was paid by a promissory note (with a book value of $8.1 million after a provision for loan losses of $174,000) of which $6.0 million was paid in the second quarter of fiscal 1998 with the balance of $2.3 million being payable in 2027.

         In small ticket leasing, cost of equipment acquired for lease represents the equipment cost and initial direct costs associated with leasing operations. Proceeds received upon the sale of equipment lease receivables totaled $27.8 million in the six months ended March 31, 1998.

         Increase in other assets and investment in marketable securities of $7.0 million during the quarter ended March 31, 1998 principally represents the acquisition of 500,000 shares of RAIT, a newly-formed real estate investment trust sponsored by the Company.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits:

                  11    Calculation of Basic and Diluted Earnings Per Share.

                  27    Financial Data Schedule.

         b)       Reports on Form 8-K

                  During the quarter for which this report is being filed, the Registrant filed a current report on Form 8-K dated March 30, 1998, reporting that it jointly purchased with RAIT, a real estate investment trust sponsored by the Company, a defaulted loan in the original principal amount of $80.0 million plus accrued fees, restructuring charges, interest and costs from Dai-Ichi Kangyo Bank, Limited, New York Branch, for a price of $85.5 million.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RESOURCE AMERICA, INC.
                                 (Registrant)


Date: May 12, 1998               By:  /s/ Steven J. Kessler
      ------------                    -----------------------
                                      Steven J. Kessler
                                      Senior Vice President and Chief Financial
                                      Officer



Date: May 12, 1998               By:  /s/ Nancy J. McGurk
      ------------                    ---------------------
                                      Nancy J. McGurk
                                      Vice President - Finance and Treasurer