Form 10-Q
period 1998-04-30
RESOURCE AMERICA INC
filed 1998-08-14
CIK 83402

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                     to
                                   --------------------  -----------------

                          Commission file number 0-4408
                                                --------

                             RESOURCE AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                   72-0654145
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

              1521 Locust Street, Philadelphia, Pennsylvania 19102
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 546-5005
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                 20,195,331 Shares               July 24, 1998

                             RESOURCE AMERICA, INC.

                                      INDEX

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Balance Sheets - June 30, 1998 (Unaudited)
                    and September 30, 1997......................................................                   3-4

                  Consolidated Statements of Income (Unaudited)
                    Three Months and Nine Months Ended June 30, 1998
                    and 1997....................................................................                   5

                  Consolidated Statement of Changes in Stockholders' Equity
                     (Unaudited) Nine Months Ended June 30, 1998................................                   6

                  Consolidated Statements of Cash Flows (Unaudited)
                    Nine Months Ended June 30, 1998 and 1997....................................                   7-8

                  Notes to Consolidated Financial Statements (Unaudited)........................                   9-13

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................................                   14-23

PART II.          OTHER INFORMATION

  Item 6.         Exhibits


                          PART I. FINANCIAL INFORMATION

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

================================================================================

                                                                              June 30,              September 30,
                                                                                1998                    1997
                                                                            -----------             -------------
                                                                            (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents...............................                $ 84,370                    $ 69,279
   Accounts and notes receivable...........................                   3,020                       2,414
   Prepaid expenses and other current assets...............                   2,216                         576
                                                                           --------                    --------
           Total Current Assets...........................                   89,606                      72,269
Investments in Real Estate Loans
  (less allowance for possible losses of $814
   and $400)   ........................................                     188,996                      88,816

Investments in Leases and Notes Receivable
  (less allowance for possible losses of $843
    and $248)  .........................................                     19,728                       8,152

Investment in Resource Asset Investment Trust.................               13,323                         --

Property and Equipment
      Oil and gas properties and equipment
        (successful efforts)..................................               25,618                      24,939
      Gas gathering and transmission facilities...............                1,628                       1,606
      Other    ...............................................                4,614                       2,874
                                                                           --------                    --------
                                                                             31,860                      29,419
      Less - accumulated depreciation, depletion,
        and amortization......................................              (16,440)                    (15,793)
                                                                           --------                     -------
                                                                             15,420                      13,626
Other Assets
   (less accumulated amortization of $2,238
     and $1,014)..............................................               14,946                      12,256
                                                                           --------                   ---------
                                                                           $342,019                    $195,119
                                                                           ========                   =========

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                   (continued)

================================================================================

                                                                             June 30,               September 30,
                                                                               1998                       1997
                                                                            ---------               -------------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Current maturities of long-term debt....................                  $  679                  $  708
      Borrowings under credit facilities......................                   3,149                      --
      Accounts payable........................................                   3,008                   1,339
      Accrued interest........................................                   5,790                   2,734
      Accrued liabilities.....................................                   3,974                   1,967
      Estimated income taxes..................................                   1,171                   4,093
                                                                              --------               ---------
      Total Current Liabilities...............................                  17,771                  10,841

Long-term Debt, Less Current Maturities.......................                 117,548                 118,786
Deferred Income Taxes.........................................                     727                      --
Other Long-term Liabilities...................................                   1,541                     663
Commitments and Contingencies.................................                     --                       --
Stockholders' Equity
      Preferred stock, $1.00 par value, 1,000,000
        authorized shares...................................                       --                       --
      Common stock, $.01 par value, 49,000,000
        authorized shares.....................................                     209                      54
      Unrealized gain on investment reported at
        fair value, net of tax................................                     930                      --
      Additional paid-in capital..............................                 178,697                  56,787
      Retained earnings.......................................                  38,884                  22,005
      Less treasury stock, at cost............................                 (13,967)                (13,664)
      Less loan receivable from Employee
        Stock Option Plan ("ESOP")............................                    (321)                   (353)
                                                                           ------------            -----------
      Total Stockholders' Equity..............................                 204,432                  64,829
                                                                             ---------               ---------
                                                                              $342,019                $195,119
                                                                              ========                ========


                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)

================================================================================

                                                                   Three Months                 Nine Months
                                                                   Ended June 30               Ended June 30
                                                                ------------------          ------------------
                                                                1998          1997          1998          1997
                                                                ----          ----          ----          ----
Revenues
Real estate finance......................................      $18,541        $4,451       $43,808       $11,448
Equipment leasing........................................        3,361         1,867         9,985         4,743
Energy:production........................................        1,014         1,024         3,294         2,922
      :services..........................................          507           420         1,577         1,169
Interest and other.......................................        1,699            65         2,840           264
                                                               -------      --------       -------     ---------
                                                                25,122         7,827        61,504        20,546

Costs and Expenses
Real estate finance......................................        3,120           241         7,628           907
Equipment leasing........................................        1,113           962         3,903         2,762
Energy:production and exploration........................          767           459         1,912         1,296
      :services..........................................          274           206           882           652
General and administrative...............................        1,059           636         3,275         1,572
Depreciation and amortization............................          732           390         1,948         1,161
Interest.................................................        5,685           703        13,726         1,721
Provision for possible losses............................          263           157         1,204           303
                                                               --------      -------       -------      --------
                                                                13,013         3,754        34,478        10,374
                                                                ------        ------        ------       -------

Income from Operations...................................       12,109         4,073        27,026        10,172

Other Income
Gain on sale of property.................................            8             1            11            72
                                                             ----------   ----------    ----------      --------
Income before income taxes...............................       12,117         4,074        27,037        10,244
Provision for income taxes...............................        3,750         1,144         8,400         2,494
                                                               -------      --------      --------       -------
Net Income...............................................       $8,367      $  2,930       $18,637       $ 7,750
                                                                ======      ========       =======       =======
Net Income per Common Share - Basic                            $   .46      $    .27       $  1.20       $   .81
                                                               ========     ========       =======       =======
Weighted Average Common Shares
 Outstanding............................................        18,189        10,687        15,544         9,627
                                                                =======      =======       =======       =======
Net Income per Common Share - Diluted                           $  .45       $   .21       $  1.16       $   .61
                                                                =======      =======       =======       =======
Weighted Average Common Shares...........................       18,794        13,907        16,087        12,710
                                                                ======       =======       =======        ======

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
         (in thousands, except number of shares and share issuance data)

                                                         Unrealized
                                                         Gain on
                                                         Investment
                                   Common Stock          Reported at     Additional
                                   ------------          Fair Value,      Paid-In     Retained
                               Shares        Amount      Net of Tax       Capital     Earnings
______________________________________________________________________________________________
Balance, October 1, 1997      5,410,645         $54          $--         $56,787       $22,005
______________________________________________________________________________________________

Treasury shares issued                                                       133

Issuance of common stock      2,042,045          20                      121,777

Unrealized net gain on
  Investment                                                 930

Treasury shares acquired

Dividends ($.10 per share)                                                              (1,623)

3-for-1 stock split effected
 in the form of a 200%
 stock dividend              13,452,922         135                                       (135)

Repayment of ESOP loan

Net income                                                                              18,637
                             ----------        ----         ----        --------       -------
Balance, June 30, 1998       20,905,612        $209         $930        $178,697       $38,884
                             ==========        ====         ====        ========       =======


                                RESTUBBED TABLE



                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
         (in thousands, except number of shares and share issuance data)

                                        Treasury Stock           ESOP           Total
                                   ----------------------        Loan        Stockholders'
                                   Shares         Amount       Receivable      Equity
_______________________________________________________________________________________
Balance, October 1, 1997           (709,048)      ($13,664)      ($353)       $64,829
________________________________________________________________________________________

Treasury shares issued                6,479            137                        270

Issuance of common stock                                                      121,797

Unrealized net gain on
  Investment                                                                      930

Treasury shares acquired            (10,000)          (440)                      (440)

Dividends ($.10 per share)                                                     (1,623)

3-for-1 stock split effected
 in the form of a 200%
 stock dividend                                                                    --

Repayment of ESOP loan                                              32             32

Net income                                                                     18,637
                                   ---------      ---------      ------      --------

Balance, June 30, 1998             (712,569)      ($13,967)      ($321)      $204,432
                                   =========      =========      ======      ========


                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
================================================================================

                                                                                 Nine Months Ended June 30
                                                                                 -------------------------
                                                                                  1998                1997
                                                                                  ----                ----
Cash Flows from Operating Activities:
      Net income.......................................................         $18,637              $7,750
      Adjustments to reconcile net income to net
          cash provided by operating activities:
        Depreciation and amortization..................................           1,948               1,161
        Property impairments...........................................             262                   3
        Amortization of discount on senior notes and
          deferred finance costs.......................................           1,450                  86
        Provision for possible losses..................................           1,204                 303
        Collection of interest income..................................           4,263                 432
        Accretion of discount..........................................          (5,872)             (2,603)
        Deferred income taxes..........................................             308                 894
        Gains on asset dispositions....................................         (28,123)             (6,043)
      Change in operating assets and liabilities net of effects from purchase of subsidiaries:
          (Increase) decrease in accounts receivable...................            (606)                333
          Increase in prepaid expenses and other
            current assets.............................................          (1,640)               (196)
          Increase in accounts payable.................................           1,620                  78
          Increase in other current liabilities........................           2,240                 636
                                                                                -------            --------
      Net Cash (Used in) Provided by Operating Activities..............          (4,309)              2,834

Investing Activities:
      Acquisition of business, less cash acquired......................            (997)                 --
      Cost of equipment acquired for lease.............................         (59,536)            (21,201)
      Capital expenditures.............................................          (3,271)             (1,814)
      Proceeds from sales or refinancings of assets....................         245,072              20,749
      Principal payments on notes receivable...........................           6,301               2,843
      Payments received in excess of revenue
        recognized on leases and mortgages.............................           2,520               1,336
      Increase in other assets.........................................         (12,409)             (4,031)
      Increase in other long-term liabilities..........................             878                  --
      Investments in real estate loans.................................        (277,801)            (35,130)
                                                                               --------             -------
      Net Cash Used in Investing Activities............................         (99,243)            (37,248)


                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                   (continued)
================================================================================

                                                                                Nine Months Ended June 30
                                                                                -------------------------
                                                                                1998                 1997
                                                                                ----                 ----

Financing Activities:
    Long-term borrowings..................................................    $ 60,000            $ 19,995
    Short-term borrowings.................................................      62,727               8,850
    Proceeds from issuance of common stock................................     119,567              19,677
    Dividends paid ($.10 per share).......................................      (1,623)               (876)
    Principal payments on long-term borrowings............................     (61,235)             (5,603)
    Principal payments on short-term borrowings...........................     (59,578)             (8,850)
    Increase in other assets..............................................        (775)                (43)
    Purchase of treasury stock............................................        (440)                 --
                                                                              --------           ---------
Net Cash Provided by Financing Activities.................................      118,643              33,150

Increase (Decrease) in Cash and Cash Equivalents..........................      15,091              (1,264)
Cash and Cash Equivalents at Beginning of Period..........................      69,279               4,154
                                                                                ------            --------
Cash and Cash Equivalents at End of Period................................    $ 84,370            $  2,890
                                                                              ========            ========

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Management's Opinion Regarding Interim Financial Statements

      In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim period included herein have been made.

      Certain reclassifications have been made to the consolidated financial statements for the quarter and nine months ended June 30, 1997 to conform with the quarter and nine months ended June 30, 1998.

      Unless otherwise indicated, all information set forth herein gives effect to the three-for-one stock split (effected in the form of a 200% stock dividend) in June 1998.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

Note 2 - Cash Flow Statements

      Supplemental disclosure of cash flow information:

                                                                              Nine Months Ended
                                                                                    June 30
                                                                              ------------------
                                                                              1998          1997
                                                                              ----          ----
                                                                                (in thousands)
         Cash paid during the period for:
           Interest......................................                    $  9,221      $  1,722
           Income taxes..................................                    $ 10,870      $  1,530

         Non-cash activities include the following:
          Notes received in exchange for:
             Sales of leases.............................                    $  9,116      $  5,700
             Sales of residential mortgage loans.........                       6,588         3,500
           Stock issued in acquisition...................                       2,500            --
           Debt assumed upon acquisition of
            real estate loan.............................                         --          2,381

           Details of acquisition:
           Fair value of assets acquired.................                    $  3,545      $     --
           Liabilities assumed...........................                         (48)           --
           Stock issued..................................                      (2,500)           --
                                                                             --------      --------
           Net cash paid.................................                    $    997      $     --
                                                                             ========      ========


                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

Note 3 - Investments in Real Estate Loans

         The Company has focused its commercial mortgage loan activities on the purchase of income producing mortgage loans at a discount to both the face value of such loans and the appraised value of the properties underlying the loans. The Company records the accrual of a portion of the discount to the underlying collateral value as revenue. This "accretion of discount" amounted to $2.3 million and $1.1 million during the quarters ended June 30, 1998 and 1997, respectively, and $5.9 million and $2.6 million during the nine months ended June 30, 1998 and 1997, respectively. Cash received by the Company as payment on each mortgage loan is allocated between principal and interest, and as the Company sells senior lien interests or receives funds from refinancings of such loans, a portion of the cash received is utilized to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans. The Company received cash in connection with previously accreted discounts of $1.5 million and $258,000 during the quarters ended June 30, 1998 and 1997, respectively, and $4.3 million and $432,000 during the nine months ended June 30, 1998 and 1997, respectively.

         At June 30, 1998, the Company held commercial mortgage loans having an aggregate face value of $521.0 million, which were carried at an aggregate cost of $179.8 million, including cumulative accretion of $5.0 million.

         One loan, in which a senior lien interest was sold at a gain of $4.9 million, was acquired pursuant to an order (the "Order") of the United States Bankruptcy Court for the District of Columbia that was in effect at the time the Company acquired the loan. Pursuant to the Order, the Company had the right to cause title to the property underlying the loan to be transferred on or before June 30, 1998. To maintain control of the property (which the Company deemed necessary to protect its investment), the Company exercised its right and caused title to the property to be transferred to a limited partnership in which a subsidiary of the Company is the general partner (with a 1% interest) and the Chairman, President and Vice-Chairman of the Company are limited partners (with a 95% interest; the remaining 5% is held by an unrelated party). These officers have agreed that any economic benefit resulting from resale of this interest will be paid to the Company.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)

         The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated.

                                                             Three Months Ended         Nine Months Ended
                                                                June 30, 1998             June 30, 1998
                                                            ----------------------       ----------------
                                                                              (in thousands)

    Balance, beginning of period.....................             $182,624                   $ 88,816
    New loans........................................               70,906                    213,141
    Additions to existing loans......................                2,471                      5,116
    Allowance for possible losses....................                  (91)                      (225)
    Accretion of discount............................                2,275                      5,872
    Collections of principal.........................                   --                    (35,250)
    Cost of loans sold...............................              (70,128)                   (97,717)
    Increase (decrease) in investments in
     residential mortgage loans......................                  939                      9,243
                                                                  --------                   --------
    Balance, end of period...........................             $188,996                   $188,996
                                                                  ========                   ========


Note 4- Investments in Leases and Notes Receivable

         Components of the investments in leases and notes receivable consist of the net investment in direct financing leases and notes secured by equipment leases as follows:

                                                                June 30, 1998
                                                                -------------

                                                                (in thousands)

     Total future minimum lease payments receivable               $ 5,234
     Initial direct costs, net of amortization                        101
     Unguaranteed residuals                                         2,936
     Unearned lease income                                         (2,103)
                                                                  -------
         Net investment in direct financing leases                  6,168
     Notes receivable                                              14,403
     Allowance for possible losses                                   (843)
                                                                  -------
     Investments in leases and notes receivable                   $19,728
                                                                  =======

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)
Note 5 - Long-Term Debt

Long-term debt consists of the following:

                                                                   June 30, 1998        September 30, 1997
                                                                   -------------        ------------------

                                                                                 (in thousands)
12% senior unsecured notes payable, interest
due semi-annually, principal due August 2004......................     $115,000               $115,000

Loan payable to a bank, secured by a certificate
of deposit, 20 equal semi-annual principal installments
of $32,143 through February 2003, and quarterly
payments of interest at the prime rate
(8.5% at June 30, 1998) plus 1/2% through 2003 ...................          321                    353

Loans payable, secured by real estate, monthly
installments totaling approximately $20,000 including
interest ranging from prime (8.5% at June 30,
1998) to 9.6%, due at various times from
December 2001 through November 2010...............................        2,444                  3,216

Unsecured note payable, due in March 1999
including interest at 12 month LIBOR (6 9/32% at
June 30, 1998)....................................................          462                    925
                                                                       --------               --------
                                                                        118,227                119,494
Less current maturities...........................................          679                    708
                                                                       --------               --------
                                                                       $117,548               $118,786
                                                                       ========               ========

         As of June 30, 1998, the long-term debt maturing over the next five years ended June 30 is as follows: 1999 - $679,000; 2000 - $232,000; 2001 -
$249,000; 2002 - $248,000; and 2003 - $202,000.

Note 6 - Investment in Resource Asset Investment Trust

         In January 1998, the Company acquired 500,000 shares (15% of the outstanding shares) of Resource Asset Investment Trust ("RAIT"), a newly-formed real estate investment trust sponsored by the Company, for $7.0 million. In connection with the offering, the Company was reimbursed by RAIT for offering and related expenses, and received a fee from RAIT, in the aggregate amount of $1.6 million. In June 1998, the Company acquired as part of a secondary offering an additional 335,937 shares for $5.0 million. The Company currently holds approximately 14% of RAIT's outstanding shares. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investment in RAIT as an available-for-sale security which is carried at market value as determined based on quoted market prices, and the unrealized gain is reported net of tax as a separate component of stockholders' equity. The unrealized gain was $930,000 net of deferred taxes of $419,000 at June 30, 1998.

         In addition to its direct investment in RAIT's common shares, in the third quarter of fiscal 1998, the Company sold to RAIT two loans (each secured by a different property) for their carrying value of $7.7 million. Each of these loans had been originated for RAIT in connection with the Company's sponsorship of RAIT. The Company retained a $1.3 million participation in one of the loans that is subordinate to the $4.0 million participation interest held by RAIT and to a $12.0 million senior lien interest held by an unaffiliated lender. Also in the third quarter of fiscal 1998, the Company provided a first mortgage loan to OSEB Associates, L.P. ("OSEB") which is owned by RAIT (89%) (which acquired its interest in July 1998) and Brandywine Construction & Management, Inc. (11%) , a property manager affiliated with the Company. The loan, funded by the Company in June 1998 at a cost of $58.5 million, bears interest at 10% per year on a stated principal amount of $65.0 million. The Company also received a fee of $840,000 (paid in August 1998) from OSEB in connection with these transactions.

Note 7 - Capital Stock Transactions

         On April 29, 1998 the Company completed a public offering of 5.9 million shares of its common stock ("Common Stock"). The Company received net proceeds (after underwriting discounts and commissions) of $120.1 million before offering expenses of $894,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Overview of Third Quarter of Fiscal 1998

         The Company's gross revenues were $25.1 million in the third quarter of fiscal 1998, an increase of $17.3 million (221%) from $7.8 million in the third quarter of fiscal 1997. The increase in total revenues during the third quarter of fiscal 1998 was primarily due to an increase of $14.1 million (317%) in the revenues from the Company's real estate finance business to $18.5 million from $4.5 million in the third quarter of fiscal 1997. To a lesser extent, the increase in revenues was due to an increase of $1.5 million (80%) in equipment leasing revenues to $3.4 million in the third quarter of fiscal 1998 from $1.9 million in the third quarter of fiscal 1997. Energy revenues were $1.5 million in the third quarter of fiscal 1998, an increase of $77,000 (5%) from $1.4 million in the third quarter of fiscal 1997. Real estate finance (commercial and residential mortgage loans) and equipment leasing revenues were 87% and 81% of total revenues in the third quarter of fiscal 1998 and 1997, respectively. Energy revenues were 6% and 18% of total revenues in the third quarter of fiscal 1998 and 1997, respectively.

         As of June 30, 1998, total assets were $342.0 million, an increase of $146.9 million (75%) from $195.1 million at September 30, 1997. Real estate finance and equipment leasing assets were 65% and 53% of total assets at June 30, 1998 and September 30, 1997, respectively. Energy assets were 5% and 8% of total assets at June 30, 1998 and September 30, 1997, respectively. Cash and cash equivalents were 25% and 4% of total assets at June 30, 1998 and September 30, 1997, respectively. The percentage of cash and cash equivalents to total assets increased primarily due to the receipt of the proceeds from a secondary offering of Common Stock in April 1998 (the "1998 Stock Offering").

         Subsequent to June 30, 1998, the Company agreed to acquire (the "Acquisition"), through a subsidiary, The Atlas Group, Inc. ("Atlas"), a company primarily involved in energy finance through the syndication of oil and gas properties. The Acquisition is subject to conditions precedent, including the Company's satisfactory completion of certain due diligence procedures. The Acquisition agreement provides for the assumption of approximately $23.0 million in debt by the Company's subsidiary and the issuance of approximately 2.0 million shares of Common Stock (subject to adjustment in the event the assumed debt is greater or lesser than $23.0 million). The agreement provides for incentive compensation (to a maximum of $15 million) equal to 10% of Atlas' earnings in excess of a 15% annualized return on $70 million over a five year period. Certain shareholders also may exchange up to 208,116 shares received in the Acquisition for cash at a price of $24.025 per share exchanged. It is anticipated that, if the Acquisition is completed, it will significantly increase the percentage of the Company's assets and earnings that are related to energy operations.

Results of Operations:  Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized in the Company's real estate finance operations during the periods indicated:

                                                                   Three Months                 Nine Months
                                                                   Ended June 30               Ended June 30
                                                                ------------------           ------------------
                                                                1998          1997          1998          1997
                                                                ----          ----          ----          ----
                                                                                (in thousands)
Revenues:
Commercial mortgage loan acquisition and resolution:
         Interest........................................      $ 3,446        $1,454        $8,177        $3,588
         Accretion of  discount..........................        2,275         1,100         5,872         2,603
         Fees............................................        1,430             7         5,085         1,421
         Gains on refinancings, sales
          of senior lien interests and loans.............        9,461         1,890        18,924         3,836
                                                               -------        ------        ------        ------
                                                                16,612         4,451        38,058        11,448
                                                               -------        ------        ------        ------

Residential mortgage lending:
         Gains on sales of residential mortgage
           loans.........................................        1,036            --         3,673            --
         Interest  ......................................           62            --           581            --
         Fees ...........................................          831            --         1,496            --
                                                               -------        ------        ------       -------
                                                                 1,929            --         5,750            --
                                                              --------        ------       -------       -------
                                                               $18,541        $4,451       $43,808       $11,448
                                                               =======        ======       ========      =======

         The following table sets forth certain information relating to costs and expenses incurred in the Company's real estate finance operations during the periods indicated:

                                                                  Three Months               Nine Months
                                                                  Ended June 30             Ended June 30
                                                                -----------------           -------------
                                                                1998          1997          1998     1997
                                                                ----          ----          ----     ----
                                                                              (in thousands)
Costs and Expenses:
Commercial mortgage loan acquisition
  and resolution.........................................      $   338       $   241       $ 1,202     $907
Residential mortgage lending.............................        2,782          --           6,426       --
                                                                ------       -------         -----     ----
                                                                $3,120       $   241       $ 7,628     $907
                                                                =======      =======       =======     ====

         Commercial Mortgage Loan Acquisition and Resolution. In recent years and especially during fiscal 1998, the Company's resources have increased considerably, enabling the Company to acquire loans much larger than those it had previously acquired and to increase the amount of its average net investment in loans. Prior to fiscal 1998, the Company had focused on acquiring loans with outstanding receivable balances of between $1.0 million and $15.0 million with investment costs typically between $1.0 million and $8.0 million. For loans acquired through fiscal year ended September 30, 1997, the average receivable balance was $6.1 million and the average investment cost (invested funds before proceeds of refinancings or sales of senior lien interests) was $3.2 million. During the nine months ended June 30, 1998, however, the Company acquired nine loans having outstanding receivable balances ranging from $2.0 million to $131.9 million, with five of such loans having balances in excess of $19.0 million (and three of those loans having receivable balances in excess of $44.0 million). The average receivable balance during the nine month period ended June 30, 1998 was $33.9 million. The Company's investment costs in the loans acquired during the nine months ended June 30, 1998 ranged from $1.3 million to $79.2 million, with an average investment cost of $24.3 million. The Company anticipates that it will continue to acquire loans in excess of its previous historical receivable balance and investment cost ranges, and that such loans may constitute a substantial percentage of the Company's commercial loan portfolio.

         Revenues from commercial mortgage loan acquisition and resolution operations increased $12.2 million (273%) to $16.6 million in the third quarter ended June 30, 1998. The increase was attributable to the following:

         (i) An increase of $3.2 million (124%) in interest income (including an increase of $1.2 million of accretion of discount) resulting from an increase of $119.6 million in the average amount of loans outstanding during that period to $177.0 million as compared to $57.4 million in the average amount of loans outstanding for the same period in the prior fiscal year.

         (ii) An increase of $7.6 million (401%) in gains recognized on the refinancing or sale of senior lien interests in loans held by the Company. This increase was primarily the result of an increase in the number of loans in which senior lien interests were sold (from three loans totaling $5.4 million in the third quarter of fiscal 1997 to seven loans totaling $79.6 million in the third quarter of fiscal 1998) including gains of $3.3 million and $4.9 million in connection with the sale of two such loans.

         (iii) An increase in fee income to $1.4 million in the third quarter of fiscal 1998 from $7,000 in the third quarter of fiscal 1997. Fees received in the third quarter of fiscal 1998 arose from a one-time fee of $525,000 for services to a borrower whose loan the Company later acquired and a one-time fee of $850,000 for services rendered to an existing borrower in connection with the operation, leasing and supervision of a property securing one of the Company's loans.

         Revenues from commercial mortgage loan acquisition and resolution operations increased $26.6 million (232%) to $38.1 million in the nine months ended June 30, 1998. The increase was attributable to the following:

                  (i) An increase of $7.9 million (127%) in interest income (including accretion of discount) resulting from an increase of $93.7 million in the average amount of loans outstanding to $134.3 million) during the nine months ended June 30, 1998 as compared to $54.0 million in the average amount of loans outstanding for the same period in the prior fiscal year.

         (ii) An increase of $15.1 million (393%) in gains from refinancings, sales of senior lien interests and sales of loans. This increase was primarily the result of an increase in the number of loans sold or loans in which senior lien interests were sold (from nine loans totaling $7.4 million in the nine months ended June 30, 1997 to 32 loans totaling $116.6 million in the nine months ended June 30, 1998). These sales included, during the second quarter of fiscal 1998, a sale to Resource Asset Investment Trust ("RAIT") (a real estate investment trust sponsored by the Company) of 10 mortgage loans and senior lien interests in two other loans resulting in proceeds of $20.2 million and a gain of $3.1 million.

         (iii) An increase in fee income to $5.1 million in the nine months ended June 30, 1998 from $1.4 million in the nine months ended June 30, 1997. Fees received in the nine months ended June 30, 1998 consisted of the following: $830,000 for financial advisory and consultation services related to the organization and capitalization of RAIT; $3.3 million for services to borrowers whose loans the Company later acquired; and a one-time fee of $850,000 for services rendered to an existing borrower in connection with the operation, leasing and supervision of the collateral securing the Company's loan.

Gains on sale of loans and senior lien interests in loans (if any) and the amount of fees (if any) received vary from transaction to transaction and there may be significant variations in the Company's gain on sale and fee income from period to period.

         As a consequence of the foregoing, the Company's yield (gross commercial mortgage acquisition and resolution revenues, including gains resulting from refinancings, sales of loans and sales of senior lien interests in loans, divided by average loan balances) increased to 38% in the third quarter of fiscal 1998 as compared to 31% in the third quarter of fiscal 1997; for the nine months ended June 30, 1998 as compared to 32% for the nine months ended June 30, 1997, the yield was unchanged at 38%.

         Costs and expenses of the Company's commercial mortgage loan acquisition and resolution operations increased $97,000 (40%) to $338,000 and increased $295,000 (33%) to $1.2 million in the three and nine month periods ended June 30, 1998, respectively. The increases were primarily a result of hiring additional personnel and legal costs associated with the expansion of this operation.

         As a result of the foregoing, the Company's gross profit from commercial mortgage loan acquisition and resolution operations increased to $16.3 million and $36.9 million in the third quarter and nine months ended June 30, 1998, respectively, as compared to $4.2 million and $10.5 million in the same periods in the prior year.

         Residential Mortgage Lending. During the third quarter and nine months ended June 30, 1998, the Company originated 610 and 1363 residential mortgage loans aggregating $25.4 million and $59.5 million, respectively. The Company may opportunistically purchase residential mortgage loans although its focus is on residential mortgage loan originations.

         The Company sold residential mortgage loans with a book value of $23.4 million and $56.5 million during the third quarter and nine months ended June 30, 1998, respectively, resulting in gains of $1.0 million and $3.7 million, respectively. These sales included, in the first quarter of fiscal 1998, the sale of certain originated and acquired residential mortgage loans for a note in the principal amount of $8.3 million (with a carrying value of $8.1 million) of which $6.8 million had been paid through June 30, 1998. The $6.8 million payment was funded by a loan to the purchaser from an unaffiliated bank which was guaranteed by the Company and secured by the residential mortgage loans sold to the purchaser. The Company has taken such guaranty into consideration in establishing its provision for possible losses.

         Costs and expenses associated with residential mortgage lending operations were $2.8 million and $6.4 million for the third quarter and nine months ended June 30, 1998, respectively, reflecting the commencement of operations during the quarter ended December 31, 1997 and the increase in loan originations.

Results of Operations: Equipment Leasing

         The following table sets forth certain information relating to revenues recognized in the Company's equipment leasing operations during the periods indicated:

                                                                  Three Months                 Nine Months
                                                                  Ended June 30               Ended June 30
                                                                -----------------           ------------------
                                                                1998          1997          1998          1997
                                                                ----          ----          ----          ----
                                                                              (in thousands)
         Revenues:
         Small ticket leasing
           Gain on sales of leases.......................       $1,631        $1,055        $5,514        $2,131
           Interest and fees.............................        1,011           324         2,373           620
         Partnership management..........................          422           417         1,398         1,338
         Lease finance placement and
           advisory services.............................          297            71           700           654
                                                              --------      --------       -------      --------

                                                                $3,361        $1,867        $9,985        $4,743
                                                                ======        ======        ======        ======


         The following table sets forth certain information relating to costs and expenses incurred in the Company's equipment leasing operations during the periods indicated:

                                                                  Three Months                 Nine Months
                                                                  Ended June 30               Ended June 30
                                                                -----------------           ------------------
                                                                1998         1997           1998          1997
                                                                ----         ----           ----          ----
                                                                              (in thousands)

         Costs and Expenses:
         Small ticket leasing............................      $   579          $538        $2,307        $1,260
         Partnership management..........................          319           312         1,038         1,006
         Lease finance placement and
           advisory services.............................          215           112           558           496
                                                              --------        ------       -------        ------
                                                                $1,113          $962        $3,903        $2,762
                                                                ======          ====        ======        ======

         During the third quarter and nine months ended June 30, 1998 the Company experienced continued growth in its leasing business, originating 2,580 and 5,921 leases having a cost of $26.5 million and $59.5 million, respectively, as compared to 931 and 1,829 leases having a cost of $9.7 million and $21.2 million, respectively, during the comparable prior year periods. In the third quarter of fiscal 1998, the Company sold leases with a book value of approximately $21.1 million to an unaffiliated special-purpose lease financing entity in return for cash of $22.7 million, as compared to the third quarter of fiscal 1997, in which the Company sold leases with a book value of $8.6 million to an unaffiliated special purpose lease financing entity in return for cash of $8.9 million and a note with a face value of $700,000. In the nine months ended June 30, 1998, the Company sold leases with a book value of $53.3 million to unaffiliated special purpose lease financing entities in return for cash of $50.5 million and notes with an aggregate stated principal amount of $8.3 million, as compared to the nine months ended June 30, 1997 in which the Company sold leases with a book value of $17.9 million to unaffiliated special purpose lease financing entities for cash of $14.8 million and notes with an aggregate stated principal amount of $5.2 million. Payment on the notes is subject to the level of lease delinquencies and realization of residuals on the sold leases. Revenues from equipment leasing increased $1.5 million (80%) to $3.4 million and $5.2 million (111%) to $10.0 million for the third quarter and nine months ended June 30, 1998, respectively. The increase in revenues for both the quarter and nine months ended June 30, 1998 compared to the prior year period was attributable to (i) an increase in the gain on sales of leases of $576,000 (55%) for the quarter and $3.4 million (159%) for the nine months resulting from the increased number of leases sold by the Company and (ii) an increase in interest and fee income of $687,000 (212%) for the quarter and $1.8 million (283%) for the nine months resulting from the increased volume of lease originations.

         Equipment leasing costs and expenses increased $151,000 (16%) to $1.1 million and increased $1.1 million (41%) to $3.9 million in the third quarter and nine months ended June 30, 1998 respectively, as compared to same periods in the prior year. For the third quarter of fiscal 1998, the increase was primarily a result of higher commissions paid in the lease finance placement and advisory services operation as a result of an increased volume of placement transactions (nine placements amounting to $8.2 million, by cost, of leases during the third fiscal quarter of 1998 as compared to two placements amounting to $3.5 million, by cost, of leases in the third fiscal quarter of 1997). For the nine months ended June 30, 1998, the increase was primarily a result of higher operating costs associated with the increase in lease originations.

         During the quarter ended June 30, 1998, the Company began to retain for its own account the residual values of leases sold. Prior to this quarter the Company had sold its residual interests, primarily for promissory notes (aggregating $14.4 million at June 30, 1998) from unaffiliated special purpose financing entities. The Company anticipates that it will continue to retain residual interests for its own account; however, there is no established Company policy as to the retention or sale of residuals and, accordingly, the Company may determine to sell residuals in the future. The effect of retaining residuals is to reduce revenues recognized from the sale of leases at the time of sale while increasing revenues anticipated to be derived in the future from the realization of residuals. At June 30, 1998, unrealized residuals were $2.9 million.

Results of Operations: Energy

         Oil and gas production revenues decreased 1% in the third quarter of fiscal 1998 and increased 13% in the nine months ended June 30, 1998, compared to the same periods of the previous fiscal year. A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                                                                  Three Months                     Nine Months
                                                                  Ended June 30                   Ended June 30
                                                                -------------------             -----------------
                                                                  1998        1997              1998         1997
                                                                  ----        ----              ----         ----
     Revenues (in thousands)
     Gas......................................................   $  822      $   803          $ 2,730      $ 2,311
     Oil...................................................      $  156      $   198          $   505      $   561

     Production Volumes
     Gas (thousands of cubic feet ("mcf")/day)................    3,684        3,360            3,808        3,261
     Oil (barrels ("bbls")/day)...............................      130          119              122          100

     Average Sales Prices
     Gas (per mcf)............................................   $ 2.45      $  2.63          $  2.63      $  2.60
     Oil (per bbl)............................................   $13.15      $ 18.33          $ 15.13      $ 20.54


     Natural gas revenues increased $19,000 (2%) in the third quarter and $419,000 (18%) in the nine months ended June 30, 1998, compared to the same periods of the prior fiscal year, due to 9% and 17% increases in production volumes, partially offset (in the quarter but not the nine months) by a 7% decline in the average sales price per mcf. Oil revenues decreased $42,000 (21%) and $56,000 (10%) in the third quarter and nine months ended June 30, 1998, respectively, compared to the same periods of fiscal 1997, due to 28% and 26% decreases in the average sales price in the quarter and nine months ended June 30, 1998, respectively. The decreases were partially offset by 9% and 22% increases in production volumes as compared to the same periods of fiscal 1997. Both gas and oil volumes were favorably impacted by two acquisitions of interests in 431 wells located in Ohio and New York, one in the third quarter of fiscal 1997 and the other in the first quarter of fiscal 1998. These acquisitions accounted for increases of 13% and 23% in gas production volumes and 17% and 19% in oil production volumes, respectively, as compared to the third quarter and first nine months of fiscal 1997.

     A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas, for the third quarter and nine months ended June 30, 1998 and 1997 is as follows:

                                                                     Three Months                Nine Months
                                                                     Ended June 30             Ended June 30
                                                                     ----------------          -------------
                                                                     1998         1997         1998           1997
                                                                     ----         ----         ----           ----
         Production Costs
         As a percent of sales...........................            51%           42%          45%           41%
         Gas (mcf).......................................         $  1.24       $  1.16      $  1.20       $ 1.13
         Oil (bbl).......................................         $  7.46       $  6.96      $  7.17       $ 6.78

         Production costs increased $89,000 (21%) to $520,000 and $305,000 (26%)
to $1.5 million in the third quarter and nine months ended June 30, 1998, respectively as compared to the same periods in the prior year as a result of the acquisition of the interests in producing properties referred to above and well workovers.

         Amortization of oil and gas property costs as a percentage of oil and gas revenues was 20% and 18% in the third quarter and nine months ended June 30, 1998 compared to 19% and 20% in the third quarter and nine months ended June 30, 1997. The variance from period to period was directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.

Results of Operations: Other Revenues, Costs and Expenses

         Interest and other income increased $1.6 million (2,514%) to $1.7 million and $2.6 million (976%) to $2.8 million, in the third quarter and nine months ended June 30, 1998, respectively, as compared to the same periods in the prior year, as a result of the substantial increase in the Company's uncommitted cash balances and the temporary investment of such balances. In addition, in the third quarter of 1998, the Company was reimbursed for payroll and administrative costs in the amount of $513,000 for services provided to a partnership in connection with the partnership's investment in an unrelated business. The Company's President is the president of the general partner of the partnership. The Company also recognized dividend income of $240,000 from RAIT in the third quarter of fiscal 1998.

         General and administrative expenses increased $423,000 (67%) to $1.1 million, and $1.7 million (108%) to $3.3 million, in the third quarter and nine months ended June 30, 1998, respectively, as compared to the comparable prior year periods, primarily as a result of the hiring of additional corporate staff, increases in the compensation of senior officers, and the cost of benefits provided to senior officers (principally the Company's contribution to establish the supplemental retirement plan required under the employment contract with the Company's Chairman and Chief Executive Officer), together with an increase in occupancy costs as the Company leased additional office space to accommodate its increased staff.

         Interest expense increased $5.0 million (709%) to $5.7 million, and $12.0 million (698%) to $13.7 million, in the third quarter and nine months ended June 30, 1998, respectively, from the comparable prior year periods reflecting the increase in borrowings (primarily the Company's 12% Senior Notes due 2004 that were sold in an offering completed in July 1997) to fund the growth of the Company's real estate finance and equipment leasing operations.

         Provision for possible losses increased to $263,000 and $1.2 million in the third quarter and nine months ended June 30, 1998 from $157,000 and $303,000 in the third quarter and nine months ended June 30, 1997. The increases were primarily as a result of an increased provision for possible losses relating to equipment leasing of $165,000 and $790,000 and for possible losses relating to real estate finance of $98,000 and $414,000 in the quarter and nine months ended June 30, 1998, respectively. The increased provisions reflect the increases in lease originations and investments in real estate loans. In establishing the Company's allowances for possible losses in connection with its real estate finance and equipment leasing operations, the Company considers, among other things, the historic performance of the Company's loan or lease portfolios, industry standards and experience regarding losses in similar loans or leases and payment history on specific loans and leases, as well as general economic conditions in the United States, in the borrower's or lessee's geographic area and in its specific industry.

         The effective tax rate increased to 31% in the third quarter and nine months ended June 30, 1998, respectively, from 28% and 24% in the third quarter and nine months ended June 30, 1997 based upon the Company's anticipated earnings and stability in the amount of the Company's depletion, tax credits and tax exempt interest.

Liquidity and Capital Resources

         The Company's primary liquidity needs are for continued expansion of its real estate finance and small ticket leasing subsidiaries, activities that have been at the core of the Company's growth strategy. The Company will add to its commercial mortgage loan acquisition and resolution loan portfolio as economically attractive opportunities become available and will also continue to originate residential loans. In addition, it expects substantial ongoing growth in its small ticket leasing activities. In energy, the Company seeks to increase its reserve base through selective acquisition of producing properties and other assets and further development of its existing gas and oil interests. The Company from time to time also considers acquisitions of energy industry companies. Subsequent to the end of the third fiscal quarter, the Company entered into an agreement to acquire Atlas, which is primarily engaged in energy finance through the syndication of oil and gas properties. See "Overview of Third Quarter of Fiscal 1998."

         Thus far, the Company has been able to finance each of these activities through a variety of sources, including internally generated funds, borrowings (including borrowings under five separate credit facilities with an aggregate credit limit of $78.0 million, of which $3.1 million was drawn at June 30,
1998), sales of equipment leases under two forward sale facilities with an aggregate sale limit of $150.0 million, and public and private sales of notes and common stock. On April 29, 1998 the Company completed the 1998 Stock Offering and received net proceeds (after underwriting discounts and commissions) of $120.1 million before offering expenses of $894,000. The Company's growth will depend upon the Company's ability to finance future activities in a similar manner or to identify alternative financing sources.

         Sources and (uses) of cash for the nine month periods ended June 30, 1998 and 1997 were as follows:

                                                                              Nine Months Ended
                                                                                   June 30
                                                                              -----------------
                                                                              1998         1997
                                                                              ----         ----
                                                                                (in thousands)

         (Used in) provided by operations........................             $ (4,309)   $ 2,834
         (Used in) investing activities..........................              (99,243)   (37,248)
         Provided by financing activities........................              118,643     33,150
                                                                               -------     ------
         Increase (decrease) in cash and cash
            equivalents..........................................             $ 15,091   ($ 1,264)
                                                                              ========    =======

         The Company had $84.4 million in cash and cash equivalents on hand at June 30, 1998, as compared to $69.3 million at September 30, 1997. The Company's ratio of current assets to current liabilities was 5.0:1 at June 30, 1998 and 6.7:1 at September 30, 1997. Working capital at June 30, 1998 was $71.8 million as compared to $61.4 million at September 30, 1997. The Company's ratio of earnings to fixed charges was 3.2:1 in the quarter ended June 30, 1998 as compared to 6.8:1 in the quarter ended June 30, 1997.

         Cash provided by operating activities in the first nine months of fiscal 1998 decreased $7.1 million as compared to the first nine months of fiscal 1997 primarily as a result of the following: increases in net income and other non-cash adjustments of $10.9 million and $2.7 million, respectively; increases in gains on asset dispositions, accretion of discount and collection of interest income of $22.1 million, $3.3 million and $3.8 million, respectively; increases in operating assets of $2.1 million; and increases in operating liabilities of $3.1 million.

         The Company's cash used in investing activities increased $62.0 million in the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997. This increase resulted primarily from an increase in the amount of cash used to fund increased real estate finance and small ticket leasing activities. In commercial mortgage loan acquisition and resolution, the Company invested $213.1 million and $33.7 million in the acquisition, origination or funding of ten loans in each of the nine months ended June 30, 1998 and 1997, respectively. In addition, the Company advanced funds on existing commercial loans of $5.1 million and $1.4 million, respectively, in the same periods. Cash proceeds received upon refinancings or sales of senior lien interests and loans amounted to $147.6 million (including sales to RAIT) and $6.3 million in the nine months ended June 30, 1998 and 1997, respectively. These proceeds reflect the sale of loans and senior lien interests in or refinancing of 32 and nine loans, respectively. In small ticket leasing, the Company invested $59.5 million and $21.2 million in the origination of 5,932 and 1,510 leases in the nine months ended June 30, 1998 and 1997, respectively. Cash proceeds received upon sales of leases amounted to $50.5 million and $17.3 million in the nine months ended June 30, 1998 and 1997, respectively. The Company invested $59.5 million in 1,363 residential mortgage loans during the nine months ended June 30, 1998, and, during that period, received cash proceeds from the sale of loans of $53.6 million.


         The Company's cash flow provided by financing activities increased $85.5 million during the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997 primarily as the result of the 1998 stock offering.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

         a)       Exhibits:

                  11.1   Calculation of Basic and Diluted Earnings Per Share.
                  27     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RESOURCE AMERICA, INC.
                           (Registrant)


Date: August 14, 1998      By:  /s/ Steven J. Kessler
      ---------------          ------------------------------------------------
                               Steven J. Kessler
                               Senior Vice President and Chief Financial Officer



Date: August 14, 1998      By:  /s/ Nancy J. McGurk
      ---------------           ---------------------
                                Nancy J. McGurk
                                Vice President - Finance and Treasurer