Form 10-K
period 1998-09-28
RESOURCE AMERICA INC
filed 1998-12-29
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-4408


                             RESOURCE AMERICA, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           72-0654145
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

       1521 Locust Street
            Suite 400
       Philadelphia, PA                                          19102
----------------------------------------                      ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on December 9, 1998, was approximately $232,358,000.

The number of outstanding shares of the registrant's Common Stock on December 9, 1998 was 21,859,924.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant's Annual Meeting of Stockholders to be held on March 16, 1999 are incorporated by reference in Part III of this Form 10-K.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I                                                                      Page
         Item 1:    Business...............................................   4
         Item 2:    Properties.............................................  43
         Item 3:    Legal Proceedings......................................  43
         Item 4:    Submission of Matters to a Vote of Security
                        Holders............................................  44

PART II
         Item 5:    Market for Registrant's Common Equity and
                        Related Stockholder Matters........................  44
         Item 6:    Selected Financial Data................................  45
         Item 7:    Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations.........................................  45
         Item 7A:   Quantitative and Qualitative Disclosures
                        About Market Risk..................................  62
         Item 8:    Financial Statements and Supplementary Data............  66
         Item 9:    Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure............. 107

PART III
         Item 10:   Directors, Executive Officers, Promoters and
                        Control Persons of the Registrant.................. 107
         Item 11:   Executive Compensation................................. 107
         Item 12:   Security Ownership of Certain Beneficial Owners
                        and Management..................................... 107
         Item 13:   Certain Relationships and Related Transactions......... 107

PART IV
         Item 14:   Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K................................ 107

SIGNATURES

                                     PART I

ITEM 1   BUSINESS

General

         The Company was organized as a Delaware corporation in 1966 and, until 1991, was principally involved in the energy industry. Since 1991, the Company has expanded its business strategy to focus on locating and developing niche finance businesses in which the Company can realize attractive returns by targeting well-defined financial services markets and by developing specialized skills to service those markets on a cost-effective basis. To date, the Company has developed two finance businesses: real estate finance and equipment leasing. Within its real estate finance business, the Company has developed a commercial mortgage loan acquisition and resolution business and a residential mortgage lending business. The Company has also sponsored Resource Asset Investment Trust ("RAIT"), a real estate investment trust, and currently owns 14% of RAIT's common shares of beneficial interest. Within its equipment leasing business, the Company focuses primarily on small ticket equipment lease financing, although it also manages five publicly-owned equipment leasing partnerships and has a small lease finance placement and advisory business. In its energy business, the Company produces natural gas and oil. In September 1998, the Company acquired The Atlas Group, Inc. ("Atlas"), a company primarily involved in energy finance through the syndication of oil and gas properties.

         Amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments for fiscal 1996 through fiscal 1998 are shown in note 13 of the Consolidated Financial Statements. During the past three fiscal years, the Company's revenues were distributed across its industry segments as follows:

                                                                   Year ended September 30,
                                                                   ------------------------
                                                                   (Dollars in Thousands)
                                                       1998                   1997                     1996
                                                       ----                   ----                     ----

Segment                                           %           $          %          $             %         $
-------                                          ---         ---        ---        ---           ---       ---
Real estate finance                               72       62,856        58       19,144         42       7,171
Equipment leasing                                 16       13,561        22        7,162         26       4,466
Energy                                             8        6,734        17        5,608         30       5,157


Real Estate Finance

Commercial Mortgage Loan Acquisition and Resolution Strategy

         Identification and Acquisition of Commercial Mortgage Loans. The Company believes that the success to date of its commercial mortgage loan acquisition and resolution business has been due in large part to its ability to identify and acquire, on favorable terms, commercial mortgage loans held by large private sector financial institutions and other entities. Due to the complexity of issues relating to these loans (including under-performance and past or present defaults), their comparatively small size relative to a large institution's total portfolio, their lack of conformity to an institution's then existing lending criteria and/or other factors, the lender is often not able, or willing, to devote the necessary managerial and other resources to the loans. The Company, which offers to acquire a loan quickly and for immediate cash, provides a convenient way for an institution to dispose of these loans.

         Efficient Resolution of Loans. The Company believes that a further aspect of its success to date has been its ability to resolve issues surrounding loans it has identified for acquisition. The principal element of this strategy is the cost-effective use of management and third-party resources to identify and resolve any existing operational, financial or other issues at the property or to manage the non-conforming aspects of the loan or its underlying property. To implement this strategy, the Company has taken advantage of the background and expertise of its management and has identified third-party subcontractors (such as property managers and legal counsel) familiar with the types of issues to which commercial properties may be subject and who have, in the past, provided effective services to the Company.

         Refinancings and Sales of Senior Lien Interests in Portfolio Loans. The Company seeks to reduce its invested cash and enhance its returns from its commercial loan portfolio through refinancing by borrowers of the properties underlying its loans, financing by the Company of the loans held by it, or the sale of senior lien interests or loan participations in loans held by it. In so doing, the Company has in the past obtained, and in the future anticipates obtaining, a return of a substantial portion of its invested cash (and in some cases has obtained returns of amounts in excess of its invested cash), which it will typically seek to reinvest in further loans, while maintaining a significant continuing position in the original loan. See "Business - Real Estate Finance - Commercial Mortgage Loan Acquisition and Resolution:
Refinancings and Sales of Senior Lien Interests in Portfolio Loans." In addition, the Company has sold and anticipates further sales of whole loans, senior lien interests and loan participations to RAIT (see "Business - Real Estate Finance - Sponsorship of Real Estate Investment Trust").

         Disposition of Loans. In the event a borrower does not repay a loan when due, or upon expiration of applicable forbearance periods (See "Business - Real Estate Finance - Commercial Mortgage Loan Acquisition and Resolution:
Forbearance Agreements"), the Company will seek to foreclose upon and sell the underlying property or otherwise liquidate the loan. In appropriate cases and for appropriate consideration, the Company may agree to forbear (or further forbear) from the exercise of remedies available to it.

Market for Commercial Mortgage Loan Acquisition and Resolution Services

         Loans acquired by the Company are, at the time of acquisition, secured by commercial properties (generally multi-family housing, office buildings, hotels or single-user retail properties) which, while income producing, are typically unable fully to meet the debt service requirements of the original loan terms or otherwise do not conform to the holder's then-established lending criteria. The loans are usually acquired from banks, insurance companies, investment banks, mortgage banks, pension funds or other similar financial organizations.

         The market for commercial mortgage loan acquisition and resolution services of the type provided by the Company is, the Company believes, relatively new. A major impetus to the creation of this market was the sale of packages of under-performing and non-performing loans by government agencies, which has declined in recent years. The Company believes, however, that a permanent market for these services has emerged in the private sector as financial institutions and other entities realize that outside specialists may be able to address issues surrounding under-performing, defaulted, non-conforming or similar loans more cost-efficiently than their internal staff. Additionally, the Company believes that Japanese banks are continuing to dispose of non-performing, under-performing and non-conforming commercial mortgages secured by properties located in the United States in response to Japanese domestic market and banking conditions. The sale of loans provides selling institutions with a means of disposing of these assets, thereby obtaining liquidity and improving their balance sheets. The trend has been reinforced, management believes, by consolidation within the banking industry and by the standardization of financing criteria by real estate conduits and other "securitization" outlets.

Acquisition and Administration Procedures for Commercial Mortgage Loan Acquisition and Resolution Operations

         Prior to acquiring any commercial mortgage loan, the Company conducts an acquisition review. This review includes an evaluation of the adequacy of the loan documentation (for example, the existence and adequacy of notes, mortgages, collateral assignments of rents and leases, and title policies ensuring first or other lien positions) and other available information (such as credit and collateral files). The value of the property securing the loan is estimated by the Company based upon a recent independent appraisal obtained by the borrower or seller of the loan, an independent appraisal obtained by the Company, or upon valuation information obtained by the Company and thereafter confirmed by an independent appraisal. One or more members of the Company's management makes an on-site inspection of the property and, where appropriate, the Company will require further inspections by engineers, architects or property management consultants. The Company may also retain environmental consultants to review potential environmental issues. The Company obtains and reviews available rental, expense, maintenance and other operational information regarding the property, prepares cash flow and debt service analyses and reviews all pertinent information relating to any legal or other disputes to which the property is subject. The amount of the Company's purchase offer for any loan is based upon the foregoing evaluations and analyses.

         The Company has established the following guidelines in connection with its loan acquisitions: (i) cash flow from the property securing the loan should be sufficient to yield an initial cash return on the Company's cash investment of not less than 10% per annum; (ii) the ratio of the Company's initial investment to the appraised value of the property underlying the loan (generally utilizing an appraisal dated within one year of acquisition) should be less than 80%; (iii) there is the possibility of either prompt refinancing of the loan by the borrower after acquisition, refinancing of the loan by the Company or sale by the Company of a senior lien interest, that will result in an enhanced yield to the Company on its (reduced) funds still outstanding; and (iv) there is the possibility of a substantial increase in the value of the property underlying the loan over its appraised value, increasing the potential amount of the loan discount recoverable by the Company at loan termination. The Company is not, however, bound by these guidelines and will acquire a loan that does not meet one or more of the criteria specified above if, in the Company's judgment, other factors make the loan an appropriate investment opportunity. While the Company has met the initial cash return on net investment guideline in acquiring its loans, as of September 30, 1998, the Company had in its portfolio 10 loans (57% of the Company's commercial loan portfolio by book value, including four loans acquired in 1998 constituting 47% of the Company's commercial loan portfolio by book value) in which the ratio of the cost of investment to the appraised value of the underlying property (both at the time of acquisition and at the date of the most recent appraisal) exceeded 80%. While the Company has historically acquired loans in the $1.0 million to $15.0 million range, it has expanded its focus to also include larger loans which meet its investment objectives. The Company currently has seven loans in its portfolio which had initial acquisition costs in excess of $15.0 million. After borrower refinancings or sales of senior lien interests in six of these loans, the Company had an investment in two loans that exceeded $15.0 million, one of which has not been refinanced. The Company is not limited by regulation or contractual obligation as to the types of properties that secure the loans it may seek to acquire or the nature or priority of any lien or other encumbrance it may accept with respect to a property. The Company also does not have restrictions regarding whether, after sale of a senior lien interest or a refinancing, its interest in a particular loan must continue to be secured (although the Company will typically retain a subordinated lien position), or as to the amount it may invest in any one loan, the ratio of initial investment cost-to-appraised value of the underlying property or the cash yield on the Company's remaining investment. See "Business
- Real Estate Finance - Commercial Mortgage Loan Acquisition and Resolution:
Sale of Senior Lien Interests and Refinancings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of
Operations: Real Estate Finance."

         As part of the acquisition process, the Company typically resolves existing issues relating to the loans or the underlying properties. Through negotiations with the borrower and, as appropriate or necessary, with other creditors or parties in interest, the Company seeks to arrive at arrangements that reflect more closely the current operating conditions of the property and the present strategic position of the various interested parties. Where appropriate, the Company will offer concessions to assure that the Company's future control of the property's cash flow is free from dispute. These arrangements are normally reflected in an agreement (a "Forbearance Agreement") pursuant to which foreclosure or other action on the mortgage is deferred so long as the arrangements reflected in the Forbearance Agreement are met. With respect to non-conforming loans or their related properties, or where a property underlying a loan has operational problems, the Company will typically require appointment of a property manager acceptable to it (see "Business - Real Estate Finance - Commercial Mortgage Loan Acquisition and Resolution: Forbearance Agreements") and may advance funds for purposes of paying property improvement costs, unpaid taxes and similar items. Prior to loan acquisition, the Company includes in its pre-acquisition analysis of loan costs and yields an estimate of such advances.

         Upon acquisition of a loan, the Company typically requires that all revenues from the property underlying the loan be paid into an operating account which the Company or its managing agent control. All expenditures with respect to a property (including debt service, taxes, operational expenses and maintenance costs) are paid from the Company's account and are reviewed and approved by a senior officer of the Company prior to payment. The Company further requires that its approval be obtained before any material contract or commercial lease with respect to the property is executed. To assist it in monitoring the loan, the Company requires that the borrower prepare a budget for the property not less than 60 days prior to the beginning of a year, which must be reviewed and approved by the Company, and submit both a monthly cash flow statement and a monthly occupancy report. The Company analyzes these reports in comparison with each other and with account activity in the operating account.

         The Company may alter the foregoing procedures in appropriate circumstances. Where a borrower has refinanced a loan held by the Company (or where the Company has acquired a loan subject to existing senior debt), the

Company may agree that the revenues be paid to an account controlled by the senior lienor, with the excess over amounts payable to the senior lienor being paid directly to the Company. As of September 30, 1998, revenues were being paid directly to senior lienholders with respect to two loans (loans 7 and 40). Where the property is being managed by Brandywine Construction & Management, Inc. ("BCMI"), a property manager affiliated with the Company (see "Business - Real Estate Finance - Commercial Mortgage Loan Acquisition and Resolution:
Forbearance Agreements"), the Company may direct that property revenues be paid to BCMI, as the Company's managing agent. As of September 30, 1998, revenues are being paid to BCMI with respect to two loans (loans 25 and 30). Where the Company believes that operating problems with respect to an underlying property have been substantially resolved, the Company may permit the borrower to retain revenues and pay property expenses directly. As of September 30, 1998, the Company permitted borrowers with respect to six loans (loans 24, 27, 31, 32, 37 and 41) to do so.

Commercial Mortgage Loan Acquisition and Resolution: Refinancings and Sales of Senior Lien Interests

         In evaluating a potential commercial mortgage loan, the Company places significant emphasis on the likelihood of its being able to finance its interest or sell a senior lien interest on favorable terms after the acquisition and/or the borrower's likely ability, with or without the Company's assistance, to secure favorable refinancing. When a loan is refinanced, or a senior lien interest sold, the Company will obtain net sale or refinance proceeds in an amount representing a major portion of (and sometimes exceeding) the amount of its investment in the loan. After refinancing or sale of a senior lien interest, the Company will typically retain an interest in the loan, which is subordinated to the interest of the refinance lender or senior lienholder.

         Where a refinancing is effectuated, the Company reduces the amount outstanding on its loan by the amount of net refinancing proceeds received by it and either converts the outstanding balance of the original note (both principal and accrued interest, as well as accrued penalties) into the stated principal amount of an amended note on the same terms as the original note, or retains the original loan obligation as paid down by the amount of refinance proceeds received by the Company. As with senior lien interests, the interest rate on the refinancing is typically less than the interest rate on the Company's retained interest.

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

         As of September 30, 1998, senior lien interests with an aggregate balance of $12.0 million relating to seven of the Company's loans obligate the Company, in the event of a default on a loan, to replace such loan with a performing loan. These senior lien interests become due upon the expiration of their respective Forbearance Agreements (one in 1999, five in 2000 and one in 2001). Five other senior lien interests obligate the Company, upon their respective maturities (all in fiscal 2003), to repurchase the senior lien interest (if not theretofore paid off) at a price equal to the outstanding balance of the senior lien interest plus accrued interest (which will aggregate $2.1 million, $11.9 million, $2.5 million, $10.7 million and $2.8 million, respectively, assuming all debt service payments have been made). See "Business
- Real Estate Finance - Commercial Mortgage Loan Acquisition and Resolution:
Loan Status."

         After sale of a senior lien interest or a refinancing, the Company's retained interest will usually be secured by a subordinate lien on the property. In certain situations, however, (including two loans aggregating $2.8 million and constituting 1.5%, by book value, of the Company's loans as of September 30,
1998), the Company's retained interest may not be formally secured by a mortgage because of conditions imposed by the senior lender, although it may be protected by a judgment lien, an unrecorded deed-in-lieu of foreclosure, the borrower's covenant not to further encumber the property without the Company's consent, a pledge of the borrower's equity and/or a similar device.

Commercial Mortgage Loan Acquisition and Resolution: Forbearance Agreements

         Commercial mortgage loans acquired by the Company that are in default typically are subject to Forbearance Agreements with borrowers pursuant to which the holder of the loan (the Company, upon loan acquisition) (i) agrees, subject to receipt of specified minimum monthly payments, to defer the exercise of existing rights to proceed on the defaulted loan (including the right to foreclose), (ii) receives the rents from the underlying property (either directly or through a managing agent approved by the Company, subject to certain exceptions; see "Business - Real Estate Finance - Acquisition and Administration Procedures for Commercial Loan Acquisition and Resolution Operations") and (iii) requires the borrower to retain a property management firm acceptable to the holder. The Forbearance Agreements also provide that any cash flow from the property (after payment of Company-approved expenses and debt service on senior lien interests) above the minimum payments will be retained by the Company and applied to accrued but unpaid debt service on the loan. As a result of provision
(iii), BCMI has assumed responsibility for supervisory and, in many cases, day-to-day management of the underlying properties with respect to substantially all of the loans owned by the Company as of September 30, 1998. In eight instances, the President of BCMI (or an entity affiliated with him) has also acted as the general partner, president or trustee of the borrower. The minimum payments required under a Forbearance Agreement (generally related to anticipated cash flow from the property after operating expenses) are normally materially less than the debt service payments called for by the original terms of the loan. The difference between the minimum required payments under the Forbearance Agreement and the payments called for by the original loan terms continues to accrue, but (except for amounts recognized as an accretion of discount; see "Business - Real Estate Finance - Commercial Mortgage Loan Acquisition and Resolution: Accounting for Discounted Loans") are not recognized as revenue to the Company until actually paid.

         When a loan is refinanced by the Company or the borrower, or the Company sells a senior lien interest in the loan, the Forbearance Agreement typically will remain in effect, subject to such modifications as may be required by the refinance lender or senior lien holder.

         At the end of the term of a Forbearance Agreement, the borrower is required to pay the loan in full. The borrower's ability to do so, however, will depend upon a number of factors, including prevailing conditions at the underlying property, the state of real estate and financial markets (generally and as regards the particular property), and general economic conditions. In the event the borrower does not or cannot do so, the Company anticipates that it will seek to sell the property underlying the loan or otherwise liquidate the loan. Alternatively, the Company anticipates that it might, in appropriate cases, and for appropriate additional consideration, agree to further forbearance.

Commercial Mortgage Loan Acquisition and Resolution: Loan Status

         At September 30, 1998, the Company's loan portfolio consisted of 41 loans of which 32 loans were acquired as first mortgage liens and nine loans were acquired as junior lien obligations. The Company's strategy has been to acquire loans in anticipation of financing the loan by the Company, selling a senior lien interest in the loan or in anticipation of the borrower's refinancing of the loan. As of September 30, 1998, the Company had sold senior lien interests in 21 loans in its portfolio (including senior interests in five loans initially acquired by the Company as junior lien loans) and borrowers with respect to 10 of the Company's loans had obtained refinancing. After such sales and refinancings, the Company held subordinated interests in 35 loans of which two interests, constituting approximately 1.5% of the book value of the Company's loan portfolio, are not collateralized by recorded mortgages (see "Business - Real Estate Finance - Commercial Mortgage Loan Acquisition and
Resolution: Sale of Senior Lien Interests and Refinancings").

         The following table sets forth certain information relating to the Company's investments in commercial mortgage loans, grouped by the type of property underlying the loans, as of September 30, 1998. Loans 2, 4, 6, 8, 9, 10, 12, 19, 23, and 38 are not included in the table because they were sold to RAIT during the 1998 fiscal year.



                                                                                           Loan          Outstanding
Loan         Type of                                                                     Acquired           Loan
Number       Property            Location          Seller/Originator                   (Fiscal Year)     Receivable(1)
------       --------            --------          -----------------                   -------------     -------------
005            Office         Pennsylvania        Shawmut Bank(10)                         1993         $  6,871,095
011(32)        Office         Washington, D.C.    First Union Bank(10)                     1995            1,496,017
014            Office         Washington, D.C.    Nomura/Cargill/Eastdil Realty(13)        1995           16,981,029
020            Office         New Jersey          Cargill/Eastdil Realty(13)               1996            7,537,780
026(32)        Office         Pennsylvania        FirsTrust FSB/The Metropolitan Fund      1997            8,900,194
027(22)        Office         Pennsylvania        Lehman Brothers Holdings, Inc.           1997           57,103,389
029(24)(32)    Office         Pennsylvania        Castine Associates, L.P.                 1997            7,655,240
035(26)        Office         Pennsylvania        Jefferson Bank                           1997            2,434,553
036            Office         North Carolina      Union Labor Life Insurance Co.           1997            4,626,269
044(31)        Office         Washington, DC      Dai-Ichi Kangyo Bank                     1998          100,725,247
046            Office         Pennsylvania        CoreStates Bank, N.A.                    1998            6,014,713
048(33)        Office         Pennsylvania        Institutional Property Assets            1998           65,665,695
049(37)        Office         Maryland            BRE/Maryland                             1998           98,856,915
                                                                                                        ------------

Office Totals                                                                                           $384,868,136
                                                                                                        ------------


001            Multifamily    Pennsylvania        Alpha Petroleum Pension Fund             1991         $  8,852,591
003            Multifamily    New Jersey          RAM Enterprises/Glenn Industries         1993            2,860,838
                                                    Pension Plan
015            Condo/         North Carolina      First Bank/South Trust Bank(14)          1995/1997       3,564,318
                Multifamily
021(18)        Multifamily    Pennsylvania        Bruin Holdings/Berkeley Federal          1996/1997       9,821,038
                                                   Savings Bank
022            Multifamily    Pennsylvania        FirsTrust FSB                            1996            5,257,097
024            Multifamily    Pennsylvania        U.S. Dept. of Housing & Urban
                                                    Development                            1996            3,404,809
028            Condo/         North Carolina      First Bank/SouthTrust Bank(23)           1997            1,724,363
                 Multifamily
031            Multifamily    Connecticut         John Hancock Mutual Life                 1997           10,121,734
                                                   Insurance Company
032            Multifamily    New Jersey          John Hancock Mutual Life                 1997           12,532,447
                                                   Insurance Company
034(25)        Multifamily    Pennsylvania        Resource America, Inc.                   1997              404,537


[TABLE RESTUBBED FROM ABOVE]

                    Value of
                   Property
Loan                Securing          Cost of
Number              Loan(2)          Investment(3)
------             ----------        -------------
005               $  1,700,000      $  1,246,629
011(32)              1,500,000         1,187,419
014                 14,000,000        11,995,336
020                  4,600,000         3,358,762
026(32)              5,000,000         2,485,078
027(22)             34,000,000        19,252,051
029(24)(32)          4,025,000         3,057,928
035(26)              2,550,000         1,695,498
036                  4,150,000         3,077,343
044(31)             98,000,000        79,192,515
046                  5,300,000         3,737,114
048(33)             65,000,000        58,657,176
049(37)             99,000,000        88,511,074
                   -----------       -----------

Office Totals     $338,825,000      $277,453,923
                   -----------       -----------


001               $  5,300,000      $  4,742,767
003                  1,350,000         1,334,167

015                  3,702,000         2,792,309

021(18)              4,222,000         2,498,065

022                  4,110,000         2,461,114
024
                     3,250,000         2,740,159
028                  1,773,000         1,028,143

031                  7,500,000         4,777,959

032                 13,278,000         7,397,888

034(25)                450,000           401,500

                                   (Continued)

                                                                                           Loan          Outstanding
Loan         Type of                                                                     Acquired           Loan
Number       Property            Location          Seller/Originator                   (Fiscal Year)     Receivable(1)
------       --------            --------          -----------------                   -------------     -------------
037         Multifamily       Florida             Howe, Soloman & Hall                     1997         $  7,421,526
                                                   Financial, Inc.
041         Multifamily       Connecticut         J.E. Roberts Companies                   1998           26,767,078
042         Multifamily       Pennsylvania        Fannie Mae(28)                           1998            5,540,485
043(29)     Multifamily       Pennsylvania        Downingtown National Bank                1998            2,049,150
045(16)     Multifamily       Maryland            Lennar Partners                          1998           19,900,000
047(32)     Multifamily       New Jersey          Credit Suisse First Boston
                                                   Mortgage Capital, Inc.                  1998            3,336,500
050         Multifamily       Illinois            J.E. Roberts Companies                   1998           47,144,118
051         Multifamily       Illinois            J.E. Roberts Companies                   1998           24,987,898
                                                                                                          ----------

Multifamily Totals                                                                                      $195,690,527
                                                                                                         -----------


007            Single User    Minnesota           Prudential Insurance, Alpha              1993         $  5,363,557
               (Retail)                             Petroleum Pension Fund
013(32)(36)    Single User    California          California Federal Bank, FSB             1994            2,929,469
               (Commercial)
016            Single User    California          Mass Mutual/Alpha Petroleum              1995/1996       7,226,604
               (Retail)                            Pension Fund
017(15)(32)    Single User    West Virginia       Triester Investments(10)                 1996            1,506,191
               (Retail)
018            Single User    California          Emigrant Savings Bank/Walter             1996            2,933,741
               (Retail)                             R. Samuels and Jay Furman(17)
033            Single User    Virginia            Brambilla, Ltd.                          1997            4,191,328
               (Retail)
040            Retail         Virginia            Lehman Brothers Holdings                 1998           45,365,832
                                                                                                          ----------

Commercial Retail Totals                                                                                $ 69,516,722
                                                                                                          ----------

025         Hotel/Commercial  Georgia             Bankers Trust Co.                        1997         $  6,304,855
030         Hotel             Nebraska            CNA Insurance                            1997            7,940,171
039(25)(27) Hotel             Georgia             Resource America, Inc.                   1997            1,476,527
                                                                                                         -----------
Hotel Totals                                                                                            $ 15,721,553
                                                                                                         -----------

                                                  Balance as of September 30, 1998                      $665,796,938
                                                                                                        ============

[TABLE RESTUBBED FROM ABOVE]



                            Appraised
                             Value of
                             Property
Loan                        Securing           Cost of
Number                       Loan(2)          Investment(3)
------                      ---------         -------------


037                      $  3,500,000       $ 2,760,380

041                        21,000,000        14,724,961
042                         5,740,000         4,234,556
043(30)                     2,275,000         1,563,215
045(16)                    19,500,000         1,300,000
047(32)
                            3,375,000         2,515,513
050                        23,400,000        18,114,910
051                        21,000,000        17,320,143
                           ----------        ----------

Multifamily Totals       $144,725,000       $92,707,749
                          -----------        ----------


007                      $  2,515,000       $ 1,356,507

013(32)(36)                 2,600,000         1,701,049

016                         3,000,000         2,157,238

017(15)(32)                 1,900,000           895,334

018                         4,555,000         2,267,232

033                         2,650,000         2,108,028

040                        47,000,000        43,156,561
                           ----------        ----------

Commercial Retail Totals $ 64,220,000       $53,641,949
                           ----------        ----------

025                      $  8,500,000       $ 5,945,373
030                         5,100,000         3,872,589
039(25)(27)                 4,100,000         1,438,146
                         ------------       -----------
Hotel Totals             $ 17,700,000       $11,256,108
                         ------------       -----------

                         $565,470,000      $435,059,729
                         ============      ============

                                       12

                                   (Continued)

                                    Proceeds from                                               Company's Net      Maturity of Loan/
                Ratio of Cost       Refinancing or                                                Interest In       Expiration of
 Loan         of Investment to      Sale of Senior             Net           Book Value        Outstanding Loan       Forbearance
Number        Appraised Value       Lien Interests        Investment(4)    of Investment(5)       Receivables(6)      Agreement(7)
------        ----------------      --------------        -------------    ----------------    -----------------   -----------------
005                 73%            $    940,000(12)       $   306,629      $     817,001        $  6,031,095           02/07/01
011                 79%                 660,000(12)           527,419            748,554             811,017           06/01/00
014                 86%               6,487,000             5,508,336          6,888,741          10,432,874           11/30/98(34)
020                 73%               2,562,000               796,762          2,243,582           5,150,563           02/07/01
026                 50%               2,231,693               253,385          1,312,215           6,687,291           09/30/03
027                 57%              17,900,000(9)(21)      1,352,051         13,576,057          39,318,931           01/01/02
029                 76%               2,625,000(20)           432,928          1,299,182           5,044,263           07/01/02
035                 66%               1,750,000(38)           (54,502)           570,282             684,553           09/25/02
036                 74%               1,750,000(38)         1,327,343          1,800,246           2,876,269           12/31/11
044                 81%              71,500,000(9)          7,692,515         20,040,925          19,342,588(31)       08/01/08
046                 71%                       0             3,737,114          3,753,934           6,014,713           09/30/14
048                 90%              44,000,000            14,657,176         16,378,129          21,740,202           08/01/08
049                 89%              60,000,000            28,511,074         35,081,713          38,856,915           10/01/03
                                     ----------            ----------         ----------          ----------

Office Totals                      $212,405,923           $65,048,230      $ 104,510,561        $162,991,274
                                    -----------            ----------        -----------         -----------


001                 89%            $  2,570,000(8)        $ 2,172,767      $   2,632,828        $  6,282,591           12/31/02
003                 99%                 627,000               707,167            735,102           2,235,969           01/01/03
015                 75%               2,558,000(8)            234,309          3,564,320           1,303,246           08/25/00
021                 59%               2,860,000(12)(38)      (361,935)         1,081,033           6,961,038           07/01/16
022                 60%               3,125,000(19)(20)      (663,886)           981,399           2,144,117           10/31/98(35)
024                 84%               2,318,750               421,409            809,139             926,349           11/01/22
028                 58%                       0             1,028,143          1,724,363           1,724,363           03/31/02
031                 64%               1,800,000(38)         2,977,959          3,917,915           8,321,734           09/01/05
032                 56%               6,000,000(9)          1,397,888          4,499,371           6,570,245           09/01/05
034                 89%                       0               401,500            402,414             404,537           10/01/02


                                   (Continued)

                                    Proceeds from                                               Company's Net      Maturity of Loan/
                Ratio of Cost       Refinancing or                                                Interest In       Expiration of
 Loan         of Investment to      Sale of Senior             Net           Book Value        Outstanding Loan       Forbearance
Number        Appraised Value       Lien Interests        Investment(4)    of Investment(5)       Receivables(6)      Agreement(7)
------        ----------------      --------------        -------------    ----------------    -----------------   -----------------

037                    79%         $  2,096,000(11)(12) $     664,380       $  1,213,994         $  5,325,526          07/01/00
041                    70%           12,000,000(21)         2,724,961          6,600,194           14,825,089          07/01/03
042                    74%            3,000,000(20)         1,234,556          1,760,228            2,543,278          12/31/02
043                    69%            1,000,000(30)           563,215            879,702            1,049,150          07/01/02
045                     7%                    0             1,300,000          1,374,064            3,900,000          06/30/08
047                    75%            1,800,000(38)           715,513          1,200,136            1,536,500          10/31/08
050                    77%           10,000,000(9)          8,114,910         10,579,556           37,144,118          04/30/03
051                    82%                    0            17,320,143         17,333,232           24,987,898          09/30/02
                                     ----------            ----------         ----------         ------------

Multifamily Totals                 $ 51,754,750         $  40,952,999       $ 61,288,990         $128,185,748
                                     ----------            ----------         ----------          -----------


007                    54%         $  2,099,000         $    (742,493)      $    602,472         $  3,275,960          12/31/14
013                    65%            1,975,000(12)          (273,951)           338,112              929,469          05/01/01
016                    72%            2,375,000(12)          (217,762)           538,238            4,826,604          12/31/00
017                    47%            1,000,000(38)          (104,666)           488,382              512,399          12/31/16
018                    50%            1,969,000(12)           298,232            942,374              964,741          12/01/00
033                    80%            1,383,705(8)            724,323            670,556            2,778,697          02/01/21
040                    92%           35,250,000(8)      $   7,906,561          8,358,238           10,405,563          12/01/02
                                     ----------             ---------         ----------           ----------

Commercial Retail Totals           $ 46,051,705         $   7,590,244       $ 11,938,372         $ 23,693,433
                                   ------------         -------------        -----------          -----------

 025                   70%         $          0         $   5,945,373       $  6,283,987         $  6,304,855          12/31/15
 030                   76%                    0             3,872,589          4,082,083            7,940,171          09/30/02
 039                   35%                    0             1,438,146          1,452,527            1,476,527          11/01/02
                                   ------------         -------------        -----------          -----------

Hotel Totals                       $          0         $  11,256,108       $ 11,818,597         $ 15,721,553
                                   ------------         -------------        -----------          -----------

Balance as of September 30, 1998   $310,212,148          $124,847,581       $189,556,520         $330,592,008
                                   ============          ============       ============         ============


(1) Consists of the original stated or face value of the obligation plus accrued interest and the amount of the senior secured interest at September 30, 1998.
(2) The Company generally obtains appraisals on each of its properties at least once every three years. Accordingly, appraisal dates range from 1995 to 1998.
(3) Consists of the original cost of the investment to the Company (including acquisition costs and the amount of any senior lien obligation to which the property remained subject) plus subsequent advances, but excludes the proceeds to the Company from the sale of senior lien interests or borrower refinancings.
(4) Represents the unrecovered costs of the Company's investment, calculated as the cash investment made in acquiring the loan plus subsequent advances less cash received from sale of a senior lien interest in or borrower refinancing of the loan. Negative amounts represent the receipt by the Company of proceeds from the sale of senior lien interests or borrower refinancings in excess of the Company's investment.
(5) Represents the cost of the investment carried on the books of the Company after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of, the loan but excludes an allowance for possible losses of $905,000. For a discussion of accretion on discount and allocation of gains, see "- Commercial Mortgage Loan Acquisition and Resolution: Accounting for Discounted Loans."
(6) Consists of the amount set forth in the column "Outstanding Loan Receivable" less senior lien interests at September 30, 1998 (excluding one senior lien interest of $2.3 million which is included in the cost of investment carried on the books of the Company relating to loan 15).
(7)    With respect to loans 7, 14, 17, 25, 27, 30, 31, 32, 34, 39,40,42,44, 45,
       46, 47,48 and 49, the date given is for the maturity of the Company's interest in the loan. For loan 43, the date given is the expiration date of the Forbearance Agreement with respect to the loan in the original principal amount of $404,026 (see note (29) below). For the remaining loans, the date given is the expiration date of the related Forbearance Agreement.
(8) Represents the amount of the senior lien interest in place on the date of acquisition, except that, with respect to loan 40, it represents the amount of a refinancing of the loan by the Company contemporaneously with the Company's investment.
(9) A senior lien interest was sold to RAIT. See "Business - Real Estate Finance - Sponsorship of Real Estate Investment Trust."
(10)   Successor by merger to the seller.
(11)   Senior lien interests in sold loans 2, 4 and 10 were transferred to loan
       37.
(12) Senior lien interest sold subject to the right of the holder (Citation Insurance Company, a subsidiary of Physicians Insurance Company of Ohio), upon default, to require the Company to substitute a performing loan.
(13)   Seller was a partnership of these entities.
(14) Original lending institutions. In March 1997, as a result of agreements among the borrower, the Company and a third party, Concord Investment, L.P. ("Concord"), the borrower's partnership interests were transferred to the Company which resold them to Concord for a mortgage note (which wrapped around certain senior indebtedness) and cash.
(15) The loan acquired consists of a series of notes becoming due yearly through December 31, 2016.
(16) The Company's interest is subordinate to a $4,000,000 senior lien held by RAIT and a $12,000,000 senior lien held by an unaffiliated third party.

(17) Amounts advanced by the Company were used in part to directly repay the loan of Emigrant Savings Bank; the balance was applied to purchase a note held by Messrs. Samuels and Furman.
(18) The loan acquired consists of 31 separate mortgage loans on 49 individual condominium units in a single building. Nine of such loans are due July 1, 2016, 18 are due January 1, 2015, one is due October 1, 2007, one is due March 1, 2001 and two are due October 9, 2001. The president of BCMI and his wife own general and limited partnership interests in the borrowers of some of these loans. The borrower with respect to other loans is a trust, the trustee of which is the president of BCMI and the beneficiary of which is a limited partnership for which a director of the Company is general partner.
(19) Includes a junior lien interest sold to Crafts House Apartments Partners, L.P., a limited partnership in which the Chairman and Vice Chairman of the Company beneficially own a 21.3% interest.
(20) Three senior lien interests sold to Crusader Bank, Philadelphia, Pennsylvania. At the time of sale the Company paid off the original senior lien interests pertaining to two of these loans. The Company has the obligation to repurchase these senior lien interests, at Crusader's option, on or after March 31, 2003 (loans 22 and 29) and June 25, 2003 (loan 42).
(21) Two senior lien interests were sold to Commerce Bank, N.A. ("Commerce"), Philadelphia, Pennsylvania. The Company has the obligation to repurchase the senior lien interest associated with loan 27, at Commerce's option, on or after March 5, 2003, if the senior lien interest is not repaid in accordance with its terms by the borrower.
(22) The property securing the loan is owned by two partnerships, the "Building Partnership" and the "Garage Partnership." Pursuant to a loan restructuring agreement which pre-dates the Company's interest in the loan, an affiliate of the holder of the loan is required to hold the general partnership interests in both the Building Partnership and the Garage Partnership as additional security for the loan. The partnership interest in the Building Partnership was assigned to a limited partnership for which a subsidiary of the Company is general partner and RPI Partnership, an entity for which the Vice Chairman of the Company is the general partner and the Chairman and President of the Company are limited partners, is a limited partner. Similarly, the Garage Partnership interest was assigned to a limited partnership for which a subsidiary of the Company is general partner and RPI Partnership is a limited partner. RPI Partnership has agreed that any economic benefit distributed to it as a result of its limited partnership interests described above will be assigned and transferred to the Company.
(23) Original lending institutions. In connection with the transactions referred to in note (14), Concord acquired other condominium units in the same building. These units secured a loan in the original principal amount of $910,000 held by the Company.
(24) From 1993 to October 1997, an officer of the Company served as the general partner of the seller.
(25)   Loan originated by the Company.
(26) The borrower is a limited partnership formed in 1991. The general partner of the partnership is owned by the president of BCMI; the Chairman of the Company and his wife beneficially own a 49% limited partnership interest in the partnership and the Vice Chairman beneficially owns a 1% limited partnership interest.
(27)   Construction loan with a maximum borrowing of $3,625,000.
(28)   Original lending institution.
(29) Consists of two related loans to one borrower secured by a single property in the original principal amounts of $1,600,000 and $404,026,
(30) Senior lien interest sold to Washsquare Properties Partners, L.P., a limited partnership in which the Chairman and Vice Chairman of the Company beneficially own a 14.4% limited partnership interest.

(31) The Company and RAIT jointly purchased this loan, with RAIT contributing $10,000,000 of the purchase price. Pursuant to an order of the United States Bankruptcy Court for the District of Columbia that was in effect at the time the Company acquired the loan, legal title to the underlying property had to be transferred on or before June 30, 1998. In order to comply with that order and to maintain the control of the property that the Company deemed necessary to protect its loan interest, Evening Star Associates took legal title on June 19, 1998. A subsidiary of the Company is the general partner and owns a 1% interest in Evening Star Associates; the Chairman, Vice Chairman and President of the Company own a 94% limited partnership interest. The latter have agreed to list their interests in Evening Star Associates for sale through a qualified real estate broker until December 31, 1999. Any amounts received by the limited partners for their interests in excess of their original capital contributions plus a 6% return will be paid to Evening Star Associates. If no such sale occurs by December 31, 1999, the limited partners may retain their interests.
(32) With respect to loans 13, 17 and 26, the president of BCMI is the general partner of the borrower; with respect to loan 29, he is the general partner for the sole limited partner of the borrower; and with respect to loan 11, he is the president of the borrower. With respect to loan 47, the president of the borrower is an employee of BCMI.
(33) The borrower for this loan is a partnership of which BCMI owns an 11% interest and RAIT owns a 89% interest.
(34) The Company is negotiating an extension of the forbearance agreement with the borrower.
(35) The borrower is currently seeking to refinance the Company's loan. The Company has not initiated any action with respect to the expiration of the forbearance agreement.
(36) The Chairman of the Company and his wife beneficially own a 40% limited partnership interest in the borrower.
(37) In connection with the acquisition of this loan, the Company acquired the right to transfer the equity interest in the borrower. Currently, a subsidiary of the Company is the general partner of the borrower. Pending transfer of the limited partnership interests, the Vice Chairman of the Company holds legal title to these interests.
(38) Senior lien interest sold to Peoples Thrift Savings Bank which has the right, upon a default by borrower, to require the Company to substitute a performing loan.

         The following table sets forth certain information, grouped by the type of property underlying the loans, with respect to average monthly cash flow from the properties underlying the Company's commercial mortgage loans, average monthly debt service payable to senior lienholders and refinance lenders, average monthly payments with respect to the Company's retained interest and the ratio of cash flow from the properties to debt service payable on senior lien interests.

                       Average                 Average Monthly Debt         Average Monthly
                     Monthly Cash             Service on Refinancing          Payment to
 Loan                 Flow from                   or Senior Lien             the Company's             Cash Flow
Number               Property(1)(2)                Interests(3)                 Interest               Coverage
------              ---------------           ----------------------        ---------------            ---------
005                    $    9,841                   $    6,825                $    3,016                  1.44
011                         7,813                        5,566                     2,247                  1.40
014                        92,620(4)                    58,551                    34,069                  1.58
020                        27,016                       19,527                     7,489                  1.38
026                        30,283                       21,600                     8,683                  1.40
027                       175,515                      161,704                    13,811                  1.09
029                        23,667                       22,254                     1,413                  1.06
035                        23,173                       14,583                     8,590                  1.59
036                        36,719                       14,583                    22,136                  2.52
044                       815,883                      456,101                   359,782                  1.79
046                        35,141                            0                    35,141                 N/A
048(9)                    425,000                      288,314                   136,686                  1.47
049(9)                    620,000(5)                   450,000(6)                170,000                  1.38
                       ----------                   ----------                ----------
Office Totals          $2,322,671                   $1,519,608                $  803,063                  1.53
                       ----------                   ----------                ----------

001                    $   39,197                   $   26,425                $   12,772                  1.48
003                         8,052                        6,058                     1,994                  1.33
015 & 028(7)               30,297                       26,113                     4,184                  1.16
021                        26,689                       22,789                     3,900                  1.17
022                        27,537                       26,997                       540                  1.02
024                        25,926                       17,962                     7,964                  1.44
031                        72,001                       15,000                    57,001                  4.80
032                        90,712                       78,805                    11,907                  1.15
034                         5,104                            0                     5,104                 N/A
037                        25,000                       17,030                     7,970                  1.47
041                       160,346                      109,192                    51,154                  1.50
042                        32,166                       25,176                     6,990                  1.47
043                        15,851                        8,343                     7,508                  1.90
045                        12,998                            0                    12,998                 N/A
047                        15,165                       15,000(8)                    165                  1.01
050                        92,773(5)                    83,333(8)                  9,440                  1.11
051                        67,731(5)                         0                    67,731                 N/A
                       ----------                   ----------                ----------
Multifamily Totals     $  747,545                   $  478,223                $  269,322                  1.56
                       ----------                   ----------                ----------

007                    $   20,400                   $   20,400                $        0                  1.00
013                        23,503                       15,833                     7,670                  1.48
016                        23,917                       19,500                     4,417                  1.23
017                        10,690                        9,087                     1,603                  1.18
018                        25,493(9)                    15,998                     9,495                  1.59
033                        21,940                       14,985                     6,955                  1.46
040                       375,000                      249,497                   125,503                  1.50
                       ----------                   ----------                ----------
Commercial Retail
  Totals               $  500,943                   $  345,300                $  155,643                  1.45
                       ----------                   ----------                ----------

025                    $   50,205                   $        0                $   50,205                 N/A
030                        77,667                            0                    77,667                 N/A
039                        12,148(10)                        0                    12,148                 N/A
                       ----------                   ----------                ----------                 -----
Hotel Totals           $  140,020                   $        0                $  140,020                 N/A
                       ----------                   ----------                ----------

Total Properties       $3,711,179                   $2,343,131                $1,368,048                  1.58
                       ==========                   ==========                ==========

(1) "Cash Flow" as used in this table is that amount equal to the operating revenues from property operations less operating expenses, including real estate and other taxes pertaining to the property and its operations, and before depreciation, amortization and capital expenditures.
(2) Except as set forth in notes (4) and (5), monthly cash flow from each of the properties has been calculated as the average monthly amount during the three month period ended September 30, 1998.
(3) Monthly debt service consists of required payments of principal, interest and other regularly recurring charges payable to the holder of the refinancing loan or participation.
(4) Average monthly cash flow from the property represents stabilized rents for the two months ending December 31, 1998 for leases executed for which total rental payments commence in November 1998.
(5) Estimate based on an historical analysis of the property's cash flow prior to the Company's purchase of the loan.
(6) The Company sold a senior lien interest in the loan on September 25, 1998. The debt service is the monthly payment commencing November 1998.
(7) Loans 15 and 28 represent different condominium units in the same property and are, accordingly, combined for cash flow purposes.
(8) The Company sold a senior lien interest in the loan on September 30, 1998. The debt service is the monthly payment commencing November 1998.
(9) Includes one-twelfth of an annual payment of $118,000 received in December of each year.
(10) Loan 39 is a construction loan and, as such, loan payments are based upon outstanding advances.

Commercial Mortgage Loan Acquisition and Resolution:
Accounting for Discounted Loans

         The difference between the Company's cost basis in a commercial morgage loan and the sum of projected cash flows therefrom is accreted into interest income over the estimated life of the loan using a method which approximates the level interest method. Projected cash flows, which include amounts realizable from the underlying properties, are reviewed on a regular basis, as are property appraisals. Changes to projected cash flows reduce or increase the amounts accreted into interest income over the remaining life of the loan.

         The Company records the investments in its commercial mortgage loan portfolio at cost, which is significantly discounted from the face value of, and accrued interest and penalties on, the loans. This discount to face value and accrued interest and penalties (as adjusted to give effect to refinancings and sales of senior lien interests) totaled $139.7 million, $86.3 million and $40.0 million at September 30, 1998, 1997 and 1996, respectively. The carrying value in the various loans is periodically reviewed to determine that it is not greater than the sum of the projected cash flows and the appraised value of the underlying properties. If the carrying value were found to be greater, the Company would provide, through a charge to operations, an appropriate allowance. In establishing the Company's allowance for possible losses, the Company also considers the historic performance of the Company's loan portfolio, characteristics of the loans in the portfolio and the properties underlying those loans, industry statistics and experience regarding losses in similar loans, payment history on specific loans as well as general economic conditions in the United States, in the borrower's geographic area or in the borrower's (or its tenant's) specific industries.

         For the year ended September 30, 1998, the Company recorded a provision for possible losses of $505,000 to reflect the increase in size of its commercial mortgage loan portfolio, thereby increasing its allowance for possible losses to $905,000.

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

Commercial Mortgage Loan Acquisition and Resolution: Competition

         The commercial mortgage loan acquisition and resolution business is competitive in virtually all of its aspects. There are a substantial number of competitors (including investment partnerships, financial institutions, investment companies, public and private mortgage funds and other entities), many of which possess far greater financial resources than the Company. This competition has in the past caused, and may in the future cause, the Company's loan acquisition costs to increase, thus reducing both the amount of loan discount the Company can obtain and the yield of the investment to the Company. In addition, the Company's ability to add to its loan portfolio will depend on its success in obtaining funding for the acquisition of additional mortgages. Subject to general market conditions and investor receptivity to the investment potential of specialty finance companies in general and real estate and equipment leasing companies in particular, the Company will have to compete for capital based largely on the Company's overall financial performance and, more specifically, the performance of the Company's loan portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Residential Mortgage Loans

         During fiscal 1998, the Company's residential mortgage lending business emphasized providing first and second mortgage loans on one-to-four family residences to borrowers who typically do not conform to guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac") because of past credit impairment or other reasons. The Company originated approximately $74.8 million of such loans in fiscal 1998. Subsequent to the fiscal year end, and as a result of conditions in the capital markets (which affected the Company's ability to obtain warehouse lines of credit and to resell residential mortgage loans it originated), the Company determined to focus more heavily on establishing private label programs for institutions. Under these programs the Company operates the residential lending function of an institution for its account, under its name and funded by the institution. No private label programs had been established at September 30, 1998. In addition, with respect to loans originated for its own account for resale, the Company has determined to place more emphasis on originating conforming loans and has become a Freddie Mac qualified lender. During fiscal 1998, approximately 7% of the Company's residential mortgage loans conformed to Freddie Mac guidelines. The Company currently is licensed as a residential mortgage lender in 25 states and is originating loans in 18 states.

         The Company originates residential mortgage loans with a targeted average loan size of approximately $50,000. As of September 30, 1998, the average loan size was approximately $44,000. Depending upon the credit qualification of a borrower, the Company may originate loans for its portfolio with a loan-to-value ratio of up to 60% (for the least qualified borrowers) to 90% (for the most qualified borrowers). During fiscal 1998, the Company also had a program for originating "125 loans" (that is, loans with a cumulative loan-to-value ratio of up to 125%). Approximately 29% of the Company's residential mortgage loans originated in fiscal 1998 were 125 loans. Subsequent to fiscal year end, the Company terminated its 125 loan program due to conditions in the capital markets and the consequent withdrawal of entities to whom the Company sold its 125 loans. As of September 30, 1998, the Company held $3.9 million of 125 loans, all of which are held for sale.

       During fiscal 1998, the Company utilized two warehouse lines of credit, which have since expired, to fund its residential lending operations. The Company is currently in the process of obtaining a new warehouse line of credit; pending the establishment of a new line of credit, lending operations for the Company's account are being internally funded. See "Business - Sources of Funds."

         The Company's policy is to sell loans originated for its own account for cash. During the first quarter of fiscal 1998, however, the Company engaged in a sale of a pool of loans for a note. The Company's policy is generally to sell loans on a servicing-released basis; however, with respect to the sale of a group of originated and acquired loans, the sale was on a servicing-retained basis. The Company has subcontracted the servicing of these loans to Jefferson Bank.

         As an originator of residential mortgage loans, the Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, thrift institutions and finance companies. This competition is particularly intense in the area of conforming loan originations and results in loan yields and fees that are less than in the non-conforming loan market.

Sponsorship of Real Estate Investment Trust

         The Company has sponsored RAIT, a publicly-held real estate investment trust whose common shares of beneficial interest are listed on the American Stock Exchange. RAIT's primary business is to acquire or originate commercial mortgage loans in situations that, generally, do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. Although RAIT may acquire commercial mortgage loans at a discount, it seeks to acquire such loans where the workout process has been initiated and where, unlike the commercial mortgage loans acquired by the Company, there is no need for RAIT's active intervention. RAIT commenced operations on January 14, 1998.

         As the sponsor of RAIT, the Company has acquired 14% of RAIT's common shares at a cost of approximately $12.0 million. So long as the Company owns 5% or more of RAIT's common shares, the Company will have the right to nominate one person to RAIT's board of trustees (the "Board of Trustees"). In connection with RAIT's initial public offering, the Company sold 10 of its mortgage loans and senior lien interests in two other loans (representing a net investment by the Company at December 31, 1997 of $17.1 million, including $2.1 million of senior lien interests acquired by the Company in connection with the sale) to RAIT, as part of RAIT's initial investments, for $20.1 million. The Company subsequently sold the balance of its interest in one of the loans in which RAIT had acquired a senior lien interest to RAIT at the carrying value of such interest to the Company. In addition, RAIT separately acquired a $6.0 million participation in loan 32, a $12.0 million participation in loan 44, a $4.0 million participation in loan 45 and a $10.0 million participation in loan 50, each of which is senior to the Company's interest. RAIT also purchased an 89% interest in a partnership that owns the property securing a portion of loan 48. The Company may sell further loans to RAIT, to a maximum of 30% of RAIT's investments (on a cost basis), excluding the initial investments. Betsy Z. Cohen, spouse of the Company's Chairman and Chief Executive Officer, Edward E. Cohen, and mother of Daniel G. Cohen, President and director of the Company, is the Chairman and Chief Executive Officer of RAIT. Jonathan Z. Cohen, a son of Mr. and Mrs. Cohen and a Vice President of the Company, is the Company's nominee to the Board of Trustees and is the Secretary of RAIT.

         To limit conflicts between RAIT and the Company, it has been agreed that, until January 14, 2000, (i) the Company will not sponsor another real estate investment trust with investment objectives and policies which are the same as, or substantially similar to, those of RAIT; (ii) if the Company originates a proposal to provide wraparound or other junior lien or subordinated financing (as opposed to acquiring existing financing) with respect to multifamily, office or other commercial properties to a borrower (other than to a borrower with an existing loan from the Company), the Company must first offer the opportunity to RAIT; and (iii) if the Company desires to sell any loan it has acquired that conforms to RAIT's investment objectives and policies with respect to acquired loans, it must first offer to sell it to RAIT. The Company believes that complying with these restrictions has not materially affected the Company's current operations, nor does it anticipate that it will do so in the future. The Company has also agreed that if, following January 14, 2000, the Company sponsors a real estate investment trust with investment objectives similar to those of RAIT, the Company's representative on the Board of Trustees (should the Company have a representative on the Board at that time) will recuse himself or herself from considering or voting upon matters relating to financings which may be deemed to be within the lending guidelines of both RAIT and the real estate investment trust then being sponsored by the Company.

Equipment Leasing

General

         The Company's equipment leasing business commenced in September 1995 with the acquisition of an equipment leasing subsidiary of a regional insurance company. Through this acquisition, the Company assumed the management of five publicly-held equipment leasing partnerships involving $50.1 million (original equipment cost) in leased assets at September 30, 1998. More importantly, through this acquisition the Company acquired an infrastructure of operating systems, computer hardware and proprietary software (generally referred to as a "platform"), as well as personnel, which the Company utilized in fiscal 1996 as a basis for the development of an equipment leasing business for its own account. As part of its development of this business, in early 1996 the Company hired a team of four experienced leasing executives, including the former chief executive officer of the U.S. leasing subsidiary of Tokai Bank, a major Japanese banking institution.

         The Company conducts its leasing operations through three corporate divisions: Fidelity Leasing, Inc. ("FLI"), which conducts the Company's small ticket leasing operations; F.L. Partnership Management, Inc. ("FLPM"), which manages five public leasing partnerships; and FL Financial Services, Inc. ("FLFS"), which provides lease finance placement and advisory services. The Company's primary focus in its equipment leasing operations is on the development of FLI, which commenced small ticket leasing operations in August 1996. FLPM's operations will continue to be reduced over the next several years as partnership assets are sold and cash is distributed back to the investors. FLPM does not anticipate forming new limited partnerships in the future. FLFS will continue to operate its lease finance placement and advisory business which, while profitable, is not expected to constitute a material source of revenues for the Company.

Strategy

         Focus on Small Ticket Leasing. The Company focuses on leasing equipment that costs between $5,000 and $100,000 ("small ticket" leasing). By so doing, the Company takes advantage not only of the background and expertise of its leasing management team, but also of the servicing platform the Company has acquired and developed which has the capacity to monitor the large amounts of equipment and related assets involved in a small ticket leasing operation. In addition, small ticket items represent a substantial portion of the equipment sought by small businesses thereby affording the Company a niche market with significant growth potential (see "Business - Equipment Leasing - Strategy:
Focus on Leasing to Small Businesses"). Moreover, the small size of a typical transaction relative to the Company's total lease portfolio reduces the Company's credit risk exposure from any particular transaction.

         Focus on Vendor Programs. The significant majority of equipment leased to end-user customers by the Company will be purchased from manufacturers or regional distributors with whom the Company is establishing vendor programs. In so doing, the Company utilizes the manufacturer's or distributor's sales organization to gain access to the manufacturer's end-user base without incurring the costs of establishing independent customer relationships. The Company actively pursues the establishment of multiple vendor programs in an effort to reduce its reliance on any one vendor and, thus, to reduce the risk of tying the success of the Company's leasing operations to the continuation of a relationship with one (or a small group) of vendors. The Company currently has programs established with 10 manufacturers or distributors of equipment in a variety of equipment categories, including Lucent Technologies (telecommunications) and Minolta (office automation). In addition, in fiscal 1998 the Company became the exclusive lessor for Tech Data Corporation, the world's second largest distributor of information technology equipment. Two of the Company's vendor programs (for Minolta Corporation and for Lucent Technologies) accounted for 16% and 10%, respectively, of the equipment (by cost) leased by the Company during fiscal 1998. In 1998, the Company also pursued a marketing strategy of providing leasing on a private label basis to the small business customers of commercial banks. Through September 30, 1998, program agreements had been signed with three banks, including Huntington Bank, a $40.0 billion (total assets) bank based in Columbus, Ohio.

         Focus on Leasing to Small Businesses. The Company focuses its marketing programs and resources on lease programs for small business end-users (generally those with 500 or fewer employees). The Company has acquired and developed credit evaluation and scoring systems (based upon credit evaluation services provided by Dun & Bradstreet) which it believes significantly increases its ability to evaluate the credit risk in dealing with small business end-users (see "Business - Equipment Leasing Small Ticket Leasing"). The Company also believes that small business end-users, while sensitive to the size of a monthly lease payment, are less sensitive than large end-users to the interest rate structure of a lease, allowing the Company to increase its yield by lengthening lease terms to lower monthly rent. The Company currently offers lease terms from one to five years to meet the needs of its end-users and will consider other lease terms in appropriate circumstances.

       Focus on Full-Payout Leases. The Company seeks to reduce the financial risk associated with the lease transactions it originates through the use of full-payout leases. A "full-payout lease" is a lease under which the non-cancelable rental payments due during the initial lease term are at least sufficient to recover the purchase price of the equipment under the lease, related acquisition fees and, typically, a minimum return on the Company's invested capital. To the extent possible, the Company seeks to increase this return through amounts received upon remarketing the equipment or through continued leasing of the equipment after expiration of the initial lease term.

         Focus on Providing Service. The Company provides service and support to its small business customers and vendors by seeking to minimize the time required to respond to customer applications for lease financing and by providing sales training programs to its vendors and their sales staff (which it customizes to their particular needs) regarding the use of lease financing for marketing purposes to increase a vendor's equipment sales and market share. The Company has acquired and developed proprietary management systems to assist it in providing lease quotes and application decisions to its customers, generally within four hours after receipt of a request.

         Focus on Lease Sales. The Company sells substantially all of its leases. In fiscal 1997, the Company sold four separate pools of leases and the equipment underlying the leases (including the residual interest) to special purpose lease financing entities (each, an "Intermediate Purchaser") which then sold interests in the leases to an institutional buyer. In the first quarter of fiscal 1998, the Company entered into an arrangement with an unaffiliated Intermediate Purchaser and a group of institutional buyers to periodically sell leases (including lease residuals) to a maximum of $50.0 million of leases. The Company has utilized $27.7 million of availability under this arrangement through September 30, 1998. In June 1998, the Company entered into a second lease sale facility with an affiliated Intermediate Purchaser to a maximum of $100.0 million. Under this latter facility, the Company retains lease residuals (that is, the proceeds received from the sale or re-leasing of equipment upon lease termination or from the extension of the lease term beyond its original expiration date). The Company has utilized $50.2 million of availability under this facility through September 30, 1998. See "Business - Sources of Funds - Forward Lease Sale Facilities." To date, the Company has retained the servicing rights on the leases it sells. Selling the leases allows the Company to recover a significant amount of its investment in the leased equipment, freeing capital for further leasing activity.

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

         The equipment that the Company presently purchases for lease includes document processing and storage equipment, telecommunications systems and computer systems. The table below sets forth the distribution of equipment purchased by the Company, by principal product type and percentage of dollar volume of equipment purchased, during the fiscal years 1998, 1997 and 1996.

                        Equipment Volume by Product Type
                   (% by dollar volume of equipment purchased)

                                                                 Year Ended
                                                                September 30
                                                    -------------------------------------
                                                   1998            1997             1996
                                                   ----            ----             ----
Document processing and storage..............        40%             49%             73%
Telecommunications...........................        32              37              21
Computer systems.............................        15               8               6
Other........................................        13               6              -
                                                    ---             ---             ---
                                                    100%            100%            100%
                                                    ===             ===             ===

         The Company has developed a credit evaluation system, known as the "Small Business Credit Scoring System," in order to respond to the inability of small businesses to supply standardized financial information for credit analysis (for example, audited financial statements). The system operates by assigning point amounts, or "scores," to various factors (such as business longevity, type of business, payment history, bank account balances and credit ratings) deemed relevant by the Company in determining whether an end-user is a creditworthy lessee. The scoring system declines approval of end-users with low scores, approves end-users with high scores and refers mid-range scores to credit analysts for further consideration and decision. Information is obtained from the end-user, from reports by standard credit reporting firms and from reports provided by consumer credit bureaus. The credit scoring system is also based upon industry data and the past experience of the Company and will be reviewed and modified as required in response to actual portfolio performance. Financial statements may be required for larger transactions (in the $30,000 to $100,000 range) as a complement to the scoring system.

         The Company oversees its leasing program through lease administration and management systems which control invoicing, collection, sales and property taxes, and financial and other reporting to management (including reports regarding regular payments, payment shortages, advance payments, security deposits, insurance payments and late or finance charges). The Company has supplemented the system with an internal audit department (which evaluates the safeguarding of assets, reliability of financial information and compliance with the Company's credit policies) and a collection department.

         The Company markets its leasing services primarily through the establishment of vendor programs. See "Business - Equipment Leasing - Strategy - Focus on Vendor Programs." As of September 30, 1998, the Company had vendor program relationships with 10 vendors, including Minolta Corporation and Minolta Business Systems. In addition, three manufacturers, including Lucent Technologies, Inc. and Tech Data Corporation, have designated the Company as an authorized lessor for their dealer distribution channels. Under a typical vendor program, the Company will work with the vendor and the lessee to structure the lease, finance the lease, purchase the related equipment and administer the lease, including providing all billing and collection services (except for private-label leasing, referred to below). At the end of the initial lease term, the Company and the vendor will typically coordinate the re-marketing of the equipment. The Company seeks to establish vendor relationships by (i) obtaining manufacturers' endorsements of the Company's finance programs, (ii) offering inventory financing credit lines to a manufacturer's vendors, (iii) developing customized sales training programs to offer to vendors and (iv) assisting the manufacturers and their vendors in establishing a sales package including the lease financing provided by the Company.

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

         In April 1998, the Company commenced retaining for its own account the residual interest in leases sold by it and anticipates that it will derive a significant portion of its leasing profits (if any) from residuals. Currently, repayment of notes received by the Company from Intermediate Purchasers of the Company's equipment leases in earlier sales depends, to a significant extent, on realization of residuals. See "Business - Equipment Leasing - Revenue Recognition and Lease Accounting." The Company anticipates that residuals will principally involve the original end-users; however, equipment not sold or re-leased to end-users will be disposed of in the secondary market. While residual realization is generally higher with original end-users than in the secondary market, the secondary market (essentially, networks of distributors and dealers in various equipment categories) is well developed in the product categories the Company currently pursues and transactions in these product categories have historically resulted in residual recoveries, on average, equal to the book value of the equipment. Equipment reacquired by the Company prior to lease termination (through lease default or otherwise) will be sold in the secondary market.

Revenue Recognition and Lease Accounting

         General. The manner in which lease finance transactions are characterized and reported for accounting purposes has a significant impact upon the Company's reported revenue, net earnings and the resulting financial measures. Lease accounting methods significant to the Company's leasing operations are discussed below.

         Direct Financing Leases. The Company classifies its lease transactions, as required by the Statement of Financial Accounting Standards No. 13, Accounting for Leases ("FASB No. 13"), as direct financing leases (as distinguished from sales-type or operating leases). Direct financing leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain and the lease meets one of the following criteria: (i) it transfers ownership of the equipment to the customer by the end of the lease term; (ii) it contains a bargain purchase option; (iii) the term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at inception of the lease. The Company's net investment in direct financing leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned income. Unearned lease income, which is recognized as revenue over the term of the lease by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct finance leases and amortized over the lease term as a reduction in the yield.

         Residual Values. Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or disposition of the leased equipment. The estimates are based upon available industry data and senior management's prior experience with respect to comparable equipment. Current estimates of residual values will vary from the original recorded estimates. Residual values are reviewed periodically to determine if the fair market value of the equipment is below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market value. Generally accepted accounting principles do not permit upward adjustments to residual values.

         Sales of Leases. The Company sells a large percentage of the leases it originates (until recently including residuals) through indirect securitization transactions and other structured finance techniques. In a securitization transaction, the Company sells and transfers a pool of leases to a bankruptcy remote Intermediate Purchaser. Typically, the Intermediate Purchaser will have no material assets apart from the leases sold to it. The Intermediate Purchaser in turn simultaneously sells and transfers its interest in the leases (excluding the residual value) to a financial institution in return for cash equal to a percentage of the aggregate present value of the lease receivables being sold. The consideration paid to the Company for the lease receivables and the residuals sold to the Intermediate Purchaser consists of the cash advanced by the financial institution and an interest bearing note from the Intermediate Purchaser. (Only cash is received on sales that do not include residuals.)

         Gains on the sale of leases are recorded at the date of sale in the amount by which the sales price exceeds the book value of the underlying leases. Subsequent to a sale which includes residuals, the Company has no remaining interest in the pool of leases or equipment except (i) a security interest is retained in the pool when a note is received as part of the sale proceeds and
(ii) under certain circumstances, the Company is obligated to replace or accept retransfer of non-performing leases in the pool.

         The Company maintains an allowance for possible losses in connection with payments due under lease contracts held in the Company's portfolio and its retained interest in leases securitized or sold. The allowance is determined by management's estimate of future uncollectible lease contracts based on the Company's historical loss experience, an analysis of delinquencies, economic conditions and trends and management's expectations of future trends, industry statistics and lease portfolio characteristics and assumptions of future losses. The Company's policy is to charge off to the allowance those lease contracts which are delinquent and for which management has made a determination that the probability of collection is remote. Recoveries on leases previously charged off are restored to the allowance. For the fiscal year ended September 30, 1998, the Company recorded a provision for possible losses of $1.4 million or approximately 1% of lease receivables under management. For the year ended September 30, 1997, it recorded a provision for possible losses of $253,000.

         To the extent that the Company determines to retain residuals for its own account, the Company's gain on sale from any pool of leases so sold may be materially reduced, although the Company's revenues in subsequent years from realization of residuals may be increased.

         During fiscal 1998, the Company sold leases with a book value of approximately $78.4 million to an Intermediate Purchaser in return for cash of $78.0 million, on a servicing retained basis, and notes with a face value of $8.0 million, resulting in a gain of $7.6 million. During fiscal 1997, the Company sold leases with a book value of approximately $30.2 million, on a servicing retained basis, to Intermediate Purchasers in return for cash of $20.6 million and notes with a total face value of $13.3 million, resulting in a gain of $3.7 million. During fiscal 1998 and 1997, $8.6 million of principal payments were made on these notes.

         The Company accounts for the sale and servicing of lease equipment in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." See Note 2, Notes to Consolidated Financial Statements. In calculating the gains on sale to Intermediate Purchasers, the Company assumed that the cash flows on the underlying leases sold were discounted at rates ranging from 6.1% to 7.8% per annum during the fiscal year ended September 30, 1998.

Partnership Management

         The Company acts as the general partner and manager of five public limited partnerships formed between 1986 and 1990 with total assets at September 30, 1998 of $34.4 million, including $21.1 million (book value) of equipment with an original cost of $50.1 million and investments in direct financing leases of $8.0 million. The partnerships primarily lease computers and related peripheral equipment to investment grade, middle market and capital intensive companies. The principal stated objective of each of the limited partnerships is to generate leasing revenues for distribution to the investors in the partnerships. The partnerships commenced their liquidation periods at various times between December 1995 and December 1998.

         For its services as general partner, the Company receives management fees, an interest in partnership cash distributions and a reimbursement of specified expenses related to administration of the partnerships (including costs of non-executive personnel, legal, accounting and third-party contractor fees and costs, and costs of equipment used in a partnership's behalf). Management fees range from 4% to 6% of gross rents except that, if leases are full-payout leases, management fees range from 2% to 3% of gross rents. In four of the partnerships, management fees are subordinated to the receipt by limited partners of a cumulative annual cash distribution of 11% (one partnership) or 12% (three partnerships) of the limited partners' aggregate investment. The Company's interest, as general partner, in cash distributions from the partnerships is 3.5% (one partnership) and 1% (four partnerships).

Lease Finance Placement and Advisory Business

         The Company also operates a lease finance placement and advisory business which focuses on two related types of leasing transactions: the origination of leases by others and the identification of third-party lease funding sources. Lease transactions generated by the division are typically full-payout leases. The Company generally receives between 1% and 4% of the equipment cost at the time the transaction is closed for its services in arranging a transaction. In some of the transactions it generates, the Company also enters into a remarketing agreement that entitles it to fees upon residual sale. Lease finance placement and advisory services generated revenues of $789,000, $657,000 and $650,000 during fiscal years 1998, 1997 and 1996, respectively.

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

Recent Developments

         On December 15, 1998, the Company entered into an agreement to acquire JLA Credit Corporation ("JLA"). JLA is the small-ticket United States leasing subsidiary of Japan Leasing Corporation, headquartered in Tokyo, Japan. Like FLI, JLA underwrites, finances and services non-cancelable, full-payout equipment leases. JLA originated leases with an aggregate original equipment purchase price of $151.0 million and $168.0 million during the year ended December 31, 1997 and during the eleven months ending November 30, 1998, respectively. As of October 31, 1998, JLA had a net investment in leases of $324.4 million and total assets of $367.0 million. JLA's equipment leasing business focuses on small ticket leasing programs from vendors and manufacturers primarily in the high technology, machine tool, printing and Japanese business segments. Lease transactions generally range in equipment size from $25,000 to $500,000 to small and medium size businesses. Key vendor relationships include Heidelberg, Scitex and Buycomp.

         The Company expects to acquire JLA for a combination of cash, including financing to be arranged by the Company, and assumption of existing JLA debt. The Company values the transaction at approximately $350.0 million. Subject to a financing contingency, the Company anticipates that the transaction will close in January 1999.

Energy Operations

General

         The Company produces natural gas and, to a lesser extent, oil from locations principally in Ohio, Pennsylvania and New York. On September 29, 1998, the Company acquired Atlas by merger. See "Business - Energy Operations - Acquisition of Atlas." As a result of that acquisition, at September 30, 1998 the Company had (either directly or through partnerships and joint ventures managed by it) interests in 2,505 wells (including royalty or overriding interests with respect to 182 wells), of which the Company operates approximately 2,200 wells, 1,250 miles of natural gas pipelines and 301,000 acres (net) of mineral rights. Natural gas produced from wells operated by the Company is collected in gas gathering pipeline systems owned by partnerships managed by the Company (and in which the Company also has an interest) and by systems directly owned by the Company, and is sold to customers, such as gas brokers and local utilities, under a variety of contractual arrangements. Oil produced from wells operated by the Company is sold at the well site to regional oil refining companies at the prevailing spot price for Appalachian crude oil. The Company seeks to increase its reserve base through selective acquisition of producing properties and assets, through further development of its existing oil and gas interests and acquisition of energy industry companies. For further information, see Note 14 to Consolidated Financial Statements.

Acquisition of Atlas

         On September 29, 1998, the Company acquired Atlas, a company principally involved in the energy finance business, by merger with Atlas America, Inc., a newly-formed, wholly-owned subsidiary of the Company. Atlas owned interests in, operated or managed more than 1,400 natural gas and oil wells and 650 miles of gas gathering pipelines, located predominantly in Pennsylvania and Ohio. Atlas also had undeveloped oil and gas leases covering more than 155,000 acres and managed more than 25 energy-related partnerships and joint ventures which it had syndicated through public and private offerings.

         Pursuant to the Agreement and Plan of Merger dated July 13, 1998, as amended, (the "Agreement"), the former shareholders of Atlas received 2,063,496 shares of the Company's Common Stock ("Common Stock"), options to acquire 120,213 shares of Common Stock for nominal consideration and cash of $6.9 million. Atlas shareholders also received certain "piggy-back" registration rights, effective during the period from September 30, 1999 through September 29, 2000, with respect to the shares of Common Stock received by them. Atlas shareholders are also eligible to receive incentive compensation should Atlas' post-acquisition earnings exceed a specified amount during the four years following the merger. The incentive compensation is equal to 10% of Atlas' aggregate earnings in excess of that amount equal to an annual (but uncompounded) return of 15% on $63.0 million. The $63.0 million base amount will increase by the amounts (if any) the Company pays for any post-merger energy acquisitions. Incentive compensation is payable, at the Company's option, in cash or in shares of Common Stock, valued at the average closing price of the Common Stock for the ten trading days preceding September 30, 2003.

         The Agreement requires the Company to indemnify the officers and directors of Atlas until September 29, 2000 against claims based upon their service as officers and directors of Atlas (except for claims based upon breach of the Agreement or upon a failure to disclose information as required by the Agreement) and against claims alleging wrongdoing by any of them outside the scope of their employment with Atlas. The Agreement requires the principal Atlas shareholders to indemnify the Company for losses resulting from a breach of any representation or warranty given by Atlas. The maximum aggregate amount that the shareholders are required to pay as a result of this indemnification is $10.0 million. The shareholders will have no indemnification obligation until the aggregate loss (including expenses) exceeds $750,000 and then only to the extent such loss exceeds $250,000. As security for this indemnification, 698,651 shares of the Common Stock issued in connection with the merger are being held in escrow until September 29, 2002.

         The merger consideration paid by the Company was based upon the Company's valuation of Atlas' assets and the price of the Common Stock. There were no material relationships between the Company, its officers, directors or affiliates, and Atlas or its officers, directors or affiliates, prior to the merger. The cash paid in connection with the merger was derived from the Company's working capital. It is anticipated that any cash required for payment of incentive compensation will come from the earnings of Atlas from which the incentive compensation has been derived.

Well Operations

         The following table sets forth information as of September 30, 1998 regarding productive oil and gas wells in which the Company has a working interest, including wells acquired in connection with the acquisition of Atlas:

                                         Number of Productive Wells
                                         --------------------------
                                                (Unaudited)
                                  Gross(1)                        Net(1)
                                  --------                        ------
Oil wells  ...................       180                             73
Gas wells  ...................     2,143                          1,015
                                   -----                          -----
                                   2,323                          1,088
                                   =====                          =====

(1) Includes the Company's equity interest in wells owned by 84 partnerships and joint ventures. Does not include royalty or overriding interests with respect to 182 wells held by the Company.

         The following table sets forth net quantities of oil and natural gas produced, average sales prices, and average production (lifting) costs per equivalent unit of production, for the periods indicated, including the Company's equity interests in the production of 51 partnerships and joint ventures.

                                                                                          Average
                                                                                          Lifting
                              Production                       Average Sales Price        Cost per
                      -------------------------             ----------------------       Equivalent
Fiscal Period         Oil(bbls)        Gas(mcf)             per bbl          per mcf        mcf(1)
-------------         ---------        --------             -------          -------        ------

   1998(2)               48,113         1,485,008           $14.38            $2.66          $1.14
   1997                  35,811         1,227,887           $19.68            $2.59          $1.13
   1996                  33,862         1,165,477           $18.53            $2.34          $1.04

(1) Oil production is converted to mcf equivalents at the rate of six mcf per barrel.

(2) Excludes production relating to Atlas, which was not acquired by the Company until the end of the 1998 fiscal year.

         Neither the Company nor the partnerships and joint ventures it manages are obligated to provide any fixed quantities of oil or gas in the future under existing contracts.

Exploration and Development

         The following table sets forth information with respect to the number of wells completed in Ohio and New York (the only areas in which Company drilling activities occurred) at any time during the fiscal years 1998, 1997 and 1996, regardless of when drilling was initiated.

                           Exploratory Wells                              Development Wells
              ---------------------------------------        -------------------------------------
               Productive                  Dry                 Productive                Dry
Fiscal        ---------------        ----------------        ---------------        --------------
Period        Gross       Net        Gross       Net         Gross      Net         Gross     Net
------        -----       ---        -----       ---         -----      ---         -----     ---
1998(1)         1.0      .25          2.0        .75         3.0       3.0            --       --
1997            1.0      .50           --         --          --        --            --       --
1996            3.0      .52          1.0        .29         2.0       1.50           --       --

----------
(1) Excludes wells drilled by Atlas, which was not acquired by the Company until the end of the 1998 fiscal year.

         All drilling has been on acreage held by the Company. The Company does not own its own drilling equipment; rather, it acts as a general contractor for well operations and subcontracts drilling and certain other work to third parties.

Oil and Gas Reserve Information

         An evaluation of the Company's estimated proved developed oil and gas reserves as of September 30, 1998, including those acquired with Atlas, was reviewed by Wright & Company, Inc., an independent petroleum engineering firm. Such study showed, subject to the qualifications and reservations therein set forth, reserves of 90.0 million mcf of gas and 573,000 barrels of oil. See Note 14 to the Consolidated Financial Statements.

         The following table sets forth information with respect to the Company's developed and undeveloped oil and gas acreage as of September 30, 1998, including acreage acquired in connection with the acquisition of Atlas. The information in this table includes the Company's equity interest in acreage owned by 84 partnerships and joint ventures.

                                                       Developed Acreage           Undeveloped Acreage
                                                     ---------------------         -------------------
                                                     Gross             Net         Gross           Net
                                                     -----             ---         -----           ---
Arkansas............................                   2,560           403            -             -
Kansas..............................                     160            20            -             -
Kentucky............................                   9,838         4,919          9,771          4,885
Louisiana...........................                   1,819           206            -             -
Mississippi.........................                      40             3            -             -
New York............................                  23,738        18,816         18,528         15,749
Ohio................................                 122,526        80,227         44,008         42,793
Oklahoma............................                   4,243           635            -             -
Pennsylvania........................                  39,786        39,194         59,822         59,822
Tennessee...........................                    -             -             1,804          1,804
Texas...............................                   4,520           209            -             -
West Virginia.......................                   4,692         2,346         58,177         29,038
                                                       -----         -----         ------         ------
                                                     213,922       146,978        192,110        154,091
                                                     =======       =======        =======        =======

         The terms of the oil and gas leases held by the Company for its own account and by its managed partnerships vary, depending upon the location of the leased premises and the minimum remaining terms of undeveloped leases, from less than one year to five years. Rentals of approximately $72,000 in fiscal 1998 were paid to maintain leases on such acreage in force.

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

         At September 30, 1998, the Company had no individual interests in any oil and gas property that accounted for more than 10% of the Company's proved developed oil and gas reserves, including the Company's interest in reserves owned by 84 partnerships and joint ventures.

Pipeline Operations

         The Company operates, on behalf of four limited partnerships of which it is both a general and limited partner (in which it owns 22%, 46%, 26% and 50% interests and including one partnership for which Atlas acts as a general and limited partner), and for its own account, various gas gathering pipeline systems (including those owned by Atlas) totaling approximately 1,250 miles in length. The pipeline systems are located in Ohio, New York and Pennsylvania.

Well Services

         The Company provides a variety of well services to wells of which it is the operator and to wells operated by independent third party operators. These services include well operations, petroleum engineering, well maintenance and well workover and are provided at rates in conformity with general industry standards.

Sources and Availability of Raw Materials

         The Company contracts for drilling rigs and purchases tubular goods necessary for the drilling and completion of wells from a substantial number of drillers and suppliers, none of which supplies a significant portion of the Company's annual needs. During fiscal 1998, the Company faced no shortage of such goods and services. The duration of the current supply and demand situation cannot be predicted with any degree of certainty due to numerous factors affecting the oil and gas industry, including selling prices, demand for oil and gas, and governmental regulations.

Major Customers

         The Company's natural gas and oil is sold to various purchasers. During fiscal 1998, gas sales to two purchasers accounted for 35% and 14%, respectively, of the Company's total production revenues. For the years ended September 30, 1997 and 1996, gas sales to two purchasers accounted for 29% and 12%, and 29% and 13%, respectively, of the Company's total production revenues.

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

Sources of Funds

         The Company historically relied upon internally generated funds to finance its growth. During the past two fiscal years, the Company has augmented its internally generated funds with the proceeds of one debt and two equity offerings (which generated aggregate net proceeds of $249.3 million) and lines of credit to the Company and its subsidiaries. The following is a summary of the terms of the Company's debt offering and the lines of credit outstanding as of December 1, 1998.

         12% Senior Notes. The 12% Senior Notes (the "12% Notes") are unsecured general obligations of the Company, with interest only payable until maturity on August 1, 2004. The 12% Notes are not subject to mandatory redemption except upon a change in control of the Company, as defined in the Indenture governing the 12% Notes, when the Noteholders have the right to require the Company to redeem the 12% Notes at 101% of principal amount plus accrued interest. No sinking fund has been established for the 12% Notes. At the Company's option, the 12% Notes may be redeemed in whole or in part on or after August 1, 2002 at a price of 106% of principal amount (through July 31, 2003) and 103% of principal amount (through July 31, 2004), plus accrued interest to the date of redemption. The Indenture contains covenants that, among other things, (i) require the Company to maintain certain levels of net worth (generally, an amount equal to $50.0 million plus a cumulative 25% of the Company's consolidated net income) and liquid assets (generally, an amount equal to 100% of required interest payments for the next succeeding interest payment date); and (ii) limit the ability of the Company and its subsidiaries to (a) incur indebtedness (not including secured indebtedness used to acquire or refinance the acquisition of loans, equipment leases or other assets), (b) pay dividends or make other distributions in excess of 25% of aggregate consolidated net income (offset by 100% of any deficit) on a cumulative basis, (c) engage in certain transactions with affiliates, (d) dispose of certain subsidiaries, (e) create liens and guarantees with respect to pari passu or junior indebtedness and (f) enter into any arrangement that would impose restrictions on the ability of subsidiaries to make dividend and other payments to the Company. The Indenture also restricts the Company's ability to merge, consolidate or sell all or substantially all of its assets and prohibits the Company from incurring additional indebtedness if the Company's "leverage ratio" exceeds 2.0 to 1.0. As defined by the Indenture, the leverage ratio is the ratio of all indebtedness (excluding debt used to acquire assets, obligations of the Company to repurchase loans or other financial assets sold by the Company, guarantees of either of the foregoing, non-recourse debt and certain securities issued by securitization entities, as defined in the Indenture), to the consolidated net worth of the Company. The Indenture also prohibits the Company from incurring pari passu or junior indebtedness with a maturity date prior to that of the 12% Notes.

         Commercial Mortgage Loan Credit Facility. In March 1998, the Company, through certain operating subsidiaries, established an $18.0 million revolving credit facility (with current permitted draws of $5.0 million) with Jefferson Bank for its commercial mortgage loan operations. The credit facility bears interest at the prime rate reported in The Wall Street Journal plus .75%, and is secured by the borrowers' interests in certain commercial loans and by a pledge of their outstanding capital stock. In addition, repayment of the credit facility is guaranteed by the Company. Credit availability is based upon the amount of assets pledged as security for the facility and is subject to approval by Jefferson Bank of additional collateral. The facility expires on April 1, 1999. There were no borrowings under this facility during fiscal 1998. See "Certain Relationships and Related Party Transactions."

         Lease Financing Credit Facility. The Company's equipment leasing subsidiary, FLI, maintains a $20.0 million revolving credit facility with term loan availability with First Union National Bank and European American Bank. The facility has, in addition to customary covenants, the following principal terms:
(i) no single advance may exceed the lesser of (a) 95% of the cost of the leases being financed or (b) $500,000 or, in the case of leases to investment grade lessees, $1,000,000; (ii) revolving credit loans bear interest, at FLI's election, at (a) an adjusted LIBOR rate plus 150 basis points or (b) the rate for one month U.S. dollar deposits as reported by Telerate (London) plus 150 basis points, while term loans bear interest at the adjusted LIBOR rate plus 150 basis points; (iii) term loans must be for not less than $2.0 million per loan;
(iv) the loans are secured by a first lien on the equipment leases being financed (and on the underlying equipment), a guaranty by the Company and a pledge of the capital stock of FLI and Resource Leasing, Inc. (the direct parent of FLI and a wholly-owned subsidiary of the Company); (v) revolving credit loans may be converted to term loans and paid in accordance with applicable amortization schedules; (vi) adjustable rate term loans may, at the option of FLI, be converted into fixed rate term loans at then quoted rates; and (vii) FLI will be required to maintain a debt (excluding non-recourse debt) to tangible net worth ratio of 5.5 to 1.0 or less, a minimum tangible net worth equal to $8.0 million plus 75% of FLI's net income, and a ratio of cash flow (income before taxes, depreciation, amortization and extraordinary items, plus interest expense) to the sum of interest expense, mandatory principal payments and 25% of outstanding obligations under the revolving line of credit, of 1.5 to 1.0. The facility expires on March 31, 2000 but may be renewed for additional 18 month periods by the lenders. In fiscal 1998, there was an aggregate of $33.8 million in borrowings under this line, all of which were repaid prior to September 30, 1998.

       Forward Lease Sale Facilities. In December 1997, the Company, through FLI, entered into an arrangement (the "1997 Commitment") with SW Leasing Portfolio IV, Inc. ("SW"), as the Intermediate Purchaser, and First Union National Bank ("First Union") and Variable Funding Capital Corporation ("VFCC" and collectively with First Union, the "Purchaser"), as the ultimate investors, for the sale of equipment leases by FLI. In June 1998, the Company entered into a similar arrangement (the "1998 Commitment" and together with the 1997 Commitment, the "Commitments") with Fidelity Leasing SPC I, Inc. (a wholly-owned special purpose lease finance subsidiary of FLI) ("FSP"), as the Intermediate Purchaser, and the Purchaser. Under the Commitments, (i) SW or FSP will purchase equipment leases (meeting specific eligibility requirements) and the underlying equipment from FLI for a purchase price equal to the sum of the present value of scheduled payments (the "Discounted Contract Balance") as of the date of sale and, with respect to the 1997 Commitment only, the residual value of the equipment (the "Residual Value"), (ii) the Purchaser will purchase, for a price equal to the product of .88 (.90 in the 1998 Commitment) multiplied by the aggregate Discounted Contract Balances on the date of sale, up to $50.0 million of equipment leases ($100.0 million of equipment leases for the 1998 Commitment) from time to time during the one year term of each Commitment, and (iii) FLI acts as servicing agent for the equipment leases purchased. With respect to transactions under the 1997 Commitment, SW uses the cash received by it from the Purchaser to pay a portion of the purchase price of the leases and pays the balance of the purchase price with a promissory note in an original principal amount equal to the aggregate Residual Value and the non-advanced portion of the aggregate Discounted Contract Balances. With respect to transactions under the 1998 Commitment, FSP uses the cash received by it from the Purchaser to pay portion of the purchase price of the leases; the unpaid balance of the purchase price constitutes a contribution to FSP's capital by the Company. Lease collections in excess of fees associated with the leases and a return to the Purchaser (equivalent to LIBOR, the First Union prime rate or the federal funds rate plus 1%, depending on the circumstances) may be reinvested in eligible leases (unless the capital limit the product of the aggregate Discounted Contract Balances multiplied by .88 or .90, as the case may be, has been exceeded, in which event the amount of such excess must be paid to the Purchaser or paid to SW or FSP, as the case may be). Payments made to SW will be available to pay down the promissory note, while the payments to FSP will be distributed to FLI. Under the Commitments, FLI is obligated to provide a substitute equipment lease to the Purchaser in the event a lease is terminated or prepaid in full prior to its scheduled expiration date and the prepayment amount is less than the Discounted Contract Balance on the date of prepayment plus any outstanding services advances. In addition, SW and FSP, as the case may be, and FLI, in either case, are obligated to accept retransfer of, or provide a substitute lease for, any lease which does not meet the eligibility requirements. The Commitments are subject to early termination under certain circumstances, including (i) if the ratio of the average Discounted Contract Balances (for each of the previous three months) for all leases delinquent in payments by 60 days or more to the aggregate Discounted Contract Balances (for each of the previous three months) for all non-delinquent leases exceeds 3% or
(ii) if the ratio of the aggregate Discounted Contract Balances (for each of the preceding nine months) for all defaulted leases (i.e., leases which FLI has determined are not collectible or subject to repossession or which are delinquent in payments by 120 days or more) to the aggregate Discounted Contract Balances (for each of the preceding nine months) for all non-defaulted leases exceeds 2.75%.

         In fiscal 1998, the Company sold to SW equipment leases under the 1997 Commitment with an aggregate book value of $31.8 million in return for cash of $27.7 million and promissory notes for $8.0 million and sold FSP equipment leases under the 1998 Commitment with an aggregate book value of $46.5 million in return for cash of $50.2 million, retaining lease residuals with a book value of $3.9 million.

         Oil and Gas Credit Facilities. The Company maintains a $5.0 million credit facility with KeyBank for purposes of acquiring oil and gas assets. The credit facility permits draws based on a percentage of reserves of oil and gas properties pledged as security for the facility. Draws under the facility bear interest at KeyBank's prime rate plus 25 basis points. The facility requires the Company to maintain a tangible net worth in excess of $31.0 million, a 2.0 to
1.0 ratio of current assets to current liabilities, a 1.5 to 1.0 ratio of cash flow to maturities of long-term debt coming due within the calculation period and a ratio of adjusted debt to tangible net worth of not more than 2.0 to 1.0. The facility terminates on June 30, 1999. As of September 30, 1998, the Company had $5.0 million outstanding under this line.

         Prior to its acquisition by the Company, Atlas maintained a $40.0 million credit facility (with $27.0 million of permitted draws) at PNC Bank ("PNC"). This line has been continued by the Company. The credit facility is divided into two principal parts: a revolving credit facility and a term loan facility. The revolving credit facility has $20.0 million of permitted draws, with a term ending in 2001 and with draws bearing interest at one of two rates (elected at borrower's option) which increase as the amount outstanding under the facility increases: (i) PNC prime rate plus between 0 to 50 basis points, or
(ii) LIBOR plus between 137.5 to 212.5 basis points. The term loan facility has $7.0 million of permitted draws, with a term ending in 2003, and with draws bearing interest at one of two rates (elected at borrower's option), which increase as the amount outstanding under the facility increases: (i) PNC prime rate plus between 12.5 to 62.5 basis points, or (ii) LIBOR plus between 150 to 225 basis points. The credit facility contains certain financial covenants of Atlas, including maintaining a current ratio of .75 to 1.0, a ratio of fixed charges to earnings of 2.0 to 1.0 and a leverage ratio (essentially a ratio of debt to equity) of not less than 3.75 to 1.0, reducing to 3.50 to 1.0 in January 1999, 3.25 to 1.0 in October 1999 and 3.0 to 1.0 in March 2000. The credit facility also imposes the following limits: (a) Atlas' exploration expense can be no more than 20% of capital expenditures plus exploration expense, without PNC's consent; (b) sales, leases or transfers of property by Atlas are limited to $1.0 million without PNC's consent; and (c) Atlas cannot incur debt in excess of $2.0 million to lenders other than PNC without PNC's consent. As of September 30, 1998 there was $20.0 million outstanding under the revolving credit facility and $7.0 million outstanding under the term loan facility.

         Other. During fiscal 1998, FMF maintained two credit facilities, both of which have expired. FMF is currently in the process of obtaining a new credit facility; however, no such facility has yet been established and there can be no assurance that FMF will be able to obtain such a facility on acceptable terms.

Employees

         As of September 30, 1998, the Company employed 309 persons, including 15 in general corporate, 56 in real estate finance, 96 in equipment leasing and 142 in energy.

Cautionary Statements for Purposes of the Safe Harbor

         Statements made by the Company in written or oral form to various persons, including statements made in filings with the Securities and Exchange Commission, that are not strictly historical facts are "forward-looking" statements that are based on current expectations about the Company's business and assumptions made by management. Such statements should be considered as subject to risks and uncertainties that exist in the Company's operations and business environment and could render actual outcomes and results materially different than predicted. The following includes some, but not all, of the factors or uncertainties that could cause the Company to miss its projections:

o The Company's real estate finance and equipment leasing businesses are dependent on outside capital in order to sustain current growth. Historically, funding for the Company's operations has been derived from a number of different sources, including internally generated funds, proceeds from the sale of senior lien interests and refinancings of commercial mortgages, sales of residential loans and equipment leases, borrowings and the sale of its notes and Common Stock. A decrease in availability of such outside funds could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources."

o Variations in the volume of commercial mortgage loans purchased or originated by the Company or in the volume of residential mortgage loans and equipment leases originated by the Company could materially affect the Company's results of operations and financial condition.

o Unforeseen interest rate increases could reduce the resale value of leases with fixed interest rates, could increase the Company's costs of funds (such as the interest rates payable on new senior lien interests sold by the Company on, or new borrower refinancings of its commercial loan portfolio), and could reduce demand for the Company's residential mortgage loans and lease funding. In addition, in residential mortgage lending and equipment leasing, the return expected, and the rates charged by the Company, are based on interest rates prevailing in the market at the time of loan origination or lease approval. Until the Company's residential loans or equipment leases are sold, they are funded from credit facilities or working capital. An increase in interest rates during the period between funding by the Company of the residential loan or equipment lease and its resale could adversely affect the Company's operating margin. During a period of declining rates, the amounts becoming available to the Company for investment may have to be invested at lower rates that the Company had been able to obtain in prior investments.

o Declines in real property values generally and/or in those specific markets where the properties securing the Company's commercial mortgage and residential loans are located could materially affect the value of and default rates under those loans and, with respect to residential mortgage loans, may reduce consumer demand.

o In each of its business operations, the Company is subject to intense competition from numerous persons, many of whom possess far greater financial, marketing, operational and other resources than the Company and may have lower costs of funds than the Company.

o Many of the Company's commercial mortgage loans are secured by properties that, while income producing, are unable to generate sufficient revenues to pay the full amount of debt service under the original loan terms or are subject to other problems. Although prior to acquisition of a loan the Company will generally negotiate with the borrower or other parties in interest to resolve outstanding issues, ensure the Company's control of the cash flow and, where appropriate, make financial accommodations to take into account the operating conditions of the underlying property, there may be a higher risk of default with these loans as compared to conventional loans.

o Many of the Company's commercial mortgage loans were acquired as or became (as a result of borrower refinancing) junior lien obligations. Subordinate liens carry a greater credit risk, including a substantially greater risk of non-payment of interest or principal, than senior lien financing. In the event of foreclosure, the Company will be entitled to share only in the net proceeds after payment of all senior lienors. It is therefore possible that the Company will not recover the full amount of its outstanding loan or of its unrecovered investment in the loan, either of which events could have a material adverse effect on the Company's results of operations and financial condition.

o At September 30, 1998, the Company's allowance for possible losses was $905,000 (.5% of book value of its commercial mortgage loan portfolio at that date). There can be no assurance that this allowance will prove to be sufficient or that future provisions for loan losses will not be materially greater, either of which could have a material adverse effect on the Company's results of operations.

o Unforeseen and drastic changes in governmental truth-in-lending, equal credit opportunity, settlement procedures, mortgage disclosure, debt collection practices, environmental and similar policies affecting the Company's business could make compliance more difficult (or impossible) and expensive.

o In the first quarter of fiscal 1998 the Company sold, on a servicing-retained basis, a pool of residential mortgage loans that were both acquired and originated by it to an unaffiliated special purpose mortgage financing entity for a note with a face value of $8.3 million. The note was partially prepaid during fiscal 1998 through third-party financing, which financing was unconditionally guaranteed by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations: Real Estate Finance." The $1.4 million balance of the note is due on or before December 31, 2027. The special purpose financing entity has no material assets other than the loan pool sold to it and approximately 75% of these loans have loan to value ratios in excess of 100%. To the extent that defaults under the loans in the pool are greater than anticipated by the Company, or if loan prepayments are substantially in excess of those anticipated by the Company, the Company may not receive full payment on the remaining balance of the note. This would result in a charge to the Company's earnings in the amount of any unrecovered remaining balance of the note. Moreover, if the number of defaults is sufficiently large, the Company may be required to repay some portion or all of the third party financing pursuant to its guaranty. Any such repayment could have a material adverse effect on the Company's results of operations and financial condition.

o The Company currently relies in its equipment leasing business upon relationships it has established with certain manufacturers and regional distributors in order to gain access to end-users who will enter into equipment leases. To date, the Company has established vendor programs with 10 manufacturers or distributors. Two manufacturers, Minolta Corporation and Lucent Technologies, accounted for 16% and 10%, respectively, of the equipment (by cost) leased by the

         Company during fiscal 1998. In the event that these vendors significantly reduce the number of leases placed with the Company, and the Company cannot replace the lost lease volume, such reduction could have a material adverse effect on the Company's financial condition and results of operations.

o During fiscal 1997 and the first six months of fiscal 1998, the Company typically sold some portion or all of its interest in originated equipment leases and the related equipment to Intermediate Purchasers for cash and promissory notes. At September 30, 1998, the Company held $14.1 million of such notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Intermediate Purchasers have no material assets other than the leases and equipment purchased from the Company. If lease defaults are greater than anticipated by the Company, the ability of an Intermediate Purchaser to repay its notes to the Company may be adversely affected. The ability of an Intermediate Purchaser to repay the notes could also be adversely affected if the realization of residuals is less than anticipated by the Company. Accordingly, lease defaults that are greater than anticipated and residual earnings that are less than anticipated could result in a charge to the Company's earnings in the amount of the notes not recoverable by the Company. Moreover, if the number of lease defaults is sufficiently large, the Company may be required, under the terms of any credit enhancement provided by it, to repay some portion or all of the financing arranged by the Intermediate Purchaser or to replace defaulted leases with performing leases. Any such repayment or replacement could have a material adverse effect on the Company's results of operations and financial condition.

o Through March 31, 1998, as part of its equipment lease sales the Company sold its entire interest in the leased equipment, including residuals, to Intermediate Purchasers in exchange for cash and promissory notes. At April 1, 1998, the Company commenced retaining residuals for its own account, which materially reduces the gain on sale of leases as the recognition of revenues, if any, from residuals will be recognized over the term of the lease. Realization of residuals is subject to a number of factors including the ability or willingness of a lessee to continue to lease or to acquire the equipment, unusual wear and tear on or use of the equipment, equipment obsolescence, excessive supply of similar equipment, reductions in manufacturers' prices for similar equipment and similar matters which could materially adversely affect the amount of residuals obtainable. To the extent that the Company retains residuals, a decline in their value could adversely affect the Company's operating results and financial condition. At September 30, 1998, the Company held unrealized residuals with a book value of $6.3 million.

o Under the terms of certain of its lease sales, the Company may be required to replace a lease if the lessee defaults in its obligations under the lease. If the Company were required to replace a lease, the pool of leases otherwise available for sale by the Company would be reduced. In addition, the Company would have to repossess the leased equipment in order to attempt to recover the lease balance. There can be no assurance that the amount realizable from equipment subject to a defaulted lease will be sufficient to recover amounts invested by the Company.

o Historically, the markets for natural gas and oil have been volatile and are likely to continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and other factors over which the Company has no control. Depending on the purchasers' needs, the price obtainable for natural gas produced by the Company, or the amount of natural gas which the Company is able to sell, the revenues of the Company from its energy operations may be materially adversely affected.

o The oil and natural gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to the Company. In addition, the Company may be liable for environmental damage caused by previous owners of property purchased or leased by the Company. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could materially adversely affect the Company's results of operations or financial condition. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks and losses. The Company may elect to self-insure if it believes that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, pollution and environmental risks generally are not fully insurable.


o The Company annually reviews the carrying value of its oil and natural gas properties under the full cost accounting rules of the Securities and Exchange Commission (the "Commission"). Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the "ceiling" test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal year and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company may be required to write-down the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. If a write-down is required, it could result in a material charge to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.

o The estimates of the Company's proved oil and natural gas reserves and the estimated future net revenues therefrom referred to immediately above are based upon reserve reports that rely upon various assumptions, including assumptions required by the Commission as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Such estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those estimated by the Company or contained in the reserve reports. Any significant variance in these assumptions could materially affect the estimated quantity of the Company's reserves. The Company's properties also may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, the Company's proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and natural gas prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond the Company's control.

o Unforeseen Year 2000 compliance issues, both within the Company and among its customers and service providers and in general among the business and governmental communities, could negatively impact the Company's business.


ITEM 2.  PROPERTIES

         The Company's executive office is located in Philadelphia, and is leased under an agreement providing for rents of $115,000 per year through May 2000. The Company's small ticket equipment leasing and residential mortgage loan headquarters are located in Ambler, Pennsylvania, and is leased by the Company under agreements providing for rents of $351,000 per year. The agreements terminated on June 30, 1998 but have been extended on a month-to-month basis. The residential mortgage loan business also leases office space in Mt. Laurel, New Jersey under an agreement providing for rents of $220,000 per year through October 2002. The Company leases space in Philadelphia for management operations with respect to its five public leasing partnerships for $87,000 per year. That lease expires on January 24, 2003. The Company owns a 9,600 square foot office building and related land in Akron, Ohio and, as a result of the Atlas acquisition, a 24,000 square foot office building in Pittsburgh, Pennsylvania which are used for its energy operations. In addition, as a result of the Atlas acquisition, the Company owns a 17,000 square foot field office and warehouse facility in Jackson Centre, Pennsylvania. The Company also maintains two energy field offices in Ohio and New York, on month-to-month tenancies, for which aggregate rent for fiscal 1998 was $25,000. The Company also maintains a lease brokerage office in California for which the rent is $24,000 per year through July 1999. Aggregate rent for all of the Company's offices was $750,000 for fiscal 1998.

ITEM 3.  LEGAL PROCEEDINGS

         On October 14, 1998, Theodore M. Birnbaum filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania (the "Eastern District") on behalf of himself and all purchasers of the Common Stock between December 17, 1997 and August 28, 1998 against the Company, its directors and executive officers and the Company's independent auditors. On December 2, 1998, Janet Leigh and Glenn Hutton filed a similar complaint in the Eastern District, individually and on behalf of all others similarly situated, against the Company, the Company's Chief Executive, Financial and Accounting Officers, and the Company's independent auditors. The complaints allege that the Company (i) used the "accretion-of-discount" method of recognizing revenue on discounted loans inappropriately and (ii) applied FASB 125 improperly with respect to the calculation of the fair value of the Company's retained junior interests in loans in which the Company had sold a senior lien interest or which the borrower had refinanced. The complaints further allege that, as a result, the Company's revenues and net income were inflated. The complaints seek unspecified damages. The Company believes that the complaints are without merit and intends to defend itself vigorously.

         The Company is also party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol "REXI." The following table sets forth the high and low sale prices, as reported by Nasdaq, on a quarterly basis for the Company's last two full fiscal years and the 1999 fiscal year through December 9, 1998. All amounts have been retroactively adjusted to reflect the three-for-one stock split effected in the form of a 200% stock dividend by the Company on June 5, 1998.

                                                      High             Low
                                                      ----             ---
   Fiscal 1999
   -----------
   First Quarter (through December 9, 1998).......   $13.69            $7.56


   Fiscal 1998
   -----------
   Fourth Quarter.................................    37.50             7.75
   Third Quarter..................................    29.25            19.75
   Second Quarter ................................    20.17            14.50
   First Quarter..................................    18.83            14.25

   Fiscal 1997
   -----------
   Fourth Quarter.................................    17.17             8.33
   Third Quarter..................................     8.75             6.33
   Second Quarter.................................     8.83             5.92
   First Quarter..................................     6.33             4.08

         As of December 9, 1998, there were 21,859,924 shares of Common Stock outstanding held by 794 holders of record.

         The Company paid regular quarterly cash dividends on its Common Stock (as adjusted for stock dividends) of $.03 per share commencing with the fourth quarter of fiscal 1995. Under the terms of the 12% Notes, the payment of dividends on the Company's Common Stock is restricted unless certain financial tests are met. See "Business - Sources of Funds: 12% Notes."

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data as of and for the five fiscal years ended September 30, 1998 are as follows (all amounts in thousands, except per share data):

                                                               For the Years Ended September 30,
                                                      -----------------------------------------------------
                                                      1998        1997         1996        1995        1994
                                                      ----        ----         ----        ----        ----
Revenues
 Real estate finance                                 $62,856     $19,144     $ 7,171      $ 6,114     $ 2,522
 Equipment leasing                                    13,561       7,162       4,466          -           -
 Energy production                                     4,682       3,936       3,421        3,452       3,442
 Energy services                                       2,052       1,672       1,736        1,879       2,080
 Interest and other                                    4,316       1,031         204          149         136
                                                     -------     -------     -------      -------      ------
   Total revenues                                    $87,467     $32,945     $16,998      $11,594      $8,180
                                                     =======     =======     =======      =======      ======

Income from continuing operations
 before income taxes and extraordinary
 item                                                $40,740     $14,931      $7,353       $3,344      $1,209
Provision (benefit) for income taxes                  13,368       3,980       2,206          630        (100)
                                                      ------      ------       -----        -----       -----
Income from continuing operations
 before extraordinary item                           $27,372     $10,951      $5,147       $2,714      $1,309
Extraordinary Item                                       239         -           -            -           -
                                                     -------     -------      ------       ------      ------
Net income                                           $27,611     $10,951      $5,147       $2,714      $1,309
                                                     =======     =======      ======       ======      ======
Net income per common share (basic)
 before extraordinary item                             $1.64       $1.05         $.91        $.48        $.22
Extraordinary item                                       .01           -           -           -           -
                                                       -----       -----         ----        ----        ----
Net income per common share (basic)                    $1.65       $1.05         $.91        $.48        $.22
                                                       =====       =====         ====        ====        ====

Cash dividends per common share                        $ .13       $ .13        $ .13       $ .03        $ -
                                                       =====       =====        =====       =====        ====

Balance Sheet Data
 Total assets                                       $426,447    $195,119     $43,959      $37,550     $34,796
 Long-term debt less current maturities              133,016     118,786       8,966        8,523       8,627
 Stockholders' equity                                236,478      64,829      31,123       26,551      24,140


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company's operating results and financial condition reflect the growth of the Company's real estate finance and equipment leasing businesses following substantial increases in working capital due to the sale, in December 1996, of Common Stock (from which it received net proceeds of $19.5 million), the issuance, in July 1997, of $115.0 million of 12% Notes (from which it received net proceeds of $110.6 million), and the sale, in April 1998, of Common Stock (from which it received net proceeds of $119.2 million). These transactions along with the acquisition of Atlas were primarily responsible for increasing the Company's capital (stockholders' equity plus long-term debt) to $369.5 million as of September 30, 1998.


Overview of Fiscal 1998

         The Company's gross revenues were $87.5 million in fiscal 1998, an increase of $54.5 million (165%) from $32.9 million in fiscal 1997, as compared to an increase in fiscal 1997 of $15.9 million (94%) from $17.0 million in fiscal 1996. Of the increases in total revenue during that period, the revenues from the Company's real estate finance business increased to $62.9 million, an increase of $43.7 million (228%) from $19.1 million in fiscal 1997, as compared to an increase of $12.0 million (167%) in fiscal 1997 from $7.2 million in fiscal 1996. Leasing revenues were $13.6 million in fiscal 1998, an increase of $6.4 million (89%) from $7.2 million in fiscal 1997 as compared to an increase of $2.7 million (60%) from $4.5 million in fiscal 1996, the period in which leasing operations commenced. In addition, energy revenues were $6.7 million in fiscal 1998, an increase of $1.1 million (20%) from $5.6 million in fiscal 1997 as compared to $5.2 million (9%) in fiscal 1996. Real estate finance and equipment leasing revenues were 87%, 80% and 68% of total revenues in fiscal 1998, 1997 and 1996, respectively. Energy revenues were 8%, 17%, and 30% of total revenues in fiscal 1998, 1997 and 1996, respectively. The Company anticipates that its energy revenues, as a percentage of total revenues, will increase in fiscal 1999 as a result of the acquisition of Atlas.

         As of September 30, 1998, total assets were $426.4 million an increase of $231.3 million (119%) from assets of $195.1 million at September 30, 1997, as compared to an increase of $151.2 million (344%) from assets of $44.0 million at September 30, 1996. Real estate finance and equipment leasing assets were 56%, 53% and 57% of total assets at September 30, 1998, 1997 and 1996, respectively. Energy assets were 21%, 8% and 29% of total assets at September 30, 1998, 1997 and 1996, respectively.

Results of Operations:  Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized and cost and expenses incurred in the Company's real estate finance operations during the periods indicated:

                                                                 Year Ended September 30,
                                                              ----------------------------------
                                                              1998            1997          1996
                                                              ----            ----          ----
                                                                        (in thousands)
Revenues:
Commercial mortgage loan
 acquisition and resolution:
         Interest................................           $13,179           $ 4,877      $ 1,899
         Accreted discount.......................             6,520             4,124          954
         Fees....................................             5,939             2,556          675
         Gains on sales of senior lien
           interests and loans...................            30,196             7,587        3,643
                                                             ------           -------       ------
                                                             55,834            19,144        7,171
                                                             ------           -------       ------

Residential mortgage lending:
         Gain on sales of residential
           mortgage loans........................             4,273              --             --
         Interest................................               876              --             --
                                                                                                --
         Origination and other income............             1,873              --             --
                                                            -------           -------       ------

                                                              7,022              --             --
                                                            -------           -------       ------
                                                            $62,856           $19,144       $7,171
                                                            =======           =======       ======

Costs and expenses:
         Commercial mortgage loan acquisition
           and resolution........................            $1,801           $ 1,069       $  852
         Residential mortgage lending............             9,311                --           --
                                                             ------           -------       ------

                                                            $11,112           $ 1,069       $  852
                                                            =======           =======       ======


Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         Commercial Mortgage Lending. In recent years and especially during fiscal 1998, the Company's resources have increased considerably, enabling the Company to acquire loans much larger than those it had previously acquired and to increase the amount of its average net investment in loans. Prior to fiscal 1998, the Company had focused on acquiring loans with outstanding receivable balances of between $1.0 million and $15.0 million, with investment costs (invested funds before proceeds of refinancings or sales of senior lien interests) typically between $1.0 million and $8.0 million. For loans acquired through the fiscal year ended September 30, 1997, the average receivable balance was $6.1 million at September 30, 1998 and the average investment cost was $3.2 million while during the year ended September 30, 1998, the average receivable balance for loans acquired was $37.2 million and the average investment cost was $27.8 million. During the year ended September 30, 1998, the Company acquired 12 loans for a cost of $337.1 million, as compared to the purchase of 18 loans for a cost of $71.7 million in fiscal 1997. The loans acquired in fiscal 1998 had outstanding receivable balances ranging from $2.0 million to $100.7 million, with eight of such loans having receivable balances in excess of $19.0 million (and five of those loans having receivable balances in excess of $45.0 million). During the year ended September 30, 1997, the receivable balances of loans acquired ranged from $401,000 to $52.6 million with only one loan having a receivable balance in excess of $19.0 million (which such loan balance was also in excess of $45.0 million). The Company anticipates that it will continue to acquire loans in excess of its previous historical receivable balance and investment cost ranges, and that such loans may constitute a substantial percentage of the Company's commercial loan portfolio.

         Revenues from commercial mortgage loan acquisition and resolution operations increased $36.7 million (192%) to $55.8 million in the year ended September 30, 1998. The increase was attributable to the following:

         (i) An increase of $10.7 million (119%) in interest income (including an increase of $2.4 million of accretion of discount) resulting from an increase of $100.4 million in the book value of loans outstanding during that period to $189.6 million as compared to $89.2 million for the same period in the prior fiscal year.

         (ii) An increase of $22.6 million (298%) in gains from refinancings, sales of senior lien interests and sales of loans. This increase was primarily the result of an increase in the number of loans sold or loans in which senior lien interests were sold (from eight loans totaling $16.5 million in the year ended September 30, 1997 to 39 loans totaling $279.4 million in the year ended September 30, 1998). These sales included, during the second quarter of fiscal 1998, a sale to RAIT of 10 mortgage loans and senior lien interests in two other loans, resulting in proceeds of $20.1 million and a gain of $3.1 million. In addition, during fiscal 1998, the Company sold senior lien interests in three other loans to RAIT, resulting in proceeds of $18.0 million and a gain of $5.1 million.

         (iii) An increase of $3.4 million (132%) in fee income to $5.9 million in the year ended September 30, 1998 from $2.6 million in the year ended September 30, 1997. Fees received in the year ended September 30, 1998 consisted of the following:
                  $830,000 for financial advisory and consultation services related to the organization and capitalization of RAIT; $4.1 million for services to borrowers whose loans the Company later acquired (of these fees, $840,000 was paid by a partnership whose partners are RAIT and BCMI); and a one-time fee of $850,000 for services rendered to an existing borrower in connection with the operation, leasing and supervision of the collateral securing the Company's loan.

         Gains on sale of loans and senior lien interests in loans (if any) and the amount of fees (if any) received vary from transaction to transaction and there may be significant variations in the Company's gain on sale and fee income from period to period.

         As a consequence of the foregoing, the Company's yield (gross commercial mortgage loan acquisition and resolution revenues, including gains resulting from refinancings, sales of loans and sales of senior lien interests in loans, divided by the book value of average loan balances) increased to 40% in the year ended September 30, 1998 as compared to 35% in the year ended September 30, 1997.

         Costs and expenses of the Company's commercial mortgage loan acquisition and resolution operations increased $732,000 (68%) to $1.8 million in the year ended September 30, 1998. The increase was primarily a result of hiring additional personnel, increased compensation to existing employees and legal costs associated with the expansion of this operation.

         As a result of the foregoing, the Company's gross profit from commercial mortgage loan acquisition and resolution operations increased to $54.0 million in the year ended September 30, 1998, as compared to $18.1 million in the same period in the prior year.

         Residential Mortgage Lending. During the year ended September 30, 1998, the Company originated 1,771 residential mortgage loans aggregating $74.8 million. The Company may opportunistically purchase residential mortgage loans although its focus is on residential mortgage loan originations. During fiscal 1998, the Company had a program for originating 125 loans which was terminated at the end of the fiscal year. See "Business - Residential Mortgage Loans." At September 30, 1998, the Company held $3.9 million of 125 loans, all of which were held for sale.

     The Company sold residential mortgage loans with a book value of $71.2 million during the year ended September 30, 1998, resulting in gains of $4.3 million. These sales included, in the first quarter of fiscal 1998, the sale of certain originated and acquired residential mortgage loans for a note in the principal amount of $8.3 million of which $6.8 million had been paid through September 30, 1998. The $6.8 million payment was funded by a loan to the purchaser from an unaffiliated bank and was guaranteed by the Company and secured by the residential mortgage loans sold to the purchaser. The Company has taken such guaranty into consideration in establishing its allowance for possible losses. The Company also realized $876,000 of interest income from loans originated and $1.9 million in fees from its origination activities.

         Costs and expenses associated with residential mortgage lending operations were $9.3 million for the year ended September 30, 1998, reflecting commencement of operations on October 1, 1997 and the increase in loan originations. In addition, the Company incurred $723,000 of depreciation and amortization, $248,000 of interest expense and, in connection with a note received in a loan sale, established a $286,000 allowance for possible loan losses.

         As a result of the foregoing, the Company's residential mortgage lending business incurred a loss from operations of $3.5 million for the year ended September 30, 1998.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

         During fiscal 1997, the Company purchased or originated 18 commercial real estate loans, for a total cost of $71.7 million, as compared to the purchase of nine commercial real estate loans for a total cost of $15.1 million in fiscal 1996. The average net investment in the 18 loans was $4.0 million (with individual investments ranging from a high of $19.2 million to a low of $400,000) during fiscal 1997, as compared to an average net investment of $1.7 million in nine loans (with individual investments ranging from a high of $3.8 million to a low of $100,000) during fiscal 1996. In addition, the Company increased its investment in certain existing loans by an aggregate of $1.9 million in fiscal 1997, and an aggregate of $2.6 million in fiscal 1996, for purposes of paying for property improvement costs, unpaid taxes and similar items relating to properties underlying the loans. The increased investments had been anticipated by the Company at the time the loans were acquired and were included in its analysis of loan costs and yields.

         Revenues from commercial mortgage loan acquisition and resolution operations increased to $19.1 million in fiscal 1997 from $7.2 million in fiscal 1996, an increase of 167%. The increase in fiscal 1997 was attributable to (i) an increase of $6.1 million (215%) in interest income (including accretion of discount) resulting from an increase in the average amount of loans outstanding during fiscal 1997 as compared to fiscal 1996; (ii) gains recognized on the refinancing of loans and sale of senior lien interests in loans held by the Company which increased to $7.6 million in fiscal 1997 from $3.6 million in fiscal 1996, an increase of $4.0 million (108%); and (iii) an increase in fee income to $2.6 million in fiscal 1997 from $675,000 in fiscal 1996, an increase of $1.9 million (279%), as a result of an increase in the number of transactions in which fee income was earned. The Company sold senior lien interests in or refinanced nine loans during fiscal 1997 and eight loans during fiscal 1996, realizing proceeds of $16.5 million and $18.0 million, respectively.

         Costs and expenses of the Company's real estate finance operations increased 25% in fiscal 1997 compared to fiscal 1996. The increase was primarily a result of higher personnel costs associated with the expansion of the Company's commercial mortgage lending operations.

         As a consequence of the foregoing, the Company's gross profit from commercial mortgage loan acquisition and resolution operations increased to $16.5 million in fiscal 1997 from $6.3 million in fiscal 1996 (163%).

Results of Operations:  Equipment Leasing

         The following table sets forth certain information relating to the revenue recognized costs and expenses incurred in the Company's equipment leasing operations during the periods indicated:

                                                           Year Ended September 30,
                                                         -------------------------------
                                                         1998           1997        1996
                                                         ----           ----        ----
                                                                   (in thousands)
Revenues:
         Small ticket leasing -
            Gains on sale of leases................      $7,598        $3,711       $   --
            Interest and fees......................       3,481         1,081            7
         Partnership management....................       1,693         1,713        3,809
         Lease finance placement and
           advisory services.......................         789           657          650
                                                         ------        ------       ------
                                                        $13,561        $7,162       $4,466
                                                        =======        ======       ======

                                                           Year Ended September 30,
                                                        --------------------------------
                                                          1998          1997         1996
                                                          ----          ----         ----
                                                                   (in thousands)
Costs and expenses:
         Small ticket leasing......................      $3,337        $2,051       $  425
         Partnership management....................       1,264         1,243        1,471
         Lease finance placement and
           advisory services.......................         662           528          443
                                                         ------        ------       ------
                                                         $5,263        $3,822       $2,339
                                                         ======        ======       ======


Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         The Company experienced continued growth in its leasing business during fiscal 1998, originating 8,793 leases having a cost of $92.6 million, as compared to 3,177 leases having a cost of $34.6 million during the prior year. During that period, the Company sold leases with a book value of approximately $78.4 million to an Intermediate Purchaser in return for cash of $78.0 million and notes with a face value of $8.0 million, resulting in gains on sale of $7.6 million, as compared to fiscal 1997, in which the Company sold leases with a book value of $30.2 million to an Intermediate Purchaser in return for cash of $20.6 million and a note with a face value of $13.3 million, resulting in gains on sale of $3.7 million. Payment on the notes is subject to the level of lease delinquencies and realization of residuals on the sold leases. Revenues from equipment leasing were $13.6 million in fiscal 1998, an increase of $6.4 million (89%) from $7.2 million in fiscal 1997. The increase in revenues for year ended September 30, 1998 as compared to the prior year was attributable to (i) an increase in the gain on sales of leases of $3.9 million (105%) resulting from the increased number of leases originated and sold by the Company and (ii) an increase in interest and fee income of $2.4 million (222%) resulting from the increased volume of lease originations.

         Equipment leasing costs and expenses increased $1.4 million (38%) to $5.3 million in the year ended September 30, 1998, as compared to the prior year. The increase was primarily a result of higher operating costs associated with the increase in lease originations.

       During the quarter ended June 30, 1998, the Company began to retain for its own account the residual values of leases sold. Prior to this quarter the Company had sold its residual interests, primarily for promissory notes (aggregating $14.1 million at September 30, 1998) from Intermediate Purchasers. The Company anticipates that it will continue to retain residual interests for its own account; however, there is no established Company policy as to the retention or sale of residuals and, accordingly, the Company may determine to sell residuals in the future. The effect of retaining residuals is to reduce revenues recognized from the sale of leases at the time of sale while increasing revenues anticipated to be derived in the future from the realization of residuals. At September 30, 1998, unrealized residuals were $6.3 million.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

         In fiscal 1997, the Company received 8,344 lease proposals involving equipment with an aggregate cost of $113.4 million, approved 5,054 of such proposals involving equipment with an aggregate cost of $67.2 million, and entered into 3,214 transactions and acquired equipment for lease with a cost of $34.6 million. During fiscal 1997, the Company sold leases with a book value of approximately $30.2 million to Intermediate Purchasers in return for cash of $20.6 million and notes with an aggregate face value of $13.3 million, resulting in gains on sale of $3.7 million. During fiscal 1997, the Company collected $8.5 million in principal payments on the notes.

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

Results of Operations: Energy

Years Ended September 30, 1998 Compared to Year Ended September 30, 1997

         Oil and gas production revenues increased 19% from fiscal 1997 to fiscal 1998. A comparison of the Company's revenues, daily production volumes, and average sales prices follows:


                                                                        Year Ended September 30,
                                                                        -----------------------
                                                                          1998            1997
                                                                          ----            ----
Revenues (in thousands)
Gas(1) .......................................................           $3,944           $3,178
Oil ..........................................................              692              705

Production volumes
Gas (thousands of cubic feet ("mcf")/day)(1)..................            4,069            3,364
Oil (barrels ("bbls")/day)....................................              132               98

Average sales price
Gas (per mcf).................................................           $ 2.66           $ 2.59
Oil (per bbl).................................................           $14.38           $19.68

(1) Excludes sales of residual gas and sales to landowners.

         Natural gas revenues increased $766,000 (24%) in fiscal 1998, compared to the same period of the prior fiscal year, due to a 21% increase in production volumes. Oil revenues decreased $13,000 (2%) for fiscal 1998 as compared to fiscal 1997, due to a 27% decrease in the average sales price of oil in fiscal 1998. The decrease was significantly offset by a 35% increase in production volumes as compared to fiscal 1997. Both gas and oil volumes were favorably impacted by two acquisitions of interests in an aggregate of 431 wells located in Ohio and New York, one in the third quarter of fiscal 1997 and the other in the first quarter of fiscal 1998.

         A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas, for the fiscal years 1998 and 1997 is as follows:

                                                                     Year Ended September 30,
                                                                     ------------------------
                                                                       1998             1997
                                                                       ----             ----
Production Costs
As a percent of sales..........................................         43%              42%
Gas (mcf)......................................................        $1.14            $1.13
Oil (bbl)......................................................        $6.84            $6.80

         Production costs increased $386,000 (24%) to $2.0 million in the year ended September 30, 1998, as compared to the same period in the prior year as a result of the acquisition of the interests in producing properties referred to above and well workovers.

         Amortization of oil and gas property costs as a percentage of oil and gas revenues was 17% in the year ended September 30, 1998 compared to 18% in the year ended September 30, 1997. The variance from period to period was directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.

         The Company anticipates that revenues and expenses from its energy operations will materially increase in 1999 and subsequent years as a result of its acquisition of Atlas.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

       Oil and gas revenues from production sales increased 16% in fiscal 1997 as compared to fiscal 1996.

         A comparison of the Company's revenues, daily production volumes, and average sales prices for the periods indicated is as follows:

                                                      Year Ended September 30,
                                                      -----------------------
                                                         1997          1996
                                                         ----          ----
Revenues (in thousands)
  Gas(1)................................                $ 3,178       $2,722
  Oil....................................                   705          627
Production volumes
  Gas (mcf/day)(1).......................                 3,364        3,184
  Oil (bbls/day).........................                    98           93
Average sales prices
  Gas (per mcf)..........................                $ 2.59       $ 2.34
  Oil (per bbl)..........................                $19.68       $18.53

(1) Excludes sales of residual gas and sales to landowners.

         Natural gas revenues from production sales increased 17% in fiscal 1997 from fiscal 1996 due to a 6% increase in production volumes and an 11% increase in the average price per mcf of natural gas. In fiscal 1996, natural gas revenues decreased 1% from fiscal 1995 as a result of a 3% decrease in production volumes partially offset by a 1% increase in the average price per mcf of natural gas. Oil revenues increased by 12% in fiscal 1997 from fiscal 1996 due to a 6% increase in the average price per barrel and a 5% increase in production volumes. Primarily as a result of these changes, the Company's operating profit from energy production (energy production revenues less energy production and exploration costs) increased to $2.1 million in fiscal 1997 from $1.8 million in fiscal 1996.

         The Company continued to experience normally declining production from its properties located in New York state. This decline was offset by the acquisition of additional well interests in Ohio in June 1997. The Company participated in the drilling of three successful exploratory wells and two successful developmental wells during fiscal 1996. The impact on revenues from these wells was realized in the Company's financial statements commencing with fiscal 1997. In fiscal 1995, the Company participated in the drilling of three successful exploratory wells and recompleted one successful development well. The impact on revenues from these wells was realized in the Company's financial statements commencing with fiscal 1996.

         A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas for the fiscal years 1997 and 1996, is as follows:

                                     Year Ended September 30,
                                     ------------------------
                                       1997            1996
                                       ----            ----
Production Costs
----------------
As a percent of sales.........          42%             42%
Gas (mcf).....................        $1.13           $1.04
Oil (bbl).....................        $6.80           $6.23

         Production costs increased $215,000 (15%) in fiscal 1997 from fiscal 1996 as a result of an increase in the number of wells requiring cleanout and workover operations. These operations are conducted on an as-needed basis and, accordingly, costs incurred by the Company may vary from year to year. Production costs also increased in fiscal 1997 as the result of the acquisition of interests in 288 wells in Ohio.

         Exploration costs increased $26,000 (16%) in fiscal 1997 as compared to fiscal 1996. The fiscal 1997 increase was the result of an increase in delay rentals paid on lease acreage held by the Company. During fiscal 1997, the Company participated in one successful exploratory well and had lease value impairments totaling $6,000. During fiscal 1996 the Company participated in one exploratory dry hole and had lease impairments totaling $50,000.

         Amortization of oil and gas property costs as a percentage of oil and gas revenues was 18% in fiscal 1997, and 23% in fiscal 1996. The variance from year to year was directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties. See Note 2 to the Consolidated Financial Statements.

Results of Operations: Other Revenues, Costs and Expenses

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         Interest and other income increased $3.3 million (319%) to $4.3 million in the year ended September 30, 1998, as compared to the year ended September 30, 1997, as a result of: (i) the substantial increases in the Company's uncommitted cash balances and the temporary investment of such balances during the year; (ii) the reimbursement to the Company, in the third quarter of fiscal 1998, of payroll and administrative costs in the amount of $513,000 for services provided to a partnership in connection with the partnership's investment in an unrelated business (in which the Company's president is the president of the general partner); and (iii) the recognition of dividend income of $801,300 from RAIT in fiscal 1998, following its formation in January 1998.

         General and administrative expenses increased $1.5 million (53%) to $4.4 million in the year ended September 30, 1998, as compared to $2.9 million the year ended September 30, 1997, primarily as a result of the hiring of additional corporate staff and increases in the compensation of senior officers, together with an increase in occupancy costs as the Company leased additional office space to accommodate its increased staff.

         Interest expense increased $12.2 million (231%) to $17.5 million in the year ended September 30, 1998 as compared to $5.3 million in the year ended September 30, 1997 primarily reflecting an increase in borrowings as a result of the July 1997 issuance of the 12% Notes which were utilized to fund the growth of the Company's real estate finance and equipment leasing operations.

         Provision for possible losses increased $1.6 million (239%) to $2.2 million in the year ended September 30, 1998 as compared to $653,000 in the year ended September 30, 1997. The increase was primarily the result of increases in the provisions for possible losses relating to equipment leasing (to $1.4 million) and for possible losses relating to real estate finance (to $791,000). The increased provisions reflect the increases in both lease originations and investments in real estate loans. In establishing the Company's allowance for possible losses in connection with its real estate finance and equipment leasing operations, the Company considers among other things, the historic performance of the Company's loan or lease portfolios, industry standards and experience regarding losses in similar loans or leases and payment history on specific loans and leases, as well as general economic conditions in the United States, in the borrower's or lessee's geographic area and in its specific industry.

         The effective tax rate increased to 33% in the year ended September 30, 1998 from 27% in the year ended September 30, 1997. The fiscal 1998 increase resulted from: (i) an increase in the statutory tax rate due to an increase in the Company's pre-tax earnings; (ii) a decrease in the generation of depletion for tax purposes; (iii) a decrease in low income housing tax credits; (iv) a decrease in tax exempt interest in relationship to pre-tax income; and (v) an increase in state income taxes. The increase in effective tax rate resulted in an increased provision for taxes of $2.5 million for 1998 over the tax that would have been payable had the 1997 tax rate been in effect.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

         General and administrative expense increased by $1.1 million (62%) for fiscal 1997 as compared to fiscal 1996 primarily as a result of costs associated with the Company's residential mortgage loan business, higher legal and professional fees and the payment of incentive and retirement compensation to executive officers.

         Interest expense increased to $5.3 million in fiscal 1997 from $872,000 in fiscal 1996, an increase of $4.4 million (505%), reflecting increased borrowing to fund the growth of the Company's real estate finance and small ticket leasing operations. In July 1997, the Company issued $115.0 million of the 12% Notes and, in December 1996, the Company incurred purchase money financing of $13.4 million to fund the acquisition of a series of mortgage loans on a property located in Philadelphia, Pennsylvania. The purchase money financing was repaid in July 1997. Interest expense decreased $219,000 during fiscal 1996 as a result of a decrease in average debt outstanding during the period due to loan repayments.

         The effective tax rate decreased to 27% in fiscal 1997 from 30% in fiscal 1996. The fiscal 1997 decrease resulted from the purchase of commercial mortgage loans which generate tax exempt interest as well as the investment in several low-income housing partnerships and the low income housing tax credits associated with such investments.

Liquidity and Capital Resources

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         During the past three fiscal years, the Company has derived its capital resources from three main sources: public and private offerings of debt and equity securities, lines of credit and purchase facilities extended by banks and other institutional lenders with respect to equipment leaseing, residential mortgage and energy operations, and sales of senior lien interests in or borrower refinancings of commercial mortgage loans held in the Company's portfolio. The Company has employed its available capital resources primarily in the expansion of its real estate finance and small ticket leasing businesses, and expects that it will continue to do so for the foreseeable future. However, through its acquisition of Atlas, the Company has significantly expanded its oil and gas operations and, as a result, may direct capital resources to oil and gas operations as other opportunities arise or as the Company's oil and gas business develops.

         The Company believes that its future growth and earnings will be materially dependent upon its ability to continue to generate capital resources from prior sources or to identify new sources. As a result of recent events in the capital markets (including significant drops in the price of equity securities generally and the Common Stock in particular, as well as a loss of liquidity in credit markets), the Company anticipates that generating additional capital resources on terms similar to those available to it during the last three fiscal years may be restricted. Accordingly, the Company's ability to generate continued growth in its real estate finance and equipment leasing operations may be restricted, which could adversely affect the Company's earnings potential.

         Sources and (uses) of cash for the years ended September 30, 1998 and 1997 were as follows:

                                                    Year Ended September 30,
                                                    -----------------------
                                                      1998            1997
                                                      ----            ----
                                                         (in thousands)

 (Used in) provided by operations................  $(8,343)          $7,023
 (Used in) investing activities..................  (94,363)         (66,071)
 Provided by financing activities................  111,507          124,173
                                                   -------         --------
                                                   $ 8,801         $ 65,125
                                                   =======         ========

         The Company had $78.1 million in cash and cash equivalents on hand at September 30, 1998, as compared to $69.3 million at September 30, 1997. The Company's ratio of current assets to current liabilities was 1.73 to 1.0 at September 30, 1998 and 6.7 to 1.0 at September 30, 1997. Working capital at September 30, 1998 was $38.2 million as compared to $61.4 million at September 30, 1997. The Company's ratio of earnings to fixed charges was 3.3 to 1.0 in the year ended September 30, 1998 as compared to 3.9 to 1.0 in the year ended September 30, 1997.

         Cash provided by operating activities in fiscal 1998 decreased $15.4 million as compared to fiscal 1997, primarily as a result of the following: increases in net income and other non-cash adjustments of $16.7 million and $3.4 million, respectively; increases in gains on asset dispositions, accretion of discount and collection of interest income of $30.7 million, $2.4 million and $2.3 million respectively; increases in operating assets of $698,000; and decreases in operating liabilities of $4.0 million.

         The Company's cash used in investing activities increased $28.3 million in the year ended September 30, 1998 as compared to the year ended September 30, 1997. This increase resulted primarily from an increase in the amount of cash used to fund increased real estate finance and small ticket leasing activities. In commercial mortgage loan acquisition and resolution, the Company invested $337.1 million and $71.7 million in the acquisition or origination of 12 loans and 18 loans in the years ended September 30, 1998 and 1997, respectively. In addition, the Company advanced funds on existing commercial loans of $6.2 million and $1.9 million in the same respective periods. Cash proceeds received upon refinancings or sales of senior lien interests and loans amounted to $274.4 million and $16.5 million in the years ended September 30, 1998 and 1997, respectively. These proceeds reflect the sale of loans and senior lien interests in or refinancing of 30 and nine loans, respectively. In small ticket leasing, the Company invested $92.6 million and $34.6 million in the origination of 8,793 and 3,177 leases in the years ended September 30, 1998 and 1997, respectively. Cash proceeds received upon sales of leases amounted to $78.1 million and $20.6 million in the years ended September 30, 1998 and 1997, respectively. The Company invested $77.5 million in 1,808 residential mortgage loans during the year ended September 30, 1998, and, during that period, received cash proceeds from the sale of loans of $67.7 million.

         The Company's cash flow provided by financing activities decreased $12.7 million during the year ended September 30, 1998 as compared to the year ended September 30, 1997 since, during fiscal 1997, the Company completed both an equity and a debt offering, while in fiscal 1998 the Company completed an equity offering only.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

         The Company raised net proceeds of $19.5 million from a Common Stock offering and $110.6 million from an offering of the 12% Notes during fiscal 1997. These activities, coupled with the Company's increased profitability, resulted in the Company having $69.3 million in cash and cash equivalents on hand at September 30, 1997, as compared to $4.2 million at September 30, 1996. The Company's ratio of current assets to current liabilities was 6.7 to 1.0 at September 30, 1997 and 3.7 to 1.0 at September 30, 1996. The Company's ratio of earnings to fixed charges was 3.8 to 1.0 at September 30, 1997 and 9.4 to 1.0 at September 30, 1996. Working capital at September 30, 1997 was $61.4 million as compared to $4.4 million at September 30, 1996, as the Company had not fully deployed the proceeds from the 12% Notes offering.

         Cash provided by operating activities increased $342,000, or 5%, during fiscal 1997, as compared to fiscal 1996. The fiscal 1997 increase was primarily the result of an increase in operating income in the commercial mortgage loan acquisition and resolution and equipment leasing businesses.

         The Company's cash used in investing activities increased $61.3 million in fiscal 1997 as compared to fiscal 1996. The increase resulted primarily from increases in the amount of cash used to fund commercial mortgage loan acquisition and resolution activities. The Company invested $71.7 million and $15.1 million in the acquisition of 18 and nine loans in fiscal years 1997 and 1996, respectively. In addition, the Company advanced funds on existing loans of $1.9 million and $2.6 million in fiscal years 1997 and 1996, respectively.

         Proceeds received from the sale of senior lien interests or borrower refinancings amounted to $16.5 million and $18.0 million in fiscal years 1997 and 1996, respectively. Cash used for capital expenditures increased $694,000, or 63%, during fiscal year 1997 over fiscal 1996. The 1997 increase includes $507,000 in capital expenditures relating to the Company's residential mortgage loan business. During fiscal 1997, the Company invested $1.2 million in 288 wells, operating rights and pipelines located in Ohio. The cost of equipment acquired for lease was $34.6 million in fiscal 1997 as compared to $731,000 in fiscal 1996, an increase of $33.9 million, as a result of the full year's activity for the small ticket leasing business in fiscal 1997 as compared to two months' activity in fiscal 1996.

         The Company's cash flow provided by financing activities increased $124.4 million during fiscal 1997, as compared to fiscal 1996 as a result of the additional borrowings discussed above.

Dividends

         In the years ended September 30, 1998, 1997 and 1996, $2.3 million, $1.4 million and $757,000 were paid in dividends, respectively. The Company has paid regular dividends since August 1995. In June 1998, the Company effected a three-for-one stock split in the form of a 200% stock dividend.

         The determination of the amount of future cash dividends, if any, to be declared and paid is in the sole discretion of the Company's Board of Directors and will depend on the various factors affecting the Company's financial condition and other matters the Board of Directors deems relevant, including restrictions which may be imposed pursuant to the indenture under which the 12% Notes were issued.

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

Computer Systems and Year 2000 Issue

         The "Year 2000 issue" is the result of computer programs being written using two digits, rather than four digits, to identify the year in a date field. Any computer programs using such a system, and which have date sensitive software, will not be able to distinguish between the year 2000 and the year 1900. This could result in miscalculations or an inability to process transactions, send invoices or engage in similar normal business activities, which could cause a disruption of business operations. As is the case with most other businesses, the Company is in the process of evaluating and addressing Year 2000 compliance of both its information technology and non-information technology systems (collectively, the "Systems").

       Based upon a recent assessment by the Company, the Company has in place Year 2000 capable Systems for its commercial mortgage loan, equipment leasing and residential mortgage loan operations. The Company believes that the Systems for its energy operations (excluding those of Atlas) have completed approximately 85% of the necessary remediation processes and that remediation (including testing) will be completed by March 1999. The Company believes that its embedded systems (such as natural gas monitoring systems and telephones) are Year 2000 compliant or, if not, are either not date dependent or would not materially affect the Company's operations. With respect to Atlas' Systems, the Company's post-acquisition assessment has indicated that Atlas is currently in the stage of implementing required remediation, which will include the purchase of a new central processing system. The Company believes that the necessary system is readily available in the retail market. The Company is also considering, however, merging Atlas' systems with the Company's energy systems thereby largely eliminating remediation requirements. The Company anticipates that, whichever alternative is selected, Atlas' systems will be Year 2000 compliant by September 30, 1999.

          As of September 30, 1998, the Company's costs in remediation of its Systems has not been material. The Company anticipates that its remaining remediation costs (including costs relating to Atlas' systems) will not exceed $100,000.

          The Company has initiated communications with all of its significant business partners through a Vendor Readiness Survey to determine their Year 2000 compliance. Responses are evaluated as they are received to determine if additional action is required to ensure compliance of the business partner. As of September 30, 1998, all of the Company's principal business partners have advised the Company that they are Year 2000 compliant or have initiated programs that will render them Year 2000 compliant in a timely fashion.

         As a result of its internal assessment and survey of its business partners, the Company currently does not believe that Year 2000 matters will have a material impact on its business, financial condition or results of operations. To the extent that any of its business partners are materially affected by Year 2000 problems, the Company intends to seek alternative firms providing the same services that are Year 2000 compliant. In view of the responses from its current business partners, the Company will identify alternative firms on an as-needed basis. There can be no assurance, however, that the Company would be able to make appropriate arrangements should the need arise and, accordingly, it is uncertain whether or to what extent the Company may be affected if problems with its business partners arise.

         The Company is aware of the potential for claims against it and other companies for damages for products and services that were not Year 2000 compliant. Since the Company is neither a hardware manufacturer nor a software developer, the Company believes that it does not have significant exposure to liability for such claims.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table sets forth certain information regarding 40 of the 41 loans held in the Company's portfolio as of September 30, 1998. The presentation, for each category of information, aggregates the loans by their maturity dates for maturities occurring in each of the fiscal years 1999 through 2003 and separately aggregates the information for all maturities arising after the 2003 fiscal year. The Company does not believe that these loans are sensitive to changes in interest rates since (i) the loans are subject to forbearance or other agreements that require all of the operating cash flow from the properties underlying the loans, after debt service on senior lien interests, to be paid to the Company and thus are not currently being paid based on the stated interest rates of the loans; (ii) all senior lien interests are at fixed rates and are thus not subject to interest rate fluctuation that would affect payments to the Company; and (iii) each loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flow were to exceed the interest rate, as originally underwritten.

                                          Portfolio Loans, Aggregated by Maturity Dates,(1)
                                                   For the Year Ending September 30,
                     --------------------------------------------------------------------------------------------
                          1999           2000          2001            2002           2003         Thereafter
                          ----           ----          ----            ----           ----         ----------
Outstanding loan
 receivable
 balances (to the
 Company's interest)    $12,576,991    $7,439,789    $17,902,472     $80,749,326    $82,004,963     $ 91,061,549
Carried cost of
 loans (fixed rate)      $6,888,741    $4,778,314      4,541,195     $38,165,719    $33,098,200      $59,146,355
Average stated
 interest rate
 (fixed rate)                12.00%        11.28%          9.53%           8.58%          9.13%           12.80%
Carried cost of
 loans (variable
 rate)                     $981,399      $748,554       $338,112      $1,299,182       $735,102       $3,753,934
Average stated
 interest rate
 (variable rate)              7.21%        12.00%          7.61%          12.65%          9.00%            7.93%
Average interest
 payment rate                   (2)           (2)            (2)             (2)            (2)              (2)
Principal balance
 of related senior
 lien interests(3)       $9,661,135    $3,860,797     $9,596,217     $23,326,710    $63,310,030     $146,452,834
Average interest
 rate of senior
 lien interests
 (fixed rate)                 8.44%         9.53%          9.41%           9.75%          8.67%            7.59%

(1) Maturity dates of related Forbearance Agreement or Company's interest in the loan.
(2) Pay rates are equal to the net cash flow from the underlying properties after payments on senior lien interests. See "Business - Commercial Mortgage Loan Acquisition and Resolution; Loan Status."
(3) Maturity dates for senior lien interests are as follows:

 Maturity Date of            Maturity Dates of
 Company's Loans           Senior Lien Interests        Outstanding Balance
(Fiscal Year Ended          (Fiscal Year Ended        of Senior Lien Interests
  September 30)                September 30)           at September 30, 1998
  ------------                 -------------           ---------------------
       1999                        2002                   $   875,000
                                   2003                     2,237,980
                                   2010                     6,548,155

       2000                        2000                       685,000
                                   2002                     2,096,000
                                   2005                     1,079,797

       2001                        2000                     2,000,000
                                   2001                     5,209,000
                                   2007                     2,387,217

       2002                        2003                    22,145,435
                                   2005                     1,181,275

       2003                        2003                    25,564,065
                                   2004                     1,000,000
                                   2006                     2,212,903
                                   2008                    34,960,269
                                   2021                     2,570,000

    Thereafter                     2001                     2,010,000
                                   2003                     5,393,792
                                   2004                     1,800,000
                                   2008                   127,786,532
                                   2010                     5,962,202
                                   2011                     1,412,631
                                   2014                     2,087,597

   The following table sets forth information concerning one of the 41 loans held in the Company's portfolio that the Company believes may be deemed to be interest rate sensitive. The loan matures October 1, 2003.

Outstanding receivable balance (to the
Company's interest)                        $38,856,915

Carried cost of loan                       $35,081,713

Stated interest rate                       Federal funds rate plus
                                           87.5 basis points plus 200
                                           basis points default
                                           interest

Interest payment rate                      Net cash flow from property
                                           underlying loan

Principal balance of related senior
lien interest                              $60,000,000

Stated interest rate (senior lien          LIBOR plus 250 basis
interest)                                  points; 8.875% maximum
                                           rate

Current interest payment rate (senior
lien interest)                             7.88%

Maturity date (senior lien interest)       10/01/01

         The following table sets forth certain information regarding the Company's interest-bearing assets and debt as of September 30, 1998. For further information regarding the Company's 12% Notes and credit facilities, see Item 1 "Business-Sources of Funds."

                                                                Maturity Date
                                                      For the Year Ending September 30,
                            --------------------------------------------------------------------------------------------
                               1999             2000             2001           2002           2003          Thereafter
                               ----             ----             ----           ----           ----          ----------
INTEREST-BEARING
ASSETS

Fixed rate                      --               --              --             --          $2,088,373        $13,499,007

Average interest
rate                            --               --              --             --                9.00%              8.84%

Variable rate                   --               --              --             --            $155,283         $5,734,717

Average interest
rate                            --               --              --             --               13.53%             13.53%

DEBT

Fixed rate                    $115,318         $126,884        $139,611       $153,618        $159,700       $105,995,087

Average interest
rate                             9.30%             9.30%           9.30%          9.30%           9.28%             11.96%

Variable rate               $7,149,107       $1,690,942      $1,695,751     $1,679,668     $21,593,109               --

Average interest
rate                              8.65%            9.24%           9.24%          9.24%           8.56%              --


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

         We have audited the accompanying consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

         We have also audited Schedule IV as of September 30, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP


Cleveland, Ohio
December 7, 1998, except for the last paragraph of Note 11 for which the date is December 15, 1998

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

                                                                               1998            1997
                                                                               ----            ----
                                                                                   (in thousands)
ASSETS
Current Assets
   Cash and cash equivalents                                               $  78,080        $  69,279
   Accounts and notes receivable                                               9,461            2,414
   Prepaid expenses and other current assets                                   3,109              576
                                                                          ----------      -----------
                  Total Current Assets                                        90,650           72,269

Investments in Real Estate Loans (less allowance for
     possible losses of $1,191 and $400)                                     202,050           88,816

Investments in Leases and Notes Receivable (less allowance for
     possible losses of  $1,602 and $248)                                     24,977            8,152

Investment in Resource Asset Investment Trust                                 11,912              -

Property and Equipment
   Oil and gas properties and equipment                                       44,516           24,939
      (successful efforts)
   Gas gathering and  transmission facilities                                  6,751            1,606
   Other                                                                       9,133            2,874
                                                                         -----------       ----------
                                                                              60,400           29,419
   Less - accumulated depreciation, depletion
      and amortization                                                       (16,915)         (15,793)
                                                                         -----------      -----------
                  Net Property and Equipment                                  43,485           13,626

Other Assets
   (less accumulated amortization of $3,112 and $1,014)                       53,373           12,256
                                                                          ----------       ----------

                                                                            $426,447         $195,119
                                                                          ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Borrowings under credit facilities                                     $    5,166         $    -
   Account payable - trade                                                    12,864            1,339
   Accrued liabilities                                                        18,648            1,967
   Accrued interest                                                            2,226            2,734
   Estimated income taxes                                                      6,242            4,093
   Current portion of long-term debt                                           7,264              708
                                                                          ----------       ----------
                  Total Current Liabilities                                   52,410           10,841

Long-Term Debt                                                               133,016          118,786
Deferred Income Taxes                                                          1,764              -
Other Long-Term Liabilities                                                    2,779              663
Commitments and Contingencies                                                    -                -

Stockholders' Equity
   Preferred stock, $1.00 par value:  1,000,000 authorized shares                -                -
   Common stock, $.01 par value: 49,000,000 authorized shares                    230               54
   Net unrealized loss on investment                                             (43)             -
   Additional paid-in capital                                                208,588           56,787
   Less treasury stock, at cost                                              (17,890)         (13,664)
   Less loan receivable for Employee Stock Option Plan ("ESOP")               (1,591)            (353)
   Retained earnings                                                          47,184           22,005
                                                                          ----------       ----------

                  Total Stockholders' Equity                                 236,478           64,829
                                                                          ----------       ----------

                                                                            $426,447         $195,119
                                                                          ==========       ==========


           See accompanying notes to Consolidated Financial Statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                      1998            1997              1996
                                                                      ----            ----              ----
                                                                      (in thousands, except per share data)
REVENUES
Real Estate Finance........................................          $62,856          $19,144          $ 7,171
Equipment Leasing..........................................           13,561            7,162            4,466
Energy:  Production........................................            4,682            3,936            3,421
         Services..........................................            2,052            1,672            1,736
Interest and Other.........................................            4,316            1,031              204
                                                                    --------        ---------        ---------
                                                                      87,467           32,945           16,998

COSTS AND EXPENSES
Real Estate Finance........................................           11,112            1,069              852
Equipment Leasing..........................................            5,263            3,822            2,339
Energy:  Exploration and Production........................            2,525            1,823            1,582
         Services..........................................            1,136              909              869
General and Administrative.................................            4,373            2,851            1,756
Depreciation, Depletion and Amortization...................            2,641            1,614            1,368
Interest ..................................................           17,464            5,273              872
Provision for Possible Losses..............................            2,213              653                7
                                                                     -------         --------        ---------
                                                                      46,727           18,014            9,645
                                                                      ------         --------        ---------
Income Before Income Taxes and Extraordinary Item..........           40,740           14,931            7,353

Provision for Income Taxes.................................           13,368            3,980            2,206
                                                                     -------         --------        ---------
Income Before Extraordinary Item...........................           27,372           10,951            5,147
Extraordinary Item - gain on early
   extinguishment of debt, net of taxes of $112............              239               -                 -
                                                                     -------         --------        ---------

NET INCOME.................................................          $27,611          $10,951          $ 5,147
                                                                     =======         ========          =======

Net Income Per Common Share - Basic; Before
  Extraordinary Item.......................................          $  1.64          $  1.05          $   .91
Extraordinary Item.........................................              .01               -                -
                                                                     -------         --------          -------

Net Income Per Common Share - Basic........................          $  1.65          $  1.05          $   .91
                                                                     =======         ========          =======

Weighted Average Common Shares Outstanding.................           16,703           10,434            5,670
                                                                     =======         ========          =======

Net Income Per Common Share - Diluted Before
  Extraordinary item.......................................          $  1.59          $   .84          $   .62
Extraordinary Item.........................................              .01               -                -
                                                                     -------         --------          -------

Net Income Per Common Share - Diluted......................          $  1.60          $   .84          $   .62
                                                                     =======         ========          =======

Weighted Average Common Shares.............................           17,268           13,074            8,271
                                                                     =======         ========          =======


           See accompanying notes to Consolidated Financial Statements

                             RESOURCE AMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                        (in thousands, except share data)


                                  Common Stock                                  Additional      Treasury Stock         ESOP
                                  ---------------    Net Unrealized Loss         Paid-In       ------------------      Loan
                                  Shares   Amount       on Investment            Capital      Shares      Amount    Receivable
                                  ------   ------   ----------------------      ----------    ------      ------    ----------
Balance, September 30, 1995       817,912    $8               -                   $19,214     (152,700)   $(2,721)     $(482)
Treasury shares issued                                                                (24)       1,889         39
6% stock dividends                 82,688     1                                     2,453
5-for-2 stock split effected
 in the form of a 150%
 stock dividend                 1,136,609    11
Issuance of common stock           10,000                                              77
Treasury shares acquired                                                                        (1,637)       (17)
Cash dividends
 ($.13 per share)
Warrants issued                                                                        41
Repayment of ESOP loan                                                                                                    65
Net income
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996     2,047,209   $20               -                   $21,761     (152,448)   $(2,699)     $(417)
Treasury shares issued                                                                (34)      23,023        483
Issuance of common stock        3,363,436    34                                    35,060
Treasury shares acquired                                                                      (579,623)   (11,448)
Cash dividends
 ($.13 per share)
Repayment of ESOP loan                                                                                                    64
Net income
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997     5,410,645   $54               -                   $56,787     (709,048)  $(13,664)     $(353)
Treasury shares issued                                                                129        9,897        209
Issuance of common stock        4,105,541    41                                   151,267
Treasury shares acquired                                                                      (410,000)    (4,435)
Net Unrealized loss on investment                            (43)
3-for-1 stock split effected
 in the form of a 200%
 stock dividend                13,452,922   135
Loan to ESOP                                                                                                          (1,302)
Tax benefit of stock option
 plan                                                                                 405
Cash dividends
 ($.13 per share)
Repayment of ESOP loan                                                                                                    64
Net income
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998    22,969,108  $230             $(43)                $208,588   (1,109,151)  $(17,890)   $(1,591)
                               ==========  ====             =====                ========   ===========  =========   ========

[RESTUBBED FROM TABLE ABOVE]



                                                    Total
                                     Retained     Stockholders'
                                     Earnings       Equity
                                     --------     -------------
Balance, September 30, 1995          $10,532        $26,551
Treasury shares issued                                   15
6% stock dividends                    (2,453)             1
5-for-2 stock split effected
 in the form of a 150%
 stock dividend                          (11)            -
Issuance of common stock                                 77
Treasury shares acquired                                (17)
Cash dividends
 ($.13 per share)                       (757)          (757)
Warrants issued                                          41
Repayment of ESOP loan                                   65
Net income                             5,147          5,147
--------------------------------------------------------------
Balance, September 30, 1996          $12,458        $31,123
Treasury shares issued                                  449
Issuance of common stock                             35,094
Treasury shares acquired                            (11,448)
Cash dividends
 ($.13 per share)                     (1,404)        (1,404)
Repayment of ESOP loan                                   64
Net income                            10,951         10,951
--------------------------------------------------------------
Balance, September 30, 1997          $22,005        $64,829
Treasury shares issued                                  338
Issuance of common stock                            151,308
Treasury shares acquired                             (4,435)
Net Unrealized loss on investment                       (43)
3-for-1 stock split effected
 in the form of a 200%
 stock dividend                         (135)            -
Loan to ESOP                                         (1,302)
Tax benefit of stock option
 plan                                                   405
Cash dividends
 ($.13 per share)                     (2,297)        (2,297)
Repayment of ESOP loan                                   64
Net income                            27,611         27,611
--------------------------------------------------------------
Balance, September 30, 1998          $47,184        $236,478
                                     =======        ========



          See accompanying notes to Consolidated Financial Statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                              1998                 1997                 1996
                                                              ----                 ----                 ----
                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................       $ 27,611             $ 10,951              $ 5,147
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization.....................          2,641                1,614                1,368
   Amortization of discount on senior note and
     deferred finance costs..........................          1,045                  657                   75
   Provision for losses..............................          2,213                  653                    7
   Deferred income taxes.............................         (1,736)              (2,206)               1,059
   Accretion of discount.............................         (6,520)              (4,124)                (954)
   Collection of interest............................          5,229                2,932                3,722
   Extraordinary gain on debt extinguishment.........           (239)                  -                    -
   Gain on asset dispositions .......................        (42,082)             (11,375)              (3,650)
   Property impairments and abandonments.............            260                   38                   71
Change in operating assets and liabilities:
   Increase in accounts receivable...................           (118)                (935)                (175)
   Increase in prepaid expenses
     and other current assets........................         (1,618)                (103)                (310)
   Increase (decrease) in accounts payable..........           1,740                  754                 (137)
   Increase in accrued income taxes.................           2,311                3,716                  377
   Increase in other liabilities.....................            920                4,451                   81
                                                           ---------             --------             --------
Net cash (used in) provided by operating activities..         (8,343)               7,023                6,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired (paid) in business acquisitions....          9,061               (1,226)                  -
Cost of equipment acquired for lease.................        (92,648)             (34,567)                (731)
Capital expenditures.................................         (4,127)              (1,791)              (1,097)
Principal payments on notes receivable...............         84,782                9,031                9,377
Proceeds from sale of assets.........................        335,963               34,264                5,478
Increase in other assets.............................        (12,196)              (3,319)                (152)
Investments in real estate loans.....................       (420,920)             (69,857)             (17,650)
Increase in other long-term liabilities..............          2,026                   -                    -
Payments received (revenue recognized) in excess of
  revenue recognized (cash received) on leases.......          3,696                1,394                   (7)
                                                           ---------             --------            ----------
Net cash used in investing activities................        (94,363)             (66,071)              (4,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings.................................         60,000              129,320                  536
Short term borrowings................................         82,652                  -                     -
Dividends paid.......................................         (2,297)              (1,404)                (756)
Principal payments on long-term borrowings...........        (70,317)             (22,148)                 (27)
Principal payment on short-term borrowings...........        (72,487)                 -                     -
Purchase of treasury stock...........................         (4,435)                 -                    (17)
Increase in other assets.............................         (1,220)              (5,376)                 (31)
Proceeds from issuance of stock......................        119,611               23,781                   93
                                                            --------            ---------            ---------
Net cash provided by (used in) financing activities..        111,507              124,173                 (202)
                                                            --------             --------              -------
Increase in cash and cash equivalents................          8,801               65,125                1,697
Cash and cash equivalents at beginning of year.......         69,279                4,154                2,457
                                                            --------             --------             --------
Cash and cash equivalents at end of year.............        $78,080             $ 69,279              $ 4,154
                                                             =======             ========              =======

           See accompanying notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF OPERATIONS

         Resource America, Inc. (the "Company") is engaged in three lines of business: (1) real estate finance, including the acquisition of commercial real estate loans and, beginning in the fiscal year ended September 30, 1998, the origination, acquisition and sale of residential loans; (2) commercial equipment leasing, and (3) energy operations, including natural oil and gas production. Based on net assets and net income, real estate finance currently is the dominant business line.

         The markets for the Company's business lines are as follows: in real estate finance, the Company obtains its commercial mortgage loans on properties located throughout the United States from various financial institutions and other organizations, while its residential mortgage loans are originated through outbound telemarketing and several wholesale channels to potential borrowers throughout the United States; in commercial equipment leasing, the Company markets its equipment leasing products nationwide through equipment manufacturers, distributors and other vendors; and in energy, gas is sold to a number of customers such as gas brokers and local utilities and oil is sold at the well site to regional oil refining companies in the Appalachian basin.

         The Company's ability to acquire commercial mortgage loans, originate residential mortgage loans and to fund equipment lease transactions will be dependent on the continued availability of funds. The availability of third-party financing for each of these businesses will be dependent upon a number of factors over which the Company has limited or no control, including conditions in the capital markets (both generally and as they pertain to the Company), the size and liquidity of the market for the types of real estate loans or equipment leases in the Company's portfolio and the respective financial performance of the Company's loans and equipment leases.

         The Company's growth will also depend on its continued ability to generate attractive opportunities for acquiring commercial mortgage loans and to originate equipment leases. The availability of loans for acquisition on terms acceptable to the Company will be dependent upon a number of factors over which the Company has no control, including economic conditions, interest rates, the market for and value of properties securing loans which the Company may seek to acquire, and the willingness of financial institutions to dispose of troubled or under-performing loans in their portfolios.

         Mortgage loans and equipment leases are subject to the risk of default in payment by borrowers and lessees. Mortgage loans are further subject to the risk that declines in real estate values could result in the Company being unable to realize the property values projected.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its pro rata share of the assets, liabilities, income, and expenses of the partnerships in which the Company has an interest. All material intercompany transactions have been eliminated. All per share amounts and references to numbers of shares give effect to a three-for-one stock split (effected in the form of a 200% stock dividend) in June 1998.

Use of Estimates

         Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Stock-Based Compensation

         The Company recognizes compensation expense with respect to stock option grants to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25; stock-based compensation with respect to non-employees is recognized under the fair value method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation."

Equity Securities

         The Company has classified its investment in Resource Asset Investment Trust ("RAIT"), a real estate investment trust sponsored by the Company, as available-for-sale. As such, it is carried at market value and the unrealized gain or loss is reported net of tax as a separate component of stockholders' equity.
                                       72

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Standards

         In fiscal 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income in the basic financial statements. Comprehensive income will adjust net income for changes in equity during the period from transactions and other events and circumstances from nonowner sources. The Company is required to adopt the provisions of SFAS No. 130 for the fiscal year ending September 30, 1999, beginning with the quarter ending December 31, 1998, and to restate any prior period financial statements included for comparative purposes to reflect the application of SFAS No. 130. As the adoption of this pronouncement will only modify disclosures, there will be no effect on the Company's consolidated financial position, results of operations or cash flows.

         In fiscal 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 revises the manner in which an entity determines the operating segments it must report and also requires the disclosure of additional segment information. The Company is required to adopt the provisions of SFAS No. 131 for the fiscal year ending September 30, 1999, and to restate any prior period financial statements included for comparative purposes to reflect the application of SFAS No. 131. As the adoption of this pronouncement will only modify disclosures, there will be no effect on the Company's consolidated financial position, results of operations or cash flows.

         In fiscal 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on the recognition of revenue for the licensing, selling, leasing and marketing of computer software to customers. The Company is required to adopt the provisions of SOP 97-2 for the fiscal year ending September 30, 1999. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         In fiscal 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain costs incurred in the development of software used by a company for its own internal operations. The Company is required to adopt the provisions of SOP 98-1 for the fiscal year ending September 30, 1999. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         In fiscal 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging". SFAS No. 133 provides accounting and reporting standards for derivative instruments. This standard will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is required to adopt the provisions of SFAS No. 133 during the first quarter of fiscal 1999. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In fiscal 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The Company is required to adopt the provisions of SOP 98-5 during the first quarter of fiscal 2000. Management believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

         Unproved properties are assessed periodically to determine whether there has been a decline in value and, if such decline is indicated, a loss is recognized. The Company compares the carrying value of its oil and gas producing properties to the estimated future cash flow, net of applicable income taxes, from such properties in order to determine whether their carrying values should be reduced. No adjustment was necessary during any of the fiscal years in the three year period ended September 30, 1998.

         On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Company evaluates the estimated salvage value of equipment recoverable upon abandonment. At both September 30, 1998 and 1997 the Company's evaluation of equipment salvage values was greater than or equal to the estimated costs of future dismantlement, restoration, reclamation, and abandonment.

Depreciation, Depletion and Amortization

         Proved developed oil and gas properties, which include intangible drilling and development costs, tangible well equipment, and leasehold costs, are amortized on the unit-of-production method using the ratio of current production to the estimated aggregate proved developed oil and gas reserves.

         Depreciation of property and equipment, other than oil and gas properties, is computed using the straight-line method over the estimated economic lives, which range from three to 39 years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

    Included in other assets are intangible assets that consist primarily of contracts acquired through acquisitions recorded at fair value on their acquisition dates, the excess of the acquisition cost over the fair value of the net assets of a business acquired (goodwill) and deferred financing costs. The contracts acquired are being amortized on a declining balance method, except for syndication network which is being amortized on a straight-line basis, over their respective estimated lives, ranging from five to 30 years, goodwill is being amortized on a straight-line basis over periods ranging from 15 to 30 years, deferred financing costs are being amortized over the terms of the related loans (two to seven years) and other costs are being amortized over varying periods of up to five years.

    Other assets at September 30, 1998 and 1997 were:
                                                               1998       1997
                                                               ----       ----
                                                                (in thousands)

      Contracts acquired (including syndication network)....  $14,943   $ 1,636
      Goodwill..............................................   29,335       709
      Deferred financing costs..............................    4,312     5,240
      Investment in real estate partnerships................    1,781     1,827
      Restricted cash.......................................      950     1,052
      Other ................................................    2,052     1,792
                                                             --------   -------
           Total............................................  $53,373   $12,256
                                                             ========   =======

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash. The Company places its temporary excess cash investments in high quality short-term money market instruments, principally at Jefferson Bank (see Note 3), and other high quality financial institutions. The amounts of these instruments are in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. At September 30, 1998, the Company had $53.8 million in deposits at Jefferson Bank, of which $52.3 million is over the FDIC insurance limit. In addition, the Company had deposits of $10.1 million and $9.7 million at two unaffiliated banks, of which $10.0 million and $9.6 million are over the FDIC insurance limit, respectively. No losses have been experienced on such investments.

Revenue Recognition

Real Estate Finance

         The difference between the Company's cost basis in a commercial mortgage loan and the sum of projected cash flows therefrom is accreted into interest income over the estimated life of the loan using a method which approximates the level interest method. Projected cash flows, which include amounts realizable from the underlying properties, are reviewed on a regular basis, as are property appraisals. Changes to projected cash flows reduce or increase the amounts accreted into interest income over the remaining life of the loan.

         Gains on the sale of a senior lien interest in a commercial mortgage loan are recognized based on an allocation of the Company's cost basis between the portion of the loan sold or refinanced and the portion retained based upon the fair value of those respective portions on the date of sale or refinance. Any gain recognized on a sale of a senior lien interest or a refinancing is credited to income at the time of such sale or refinancing.

         Loan origination fees and certain direct loan origination costs for residential mortgage loans held for sale are deferred until the related loan is sold.

         Gain on the sale of residential mortgage loans is recorded at the trade date in the amount by which the sales price exceeds the carrying value of the underlying mortgage loan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment Leasing

         Direct Financing Leases. The Company's lease transactions are classified as direct financing leases (as distinguished from sales-type or operating leases). These leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain and it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the customer by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at inception of the lease. The Company's net investment in direct financing leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned income. Unearned lease income, which is recognized as revenue over the term of the lease by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct financing leases and amortized over the lease term as a reduction in the yield.

         Residual Values. Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or disposition of the leased equipment. The estimates are based upon available industry data and senior management's prior experience with respect to comparable equipment. The estimated residual values are recorded as investment in direct financing leases, on a net present value basis. Current estimates of residual values will vary from the original recorded estimates. Residual values are reviewed periodically to determine if the equipment's fair market value is below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market value. Generally accepted accounting principles do not permit upward adjustments to residual values.

         Sales of Leases. The Company sells a large percentage of the leases it originates through indirect securitization transactions and other structured finance techniques. In a securitization transaction, the Company sells and transfers a pool of leases to a bankruptcy remote separate entity (an "Intermediate Purchaser"). Typically, the Intermediate Purchaser will have no material assets apart from the leases sold to it. The Intermediate Purchaser in turn simultaneously sells and transfers its interest in the leases (excluding the residual values) to a financial institution in return for cash equal to a percentage of the aggregate present value of the finance lease receivables being sold. The consideration received by the Company for each pool of leases and residuals sold consists of the cash received by the Intermediate Purchaser from the financial institution plus an interest bearing note from the Intermediate Purchaser.

         Through March 1998, the Company's lease sales included residual values. In April 1998, the Company commenced retaining for its own account the residual interest in leases sold by it and anticipates that it will derive a significant portion of its leasing profits (if any) from residuals. Currently, repayment of notes received by the Company from Intermediate Purchasers in earlier sales

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depends, to a significant extent, on realization of residuals. The Company anticipates that residuals will principally involve the original end-users; however, equipment not sold or re-leased to end-users will be disposed of in the secondary market. While residual realization is generally higher with original end-users than in the secondary market, the secondary market (essentially, networks of distributors and dealers in various equipment categories) is well developed in the product categories the Company currently pursues and transactions in these product categories have historically resulted in residual recoveries, on average, equal to the book value of the equipment. Equipment reacquired by the Company prior to lease termination (through lease default or otherwise) will be sold in the secondary market.

         Gains on the sales of equipment leases are recorded at the date of sale in the amount by which the sales price exceeds the book value of the underlying leases. Subsequent to a sale, the Company has no remaining interest in the pool of the leases or equipment except for (i) residuals retained on post-March 1998 sales, (ii) security interests retained in the lease pool sold when a note is received as part of the sale proceeds and (iii) under certain circumstances, the obligation to replace, non-performing leases in the pool.

         The Company maintains an allowance for possible losses in connection with payments due under leases held in the Company's portfolio, its retained interest in leases securitized or sold and its replacement obligation for non-performing leases sold. The allowance is determined by management's estimate of future uncollectible lease contracts, based on factors including the Company's historical loss experience, an analysis of delinquencies, economic conditions and trends, industry statistics and lease portfolio (including leases under the Company's management) characteristics. The Company's policy is to charge off to the allowance those leases which are delinquent and for which management has determined the probability of collection to be remote. Recoveries on leases previously charged off are restored to the allowance.

         Leasing revenues also consist of management fees, brokerage fees and a share of net income from partnerships in which a subsidiary of the Company serves as general partner. Management fees are earned for management services provided to the partnerships. Such fees are recognized as earned (see Limited Partnerships).

Energy Operations

         Working interest, royalties and override revenues are recognized as production and delivery take place. Well service income is recognized as revenue as services are performed.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Statements

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

Supplemental disclosure of cash flow information:

                                                                                              Year Ended September 30,
                                                                                     --------------------------------------
                                                                                       1998           1997             1996
                                                                                       ----           ----             ----
                                                                                               (in thousands)

         Cash paid during the year for:
           Interest...............................................................   $17,677        $ 2,727            $797
           Income taxes...........................................................    12,762          2,094             770



         Non-cash activities include the following:
           Notes received in exchange for:
              Sales of leases.....................................................   $ 9,277        $13,275               -
              Sales of residential mortgage loans.................................     7,794              -               -
           Debt assumed upon acquisition of real
             estate loan..........................................................        --          2,381               -
           Receipt of note in satisfaction of a
             real estate sale.....................................................         -          3,500               -
           Note payable issued in acquisition.....................................         -            925               -
           Stock issued in acquisitions...........................................    32,034            315               -

         Details of acquisitions:
           Fair value of assets acquired..........................................   $78,180        $ 2,466               -
           Debt issued............................................................      -              (925)              -
           Stock issued...........................................................   (32,034)          (315)              -
           Liabilities assumed....................................................   (46,016)             -               -
           Amounts due seller.....................................................    (9,191)             -               -
                                                                                    --------        -------            ----
           Net cash (acquired) paid...............................................   ($9,061)       $ 1,226            $  -
                                                                                    ========         ======            ====

Limited Partnerships

         The Company conducts certain energy and leasing activities through, and a portion of its revenues are attributable to, limited partnerships ("Partnerships"). The Company serves as general partner of the Partnerships and assumes customary rights and obligations for the Partnerships. As the general partner, the Company is liable for Partnership liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Partnerships.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Partnerships' revenue and costs and expenses according to the respective Partnership agreements. Such fees and reimbursements are recognized as income and are included in energy services and equipment leasing revenues. Amounts reimbursed for costs incurred as operator of certain oil and gas partnership properties and as the general partner in certain equipment leasing partnerships for the years ended September 30, 1998, 1997 and 1996 approximated $2.0 million, $1.8 million, and $1.6 million, respectively. The Company includes in its operations the portion of the oil and gas Partnerships' revenues and expenses applicable to its interests therein.

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

Earnings Per Share

         In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997; earnings per share data included herein have been restated to reflect the new standard. Under this statement the previous calculation of primary earnings per share ("EPS") is changed to exclude the dilutive effect of stock options and is referred to as Basic EPS.

         Basic EPS is determined by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share - diluted are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive potential common shares issuable during the period. Dilutive potential common shares consist of the excess of common shares issuable under the terms of various stock option and warrant agreements over the number of such shares that could have been reacquired (at the weighted average price of the Company's Common Stock during the period) with the proceeds received from the exercise of the options and warrants (see Notes 8 and 9).

The computations of basic and diluted earnings per share for each year were as follows:

                                                                           Year Ended September 30,
                                                                      1998          1997         1996
                                                                      ----          ----         ----
                                                                                (in thousands)
Income before extraordinary item ................................   $ 27,372     $ 10,951      $  5,147
Extraordinary gain on early extinguishment of debt ..............        239           --            --
                                                                    --------     --------      --------
Net income                                                          $ 27,611     $ 10,951      $  5,147
                                                                    ========     ========      ========

Basic average shares of common stock outstanding ................     16,703       10,435         5,671
Dilutive effect of stock options and award plans ................        565        2,639         2,600
                                                                    --------     --------      --------
Diluted average shares of common stock outstanding ..............     17,268       13,074         8,271
                                                                    ========     ========      ========

Reclassifications

         Certain reclassifications have been made to the fiscal years 1997 and 1996 consolidated financial statements to conform with the fiscal 1998 presentation.

NOTE 3-CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities, primarily a property management firm, a bank and RAIT. As particular opportunities have arisen, the Company has purchased commercial mortgage loans from lenders, or involving borrowers which are, affiliated with officers of the Company. In two instances

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(excluding sales to RAIT) the Company has sold senior or junior lien interests in commercial loans to purchasers affiliated with officers of the Company. At September 30, 1998, loans held with respect to related borrowers or acquired from related lenders constitute 33% ($62.2 million), by book value, of the Company's commercial loan portfolio, while the participation interests sold to related purchasers constituted 1% ($1.9 million) of all participation interests with respect to the Company's commercial loan portfolio. Transactions with affiliates must be approved by the Company's entire Board of Directors including a majority of the outside directors. In addition, acquisitions of commercial mortgage loans must be approved by the Investment Committee of the Board of Directors (which consists of three outside directors). The Company believes that the terms of its transactions with related parties are no less favorable than those available with unrelated third parties. A more detailed description of these relationships and transactions is set forth below.

         Relationship with Brandywine Construction & Management, Inc. ("BCMI"). The properties underlying 26 of the Company's commercial mortgage loans are managed by BCMI, a firm in which the Chairman of the Company is the Chairman of the Board of Directors and a minority stockholder (approximately 8%). The Company has advanced funds to certain borrowers for improvements on their properties, which have been performed by BCMI. The President of BCMI (or an entity affiliated with him) has also acted as the general partner, president or trustee of eight of the borrowers; an entity affiliated with him is the general partner of the sole limited partner of an ninth borrower. In addition, BCMI owns an 11% limited partnership interest in another borrower. BCMI has agreed to subordinate its management fees to receipt by the Company of minimum required debt service payments under the obligations held by the Company.

         Relationship with Jefferson Bank. The Company maintains a normal banking and borrowing relationship with Jefferson Bank, a subsidiary of JeffBanks, Inc. The Company anticipates that it may effect other borrowings in the future from Jefferson Bank. The Company, through its residential mortgage subsidiary, subcontracts any residential mortgage loan servicing to Jefferson Bank. The Chairman of the Company and his spouse are officers and directors of JeffBanks, Inc. (and his spouse is Chairman and Chief Executive Officer of Jefferson Banks and JeffBanks, Inc.), and are principal stockholders thereof. The President of the Company is a director of Jefferson Bank. Jefferson Bank is also a tenant at two properties which secure loans held by the Company and subleases space at one such property to RAIT.

         Relationship with RAIT. The Company sponsored the formation and the January 1998 initial public offering of common shares of beneficial interest of RAIT. The Company acquired 15% of RAIT's outstanding shares in the initial offering for an investment of approximately $7.0 million. In June 1998, the Company acquired additional common shares in a secondary offering for $5.0 million, and currently holds approximately 14% of RAIT's outstanding common shares. The spouse of the Chairman of the Company is Chairman and Chief Executive Officer of RAIT. The Company has the right to nominate one person for election to the Board of Trustees until such time as its ownership of RAIT's outstanding common shares is less than 5%. A Vice President of the Company, who is also the son of the Chairman of the Company and the brother of its President, currently serves as the Company's nominee. The Company advanced funds to RAIT for legal, accounting and filing fees and for certain other expenses, salaries of RAIT's executive officers, rent and other organizational expenses. The Company also incurred expenses in sponsoring RAIT. These advances and expenses were repaid, without interest, from the proceeds of RAIT's offering.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In connection with RAIT's initial offering, the Company sold ten loans and senior lien interests in two other loans to RAIT at an aggregate purchase price of $20.1 million (including $2.1 million attributable to senior lien interests acquired by the Company in connection with the sales to RAIT). One of the loans and one of the senior lien interests were originated for RAIT and sold to it by the Company at cost. The Company realized a total gain on the sale of the loans and senior lien interests of $3.1 million.

         The Company has engaged in the following transactions with RAIT subsequent to the sale of the initial investments:

o The Company sold senior lien interests in three loans to RAIT at an aggregate purchase price of $18.0 million and recognized aggregate gains on sale of $5.1 million.
o The Company and RAIT jointly acquired a loan at a purchase price of $85.5 million, $10.0 million of which was contributed by RAIT.
o The Company sold to RAIT two loans, both of which it had originated for RAIT in connection with its sponsorship of RAIT, at their aggregate carrying value of $7.7 million. The Company retained a $1.3 million junior lien interest in one of these loans, which interest is subordinate to RAIT's $4.0 million interest and the $12.0 million interest of an unaffiliated party.
o The Company made a first mortgage loan to OSEB Associates, L.P. ("OSEB"), which is owned by RAIT (89%) and BCMI (11%). The loan bears interest at 10% per annum on stated principal in the amount of $65.0 million. OSEB obtained outside financing to reduce the loan by $44.0 million; the balance of the loan is secured by a second mortgage and pledge of partnership interests in OSEB.

         The Company anticipates that it will sell additional loans and senior lien interests in loans to RAIT, and participate with it in other transactions.
                                       82

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Relationships with Certain Borrowers. The Company has from time to time purchased loans in which affiliates of the Company are affiliates of the borrowers.

         In September 1998, the Company acquired a defaulted loan in the original principal amount of $91.0 million. In connection with the acquisition of the loan, the Company acquired the right to transfer the equity interest in the borrower. Currently, a subsidiary of the Company is the general partner of the borrower. Pending transfer of the limited partnership interests, the Vice Chairman of the Company holds legal title to those interests.

         In March 1998, the Company acquired a loan under a plan of bankruptcy. An order of the bankruptcy court in effect when the Company acquired the loan required that legal title to the property underlying the loan be transferred on or before June 30, 1998. In order to comply with that order and to maintain control of the property, Evening Star Associates took title to the property on or about June 19, 1998. A subsidiary of the Company serves as general partner to Evening Star Associates and holds a 1% interest; the Chairman, Vice Chairman and President of the Company hold a 94% limited partnership interest. The latter have agreed to list their interests in Evening Star Associates for sale through a qualified real estate broker until December 31, 1999. Any amounts received by the limited partners for their interests in excess of the original capital contributions plus a 6% return will be paid to Evening Star Associates. If no such sale occurs by December 31, 1999, the limited partners may retain their interests.

         In August 1997, the Company, acquired a loan with a face amount of $2.3 million from Jefferson Bank at a cost of $1.6 million. The loan is secured by a property owned by a partnership in which the Company's Vice Chairman and the Chairman, together with the Chairman's spouse, are limited partners. The Vice Chairman was previously the general partner of such partnership. The Company leases its headquarters space at such property. The lease provides for rents of $114,800 per year through May 2000. Ledgewood Law Firm, P.C., a law firm which provides legal services to the Company, is a tenant at such property.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In June 1997, the Company acquired a loan with a face amount of $7.0 million from a partnership in which the Vice Chairman and Chairman, together with the Chairman's wife, are limited partners. The Vice Chairman was previously the general partner of such partnership. The Company acquired such loan at a cost of $3.0 million.

         In December 1996, the Company acquired a loan with a face amount of $52.7 million from an unaffiliated third party at a cost of $19.3 million. The property securing such loan is owned by two partnerships: the Building Partnership, which owns the office building, and the Garage Partnership, which owns the parking garage. Pursuant to a loan restructuring agreement entered into in 1993, an affiliate of the holder of the loan is required to hold, as additional security for the loan, general partnership interests in both the Building Partnership and the Garage Partnership. The partnership interest in the Building Partnership was assigned to a limited partnership of which a subsidiary of the Company is general partner and RPI Partnership is a limited partner. The partnership interest in the Garage Partnership was assigned to a limited partnership of which a subsidiary of the Company is general partner and RPI Partnership is limited partner. RPI Partnership is a limited partnership in which the Vice Chairman of the Company is the general partner and the Chairman and President are limited partners. Although the Company does not anticipate any economic benefit to RPI Partnership, any which may be received will be assigned and transferred to the Company.

         Relationships with Certain Lienholders. The Company has sold two senior lien interests and one junior lien interest in its commercial loans to entities in which officers of the Company have minority interests as discussed in the following paragraphs.

         In December 1997, the Company purchased from third parties, for an aggregate of $1.52 million, two loans in the aggregate original principal amount of $2.0 million and with an aggregate outstanding balance at the time of purchase of $1.95 million. The loans are secured by an apartment building. The Company sold a senior lien interest in one of the loans for $1.0 million to a limited partnership in which the Chairman and Vice Chairman of the Company beneficially own a 14.4% interest, reducing the Company's net investment to $518,000 and leaving the Company with a retained interest in outstanding loan receivables of $1.0 million (at a book value of $803,000). The Company recognized a gain of $322,900 on the sale of this loan.

         From November 1996 to June 1997 the Company acquired from third parties loans relating to one property in the aggregate original principal amount of $5.8 million (and with aggregate outstanding balances at the respective times of purchase of $7.6 million) for an investment of $2.5 million. The Company sold, for $2.2 million, a senior lien interest in one of the loans and recognized a $28,900 gain on the sale. The purchaser was a limited partnership in which the Chairman and Vice Chairman of the Company beneficially own an 18.3% limited partnership interest. The senior lien interest was paid off in December 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In June 1996, for an investment of $2.4 million, the Company acquired from third parties a loan in the original principal amount of $3.3 million (and with a then outstanding balance of $3.3 million). The Company sold, at book value, a junior lien interest in the loan for $875,000, to a limited partnership in which the Chairman and Vice Chairman of the Company beneficially own a 21.3% limited partnership interest.

         Relationship with Financing Institution. The Company has in the past obtained material amounts of financing from Physicians Insurance Company of Ohio ("PICO") by the sale to PICO, in May 1994, of an $8.0 million principal amount 9.5% senior note and by the sale, in fiscal years 1995 and 1996, of $12.0 million of senior lien interests in seven of the Company's portfolio loans, together with warrants to purchase 2.9 million shares of Common Stock. In July 1997, the Company repaid the senior note in full and PICO exercised, and subsequently sold, the Common Stock underlying the warrants to institutional investors in private transactions. Following such transactions, John R. Hart, an executive officer and director of PICO who had become a director of the Company in connection with the PICO financings, resigned from the Board of Directors of the Company. An outside director of the Company became a director of PICO on November 20, 1998.

         Management believes that any other such commercial real estate transactions and balances involving parties that may be considered to be related parties are not material.

         Relationship with Law Firm. Until April 1996, the Chairman of the Company was of counsel to Ledgewood Law Firm, P.C. ("LLF"), which provides legal services to the Company. LLF was paid $1.2 million, $803,000 and $402,000 during fiscal 1998, 1997 and 1996, respectively, for legal services rendered to the Company. The Chairman of the Company receives certain debt service payments from LLF related to the termination of his affiliation with such firm and its redemption of his interest therein.

NOTE 4-INVESTMENTS IN REAL ESTATE LOANS

         The Company has primarily focused its real estate activities on the purchase of income producing commercial mortgages at a discount from both the face value of such mortgages and the appraised value of the properties underlying the mortgages. The Company records as income the accretion of a portion of the difference between its cost basis in a commercial mortgage and the sum of projected cash flows therefrom. Cash received by the Company for payment on each mortgage is allocated between principal and interest. This accretion of discount amounted to $6.5 million and $4.1 million during the years ended September 30, 1998 and 1997, respectively. As the Company sells senior lien interests or receives funds from refinancings in such mortgages, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans. In October 1997, the Company commenced residential mortgage lending operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At September 30, 1998 and 1997, the Company held real estate loans having aggregate face values of $679.6 million and $233.7 million, respectively, which were being carried at aggregate costs of $202.1 million and $88.8 million, including cumulative accretion. Amounts receivable, net of senior lien interests and deferred costs, were $344.3 million and $178.1 million at September 30, 1998 and 1997, respectively. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the years ended September 30, 1998 and 1997.

                                                        Year Ended September 30,
                                                        ------------------------
                                                         1998            1997
                                                         ----            ----
                                                            (in thousands)

    Balance, beginning of year
     (commercial mortgage loans only)..............      $ 88,816      $21,798
    New loans......................................       337,087       71,720
    Additions to existing loans....................         6,181        1,860
    Provision for possible losses..................          (505)        (400)
    Accretion of discount..........................         6,520        4,124
    Collections of principal.......................       (76,915)        (517)
    Cost of loans sold.............................      (172,533)      (9,769)
                                                         --------      -------
    Balance, end of year
     (commercial mortgage loans only)..............       188,651       88,816
    Investments in
     residential mortgage loans
     (less an allowance for possible losses
      of $286).....................................        13,399            -
                                                         --------      -------
    Balance, end of year (all real estate loans)...      $202,050      $88,816
                                                         ========      =======

        A summary of activity in the Company's allowance for possible losses related to real estate loans for the years ended September 30, 1998 and 1997 are as follows:

                                                           1998           1997
                                                           ----           ----

    Balance, beginning of year.....................          $400        $   -
    Provision for possible losses..................           791          400
    Writeoffs......................................             -            -
                                                           ------         ----
    Balance, end of year...........................        $1,191         $400
                                                           ======         ====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-INVESTMENT IN LEASES AND NOTES RECEIVABLE

         Components of the net investment in direct financing leases and notes receivable as of September 30, 1998 and 1997, as well as future minimum lease payments receivable, including residual values, are as follows:

                                                             September 30,
                                                          --------------------
                                                          1998            1997
                                                          ----            ----
                                                             (in thousands)

     Total minimum lease payments receivable............. $10,011        $4,186
     Initial direct costs, net of amortization...........     153            75
     Unguaranteed residual...............................   6,338           310
     Unearned lease income...............................  (4,061)         (932)
                                                          -------         -----
     Net investment in direct financing leases...........  12,441         3,639
     Notes receivable....................................  14,138         4,761
     Allowance for possible losses.......................  (1,602)         (248)
                                                          -------        ------
     Investment in leases and notes receivable........... $24,977        $8,152
                                                          =======        ======

         At September 30, 1998, minimum lease payments for each of the five succeeding fiscal years are as follows (in thousands): 1999 - $3,549; 2000 - $3,009; 2001- $1,806; 2002 - $993; and 2003 - $654.

         The amount of unguaranteed residual value actually realized at contract termination will depend on the then fair market value of the related equipment and may vary from the recorded estimate. Residual values are reviewed periodically to determine if the equipment's fair market is below its recorded value (see Note 2).

         Certain of the leases include options to purchase the underlying equipment at the end of the lease term at fair value or the stated residual which is not less that the book value at termination.

         A summary of activity in the Company's allowance for possible losses related to direct financing leases and notes receivable for the years ended September 30, 1998 and 1997 are as follows:

                                                       Year Ended September 30,
                                                       ------------------------
                                                        1998            1997
                                                        ----            ----
                                                            (in thousands)

     Balance, beginning of year....................... $  248           $  7
     Provision for possible losses....................  1,422            253
     Write offs.......................................    (68)           (12)
                                                       ------           ----
     Balance, end of year............................. $1,602           $248
                                                       ======           ====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:
                                                               September 30,
                                                               -------------
                                                              1998       1997
                                                              ----       ----
                                                               (in thousands)
12% senior unsecured notes payable, interest due semi-
annually, principal due August 2004......................... $104,400  $115,000

Term loan payable to bank, secured by certain oil and gas
properties; quarterly payments of $350 plus interest at
LIBOR plus 1.5% (7.09% at September 30, 1998) due
September, 2003.............................................    7,000         -

Revolving credit loans, secured by certain oil and gas
properties; interest ranging from 7.06% to 9.0% due June
1999, April 2003 and September 2003.........................   24,975         -

Other.......................................................    3,905     4,494
                                                             --------  --------
                                                              140,280   119,494
Less current maturities.....................................    7,264       708
                                                             --------  --------
                                                             $133,016  $118,786
                                                             ========  ========

         As of September 30, 1998, long-term debt maturing over the next five fiscal years is as follows (in thousands): 1999 - $7,264; 2000 - $1,818; 2001 - $1,835; 2002 - $1,834; and 2003 - $21,753.

         In July 1997, the Company issued $115.0 million of 12% Senior Notes (the "12% Notes") due August 2004 in a private placement. Provisions of the 12% Notes limit dividend payments, mergers and indebtedness, place restrictions on liens and guarantees and require the maintenance of certain financial ratios. At September 30, 1998, the Company was in compliance with such provisions. In November 1997, the Company exchanged the privately placed 12% Notes with a like amount of 12% Notes which were registered under the Securities Act of 1933.

         Oil and Gas Credit Facilities.

         Prior to its acquisition by the Company, The Atlas Group, Inc. ("Atlas") maintained a $40.0 million credit facility (with $27.0 million of permitted draws) at PNC Bank ("PNC"). This line has been continued by the Company. The credit facility is divided into two principal parts: a revolving credit facility and a term loan facility. The resolving credit facility has $20.0 million of permitted draws, with a term ending in 2001 and with draws bearing interest at one of two rates (elected at borrower's option) which increase as the amount outstanding under the facility increases: (i) PNC prime rate plus between 0 to 50 basis points, or (ii) LIBOR plus between 137.5 to
212.5 basis points. The term loan facility has $7.0 million of permitted draws, with a term ending in 2003, and with draws bearing interest at one of two rates (elected at borrower's option), which increase as the amount outstanding under the facility increases: (i) PNC prime rate plus between 12.5 to 62.5 basis points, or (ii) LIBOR plus between 150 to 225 basis points. The credit facility contains certain financial covenants

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of Atlas, including maintaining a current ratio of .75 to 1.0, a ratio of fixed charges to earnings of 2.0 to 1.0 and a leverage ratio (essentially a ratio of debt to equity) of not less than 3.75 to 1.0, reducing to 3.50 to 1.0 in January 1999, 3.25 to 1.0 in October 1999 and 3.0 to 1.0 in March 2000. The credit facility also imposes the following limits: (a) Atlas' exploration expense can be no more than 20% of capital expenditures plus exploration expense, without PNC's consent; (b) sales, leases or transfers of property by Atlas are limited to $1.0 million without PNC's consent; and (c) Atlas cannot incur debt in excess of $2.0 million to lenders other than PNC without PNC's consent. As of September 30, 1998, there was $20.0 million outstanding under the revolving credit facility and $7.0 million outstanding under the term loan facility.

         The Company also maintains a $5.0 million credit facility with KeyBank for purposes of acquiring oil and gas assets. The credit facility permits draws based on a percentage of reserves of oil and gas properties pledged as security for the facility. Draws under the facility bear interest at KeyBank's prime rate plus 25 basis points. The facility which terminates on June 30, 1999, contains certain financial covenants with which the Company believes it has substantially complied at September 30, 1998. As of September 30, 1998, the Company had $5.0 million outstanding under this line.

         Other borrowings consist of the following:

         Commercial Mortgage Loan Credit Facility. In March 1998, the Company, through certain operating subsidiaries, established an $18.0 million revolving credit facility (with current credit availability of $5.0 million) with Jefferson Bank for its commercial mortgage loan operations. The credit facility bears interest at the prime rate reported in the Wall Street Journal plus .75%, and is secured by the borrowers' interests in certain commercial loans and by a pledge of their outstanding capital stock. In addition, repayment of the credit facility is guaranteed by the Company. Credit availability is based upon the amount of assets pledged as security for the facility and is subject to approval by Jefferson Bank of additional collateral. The facility expires on April 1, 1999. As of September 30, 1998 there were no borrowings under this facility.

         Lease Financing Credit Facility. The Company's equipment leasing subsidiary, Fidelity Leasing, Inc. ("FLI"), maintains a $20.0 million revolving credit facility with term loan availability with First Union National Bank and European American Bank. The facility has, in addition to customary covenants, the following principal terms: (i) no single advance may exceed the lesser of
(a) 95% of the cost of the leases being financed or (b) $500,000 or, in the case of leases to investment grade lessees, $1,000,000; (ii) revolving credit loans bear interest, at FLI's election, at (a) an adjusted LIBOR rate plus 150 basis points or (b) the rate for one month U.S. dollar deposits as reported by Telerate (London) plus 150 basis points, while term loans bear interest at the adjusted LIBOR rate plus 150 basis points; (iii) term loans must be for not less than $2.0 million per loan; (iv) the loans are secured by a first lien on the equipment leases being financed (and on the underlying equipment), a guaranty by the Company and a pledge of the capital stock of FLI and Resource Leasing, Inc. (the direct parent of FLI and a wholly-owned subsidiary of the Company); (v) revolving credit loans may be converted to term loans and paid in accordance with applicable amortization schedules; (vi) adjustable rate term loans may, at the option of FLI, be converted into fixed rate term loans at then quoted rates;

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (vii) FLI will be required to maintain a debt (excluding non-recourse debt) to "worth" ratio of 5.5 to 1.0 or less, a minimum tangible net worth equal to $8.0 million plus 75% of FLI's net income, and a ratio of cash flow (income before taxes, depreciation, amortization and extraordinary items, plus interest expense) to the sum of interest expense, mandatory principal payments and 25% of outstanding obligations under the revolving line of credit, of 1.5 to 1.0. The facility expires on March 31, 2000 but may be renewed for additional 18 month periods by the lenders. In fiscal 1998, there was an aggregate of $33.8 million in borrowings under this line, all of which were repaid prior to September 30, 1998.

         In October 1997, the Company's residential mortgage subsidiary, established a $15.0 million warehouse credit facility with a financial institution, bearing interest at LIBOR or, if unavailable, the interbank eurodollars market rate, plus 90 basis points. The facility was collateralized by a first lien interest in the loans being financed by facility draws. The facility expired in November 1998. As of September 30, 1998, $5.2 million was outstanding under this line. It was repaid on November 30, 1998.

NOTE 7-INCOME TAXES

         The following table details the components of the Company's income tax expense for the fiscal years 1998, 1997 and 1996.

                                                                    Year Ended September 30,
                                                              ---------------------------------------
                                                              1998              1997             1996
                                                              ----              ----             ----
                                                                           (in thousands)
         Provision for federal income tax:
           Current...................................
            Federal..................................        $14,871           $6,186           $1,147
            State....................................            345                -                -
           Deferred..................................         (1,736)          (2,206)           1,059
                                                             -------           ------           ------
                                                             $13,480           $3,980           $2,206
                                                             =======           ======           ======

         A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                      Year Ended September 30,
                                                              ---------------------------------------
                                                              1998              1997             1996
                                                              ----              ----             ----
         Statutory tax rate................................    35%               34%               34%
         Statutory depletion...............................     -                (2)               (4)
         Non-conventional fuel and low-income
           housing credits.................................    (2)               (3)                -
         Tax-exempt interest...............................    (1)               (2)                -
         State income tax..................................     1
                                                               ---               ---               ---
                                                               33%               27%               30%
                                                               ===               ===               ===

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax liability are as follows:

                                                                                    September 30,
                                                                              ---------------------------
                                                                                 1998              1997
                                                                                 ----              ----
                                                                                     (in thousands)
         Deferred tax assets:
           Tax credit carryforwards............................                $    507            $  507
           Alternative minimum tax credit
            carryforwards......................................                   1,555                --
           Statutory depletion.................................                     187                --
           Interest receivable.................................                   1,952             1,490
           Net operating loss carryforwards....................                     988               357
           Provision for losses................................                   1,233               220
           Less valuation allowance............................                  (1,618)               --
                                                                               --------            ------
                                                                               $  4,804            $2,574
                                                                               --------            ------

         Deferred tax liabilities:
           Fixed asset basis difference........................                  (6,470)           (2,290)
           ESOP benefits.......................................                     (98)             (120)
           Other items, net.....................................                     --              (164)
                                                                               --------            ------
                                                                                 (6,568)           (2,574)
                                                                               --------            ------
           Net deferred tax liability.........................                  ($1,764)           $   --
                                                                               ========           =======

         SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Tax rules impose limitations on the use of tax carryforwards following certain changes in ownership. Due to mergers (see Note 11), there will be limitations on the amount of net operating loss and alternative minimum tax credit carryforwards that can be utilized in any given year to reduce further taxes.

NOTE 8-STOCKHOLDERS' EQUITY

         In April 1998, the Company completed a public offering of 5.9 million shares of its Common Stock. The Company received net proceeds (after underwriting discounts and commissions) of $120.1 million before offering expenses of $917,000.

         In March 1998, the Company's stockholders authorized an amendment to the Certificate of Incorporation of the Company to increase the total authorized capital stock to 50.0 million shares, of which 49.0 million shares were Common Stock and 1.0 million shares were Preferred Stock.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In July 1997, the Company issued 2.9 million unregistered shares of the Company's Common Stock pursuant to the exercise of warrants held by the holder of the Company's 9.5% senior secured note payable due 2004. The Company realized proceeds of $3.66 million from the exercise of the warrants. The 2.9 million shares were subsequently sold by the holder in a separate private placement to a small group of institutional investors.

         In December 1996, the Company completed a public offering of 5.0 million shares of its Common Stock. The Company received net proceeds of $20 million, before offering expenses of $515,000, from the offering.

         On December 20, 1995 and March 12, 1996, the Board of Directors declared 6% stock dividends on the Common Stock. Furthermore, on May 9, 1996 and May 12, 1998, the Board of Directors authorized a five-for-two stock split effected in the form of a 150% stock dividend and a three-for-one stock split effected in the form of a 200% stock dividend, respectively. These stock dividends resulted in the issuance of 14.6 million additional shares of Common Stock. Earnings per share and weighted average shares outstanding reflect the above transactions.

NOTE 9-EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

         The Company sponsors an Employee Stock Ownership Plan ("ESOP"), which is a qualified non-contributory retirement plan established to acquire shares of the Company's Common Stock for the benefit of all employees who are 21 years of age or older and have completed 1,000 hours of service for the Company. Contributions to the ESOP are made at the discretion of the Board of Directors. In prior years the ESOP borrowed funds to purchase shares from the Company, which in turn borrowed the funds for the ESOP loan from a bank. The loan from the bank to the Company is payable in semiannual installments through February 1, 2003. The loan from the Company to the ESOP was fully repaid in August 1996. Both the loan obligation and the unearned benefits expense (a reduction in shareholders' equity) will be reduced by the amount of any loan principal payments made by the Company. On September 28, 1998, the Company loaned $1.3 million to the ESOP, which the ESOP used to acquire 105,000 shares of the Company's Common Stock.

         The Common Stock purchased by the ESOP with the money borrowed is held by the ESOP trustee in a suspense account. On an annual basis, a portion of the Common Stock is released from the suspense account and allocated to participating employees. Any dividends on ESOP shares are used to pay principal and interest on the loan. As of September 30, 1998, there were 271,000 shares allocated to participants which constitute substantially all shares prior to the 105,000 shares acquired on September 28, 1998. Compensation expense related to the plan amounted to $50,400, $50,400 and $50,300 for the years ended September 30, 1998, 1997 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Savings Plan

         The Company sponsors an Employee Retirement Savings Plan and Trust under Section 401(k) of the Internal Revenue Code which allows employees to defer up to 10% of their income (subject to certain limitations) on a pretax basis through contributions to the savings plan. The Company matches up to 100% of each employee's contribution. Included in general and administrative expenses are $305,600, $131,900 and $44,700 for the Company's contributions for the years ended September 30, 1998, 1997 and 1996, respectively.

Stock Options

         The Company has three employee stock option plans, those of 1984, 1989 and 1997. The 1984 and 1989 plans authorize the granting of up to 168,540 and 1,769,670 (as amended during the fiscal year ended September 30, 1996) shares, respectively, of the Company's Common Stock in the form of incentive stock options ("ISO's"), non-qualified stock options and stock appreciation rights ("SAR's"). No further grants may be made under these two plans.

         In April 1997, the stockholders approved the Resource America, Inc., 1997 Key Employee Stock Option Plan ("Employee Plan"). This plan, for which 825,000 shares were reserved, provides for the issuance of ISO's and non-qualified stock options. In fiscal 1998 and 1997, options for 669,115 and 75,000 shares were issued under this plan, respectively.

         Options under the 1984, 1989 and 1997 plans become exercisable as to 25% of the optioned shares each year after the date of grant, and expire not later than ten years after grant.

         Transactions for all three stock option plans are as follows:

                                                                            Year Ended September 30,
                                    ------------------------------------------------------------------------------------------------
                                                  1998                                1997                           1996
                                    ---------------------------------  --------------------------------  ---------------------------
                                                        Weighted                         Weighted                       Weighted
                                                         Average                          Average                        Average
                                      Shares          Exercise Price     Shares         Exercise Price    Shares     Exercise Price
                                      ------          --------------     ------         --------------    ------     --------------
Outstanding - beginning of year      685,959              $ 3.85        1,044,948           $ 2.07        606,744        $ .96
   Granted                           669,115              $22.21           75,000           $13.17        606,744        $2.86
   Exercised                         (33,708)             $ 2.73         (433,989)          $ 1.17        (84,270)       $ .92
   Cancelled                               -                                    -                -        (84,270)       $ .92
                                   ---------                            ---------                       ---------
Outstanding - end of year          1,321,366              $13.18          685,959           $ 3.85      1,044,948        $2.07
                                   =========                            =========                       =========
Exercisable, at end of year          292,629              $ 3.22          190,662           $ 2.35        328,653        $ .97
                                   =========                            =========                       =========
Available for grant                   80,885                              750,000                               -
                                   =========                            =========                       =========

Weighted average fair
 value per share of options
 granted during the year                                 $ 19.41                            $11.98                       $2.17
                                                         =======                            ======                       =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           Outstanding                               Exercisable
                              --------------------------------------------   ---------------------------
                                            Weighted
                                             Average          Weighted                      Weighted
  Range of                                 Contractual         Average                       Average
Exercise Prices                 Shares     Life (Years)     Exercise Price    Shares      Exercise Price
---------------                 ------     -----------      --------------    ------      --------------
$.92                             50,562         4.56          $      .92       50.562         $  .92
$2.73-3.00                      526,689         4.66          $     2.88      223,317         $ 2.91
$13.17                           75,000         8.91          $    13.17       18,750         $13.17
$15.08-15.58                    135,615         9.21          $    15.55            -         $15.55
$22.67-$27.81                   533,500         4.79          $    23.91            -         $23.91
                              ---------                                       -------
                              1,321,366                                       292,629
                              =========                                       =======

         On October 20, 1998, the options granted under the 1997 Stock Option Plan were cancelled. These options were replaced with an identical number of new options with an exercise price of $8.08 per share, which amount represents the market value of the Company's Common Stock at that date. The new options will vest 25% per year commencing October 20, 1999.

         In connection with the acquisition of Atlas (see Note 11), the Company issued 120,213 options at $.11 per share to certain employees of Atlas who held options of Atlas prior to its acquisition by the Company.

         In addition, a key employee of FLI, a wholly owned subsidiary of the Company, has received options to purchase 10% of the common stock of FLI (1.0 million shares) at an aggregate price of $220,000 and, should FLI declare a dividend, will receive payments on the options in an amount equal to the dividends that would have been paid on the shares subject to the options had they been issued. In the event that, prior to becoming a public company, FLI issues stock to anyone other than the Company or the key employee, the employee is entitled to receive such additional options as will allow him to maintain a 10% equity position in FLI upon exercise of all options held by such employee (excluding shares issuable pursuant to the employee option plan referred to below), at an exercise price equal to the price paid or value received in the additional issuance. FLI does not anticipate making any such issuances.

         The options issued to the FLI key employee vest 25% per year and will be fully vested in March 2000; they will terminate in March 2005. The options become fully vested and immediately exercisable in the event of a change in control of FLI. The key employee has certain rights, commencing after March 5, 2000, to require FLI to register his option shares under the Securities Act of 1933. In the event FLI does not become a public company by March 5, 2001, the key employee may require that FLI thereafter buy, for cash, FLI shares subject to his options at a price equal to ten times FLI's net earnings (as defined in the agreement) per share for the fiscal year ended immediately prior to the giving of notice of his exercise of this right. FLI is required to purchase 25% of such employee's shares in each year following such employee's exercise of this right.

         FLI has also established another option plan providing for the granting of options, at the discretion of FLI's board of directors, for up to 500,000 shares of common stock to other employees of FLI. As of September 30, 1998, options for 416,000 shares had been issued to certain employees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Transactions for both FLI stock option plans are as follows:

                                                              Year Ended September 30,
                                    ---------------------------------------------------------------------------
                                            1998                      1997                       1996
                                    ----------------------   ------------------------   -----------------------
                                              Weighted                   Weighted                  Weighted
                                              Average                     Average                   Average
                                    Shares  Exercise Price    Shares   Exercise Price   Shares   Exercise Price
                                    ------  --------------    ------   --------------   ------   --------------
Outstanding-beginning of year     1,393,000     $ .22       1,000,000       $.22           -         $  -
   Granted                           23,000     $1.07         393,000       $.22      1,000,000      $.22
   Exercised                          -         $   -               -       $  -              -      $  -
   Cancelled                          -         $   -               -       $  -              -      $  -
                                  ---------                 ---------                 ---------
Outstanding - end of year         1,416,000     $ .23       1,393,000       $.22      1,000,000      $.22
                                  =========                 =========                 =========
Exercisable, at end of year         598,300     $ .22         250,000       $.22              -      $  -
                                  =========                 =========                 =========
Available for grant                  84,000                   107,000                   500,000
                                  =========                 =========                 =========

Weighted average fair
 value per share of options
 granted during the year         $      .50                $      .11                 $      .10
                                 ==========                ==========                 ==========


                                           Outstanding                               Exercisable
                              --------------------------------------------   ---------------------------
                                            Weighted
                                             Average          Weighted                      Weighted
  Range of                                 Contractual         Average                       Average
Exercise Prices                 Shares     Life (Years)     Exercise Price    Shares      Exercise Price
---------------                 ------     -----------      --------------    ------      --------------

$.22 - $1.07                  1,416,000         7.52           $.23           598,300          $.22
                              =========                                       =======

         Fidelity Mortgage Funding, Inc. ("FMF"), another wholly-owned subsidiary of the Company (and in which the Company owns 25.5 million shares of common stock), has established an option plan pursuant to which 4.5 million shares of FMF's common stock (representing 18% of FMF's common stock on a fully-diluted basis) have been reserved for options which may be issued to key employees. These amounts reflect a three-for-two stock split effected in the form of a 150% stock dividend declared by the Board of Directors in October 1997. Under the program, a director and officer of the Company who is also the Chairman of FMF has received options to purchase 3.0 million shares (representing 12% of FMF's common stock on a fully-diluted basis) at an aggregate price of $236,000 ($.079 per share) and, should FMF declare a dividend, will receive payments on the options in an amount equal to the dividends that would have been paid on the shares subject to the options had they been issued. The options generally will have the same terms as those relating to the FLI options, except that (i) the option term and vesting period commenced in April 1997 and (ii) the period during which the officer/director may sell FMF shares to FMF will commence in April 2002. The options become fully vested and immediately exercisable in the event of a change in control or potential change in control of FMF or the Company. In addition, as part of the program, at September 30, 1998, FMF had granted options to (i) its President and Chief Operating Officer to purchase 1.2 million shares at an aggregate price of $94,000 ($.079 per share) (representing 5% of FMF's common stock on a fully-diluted basis), and (ii) to certain other of its employees to purchase 185,000 shares at an aggregate price of $23,000 ($.125 per share), leaving 115,000 shares reserved for issuance of options under the plan at September 30, 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Transactions for the FMF stock option plan are as follows:

                                                          Year Ended September 30,
                                    ----------------------------------------------------------------
                                               1998                               1997
                                    -----------------------------     ------------------------------
                                                     Weighted                            Weighted
                                                      Average                            Average
                                      Shares       Exercise Price     Shares          Exercise Price
                                      ------       --------------     ------          --------------
Outstanding - beginning of year     4,345,000          $ .08                 -             $  -
   Granted                             80,000          $ .12         4,345,000             $.08
   Exercised                                -          $   -                 -             $  -
   Cancelled                          (40,000)         $(.12)                -             $  -
                                    ---------                        ---------
Outstanding - end of year           4,385,000          $ .08         4,345,000             $.08
                                    =========                        =========
Exercisable, at end of year         1,076,300          $.08                  -             $  -
                                    =========                        =========
Available for grant                   115,000                          155,000
                                    =========                        =========

Weighted average fair
 value per share of options
 granted during the year            $     .06                        $     .06
                                    =========                        =========


                                           Outstanding                               Exercisable
                              --------------------------------------------   ---------------------------
                                            Weighted
                                             Average          Weighted                      Weighted
  Range of                                 Contractual         Average                       Average
Exercise Prices                 Shares     Life (Years)     Exercise Price    Shares      Exercise Price
---------------                 ------     -----------      --------------    ------      --------------

$.079 - $.12                  4,385,000        8.57               $.08        1,076,300        $.08
                              =========                                       =========

         As discussed in Note 2, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for these employee stock arrangements.

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. No such options were granted in fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 or 10 years following vesting; stock volatility, 99%, 96% and 87% in 1998, 1997 and 1996, respectively; risk free interest rate, 5.8%, 6.6% and 6.0% in 1998, 1997 and 1996, respectively; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $26.2 million ($1.52 per share) and $10.5 million ($.80 per share) in fiscal 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In addition to the various stock option plans, in May 1997 the stockholders approved the Resource America, Inc. Non-Employee Director Deferred Stock and Defined Compensation Plan (the "Director Plan") for which 75,000 shares were reserved for issuance. Each director vests in shares granted under the Director Plan on the fifth anniversary of the date of grant. If a director terminates service prior to such fifth anniversary, all of the shares granted are forfeited. In May 1998, 15,000 shares were granted under the Director Plan to each of the Company's four non-employee directors. The fair value of the grants ($24.25 per share, $363,800 in total) is being charged to operations over the five-year vesting period.

         The tax benefit associated with the exercise of non-statutory stock options and disqualifying dispositions by employees of shares issued reduced taxes payable by $405,000 in fiscal 1998. Such benefits are reflected as additional paid-in capital.

NOTE 10-COMMITMENTS AND CONTINGENCIES

         The Company leases office space under leases with varying expiration dates through 2002 (see Note 3). Rental expense was $749,800, $238,600 and $188,900 for the years ended September 30, 1998, 1997 and 1996, respectively. At September 30, 1998, future minimum rental commitments for the next five fiscal years were as follows:

                 1999......................   $1,645,800
                 2000......................    1,292,800
                 2001......................      975,900
                 2002......................      848,300
                 2003......................      772,800

         As of September 30, 1998, the Company had outstanding commitments to fund the purchase of equipment which it intends to lease, with an aggregate cost of $13.2 million. The Company believes, based on its past experience, that approximately $9.5 million will be funded.

         The Company has an employment agreement with its Chairman pursuant to which the Company has agreed to provide him with a supplemental employment retirement plan ("SERP") and with certain financial benefits upon termination of his employment. Under the SERP, he will be paid an annual benefit of 75% of his Average Income after he has reached Retirement Age (each as defined in the employment agreement). Upon termination, he is entitled to receive lump sum payments in various amounts of between 25% and five times Average Compensation (depending upon the reason for termination) and, for termination due to disability, a monthly benefit equal to the SERP benefit (which will terminate upon commencement of payments under the SERP). During fiscal 1998 and 1997, operations were charged $204,000 and $240,000, respectively, with respect to these commitments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Actions have been filed against the Company, its directors and executive officers and the Company's independent auditors by certain of the Company's shareholders. The complaints seek unspecified damages. The complaints seek unspecified damages. The Company believes that the complaints are without merit and intends to defend itself vigorously.

         The Company is also party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or operations of the Company.


NOTE 11-ACQUISITIONS

         On September 29, 1998, the Company acquired all the common stock of Atlas in exchange for 2,063,496 shares of the Company's Common Stock and the assumption of Atlas debt as described below. Atlas is a company primarily involved in the energy finance business through the syndication of oil and gas properties in the Appalachian Basin.

         The Atlas acquisition was recorded under the purchase method of accounting and accordingly the results of operations of Atlas are included in the Company's consolidated financial statements commencing September 29, 1998. The effect on the Company's operations for fiscal 1998 was nominal. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair market values, at the date of acquisition as summarized below (in thousands).

         Estimated fair value of assets acquired        $ 74,635
         Liabilities assumed                             (45,968)
         Amounts due seller                               (9,191)
         Common Stock issued                             (29,534)
                                                        --------
         Net cash acquired                              ($10,058)
                                                        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table reflects unaudited pro forma combined results of operations of the Company and Atlas presented as if that the acquisition had taken place on October 1, 1996:

                                                     Year Ended September 30,
                                                    --------------------------
                                                      1998              1997
                                                      ----              ----
                                                            (unaudited)
                                                     (in thousands, except per
                                                          share amounts)
         Revenues                                   $148,413           $96,958

         Net income                                   29,874            14,140

         Net income per common share-diluted           $1.54             $ .93

         Shares used in computation                   19,451            15,257

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to: (i) depletion, depreciation and amortization expense attributable to allocation of the purchase price; (ii) general and administrative expenses for certain cost reductions realized from the combining of operations; and (iii) interest expense for additional borrowings. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been consummated on October 1, 1996, or of future results of operations of the consolidated entities.

         In April 1997, the Company acquired all the outstanding shares of Bryn Mawr Resources, Inc. ("BMR") for 1,738,869 shares of Common Stock. BMR's only asset was 1,768,869 shares of the Company's Common Stock held by subsidiaries of BMR (excluding 11,421 shares of the Company's Common Stock attributable to minority interests held by third parties in BMR's subsidiaries).

         This acquisition was immaterial to the results of operations of the Company, and therefore pro forma information is excluded.

         On December 15, 1998, the Company entered into an agreement to acquire JLA credit corporation ("JLA") for a combination of cash, including financing to be arranged by the Company, and assumption of JLA debt. The Company believes that the value of the transaction is approximately $350.0 million. Subject to a financing contingency, the Company anticipates that the transaction will close in January 1999.

NOTE 12-EXTRAORDINARY ITEM

         During fiscal 1998 the Company acquired $10.6 million of its 12% Notes at a discount. In addition the Company repaid another long-term borrowing at a premium. These transactions resulted in a net extraordinary gain of $239,000 net of taxes of $112,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13-INDUSTRY SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in three principal industry segments - real estate finance, equipment leasing and energy. Segment data for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                                              Year Ended September 30,
                                                     ------------------------------------------
                                                       1998              1997            1996
                                                     --------          --------        --------
                                                                    (in thousands)
         Revenue:
           Real estate finance                       $ 62,856          $ 19,144         $ 7,171
           Equipment leasing                           13,561             7,162           4,466
           Energy                                       6,734             5,608           5,157
           Corporate                                    4,316             1,031             204
                                                     --------          --------         -------
                                                     $ 87,467          $ 32,945         $16,998
                                                     ========          ========         =======

         Depreciation, Depletion and
         Amortization:
           Real estate finance                       $    773          $     36         $    38
           Equipment leasing                              610               398             204
           Energy                                       1,273             1,202           1,061
           Corporate                                      (15)              (22)             65
                                                     --------          --------         -------
                                                      $ 2,641          $  1,614         $ 1,368
                                                     ========          ========         =======

         Operating Profit (Loss):
           Real estate finance                       $ 46,972          $ 16,546         $ 6,281
           Equipment leasing                            5,921             2,457           1,916
           Energy                                       1,659             1,699           1,646
           Corporate                                  (13,812)           (5,771)         (2,490)
                                                     --------          --------         -------
                                                     $ 40,740          $ 14,931         $ 7,353
                                                     ========          ========         =======

         Identifiable Assets:
           Real estate finance                       $211,251          $ 92,287         $22,087
           Equipment leasing                           29,608            10,647           3,019
           Energy                                      90,408            15,016          12,675
           Corporate                                   95,180            77,169           6,178
                                                     --------          --------         -------
                                                     $426,447          $195,119         $43,959
                                                     ========          ========         =======

         Capital Expenditures (excluding
           assets acquired in business
           acquisitions):
           Real estate finance                       $  1,141          $     59         $    17
           Equipment leasing                              891               585             531
           Energy                                       2,095               640             501
           Corporate                                        -               507              48
                                                     --------          --------         -------
                                                     $  4,127          $  1,791         $ 1,097
                                                     ========          ========         =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Operating profit (loss) represents total revenue less costs attributable thereto, including interest and provision for possible losses, and less depreciation, depletion and amortization, excluding general corporate expenses.

         The Company's natural gas is sold under contract to various purchasers. For the years ended September 30, 1998, 1997 and 1996, gas sales to two purchasers accounted for 35% and 14%, 29% and 12%, and 29% and 13% of the Company's total production revenues, respectively.

         In commercial mortgage loan acquisition and resolution, no revenues from a single borrower exceeded 10% of total revenues. In fiscal 1997, revenues from a single borrower approximated 20% of total revenues, while for fiscal 1996 revenues from a (different) single borrower approximated 24% of total revenues.

NOTE 14-SUPPLEMENTAL OIL AND GAS INFORMATION

         Results of operations for oil and gas producing activities:

                                                                   Year Ended September 30,
                                                          ------------------------------------------
                                                            1998            1997              1996
                                                            ----            ----              ----
                                                                       (in thousands)
         Revenues.................................         4,682           $3,936            $3,421
         Production costs.........................        (2,022)          (1,636)           (1,421)
         Exploration expenses.....................          (503)            (187)             (161)
         Depreciation, depletion, and
            amortization..........................          (809)            (712)             (781)
         Income taxes.............................          (263)            (197)              (96)
                                                          ------           ------            ------
         Results of operations for
            producing activities..................        $1,085           $1,204            $  962
                                                          ======           ======            ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Costs Related to Oil and Gas Producing Activities

         The components of capitalized costs related to the Company's oil and gas producing activities (less impairment reserve of $20,000 in fiscal 1998, $28,000 in fiscal 1997 and $22,000 in fiscal 1996), are as follows:

                                                                       September 30,
                                                         ------------------------------------------
                                                          1998              1997             1996
                                                          ----              ----             ----
                                                                      (in thousands)
         Proved properties........................       $42,458          $23,254           $22,549
         Unproved properties......................         1,164              846               482
         Pipelines, equipment and other
            interests.............................         7,645            2,445             2,540
                                                         -------          -------           -------
         Total....................................        51,267           26,545            25,571
         Accumulated depreciation, depletion
           and amortization.......................       (15,611)         (15,145)          (14,306)
                                                         --------         -------           -------
             Net capitalized costs................       $35,656          $11,400           $11,265
                                                         =======          =======           =======

Costs Incurred in Oil and Gas Producing Activities

         The costs incurred by the Company in its oil and gas activities during fiscal years 1998, 1997 and 1996 are as follows:

                                                                  Year Ended September 30,
                                                         -----------------------------------------
                                                           1998             1997              1996
                                                           ----             ----              ----
                                                                            (in thousands)
         Property acquisition costs:
           Unproved properties.......................    $   378            $321              $  2
           Proved properties.........................     19,436             782               157
         Exploration costs...........................        816             238               317
         Development costs...........................        416             144               176

Oil and Gas Reserve Information (unaudited)

         The Company's estimates of net proved oil and gas reserves and the present value thereof have been verified by Wright & Company, Inc. in fiscal 1998 and by E.E. Templeton & Associates, Inc. in fiscal 1997 and 1996. Both are petroleum engineering firms. The Company did not estimate the value of its proven undeveloped reserves in fiscal 1997 and 1996.

         The Company's oil and gas reserves are located within the United States. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represent estimates only and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                            Gas              Oil
                                                                           (mcf)            (bbls)
                                                                        ----------          -------
         Balance at September 30, 1995........................          12,782,482          301,159

         Purchase of reserves in-place........................             293,602            8,880
         Current additions....................................             237,070              726
         Sales of reserves in-place...........................             (18,645)          (1,885)
         Revision to previous estimates.......................             723,242           35,002
         Production...........................................          (1,165,477)         (33,862)
                                                                        ----------          -------
         Balance at September 30, 1996........................          12,852,274          310,020

         Purchase of reserves in-place........................           1,903,853           45,150
         Current additions....................................              15,984                0
         Sales of reserves in-place...........................              (1,393)               0
         Revision to previous estimates.......................           1,614,704           38,654
         Production...........................................          (1,227,887)         (35,811)
                                                                        ----------          -------
         Balance at September 30, 1997........................          15,157,535          358,013

         Purchase of reserves in-place........................          74,894,968          194,270
         Current additions....................................             217,508           41,406
         Sales of reserves in-place...........................             (53,320)          (2,523)
         Revision to previous estimates.......................           1,151,890           29,461
         Production...........................................          (1,485,008)         (48,113)
                                                                        ----------          -------
         Balance September 30, 1998...........................          89,883,573          572,514
                                                                        ==========          =======

         Proved developed reserves at
           September 30, 1998.................................          49,868,113          572,514
           September 30, 1997.................................          15,157,535          358,013
           September 30, 1996.................................          12,852,274          310,020

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Presented below is the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves. The estimated future production is priced at year-end prices. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves based on year-end cost levels. The future net cash flows are reduced to present value amounts by applying a 10% discount factor.

                                                                       Year Ended September 30,
                                                             -------------------------------------------
                                                               1998              1997             1996
                                                               ----              ----             ----
                                                                            (in thousands)
         Future cash inflows............................     $240,922           $42,634         $ 34,516
         Future production and
            development costs...........................     (102,557)          (21,585)         (16,764)
         Future income tax expense......................      (14,278)           (2,740)          (2,732)
                                                             ---------          -------         --------
         Future net cash flows..........................      124,087            18,309           15,020
         Less 10% annual discount for
           estimated timing of cash flows...............      (80,313)           (8,186)          (6,671)
                                                            ----------          -------         --------
         Standardized measure of discounted
           future net cash flows........................     $ 43,774           $10,123         $  8,349
                                                             ========           =======         ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes.

                                                                        Year Ended September 30,
                                                             --------------------------------------------
                                                               1998              1997              1996
                                                               ----              ----              ----
                                                                            (in thousands)
         Balance, beginning of year......................     $10,123           $ 8,349           $7,810
         Increase (decrease) in discounted
           future net cash flows:
         Sales and transfers of oil and gas
           net of related costs..........................      (2,822)           (2,411)          (1,928)
         Net changes in prices and production
           costs.........................................         171               512            1,392
         Revisions of previous quantity
           estimates.....................................         597             2,483              697
         Extensions, discoveries, and improved
           recovery less related costs...................         194                10              145
         Purchases of reserves in-place..................      34,935             1,474              242
         Sales of reserves in-place, net of
           tax effect....................................         (30)               (1)             (26)
         Accretion of discount...........................       1,012               997              851
         Net change in future income taxes...............      (3,770)              (14)            (924)
         Other...........................................       3,364            (1,276)              90
                                                              -------           -------           ------
         Balance, end of year............................     $43,774           $10,123           $8,349
                                                              =======           =======           ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY RESULTS (unaudited)

                                             Dec 31           March 31        June 30           Sept. 30
                                             ------           --------        -------           --------

                                                       (in thousands except per share data)

Year ended September 30, 1998:

Revenues                                     $15,080           $21,305         $25,130           $25,952
Costs and Expenses                             9,354            12,111          13,013            12,249
                                            --------          --------         -------           -------
Income before taxes and extraordinary
  item                                         5,726             9,194          12,117            13,703
Income taxes                                   1,775             2,875           3,750             4,968
                                            --------           -------         -------           -------
Income before extraordinary item               3,951             6,319           8,367             8,735

Extraordinary item, gain on early extinguishment
  of debt, net of taxes                           -                  -               -               239
                                             -------           -------         -------           -------
Net income                                   $ 3,951           $ 6,319         $ 8,367           $ 8,974
                                             ========          =======         =======           =======
Net income per common share-
    Basic
       Income before extraordinary item        $0.28             $0.44         $  0.46           $  0.44
       Extraordinary item                          -                 -               -              0.01
                                               -----            ------           -----            ------
       Net income per common share -
         basic                                 $0.28             $0.44         $  0.46           $  0.45
                                               =====             =====         =======           =======

    Diluted
       Income before extraordinary item        $0.27             $0.43         $  0.45           $  0.42
       Extraordinary item                          -                 -               -              0.01
                                               -----           -------         -------           -------
       Net income per common share -
         diluted                               $0.27             $0.43         $  0.45           $  0.43
                                               =====           =======         =======           =======

Year ended September 30, 1997:

Revenues                                     $ 5,932           $ 6,843         $ 7,828           $12,342
Costs and Expenses                             3,072             3,534           3,754             7,654
                                             -------           -------         -------           -------
Income before taxes                            2,860             3,309           4,074             4,688
Income taxes                                     575               775           1,144             1,486
                                             -------           -------         -------           -------
Net Income                                   $ 2,285           $ 2,534         $ 2,930           $ 3,202
                                             =======           =======         =======           =======


Net income per common share -
    Basic                                    $  0.30           $  0.24         $  0.27           $  0.24
                                             =======           =======         =======           =======

    Diluted                                  $  0.22           $  0.18         $  0.21           $  0.22
                                             =======           =======         =======           =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The information required by this item will be set forth in Company's definitive proxy statement with respect to its 1999 annual meeting of stockholders, to be filed on or before January 29, 1999 (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be set forth in the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be in the Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in the Proxy Statement, and is incorporated herein by reference.


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

   3.       Exhibit No.      Description
            -----------      -----------

                2.1          Agreement and Plan of Merger among Tri-Star  Financial  Services,  Inc., Frank  Pellegrini,
                             Resource Tri-Star Acquisition Corp. and the Registrant(1)

                2.2          Agreement and Plan of Merger among Registrant,  Atlas America,  Inc., The Atlas Group, Inc.
                             and certain shareholders of The Atlas Group, Inc.(2)

                3.1          Restated Certificate of Incorporation of the Registrant.(3)

                3.2          Bylaws of the Registrant, as amended.(3)

                4.1          Indenture with respect to 12% Senior Notes due 2004 (including form of note).(4)

                10.1         1984 Key Employee Stock Option Plan, as amended.(5)

                10.2         1989 Key Employee Stock Option Plan, as amended.(5)

                10.3         Employee Stock Ownership Plan.(6)

                10.4         1997 Key Employee Stock Option Plan.(7)

                10.5         1997 Stock Option Plan for Directors.(7)

                10.6         1997 Non-Employee Director Deferred Stock and Defined Compensation Plan.(7)

                10.7         Employment Agreement between Edward E. Cohen and Registrant(8)

                10.8         Contribution Agreement between Resource Leasing, Inc. and Abraham Bernstein.(3)

                10.9         Employment Agreement between Fidelity Leasing, Inc. and Abraham Bernstein.(3)

                10.10        Employment Agreement between Fidelity Mortgage Funding, Inc. and Daniel G. Cohen.(8)

                                      108


                10.11        Loan Agreement between Registrant and KeyBank, N.A.(9)

                10.12        Loan Agreement between Atlas and PNC Bank.

                10.13        Loan Agreement between Fidelity Leasing, Inc. and First Union National Bank, as Agent.

                11           Calculation of Basic and Diluted Earnings per Share.

                12           Computation of Ratios

                21           List of Subsidiaries.

                23.1         Consent of Wright & Company, Inc.

                23.2         Consent of E. E. Templeton & Associates, Inc.

                27           Financial Data Schedule.


(1) Filed previously as an Exhibit to the Company's Annual Report in Form 10-K for the year ended September 30, 1997.
(2) Filed previously as an Exhibit to the Company's Current Report on Form 8-K for September 29, 1998.
(3) Filed previously as an Exhibit to the Company's  Registration  Statement on Form S-1  (Registration No. 333-13905) and by this reference incorporated herein.
(4) Filed previously as an Exhibit to the Company's  Registration  Statement on Form S-4  (Registration No. 333-40231) and by this reference incorporated herein.
(5) Filed  previously  as an  Exhibit to the  Company's  Registration  Statement  on Form S-8  May 2,  1996 and by this  reference incorporated herein.
(6) Filed previously as an Exhibit to the Company's Annual Report on Form 10-K for the year ended  September 30,  1989 and by this reference incorporated herein.
(7) Filed  previously as an Exhibit to the Company's  Quarterly  Report on Form 10-Q for the quarter  ended  June 30,  1997 and by this reference incorporated herein.
(8) Filed  previously as an Exhibit to the Company's  Quarterly  Report on Form 10-Q for the quarter ended  March 31,  1997 and by this reference incorporated herein.
(9) Filed  previously as an Exhibit to the Company's  Annual report on Form 10-K for the year ended September 30, 1997 and by this reference incorporated herein.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            RESOURCE AMERICA, INC. (Registrant)
December ___, 1998          By:  /s/ Edward E. Cohen
                               --------------------------------------------
                               Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December ___, 1998.


/s/ Edward E. Cohen              Chairman of the Board and Chief Executive
-------------------------        Officer
EDWARD E. COHEN

/s/ Daniel G. Cohen
-------------------------        President, Chief Operating Officer and Director
DANIEL G. COHEN

/s/ Scott F. Schaeffer
-------------------------        Vice Chairman of the Board and Executive Vice
SCOTT F. SCHAEFFER               President

/s/ Michael L. Staines
-------------------------        Senior Vice President and Director
MICHAEL L. STAINES

/s/ Carlos C. Campbell
-------------------------        Director
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin
-------------------------        Director
ANDREW M. LUBIN

/s/ P. Sherrill Neff
-------------------------        Director
P. SHERRILL NEFF

/s/ Alan D. Schrieber
-------------------------        Director
ALAN D. SCHRIEBER

/s/ John S. White
-------------------------        Director
JOHN S. WHITE

/s/ Steven J. Kessler
-------------------------        Senior Vice President and Chief Financial
STEVEN J. KESSLER                Officer

/s/ Nancy J. McGurk
-------------------------        Vice President-Finance and Chief Accounting
NANCY J. McGURK                  Officer

                                 INDEX EXHIBIT

   3.       Exhibit No.      Description
            -----------      -----------
                2.1          Agreement and Plan of Merger among Tri-Star  Financial  Services,  Inc., Frank  Pellegrini,
                             Resource Tri-Star Acquisition Corp. and the Registrant(1)
                2.2          Agreement and Plan of Merger among Registrant,  Atlas America,  Inc., The Atlas Group, Inc.
                             and certain shareholders of The Atlas Group, Inc.(2)
                3.1          Restated Certificate of Incorporation of the Registrant.(3)
                3.2          Bylaws of the Registrant, as amended.(3)
                4.1          Indenture with respect to 12% Senior Notes due 2004 (including form of note).(4)
                10.1         1984 Key Employee Stock Option Plan, as amended.(5)
                10.2         1989 Key Employee Stock Option Plan, as amended.(5)
                10.3         Employee Stock Ownership Plan.(6)
                10.4         1997 Key Employee Stock Option Plan.(7)
                10.5         1997 Stock Option Plan for Directors.(7)
                10.6         1997 Non-Employee Director Deferred Stock and Defined Compensation Plan.(7)
                10.7         Employment Agreement between Edward E. Cohen and Registrant(8)
                10.8         Contribution Agreement between Resource Leasing, Inc. and Abraham Bernstein.(3)
                10.9         Employment Agreement between Fidelity Leasing, Inc. and Abraham Bernstein.(3)
                10.10        Employment Agreement between Fidelity Mortgage Funding, Inc. and Daniel G. Cohen.(8)
                10.11        Loan Agreement between Registrant and KeyBank, N.A.(9)
                10.12        Loan Agreement between Atlas and PNC Bank.
                10.13        Loan Agreement between Fidelity Leasing, Inc. and First Union National Bank, as Agent.
                11           Calculation of Basic and Diluted Earnings per Share.
                12           Computation of Ratios
                21           List of Subsidiaries.
                23.1         Consent of Wright & Company, Inc.
                23.2         Consent of E. E. Templeton & Associates, Inc.
                27           Financial Data Schedule.

(1) Filed previously as an Exhibit to the Company's Annual Report in Form 10-K for the year ended September 30, 1997.
(2) Filed previously as an Exhibit to the Company's Current Report on Form 8-K for September 29, 1998.
(3) Filed previously as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-13905) and by this reference incorporated herein.
(4) Filed previously as an Exhibit to the Company's Registration Statement on Form S-4  Registration No. 333-40231) and by this reference incorporated herein.
(5) Filed previously as an Exhibit to the Company's Registration Statement on Form S-8 May 2, 1996 and by this reference incorporated herein.
(6) Filed previously as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1989 and by this reference incorporated herein.
(7) Filed previously as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and by this reference incorporated herein.
(8) Filed previously as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.
(9) Filed previously as an Exhibit to the Company's Annual report on Form 10-K for the year ended September 30, 1997 and by this reference incorporated herein.


                                  SCHEDULE IV

                      RESOURCE AMERICA, INC. & SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE
                               September 30, 1998
                                 (in thousands)

                                                                                   FINAL          PERIODIC
                                                      INTEREST                    MATURITY        PAYMENT
               DESCRIPTION                              RATE                        DATE           TERMS
               -----------                              ----                        ----           -----
FIRST MORTGAGES
       Hotel/Commercial Office, GA         Fixed interest rate of 14%              12/31/15          (a)
       Hotel GA                            Fixed interest rate of 14%              12/1/02           (a)
       Hotel, NE                           Fixed interest rate of 14.5%            9/30/02           (a)
       Condominium units, NC               Fixed interest rate of 8%               3/31/02           (a)
       Apartment bldg. PA                  Fixed interest rate of 14%              10/1/02           (a)
       Office bldg., PA                    Interest at 85% of Prime                9/30/14           (a)
       Apartment bldg., IL, 3 loans        Fixed interest rate of 7.5%             9/30/02           (a)
JUNIOR LIEN LOANS
       Apartment bldg., FL                 Fixed interest rate of 13%               7/1/00           (a)
       Office bldg., NC                    Fixed interest rate of 11.5%            12/31/11          (a)
       Apartment bldg. NJ, 2 loans         Fixed interest rates of 11.25%           9/1/05           (a)
                                             and Prime plus 1%
       Apartment bldg., CN                 Fixed interest rate of 10.85%            9/1/05           (a)
       Apartment bldg., PA                 Fixed interest rate of 14.5%            12/31/02          (a)
       Apartment bldg., NJ                 Fixed interest rate of 9%                1/1/03           (a)
       Apartment bldg., NJ, 2 loans        Fixed rates of 8% and 24%               10/31/08          (a)
       Apartment bldg., IL                 Fixed interest rate of 7.5%             4/30/03           (a)
       Office bldg. PA                     Federal Funds rate plus 2.875%          10/01/03          (a)
       Office bldg., PA 3 loans            Fixed rates ranging from 6.85%           8/1/08
                                             to 12%
       Office bldg., PA                    Fixed interest rate of 10.6%            2/07/01           (a)
       Office bldg., DC                    Interest rate of Prime plus 3%           6/1/00           (a)
       Office bldg., NJ, 3 loans           Fixed interest rate of 9.75%%            2/7/01           (a)
       Office bldg., PA, 3 loans           Rate ranging from 12% to 85% of         9/30/03           (a)
                                           the rate for $100,000 CD's
       Office bldg., PA 3 loans            Fixed interest rate of 8%                1/1/02           (a)
       Apartment bldg. CN                  Fixed interest rate of 7.5%              7/1/03           (a)
       Apartment bldg., M                  Fixed interest rate of 10%              6/30/08           (a)
       Apartment bldg., PA, 2 loans        Interest rates of 7% and 15%            12/17/02          (a)
       Apartment bldg., PA                 Fixed interest rate of 9%               12/31/02          (a)
       Apartment bldg., PA 31 loans        Fixed interest rate of 12%               7/1/16           (a)
       Apartment bldg., PA                 85% of 30 day $100,000 rate CD          10/31/98
                                             plus 2.75%
       Apartment bldg., PA                 Fixed interest rate of 9.28%            11/1/22
       Condominium Units, NC               Fixed interest rate of 8.0%             3/31/02           (a)
       Office bldg., Washington, DC,       Fixed interest rate of 12% and Two      11/30/98          (a)
         2 loans                             thirds of the 30 day Treasury Rate
       Office bldg., PA                    Fixed interest rate of 9%               9/25/02           (a)
       Industrial bldg., Pasadena, CA      2.75% over the average cost of           5/1/01           (a)
                                             funds to FSLIC-insured savings and
                                             loan institutions
       Office bldg., Washington, DC        Fixed interest rate of 15%               8/1/08           (a)
       Retail bldg., VA, 2 loans           Fixed rates of 9.25% and 14.8%          12/1/02           (a)
       Retail bldg., VA                    Fixed interest rate of 9%                2/1/21           (a)
       Retail bldg., MN                    Fixed interest rate of 10%              12/31/14          (a)
       Retail bldg., WVA                   Fixed interest rate of 12%              12/31/16          (a)
       Retail bldg., CA                    Fixed interest rate of 9%               12/1/00           (a)
       Office/Retail bldg., PA             Interest rate of 5% plus 90% of          7/1/02           (a)
                                            Prime
       Office Bldg., WVA                   Fixed interest rate of 8.5%             12/31/00          (a)

       Single family residential           Fixed interest rates ranging from       Various
         housing 304 loans                   7.74% to 16.75%
       Note Receivable                     Fixed interest rate of 7.5%             12/31/27

                               [RESTUBBED TABLE]

                                                                  FACE              CARRYING           SUBJECT TO
                                                  PRIOR         AMOUNT OF           AMOUNT OF           DELINQUENT
          DESCRIPTION                             LIENS         MORTGAGES           MORTGAGES            INTEREST
          -----------                             -----         ---------           ---------            --------
FIRST MORTGAGES
       Hotel/Commercial Office, GA            $       --          $5,800             $6,284               --
       Hotel GA                                       --           3,625              1,453               --
       Hotel, NE                                      --           6,005              4,082               --
       Condominium units, NC                          --           1,670              1,724               49
       Apartment bldg. PA                             --             400                402               --
       Office bldg., PA                               --           6,000              3,754               --
       Apartment bldg., IL, 3 loans                   --          17,460             17,333               --
JUNIOR LIEN LOANS
       Apartment bldg., FL                         2,096           4,100              1,214               --
       Office bldg., NC                            1,750           3,500              1,800               --
       Apartment bldg. NJ, 2 loans                 5,962          11,615              4,500               --

       Apartment bldg., CN                         1,800           7,520              3,918               --
       Apartment bldg., PA                         2,570           4,500              2,633               --
       Apartment bldg., NJ                           625           1,798                735               93
       Apartment bldg., NJ, 2 loans                2,136           3,375              1,200               --
       Apartment bldg., IL                        10,000          24,083             10,580               --
       Office bldg. PA                            60,000          31,000             35,082               --
       Office bldg., PA 3 loans                   43,925          44,000             16,378               --

       Office bldg., PA                              840           5,400                817               --
       Office bldg., DC                              685             900                749               --
       Office bldg., NJ, 3 loans                   2,387           4,800              2,244               --
       Office bldg., PA, 3 loans                   2,213           3,116              1,312               --

       Office bldg., PA 3 loans                   17,784          40,644             13,576               --
       Apartment bldg. CN                         11,942          14,500              6,600               --
       Apartment bldg., M                         16,000           1,300              1,374               --
       Apartment bldg., PA, 2 loans                1,000           1,454                880               --
       Apartment bldg., PA                         2,997           5,000              1,760               --
       Apartment bldg., PA 31 loans                2,860              --              1,081               --
       Apartment bldg., PA                         3,113           3,205                982               --

       Apartment bldg., PA                         2,478           3,155                809               --
       Condominium Units, NC                          --           3,550              3,564               13
       Office bldg., Washington, DC,               6,548          13,283              6,889               --
         2 loans
       Office bldg., PA                            1,750           1,150                570               --
       Industrial bldg., Pasadena, CA              2,000           3,000                338               --


       Office bldg., Washington, DC               80,684         100,971             20,041               --
       Retail bldg., VA, 2 loans                  34,960          45,000              8,358               --
       Retail bldg., VA                            1,413           3,961                671               --
       Retail bldg., MN                            2,088           1,776                602               --
       Retail bldg., WVA                             994           1,400                488               --
       Retail bldg., CA                            1,969           2,271                942               --
       Office/Retail bldg., PA                     2,611           3,400              1,299               --
       Office Bldg., WVA                           2,400           6,398                538               --
                                                --------        --------           --------             ----
                                                 332,580         446,085            189,556              155
       Single family residential
         housing, 304 loans                         (d)           12,114             12,235               --
       Note Receivable                              (d)            8,267              1,450               --
                                                --------        --------           --------             ----
       Balance at September 30, 1998            $332,580        $466,466           $203,241(c)          $155
                                                ========        ========           ========             ====

                 Reconciliation of the total carrying amount of real estate loans for the year follow:
                 Balance at October 1, 1997                           $ 89,216
                   Additions during the period:
                      New mortgage loans             $337,087
                      Accretion of discount             6,520
                      Additions of residential
                         mortgage loans                13,685
                      Additions of existing loans       6,181          363,473
                                                      -------------------------
                 Deductions during the period:
                      Collections of principal       ( 76,915)
                      Cost of mortgage old           (172,533)        (249,448)
                                                      -------------------------

                 Balance at September 30, 1998                        $203,241(c)
                                                                      ========
(a) All net cash flows from the property
(b) Cost for Federal Income tax purposes equals $212,303
(c) Reconciliation shown without allowance for possible losses.
(d) Not practical to determine.