Form 10-Q
period 1998-12-31
RESOURCE AMERICA INC
filed 1999-02-12
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-4408


                             RESOURCE AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               72-0654145
         ----------                                             ------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1521 Locust Street
Suite 400
Philadelphia, PA                                                   19102
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

                               Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of the latest practicable date:

             21,936,902 Shares                  February 9, 1999

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1998 (Unaudited)
            and September 30, 1998.......................................      3

         Consolidated Statements of Income (Unaudited)
            Three Months Ended December 31, 1998 and 1997................      4

         Consolidated Statements of Comprehensive Income (Unaudited)
            Three Months Ended December 31, 1998 and 1997................      5

         Consolidated Statement of Changes in Stockholders' Equity
            (Unaudited) Three Months Ended December 31, 1998.............      6

         Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended December 31, 1998 and 1997................      7

         Notes to Consolidated Financial Statements -
            December 31, 1998 (Unaudited)................................   8-12

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................  13-21

PART II. OTHER INFORMATION

Item 6.  Exhibits

                          PART I. FINANCIAL INFORMATION
                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         December 31,       September 30,
                                                                             1998                1998
                                                                        -------------       -------------
                                                                         (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                            $   51,154           $   78,080
   Accounts and notes receivable                                            15,005                9,461
   Prepaid expenses and other current assets                                 5,157                3,109
                                                                        ----------           ----------
               Total Current Assets                                         71,316               90,650

Investments in Real Estate Loans (less allowance for
     possible losses of $1,331 and $1,191)                                 205,358              202,050

Investments in Leases and Notes Receivable (less allowance for
     possible losses of  $1,737 and $1,602)                                 33,836               24,977

Investment in Resource Asset Investment Trust                                9,195               11,912

Property and Equipment
   Oil and gas properties and equipment                                     47,863               44,516
      (successful efforts)
   Gas gathering and  transmission facilities                                7,131                6,751
   Other                                                                     9,999                9,133
                                                                        ----------           ----------
                                                                            64,993               60,400
   Less - accumulated depreciation, depletion
      and amortization                                                     (17,895)             (16,915)
                                                                        ----------           ----------

               Net Property and Equipment                                   47,098               43,485
Other Assets
   (less accumulated amortization of $4,021 and $3,112)                     53,115               53,373
                                                                        ----------           ----------
                                                                        $  419,918           $  426,447
                                                                        ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Borrowings under credit facilities                                   $    1,125           $    5,166
   Accounts payable - trade                                                  8,852               12,864
   Accrued liabilities                                                      22,508               18,648
   Accrued interest                                                          5,534                2,226
   Estimated income taxes                                                    3,878                6,242
   Current portion of long-term debt                                         7,460                7,264
                                                                        ----------           ----------
               Total Current Liabilities                                    49,357               52,410

Long-Term Debt                                                             129,588              133,016
Deferred Income Taxes                                                            -                1,764
Other Long-Term Liabilities                                                    687                2,779
Commitments and Contingencies                                                    -                   -

Stockholders' Equity
   Preferred stock, $1.00 par value:  1,000,000 authorized shares                -                   -
   Common stock, $.01 par value: 49,000,000 authorized shares                  230                  230
   Net unrealized loss on investment                                        (1,820)                 (43)
   Additional paid-in capital                                              208,733              208,588
   Less treasury stock, at cost                                            (17,713)             (17,890)
   Less loan receivable for Employee Stock
       Option Plan ("ESOP")                                                 (1,591)              (1,591)
   Retained earnings                                                        52,447               47,184
                                                                         ---------           ----------
                  Total Stockholders' Equity                               240,286              236,478
                                                                         ---------           ----------
                                                                        $  419,918           $  426,447
                                                                        ==========           ==========

           See accompanying notes to Consolidated Financial Statements

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)


                                                                        Three Months Ended December 31,
                                                                        -------------------------------
                                                                             1998             1997
                                                                             ----             ----
REVENUES
    Real Estate Finance.................................                 $   10,856       $   9,392
    Equipment Leasing....................................                     4,406           3,172
    Energy...............................................                    21,003           1,815
     Interest and Other.................................                        973             701
                                                                         ----------       ---------
                                                                             37,238          15,080

COSTS AND EXPENSES
    Real Estate Finance.................................                      1,991           1,523
    Equipment Leasing...................................                      2,033           1,325
    Energy..............................................                     16,919             883
    General and Administrative..........................                      1,292             927
    Depreciation, Depletion and Amortization............                      1,748             508
    Interest............................................                      4,025           3,870
    Provision for Possible Losses.......................                        577             318
                                                                         ----------       ---------
                                                                             28,585           9,354
                                                                         ----------       ---------

Income Before Income Taxes and Extraordinary Item                             8,653           5,726

Provision for Income Taxes..............................                      2,942           1,775
                                                                         ----------       ---------

Income Before Extraordinary Item........................                      5,711           3,951
Extraordinary Item - gain on early
    extinguishment of debt, net of taxes of $150........                        291               -
                                                                         ----------       ---------

NET INCOME..............................................                 $    6,002       $   3,951
                                                                         ==========       =========

Net Income Per Common Share - Basic Before
Extraordinary Item......................................                 $      .26       $     .28
Extraordinary Item......................................                        .01               -
                                                                         ----------       ---------

Net Income Per Common Share - Basic.....................                 $      .27       $     .28
                                                                         ==========       =========

Weighted Average Common Shares Outstanding..............                     21,871          14,199
                                                                         ==========       =========

Net Income Per Common Share - Diluted Before
  Extraordinary item....................................                 $      .26       $     .27
Extraordinary Item......................................                        .01               -
                                                                         ----------       ---------

Net Income Per Common Share - Diluted...................                 $      .27       $     .27
                                                                         ==========       =========

Weighted Average Common Shares..........................                     22,393          14,718
                                                                         ==========       =========


           See accompanying notes to Consolidated Financial Statements

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (in thousands)

                                                                        Three Months Ended December 31,
                                                                        -------------------------------
                                                                            1998             1997
                                                                            ----             ----
Net Income................................................               $    6,002       $    3,951

Other Comprehensive Income:
   Unrealized loss on investments.........................                  $(2,717)               -
   Tax effect.............................................                      940                -
                                                                          ---------       ----------
                                                                             (1,777)               -
                                                                          ---------       ----------

Comprehensive Income......................................               $    4,225       $    3,951
                                                                         ==========       ==========




           See accompanying notes to Consolidated Financial Statements

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Three Months Ended December 31, 1998
                                   (Unaudited)
                        (in thousands, except share data)



                                                                Net
                                         Common Stock       Unrealized   Additional
                                         ------------        Loss on       Paid-In
                                    Shares       Amount     Investment     Capital
-----------------------------------------------------------------------------------
Balance, September 30, 1998        22,969,108     $230        $(43)      $208,588

Treasury shares issued                                                        (99)

Issuance of common stock               68,534        -                        244

Net Income

Other Comprehensive Income:

   Unrealized loss on Investment,
     net of tax                                             (1,777)

Dividends ($.03 per share)
                                   ----------     ----     -------       --------
Balance, December 31, 1998         23,037,642     $230     $(1,820)      $208,733
                                   ==========     ====     =======       ========

(RESTUBBED TABLE)


                                       Treasury Stock         ESOP                      Total
                                       --------------         Loan      Retained    Stockholders'
                                     Shares       Amount    Receivable  Earnings       Equity
---------------------------------------------------------------------------------------------
Balance, September 30, 1998        (1,109,151)   $(17,890)  $(1,591)     $47,184     $236,478

Treasury shares issued                  8,411         177                                  78

Issuance of common stock                                                                  244

Net Income                                                                 6,002        6,002

Other Comprehensive Income:

   Unrealized loss on Investment,
     net of tax                                                                        (1,777)

Dividends ($.03 per share)                                                  (739)        (739)
                                   ----------    --------   -------      -------     --------
Balance, December 31, 1998         (1,100,740)   $(17,713)  $(1,591)     $52,447     $240,286
                                   ==========    ========   =======      =======     ========

           See accompanying notes to Consolidated Financial Statements

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                     Three Months Ended December 31,
                                                                     -------------------------------
                                                                         1998              1997
                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................            $  6,002           $  3,951
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization..........................               1,748                508
   Amortization of discount on senior note and
     deferred finance costs.............................                   269                208
   Provision for possible losses..........................                 577                318
   Deferred income taxes.................................                 (975)               826
   Accretion of discount..................................              (6,662)            (4,388)
   Collection of interest.................................               3,716              2,938
   Extraordinary gain on debt extinguishment..............                (291)              -
   Gain on asset dispositions.............................              (4,950)            (4,740)
Change in operating assets and liabilities:
   Increase in accounts receivable and other current
     assets ..............................................              (7,605)            (3,458)
   Decrease in accrued income taxes.......................              (2,364)              -
   Increase in accounts payable and other current
     liabilities .........................................              10,970              1,410
                                                                      --------           --------

Net cash provided by (used in) operating activities.......                 435             (2,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid in business acquisitions....................                -                  (997)
Cost of equipment acquired for lease......................             (39,703)           (15,972)
Capital expenditures......................................              (4,602)            (1,811)
Principal payments on notes receivable....................               4,390             34,895
Proceeds from sale of assets..............................              46,248             20,839
Increase in other assets.................................                 (787)              (974)
Investments in real estate loans.........................              (17,253)           (79,232)
Increase (decrease) in other liabilities..................              (9,906)             1,168
Payments received in excess of revenue recognized
   on leases..............................................               1,443                437
                                                                      --------           --------

Net cash used in investing activities.....................             (20,170)           (41,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings......................................              25,300               -
Principal payments on long-term borrowings................             (27,803)              (704)
Short-term borrowings.....................................              22,019              6,670
Principal payment on short-term borrowings................             (26,230)            (2,245)
Dividends paid............................................                (739)              (470)
Purchase of treasury stock................................                -                  (440)
Increase in other assets..................................                 (60)               (15)
Proceeds from issuance of stock...........................                 322                 85
                                                                      --------           --------

Net cash (used in) provided by financing activities.......              (7,191)             2,881
                                                                      ---------          --------

Decrease in cash and cash equivalents.....................             (26,926)           (41,193)


Cash and cash equivalents at beginning of period..........              78,080             69,279
                                                                      --------           --------
Cash and cash equivalents at end of period................            $ 51,154           $ 28,086
                                                                      ========           ========

           See accompanying notes to Consolidated Financial Statements

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- DECEMBER 31, 1998 (Unaudited)

NOTE 1 - Management's Opinion Regarding Interim Financial Statements

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim period included herein have been made.

         Certain reclassifications have been made to the consolidated financial statements for the quarter ended December 31, 1997 to conform with the quarter ended December 31, 1998.

         Unless otherwise indicated, all information set forth herein gives effect to the three-for-one stock split (effected in the form of a 200% stock dividend) in June 1998.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.


NOTE 2 - Summary of Significant Accounting Policies

Revenue Recognition

         The Company contracts to drill oil and gas wells on a fixed fee basis. These contracts are accounted for under the completed-contract method. Costs in excess of amounts billed are classified as accounts receivable. Billings in excess of costs are classified as accounts payable. Upon completion of individual contracts, billings and accumulated costs are credited and charged to current operations.

Futures Contracts

           The Company enters into natural gas futures contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by the Company are commitments to purchase or sell natural gas at a future date and generally cover one month periods for up to 18 months in the future. Realized gains (losses) are recorded in the income accounts in the month(s) that the futures contracts are intended to hedge. Unrealized gains (losses) are deferred until realized. Deferred losses were $43,000 at December 31, 1998.

Comprehensive Income

         Effective October 1, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components. Comprehensive income is defined as changes in stockholders' equity from nonowner sources and, for the Company, includes net income and changes in the fair value of marketable securities.

Earnings Per Share

The following table presents a reconciliation of the numerators and denominators used in the comparison of net income per common share-basic and net income per common share-diluted for the quarters ended December 31, 1998 and 1997:

                                                                        Three Months Ended December 31,
                                                                        -------------------------------
                                                                        1998                        1997
                                                                        ----                        ----
                                                                                  (in thousands)
Income before extraordinary item..........................           $     5,711                $    3,951
Extraordinary gain on early extinguishment
   of debt (net of taxes of $150).........................                   291                    -
                                                                     -----------                ----------
Net income                                                           $     6,002                $    3,951
                                                                     ===========                ==========

Basic weighted average shares of common
   stock outstanding......................................                21,871                    14,199
Dilutive effective of stock option and
   award plans............................................                   522                       519
                                                                     -----------                ----------

Dilutive weighted average shares of common stock..........                22,393                    14,718
                                                                     ===========                ==========


Note 3 - Cash Flow Statements

Supplemental disclosure of cash flow information:

                                                                          Three Months Ended December 31,
                                                                          -------------------------------
                                                                         1998                       1997
                                                                         ----                       ----
                                                                                   (in thousands)
       Cash paid during the period for:
         Interest.........................................           $       448                 $     173
         Income taxes.....................................                 6,246                     4,180

       Non-cash activities include the following:
         Notes received in exchange for:
           Sales of leases                                                   -                       3,891
           Sales of residential mortgage loans                               -                       8,093
           Sale of a senior lien interest.................                   -                       1,000
         Stock issued in acquisitions.....................                   -                       2,500

         Details of acquisitions:
           Fair value of assets acquired..................                  -                        3,545
           Debt issued....................................                  -                          (48)
           Stock issued...................................                  -                       (2,500)
                                                                     -----------                ----------

         Net cash paid....................................           $      -                    $     997
                                                                     ===========                 =========


NOTE 4 - Acquisition

On September 29, 1998, the Company acquired The Atlas Group, Inc. ("Atlas") in exchange for 2,063,496 shares of the Company's Common Stock and the assumption of Atlas debt. Atlas is primarily involved in the energy finance business through the syndication of oil and gas properties in the Appalachian basin. The acquisition has been accounted for as a purchase and accordingly the purchase price has been allocated to assets and liabilities based on their fair market values at the date of acquisition.

The following table reflects unaudited pro forma combined results of operations of the Company and Atlas presented as if the acquisition had taken place at the beginning of the prior fiscal year, pro forma information for the current year is not presented as the operations of Atlas are included in the Company's Consolidated Financial Statements:

                                                           Three Months Ended
                                                            December 31, 1997
                                                            -----------------
                                                          (in thousands, except
                                                              share amounts)

         Revenues........................................     $    33,189
         Net income .....................................           4,783
         Net income per common share-diluted ............             .28
         Shares used in computation......................          16,901


These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to: (i) depletion, depreciation and amortization expense attributable to allocation of the purchase price; (ii) general and administrative expenses for certain cost reductions realized from the combining of operations; and (iii) interest expense for additional borrowings. They do not purport to be indicative of the results of operation which actually would have resulted had the combination been consummated at the beginning of the period or of future results of operations of the consolidated entities.

NOTE 5 - Investments in Real Estate Loans

         The Company has primarily focused its real estate activities on the purchase of income producing commercial mortgages at a discount from both the face value of such mortgages and the appraised value of the properties underlying the mortgages. The Company records as income the accretion of a portion of the difference between its cost basis in a commercial mortgage and the sum of projected cash flows therefrom. Cash received by the Company for payment on each mortgage is allocated between principal and interest. This accretion of discount amounted to $2.9 million and $1.5 million during the three months ended December 31, 1998 and 1997, respectively. As the Company sells senior lien interests or receives funds from refinancings of such mortgages, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At December 31, 1998, the Company held commercial real estate loans having aggregate face values of $696.7 million, which were being carried at aggregate cost of $197.1 million, including cumulative accretion. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the three months ended December 31, 1998 and 1997.


                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                           1998                1997
                                                                           ----                ----
                                                                                 (in thousands)
     Commercial mortgage loan balance,
       beginning of period..................................            $188,651              $88,816
     New loans..............................................               5,479               63,648
     Additions to existing loans............................               3,502                1,998
     Provision for possible losses..........................                (100)                 (52)
     Accretion of discount (net of collection of interest)                 2,946                1,450
     Collection of principal................................                -                 (35,250)
     Cost of loans sold.....................................              (3,334)              (3,568)
                                                                   -------------        -------------
     Commercial mortgage loan balance,
        end of period                                                    197,144              117,042
     Investments in residential mortgage loans
        (less an allowance for possible losses of
        $326 and $16).......................................               8,214               11,842
                                                                   -------------         ------------

     Total real estate loans                                       $     205,358         $    128,884
                                                                   =============         ============


A summary of activity in the Company's allowance for possible losses related to real estate loans for the three months ended December 31, 1998 and 1997 is as follows:



                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                           1998                1997
                                                                           ----                ----
                                                                                 (in thousands)

         Balance, beginning of period.......................       $       1,191         $        400
         Provision for possible losses:
                 Commercial.................................                 100                   52
                 Residential................................                  40                   16
         Writeoffs..........................................                -                   -
                                                                   -------------         ------------

         Balance, end of period.............................       $       1,331         $        468
                                                                   =============         ============

         In December 1998, the Company sold a senior lien interest to RAIT at a purchase price of $4.0 million and recognized a gain of $2.0 million.

NOTE 6-Investments in Leases and Notes Receivable

         Components of the investment in leases and notes receivable as of December 31, 1998 and 1997, including residual values are as follows:


                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                           1998                1997
                                                                           ----                ----
                                                                                 (in thousands)

     Total minimum lease payments receivable..............         $      17,366         $      5,383
     Initial direct costs, net of amortization............                   260                   95
     Unguaranteed residual................................                10,311                  425
     Unearned lease income................................                (6,365)              (1,205)
                                                                   -------------         ------------

     Investment in leases.................................                21,572                4,698
     Notes receivable.....................................                14,001                9,008
     Allowance for possible losses........................                (1,737)                (492)
                                                                   -------------         ------------
     Investment in leases and notes receivable............         $      33,836         $     13,214
                                                                   =============         ============


A summary of activity in the Company's allowance for possible losses related to direct financing leases and notes receivable for the three months ended December 31, 1998 and 1997 follows:


                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                           1998                1997
                                                                           ----                ----
                                                                                 (in thousands)

     Balance, beginning of period.........................         $       1,602          $       248
     Provision for possible losses........................                   424                  250
     Write offs...........................................                  (289)                  (6)
                                                                   -------------          -----------
     Balance, end of period                                        $       1,737          $       492
                                                                   =============          ===========

Note 7-Subsequent Event

         On February 4, 1999 the Company acquired all the common stock of JLA Credit Corporation ("JLA"). The transaction was valued at $357 million which was comprised of cash, $143 million in non-recourse financing and the assumption of JLA debt. JLA is a small ticket leasing company focusing on programs with vendors and manufacturers primarily in the high technology, machine tool, printing and Japanese business segments.

         The JLA acquisition will be recorded utilizing the purchase method of accounting and accordingly the results of operations of JLA will be included in the Company's consolidated financial statements commencing February 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of First Quarter of Fiscal 1999

              In September 1998, the Company acquired Atlas, a company primarily involved in energy finance through the syndication of oil and gas properties. Results of operations include the operations of Atlas from the date of purchase, and accordingly energy operations are not comparable to the similar period of the prior year, however, see Note 4.

         The Company's gross revenues were $37.2 million in the first quarter of fiscal 1999, an increase of $22.1 million (147%) from $15.1 million in the first quarter of fiscal 1998. The increase in total revenues during the first quarter of fiscal 1999 was primarily due to an increase of $19.2 million in the revenues from the Company's energy business to $21.0 million from $1.8 million in the first quarter of fiscal 1998. This is due to the acquisition of Atlas on September 29, 1998. Energy revenues were 56% and 12% of total revenues in the first quarter of fiscal 1999 and 1998, respectively. In addition, equipment leasing revenues were $4.4 million in the first quarter of fiscal 1999 an increase of $1.2 million (39%) from $3.2 million in the first quarter of fiscal 1998. Real estate finance (commercial and residential mortgage loans) revenues were $10.9 million in the first quarter of fiscal 1999, an increase of $1.5 million (16%) from $9.4 million in the first quarter of fiscal 1998. Real estate finance (commercial and residential mortgage loans) and equipment leasing revenues were 41% and 83% of total revenues in the first quarter of fiscal 1999 and 1998, respectively

         As of December 31, 1998, total assets were $419.9 million. Real estate finance assets were 51% and 58% and equipment leasing assets were 10% and 6% of total assets at December 31, 1998 and September 30, 1998, respectively. Energy assets were 23% and 21% of total assets at December 31, 1998 and September 30, 1998, respectively.

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenues recognized and cost and expenses incurred in the Company's real estate finance operations during the periods indicated:


                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                           1998                1997
                                                                           ----                ----
                                                                                 (in thousands)
Revenues:
Commercial mortgage loan
 acquisition and resolution:
         Interest.........................................           $     3,716          $     2,938
         Accreted discount................................                 2,946                1,450
         Fees.............................................                   969                1,775
         Gains on sales of senior lien
           interests and loans............................                 2,370                1,528
                                                                     -----------          -----------

                                                                          10,001                7,691
                                                                     -----------          -----------

Residential mortgage lending:
         Gains on sales of residential
           mortgage loans.................................                   337                1,421
         Interest.........................................                   261                   64
         Origination and other income.....................                   257                  216
                                                                     -----------          -----------

                                                                             855                1,701
                                                                     -----------          -----------

                                                                     $    10,856          $     9,392
                                                                     ===========          ===========

Costs and Expenses:
         Commercial mortgage loan acquisition
           and resolution.................................           $       478          $       380
         Residential mortgage lending.....................                 1,513                1,143
                                                                     -----------          -----------

                                                                     $     1,991          $     1,523
                                                                     ===========          ===========

Commercial Mortgage Loan Acquisition and Resolution.

         Revenues from commercial mortgage loan acquisition and resolution operations increased to $10.0 million in the quarter ended December 31, 1998; an increase of $2.3 million (30%) from $7.7 million in the quarter ended December 31, 1997. The increase was attributable to the following:

        (i) An increase of $2.3 million (52%) in interest income including an increase of $1.5 million of accretion of discount) resulting from an increase of $89.7 million in the average book value of loans outstanding during the period to $192.9 million as compared to $103.2 million for the same period in the prior fiscal year.

        (ii) An increase of $842,000 (55%) in gains from sales of senior lien interests. The Company sold senior lien interests in two loans in the quarter ended December 31, 1998 resulting in proceeds of $5.7 million as compared to six loans resulting in proceeds of $5.3 million in the quarter ended December 31, 1997. In the quarter ended December 31, 1998, proceeds of $4.0 million from the sale to RAIT of a senior lien interest in one loan, resulted in a gain of $2.0 million.

        (iii) A decrease of $806,000 in fee income (45%) resulting from a one-time fee of $850,000 earned in the first quarter of fiscal 1999 for services rendered to an existing borrower in connection with the operation, leasing and supervision of the collateral securing the Company's loan, as compared to the first quarter of fiscal 1998 when the Company received fees for services rendered in connection with financial advisory and consultation services related to the organization of RAIT ($830,000) and financial advisory services to a borrower whose loan the Company later acquired ($900,000).

         In recent years and especially during fiscal 1998, the Company's resources have increased considerably, enabling the Company to acquire loans much larger than those it had previously acquired and to increase the amount of its average net investment in loans. For loans acquired through the fiscal year ended September 30, 1997, the average receivable balance for loans acquired was $6.1 million and the average investment cost was $3.2 million. During the year ended September 30, 1998, the average receivable balance for loans acquired was $37.2 million and the average investment cost was $27.8 million. The Company does not, however, pursue a fixed policy of seeking larger loans and, accordingly, will acquire larger loans only when attractive opportunities are presented and the Company has, or can obtain (through loan financing, sale of senior lien interests in existing loans or other means) sufficient investment funds. The Company continues to seek and acquire smaller loans.

         During the three months ended December 31, 1998, the Company acquired two loans for a cost of $5.5 million, as compared to the purchase and origination of five loans for a cost of $63.6 million (including $35.3 million of costs with respect to one loan which were reduced immediately upon loan acquisition by first mortgage financing arranged by the Company), during the three months ended December 31, 1997. The two loans acquired during the quarter ended December 31, 1998 had outstanding receivable balances of $1.5 million and $4.0 million. During the quarter ended December 31, 1997, the average of loans acquired (excluding the $35.3 million financing referred to above) ranged from $1.5 million to $14.6 million.

         Gains on sale of loans and senior lien interests in loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in the Company's gain on sale and fee income from period to period.

         As a consequence of the foregoing, the Company's yield (gross commercial mortgage loan acquisition and resolution revenues, including gains resulting from refinancings, sales of loans and sales of senior lien interests in loans, divided by the book value of average loan balances) decreased to 21% in the quarter ended December 31, 1998 as compared to 30% in the quarter ended December 31, 1997.

         Costs and expenses of the Company's commercial mortgage loan operations were $478,000 in the quarter ended December 31, 1998, an increase of $98,000 (26%) from $380,000 in the quarter ended December 31, 1997. The increase was primarily a result of hiring additional personnel and increased compensation to existing employees.

         As a result of the foregoing, the Company's operating profit from commercial mortgage loan acquisition and resolution operations increased to $9.5 million in the quarter ended December 31, 1998, as compared to $7.3 million in the same period in the prior year.

         Residential Mortgage Lending. During the quarter ended December 31, 1998, the Company originated 140 residential mortgage loans aggregating $8.3 million as compared to the origination and purchase of 300 loans at a total cost of $14.5 million during the quarter ended December 31, 1997. The Company may opportunistically purchase residential mortgage loans although its focus is on residential mortgage loan originations. During fiscal 1998, the Company had a program for originating "125 loans" which was terminated at the end of the fiscal year. At December 31, 1998, the Company held $4.4 million of "125 loans", all of which were held for sale.

         The Company sold residential mortgage loans with a book value of $8.9 million and $11.0 million during the three months ended December 31, 1998 and 1997, respectively, resulting in gains of $337,000 and $1.4 million for the same periods. In the quarter ended December 31, 1997, the Company sold certain originated and acquired residential mortgage loans for a note in the principal amount of $8.3 million of which $6.8 million has been paid through December 31, 1998. The $6.8 million payment was funded by a loan to the purchaser from an unaffiliated bank and was guaranteed by the Company and secured by the residential mortgage loans sold to the purchaser. The Company has taken such guarantee into consideration in establishing its allowance for possible losses. The Company recognized a gain of $1.2 million on this transaction. Interest income from loans held was $261,000 in the first quarter of fiscal 1999, an increase of $197,000 (308)% from $64,000 in the first quarter of fiscal 1998. Fees from origination activities, during the first quarter of fiscal 1999 were $257,000 an increase of $41,000 (19%) from $216,000 in the first quarter of fiscal 1998. The increase in interest and fees is a result of an increase in the portfolio size as compared to the similar period of the prior year. The Company commenced residential mortgage loan operations in the quarter ended December 31, 1997.

         Costs and expenses associated with residential mortgage lending operations were $1.5 million in the quarter ended December 31, 1998, and increase of $370,000 (32%) from $1.1 million in the quarter ended December 31, 1997. In addition, the Company incurred $239,000 and $149,000 of depreciation and amortization, $29,000 and $95,000 of interest expense and $40,000 and $16,000 in provision for possible losses, in the three months ended December 31, 1998 and 1997, respectively.

         As a result of the foregoing, the Company's residential mortgage lending business incurred a loss from operations of $926,000 for the quarter ended December 31, 1998, as compared to income from operations of $298,000 in the same period of the prior year.

Results of Operations: Equipment Leasing

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in the Company's equipment leasing operations during the periods indicated:

                                                                    Three Months Ended December 31,
                                                                    -------------------------------
                                                                       1998             1997
                                                                       ----             ----
                                                                            (in thousands)
Revenues:
         Small ticket leasing -
            Gains on sales of leases......................           $  2,244         $   1,788
            Interest and fees.............................              1,402               601
        Partnership management............................                673               531
        Lease finance placement and
           advisory services..............................                 87               252
                                                                     --------         ---------
                                                                     $  4,406         $   3,172
                                                                     ========         =========



Costs and Expenses:
         Small ticket leasing......................                  $  1,419         $     797
         Partnership management................                           443               338
         Lease finance placement and
           advisory services.......................                       171               190
                                                                     --------         ---------

                                                                     $  2,033         $   1,325
                                                                     ========         =========


         The Company experienced continued growth in its leasing business during the first quarter of fiscal 1999, originating 3,221 leases having a cost of $39.7 million, as compared to 1,551 leases having a cost of $16.0 million during the first quarter of fiscal year 1998. In the first quarter of fiscal 1999, the Company sold leases with a book value of approximately $29.1 million to an Intermediate Purchaser in return for cash of $31.3 million, resulting in gains on sale of $2.2 million, as compared to the first quarter of fiscal 1998, in which the Company sold leases with a book value of $14.4 million to a special-purpose financing entity in return for cash of $12.3 million and a note with a face value of $3.9 million resulting in gains on sale of $1.8 million. Payment on the note is subject to the level of lease delinquencies and realization of residuals on the sold leases. Revenues from equipment leasing were $4.4 million in the first quarter of fiscal 1999, an increase of $1.2 million (39%) from $3.2 million in the first quarter of fiscal 1998. The increase in revenues for the first quarter of fiscal 1999 was attributable to
(i) an increase in interest and fee income of $801,000 (133%) resulting from the increased volume of lease originations and (ii) an increase in the gains on sales of leases of $456,000 (26%) resulting from the increased number of leases originated and sold.

         During the quarter ended June 30, 1998, the Company began to retain for its own account the residual values of leases sold. Prior to this quarter the Company had sold its residual interests, primarily for promissory notes (aggregating $14.3 million at December 31, 1998) from Intermediate Purchasers. The Company anticipates that it will continue to retain residual interests for its own account; however, there is no established Company policy as to the retention or sale of residuals and, accordingly, the Company may determine to sell residuals in the future. The effect of retaining residuals is to reduce revenues recognized from the sale of leases at the time of sale while increasing revenues anticipated to be derived in the future from the realization of residuals. At December 31, 1998, estimated unrealized residuals approximated $10.3 million.

         Equipment leasing costs and expenses were $2.0 million in the first quarter of fiscal 1999, an increase of $708,000 (53%) from $1.3 million in the first quarter of fiscal 1998. The increase was primarily a result of higher operating costs associated with the increase in lease originations.

Results of Operations: Energy and Energy Finance

         The following table sets forth certain information relating to revenues recognized and costs and expenses incurred in the Company's energy and energy finance operations during the periods indicated:


                                                                          Three Months Ended December 31,
                                                                          -------------------------------
                                                                              1998           1997
                                                                              ----           ----
Revenues:
              Production.................................                $    2,520     $     1,232
              Gas Marketing.............................                      5,877               -
              Well Construction.........................                     10,401               -
              Well Services.............................                      2,205             583
                                                                         ----------     -----------
                                                                         $   21,003     $     1,815
                                                                         ==========     ===========

Costs and Expenses:
              Exploration and Production................                 $    1,322     $       574
              Gas Marketing.............................                      5,573               -
              Well Construction.........................                      9,313               -
              Well Services.............................                        711             309
                                                                         ----------     -----------
                                                                         $   16,919     $       883
                                                                         ==========     ===========


A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                                                                          Three Months Ended December 31,
                                                                          -------------------------------
                                                                               1998          1997
                                                                               ----          ----
Revenues (in thousands)(1)
  Gas ....................................................                $   2,289      $    1,017
  Oil ....................................................                $     172      $      201

Production volumes
  Gas (thousands of cubic feet ("mcf")/day)...............                   10,522           4,198
  Oil (barrels ("bbls")/day)..............................                      154             124

Average sales price
  Gas (per mcf)...........................................                $    2.36      $     2.63
  Oil (per bbl)...........................................                $   12.15      $    17.52


(1) Excludes sales of residual gas and sales to landowners.

         Natural gas revenues were $2.3 million in the quarter ended December 31, 1998, an increase of $1.3 million (125%) from $1.0 million in the first quarter of fiscal 1998 due to a 151% increase in production volumes, partially offset by a 10% decrease in the price received per mcf. Without the addition of Atlas, natural gas revenues would have decreased $106,000 (10%) due to a 6% decrease in price received per mcf and a 5% decrease in production volumes as compared to the same period of fiscal 1998. Oil revenues were $172,000 in the first quarter of fiscal 1999 a decrease of $29,000 (14%) from $201,000 in the first quarter of fiscal 1998, due to a 31% decrease in the average sales price of oil during the first quarter of fiscal 1999. The decrease was partially offset by a 24% increase in production volumes as compared to fiscal 1998. Without the addition of Atlas, oil revenues would have decreased 28,000 (14%) due to a 31% decrease in the average sales price of oil, partially offset by a 24% increase in production volumes as compared to fiscal 1998.

           Well construction revenues and expenses represents the billings and costs associated with the completion of 53 wells by Atlas.

          Well services revenues and related costs both increased significantly as a result of an increase in the number of wells operated from approximately 1,100 to approximately 2,500 after the acquisition of Atlas.

         A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas, for the three months ended December 31, 1998 and 1997 are as follows:

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                     1998               1997
                                                     ----               ----

Production Costs
As a percent of sales............................    46%                 42%
Gas (mcf)........................................  $1.10               $1.14
Oil (bbl)........................................  $6.58               $6.79

         The increase in production costs as a percent of sales is a result of a decrease in the price received for both gas and oil in the quarter ended December 31, 1998 as compared to the prior fiscal year. Production costs were $1.2 million in the quarter ended December 31, 1998 an increase of $637,000 (123%) from $519,000 in the quarter ended December 31, 1997 as a result of costs associated with the wells acquired through Atlas.

         Amortization of oil and gas properties as a percentage of oil and gas production revenues was 24% in the quarter ended December 31, 1998 compared to 15% in the quarter ended December 31, 1997. The variance from period to period was directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.


Results of Operations: Other Revenues, Costs and Expenses

         Interest and other income was $973,000 in the quarter ended December 31, 1998, an increase of $272,000 (39%) as compared to the quarter ended December 31, 1997, due to the recognition of dividend income of $426,000 from RAIT in the first quarter of fiscal 1999. RAIT paid no dividend in the first quarter of fiscal 1998, since it had not yet commenced business operations. This increase was partially offset by a decrease in interest earned as a result of a decrease in the amount of uncommitted funds invested.

         General and administrative expenses were $1.3 million in the quarter ended December 31, 1998, an increase of 365,000 (39%) as compared to $927,000 for the quarter ended December 31, 1997, primarily as a result of the hiring of additional corporate staff and increases in the compensation of senior officers.

         Provision for possible losses were $577,000 in the quarter ended December 31, 1998 an increase of $259,000 (81%) as compared to a provision of $318,000 in the quarter ended December 31, 1997. The increase primarily relates to equipment leasing ($424,000) and real estate finance ($140,000). The increased provisions reflect the increases in both lease originations and investments in real estate loans. In establishing the Company's allowance for possible losses in connection with its real estate finance and equipment leasing operations, the Company considers among other things, the historic performance of the Company's loan or lease portfolios, industry standards and experience regarding losses in similar loans or leases and payment history on specific loans and leases, as well as general economic conditions in the United States, in the borrower's or lessee's geographic area and in its specific industry.

         The effective tax rate increased to 34% in the quarter ended December 31, 1998 from 31% in the quarter ended December 31, 1997. The fiscal 1999 increase resulted from: (i) an increase in the statutory rate due to an increase in the Company's pre-tax earnings; (ii) an increase in amortization of goodwill, which is not deductible for tax purposes; (iii) a decrease in tax exempt interest in relationship to pre-tax income; and (iv) an increase in state income taxes.


Liquidity and Capital Resources

         During the past three fiscal years, the Company has derived its capital resources from three main sources: public and private offerings of debt and equity securities, lines of credit and purchase facilities extended by banks and other institutional lenders with respect to equipment leasing, residential mortgage and energy operations, and sales of senior lien interests in or borrower refinancings of commercial mortgage loans held in the Company's portfolio. The Company has employed its available capital resources primarily in the expansion of its real estate finance and equipment leasing businesses, and expects that it will continue to do so for the foreseeable future. However, through its acquisition of Atlas, the Company has significantly expanded its oil and gas operations and, as a result, may direct capital resources to oil and gas operations as other opportunities arise or as the Company's oil and gas business develops.

         The Company believes that its future growth and earnings will be materially dependent upon its ability to continue to generate capital resources from prior sources or to identify new sources. During the last half of calendar 1998, capital markets in the United States were unstable, resulting in a loss of liquidity in credit markets and significant drops in the prices of certain securities in the equity markets. The effects of this instability were particularly pronounced for finance companies such as the Company. Although the liquidity of the credit markets has improved in recent months, the Company has not seen a similar improvement in the equity markets for finance companies. The substantial decrease in the price of the Company's Common Stock in August 1998 remains in effect, further impeding the Company's access to the equity capital markets. Accordingly, the Company anticipates that generating additional capital resources on terms similar to those available to it during the last three fiscal years may be restricted and the Company's ability to generate continued growth in its real estate finance and equipment leasing operations may be restricted. Any such restriction could adversely affect the Company's earnings potential.

         Sources and (uses) of cash for the three months ended December 31, 1998 and 1997 were as follows:


                                                                 Three Months Ended December 31,
                                                                 -------------------------------
                                                                 1998                      1997
                                                                 ----                      ----
                                                                           (in thousands)
 Provided by (used in) operations   ......................   $      435              $   (2,427)
 Used in investing activities       ......................      (20,170)                (41,647)
 (Used in) provided by financing activities...............       (7,191)                  2,881
                                                             -----------             ----------
                                                             $  (26,926)             $  (41,193)
                                                             ===========             ==========


         The Company had $51.2 million in cash and cash equivalents on hand at December 31, 1998, as compared to $78.1 million at September 30, 1998. The Company's ratio of current assets to current liabilities was 1.44 to 1.0 at December 31, 1998 and 1.73 to 1.0 at September 30, 1998. Working capital at December 31, 1998 was $22.0 million as compared to $38.2 million at September 30, 1998. The Company's ratio of earnings to fixed charges was 2.26 to 1.0 in the quarter ended December 31, 1998 as compared to 2.48 to 1.0 in the quarter ended December 31, 1997.

         Cash provided by operating activities in the first quarter of fiscal 1999 increased $2.9 million as compared to the first quarter of fiscal 1998, primarily as a result of changes in net operating assets and liabilities.

         The Company's cash used in investing activities decreased $21.5 million in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. This increase resulted primarily from a decrease in the amount of cash used to fund real estate finance activities. In commercial mortgage loan activities, the Company invested $5.5 million and $63.6 million in the acquisition or origination of two loans and five loans in the quarters ended December 31, 1998 and 1997, respectively. In addition, the Company advanced funds on existing commercial loans of $3.5 million and $2.0 million in the same respective periods. Cash proceeds received upon refinancings or sales of senior lien interests and loans amounted to $5.7 million and $39.6 million in the quarters ended December 31, 1998 and 1997, respectively. These proceeds reflect the sale of senior lien interests in or refinancing of two and six loans, respectively.

         In small ticket leasing, the Company invested $39.7 million and $16.0 million in the origination of 3,221 and 1,551 leases in the quarters ended December 31, 1998 and 1997, respectively. Cash proceeds received upon sales of leases amounted to $31.3 million and $12.3 million in the quarters ended December 31, 1998 and 1997, respectively.

         The Company invested $8.3 million and $14.5 million in 140 and 300 residential mortgage loans during the quarters ended December 31, 1998 and 1997, respectively. During that period, the Company received cash proceeds from the sale of some of these loans of $9.2 million and $4.3 million.

         The Company's cash flow provided by financing activities decreased $10.1 million during the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997, primarily as a result of increased payments on long and short term borrowings.

Computer Systems and Year 2000 Issues

         Based upon a recent assessment by the Company, the Company has in place Year 2000 capable systems for its commercial mortgage loan, equipment leasing and residential mortgage loan operations. The Company believes that the systems for its energy operations (excluding those of Atlas) have completed approximately 85% of the necessary remediation processes and that remediation (including testing) will be completed by April 1999. The Company believes that its embedded systems (such as natural gas monitoring systems and telephones) are Year 2000 compliant or, if not, are either not date dependent or would not materially affect the Company's operations. With respect to Atlas' systems, the Company's post-acquisition assessment has indicated that the Company will merge Atlas' systems with the Company's energy systems thereby largely eliminating remediation requirements. The Company anticipates that, Atlas' systems will be Year 2000 compliant by September 30, 1999.

         As of December 31, 1998, the Company's cost in remediation of its systems has not been material. The Company anticipates that its remaining remediation costs (including costs relating to Atlas' systems) will not exceed $100,000.

         The Company has initiated communications with all of its significant business partners through a Vendor Readiness Survey to determine their Year 2000 compliance. Responses are evaluated as they are received to determine if additional action is required to ensure compliance of the business partner. As of December 31, 1998, all of the Company's principal business partners have advised the Company that they are Year 2000 compliant or have initiated programs that will render them Year 2000 compliant in a timely fashion.

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

PART II.   OTHER INFORMATION

ITEM 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits:

                  27       Financial Data Schedule.



(b)      Reports on Form 8-K

                  During the quarter for which this report is being filed. The Registrant filed a current report on Form 8-K dated September 29, 1998 and Form 8-K/A dated December 14, 1998 regarding the acquisition of The Atlas Group, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      RESOURCE AMERICA, INC.
                                      (Registrant)


Date: February 12, 1999                    By: /s/ Steven J. Kessler
      -----------------                        ---------------------------------
                                               STEVEN J. KESSLER
                                               Senior Vice President and Chief
                                               Financial Officer

Date: February 12, 1999                    By: /s/ Nancy J. McGurk
      -----------------                        ---------------------------------
                                               NANCY J. McGURK
                                               Vice President-Finance and Chief
                                               Accounting Officer