Form 10-Q
period 1999-03-31
RESOURCE AMERICA INC
filed 1999-05-17
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-4408


                             RESOURCE AMERICA, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                             72-0654145
         --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1521 Locust Street
Suite 400
Philadelphia, PA                                                19102
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

               22,060,372 Shares                  May 14, 1999

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

PART I.       FINANCIAL INFORMATION                                                                       PAGE
                                                                                                          ----
Item 1.         Financial Statements

                Consolidated Balance Sheet - March 31, 1999 (Unaudited)
                    and September 30, 1998.........................................................          3

                Consolidated Statement of Income (Unaudited)
                    Three Months and Six Months Ended March 31, 1999 and 1998......................          4

                Consolidated Statement of Comprehensive Income (Unaudited)
                    Six Months Ended March 31, 1999 and 1998.......................................          5

                Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    Six Months Ended March 31, 1999................................................          6

                Consolidated Statement of Cash Flows (Unaudited)
                    Six Months Ended March 31, 1999 and 1998.......................................          7

                Notes to Consolidated Financial Statements (Unaudited)
                    March 31, 1999.................................................................       8-15

Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................................      16-26

Item 3.         Quantitative and Qualitative Disclosures About Market Risk ........................         26

PART II.        OTHER INFORMATION

Item 6.         Exhibits

                          PART I. FINANCIAL INFORMATION
                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            March 31,         September 30,
                                                                              1999               1998
                                                                          -----------         ------------
ASSETS                                                                    (Unaudited)
Cash and cash equivalents                                                $    44,305         $    78,080
Accounts and notes receivable and other prepaid expenses                      21,597              12,570


Investments in Real Estate Loans (less allowance for
     possible losses of $1,570 and $1,191)                                   278,792             202,050

Investments in Leases and Notes Receivable (less allowance for
     possible losses of  $9,743 and $1,602)                                  313,031              24,977

Investment in Resource Asset Investment Trust                                  9,822              11,912

Property and Equipment
   Oil and gas properties and equipment                                       48,172              44,516
     (successful efforts)
   Gas gathering and  transmission facilities                                  7,358               6,751
   Other                                                                      11,450               9,133
                                                                         -----------         -----------
                                                                              66,980              60,400
   Less - accumulated depreciation, depletion
     and amortization                                                        (18,942)            (16,915)
                                                                         ------------        ------------

              Net Property and Equipment                                      48,038              43,485
Other Assets
   (less accumulated amortization of $4,842 and $3,112)                       71,920              53,373
                                                                         -----------         -----------
                                                                         $   787,505         $   426,447
                                                                         ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Borrowings under warehouse facilities                                 $     8,195         $     5,166
   Other debt                                                                492,379             140,280
   Accounts payable                                                           10,376              12,864
   Accrued liabilities                                                        28,142              23,653
   Estimated income taxes                                                      1,136               6,242
   Deferred income taxes                                                          -                1,764
                                                                         ----------          -----------
              Total Liabilities                                              540,228             189,969

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, $1.00 par value:  1,000,000 authorized shares                 -                   -
   Common stock, $.01 par value: 49,000,000 authorized shares                    231                 230
   Net unrealized loss on investment                                          (1,420)                (43)
   Additional paid-in capital                                                208,846             208,588
   Less treasury stock, at cost                                              (17,303)            (17,890)
   Less loan receivable for Employee Stock
     Option Plan ("ESOP")                                                     (1,536)             (1,591)
   Retained earnings                                                          58,459              47,184
                                                                         -----------         -----------
              Total Stockholders' Equity                                     247,277             236,478
                                                                         -----------         -----------
                                                                         $   787,505         $   426,447
                                                                         ===========         ===========

           See accompanying notes to consolidated financial statements

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)

                                                               Three Months                      Six Months
                                                              Ended March 31,                  Ended March 31,
                                                          ---------------------           -----------------------
                                                           1999          1998               1999          1998
                                                           ----          ----               ----          ----
REVENUES
    Real Estate Finance..............................     $ 10,210     $  15,875          $  21,066      $ 25,267
    Equipment Leasing................................       11,240         3,452             15,646         6,624
    Energy...........................................       14,002         1,535             29,128         3,350
    Interest and Other...............................          759           443              1,732         1,144
                                                          --------     ---------          ---------     ---------
                                                            36,211        21,305             67,572        36,385

COSTS AND EXPENSES
    Real Estate Finance..............................        2,271         2,985              4,262         4,508
    Equipment Leasing................................        3,305         1,465              5,338         2,790
    Energy...........................................        7,990           870             19,336         1,753
    General and Administrative.......................        1,961         1,289              2,949         2,216
    Depreciation, Depletion and Amortization.........        2,106           708              3,854         1,216
    Interest.........................................        7,098         4,171             11,123         8,041
    Provision for Possible Losses....................        1,350           623              1,927           941
                                                          --------     ---------          ---------     ---------
                                                            26,081        12,111             48,789        21,465
                                                          --------     ---------          ---------     ---------

Income Before Income Taxes and Extraordinary Item....       10,130         9,194             18,783        14,920
Provision for Income Taxes...........................        3,396         2,875              6,338         4,650
                                                          --------     ---------          ---------     ---------
Income Before Extraordinary Item.....................        6,734         6,319             12,445        10,270
Extraordinary Item - gain on early
    extinguishment of debt, net of taxes of $150.....            -             -                291             -
                                                          --------     ---------          ---------     ---------

NET INCOME...........................................     $  6,734     $   6,319          $  12,736     $  10,270
                                                          ========     =========          =========     =========

Net Income Per Common Share - Basic Before
    Extraordinary Item...............................     $    .31     $     .44          $     .57     $     .72
Extraordinary Item...................................            -            -                 .01             -
                                                          --------     ---------          ---------     ---------
Net Income Per Common Share - Basic..................     $    .31     $     .44          $     .58     $     .72
                                                          ========     =========          =========     =========

Weighted Average Common Shares Outstanding...........       22,020        14,247             21,944        14,223
                                                          ========     =========          =========     =========

Net Income Per Common Share - Diluted Before
    Extraordinary item...............................     $    .30     $     .43          $     .55     $     .70
Extraordinary Item...................................            -             -                .01             -
                                                          --------     ---------          ---------     ---------
Net Income Per Common Share - Diluted................     $    .30     $     .43          $     .56     $    .70
                                                          ========     =========          =========     =========

Weighted Average Common Shares.......................       22,656        14,748             22,597        14,733
                                                          ========     =========          =========     =========

           See accompanying notes to consolidated financial statements

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (in thousands)



                                                     Six Months Ended March 31,
                                                     --------------------------
                                                        1999            1998
                                                        ----            ----

Net Income    ....................................  $    12,736     $    10,270

Other Comprehensive Income:
   Unrealized loss on investments.................  $    (2,090)    $         -
   Tax effect.....................................          713               -
                                                    -----------     -----------
                                                         (1,377)              -
                                                    -----------     -----------

Comprehensive Income..............................  $    11,359     $    10,270
                                                    ===========     ===========





           See accompanying notes to consolidated financial statements

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Six Months Ended March 31, 1999
                                   (Unaudited)
                        (in thousands, except share data)

                                                                    Net
                                         Common Stock            Unrealized     Additional          Treasury Stock
                                    ------------------------      Loss on        Paid-In    ------------------------------
                                     Shares        Amounts       Investment      Capital         Shares         Amount
                                    ----------------------------------------------------------------------------------------
Balance, October 1, 1998             22,969,108      $230          $(43)       $208,588       (1,109,151)      $(17,890)
Treasury shares issued                                                             (311)          27,928            587
Issuance of common stock                172,487         1                           569
Net Income


Other Comprehensive Income:
   Unrealized loss on investment,
       net of tax                                                 (1,377)

Repayment of ESOP Loan
Dividends ($.06 per share)
                                     ----------      ----      ---------       --------        ---------       --------
Balance, March 31, 1999              23,141,595      $231      $  (1,420)      $208,846       (1,081,223)      $(17,303)
                                     ==========      ====      =========       ========        =========       ========



                                            ESOP                         Totals
                                            Loan         Retained     Stockholders'
                                         Receivable      Earnings        Equity
                                        ---------------------------------------------

Balance, October 1, 1998                  $(1,591)        $47,184        $236,478
Treasury shares issued                                                        276
Issuance of common stock                                                      570
Net Income                                                 12,736          12,736


Other Comprehensive Income:
   Unrealized loss on investment,
       net of tax                                                          (1,377)

Repayment of ESOP Loan                         55                              55
Dividends ($.06 per share)                                 (1,461)         (1,461)
                                         --------         -------        --------
Balance, March 31, 1999                  $ (1,536)        $58,459        $247,277
                                         ========         =======        ========

           See accompanying notes to consolidated financial statements

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                              Six Months Ended March 31,
                                                                              --------------------------
                                                                              1999                 1998
                                                                              ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income    .......................................                    $    12,736           $    10,270
Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization...................                          3,854                 1,216
     Property impairments............................                            (14)                   63
     Amortization of discount on senior notes and
       deferred finance costs........................                            556                   444
     Provision for possible losses...................                          1,927                   941
     Deferred income taxes...........................                         (1,250)                  362
     Accretion of discount...........................                        (12,975)               (3,597)
     Collection of interest..........................                          7,370                 2,769
     Extraordinary gain on debt extinguishment.......                           (291)                    -
     Gain on asset dispositions......................                         (8,832)              (15,987)
Change in operating assets and liabilities
     Increase in accounts receivable and other assets                         (4,383)               (3,678)
     Decrease in accounts payable
       and other liabilities.........................                         (1,264)               (3,075)
                                                                         ------------          ------------

Net cash used in operating activities................                         (2,566)              (10,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid in business acquisitions...............                        (18,262)                 (997)
Proceeds from sale of subsidiary.....................                          3,556                     -
Cost of equipment acquired for lease.................                       (115,143)              (32,966)
Capital expenditures.................................                         (8,471)               (2,654)
Principal payments on notes receivable...............                          4,932                 5,539
Proceeds from sale of assets.........................                        115,318               119,103
Increase in other assets.............................                         (1,562)               (8,058)
Investments in real estate loans.....................                        (98,882)             (178,560)
Increase (decrease) in other liabilities.............                         (9,950)                1,400
Payments received in excess of revenue recognized
     on leases.......................................                         30,079                 1,205
                                                                         -----------           -----------

Net cash used in investing activities................                        (98,385)              (95,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings.................................                        132,806                82,211
Principal payments on long-term borrowings...........                        (62,583)              (20,404)
Net change in warehouse borrowings...................                         (2,665)              (19,203)
Dividends paid.......................................                         (1,461)                 (949)
Purchase of treasury stock...........................                              -                  (440)
Repayment of ESOP loan...............................                             23                     -
(Increase) decease in other assets...................                            210                (1,046)
Proceeds from issuance of stock......................                            846                   234
                                                                         -----------           -----------

Net cash provided by financing activities............                         67,176                59,606
                                                                         -----------           -----------

Decrease in cash and cash equivalents................                        (33,775)              (46,654)

Cash and cash equivalents at beginning of period.....                         78,080                69,279
                                                                         -----------           -----------
Cash and cash equivalents at end of period...........                    $    44,305           $    22,625
                                                                         ===========           ===========

           See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - March 31, 1999 (Unaudited)


NOTE 1 - Management's Opinion Regarding Interim Financial Statements

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

         Certain reclassifications have been made to the consolidated financial statements for the quarter and six months ended March 31, 1998 to conform to the quarter and six months ended March 31, 1999.

         Unless otherwise indicated, all information set forth herein gives effect to the three-for-one stock split (effected in the form of a 200% stock dividend) in June 1998.

         The accounting policies followed by the Company, except as set forth in
Note 2, are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.


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

Other Assets

         Included in other assets are intangible assets that consist primarily of contracts acquired through acquisitions recorded at fair value on their acquisition dates, the excess of the acquisition cost over the fair value of the net assets of a business acquired (goodwill) and deferred financing costs. The contracts acquired are being amortized on a declining balance method, except for syndication network which is being amortized on a straight-line basis, over their respective estimated lives, ranging from five to 30 years, goodwill is being amortized on a straight-line basis over periods ranging from 15 to 30 years, deferred financing costs are being amortized over the terms of the related loans (two to seven years) and others costs are being amortized over varying periods of up to five years.

         Other assets consist of the following:

                                                 March 31,      September 30,
                                                   1999             1998
                                                   ----             ----
                                                       (in thousands)
Goodwill ....................................    $  48,421        $ 29,335
Contracts acquired
    (including syndication network)..........       14,466          14,943
Deferred financing costs.....................        3,997           4,312
Other    ....................................        5,036           4,783
                                                 ---------        --------
    Total....................................    $  71,920        $ 53,373
                                                 =========        ========

Earnings Per Share

         The following table presents a reconciliation of the components used in the comparison of net income per common share-basic and net income per common share-diluted for the three months and six months ended March 31, 1999 and 1998:

                                                                 Three Months                      Six Months
                                                                Ended March 31,                  Ended March 31,
                                                             --------------------             -------------------
                                                             1999            1998             1999           1998
                                                             ----            ----             ----           ----
                                                                                 (in thousands)
Income before extraordinary item.....................     $     6,734    $     6,319      $    12,445     $    10,270
Extraordinary gain on early extinguishment
    of debt (net of taxes of $150) ..................               -              -              291               -
                                                          -----------    -----------      -----------     -----------

Net Income                                                $     6,734    $     6,319      $    12,736     $    10,270
                                                          ===========    ===========      ===========     ===========

Basic weighted average shares of common
    stock outstanding................................          22,020         14,247           21,944          14,223
Dilutive effective of stock option and
    award plans .....................................             636            501              653             510
                                                          -----------    -----------      -----------     -----------

Dilutive weighted average shares of
common stock                                                   22,656         14,748           22,597          14,733
                                                          ===========    ===========      ===========     ===========

NOTE 3 - Cash Flow Statements

Supplemental disclosure of cash flow information:

                                                                            Six Months Ended March 31,
                                                                            --------------------------
                                                                           1999                    1998
                                                                           ----                    ----
                                                                                  (in thousands)
     Cash paid during the period for:
         Interest....................................                  $     9,614             $     8,010
         Income taxes................................                       12,702                   7,870

     Non-cash activities include the following:
         Notes received in exchange for:
         Sales of leases.............................                            -                   8,843
         Sales of residential mortgage loans.........                            -                   8,267

     Receipt of note in satisfaction
         of real estate sale.........................                            -                   1,000
         Stock issued in acquisitions................                            -                   2,500

     Acquisition of business:
         Fair value of assets acquired...............                      315,466                   3,545
         Liabilities assumed.........................                     (147,534)                      -
         Debt issued.................................                     (142,997)                    (48)
         Stock issued................................                            -                  (2,500)
         Amounts due seller..........................                       (6,673)                      -
                                                                       ------------            -----------

         Net cash paid...............................                  $    18,262             $       997
                                                                       ===========             ===========

     Disposal of business:
         Net liabilities assumed by buyer............                  $     4,436             $         -
                                                                       ===========             ===========

NOTE 4 - Acquisitions

         On February 4, 1999, the Company acquired all of the common stock of JLA Credit Corporation ("JLA") in exchange for cash and assumption of JLA debt. JLA is a company primarily involved in the small ticket equipment leasing business. The acquisition has been accounted for as a purchase and accordingly the purchase price has been allocated to assets and liabilities based on their fair market values at the date of acquisition. The sale of leases to JLA's special purpose subsidiaries for securitization purposes, are accounted for as securitized financings, and, accordingly, the leases are retained on JLA's balance sheet as long-term investments. In connection with the acquisition of JLA, the Company obtained an asset backed commercial paper borrowing facility
(ABS) to repay JLA bank debt and an additional ABS facility to fund leases originated by JLA. As a result of the magnitude of the JLA acquisition and the related borrowing facilities, the composition of the Company's consolidated balance sheet has changed significantly. The company believes that, consistent with the presentation of other specialty finance companies, it is more appropriate to present its consolidated balance sheet on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

         The following table reflects unaudited pro forma combined results of operations of the Company and JLA presented as if the acquisition had taken place on October 1, 1997:

                                                                      Six Months Ended         Six Months Ended
                                                                       March 31, 1999           March 31, 1998
                                                                      ----------------         ----------------
                                                                        (in thousands, except share amounts)
                                                                                     (unaudited)
     Revenues .......................................                  $     80,682                $   54,341
     Net income......................................                        14,384                    14,223
     Net income per common share-diluted.............                           .64                       .97
     Shares used in computation......................                        22,597                    14,733

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to: (i) depreciation and amortization expense attributable to allocation of the purchase price;(ii) equipment leasing revenue as a result of the purchase price allocation; (iii) general and administrative expenses for certain cost reductions realized from the combining of operations; and (iv) interest expense for additional borrowings. They do not purport to be indicative of the results of operation which actually would have resulted had the combination been consummated at the beginning of the period or of future results of operations of the consolidated entities.

         On September 29, 1998, the Company acquired The Atlas Group, Inc. ("Atlas") in exchange for 2,063,496 shares of the Company's Common Stock and the assumption of Atlas debt. Atlas is primarily involved in the energy finance business through the syndication of oil and gas properties in the Appalachian basin. The acquisition has been accounted for as a purchase and accordingly the purchase price has been allocated to assets and liabilities based on their fair market values at the date of acquisition. Prior to March 31, 1999, a business unit acquired, as part of the Atlas acquisition, entered into natural gas futures contracts to hedge its exposure to changes in natural gas prices. The futures contracts employed by the Company were commitments to purchase or sell natural gas at a future date and generally covered one-month periods for up to 18 months in the future. The Company, in accordance with its intent, at the date of acquisition, disposed of this business unit on March 31, 1999. The value of the contracts acquired increased during the "holding period" by approximately $1.2 million, which amount is included in operations in the six months ended March 31, 1999.

         The following table reflects unaudited pro forma combined results of operations of the Company and Atlas presented as if the acquisition had taken place on October 1, 1997. Pro forma information for the current year is not presented for Atlas as the operations of Atlas are included in the Company's Consolidated Financial Statements:


                                                      Six Months Ended
                                                        March 31, 1998
                                                        --------------
                                            (in thousands, except share amounts)
                                                        (unaudited)

  Revenues...................................          $    57,590
  Net income.................................               11,715
  Net income per common share-diluted........                  .69
  Shares used in computation.................               16,916

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to: (i) depletion, depreciation and amortization expense attributable to allocation of the purchase price;(ii) general and administrative expenses for certain cost reductions realized from the combining of operations; and (iii) interest expense for additional borrowings. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been consummated at the beginning of the period or of future results of operations of the consolidated entities.


NOTE 5 - Investments in Real Estate Loans

         The Company has primarily focused its real estate activities on the purchase of income producing commercial mortgage loans at a discount from both the face value of such mortgage loans and the appraised value of the properties underlying the mortgage loans. The Company records as income the accretion of a portion of the difference between its cost basis in a commercial mortgage loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each mortgage is allocated between principal and interest. This accretion of discount amounted to $2.7 million and $1.9 million during the three months ended March 31, 1999 and 1998, respectively, and $5.6 million and $3.6 million during the six months ended March 31, 1999 and 1998, respectively. As the Company sells senior lien interests or receives funds from refinancings of such mortgages, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At March 31, 1999, the Company held commercial mortgage loans having aggregate face values of $812.4 million, which were being carried at aggregate cost of $273.0 million, including cumulative accretion. The following is a summary of the changes in the carrying value of the Company's investments in loans for the periods indicated:

                                                                    Three Months Ended         Six Months Ended
                                                                     March 31, 1999              March 31, 1999
                                                                     --------------              --------------
                                                                                    (in thousands)
     Commercial mortgage loan balance,
        beginning of period..........................                  $    197,144             $    188,651
     New loans.......................................                        74,380                   79,859
     Additions to existing loans.....................                         1,810                    5,312
     Provision for possible losses...................                          (200)                    (300)
     Accretion of discount (net of collection of interest)                    2,659                    5,605
     Collection of principal.........................                        (2,835)                  (2,835)
     Cost of loans sold..............................                             -                   (3,334)
                                                                       ------------             -------------

     Commercial mortgage loan balance,
        end of period................................                       272,958                  272,958
     Investment in residential mortgage loans
        (less an allowance for possible losses of
        $365)........................................                         5,834                    5,834
                                                                       ------------             ------------

   Total real estate loans...........................                  $    278,792             $    278,792
                                                                       ============             ============


         A summary of activity in the Company's allowance for possible losses related to real estate loans for the three and six months ended March 31, 1999 and 1998 is as follows:

                                                                Three Months                      Six Months
                                                               Ended March 31,                  Ended March 31,
                                                          --------------------------      ---------------------------
                                                             1999            1998            1999           1998
                                                             ----            ----            ----           ----
                                                                (in thousands)                   (in thousands)
    Balance, beginning of period.....................     $     1,331    $       468      $     1,191     $       400
    Provision for possible losses
         Commercial..................................             200             82              300             134
         Residential.................................              39            166               79             182
    Write-offs.......................................               -              -                -               -
                                                          -----------    -----------      -----------     -----------
    Balance, end of period...........................     $     1,570    $       716      $     1,570     $       716
                                                          ===========    ===========      ===========     ===========

NOTE 6 - Investments in Leases and Notes Receivable

         Components of the investment in leases and notes receivable as of March 31, 1999 and September 30, 1998, including residual values are as follows:

                                                                           March 31          As of September 30,
                                                                           --------          -------------------
                                                                             1999                  1998
                                                                             ----                  ----
                                                                                    (in thousands)

     Total minimum lease payments receivable..............               $    351,432           $    10,011
     Initial direct costs, net of amortization............                        824                   153
     Unguaranteed residual................................                     19,149                 6,338
     Unearned lease income................................                    (63,167)               (4,061)
                                                                         -------------          ------------
     Investment in leases.................................                    308,238                12,441


     Notes receivable.....................................                     14,536                14,138
     Allowance for possible losses........................                     (9,743)               (1,602)
                                                                         -------------          ------------
     Investment in leases and notes receivable............               $    313,031           $    24,977
                                                                         ============           ===========

         A summary of activity in the Company's allowance for possible losses related to investment in leases and notes receivable for the three and six months ended March 31, 1999 and 1998 follows:

                                                                  Three Months                      Six Months
                                                                 Ended March 31,                  Ended March 31,
                                                          --------------------------      ---------------------------
                                                             1999            1998            1999            1998
                                                             ----            ----            ----            ----
                                                                (in thousands)                   (in thousands)
Balance, beginning of period.........................     $     2,019    $       492      $     1,602     $       248
Provision for possible losses........................           1,099            375            1,523             625
Balance of acquired subsidiary.......................           7,200              -            7,200               -
(Write-offs) recoveries..............................            (575)           (40)            (582)            (46)
                                                          -----------    ------------     ------------    ------------
Balance, end of period...............................     $     9,743    $       827      $     9,743     $       827
                                                          ===========    ===========      ===========     ===========

NOTE 7 - Other Debt

         Other debt consists of the following:

                                                                                         March 31,               September 30,
                                                                                           1999                      1998
                                                                                           ----                      ----
                                                                                                      (in thousands)
   Two commercial paper borrowings secured by leases, interest from 6.97%
     to 8.00%, due in December 1999 and February 2000, but are renewable at the mutual option of the Company and the lender for a one year period, however, the timing and amount of the repayment of these borrowings are dependent upon the ultimate collection of the securitized lease
     payments...................................................................      $     143,066                $         -

   Two term loan facilities assumed in connection with the JLA acquisition, secured by leases, interest from 5.91% to 7.0%. The timing and amount of the repayment of notes are dependent upon the ultimate collection
     of the securitized lease payments..........................................            116,953                          -


   12% senior unsecured notes, interest due semi-annually, principal
     due August 2004............................................................            101,600                    104,400


   Two loans payable to a financial institution secured by a mortgage loan, the senior loan in the amount of $50,000 bears interest, payable monthly at 30 day LIBOR (5% at March 31, 1999) plus 3% for 90 days; the agreement provides for a reduction in the LIBOR spread to 2.75% upon completion of certain defined conditions by June 30, 1999; due in March 2002, and may be extended for one year; the junior loan in the amount of $15,000 bears interest at 17.5%, of which 15% is payable monthly with the balance
     accruing, due in March 2001................................................             65,000                          -

   Revolving and term loans to banks, secured by oil and gas properties, interest ranging from 7.125% to 8.0% due June 1999, April 2003 and
     September 2003.............................................................             31,894                     31,975

   Other      ..................................................................             33,866                      3,905
                                                                                      -------------                -----------


   Total other debt.............................................................      $     492,379                $   140,280
                                                                                      =============                ===========

         As of March 31, 1999 the debt maturing over the next five years is as follows: 2000 - $119,005; 2001 - $161,183; 2002 - $71,397; 2003 - $24,503;
and 2004 - $10,514.

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

Overview of Second Quarter of Fiscal 1999

         On February 4, 1999 the Company acquired JLA, a company primarily involved in small ticket equipment leasing. In September 1998, the Company acquired Atlas, a company primarily involved in energy finance through the syndication of oil and gas properties. Results of operations include the operations of JLA and Atlas from their respective dates of purchase, and accordingly leasing and energy operations are not comparable to the similar periods of the prior year (see Note 4 of the Notes to Consolidated Financial Statements).

         The Company's gross revenues were $36.2 million in the second quarter of fiscal 1999, an increase of $14.9 million (70%) from $21.3 million in the second quarter of fiscal 1998. The increase in total revenues was due to increases in energy revenues and revenues from leasing operations, partially offset by a decrease in real estate finance revenues. Energy revenues increased $12.5 million, to $14.0 million from $1.5 million, as a result of the acquisition of Atlas. Leasing revenues increased $7.8 million, to $11.2 million from $3.5 million, as a result of the acquisition of JLA and the continued growth of the small ticket equipment leasing business. Real estate finance (commercial and residential mortgage loans) revenues were $10.2 million in the second quarter of fiscal 1999, a decrease of $5.7 million (36%) from $15.9 million in the second quarter of fiscal 1998. Real estate finance (commercial and residential mortgage loans) and equipment leasing revenues were 59% and 91% of total revenues in the second quarter of fiscal 1999 and 1998, respectively

         As of March 31, 1999, total assets were $787.5 million. Real estate finance assets were 37% and 50% and equipment leasing assets were 44% and 6% of total assets at March 31, 1999 and September 30, 1998, respectively. Energy assets were 11% and 21% of total assets at March 31, 1999 and September 30, 1998, respectively.

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenues recognized and cost and expenses incurred in the Company's real estate finance operations during the periods indicated:

                                                               Three Months                       Six Months
                                                              Ended March 31,                   Ended March 31,
                                                         --------------------------       --------------------------
                                                           1999            1998              1999           1998
                                                           ----            ----              ----           ----
                                                                               (in thousands)
Revenues:
Commercial mortgage loan
    acquisition and resolution:

         Interest....................................     $     3,654    $     2,009      $     7,370     $     4,731
         Accreted discount...........................           2,659          1,931            5,605           3,597
         Fees........................................           3,440          1,880            4,409           3,655
         Gains on sales of senior lien
           interests and loans.......................               -          7,935            2,370           9,463
         Loan payments in excess of
           carrying value............................              14              -               14               -
                                                          -----------    -----------      -----------     -----------


                                                                9,767         13,755           19,768          21,446
                                                          -----------    -----------      -----------     -----------
Residential mortgage lending:
         Gains on sales of residential
           mortgage loans............................             125          1,216              462           2,637
         Interest and other income...................             318            904              836           1,184
                                                          -----------    -----------      -----------     -----------

                                                                  443          2,120            1,298           3,821
                                                          -----------    -----------      -----------     -----------


                                                          $    10,210    $    15,875      $    21,066     $    25,267
                                                          ===========    ===========      ===========     ===========

Costs and Expenses:
         Commercial mortgage loan acquisition
           and resolution............................     $     1,174    $       484      $     1,652     $       864
         Residential mortgage lending................           1,097          2,501            2,610           3,644
                                                          -----------    -----------      -----------     -----------

                                                          $     2,271    $     2,985      $     4,262     $     4,508
                                                          ===========    ===========      ===========     ===========

Commercial Mortgage Loan Acquisition and Resolution

         Revenues from commercial mortgage loan acquisition and resolution operations decreased to $9.8 million and $19.8 million in the second quarter and six months ended March 31, 1999; a decrease of $4.0 million (29%) for the quarter and $1.7 million (8%) for the six months ended March 31, 1999, from $13.8 million and $21.4 million in the second quarter and six months ended March 31, 1998. The decrease in the second quarter of fiscal 1999 was attributable to the following:


         (i) A decrease of $7.9 million in gains from sales of senior lien interests and loans because, prior to January 1, 1999, most of the company's transactions involving the sale or financing of senior lien interests of its commercial mortgage loans were structured to meet the criteria for sale under generally accepted accounting principles. Effective January 1, 1999, the Company made a strategic decision to structure future transactions so as to retain the entire commercial mortgage loans originated on its balance sheet rather than selling senior lien interests in such loans. Prior to January 1,

                 1999, most of the transactions involving the sale or refinancing of senior lien interests of its commercial mortgage loans were structured to meet the criteria for sale under generally accepted accounting principles. Thus, for most of its transactions, as described above, that were completed prior to such date, the Company recorded a gain on sale. The cash flows available to the Company, which are generally based on the appraised value and the cash flows of the property underlying the Company's commercial mortgage loans, are unaffected by these modifications. The primary effect from this move to emphasize refinancing is a shift from the recognition of an immediate gain upon the sale of a senior lien interest in commercial mortgage loans receivable to the recognition of interest income over the life of the loans receivable. The Company was repaid $83,000 on a commercial mortgage loan which was in excess of the loan's carrying value of $69,000 and recorded a gain of $14,000 in the quarter ended March 31, 1999 as compared to sales of senior lien interests in seven loans sold to unaffiliated third parties resulting in proceeds of $11.5 million and a gain of $4.8 million in the quarter ended March 31, 1998. In addition, in the quarter ended March 31, 1998, proceeds of $20.2 million from the sale to RAIT of ten mortgage loans and senior lien interests in two other loans, resulted in a gain of $3.1 million.

        (ii) An increase of $2.4 million (60%) in interest income (including an increase of $728,000 of accretion of discount) resulting from an increase of $75.8 million in the average book value of loans outstanding during the period to $231.6 million as compared to $155.8 million for the same period in the prior fiscal year.

        (iii) An increase of $1.6 million in fee income (83%) resulting from a one-time fee of $3.4 million earned in the second quarter of fiscal 1999, as compared to the second quarter of fiscal 1998 when the Company received a one-time fee of $1.9 million.

         In recent years and especially during fiscal 1998, the Company's resources have increased considerably, enabling the Company to acquire loans much larger than those it had previously acquired and to increase the amount of its average net investment in loans. For loans acquired through the fiscal year ended September 30, 1997, the average receivable balance for loans acquired was $6.1 million and the average investment cost was $3.2 million. During the year ended September 30, 1998, the average receivable balance for loans acquired was $37.2 million and the average investment cost was $27.8 million. During the second quarter and six months ended March 31, 1999, the Company acquired one and three loans for a total cost of $74.4 million and $79.9 million, as compared to the purchase and origination of one and five loans for a cost of $78.6 million and $142.2 million, during the second quarter and six months ended March 31, 1998. The one loan acquired during the quarter ended March 31, 1999 had an outstanding receivable balance of $126.0 million. The one loan acquired during the quarter ended March 31, 1998, had an outstanding receivable balance of $128.0 million. The Company does not, however, pursue a fixed policy of seeking larger loans and, accordingly, will acquire larger loans only when attractive opportunities are presented and the Company has, or can obtain (through loan financing, sale of senior lien interests in existing loans or other means) sufficient investment funds. The Company continues to seek and acquire smaller loans.

         Gains on sale of loans, senior lien interests in loans, and loan payments in excess of carrying value (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in the Company's gain on sale and fee income from period to period.

         As a consequence of the foregoing, the Company's yield (gross commercial mortgage loan acquisition and resolution revenues, including gains resulting from refinancings, sales of loans and sales of senior lien interests in loans, divided by the book value of average loan receivables) decreased to 17% in the quarter ended March 31, 1999 as compared to 38% in the quarter ended March 31, 1998.

         Costs and expenses of the Company's commercial mortgage loan operations were $1.2 million in the quarter ended March 31, 1999, an increase of $690,000 (143%) from $484,000 in the quarter ended March 31, 1998. The increase was primarily a result of hiring additional personnel and increased compensation to existing employees.

         As a result of the foregoing, the Company's operating profit from commercial mortgage loan acquisition and resolution operations decreased to $9.1 million and $18.6 million in the second quarter and six months ended March 31, 1999, as compared to $13.3 million and $20.6 million in the second quarter and six months ended March 31, 1998, respectively.

Residential Mortgage Lending

         The Company originated 68 and 208 residential mortgage loans aggregating $5.4 and $13.7 million during the quarter and six months ended March 31, 1999, as compared to the origination and purchase of 490 and 790 residential mortgage loans at a total cost of $20.7 million and $35.2 million during the quarter and six months ended March 31, 1998. The Company sold residential mortgage loans with a book value of $7.7 million and $16.6 million resulting in gains of $125,000 and $462,000 during the quarter and six months ended March 31, 1999. The Company sold loans aggregating $21.8 million and $33.1 million resulting in gains of $1.2 million and $2.6 million during the quarter and six months ended March 31, 1998. The Company opportunisitically purchases residential mortgage loans although its focus is on residential mortgage loan originations. Interest income and fees from origination activities were $318,000 and $836,000 during the quarter and six months ended March 31, 1999 as compared to $904,000 and $1.2 million during the quarter and six months ended March 31, 1998. The decrease in interest and fee income is the result of a decrease in originations due to the termination of high loan to value loan products previously offered, reflecting changes in the mortgage industry, in particular, the availability to residential mortgage lending programs of institutional financing.

         Costs and expenses incurred by residential mortgage operations aggregated $1.1 million and $2.6 million for the quarter and six months ended March 31, 1999 as compared to $2.5 million and $3.6 million for the quarter and six months ended March 31, 1998. The decrease in costs and expenses is primarily the result of the Company shifting its focus away from direct mail advertising as the source of loan originations to telemarketing and electronic commerce as well as staff reductions. Additionally, the Company incurred $229,000 and $468,000 of depreciation, $0 and $29,000 of interest expense and $39,000 and $79,000 in the provision for possible losses in the quarter and six months ended March 31, 1999 as compared to $209,000 and $358,000 of depreciation, $69,000 and $164,000 of interest expense, and $166,000 and $182,000 in the provision for possible losses for the quarter and six months ended March 31, 1998. In summary, the Company's residential mortgage operations incurred losses from operations of $922,000 and $1.9 million for the quarter and six months ended March 31, 1999 as compared to $825,000 and $527,000 for the quarter and six months ended March 31, 1998.

         During fiscal 1998, the Company had a program for originating "125 loans" which terminated at the end of the fiscal year. At March 31, 1999, the Company held $3.3 million of "125 loans", all of which are held for sale.

Results of Operations: Equipment Leasing

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in the Company's equipment leasing operations during the periods indicated:

                                                                Three Months                      Six Months
                                                               Ended March 31,                  Ended March 31,
                                                          -------------------------       ---------------------------
                                                           1999            1998              1999           1998
                                                           ----            ----              ----           ----
                                                                              (in thousands)
Revenues:
    Small ticket leasing -
         Gains on sales of leases....................     $     2,605    $     2,095      $     4,849     $     3,883
         Interest and fees...........................           8,135            761            9,537           1,362
    Partnership management...........................             402            445            1,075             976
    Lease finance placement and
         advisory services...........................              98            151              185             403
                                                          -----------    -----------      -----------     -----------
                                                          $    11,240    $     3,452      $    15,646     $     6,624
                                                          ===========    ===========      ===========     ===========


Costs and Expense:
    Small ticket leasing.............................     $     2,735    $       931      $     4,154     $     1,728
    Partnership management...........................             482            381              925             719
    Lease finance placement and
         advisory services...........................              88            153              259             343
                                                          -----------    -----------      -----------     -----------
                                                          $     3,305    $     1,465      $     5,338     $     2,790
                                                          ===========    ===========      ===========     ===========

         The Company experienced continued growth in its leasing business during the second fiscal quarter and six months ended March 31, 1999 as compared to the second fiscal quarter and six months ended March 31, 1998. This growth was further accelerated by the JLA acquisition on February 4, 1999. The results of operations of JLA are included in the Company's consolidated results of operations from February 4, 1999. During the second quarter and six month ended March 31, 1999, the Company originated 4,457 and 7,678 leases having a cost of $75.4 million and $115.1 million, as compared to 1,798 and 3,341 leases having a cost of $17.0 million and $33.0 million during the second quarter and six months ended March 31, 1998,respectively. In the second quarter of fiscal 1999, the Company sold leases with a book value of approximately $55.8 million in return for cash of $58.4 million, resulting in gains on sale of $2.6 million.

         In the second quarter of fiscal 1998, the Company sold leases with a book value of $17.7 million in return for cash of $15.4 million and a note with a face value of $4.4 million resulting in gains on sale of $2.1 million. Payment on the note is subject to the level of lease delinquencies and realization of residuals on the leases sold.

         During the quarter ended June 30, 1998, the Company began to retain for its own account the residual interests of leases sold. Prior to this quarter the Company had sold its residual interests, primarily for promissory notes (aggregating $13.1 million at March 31, 1999). The Company anticipates that it will continue to retain residual interests for its own account; however, there is no established Company policy as to the retention or sale of residuals and, accordingly, the Company may determine to sell residuals in the future. The effect of retaining residuals is to reduce revenues recognized from the sale of leases at the time of sale while increasing revenues anticipated to be derived in the future from the realization of residuals. At March 31, 1999, estimated unrealized residuals approximated $19.1 million.

         Revenues from equipment leasing increased to $11.2 million and $15.6 million in the second quarter and six months ended March 31, 1999, from $3.5 million and $6.6 million in the second quarter and six months ended March 31, 1998, an increase of $7.8 million (226%) and $9.0 million (136%), respectively. The increase in revenues during the second quarter of fiscal 1999 was attributable to (i) an increase in interest and fee income of $7.4 million (969%) resulting from the acquisition of JLA with its seasoned on-balance sheet lease portfolio which provided $6.5 million of interest income from the date it was acquired through March 31, 1999, as well as increased volume of lease originations and (ii) an increase in the gains on sales of leases of $510,000 (24%) resulting from the increased number of leases originated and sold.

         Equipment leasing costs and expenses were $3.3 million and $5.3 million in the second quarter and six months ended March 31, 1999, an increase of $1.8 million (125%) and $2.5 million (91%) from $1.5 million and $2.8 million in the second quarter and six months ended March 31, 1998. The increase was primarily a result of higher operating costs associated with the increase in lease originations and the inclusion of the costs ($1.6 million) of JLA's from the date it was acquired through March 31, 1999.

Results of Operations: Energy and Energy Finance

         The following table sets forth certain information relating to revenues recognized and costs and expenses incurred in the Company's energy and energy finance operations during the periods indicated:

                                                               Three Months                      Six Months
                                                              Ended March 31,                  Ended March 31,
                                                         ---------------------------      ---------------------------
                                                           1999            1998              1999           1998
                                                           ----            ----              ----           ----
                                                                                (in thousands)
Revenues:
         Production..................................     $     2,410    $     1,048      $     4,930     $     2,280
         Well Construction...........................           8,240              -           18,641               -
         Well Services...............................           2,201            487            4,406           1,070
         Gain on sales of assets.....................           1,151              -            1,151               -
                                                          -----------    -----------      -----------     -----------
                                                          $    14,002    $     1,535      $    29,128     $     3,350
                                                          ===========    ===========      ===========     ===========

Costs and Expenses:
         Exploration and Production..................     $       948    $       571      $     2,270     $     1,145
         Well Construction...........................           6,562              -           15,875               -
         Well Services...............................             480            299            1,191             608
                                                          -----------    -----------      -----------     -----------
                                                          $     7,990    $       870      $    19,336     $     1,753
                                                          ===========    ===========      ===========     ===========

         Revenues and costs and expenses from gas marketing operations, which were acquired in the Atlas acquisition, have been omitted from the above table, as the Company, in accordance with its intent at the date of acquisition, disposed of these operations in March 1999.

         A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                                                                 Three Months                      Six Months
                                                                Ended March 31,                  Ended March 31,
                                                          --------------------------      ---------------------------
                                                             1999            1998              1999           1998
                                                             ----            ----              ----           ----
Revenues (in thoursands) (1)
    Gas  ............................................     $     2,198    $       891      $     4,487     $     1,908
    Oil  ............................................     $       200    $       148      $       372     $       349

Production volumes
    Gas (thousands of cubic feet ("mcf")/day.........          10,584          3,535           10,553           3,870
    Oil (barrels (`bbls")/day).......................             223            112              188             118

Average sales price
    Gas (per mcf)....................................     $     2.31     $      2.80      $      2.34     $      2.71
    Oil (per bbl)....................................     $     9.95     $     14.75      $     10.86     $     16.22

(1)  Excludes sales of residual gas and sales to landowners.

         Natural gas revenues were $2.2 million and $4.5 million in the second quarter and six months ended March 31, 1999, an increase of $1.3 million (147%) and $2.6 million (135%) from $0.9 million and $1.9 million in the second quarter and six months ended March 31, 1998 due to a 199% increase in production volumes, partially offset by a 17% decrease in the price received per mcf. Without the addition of Atlas, natural gas revenues would have decreased $64,000 (7%), despite a 2% increase in production volumes as compared to the period of fiscal 1998, due to a 9% decrease in price received per mcf. Oil revenues were $200,000 and $372,000 in the second quarter and six months ended March 31, 1999 an increase of $51,000 (35%) and $23,000 (7%) from $148,000 and $349,000 in the second quarter and six months ended March 31, 1998, due to a 100% increase in production volumes, partially offset by a 33% decrease in the average sales price of oil during the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. Without the addition of Atlas, oil revenues would have increased $35,000 (23%) due to an 80% increase in production volumes as compared to fiscal 1998, partially offset by a 31% decrease in the average sales price of oil.

         Well construction revenues and expenses represents the billings and costs associated with the completion of 39 and 92 wells by Atlas in the second quarter and six months ended March 31, 1999, respectively.

         Well services revenues and related costs increased significantly as a result of an increase in the number of wells operated from approximately 900 to approximately 2,200 after the acquisition of Atlas.

         A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas, for the three and six months ended March 31, 1999 and 1998 are as follows:

                                                                Three Months                       Six Months
                                                               Ended March 31,                   Ended March 31,
                                                          ------------------------          ------------------------
                                                           1999            1998               1999           1998
                                                           ----            ----               ----           ----
                                                                                (in thousands)
Production Costs
    As a percent of sales............................           35%             43%                41%            43%
    Gas (mcf)........................................     $    .84       $    1.21           $   0.94      $    1.18
    Oil (bbl)........................................     $   4.93       $    7.27           $   5.64      $    6.80

         The decrease in production costs as a percent of sales is a result of lower operating costs on the wells associated with the Atlas acquisition. Production costs were $843,000 million and $2.0 million in the second quarter and six months ended March 31, 1999 an increase of $386,000 (84%) and $974,000 (100%) from $457,000 and $976,000 in the second quarter and six months ended March 31, 1998 as a result of the costs associated with the wells acquired through Atlas.

         Amortization of oil and gas properties as a percentage of oil and gas production revenues was 25% in both the second quarter and six months ended March 31, 1999 compared to 20% and 17% in the second quarter and six months ended March 31, 1998. The variance from period to period is directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.

Results of Operations: Other Revenues, Costs and Expenses

         Interest and other income was $759,000 and $1.7 million in the second quarter and six months ended March 31, 1999, an increase of $316,000 (71%) and $588,000 (51%) as compared to $443,000 and $1.1 million during the second quarter and six months ended March 31, 1998. This increase was primarily due to the recognition of dividend income of $426,000 from RAIT in the second quarter of fiscal 1999. RAIT paid a $135,000 dividend in the second quarter of fiscal 1998.

         General and administrative expenses were $2.0 million and $2.9 million in the second quarter and six months ended March 31, 1999, an increase of $672,000 (52%) and $733,000 (33%) as compared to $1.3 million and $2.2 million for the second quarter and six months ended March 31, 1998, primarily as a result of the hiring of additional corporate staff and increases in the compensation and benefits of senior officers along with the Company's continued growth in its existing business lines and recent acquisitions as described in
Note 4.

         Depreciation, depletion and amortization was $2.1 million and $3.9 million in the second quarter and six months ended March 31, 1999, an increase of $1.4 million (197%) and $2.6 million (217%) as compared to $708,000 and $1.2 million during the second quarter and six months ended March 31, 1998. The increase was primarily attributable to the oil and gas properties acquired as part of the Atlas acquisition.

         Interest expense was $7.1 million and $11.1 million in the second quarter and six months ended March 31, 1999, an increase of $2.9 million (70%) and $3.1 million (38%) as compared to $4.2 million and $8.0 million during the second quarter and six months ended March 31, 1998. The increase was primarily attributable to JLA's on-balance sheet borrowings.

         Provision for possible losses were $1.4 million and $1.9 million in the second quarter and six months ended March 31, 1999 an increase of $727,000 (117%) and $986,000 (105%) as compared to a provision of $623,000 and $941,000 in the second quarter and six months ended March 31, 1998. The increase in the second quarter of fiscal 1999 primarily relates to equipment leasing ($724,000) and reflects the increases in lease originations. In establishing the Company's allowance for possible losses in connection with its real estate finance and equipment leasing operations, the Company considers among other things, the historic performance of the Company's loan or lease portfolios, industry standards and experience regarding losses in similar loans or leases and payment history on specific loans and leases, as well as general economic conditions in the United States, in the borrower's or lessee's geographic area and in its specific industry.

         The effective tax rate increased to 34% in the quarter ended March 31, 1999 from 31% in the quarter ended March 31, 1998. The fiscal 1999 increase resulted from: (i) an increase in the statutory rate due to an increase in the Company's pre-tax earnings; (ii) an increase in amortization of goodwill, attributable to the Company's acquisition of Atlas, which is not deductible for tax purposes; (iii) a decrease in tax exempt interest in relation to pre-tax income; and (iv) an increase in state income taxes. These increases in the effective tax rate were partially offset by increased tax credits.

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

         The Company believes that its future growth and earnings will be materially dependent upon its ability to continue to generate capital resources from prior sources or to identify new sources. During the last half of calendar 1998, capital markets in the United States were unstable, resulting in a loss of liquidity in credit markets and significant drops in the prices of certain securities in the equity markets. The effects of this instability were particularly pronounced for finance companies such as the Company. Although the liquidity of the credit markets has improved in recent months, the price of the Company's stock has not significantly recovered from the substantial decrease in price that occurred in August 1998, which has impeded the Company's access to the equity capital markets. Accordingly, the Company anticipates that generating additional capital resources on terms similar to those available to it during the last three fiscal years may be restricted and the Company's ability to generate continued growth in its real estate finance and equipment leasing operations may be restricted. Any such restriction could adversely affect the Company's earnings potential.

         The Company's conduit securitization facilities, which are at variable rates of interest, require the Company to enter into interest rate swap agreements for the benefit of the purchaser of the leases. Such swap agreements effectively provide for the payment by the Company of a fixed rate of interest from the pool of securitized leases to the bank conduit purchasing the leases, notwithstanding the payment by the conduit of a variable rate of interest on the commercial paper issued by it. The Company does not hold or issue interest rate swap agreements or any other derivative financial instruments for trading purposes. At the time of each securitization, the Company's special purpose subsidiary assigns its right, title and interest in the interest rate swap agreement to the purchaser of the leases. At March 31, 1999, the uncollected balance of the leases sold under the securitization facilities was approximately $514.7 million. Related interest rate swap agreements outstanding at March 31, 1999 had an aggregate notional value of approximately $393.6 million, required payments based on fixed rates ranging from 5.19% to 7.0%.

         Sources and (uses) of cash for the six month periods ended March 31, 1999 and 1998 were as follows:

                                                           Six Months Ended March 31,
                                                           --------------------------
                                                            1999               1998
                                                            ----               ----
                                                                 (in thousands)
   Used in operations...................................$   (2,566)          $  (10,272)
   (Used in) investing activities.......................   (98,385)             (95,988)
   (Used in) provided by financing activities...........    67,176               59,606
                                                        ----------           ----------
                                                        $  (33,775)          $  (46,654)
                                                        ===========          ===========

         The Company had $44.3 million in cash and cash equivalents on hand at March 31, 1999, as compared to $78.1 million at September 30, 1998. The Company's ratio of earnings to fixed charges was 1.4 to 1.0 in the quarter ended March 31, 1999 as compared to 3.2 to 1.0 in the quarter ended March 31, 1998.

         Cash used in operating activities in the first six months of fiscal 1999 decreased $7.7 million as compared to the first six months of fiscal 1998, primarily as a result a decrease in gains on asset dispositions in relation to net income.

         The Company's cash used in investing activities increased $2.4 million in the six months ended March 31, 1999 as compared to the six months ended March 31, 1998. This decrease resulted primarily from a decrease in the amount of cash used to fund real estate finance activities. In commercial mortgage loan activities, the Company invested $74.4 million and $79.9 million in the acquisition or origination of three loans and five loans in the six months ended March 31, 1999 and 1998, respectively. In addition, the Company advanced funds on existing commercial loans of $1.8 million and $5.3 million in the same respective periods. Cash proceeds received upon refinancings or sales of senior lien interests and loans amounted to $8.6 million and $68.5 million in the six months ended March 31, 1999 and 1998, respectively. These proceeds reflect the sale of senior lien interests in or refinancing of three and nineteen loans, respectively.

         In small ticket leasing, the Company invested $115.1 million and $33.0 million in the origination of 7,678 and 3,341 leases during the six months ended March 31, 1999 and 1998, respectively. Cash proceeds received upon sales of leases amounted to $89.7 million and $27.8 million during the six months ended March 31, 1999 and 1998, respectively.

         The Company invested $13.7 million and $34.7 million in 208 and 790 residential mortgage loans during the six months ended March 31, 1999 and 1998, respectively. During that period, the Company received cash proceeds from the sale of some of these loans of $17.0 million and $22.8 million.

         The Company's cash flow provided by financing activities increased $7.6 million during the six months ended March 31, 1999 as compared to the six months ended March 31, 1998, primarily as a result of increased borrowings.

Computer Systems and Year 2000 Issues

         Based upon a recent assessment by the Company, the Company has in place Year 2000 capable systems for its commercial mortgage loan, equipment leasing and residential mortgage loan operations. The Company believes that the systems for its energy operations (excluding those of Atlas) have completed approximately 85% of the necessary remediation processes and that remediation (including testing) will be completed in June 1999. The Company believes that its embedded systems (such as natural gas monitoring systems and telephones) are Year 2000 compliant or, if not, are either not date dependent or would not materially affect the Company's operations. With respect to Atlas' systems, as a result of the Company's post-acquisition assessment, it has determined to merge Atlas' systems with those of the Company thereby largely eliminating remediation requirements. The Company anticipates that the merger of the systems will be completed by September 30, 1999.

         As of March 31, 1999, the Company's cost in remediation of its systems has not been material. The Company anticipates that its remaining remediation costs (including costs relating to Atlas' systems) will not exceed $100,000.

         The Company has initiated communications with all of its significant business partners through a Vendor Readiness Survey to determine their Year 2000 compliance. Responses are evaluated as they are received to determine if additional action is required to ensure compliance of the business partner. As of March 31, 1999, all of the Company's principal business partners have advised the Company that they are Year 2000 compliant or have initiated programs that will render them Year 2000 compliant in a timely fashion.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         See Item 2, "Management Discussion and Analysis of Financial Condition and Results of Operations", and Notes 4, 5, 6, and 7 of Notes to the Consolidated Financial Statements (unaudited).


PART II.   OTHER INFORMATION



ITEM 6.  Exhibits And Reports On Form 8-K

         (a)  Exhibits:

              27    Financial Data Schedule.



         (b)  Reports on Form 8-K

              During the quarter for which this report is being filed. The Registrant filed a current report on Form 8-K dated February 9, 1999 and Form 8-K/A dated April 20, 1999 regarding the acquisition of JLA Credit Corporation.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         RESOURCE AMERICA, INC.
                         (Registrant)



Date: May 14, 1999          By: /s/ Steven J. Kessler
      ------------              ------------------------------------
                                STEVEN J. KESSLER
                                Senior Vice President and Chief Financial
                                Officer

Date: May 14, 1999          By: /s/ Nancy J. McGurk
      ------------              --------------------------
                                NANCY J. McGURK
                                Vice President-Finance and Chief Accounting
                                Officer