Form 10-Q
period 1999-06-30
RESOURCE AMERICA INC
filed 1999-08-16
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

             22,074,219 Shares                  August 9, 1999

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I.       FINANCIAL INFORMATION                                                                       PAGE
                                                                                                          ----
Item 1.         Financial Statements

                Consolidated Balance Sheet - June 30, 1999 (Unaudited)
                    and September 30, 1998.........................................................          3

                Consolidated Statement of Income (Unaudited)
                    Three Months and Nine Months Ended June 30, 1999 and 1998......................          4

                Consolidated Statement of Comprehensive Income (Unaudited)
                    Nine Months Ended June 30, 1999 and 1998.......................................          5

                Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    Nine Months Ended June 30, 1999................................................          6

                Consolidated Statement of Cash Flows (Unaudited)
                    Nine Months Ended June 30, 1999 and 1998.......................................          7

                Notes to Consolidated Financial Statements (Unaudited)

                    June 30, 1999..................................................................       8-15

Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................................      16-28

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.........................         28


PART II.        OTHER INFORMATION

Item 6.         Exhibits


                          PART I. FINANCIAL INFORMATION
                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                           June 30,         September 30,
                                                                             1999               1998
                                                                         -----------         -----------
         ASSETS                                                           (Unaudited)
Cash and cash equivalents                                                $    45,370         $    78,080
Accounts and notes receivable and other prepaid expenses                      17,215              12,570
Investments in Real Estate Loans (less allowance for
     possible losses of $1,760 and $1,191)                                   255,539             202,050
Investments in Real Estate Ventures                                           15,689                   -
Investments in Leases and Notes Receivable (less allowance for
     possible losses of  $9,700 and $1,602)                                  357,080              24,977
Investment in Resource Asset Investment Trust                                 12,121              11,912
Property and Equipment
   Oil and gas properties and equipment                                       49,068              44,516
     (successful efforts)
   Gas gathering and transmission facilities                                   7,740               6,751
   Other                                                                      12,474               9,133
                                                                         -----------         -----------
                                                                              69,282              60,400
   Less - accumulated depreciation, depletion
     and amortization                                                        (20,212)            (16,915)
                                                                         ------------        ------------
              Net Property and Equipment                                      49,070              43,485
Other Assets
   (less accumulated amortization of $5,459 and $3,112)                       69,242              53,373
                                                                         -----------         -----------
                                                                         $   821,326         $   426,447
                                                                         ===========         ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
   Warehouse debt                                                        $     6,900         $     5,166
   Non recourse debt                                                         384,969              31,975
   Senior debt                                                               101,400             104,400
   Other debt                                                                 31,075               3,905
Other Liabilities:
   Accounts payable                                                           13,077              12,864
   Accrued liabilities                                                        24,602              23,653
   Estimated income taxes                                                      1,021               6,242
   Deferred income taxes                                                       3,579               1,764
                                                                         -----------         -----------
              Total Liabilities                                              566,623             189,969

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, $1.00 par value:  1,000,000 authorized shares                  -                  -
   Common stock, $.01 par value: 49,000,000 authorized shares                    231                 230
   Accumulated other comprehensive income                                        134                 (43)
   Additional paid-in capital                                                208,733             208,588
   Less treasury stock, at cost                                              (17,068)            (17,890)
   Less loan receivable for Employee Stock
     Option Plan ("ESOP")                                                     (1,528)             (1,591)
   Retained earnings                                                          64,201              47,184
                                                                         -----------         -----------
              Total Stockholders' Equity                                     254,703             236,478
                                                                         -----------         -----------
                                                                         $   821,326         $   426,447
                                                                         ===========         ===========




           See accompanying notes to consolidated financial statements

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)

                                                             Three Months                      Nine Months
                                                             Ended June 30,                   Ended June 30,
                                                           1999          1998               1999          1998
                                                           ----          ----               ----          ----

REVENUES
    Real Estate Finance..............................     $ 17,105     $  18,541          $  38,171     $  43,808
    Equipment Leasing................................       12,299         3,361             27,945         9,985
    Energy...........................................       11,177         1,521             40,305         4,871
    Interest and Other...............................          796         1,707              2,528         2,851
                                                          --------     ---------          ---------     ---------
                                                            41,377        25,130            108,949        61,515

COSTS AND EXPENSES
    Real Estate Finance..............................        1,938         3,120              6,200         7,628
    Equipment Leasing................................        4,876         1,113             10,214         3,903
    Energy...........................................        8,430         1,041             27,766         2,794
    General and Administrative.......................        1,083         1,059              4,032         3,275
    Depreciation, Depletion and Amortization.........        2,145           732              5,999         1,948
    Interest.........................................       10,696         5,685             21,819        13,726
    Provision for Possible Losses....................        1,139           263              3,066         1,204
                                                          --------     ---------          ---------     ---------
                                                            30,307        13,013             79,096        34,478
                                                          --------     ---------          ---------     ---------
Income before Income Taxes and Extraordinary Item
    and Cumulative Effect of a Change in Accounting
    Principle........................................       11,070        12,117             29,853        27,037
Provision for Income Taxes...........................        3,752         3,750             10,090         8,400
                                                          --------     ---------          ---------     ---------
Income before Extraordinary Item and Cumulative
    Effect of a change in Accounting Principle               7,318         8,367             19,763        18,637
Extraordinary Item,  net of taxes of $150............            -             -                291             -
Cumulative Effect of Change in Accounting Principle
    Net of taxes of $560.............................            -             -               (840)            -
                                                          --------     ---------          ----------    ---------
NET INCOME...........................................     $  7,318     $   8,367          $  19,214     $  18,637
                                                          ========     =========          =========     =========

Net Income Per Common Share - Basic Before
    Extraordinary Item and Cumulative Effect of a
    Change in Accounting Principle...................     $    .33     $     .46          $     .90     $   1.20
Extraordinary Item...................................            -             -                .01            -
Cumulative Effect of a Change in Accounting
    Principle........................................            -             -               (.04)           -
                                                          --------     ---------          ----------    --------
Net Income Per Common Share - Basic..................     $    .33     $     .46          $     .87     $   1.20
                                                          ========     =========          =========     ========

Weighted Average Common Shares Outstanding...........       22,055        18,189             21,984       15,544
                                                          ========     =========          =========     ========

Net Income Per Common Share - Diluted before
    Extraordinary item and Cumulative Effect of a
    Change in Accounting Principle...................     $    .32     $    .45           $     .87     $   1.16
Extraordinary Item...................................            -             -                .01            -
Cumulative Effect of a Change in Accounting
    Principle........................................            -             -               (.03)           -
                                                           -------     ---------          ----------    --------
Net Income Per Common Share - Diluted................     $    .32     $     .45          $     .85     $   1.16
                                                          ========     =========          =========     ========

Weighted Average Common Shares.......................       22,824        18,794             22,676       16,087
                                                          ========     =========          =========     ========

           See accompanying notes to consolidated financial statements

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (in thousands)



                                                                           Three Months                   Nine Months
                                                                           Ended June 30,                Ended June 30,
                                                                         1999          1998           1999           1998
                                                                         ----          ----           ----           ----
Net Income    .......................................................   $  7,318    $  8,367       $  19,214     $  18,637

Other Comprehensive Income:
   Unrealized gain on investments, net of taxes of $782 and $69......   $  1,515    $      -       $     138     $       -
   Foreign currency translation adjustments, net of taxes of  $20....         39           -              39             -
                                                                        --------    --------       ---------     ---------
                                                                           1,554           -             177             -
                                                                        --------    --------       ---------     ---------

Comprehensive Income.................................................   $  8,872    $  8,367       $  19,391     $  18,637
                                                                        ========    ========       =========     =========






           See accompanying notes to consolidated financial statements

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Nine Months Ended June 30, 1999
                                   (Unaudited)
                        (in thousands, except share data)


                                                                         Accumulated
                                                                            Other        Additional
                                                  Common Stock          Comprehensive     Paid-In           Treasury Stock
                                              Shares        Amounts         Income        Capital       Shares         Amount
                                            ----------     --------     -------------   ----------     ---------     ----------

Balance, October 1, 1998...............     22,969,108     $   230        $   (43)      $  208,588    (1,109,151)    $  (17,890)
Treasury shares issued.................                                                       (424)       39,111            822
Issuance of common stock...............        172,487           1                             569
Net Income.............................


Other Comprehensive Income:
   Unrealized gain on investment,
       net of tax......................                                       138

   Foreign currency translation
       adjustments.....................                                        39


Repayment of ESOP Loan.................
Dividends ($.10 per share).............
                                            ----------     -------        -------       --------       ---------     ----------
Balance, June 30, 1999.................     23,141,595     $   231        $   134       $208,733       1,070,040     $  (17,068)
                                            ==========     =======        =======       ========       =========     ==========


[RESTUBBED]


                                               ESOP                           Totals
                                               Loan         Retained       Stockholders'
                                             Receivable     Earnings          Equity
                                             ----------    -----------     -------------

Balance, October 1, 1998...............      $  (1,591)    $    47,184      $  236,478
Treasury shares issued.................                                            398
Issuance of common stock...............                                            570
Net Income.............................                         19,214          19,214


Other Comprehensive Income:
   Unrealized gain on investment,
       net of tax......................                                            138

   Foreign currency translation
       adjustments.....................                                             39


Repayment of ESOP Loan.................             63                              63
Dividends ($.10 per share).............                         (2,197)         (2,197)
                                             ---------     -----------      ----------
Balance, June 30, 1999.................      $  (1,528)    $    64,201      $  254,703
                                             =========     ===========      ==========




           See accompanying notes to consolidated financial statements

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                             Nine Months Ended June 30,
                                                                             1999                 1998
                                                                         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income    .........................................................  $    19,214           $    18,637
Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization.....................................        5,999                 1,948
     Property impairments..............................................          (32)                  262
     Amortization of discount on senior notes and
       deferred finance costs..........................................        1,037                 1,450
     Provision for possible losses.....................................        3,066                 1,204
     Deferred income taxes.............................................          193                   308
     Accretion of discount.............................................      (28,215)               (5,872)
     Collection of interest............................................       11,944                 4,263
     Extraordinary gain on debt extinguishment.........................         (291)                    -
     Cumulative effect of change in accounting principle...............          840                     -
     Gain on asset dispositions........................................       (9,145)              (28,123)
Change in operating assets and liabilities:
     (Increase) decrease in accounts receivable and other assets.......           79                (2,246)
     Increase in accounts payable and other liabilities................        2,161                 3,860
                                                                         -----------           -----------

Net cash provided by (used in) operating activities....................        6,850                (4,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid in business acquisitions.................................      (18,262)                 (997)
Proceeds from sale of subsidiary.......................................        2,962                     -
Cost of equipment acquired for lease...................................     (205,710)              (59,536)
Capital expenditures...................................................      (10,608)               (3,271)
Principal payments on notes receivable.................................        4,655                 6,301
Proceeds from sale of assets...........................................      153,831               245,072
Increase in other assets...............................................       (1,082)              (12,409)
Investments in real estate loans.......................................     (109,040)             (277,801)
Increase (decrease) in other liabilities...............................      (10,035)                  878
Payments received in excess of revenue recognized on leases............       63,847                 2,520
                                                                         -----------           -----------

Net cash used in investing activities..................................     (129,442)              (99,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings...................................................      198,495                60,000
Principal payments on long-term borrowings.............................     (108,901)              (61,235)
Net change in warehouse borrowings.....................................        1,734                 3,149
Dividends paid.........................................................       (2,197)               (1,623)
Purchase of treasury stock.............................................           --                  (440)
Repayment of ESOP loan.................................................           31                     -
Increase in other assets...............................................         (248)                 (775)
Proceeds from issuance of stock........................................          968               119,567
                                                                         -----------           -----------
Net cash provided by financing activities..............................       89,882               118,643
                                                                         -----------           -----------
Increase (decrease) in cash and cash equivalents.......................      (32,710)               15,091
Cash and cash equivalents at beginning of period.......................       78,080                62,279
                                                                         -----------           -----------
Cash and cash equivalents at end of period.............................  $    45,370           $    84,370
                                                                         ===========           ===========

           See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 1999 (Unaudited)

NOTE 1 - Management's Opinion Regarding Interim Financial Statements

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

         Certain reclassifications have been made to the consolidated financial statements for the quarter and nine months ended June 30, 1998 to conform to the quarter and nine months ended June 30, 1999.

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

Comprehensive Income

         Effective October 1, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components. Comprehensive income is defined as changes in stockholders' equity from nonowner sources and, for the Company, includes net income, changes in the fair value of marketable securities and foreign currency translation adjustments.

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


         Other assets consist of the following:
                                                                           June 30,      September 30,
                                                                             1999            1998
                                                                          ----------     -------------
                                                                                 (in thousands)
Goodwill .........................................................        $   48,097       $ 29,335
Contracts acquired
    (including syndication network)...............................            14,213         14,943
Deferred financing costs..........................................             4,051          4,312
Other    .........................................................             2,881          4,783
                                                                          ----------       --------
    Total.........................................................        $   69,242       $ 53,373
                                                                          ==========       =========

Earnings Per Share

         The following table presents a reconciliation of the components used in the comparison of net income per common share-basic and net income per common share-diluted for the quarter and nine months ended June 30, 1999 and 1998:

                                                              Three Months               Nine Months
                                                              Ended June 30,            Ended June 30,
                                                            1999        1998          1999         1998
                                                          --------    -------       ---------    --------
                                                                           (in thousands)
Income before extraordinary item and
    cumulative effect of a change in accounting
    principle........................................     $  7,318    $  8,367      $ 19,763     $ 18,637
Extraordinary gain on early extinguishment
    of debt, net of taxes of $150....................            -           -           291            -
Cumulative effective of a change in accounting
    principle, net of taxes of $560..................            -           -          (840)
                                                          --------    -------       ---------    --------
Net Income                                                $  7,318    $  8,367      $ 19,214     $ 18,637
                                                          ========    ========      ========     ========
Basic weighted average shares of common
    stock outstanding................................       22,055      18,189        21,984       15,544
Dilutive effective of stock option and
    award plans .....................................          769         605           692          543
                                                          --------    --------      --------     --------
Dilutive weighted average shares of
    common stock.....................................       22,824      18,794        22,676       16,087
                                                          ========    ========      ========     ========


Cumulative Effect of a Change in Accounting Principle

         In fiscal 1998, the AICPA issued Statement of Position 98-5, Reporting on Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company elected early adoption of the provisions of SOP 98-5 effective October 1, 1998 and, accordingly, start up costs of $1.4 million (net of income taxes of $560,000) which had been capitalized at September 30, 1998, were charged to operations on October 1, 1998 and are reflected in the consolidated statements of income for the nine months ended June 30, 1999 as a cumulative effect of a change in accounting principle.

Foreign Currency Translation Adjustments

         The financial position and results of operations of the Company's foreign subsidiary is measured using local currency as the functional currency. Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of shareholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. Aggregate foreign currency transaction gains and losses are included in determining net income.

NOTE 3 - Cash Flow Statements

Supplemental disclosure of cash flow information:

                                                                                 Nine Months Ended June 30,
                                                                                   1999             1998
                                                                                -----------     -----------
                                                                                      (in thousands)
     Cash paid during the period for:
         Interest..........................................................     $   16,697      $     9,221
         Income taxes......................................................         14,295           10,870

     Non-cash activities include the following:
         Notes received in exchange for:
         Sales of leases...................................................              -            9,116
         Sales of residential mortgage loans...............................              -            6,588
         Stock issued in acquisitions......................................              -            2,500

     Acquisition of business:
         Fair value of assets acquired.....................................        315,466            3,545
         Liabilities assumed...............................................       (147,534)              48
         Debt issued.......................................................       (142,997)               -
         Stock issued......................................................              -           (2,500)
         Amounts due seller................................................         (6,673)               -
                                                                                -----------     -----------
         Net cash paid.....................................................     $   18,262      $       997
                                                                                ==========      ===========
     Disposal of business:
         Net liabilities assumed by buyer..................................     $    4,938      $         -
                                                                                ==========      ===========

NOTE 4 - Acquisitions

         On February 4, 1999, the Company acquired all of the common stock of JLA Credit Corporation ("JLA") in exchange for cash and assumption of JLA debt. JLA is a company primarily involved in the small ticket equipment leasing business. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to assets and liabilities based on their fair market values at the date of acquisition. The sale of leases to JLA's special purpose subsidiaries for securitization purposes are accounted for as securitized financings and, accordingly, the leases are retained on JLA's balance sheet as long-term investments. In connection with the acquisition of JLA, the Company obtained an asset backed commercial paper borrowing facility
(ABS) to repay JLA bank debt and an additional ABS facility to fund leases originated by JLA. As a result of the magnitude of the JLA acquisition and the related borrowing facilities, the composition of the Company's consolidated balance sheet has changed significantly. The Company believes that, consistent with the presentation of other specialty finance companies, it is more appropriate to present its consolidated balance sheet on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

         The following table reflects unaudited pro forma combined results of operations of the Company and JLA presented as if the acquisition had taken place on October 1, 1997:


                                                       Nine Months Ended     Nine Months Ended
                                                        June 30, 1999         June 30, 1998
                                                        -------------         -------------
                                                       (in thousands, except share amounts)
                                                                   (unaudited)
     Revenues ........................................   $ 122,059              $  90,609
     Net income.......................................      21,702                 24,507
     Net income per common share-diluted..............         .96                   1.52
     Shares used in computation.......................      22,676                 16,087

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to: (i) depreciation and amortization expense attributable to allocation of the purchase price;(ii) equipment leasing revenue as a result of the purchase price allocation; (iii) general and administrative expenses for certain cost reductions realized from combining operations; and (iv) interest expense for additional borrowings. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been consummated at the beginning of the period or of future results of operations of the consolidated entities.

         On September 29, 1998, the Company acquired The Atlas Group, Inc. ("Atlas") in exchange for 2,063,496 shares of the Company's Common Stock and the assumption of Atlas debt. Atlas is primarily involved in the energy finance business through the syndication of oil and gas properties in the Appalachian Basin. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to assets and liabilities based on their fair market values at the date of acquisition. Prior to March 31, 1999, a business unit acquired as part of the Atlas acquisition entered into natural gas futures contracts to hedge its exposure to changes in natural gas prices. The futures contracts employed by the Company were commitments to purchase or sell natural gas at a future date and generally covered one-month periods for up to 18 months in the future. The Company, in accordance with its intent at the date of acquisition, disposed of this business unit on March 31, 1999. The value of the contracts acquired increased during the period from September 29, 1998 to March 31, 1999 by approximately $1.2 million, which is included in operations in the nine months ended June 30, 1999.

         The following table reflects unaudited pro forma combined results of operations of the Company and Atlas presented as if the acquisition had taken place on October 1, 1997. Pro forma information for the current year is not presented for Atlas as the operations of Atlas are included in the Company's Consolidated Financial Statements:


                                                                         Nine Months Ended
                                                                          June 30, 1998
                                                                (in thousands, except share amounts)
                                                                           (unaudited)

     Revenues........................................                      $    94,057
     Net income......................................                           20,881
     Net income per common share-diluted.............                             1.14
     Shares used in computation......................                           18,270

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to: (i) depletion, depreciation and amortization expense attributable to allocation of the purchase price; (ii) general and administrative expenses for certain cost reductions realized from combining operations; and (iii) interest expense for additional borrowings. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been consummated at the beginning of the period or of future results of operations of the consolidated entities.


NOTE 5 - Investments in Real Estate Loans


         The Company has primarily focused its real estate activities on the purchase of income producing commercial mortgage loans at a discount from both the face value of such mortgage loans and the appraised value of the properties underlying the mortgage loans. The Company records as income the accretion of a portion of the difference between its cost basis in a commercial mortgage loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each mortgage is allocated between principal and interest. This accretion of discount amounted to $10.7 million and $2.3 million during the three months ended June 30, 1999 and 1998, respectively, and $16.3 million and $5.9 million during the nine months ended June 30, 1999 and 1998, respectively. As the Company sells senior lien interests or receives funds from refinancing such mortgages, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At June 30, 1999, the Company held commercial mortgage loans having aggregate face values of $739.7 million, which were being carried at aggregate cost of $250.5 million, including cumulative accretion. As more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Commercial Loan Acquisition and Resolution), during the quarter ended June 30, 1999, the Company received a 50% partnership interest in a building which secured a mortgage loan and foreclosed on one commercial mortgage loan. These have been classified as investments in real estate ventures.

 The following is a summary of the changes in the carrying value of the Company's investments in loans for the periods indicated:

                                                                     Three Months Ended          Nine Months Ended
                                                                        June 30, 1999              June 30, 1999
                                                                        -------------              -------------
                                                                                     (in thousands)

Commercial mortgage loan balance,
   beginning of period...............................................   $    272,958                $    188,651
New loans............................................................          2,493                      82,352
Additions to existing loans..........................................          1,947                       7,259
Provision for possible losses........................................           (100)                       (400)
Accretion of discount (net of collection of interest)................         10,666                      16,271
Collection of principal..............................................        (16,887)                    (19,722)
Cost of loans sold...................................................         (4,875)                     (8,209)
Loans reclassified to Investments in Real Estate Ventures............        (15,689)                          -
                                                                        ------------                ------------
Commercial mortgage loan balance, end of period......................        250,513                     266,202
Investment in residential mortgage loans
   (less an allowance for possible losses of $455)...................          5,026                       5,026
                                                                        ------------                ------------

   Total real estate loans...........................................   $    255,539                $    271,228
                                                                        ============                ============


         A summary of activity in the Company's allowance for possible losses related to real estate loans for the three and nine months ended June 30, 1999 and 1998 is as follows:


                                                               Three Months              Nine Months
                                                              Ended June 30,            Ended June 30,
                                                            1999         1998         1999         1998
                                                          ---------    -------      --------     -------
                                                              (in thousands)                   (in thousands)
    Balance, beginning of period.....................     $   1,570    $   716      $  1,191     $   400
    Provision for possible losses
         Commercial..................................           100         91           400         225
         Residential.................................            90          7           169         189
    Write-offs.......................................             -          -             -           -
                                                          ---------    -------      --------     -------
    Balance, end of period...........................     $   1,760    $   814      $  1,760     $   814
                                                          =========    =======      ========     =======

NOTE 6 - Investments in Leases and Notes Receivable

         Components of the investment in leases and notes receivable as of June 30, 1999 and September 30, 1998, including residual values, are as follows:


                                                                             June 30,      September 30,
                                                                              1999             1998
                                                                           ---------        ---------
                                                                                 (in thousands)
     Total minimum lease payments receivable...........................    $ 395,227        $  10,011
     Initial direct costs, net of amortization.........................        3,727              153
     Unguaranteed residual.............................................       24,878            6,338
     Unearned lease income.............................................      (72,018)          (4,061)
                                                                           ---------        ---------
     Investment in leases..............................................      351,814           12,441


     Notes receivable..................................................       14,966           14,138
     Allowance for possible losses.....................................       (9,700)          (1,602)
                                                                           ---------        ---------
     Investment in leases and notes receivable.........................    $ 357,080        $  24,977
                                                                           =========        =========



         A summary of activity in the Company's allowance for possible losses related to investment in leases and notes receivable for the three and nine months ended June 30, 1999 and 1998 follows:


                                                               Three Months              Nine Months
                                                               Ended June 30,           Ended June 30,
                                                             1999        1998          1999        1998
                                                          ---------    --------      --------     ------
                                                              (in thousands)            (in thousands)
Balance, beginning of period.........................     $   9,743    $    827      $  1,602     $  248
Provision for possible losses........................           974         165         2,497        790
Balance of acquired subsidiary.......................             -           -         7,200          -
(Write-offs) recoveries..............................        (1,017)       (149)       (1,599)      (195)
                                                          ---------    --------      --------     ------
Balance, end of period...............................     $   9,700    $    843      $  9,700     $  843
                                                          =========    ========      ========     ======

NOTE 7 - Debt

Total debt consists of the following:

                                                                                       June 30,        September 30,
                                                                                         1999              1998
                                                                                      -----------       -----------
                                                                                             (in thousands)
Warehouse debt
   Equipment leasing..............................................................    $     6,900       $     2,500
   Residential mortgage lending...................................................              -             2,666
                                                                                      -----------       -----------
              Total warehouse debt................................................          6,900             5,166
                                                                                      -----------       -----------
Non recourse debt
   Two commercial paper borrowings secured by leases, interest from 5.19% to
     5.53%, due in December 1999 and February 2000, but renewable at the mutual option of the Company and the lender for a one year period, however, the timing and amount of the repayment of these borrowings are dependent upon the ultimate collection of the securitized
     lease payments...............................................................         44,445                 -
   Three term loan facilities, secured by leases, interest from 6.21%
     to 6.60%.  The timing and amount of the repayment of notes are dependent upon the ultimate collection of the
     securitized lease payments...................................................        249,611                 -
   Two loans payable to a financial institution secured by a mortgage loan. The senior loan is in the amount of $49,656 bears interest, payable monthly at 30 day LIBOR (5.0% at June 30, 1999)
     plus 3% for 90 days; the agreement provides for a reduction in the LIBOR spread to 2.75% upon completion of certain defined conditions; due in March 2002, but may be
     extended for one year.  The junior loan is in the amount of
     $9,759, bears interest at 17.5%, of which 15% is payable
     monthly with the balance accruing, due in March 2001.........................         59,415                 -
   Revolving and term loans to banks, secured by oil and gas
     properties, interest ranging from 6.72% to 8.25% due
     September 1999, 2002.........................................................         31,498            31,975
                                                                                      -----------       -----------
              Total non recourse debt.............................................        384,969            31,975
                                                                                      -----------       -----------
12% senior unsecured notes, interest due semi-annually,
     principal due August 2004....................................................        101,400           104,400
Other.............................................................................         31,075             3,905
                                                                                      -----------       -----------
                                                                                      $   517,444       $   145,446
                                                                                      ===========       ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Overview of Third Quarter of Fiscal 1999


         On February 4, 1999 the Company acquired JLA Credit Corporation, a company primarily involved in small ticket equipment leasing. In September 1998, the Company acquired The Atlas Group, Inc., a company primarily involved in energy finance through the syndication of oil and gas properties. Results of operations include the operations of JLA and Atlas from their respective dates of purchase, and, accordingly, leasing and energy operations are not comparable to the similar periods of the prior year (see Note 4 of the Notes to Consolidated Financial Statements).

         The Company's gross revenues were $41.4 million in the third quarter of fiscal 1999, an increase of $16.3 million (65%) from $25.1 million in the third quarter of fiscal 1998. The increase in total revenues was due to increases in energy revenues and revenues from leasing operations, partially offset by a decrease in real estate finance revenues. Energy revenues increased $9.7 million, to $11.2 million from $1.5 million, as a result of the acquisition of Atlas. Leasing revenues increased $8.9 million, to $12.3 million from $3.4 million, as a result of the acquisition of JLA and the continued growth of the small ticket equipment leasing business. Real estate finance (commercial and residential mortgage loans) revenues were $17.1 million in the third quarter of fiscal 1999, a decrease of $1.4 million (8%) from $18.5 million in the third quarter of fiscal 1998. While there were changes within the components of commercial mortgage loan revenue, as discussed below, the overall decrease in real estate finance revenues was primarily as a result of a decrease in residential mortgage lending. Real estate finance (commercial and residential mortgage loans) and equipment leasing revenues were 71% and 87% of total revenues in the third quarter of fiscal 1999 and 1998, respectively.


         As of June 30, 1999, total assets were $821.3 million. Real estate finance assets were 34% and 50% and equipment leasing assets were 47% and 6% of total assets at June 30, 1999 and September 30, 1998, respectively. Energy assets were 11% and 21% of total assets at June 30, 1999 and September 30, 1998, respectively.

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in the Company's real estate finance operations during the periods indicated:


                                                                 Three Months                    Nine Months
                                                                 Ended June 30,                 Ended June 30,
                                                              1999          1998             1999            1998
                                                          -----------    -----------      -----------     -----------
                                                                                (in thousands)
Revenues:
Commercial mortgage loan
    acquisition and resolution:
         Interest....................................     $     4,574    $     3,446      $    11,944     $     8,177
         Accreted discount...........................          10,666          2,275           16,271           5,872
         Fees........................................           1,299          1,430            5,708           5,085
         Gains on sales of senior lien interests.....               -          9,461            2,370          15,824
         Gains on sale of loans......................             135              -                -           3,100
         Loan payments in excess of
           carrying value............................              16              -              165               -
         Rental income...............................             143              -              143               -
                                                          -----------    -----------      -----------     -----------
                                                               16,833         16,612           36,601          38,058
                                                          -----------    -----------      -----------     -----------
Residential mortgage lending:
         Gains (loss) on sales of residential
           mortgage loans............................             (31)         1,036              431           3,673
         Interest and other income...................             303            893            1,139           2,077
                                                          -----------    -----------      -----------     -----------
                                                                  272          1,929            1,570           5,750
                                                          -----------    -----------      -----------     -----------
                                                          $    17,105    $    18,541      $    38,171     $    43,808
                                                          ===========    ===========      ===========     ===========
Costs and Expenses:
         Commercial mortgage loan acquisition
           and resolution............................     $       915    $       338      $     2,567     $     1,202
         Residential mortgage lending................           1,023          2,782            3,633           6,426
                                                          -----------    -----------      -----------     -----------
                                                          $     1,938    $     3,120      $     6,200     $     7,628
                                                          ===========    ===========      ===========     ===========


Commercial Mortgage Loan Acquisition and Resolution

         Revenues from commercial mortgage loan acquisition and resolution operations increased to $16.8 million in the third quarter ended June 30, 1999, an increase of $221,000 (1%) from $16.6 million in the quarter ended June 30, 1998. Revenue from these operations decreased to $36.6 million in the nine months ended June 30, 1999, a decrease of $1.5 million (4%) from $38.1 million in the nine months ended June 30, 1998. The decrease in the third quarter of fiscal 1999 was attributable to the following:


(i) A decrease of $9.5 million in gains from sales of senior lien interests. Prior to January 1, 1999, most of the Company's transactions involving the sale or financing of senior lien interests of its commercial mortgage loans were structured to meet the criteria for sale under generally accepted accounting principles. Effective January 1, 1999, the Company made a strategic decision to structure future transactions so as to retain the entire principal amount of its commercial mortgage loans originated on its balance sheet rather than selling senior lien interests in such loans. Thus, for most of the Company's sale and financing transactions prior to January 1, 1999, the Company recorded a gain on sale. Thereafter, most of the Company's transactions have been accounted for as financing rather than sales for which gains were recorded. The cash flows available to the Company from its financing transactions, which are generally based on the appraised value and the cash flows of the property underlying the Company's commercial mortgage loans, are unaffected by these modifications. The primary effect of this change in policy is a shift from the recognition of an immediate gain upon the sale of a senior lien interest in a commercial mortgage loan receivable to the recognition of interest income over the life of the loan receivable. The Company was repaid $142,000 on one commercial mortgage loan which was in excess of the loan's carrying value of $126,000 and recorded a gain of $16,000 in the quarter ended June 30, 1999 and sold one loan without recourse to Resource Asset Investment Trust for $4.1 million and recognized a gain of $35,000 as compared to sales of senior lien interests in seven loans resulting in proceeds of $79.6 million and a gain of $9.5 million, including gains of $3.3 million and $4.9 million in connection with two such loans, in the quarter ended June 30, 1998.

(ii) An increase of $9.5 million (166%) in interest income (including an increase of $8.4 million of accretion of discount) of which $6.6 million resulted from the repayment in June of 1999 of a mortgage loan secured by a property located in Philadelphia, Pennsylvania. The payment, which was made pursuant to the terms of an existing loan restructuring agreement, was comprised of $29.6 million in cash, plus a 50% interest in the building securing the mortgage loan. The property interest includes significant cash flow preferences in the underlying cash flows from the property. Because the amount received in repayment of the loan and anticipated to be received from the property interest exceeds the amount of discounted cash flows previously estimated in determining the Company's accretion of discount on the loan, the Company was required to revise its estimates in determining the accreted discount on this loan. This accretion was $7.3 million for the quarter ended June 30, 1999, of which $919,000 was recurring accretion and $6.4 million was accretion recognized to reflect the fair value of the property interest received in exchange for the repaid mortgage loan. This compares to $881,000 in the quarter ended June 30, 1998 when the previous estimates had been utilized. As of June 30, 1999, this mortgage loan will no longer be carried as a mortgage loan but rather as an investment in real estate ventures and, accordingly, no further accretion of discount will be recognized with respect to it. In addition, an increase of $92.6 million in the average book value of loans outstanding during the current period to $269.6 million as compared to $177.0 million for the same period in the prior fiscal year, increased accretion of discount income.

(iii) A decrease of $131,000 in fee income (9%) resulting from a one-time fee of $1.3 million earned in the third quarter of fiscal 1999, as compared to the third quarter of fiscal 1998 when the Company received a one-time fee of $1.4 million.


(iv) An increase in rental income of $143,000 in the third quarter of fiscal 1999, as a result of the foreclosure on a mortgage loan during the quarter ended June 30, 1999. `

         In recent years, and especially during fiscal 1998, the Company's resources have increased considerably, enabling the Company to acquire loans much larger than previously acquired and increasing the amount of its average net investment in loans. For loans acquired through the fiscal year ended September 30, 1997, the average receivable balance for loans acquired was $6.1 million and the average investment cost was $3.2 million. During the year ended September 30, 1998, the average receivable balance for loans acquired was $37.2 million and the average investment cost was $27.8 million. During the third quarter and nine months ended June 30, 1999, the Company acquired one and four loans for a total cost of $2.5 million and $82.4 million, as compared to the purchase and origination of four and ten loans for a cost of $70.9 million and $213.1 million, during the third quarter and nine months ended June 30, 1998. The one loan acquired during the quarter ended June 30, 1999, had an outstanding receivable balance of $2.5 million. The Company does not, however, pursue a fixed policy of seeking larger loans and, accordingly, will acquire larger loans only when attractive opportunities are presented and the Company has, or can obtain (through loan financing, sale of senior lien interests in existing loans or other means) sufficient investment funds. The Company continues to seek and acquire smaller loans.


         Gains on sale of loans, senior lien interests in loans, and loan payments in excess of carrying value (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in the Company's gain on sale and fee income from period to period.

         As a consequence of the foregoing, the Company's yield (gross commercial mortgage loan acquisition and resolution revenues, including gains resulting from refinancings, sales of loans and sales of senior lien interests in loans, divided by the book value of average loan receivables) decreased to 25% in the quarter ended June 30, 1999 as compared to 38% in the quarter ended June 30, 1998.

         Costs and expenses of the Company's commercial mortgage loan operations were $915,000 in the quarter ended June 30, 1999, an increase of $577,000 (171%) from $338,000 in the quarter ended June 30, 1998. The increase was primarily a result of hiring additional personnel and increased compensation to existing employees.


         As a result of the foregoing, the Company's operating profit from commercial mortgage loan acquisition and resolution operations decreased to $15.9 million and $34.0 million in the third quarter and nine months ended June 30, 1999, as compared to $16.3 million and 36.9 million in the third quarter and nine months ended June 30, 1998, respectively.


Residential Mortgage Lending


         The Company originated and purchased 66 and 274 residential mortgage loans aggregating $5.7 and $19.4 million during the quarter and nine months ended June 30, 1999, as compared to the origination and purchase of 610 and 1,363 residential mortgage loans at a total cost of $25.4 million and $59.5 million during the quarter and nine months ended June 30, 1998. The Company sold residential mortgage loans with a book value of $6.1 million and $22.7 million resulting in a loss of $31,000 and a gain of $431,000 during the quarter and nine months ended June 30, 1999. The Company sold residential loans aggregating $23.4 million and $56.5 million resulting in gains of $1.0 million and $3.7 million during the quarter and nine months ended June 30, 1998. The Company opportunistically purchases residential mortgage loans although its focus is on residential mortgage loan originations. Interest income and fees from origination activities were $303,000 and $1.1 million during the quarter and nine months ended June 30, 1999 as compared to $893,000 and $2.1 million during the quarter and nine months ended June 30, 1998. The decrease in interest and fee income is the result of a decrease in originations due to the termination of high loan to value loan products previously offered, reflecting changes in the mortgage industry, in particular, the availability to residential mortgage lending programs of institutional financing.

         Costs and expenses incurred by residential mortgage operations aggregated $1.0 million and $3.6 million for the quarter and nine months ended June 30, 1999 as compared to $2.8 million and $6.4 million for the quarter and nine months ended June 30, 1998. The decrease in costs and expenses is primarily the result of the Company shifting its focus away from direct mail advertising as the source of loan originations to telemarketing and electronic commerce as well as staff reductions. Additionally, the Company incurred $154,000 and $488,000 of depreciation, $1,000 and $30,000 of interest expense and $90,000 and $169,000 in the provision for possible losses in the quarter and nine months ended June 30, 1999 as compared to $216,000 and $574,000 of depreciation, $67,000 and $231,000 of interest expense, and $7,000 and $189,000 in the provision for possible losses for the quarter and nine months ended June 30, 1998. In summary, the Company's residential mortgage operations incurred losses from operations of $1.0 million and $2.7 million for the quarter and nine months ended June 30, 1999 as compared to $1.4 and $1.8 for the quarter and nine months ended June 30, 1998.


         During fiscal 1998, the Company had a program for originating "125 loans" which terminated at the end of the fiscal year. At June 30, 1999, the Company held $2.9 million of "125 loans", all of which are held for sale.

Results of Operations: Equipment Leasing

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in the Company's equipment leasing operations during the periods indicated:

                                                                 Three Months                    Nine Months
                                                                 Ended June 30,                 Ended June 30,
                                                              1999           1998            1999            1998
                                                          -----------    -----------      -----------     -----------
                                                                               (in thousands)
Revenues:
    Small ticket leasing -
         Gains on sales of leases....................     $       224    $     1,631      $     5,073     $     5,514
         Interest and fees...........................          11,558          1,011           21,095           2,373
    Partnership management...........................             385            422            1,460           1,398
    Lease finance placement and
         advisory services...........................             132            297              317             700
                                                          -----------    -----------      -----------     -----------
                                                          $    12,299    $     3,361      $    27,945     $     9,985
                                                          ===========    ===========      ===========     ===========
Costs and Expenses:
    Small ticket leasing.............................     $     4,196    $       579      $     8,350     $     2,307
    Partnership management...........................             561            319            1,486           1,038
    Lease finance placement and
         advisory services...........................             119            215              378             558
                                                          -----------    -----------      -----------     -----------
                                                          $     4,876    $     1,113      $    10,214     $     3,903
                                                          ===========    ===========      ===========     ===========


         The Company experienced continued growth in its leasing business during the third fiscal quarter and nine months ended June 30, 1999 as compared to the third fiscal quarter and nine months ended June 30, 1998. This growth was further accelerated by the JLA acquisition on February 4, 1999. The results of operations of JLA are included in the Company's consolidated results of operations from February 4, 1999. During the third quarter and nine months ended June 30, 1999, the Company originated 5,339 and 13,017 leases having a cost of $90.6 million and $205.7 million, as compared to 2,580 and 5,921 leases having a cost of $26.5 million and $59.5 million during the third quarter and nine months ended June 30, 1998, respectively.

         During the quarter ended June 30, 1998, the Company began to retain for its own account the residual interests of leases sold. Prior to this quarter the Company had sold its residual interests, primarily for promissory notes (aggregating $15.0 million at June 30, 1999). The Company anticipates that it will continue to retain residual interests for its own account; however, there is no established Company policy as to the retention or sale of residuals and, accordingly, the Company may determine to sell residuals in the future. The effect of retaining residuals is to reduce revenues recognized from the sale of leases at the time of sale while increasing revenues anticipated to be derived in the future from the realization of residuals. At June 30, 1999, estimated unrealized residuals approximated $24.9 million.


         Through March 31, 1999, the Company structured a substantial part of its lease financing transactions, other than warehouse revolving lines of credit and certain financings relating to JLA (see note 4) to meet the criteria for treatment as sales under generally accepted accounting principles. Thus, for all such transactions completed through that date, the Company recorded gains on sales and terminations. On April 1, 1999, the Company elected to alter the structure of its future securitizations so that it retains leases that it securitizes as long-term investments on its balance sheet and records the related securitization indebtedness on its balance sheet as debt for accounting purposes. The Company also modified its existing $100.0 million commerical paper
(CP) conduit facility so that it would retain leases as investments and record related securitization indebtedness as debt on its balance sheet. The primary effect of the change in securitization structure and the modification of its CP conduit facility is that the Company will recognize income over the lives of the lease receivables rather than recognize an immediate gain upon the sale of the lease receivables. The Company's cash flow, which is influenced by the advance rates and discount rates provided for by the CP conduit facilities, was unaffected by these modifications.

         The Company currently has two sales facilities, one with IBM Credit ("IBM") and one with IBM Canada, that relate to equipment leases generated through those companies. As a result of the requirements of IBM and IBM Canada, these facilities continue to be structured in a way that requires the Company to treat transactions under the facilities as sales for accounting purposes. All leases generated through IBM and IBM Canada must be sold to these facilities.

         In the third quarter of fiscal 1999, the Company sold leases with a book value of approximately $21.4 million in return for cash of $21.6 million, resulting in gains on sale of $224,000. In the third quarter of fiscal 1998, the Company sold leases face with a book value of $21.1 million in return for cash of $22.7 million resulting in gains on sale of $1.6 million.


         Revenues from equipment leasing increased to $12.3 million and $27.9 million in the third quarter and nine months ended June 30, 1999, from $3.4 million and $10.0 million in the third quarter and nine months ended June 30, 1998, an increase of $8.9 million (266%) and $18.0 million (180%), respectively. The increase in revenues during the third quarter of fiscal 1999 was attributable to (i) an increase in interest and fee income of $10.5 million (1043%) resulting from the acquisition of JLA with its seasoned on-balance sheet lease portfolio which provided $9.0 million of interest income for the quarter ended June 30, 1999, as well as increased volume of lease originations and (ii) a decrease in the gains on sales of leases of $1.4 million (86%) resulting from the decreased number of leases sold as described above.

         Equipment leasing costs and expenses were $4.9 million and $10.2 million in the third quarter and nine months ended June 30, 1999, an increase of $3.8 million (338%) and $6.3 million (162%) from $1.1 million and $3.9 million in the third quarter and nine months ended June 30, 1998. The increase was primarily a result of higher operating costs associated with the increase in lease originations and the inclusion of the costs ($1.0 million) of JLA for the quarter ended June 30, 1999.

Results of Operations: Energy and Energy Finance

         The following table sets forth certain information relating to revenues recognized and costs and expenses incurred in the Company's energy and energy finance operations during the periods indicated:

                                                                 Three Months                    Nine Months
                                                                 Ended June 30,                 Ended June 30,
                                                              1999           1998            1999            1998
                                                          -----------    -----------      -----------     -----------
                                                                                (in thousands)
Revenues:
         Production..................................     $     2,524    $     1,014      $     7,454     $     3,294
         Well Construction...........................           6,028              -           24,669               -
         Well Services...............................           2,625            507            7,031           1,577
         Gain on sales of assets.....................               -              -            1,151               -
                                                          -----------    -----------      -----------     -----------
                                                          $    11,177    $     1,521      $    40,305     $     4,871
                                                          ===========    ===========      ===========     ===========

Costs and Expenses:
         Exploration and Production..................     $     1,141    $       767      $     3,411     $     1,912
         Well Construction...........................           5,353              -           21,228               -
         Well Services...............................           1,936            274            3,127             882
                                                          -----------    -----------      -----------     -----------
                                                          $     8,430    $     1,041      $    27,766     $     2,794
                                                          ===========    ===========      ===========     ===========

A comparison of the Company's revenues, daily production volumes, and average sales prices follows:

                                                                 Three Months                    Nine Months
                                                                 Ended June 30,                 Ended June 30,
                                                              1999           1998            1999            1998
                                                          -----------    -----------      -----------     -----------
Revenues (in thousands) (1)
    Gas  ............................................     $     2,275    $       822      $     6,762     $     2,730
    Oil  ............................................     $       246    $       156      $       618     $       505

Production volumes
    Gas (thousands of cubic feet ("mcf")/day.........          10,824          3,684           10,643           3,808
    Oil (barrels (`bbls")/day).......................             188            130              188             122

Average sales price
    Gas (per mcf)....................................     $      2.31    $      2.45      $      2.33     $      2.63
    Oil (per bbl)....................................     $     14.39    $     13.15      $     12.04     $     15.13

(1)      Excludes sales of residual gas and sales to landowners.

         Natural gas revenues were $2.3 million and $6.8 million in the third quarter and nine months ended June 30, 1999, an increase of $1.5 million (177%) and $4.0 million (148%) from $822,000 and $2.7 million in the third quarter and nine months ended June 30, 1998 due to a 194% increase in production volumes, partially offset by a 6% decrease in the price received per mcf. Without the addition of Atlas, natural gas revenues would have increased $34,000 (4%), as a result of a 6% increase in production volumes as compared to the same period of fiscal 1998, partially offset by a 2% decrease in price received per mcf. Oil revenues were $246,000 and $618,000 in the third quarter and nine months ended June 30, 1999 an increase of $90,000 (58%) and $113,000 (22%) from $156,000 and
$505,000 in the third quarter and nine months ended June 30, 1998, due to a 45% increase in production volumes, and a 9% increase in the average sales price of oil during the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. Without the addition of Atlas, oil revenues would have increased $60,000 (39%) due to a 22% increase in production volumes as compared to fiscal 1998 and a 13% increase in the average sales price of oil.

         Well construction revenues and expenses represents the billings and costs associated with the completion of 22 and 114 wells by Atlas in the third quarter and nine months ended June 30, 1999, respectively.

         Well services revenues and related costs increased significantly as a result of an increase in the number of wells operated from approximately 900 to approximately 2,300 after the acquisition of Atlas.

         A comparison of the Company's production costs as a percentage of oil and gas sales, and the production cost per equivalent unit for oil and gas, for the three months and nine months ended June 30, 1999 and 1998 are as follows:

                                                               Three Months                       Nine Months
                                                               Ended June 30,                    Ended June 30,
                                                            1999           1998               1999           1998
                                                            ----           ----               ----           ----
                                                                                (in thousands)
Production Costs
    As a percent of sales............................           41%             51%                41%            45%
    Gas (mcf)........................................     $    .95       $    1.24           $    .94      $    1.20
    Oil (bbl)........................................     $   5.70       $    7.46           $   5.66      $    7.17

         The decrease in production costs as a percent of sales is a result of lower operating costs on the wells associated with the Atlas acquisition. Production costs were $761,000 and $3.0 million in the third quarter and nine months ended June 30, 1999, an increase of $241,000 (46%) and $1.5 million (50%) from $520,000 and $1.5 million in the third quarter and nine months ended June 30, 1998 as a result of the costs associated with the wells acquired through Atlas.

         Amortization of oil and gas properties as a percentage of oil and gas production revenues was 24% in both the third quarter and nine months ended June 30, 1999 compared to 20% and 18% in the third quarter and nine months ended June 30, 1998. The variance from period to period is directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.

Results of Operations: Other Revenues, Costs and Expenses

         Interest and other income was $796,000 and $2.5 million in the third quarter and nine months ended June 30, 1999, a decrease of $911,000 (53%) and $323,000 (11%) as compared to $1.7 million and $2.8 million during the third quarter and nine months ended June 30, 1998. The decrease in the quarter ended June 30, 1999 arose as a result of the substantial decrease in the Company's uncommitted cash balances and the temporary investment of such balances.

         General and administrative expenses were $1.1 million and $4.0 million in the third quarter and nine months ended June 30, 1999, an increase of $24,000 (2%) and $757,000 (23%) as compared to $1.1 million and $3.3 million for the third quarter and nine months ended June 30, 1998, primarily as a result of the hiring of additional corporate staff, increases in compensation and benefits of senior officers, along with the Company's continued growth in its existing business lines and recent acquisitions as described in Note 4.

         Depreciation, depletion and amortization was $2.1 million and $6.0 million in the third quarter and nine months ended June 30, 1999, an increase of $1.4 million (193%) and $4.1 million (208%) as compared to $732,000 and $1.9 million during the third quarter and nine months ended June 30, 1998. The increase was primarily attributable to the oil and gas properties acquired as part of the Atlas acquisition.

         Interest expense was $10.7 million and $21.8 million in the third quarter and nine months ended June 30, 1999, an increase of $5.0 million (88%) and $8.1 million (59%) as compared to $5.7 million and $13.7 million during the third quarter and nine months ended June 30, 1998. The increase was primarily to JLA's and Fidelity Leasings's on-balance sheet borrowings, the acquisition of Atlas, and two loans payable incurred on March 31, 1999 in connection with the purchase of a commercial mortgage loan.


         Provisions for possible losses were $1.1 million and $3.1 million in the third quarter and nine months ended June 30, 1999 an increase of $876,000 (333%) and $1.9 million (155%) as compared to a provision of $263,000 and $1.2 million in the third quarter and nine months ended June 30, 1998. The increase in the third quarter of fiscal 1999 primarily relates to equipment leasing ($974,000) and reflects the increases in lease originations. In establishing the Company's allowance for possible losses in connection with its real estate finance and equipment leasing operations, the Company considers among other things, the historic performance of the Company's loan or lease portfolios, industry standards and experience regarding losses in similar loans or leases and payment history on specific loans and leases, as well as general economic conditions in the United States, in the borrower's or lessee's geographic area and in its specific industry.

         The effective tax rate increased to 34% in the quarter ended June 30, 1999 from 31% in the quarter ended June 30, 1998. The fiscal 1999 increase resulted from: (i) an increase in the statutory rate due to an increase in the Company's pre-tax earnings; (ii) an increase in amortization of goodwill, attributable to the Company's acquisition of Atlas, which is not deductible for tax purposes; (iii) a decrease in tax exempt interest in relation to pre-tax income; and (iv) an increase in state income taxes. These increases in the effective tax rate were partially offset by increased tax credits.


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

         The Company believes that its future growth and earnings will be materially dependent upon its ability to continue to generate capital resources from prior sources or to identify new sources. During the last half of calendar 1998, capital markets in the United States were unstable, resulting in a loss of liquidity in credit markets and significant drops in the prices of certain securities in the equity markets. The effects of this instability were particularly pronounced for finance companies such as the Company. Although the liquidity of the credit markets has improved in recent months, and the Company has been able to obtain debt financing for its equipment leasing and real estate finance operations, the price of the Company's stock has not significantly recovered from the substantial decrease in price that occurred in August 1998, which has impeded the Company's access to the equity capital markets. Accordingly, the Company anticipates that generating additional equity capital on terms similar to those available to it during the last three fiscal years may be restricted. This restriction may limit the Company's ability to generate additional debt financing on acceptable terms and, accordingly, may in the future limit growth in its real estate finance and equipment leasing operations. Any such restriction could adversely affect the Company's earnings potential. Subsequent to the end of the fiscal quarter, the Company's equipment leasing subsidiary filed a registration statement with respect to a proposed sale of common stock in the subsidiary. There can be no assurance that any offering will be completed or as to its timing.

         The Company's conduit securitization facilities, which are at variable rates of interest, require the Company to enter into interest rate swap agreements for the benefit of the purchaser of the leases. Such swap agreements effectively provide for the payment by the Company of a fixed rate of interest from the pool of securitized leases to the bank conduit purchasing the leases, notwithstanding the payment by the conduit of a variable rate of interest on the commercial paper issued by it. The Company does not hold or issue interest rate swap agreements or any other derivative financial instruments for trading purposes. At the time of each securitization, the Company's special purpose subsidiary assigns its right, title and interest in the interest rate swap agreement to the purchaser of the leases. Related interest rate swap agreements outstanding at June 30, 1999 had an aggregate notional value of approximately $208.4 million, required payments based on fixed rates ranging from 5.2% to 5.8%.

         Sources and (uses) of cash for the nine month periods ended June 30, 1999 and 1998 were as follows:

                                                                                Nine Months Ended June 30,
                                                                              1999                      1998
                                                                         ---------------           ----------------
                                                                                     (in thousands)

   Provided by (used in) operations.......................               $         6,850           $         (4,309)
   Used in investing activities...........................                      (129,442)                   (99,243)
   Provided by financing activities.......................                        89,882                    118,643
                                                                         ---------------           ----------------
                                                                         $       (32,710)          $         15,091
                                                                         ===============           ================

         The Company had $45.4 million in cash and cash equivalents on hand at June 30, 1999, as compared to $78.1 million at September 30, 1998. The Company's ratio of earnings to fixed charges was 2.0 to 1.0 in the quarter ended June 30, 1999 as compared to 3.2 to 1.0 in the quarter ended June 30, 1998.

         Cash provided by operating activities in the first nine months of fiscal 1999 increased $11.2 million as compared to the first nine months of fiscal 1998 primarily as a result of a reduction in gains on asset dispositions and an increase in non-cash charges for depreciation and amortization and provision for losses in relation to net income. These increases in cash provided were partially offset by an increase in accretion (net of interest collections).

         The Company's cash used in investing activities increased $30.2 million in the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998. This increase was attributable to the following:

         (i) In small ticket leasing, the Company invested $205.7 million and $59.5 million in the origination of 13,017 and 5,339 leases during the nine months ended June 30, 1999 and 1998, respectively. Cash proceeds received upon sales of leases amounted to $100.3 million and $17.3 million during the nine months ended June 30, 1999 and 1998, respectively. The Company also invested $18.3 million in the acquisition of JLA and as a result of this acquisition payments received in excess of revenue recognized increased $56.4 million. These changes resulted in a net increase in cash used in leasing operations of $25.1 million.

         (ii) In commercial mortgage loan acquisition and resolution, the company invested $82.4 million and $213.1 million in the acquisition or origination of four loans and ten loans in the nine months ended June 30, 1999 and 1998, respectively. In addition, the Company advanced funds on existing commercial loans of $7.3 million and $5.1 million in the same respective periods. Cash proceeds received upon refinancings or sales of senior lien interests and loans amounted to $19.7 million and $147.6 million in the nine months ended June 30, 1999 and 1998, respectively. These proceeds reflect the sale of senior lien interests in or refinancing of three and 32 loans, respectively. These changes resulted in a net decrease in cash used in commercial real estate operations of $1.0 million.


         (iii) In energy, capital expenditures increased $5.9 million, primarily as a result of investments in wells drilled by Atlas.

         (iv) The Company invested $19.4 million and $59.5 million in 274 and 1,363 residential mortgage loans during the nine months ended June 30, 1999 and 1998, respectively. During that period, the Company received cash proceeds from the sale of some of these loans of $23.1 million and $53.6 million. These changes resulted in a net increase in cash provided from residential real estate operations of $9.6 million.

         The Company's cash flow provided by financing activities decreased $28.8 million during the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998, primarily as a result of the sale of 5.9 million shares of Common Stock in April 1998 partially offset by increased net borrowings.

Computer Systems and Year 2000 Issues

         Based upon a recent assessment by the Company, the Company has in place Year 2000 capable systems for its commercial mortgage loan, equipment leasing and residential mortgage loan operations. The Company believes that the systems for its energy operations (excluding those of Atlas) have completed approximately 90% of the necessary remediation processes and that remediation (including testing) will be completed in September 1999. The Company believes that its embedded systems (such as natural gas monitoring systems and telephones) are Year 2000 compliant or, if not, are either not date dependent or would not materially affect the Company's operations. With respect to Atlas' systems, as a result of the Company's post-acquisition assessment, it has determined to merge Atlas' systems with those of the Company thereby largely eliminating remediation requirements. The Company anticipates that the merger of the systems will be completed by September 30, 1999.

         As of June 30, 1999, the Company's cost in remediation of its systems has not been material. The Company anticipates that its remaining remediation costs (including costs relating to Atlas' systems) will not exceed $100,000.

         The Company has initiated communications with all of its significant business partners through a Vendor Readiness Survey to determine their Year 2000 compliance. Responses are evaluated as they are received to determine if additional action is required to ensure compliance of the business partner. As of June 30, 1999, all of the Company's principal business partners have advised the Company that they are Year 2000 compliant or have initiated programs that will render them Year 2000 compliant in a timely fashion.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         The following table sets forth certain information regarding 43 of the 45 loans held in the Company's portfolio as of June 30, 1999. The presentation, for each category of information, aggregates the loans by their maturity dates for maturities occurring in each of the fiscal years ("FY") 1999 through 2003 and separately aggregates the information for all maturities arising after the 2003 fiscal year. The Company does not believe that these loans are sensitive to changes in interest rates since (i) the loans are subject to forbearance or other agreements that require all of the operating cash flow from the properties underlying the loans, after debt service on senior lien interests, to be paid to the Company and thus are not currently being paid based on the stated interest rates of the loans; (ii) all senior lien interests are at fixed rates and are thus not subject to interest rate fluctuation that would affect payments to the Company; and (iii) each loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flow were to exceed the interest rate, as originally underwritten.

                                            Portfolio Loans, Aggregated by Maturity Dates,(1)
                                                           As of June 30, 1999
                     -------------------------------------------------------------------------------------------------
                           FY 1999       FY 2000         FY 2001        FY 2002         FY 2003          Thereafter
                           -------       -------         -------        -------         -------          ----------
Outstanding loan
receivable
balances (to the
Company's interest)     $11,201,903    $6,639,424     $18,565,358     $41,284,889     $60,901,973        $114,139,455

Carried cost of
loans (fixed rate)       $7,525,488    $1,255,139      $4,563,740     $24,559,158     $24,311,024         $75,843,533

Average stated
interest rate
(fixed rate)                  12.00%        13.00%           9.54%           9.65%           8.98%              12.28%

Carried cost of
loans (variable
rate)                            $0      $797,698        $338,548      $1,382,311        $721,602          $4,774,398

Average stated
interest rate
(variable rate)                   -          9.00%           7.61%          12.65%           9.00%               7.79%

Average interest
payment rate                    (2)           (2)             (2)             (2)             (2)                 (2)

Principal balance
of related senior
lien interests (3)       $6,902,773    $2,781,000      $9,583,465      $5,336,062     $50,477,061        $186,963,602

Average interest
rate of senior
lien interests
(fixed rate)
                               8.00%         9.50%           9.41%           9.58%           7.77%               8.08%

----------------------
(1) Maturity dates of related Forbearance Agreement or Company's interest in the Loan.
(2) Pay rates are equal to the net cash flow from the underlying properties after payments on senior lien interests and, accordingly, depend upon future events not determinable as of the date hereof.

(3) Maturity dates for senior lien interests are as follows:

                Maturity Date of                   Maturity Dates of              Outstanding Balance
                Company's Loans                  Senior Lien Interests          of Senior Lien Interests
            (FY Ended September 30)            (FY Ended September 30)              at June 30, 1999
             ----------------------            ------------------------             ----------------
                      1999                               2010                       $    6,902,773

                      2000                               2000                              685,000
                                                         2002                            2,096,000

                      2001                               2000                            2,000,000
                                                         2001                            5,209,000
                                                         2007                            2,374,465

                      2002                               2003                            5,336,062

                      2003                               2003                           13,586,733
                                                         2006                            2,182,595
                                                         2008                           34,707,733

                   Thereafter                            2001                            2,010,000
                                                         2003                            9,326,653
                                                         2004                            4,448,399
                                                         2008                          142,878,448
                                                         2009                           20,477,195
                                                         2010                            5,782,484
                                                         2014                            2,040,423


         The following table sets forth information as of June 30, 1999 concerning one of the 45 loans held in the Company's portfolio that the Company believes may be deemed to be interest rate sensitive. The loan matures October 1, 2003.

          Outstanding receivable balance (to the
          Company's interest)                        $38,851,872

          Carried cost of loan                       $36,041,425

          Stated interest rate                       Federal funds rate plus
                                                     87.5 basis points plus 200
                                                     basis points default
                                                     interest

          Interest payment rate                      Net cash flow from property
                                                     underlying loan
          Senior Lien Interest:
            Principal balance                        $59,370,000

            Stated interest rate                     LIBOR plus 250 basis
                                                     points; 8.875% maximum rate

            Current interest payment rate            7.75%

            Maturity date                            10/01/03

         The following table sets forth information as of June 30, 1999 concerning one of the 45 loans held in the Company's portfolio that the Company believes may be deemed to be interest rate sensitive. The loan matures April 1, 2004.

          Outstanding receivable balance (to the
          Company's interest)                        $57,240,864

          Carried cost of loan                       $69,653,738

          Stated interest rate                       10.64%

          Interest payment rate                      Net cash flow from property
                                                     underlying loan
          Senior Lien Interest:
            Principal balance                        $69,414,636

            Stated interest rate                     LIBOR plus 300 basis points

            Current interest payment rate            8.00%

            Maturity date                            04/01/04


PART II.   OTHER INFORMATION

ITEM 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits:
                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K
                  During the quarter for which this report is being filed, the Registrant filed a Form 8-K/A dated April 20, 1999 regarding the acquisition of JLA Credit Corporation.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RESOURCE AMERICA, INC.
                                        (Registrant)



Date: August 16, 1999                    By:  /s/ Steven J. Kessler
      ---------------                         ----------------------------------
                                              STEVEN J. KESSLER
                                              Senior Vice President and Chief
                                              Financial Officer

Date: August 16, 1999                    By:  /s/ Nancy J. McGurk
      ---------------                         ----------------------------------
                                              NANCY J. McGURK
                                              Vice President-Finance and Chief
                                              Accounting Officer