Form 10-K
period 1999-09-30
RESOURCE AMERICA INC
filed 1999-12-29
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to __________


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

                     Common stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on December 17, 1999, was approximately $158.8 million.

The number of outstanding shares of the registrant's common stock on December 17, 1999 was 23,324,415.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I                                                                                                          Page
                                                                                                                ----
     Item 1:    Business..................................................................................        4
     Item 2:    Properties................................................................................       36
     Item 3:    Legal Proceedings.........................................................................       37
     Item 4:    Submission of Matters to a Vote of Security Holders.......................................       37

PART II
     Item 5:    Market for Registrant's Common Equity and
                    Related Stockholder Matters...........................................................       37
     Item 6:    Selected Financial Data...................................................................       38
     Item 7:    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.............................................................       39
     Item 7A:   Quantitative and Qualitative Disclosures about Market Risk................................       51
     Item 8:    Financial Statements and Supplementary Data...............................................       55
     Item 9:    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................................................       92

PART III
     Item 10:   Directors, Executive Officers, Promoters and
                    Control Persons of the Registrant.....................................................       92
     Item 11:   Executive Compensation....................................................................       92
     Item 12:   Security Ownership of Certain Beneficial Owners
                    and Management........................................................................       92
     Item 13:   Certain Relationships and Related Transactions............................................       92

PART IV
     Item 14:   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K...................................................................       92

SIGNATURES      ..........................................................................................       97

                                     PART I

ITEM 1. BUSINESS

General

         The Company operates a diversified financial business encompassing real estate finance, equipment leasing and energy. The Company's real estate finance business focuses on the acquisition and resolution of commercial real estate mortgage loans. The Company also sponsored Resource Asset Investment Trust, a real estate investment trust, and currently owns 14% of Resource Asset's common shares of beneficial interest. The Company's equipment leasing business focuses primarily on small ticket equipment lease financing, although it also manages five publicly-owned equipment leasing partnerships and provides lease finance placement and advisory services. The Company's energy business focuses on the sponsorship of investment programs which drill for and produce natural gas from wells on properties in New York, Ohio and Pennsylvania acquired from the Company.

Real Estate Finance

General

         The Company's real estate finance business involves the purchase, at a discount, of troubled commercial real estate mortgage loans, and the restructuring and refinancing of those loans. These loans are generally acquired from private market sellers, primarily financial institutions. Loans acquired by the Company typically involve legal and other disputes among the lender, the borrower and/or other parties in interest, and generally are secured by properties which are unable to produce sufficient cash flow to fully service the loans in accordance with the original lender's loan terms. The Company's commercial mortgage loan portfolio consists of 41 loans with aggregate outstanding loan balances of $747.1 million. These loans were acquired at an investment cost of $488.8 million, including subsequent advances which had been anticipated by the Company at the time of acquisition and were included in its analysis of loan costs and yields and senior lien interests to which the properties were subject at the time of acquisition. While the Company historically acquired loans in the $1.0 million to $15.0 million range, in 1998 the Company shifted its focus to include larger loans. During the fiscal years ended September 30, 1999, 1998, and 1997, the Company's yield on its net investment in commercial mortgage loans (including gains on sale of senior lien interests in, and gains, if any, resulting from refinancings of commercial mortgage loans) equaled 22%, 40% and 35%, respectively, while its gross profit (revenues from loan activities minus costs attributable thereto, including interest and provision for possible losses, and less depreciation and amortization, without allocation of corporate overhead) from its commercial mortgage loan activities for the same periods were $35.3 million, $43.7 million and $16.5 million, respectively. The Company seeks to reduce the amount of its own capital invested in commercial mortgage loans after their acquisition, and to enhance its returns, through borrower refinancing of the properties underlying its loans. Prior to January 1, 1999, the Company also sought to sell senior lien interests; however, following that date, the Company has sought to structure its senior lien transactions as financings rather than sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations: Real Estate Finance." At September 30, 1999, senior lenders held outstanding obligations of $398.4 million. The excess of operating cash flow over required debt service on senior lien obligations is, pursuant to agreements with most borrowers, generally retained by the Company as debt service on the outstanding balance of the Company's loans.

Business Strategy

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

         Refinancings and Sales of Senior Lien Interests in Portfolio Loans. The Company seeks to reduce its invested cash and enhance its returns from its commercial loan portfolio through refinancing by borrowers of the properties underlying its loans, financing by the Company of the loans held by it or, prior to January 1, 1999, the sale of senior lien interests or loan participations in loans held by it. In so doing, the Company has in the past obtained, and in the future anticipates obtaining, a return of a substantial portion of its invested cash (and in some cases has obtained returns of amounts in excess of its invested cash) while maintaining a significant continuing position in the original loan. See "Business - Real Estate Finance - Refinancings and Sales of Senior Lien Interests in Portfolio Loans."

         Disposition of Loans. In the event a borrower does not repay a loan when due, or upon expiration of applicable forbearance periods (See "Business - Real Estate Finance - Forbearance Agreements"), the Company will seek to foreclose upon and sell the underlying property or otherwise liquidate the loan. In appropriate cases the Company may agree to forbear (or further forbear) from the exercise of remedies available to it.

Acquisition and Administration Procedures for Commercial Mortgage Loans

         Before acquiring any commercial mortgage loan, the Company conducts an acquisition review. This review includes an evaluation of the adequacy of the loan documentation (for example, the existence and adequacy of notes, mortgages, collateral assignments of rents and leases, and title policies ensuring first or other lien positions) and other available information (such as credit and collateral files). The value of the property securing the loan is estimated by the Company based upon a recent independent appraisal obtained by the borrower or seller of the loan, an independent appraisal obtained by the Company, or upon valuation information obtained by the Company and thereafter confirmed by an independent appraisal. One or more members of the Company's management makes an on-site inspection of the property and, where appropriate, the Company will require further inspections by engineers, architects or property management consultants. The Company may also retain environmental consultants to review potential environmental issues. The Company obtains and reviews available rental, expense, maintenance and other operational information regarding the property, prepares cash flow and debt service analyses and reviews all pertinent information relating to any legal or other disputes to which the property is subject. The amount of the Company's purchase offer for any loan is based upon the foregoing evaluations and analyses.

         The Company has established the following guidelines in connection with its loan acquisitions:

         o Cash flow from the property securing the loan should be sufficient to yield an initial cash return on the Company's cash investment of not less than 10% per annum.

         o The Company's initial investment should be at a discount to both the amount of outstanding loan balance and the appraised value of the property underlying the loan (generally utilizing an appraisal dated within one year of acquisition).

         o There is the possibility of either prompt refinancing of the loan by the borrower or by the Company that will result in an enhanced yield to the Company on its (reduced) funds still outstanding.

         o There is the possibility of a substantial increase in the value of the property underlying the loan over its appraised value, increasing the potential amount of the loan discount recoverable by the Company at loan termination.

         The Company is not, however, bound by these guidelines and will acquire a loan that does not meet one or more of the criteria specified above if, in the Company's judgment, other factors make the loan an appropriate investment opportunity. The Company is not limited by regulation or contractual obligation as to the types of properties that secure the loans it may seek to acquire or the nature or priority of any lien or other encumbrance it may accept with respect to a property. The Company also does not have restrictions regarding whether, after sale of a senior lien interest or a refinancing, its interest in a particular loan must continue to be secured (although the Company will typically retain a subordinated lien position), or as to the amount it may invest in any one loan, the ratio of initial investment cost-to-appraised value of the underlying property or the cash yield on the Company's remaining investment. See "Business - Real Estate Finance - Refinancings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations: Real Estate Finance."

         As part of the acquisition process, the Company typically resolves existing issues relating to the loans or the underlying properties. Through negotiations with the borrower and, as appropriate or necessary, with other creditors or parties in interest, the Company seeks to arrive at arrangements that reflect more closely the current operating conditions of the property and the present strategic position of the various interested parties. Where appropriate, the Company will offer concessions to assure that the Company's future control of the property's cash flow is free from dispute. These arrangements are normally reflected in a forbearance agreement pursuant to which foreclosure or other action on the mortgage is deferred so long as the arrangements reflected in the forbearance agreement are met. The Company will typically require appointment of a property manager acceptable to it (see "Business - Real Estate Finance - Forbearance Agreements") and may advance funds for purposes of paying property improvement costs, unpaid taxes and similar items. The Company includes in its pre-acquisition analysis of loan costs and yields an estimate of such advances.

         Upon acquisition of a loan, the Company typically requires that all revenues from the property underlying the loan is paid into an operating account which the Company or its managing agent controls. All property expenditures (including debt service, taxes, operational expenses and maintenance costs) are paid from this controlled account and are reviewed and approved by a senior officer of the Company before payment. The Company further requires that its approval be obtained before any material contract or commercial lease affecting the property is executed. To assist it in monitoring the loan, the Company requires that the borrower prepare a budget for the property not less than 60 days before the beginning of a year, which must be reviewed and approved by the Company, and submit both a monthly cash flow statement and a monthly occupancy report. The Company analyzes these reports in comparison with each other and with account activity in the operating account.

         The Company may alter the foregoing procedures in appropriate circumstances. Where a borrower has refinanced a loan held by the Company (or where the Company has acquired a loan subject to existing senior debt), the Company may agree that the revenues be paid to an account controlled by the senior lienor, with the excess over amounts payable to the senior lienor being paid directly to the Company. As of September 30, 1999, revenues were being paid directly to senior lienholders with respect to two loans (loans 7 and 40). Where the property is being managed by Brandywine Construction and Management, Inc., a property manager affiliated with the Company (see "Business - Real Estate Finance Forbearance Agreements"), the Company may direct that property revenues be paid to Brandywine Construction and Management, as the Company's managing agent. As of September 30, 1999, revenues are being paid to Brandywine Construction and Management with respect to two loans (loans 25 and 30). Where the Company believes that operating problems with respect to an underlying property have been substantially resolved, the Company may permit the borrower to retain revenues and pay property expenses directly. As of September 30, 1999, the Company permitted borrowers with respect to seven loans (loans 24, 31, 32, 37, 41, 50 and 51) to do so.

Refinancings

         In evaluating a potential commercial mortgage loan, the Company places significant emphasis on the likelihood of its being able to finance its interest on favorable terms after the acquisition and/or the borrower's likely ability, with or without the Company's assistance, to secure favorable refinancing. When a loan is refinanced, the Company will obtain net refinance proceeds in an amount representing a major portion of (and sometimes exceeding) the amount of its investment in the loan. After refinancing, the Company will typically retain an interest in the loan, subordinated to the interest of the refinance lender or senior lienholder.

         In refinancings, the Company reduces the amount outstanding on its loan by the amount of net refinancing proceeds received by it and either converts the outstanding balance of the original note (both principal and accrued interest, as well as accrued penalties) into the stated principal amount of an amended note on the same terms as the original note, or retains the original loan obligation as paid down by the amount of refinance proceeds received by the Company. The interest rate on the refinancing is typically less than the interest rate on the Company's retained interest.

         Prior to January 1, 1999, the Company sought to sell senior lien interests in its loans. Although the Company has made a strategic decision to structure its transactions after that date as financings, the Company retains the right to sell a senior interest in a loan where it is economically advantageous to the Company to do so. When a senior lien interest is sold, the outstanding balance of the Company's loan at the time of sale remains outstanding, including as a part of that balance the amount of the senior lien interest. Thus, the Company's remaining interest effectively "wraps around" the senior lien interest. Typically, the interest rate on the senior lien interest is less than the stated rate on the Company's loan.

         As of September 30, 1999, senior lien interests with an aggregate balance of $12.0 million relating to seven of the Company's loans obligate the Company, in the event of a default on a loan, to replace such loan with a performing loan. Two other senior lien interests obligate the Company, upon their respective maturities in fiscal 2003, to repurchase the senior lien interest (if not already paid off) at a price equal to the outstanding balance of the senior lien interest plus accrued interest. These aggregate outstanding balances will be $2.5 million and $2.8 million at maturity, respectively, assuming all debt service payments have been made. See "Business - Real Estate Finance - Loan Status."

         After a refinancing or sale of a senior lien interest, the Company's retained interest will usually be secured by a subordinate lien on the property. In certain situations, however, the Company's retained interest may not be formally secured by a mortgage because of conditions imposed by the senior lender. In these situations, the Company may be protected by a judgment lien, an unrecorded deed-in-lieu of foreclosure, the borrower's covenant not to further encumber the property without the Company's consent, a pledge of the borrower's equity and/or a similar device. The Company's retained interests in eight loans aggregating $32.1 million and constituting 12.7%, by book value, of the Company's loans as of September 30, 1999 are not secured.

Forbearance Agreements

         Commercial mortgage loans acquired by the Company typically are subject to forbearance agreements with borrowers pursuant to which the holder of the loan (the Company, upon loan acquisition)

         o Agrees, subject to receipt of specified minimum monthly payments, to defer the exercise of existing rights to proceed on the defaulted loan (including the right to foreclose).
         o Receives the rents from the underlying property (either directly or through a managing agent approved by the Company, subject to certain exceptions; see "Business - Real Estate Finance - Acquisition and Administration Procedures).
         o Requires the borrower to retain a property management firm acceptable to the holder.

         The forbearance agreements also provide that any cash flow from the property (after payment of Company-approved expenses and debt service on senior lien interests) above the minimum payments will be retained by the Company and applied to accrued but unpaid debt service on the loan. As a result of provision the requirement of retaining a property management firm acceptable to the loan holder, Brandywine Construction and Management has assumed responsibility for supervisory and, in many cases, day-to-day management of the underlying properties with respect to substantially all of the loans owned by the Company as of September 30, 1999. In eight instances, the President of Brandywine Construction and Management (or an entity affiliated with him) has also acted as the general partner, president or trustee of the borrower.

         The minimum payments required under a forbearance agreement (generally related to anticipated cash flow from the property after operating expenses) are normally materially less than the debt service payments called for by the original terms of the loan. The difference between the minimum required payments under the forbearance agreement and the payments called for by the original loan terms continues to accrue, but (except for amounts recognized as an accretion of discount; see "Business - Real Estate Finance - Accounting for Discounted Loans") are not recognized as revenue to the Company until actually paid.

         When a loan is refinanced or the Company sells a senior lien interest in the loan, the forbearance agreement typically will remain in effect, subject to such modifications as may be required by the refinance lender or senior lien holder.

         At the end of the term of a forbearance agreement, the borrower must pay the loan in full. The borrower's ability to do so, however, will depend upon a number of factors, including prevailing conditions at the underlying property, the state of real estate and financial markets (generally and as regards to the particular property), and general economic conditions. In the event the borrower does not or cannot do so, the Company anticipates that it will seek to sell the property underlying the loan or otherwise liquidate the loan. Alternatively, where the Company already controls all of the cash flow and other economic benefits from the property, or where the Company believes that the cost of foreclosure is more than any benefit the Company could obtain from foreclosure, the Company may continue its forbearance.

Loan Status

         At September 30, 1999, the Company's loan portfolio consisted of 41 loans of which 34 loans were acquired as first mortgage liens and seven loans were acquired as junior lien obligations. As of September 30, 1999:

         o The Company had sold senior lien interests in 18 loans in its portfolio (including senior interests in four loans initially acquired by the Company as junior lien loans).
         o The Company had purchased senior lien interests in two loans initially acquired by the Company as junior lien interests.
         o Borrowers with respect to 17 of the Company's loans had obtained refinancing.

         After such sales, acquisitions and refinancings, the Company held subordinated interests in 34 loans of which eight interests, constituting approximately 12.7% of the book value of the Company's loan portfolio, are not collateralized by recorded mortgages (see "Business - Real Estate Finance -:
Sale of Senior Lien Interests and Refinancings").

         The following table sets forth information relating to the Company's investments in commercial mortgage loans, grouped by the type of property underlying the loans, as of September 30, 1999.

                                                                                                                       Appraised
                                                                                              Fiscal                     Value
                                                                                               Year    Outstanding     of Property
 Loan          Type of                                                                         Loan       Loan          Securing
Number         Property           Location          Seller/Originator                        Acquired  Receivable(1)     Loan(2)
------         --------           --------          -----------------                        --------  -------------  ------------
Office Properties
005            Office             Pennsylvania      Shawmut Bank(8)                             1993     $ 7,547,740   $ 1,700,000
011(10)        Office             Washington, D.C.  First Union Bank(8)                         1995       1,587,237     1,500,000
014            Office             Washington, D.C.  Nomura/Cargill/Eastdil Realty(11)           1995      18,880,106    14,000,000
020            Office             New Jersey        Cargill/Eastdil Realty(11)                  1996       7,512,104     4,600,000
026(10)        Office             Pennsylvania      The Metropolitan Fund/FirsTrust FSB         1997       9,324,575     5,000,000
029(10)        Office             Pennsylvania      Castine Associates, L.P.                    1997       8,262,797     4,025,000
035(14) (10)   Office             Pennsylvania      Jefferson Bank                              1997       2,551,865     2,550,000
036            Office             North Carolina    Union Labor Life Insurance Co.              1997       4,681,629     4,150,000
044(16)        Office             Washington, D.C.  Dai-Ichi Kangyo Bank                        1998     103,951,077    98,000,000
046            Office             Pennsylvania      Corestates Bank                             1998       6,073,962     5,300,000
048(18)        Office             Pennsylvania      Institutional Property Assets               1998      67,288,103    65,000,000
049(19)        Office             Maryland          Bre/Maryland                                1998      98,436,234    99,000,000
053(20)        Office             Washington, D.C.  Sumitomo Bank, Limited                      1999     127,828,556    83,000,000
                                                                                                        ------------  ------------
     Office Totals                                                                                      $463,925,985  $387,825,000
                                                                                                        ------------  ------------
Multifamily Properties
001(22)        Multifamily        Pennsylvania      Alpha Petroleum Pension Fund                1991&99    9,191,243     5,300,000
003            Multifamily        New Jersey        RAM Enterprises/Glenn Industries
                                                    Pension Plan                                1993       3,027,898     1,350,000
015            Condo/Multifamily  North Carolina    First Bank/ SouthTrust Bank                 1995&97    5,120,738     5,019,500
021(23)(10)    Multifamily        Pennsylvania      Bruin Holdings/Berkley Federal
                                                    Savings Bank                                1996&97    9,419,349     3,776,240
022            Multifamily        Pennsylvania      FirsTrust FSB                               1996       5,903,080     4,300,000
024            Multifamily        Pennsylvania      U.S. Dept. of Housing and Urban
                                                    Development                                 1996       3,363,060     3,250,000
028            Condo/Multifamily  North Carolina    First Bank/South Trust Bank                 1997         462,005       455,500
031            Multifamily        Connecticut       John Hancock Mutual Life Ins. Co.           1997      12,348,000    12,500,000
032            Multifamily        New Jersey        John Hancock Mutual Life Ins. Co.           1997      12,790,941    13,278,000
034            Multifamily        Pennsylvania      Resource America, Inc.                      1997         414,593       450,000
037            Multifamily        Florida           Howe, Soloman & Hall Financial, Inc.        1997       8,004,714     3,500,000
041            Multifamily        Connecticut       J.E. Robert Companies                       1998      20,902,521    21,000,000
042            Multifamily        Pennsylvania      Fannie Mae(24)                              1998       5,644,752     5,740,000
043(25)        Multifamily        Pennsylvania      Downingtown National Bank                   1998       2,118,028     2,275,000
045(26)        Multifamily        Maryland          Lennar Partners                             1998      19,900,000    19,500,000
047(10)        Multifamily        New Jersey        Credit Suisse First Boston Mortgage
                                                    Capital, Inc.                               1998       3,548,325     3,375,000
050            Multifamily        Illinois          J.E. Roberts Companies                      1998      48,588,707    23,400,000
051            Multifamily        Illinois          J.E. Roberts Companies                      1998      24,858,282    22,500,000
054(28)        Multifamily        Connecticut       Forge Square                                1999       1,600,000     2,000,000
                                                                                                        ------------  ------------
     Multifamily Totals                                                                                 $197,206,236  $152,969,240
                                                                                                        ------------  ------------
Commercial Properties
007             Single User/Retail  Minnesota       Prudential Insurance, Alpha Petroleum
013(10)(29)     Single User/                        Pension Fund                                1993       4,826,156     2,545,000
                Commercial          California      California Federal Bank, FSB                1994       2,858,273     2,600,000
016             Single User/Retail  California      Mass Mutual, Alpha Petroleum Pension
                                                    Fund                                        1995&96    7,543,659     3,000,000
017(30)(10)     Single User/Retail  West Virginia   Triester Investments(8)                     1996       1,560,770     1,900,000
018             Single User/Retail  California      Emigrant Savings Bank/ Walter R.
                                                    Samuels & Jay Furman(31)                    1996       3,013,932     6,400,000
033             Single User/Retail  Virginia        Brambilla, LTD                              1997&99    4,525,877     2,650,000
040             Retail              Virginia        Lehman Brothers Holdings                    1998      45,365,850    47,000,000
                                                                                                        ------------   -----------
     Commercial Totals(7)                                                                               $ 69,694,517  $ 66,095,000
                                                                                                        ------------  ------------
Hotel Properties
025(33)       Hotel/Commercial      Georgia         Bankers Trust Co.                           1997       7,092,241     8,500,000
030           Hotel                 Nebraska        CNA Insurance                               1997       9,226,534     5,100,000
                                                                                                        ------------   -----------
     Hotel Totals                                                                                       $ 16,318,775  $ 13,600,000
                                                                                                        ------------  ------------

                                                         Balance as of September 30, 1999               $747,145,513  $620,489,240
                                                                                                        ============  ============

                                       9

                               [TABLE CONTINUED]

                                                                                                 Company's Net
                       Ratio of        Proceeds from                                             Interest in    Maturity of Loan
                        Cost of        Refinancing or                                            Outstanding    /Expiration of
   Cost of           Investment to     Sale of Senior          Net             Book Value            Loan         Forbearance
Investment(3)      Appraised Value     Lien Interests     Investment(4)     of Investment(5)    Receivables(6)   Agreement(7)
-------------      ---------------     --------------     -------------     ----------------    -------------- ----------------
$   1,246,629             73%          $    940,000(9)     $     306,629      $    836,691       $  6,707,740       02/07/01
    1,187,419             79%               660,000(9)           527,419           790,887            902,237       06/01/00
   12,412,435             89%             6,487,000            5,925,435         7,104,363         12,027,811
                                                                                                                    11/30/98(12a)
    3,267,878             71%             2,562,000              705,878         2,265,621          5,142,087       02/07/01
    2,485,078             50%             2,231,693              253,385         1,519,657          7,152,593       09/30/03
    3,069,977             76%             2,625,000(13)          444,977         1,390,176          5,681,852       07/01/02
    1,838,806             72%             1,750,000(15)           88,806           782,832            808,570       09/25/02
    3,077,323             74%             1,750,000(15)        1,327,323         1,798,475          2,939,709       12/31/11
   79,990,948             82%            71,500,000(17)        8,490,948        21,018,970         23,301,288       08/01/08
    3,815,026             72%                     0            3,815,026         3,815,815          6,073,962       09/30/14
   59,954,572             92%            44,000,000           15,954,572        18,069,472         23,827,911       08/01/08
   88,883,032             90%            60,000,000           28,883,032        36,350,392         39,276,234       10/01/03
   69,962,010             84%            60,000,000(21)        9,962,010        71,272,533         58,927,231       04/01/04
-------------                          ------------        --------------     ------------       ------------
$ 331,191,133                          $254,505,693        $  76,685,440      $167,015,884       $192,769,225
-------------                          ------------        -------------      ------------       ------------

    4,686,887             88%                     0            4,686,887         5,208,279          9,191,243       08/01/21
    1,117,651             83%               627,000              490,651           724,901          2,416,969       01/01/03
    2,073,045             41%             3,000,000             (926,955)        2,133,499          2,137,589       03/23/09
    2,521,741             67%             3,372,755(9)(15)      (851,014)          873,693          6,570,800       07/01/16
    2,453,757             57%             3,435,000             (981,243)          968,824          2,477,823       05/03/29
    2,740,136             84%             2,318,750              421,386           801,320            907,879       11/01/22
      451,010             99%                     0              451,010           446,000            462,005       03/23/09
    4,787,541             38%             9,375,000           (4,587,459)        1,888,832          2,973,000       01/01/14
    7,404,156             56%             6,000,000(17)        1,404,156         4,966,442          7,072,030       09/01/05
      401,500             89%                     0              401,500           412,746            414,593       10/01/02
    2,763,699             79%             2,096,000(9)           667,699         1,234,550          5,908,714       07/01/00
   14,733,084             70%            14,100,000              633,084         7,224,698          6,888,583       07/01/03
    4,234,556             74%             3,000,000(13)        1,234,556         1,903,794          2,681,276       12/31/02
    1,585,342             70%             1,000,000(27)          585,342           963,407          1,118,028       07/01/02
    1,300,000              7%                     0            1,300,000         1,459,689          3,900,000       06/30/08
    2,636,457             78%             1,800,000(15)          836,457         1,361,885          1,748,325       10/31/08
   18,325,521             78%            15,350,000            2,975,521         7,243,066         33,249,133       04/30/03
   17,367,539             77%                     0           17,367,539        18,432,071         24,858,282       09/30/02
      843,236             42%                     0              843,236         1,600,000          1,600,000       09/30/11
-------------                          ------------        -------------      ------------       ------------
$  92,426,858                          $ 65,474,505        $  26,952,353      $ 59,847,696       $116,576,272
-------------                          ------------        -------------      ------------       ------------

    1,359,055             53%             2,099,000             (739,945)          659,344          2,802,160       12/31/14
    1,701,049             65%             1,975,000(9)          (273,951)          402,325            858,273       05/01/01
    2,166,220             72%             2,375,000(9)          (208,780)          559,393          5,143,659       12/31/00
      890,619             47%             1,000,000(15)         (109,381)          522,748            577,099       12/31/16
    2,344,879             37%             1,969,000(9)           375,879           968,327          1,044,932       12/01/00
    2,425,997             92%             1,800,000(15)          625,997           886,334          2,766,283       02/01/21
   43,157,075             92%            35,250,000(32)        7,907,075         8,831,315         10,745,546       12/01/02
-------------                          ------------        --------------     ------------       ------------
$  54,044,894                          $ 46,468,000        $   7,576,894      $ 12,829,786       $ 23,937,952
-------------                          ------------        -------------      ------------       ------------


    6,556,375             77%               875,000(33)        5,681,375         7,091,992          6,217,241       12/31/15
    4,563,895             89%                     0            4,563,895         4,850,198          9,226,534       09/30/02
-------------                          ------------        --------------     ------------       ------------
$  11,120,270                          $    875,000        $  10,245,270      $ 11,942,190       $ 15,443,775
-------------                          ------------        -------------      ------------       ------------

$ 488,783,155                          $367,323,198        $ 121,459,957      $251,635,556       $348,727,224
=============                          ============        =============      ============       ============

                                       10

(1) Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest at September 30, 1999.
(2) The Company generally obtains appraisals on each of its properties at least once every three years. Accordingly, appraisal dates range from 1996 to 1999, except with respect to loan 3, as to which the borrower has informed the Company of its intention to place the property on the market for sale after January 1, 2000, therefore no appraisal has been performed since 1995.
(3) Consists of the original cost of the investment to the Company (including costs and the amount of any senior lien obligation to which the property remained subject) plus subsequent advances, but excludes the proceeds to the Company from the sale of senior lien interests or borrower refinancings.
(4) Represents the unrecovered costs of the Company's investment, calculated as the cash investment made in acquiring the loan plus subsequent advances less cash received from the sale of a senior lien interest in or borrower refinancing of the loan. Negative amounts represent the receipt by the Company of proceeds from the sale of senior lien interests or borrower refinancings in excess of the Company's investment.
(5) Represents the cost of the investment carried on the books of the Company after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of the loan, but excludes an allowance for possible losses of $1.4 million. For a discussion of accretion of discount and allocation of gains, see "- Accounting for Discounted Loans."
(6) Consists of the amount set forth in the column "Outstanding Loan Receivable" less senior lien interests at September 30, 1999.
(7)  With respect to loans 7, 14, 17, 25, 27, 30, 31, 32, 34, 39, 40, 42, 44,
     45, 46, 47, 48 and 49, the date given is for the maturity of the Company's interest in the loan. For loan 43, the date given is the expiration date of the forbearance agreement with respect to the loan in the original principal amount of $404,026 (see Note (24) below). For the remaining loans, the date given is the expiration date of the related forbearance agreement.
(8)  Successor by merger to the seller.
(9) Senior lien interest sold subject to the right of the holder (Citation Insurance Company, a subsidiary of Physicians Insurance Company of Ohio), upon default, to require the Company to substitute a performing loan.
(10) With respect to loans 13, 17 and 26, the President of Brandywine Construction and Management is the general partner of the borrower; with respect to loan 29, he is the general partner for the sole limited partner of the borrower; and with respect to loan 11, he is the President of the borrower. With respect to loan 35, he is the President of the general partner of the borrower. In addition, with respect to loan 21, which consists of 31 separate mortgage loans on 45 individual condominium units in a single building, the President of Brandywine Construction and Management is the trustee of one borrower (for 12 mortgage loans) and the President of the general partner of another borrower (for 4 mortgage loans). With respect to loan 47, the President of the borrower is an employee of Brandywine Construction and Management.
(11) Seller was a partnership of these entities.
(12) From 1993 to October 1997, an officer of the Company served as the general partner of the seller.
(12a)The Company continues to forbear from exercising its remedies with respect to this loan since the Company believes it receives all of the economic benefit from the property without having to incur the expense of foreclosure.
(13) Two senior lien interests sold to Crusader Bank, Philadelphia, Pennsylvania. The Company has the obligation to repurchase these senior lien interests, at Crusader's option, on or after March 31, 2003 (loan 29) and June 25, 2003 (loan 42).
(14) The borrower is a limited partnership formed in 1991. The general partner of the partnership is owned by the President of Brandywine Construction and Management; the Chairman of the Company and his wife beneficially own a 49% limited partnership interest in the partnership and the Vice Chairman beneficially owns a 1% limited partnership interest.
(15) Senior lien interest sold to Peoples Thrift Savings Bank which has the right, upon default by borrower, to require the Company to substitute a performing loan.
(16) See note 3 to Consolidated Financial Statements, "- Relationships with Resource Asset."
(17) A senior lien interest was sold to Resource Asset. See "Business - Real Estate Finance - Sponsorship of Real Estate Investment Trust."

(18) The borrower for this loan is a partnership of which Brandywine Construction and Management owns an 11% interest and Resource Asset owns an 89% interest.
(19) In connection with the acquisition of this loan, the Company acquired the right to transfer the equity interest in the borrower. Currently, a subsidiary of the Company is the general partner of the borrower. Pending transfer of the limited partnership interests, the Vice Chairman of the Company holds legal title to these interests.
(20) The Company and Resource Asset jointly purchased this loan, with Resource Asset contributing $10.0 million of the purchase price.
(21) The Company borrowed $60.0 million from a non-related third party in connection with the acquisition of loan 53. The loan is secured by a first priority lien. Accordingly, the debt is included in the cost of investment carried on the books of the Company.
(22) The Company acquired a first mortgage loan at face value from Resource Asset. The loan is secured by property in which the Company has held a subordinate interest since 1991.
(23) The loan acquired consists of 27 separate mortgage loans on 41 individual condominium units in a single building. Nine of such loans are due July 1, 2016, 13 are due January 1, 2015, one is due October 1, 2007, one is due July 7, 2003, one is due March 1, 2001 and two are due October 9, 2001. The president of Brandywine Construction and Management and his wife own general and limited partnership interests in the borrowers of some of these loans. The borrower with respect to other loans is a trust, the trustee of which is the president of Brandywine Construction and Management and the beneficiary of which is a limited partnership for which a director of the Company is general partner.
(24) Original lending institution.
(25) Consists of two related loans to one borrower secured by a single property in the original principal amounts of $1.6 million and $404,026.
(26) The Company's interest is subordinate to a $4.0 million senior lien held by Resource Asset and a $12.0 million senior lien held by an unaffiliated third party.
(27) Senior lien interest sold to Washsquare Properties Partners, L.P., a limited partnership in which the Chairman and Vice Chairman of the Company beneficially own a 14.4% limited partnership interest.
(28) Construction loan with a maximum borrowing of $1.6 million.
(29) The Chairman of the Company and his wife beneficially own a 40% limited partnership interest in the borrower.
(30) The loan acquired consists of a series of notes becoming due yearly through December 31, 2016.
(31) Amounts advanced by the Company were used in part to directly repay the loan of Emigrant Savings Bank; the balance was applied to purchase a note held by Messrs. Samuels and Furman.
(32) Represents the amount of a refinancing of the loan by the Company contemporaneously with the Company's investment.
(33) In May 1999, the Company borrowed $875,000 from a limited partnership in which the Chairman and Vice Chairman of the Company beneficially own a 22% limited partnership interest. The loan is secured by a first priority lien on loan 25. Accordingly, the debt is included in the cost of investment carried on the books of the Company.

         The following table sets forth average monthly cash flow from the properties underlying the Company's commercial mortgage loans, average monthly debt service payable to senior lienholders and refinance lenders, average monthly payments with respect to the Company's retained interest and cash flow coverage (the ratio of cash flow from the properties to debt service payable on senior lien interests) for the three months ended September 30, 1999. The loans are grouped by the type of property underlying the loans.

                                            Average           Average Monthly Debt        Average Monthly
                       Loan            Monthly Cash Flow           Service on             Payment to the          Cash Flow
                      Number            from Property(1)     Senior Lien Interests (2)  Company's Interest        Coverage
                      ------           -----------------     -------------------------  ------------------        ---------
Office
------
                      005               $   11,449                $    6,825              $    4,624                1.68
                      011                    8,324                     5,566                   2,758                1.50
                      014                   76,737                    62,733                  14,004                1.22
                      020                   34,202                    19,527                  14,675                1.75
                      026                   27,751                    21,600                   6,151                1.28
                      029                   25,142                    22,254                   2,888                1.13
                      035                   37,569                    15,902                  21,667                2.36
                      036                   38,326                    15,902                  22,424                2.41
                      044                  709,351                   556,101                 153,250                1.28
                      046                   47,030                         0                  47,030                 N/A
                      048                  417,280                   288,314                 128,966                1.45
                      049                  728,849                   450,000                 278,849                1.62
                      053                  796,308                   681,300                 115,008                1.17
                                        ----------                ----------              ----------
                   Office Totals        $2,958,318                $2,146,024              $  812,294                1.38
                                        ==========                ==========              ==========


Multifamily
-----------
                      001               $   33,834                $        0              $   33,834                 N/A
                      003                    8,876                     6,058                   2,818                1.47
                   015&028 (3)              26,443                    23,675                   2,768                1.12
                      021                   14,254                    24,865                 (10,611)(6)            0.57
                      022                   27,410                    24,668                   2,742                1.11
                      024                   25,926                    17,962                   7,964                1.44
                      031                   88,759                    52,708                  36,051                1.68
                      032                  100,671                    78,805                  21,866                1.28
                      034                    3,805                         0                   3,805                 N/A
                      037                   25,000                    17,030                   7,970                1.47
                      041                  130,417                    99,605                  30,812                1.31
                      042                   35,548                    25,176                  10,372                1.41
                      043                   16,213                     8,343                   7,870                1.94
                      045                   10,667                         0                  10,667                 N/A
                      047                   18,550                    15,000                   3,550                1.24
                      050                  155,583                    83,333                  72,250                1.87
                      051                  107,323                         0                 107,323                 N/A
                      054(5)                 6,538                         0                   6,538                 N/A
                                        ----------                ----------              ----------
                Multifamily Totals      $  835,817                $  477,228              $  358,589                1.75
                                        ==========                ==========              ==========
Commercial
----------
                      007               $   20,400                $   20,400              $        0                1.00
                      013                   26,051                    15,833                  10,218                1.65
                      016                   23,917                    19,500                   4,417                1.23
                      017                   10,690                     9,087                   1,603                1.18
                      018 (4)               26,243                    15,998                  10,245                1.64
                      033                   21,940                    19,342                   2,598                1.13
                      040                  375,000                   249,497                 125,503                1.50
                                        ----------                ----------              ----------
                Commercial Totals       $  504,241                $  349,657              $  154,584                1.44
                                        ==========                ==========              ==========
Hotel
----
                      025               $   49,004                $    7,292              $   41,712                6.72
                      030                   30,000                         0                  30,000                 N/A
                                        ----------                ----------              ----------
                  Hotel Totals          $   79,004                $    7,292              $   71,712               10.83
                                        ==========                ==========              ==========

                   Total Loans          $4,377,380                $2,980,201              $1,397,179                1.47
                                        ==========                ==========              ==========

                                       13

(1) "Cash Flow" as used in this table is that amount equal to revenues from property operations less operating expenses, including real estate and other taxes pertaining to the property and its operations, and before depreciation, amortization and capital expenditures.
(2) Monthly debt service consists of required payments of principal, interest and other regularly recurring charges payable to the holder of the refinanced loan or senior lien interest.
(3) Loans 15 and 28 represent different condominium units in the same property and are, accordingly, combined for cash flow purposes.
(4) Includes one-twelfth of an annual payment of $118,000 received in December of each year.
(5) Loan 54 is a construction loan which closed on September 30, 1999, and as such, loan payments are based upon outstanding advances and are an estimate based on said advances.
(6) Loan 21 consists of 27 separate mortgage loans on 41 individual condominium units. During fiscal 1999 the Company sold, and recorded gains on four of the units and held three units vacant in anticipation of future sales. Accordingly, cash flow from the property decreased while debt service on refinancing or senior lien interests remained constant.

Investments in Real Estate Ventures

         In fiscal 1999, the Company received a deed-in-lieu of foreclosure for a hotel property in Savannah, Georgia. The Company's net investment in the property is $4.6 million and its carried cost is $4.5 million. The property has an appraised value of $4.8 million. In addition, pursuant to the terms of a loan the Company had acquired for its portfolio, the borrower with respect to an office property in Philadelphia, Pennsylvania, exercised its right under the loan documents to satisfy the loan by paying the Company $29.6 million in cash and giving the Company a 50% equity interest in the property. The Company's net investment in the property was $19.3 million and its carried cost was $11.9 million. The property has an appraised value of $45.0 million.


Accounting for Discounted Loans

         The difference between the Company's cost basis in a commercial mortgage loan and the sum of projected cash flows therefrom is accreted into interest income over the estimated life of the loan using a method which approximates the level interest method. Projected cash flows, which include amounts realizable from the underlying properties, are reviewed on a regular basis. Changes to projected cash flows reduce or increase the amounts accreted into interest income over the remaining life of the loan.

         The Company records the investments in its commercial mortgage loan portfolio at cost, which is significantly discounted from the stated principal amount of, and accrued interest and penalties on (collectively, the face value) the loans. This discount from face value, as adjusted to give effect to refinancings and sales of senior lien interests, totaled $98.5 million, $139.7 million and $86.3 million at September 30, 1999, 1998 and 1997, respectively. The Company periodically reviews the carrying value in its various loans to determine that it is not greater than the sum of the future projected cash flows. If the carrying value were found to be greater, the Company would provide an appropriate allowance through a charge to operations. In establishing the Company's allowance for possible losses, the Company also considers the historic performance of the Company's loan portfolio, characteristics of the loans in the portfolio and the properties underlying those loans, industry statistics and experience regarding losses in similar loans, payment history on specific loans as well as general economic conditions in the United States, in the borrower's geographic area or in the borrower's (or its tenant's) specific industries. For the year ended September 30, 1999, the Company recorded a provision for possible losses of $500,000, thereby increasing its allowance for possible losses to $1.4 million.

         Gains on the sale of a senior lien interest in a commercial mortgage loan are recognized based on an allocation of the Company's cost basis between the portion of the loan sold and the portion retained based upon the fair value of those respective portions on the date of sale. Gains on the financing of a commercial mortgage loan only arise when the financing proceeds exceed the cost of the mortgage loan financed. Any gain recognized on a sale of a senior lien interest or a refinancing is credited to income at the time of such sale or refinancing.

         Prior to January 1, 1999, most of the Company's transactions involving the sale of senior lien interests of its commercial mortgage loans were structured to meet the criteria for sale under generally accepted accounting principles. Effective January 1, 1999, the Company made a strategic decision to structure future transactions so as to retain the entire commercial mortgage loans originated on its balance sheet rather than selling senior lien interest in such loans. Thus, for most of its transactions, as described above, that were completed prior to such date, the Company recorded a gain on sale. The cash flows available to the Company, which are generally based on the cash flows of the property underlying the Company's commercial mortgage loans and the resale value of the property (as estimated by an appraisal), are unaffected by these modifications. The primary effect of this change in structure is a shift from the recognition of an immediate gain on the sale of a senior lien interest in a commercial mortgage loan receivable to the retention of the full investment in the loan on the Company's books, the recognition of interest income on that full value over the life of the loan and the recording of debt for the proceeds from the senior lien interest and the recognition of interest expense on that debt.

Competition

         The commercial mortgage loan acquisition and resolution business is competitive in virtually all of its aspects. Competitors include investment partnerships, financial institutions, investment companies, public and private mortgage funds and other entities, many of which possess far greater financial resources than the Company. This competition has in the past caused, and may in the future cause, the Company's loan acquisition costs to increase, thus reducing both the amount of loan discount the Company can obtain and the yield of the investment to the Company. In addition, the Company's ability to add to its loan portfolio will depend on its success in obtaining funding for the acquisition of additional mortgages. Subject to general market conditions and investor receptivity to the investment potential of specialty finance companies, the Company will have to compete for capital based largely on the Company's overall financial performance including the performance of the Company's loan portfolio.

Sponsorship of Real Estate Investment Trust

         The Company sponsored Resource Asset, a publicly held real estate investment trust whose common shares of beneficial interest are listed on the American Stock Exchange. Resource Asset's primary business is to acquire or originate commercial mortgage loans in situations that generally do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. Although Resource Asset may acquire commercial mortgage loans at a discount, it seeks to acquire such loans where the workout process has been initiated and where, unlike the commercial mortgage loans acquired by the Company, there is no need for Resource Asset's active intervention. Resource Asset commenced operations on January 14, 1998.

         As the sponsor of Resource Asset, the Company acquired 14% of Resource Asset's common shares at a cost of approximately $12.0 million. So long as the Company owns 5% or more of Resource Asset's common shares, the Company will have the right to nominate one person to Resource Asset's board of trustees. For a description of transactions between Resource Asset and the Company, see Part III, Item 13, and Note 3, "Certain Relationships and Related Party Transactions-Relationship with Resource Asset" in notes to Consolidated Financial Statements. Resource Asset's declaration of trust permits it to acquire loans from the Company to a maximum of 30% of Resource Asset's investments (on a cost basis), excluding investments acquired from the Company at the time of Resource Asset's initial public offering. Betsy Z. Cohen, spouse of the Company's Chairman and Chief Executive Officer, Edward E. Cohen, and mother of Daniel G. Cohen, President, Chief Operating Officer and director of the Company, is the Chairman and Chief Executive Officer of Resource Asset. Jonathan Z. Cohen, another son of Mr. and Mrs. Cohen and a Senior Vice President of the Company, is the Company's nominee to Resource Asset's board of trustees and is the Secretary of Resource Asset.

         To limit conflicts between Resource Asset and the Company, the Company agreed that, until January 14, 2000, (i) it will not sponsor another real estate investment trust with investment objectives and policies which are the same as, or substantially similar to, those of Resource Asset; (ii) if it originates a proposal to provide wraparound or other junior lien or subordinated financing (as opposed to acquiring existing financing) with respect to multifamily, office or other commercial properties to a borrower (other than to a borrower with an existing loan from the Company), it must first offer the opportunity to Resource Asset; and (iii) if it desires to sell any loan it has acquired that conforms to Resource Asset's investment objectives and policies with respect to acquired loans, it must first offer to sell it to Resource Asset. The Company believes that complying with these restrictions has not materially affected the Company's current operations. The Company has also agreed that if, following January 14, 2000, it sponsors a real estate investment trust with investment objectives similar to those of Resource Asset, the Company's representative on Resource Asset's board of trustees will recuse himself or herself from considering or voting upon matters relating to financings which may be deemed to be within the lending guidelines of both Resource Asset and the real estate investment trust then being sponsored by the Company.

Discontinued Operation

         On September 28, 1999, the Company adopted a plan to discontinue its residential mortgage lending business. The Company anticipates that the business will be disposed of by September 30, 2000. Accordingly, the financial statements of the Company report the business as a discontinued operation for the years ended September 30, 1999 and 1998. Net assets of the discontinued operation at September 30, 1999 consist primarily of mortgage note and loan receivables.

Equipment Leasing

General

         The Company's equipment leasing business commenced in September 1995 with the acquisition of an equipment leasing subsidiary of a regional insurance company. Through this acquisition, the Company assumed the management of five publicly held equipment leasing partnerships involving $28.0 million (original equipment cost) in leased assets at September 30, 1999.

         The Company's primary focus in its equipment leasing activities is its small ticket leasing operations which began in 1996 and are conducted through Fidelity Leasing, Inc. The Company also has public leasing partnership management activities, which it conducts through F.L. Partnership Management, Inc., and a small lease finance placement and advisory operation which it conducts through F.L. Financial Services, Inc. F.L. Partnership Management's operations will continue to be reduced over the next several years as partnership assets are sold and cash is distributed back to the investors. F.L. Partnership Management does not anticipate forming new limited partnerships in the future. F.L. Financial Services will continue to operate its lease finance placement and advisory business but it is not expected to constitute a material source of revenues for the Company.

         In September 1999, Fidelity Leasing filed an amended registration statement with the SEC in connection with the public offering of 3,900,000 shares of its common stock (Registration No. 333-82237). Upon completion of the offering, Fidelity Leasing will be a majority-owned subsidiary of the Company. The Company can offer no assurance that the proposed offering will be completed or as to the timing of the offering.

Small Ticket Leasing

General

         Fidelity Leasing specializes in financing equipment within a price range of $5,000 to $250,000. The equipment it finances includes communications technology, industrial technology, information technology and office automation equipment. Fidelity Leasing's leases are full-payout leases with lease payments returning 100% of the equipment cost plus an interest charge over the lease term.

         Fidelity Leasing reaches the small business market by forming strategic marketing alliances and other program relationships with equipment vendors. Equipment vendors may be manufacturers, distributors or resellers of technology equipment. Fidelity Leasing classifies a vendor program as a strategic alliance when the marketing of Fidelity Leasing's financing is integrated into the vendor's marketing process and the program literature and documentation bears the vendor's name or bears both the name of the vendor and Fidelity Leasing's name.

         The equipment vendors in Fidelity Leasing's strategic marketing alliances and in its other vendor relationships offer small businesses a total solution for their equipment acquisition needs by providing equipment and financing in one package. Fidelity Leasing provides the vendors in its programs with the ability to offer Fidelity Leasing's financing as part of their equipment marketing package. Fidelity Leasing also provides small business leasing programs to commercial banks that want to offer a lease financing product to their small business customers but do not want to invest in a leasing infrastructure. As of September 30, 1999, participants in Fidelity Leasing's strategic marketing alliances and banking programs include:

 o Cisco Systems, Inc.                o  Huntington Leasing Corporation       o Minolta Business Systems
 o Convergent Capital Corporation.    o  IBM Credit Corporation               o Mitsui Machine Technology, Inc.
 o Emtec, Inc.                        o  Ingram Micro, Inc.                   o Quincy Compressor
 o FISI Madison Financial Corp.       o  Lucent Technologies, Inc.            o Systemax, Inc.
 o Green Pages, Inc.                  o  Midwest Micro Corporation            o Tech Data Corporation
 o GTE Leasing Corporation                                                    o Telrad Telecommunications, Inc.

                                       16

         In February 1999, Fidelity Leasing acquired JLA Credit Corporation, the U.S. small ticket leasing subsidiary of Japan Leasing Corporation. JLA Credit serves several technology sectors similar to those of Fidelity Leasing and uses strategic and other marketing alliances with vendors as a marketing strategy.

Business Strategy

         Fidelity Leasing's objective is to become the leading technology equipment lease finance provider for small businesses. Key elements of that strategy include:

         Developing New Strategic Marketing Alliances. Fidelity Leasing has developed strategic marketing alliances with leading technology equipment manufacturers and vendors and commercial banks. For the year ended September 30, 1999, approximately 35% of Fidelity Leasing's lease originations, measured by equipment costs, came from its strategic marketing alliances. These relationships enable Fidelity Leasing to reach its targeted small business market as a designated lease financing source of these companies and as a lease financing provider to which they refer their distribution networks. Fidelity Leasing intends to build on that marketing position by expanding the formation of strategic marketing alliances with other leading technology providers.

         Expanding Lease Financing Technology and Integrating it with the Marketing Processes of Participants in Strategic Marketing Alliances. Fidelity Leasing has developed sophisticated lease financing technology systems to deliver its lease finance services. Currently, Fidelity Leasing's Internet application enables it to establish a hyperlink between a manufacturer's or distributor's web site and Fidelity Leasing's web site to permit vendors, or their authorized dealers and resellers, to do the following:

         o complete a leasing application;
         o receive credit approval and equipment purchase authorization or, alternatively, a request for further information;
         o request a computer generated lease or a priced financial proposal;
           and
         o print out the lease documents online.

Fidelity Leasing intends to expand its technology systems by offering additional services to participants in its strategic marketing alliances such as customer data mining, lessee asset management and lease products in which lease payments are based upon use, as, for example, copier lease payments based upon the number of copies made. Fidelity Leasing intends to enhance its Internet capabilities by adding such products as a master lease line of credit in which a previously approved lessee can directly draw down on a lease line of credit for additional equipment acquisitions.

         Serving the Customer through Technology. Fidelity Leasing has developed a computer-based lease processing and accounting system which automates a substantial portion of the leasing process, giving Fidelity Leasing the capability of underwriting and servicing high volumes of small ticket leases. Fidelity Leasing intends to continue development of this system to maintain and enhance its ability to service the lease financing needs of its vendors and their customers rapidly and efficiently. For leases involving equipment costs of under $50,000, Fidelity Leasing has developed the E-FastFunds rapid response process. E-Fast Funds features include:

         o one hour guaranteed credit response;
         o one page, plain language form of lease;
         o electronic preparation and transmission of lease documents;
         o rapid funding to the vendor upon verification of equipment installation and lessee acceptance; and
         o single company contact for the vendor.

         Under E-FastFunds, Fidelity Leasing provides a credit response--an acceptance, decline or solicitation for additional information--within one hour. The form of lease Fidelity Leasing uses is written in easily understood language designed not to intimidate small business lessees. Fidelity Leasing's administrative process has been designed to avoid the difficulties a small business lessee or its vendor may encounter in obtaining responses to its inquiries from a multi-department financial institution by providing a single client manager as the sole point of contact throughout the lease term.

         Maintaining a Singular Competitive Focus--One Product for One Market. Fidelity Leasing intends to maintain its singular competitive focus on small ticket leasing of technology equipment to small businesses.
This focus allows for:

         o one set of operating systems;
         o one skill set for Fidelity Leasing's employees; and
         o consistent credit underwriting processes, operating policies and transaction documents.

         This focus is directed at serving the lease financing needs of small businesses without the distraction of dealing with other products, services and markets. As a result, Fidelity Leasing believes that it can reach a larger share of the small business lease financing market by offering better service to vendors and lessees at a lower cost to Fidelity Leasing and underwrite lease financings with greater predictability of lease receivables performance. Moreover, the small size of a typical transaction relative to Fidelity Leasing's total lease portfolio reduces its credit risk exposure from any particular transaction.

         Increasing Recognition of Fidelity Leasing's Corporate Identity. Fidelity Leasing intends to actively develop its presence at the dealer and reseller level by establishing national name recognition for Fidelity Leasing as a premier provider of lease financing to the small business customers of technology equipment manufacturers and vendors. Fidelity Leasing intends to establish its name recognition through an emphasis on co-branding its lease finance services with the names of leading technology equipment manufacturers and vendors, thus positioning itself with these manufacturers and vendors, and their products, as a designated financial services provider. Fidelity Leasing will also seek to link its financial services with these manufacturers and vendors through its technology systems and web site hyperlinks.

         Expanding Fidelity Leasing's Market Beyond the United States. Fidelity Leasing believes that the Internet enables it to access substantial opportunities for small ticket lease financing in non-U.S. markets. In 1998, it commenced operations in Canada through Fidelity Leasing Canada, Inc. Fidelity Leasing intends to develop its presence internationally by developing international strategic marketing alliances, by expanding domestic strategic marketing alliances internationally and by establishing international sales offices.

Leasing Operations Growth

         The following table sets forth the growth in leasing operations for the years ended September 30, 1999, 1998 and 1997, including growth attributable to the acquisition of JLA Credit:

                                                                          Years Ended September 30,
                                                                ---------------------------------------------
                                                                1999               1998                  1997
                                                               --------          --------              -------
                                                                           (dollars in thousands)
Number of leases funded.......................................   19,001             8,832                3,241
Original cost of equipment leased............................  $305,060          $ 92,648              $34,567
Gross managed receivables....................................  $607,875          $117,025              $36,094

                                       18

Asset Quality

         The table below sets forth lease delinquencies for Fidelity Leasing's equipment lease portfolio as of the dates indicated:

                                                                  As of September 30,
                                    ---------------------------------------------------------------------------
                                               1999                      1998                      1997
                                    --------------------------  ------------------------  ---------------------
                                        Amount       Percent      Amount        Percent      Amount   Percent
                                        ------       -------      ------        -------      ------   -------
                                                                 (dollars in thousands)
Gross managed receivables.....        $607,875       100.0%      $117,025        100.0%     $36,094    100.0%
Current.......................         591,965        97.4        114,596         97.9       34,665     96.0

Delinquencies:
   31-60 days past due........           7,716         1.3          1,407          1.2        1,007      2.8
   61-90 days past due........           2,725         0.4            450          0.4          274      0.8
   Over 90 days past due......           5,469         0.9            572          0.5          148      0.4
                                      --------       -----       --------        -----      -------    -----
     Total delinquencies......        $ 15,910         2.6%      $  2,429          2.1%     $ 1,429      4.0%
                                      ========       =====       ========        =====      =======    =====

         The following table sets forth the allowance for possible losses for the fiscal years ended September 30, 1999, 1998 and 1997, and the related provisions for possible losses, write-offs and recoveries for such periods and as a percentage of the gross managed receivables:

                                                                                               Allowance for
                                                                                              Possible Losses
                                                                                              ---------------
                                                                                          (dollars in thousands)

Fiscal 1999:
Balance at beginning of year...............................................................       $  1,602
Provision for possible losses..............................................................          4,117
Allowance related to portfolio of acquired subsidiary at date of acquisition...............          7,200
Net write-offs.............................................................................         (2,902)
                                                                                                  --------
Balance at end of year.....................................................................       $ 10,017
                                                                                                  ========
Percentage of gross managed receivables at September 30....................................            1.6%
                                                                                                  ========

Fiscal 1998:
Balance at beginning of year...............................................................       $    248
Provision for possible losses..............................................................          1,422
Net write-offs.............................................................................            (68)
                                                                                                  --------
Balance at end of year.....................................................................       $  1,602
                                                                                                  ========
Percentage of gross managed receivables at September 30....................................            1.4%
                                                                                                  ========

Fiscal 1997:
Balance at beginning of year............................................................          $      7
Provision for possible losses..............................................................            253
Net write-offs.............................................................................            (12)
                                                                                                  --------
Balance at end of year.....................................................................       $    248
                                                                                                  ========
Percentage of gross managed receivables at September 30....................................            0.7%
                                                                                                  ========

                                       19

Portfolio Composition

         The table below sets forth the distribution of equipment Fidelity Leasing leased, by technology type and by percentage of dollar value of equipment purchased, during the fiscal years ended September 30, 1999, 1998 and 1997:

                                                                     Years Ended September 30,
                                                         ------------------------------------------------
                                                         1999                 1998                   1997
                                                         ----                 ----                   ----
                                                        (percent by dollar volume of equipment purchased)
Communications technology...................             14.0%                 32.1%                 35.5%
Industrial technology.......................             21.0(1)                0.6                   0.1
Information technology......................             26.0                  14.4                   7.5
Office automation...........................             26.0                  40.7                  52.1
Other equipment.............................             13.0                  12.2                   4.8
                                                         ----                  ----                 -----
                                                        100.0%                100.0%                100.0%
                                                        =====                 =====                 =====

----------
(1) The increase in this sector resulted from the acquisition of JLA Credit on February 4, 1999.

         Communications technology equipment includes telephone systems and related equipment. Industrial technology equipment includes printing, woodworking, materials handling and industrial compressor equipment. Information technology equipment includes computers, printers, computer software, point of sale and audio/visual equipment. Office automation equipment includes copiers, facsimile machines, accounting machines and office security systems. Other equipment includes medical, dental and laboratory testing equipment.

         Fidelity Leasing has a broad lessee and vendor base. As of September 30, 1999, measured by the dollar amount of lease receivables, no single lessee accounted for more than 0.3% of its managed lease portfolio and its 25 largest lessees accounted for less than 5.1% of its managed lease portfolio. Except for two vendors which accounted for 4.1% and 3.4% of its managed lease portfolio measured by equipment cost at September 30, 1999, no single vendor accounted for more than 3.3% of its managed lease portfolio, measured by equipment cost, and Fidelity Leasing's top 25 vendors accounted for 35.6% of its managed lease portfolio.

Revenue Recognition and Lease Accounting

         General. The manner in which lease finance transactions are characterized and reported for accounting purposes has a significant impact upon the Company's reported revenue, net earnings and the resulting financial measures. Lease accounting methods significant to the Company's leasing operations are discussed below.

         Direct Financing Leases. Leases are classified under accounting rules as either capital or operating leases. For lessors, capital leases are further subclassified as sales-type leases, leveraged leases or direct financing leases. Fidelity Leasing's leases meet the criteria for classification as direct financing leases. Direct financing leases transfer substantially all of the benefits and risks of equipment ownership to the lessee. A lease is a direct financing lease if the creditworthiness of the lessee and the collectibility of lease payments are reasonably certain and the lease meets one of the following criteria:

         o it transfers ownership of the equipment to the lessee by the end of the lease term.;
         o it contains a bargain purchase option;
         o the term at inception is at least 75% of the estimated economic life of the leased equipment; or
         o the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at inception of the lease.

         Fidelity Leasing's investment in leases consists of the sum of the total future minimum lease payments receivable, the estimated unguaranteed residual value of leased equipment and initial direct costs, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Fidelity Leasing typically structures a lease so that the present value of the minimum lease payments exceeds the fair market value of the equipment at lease inception and the lessee has an option at lease termination to purchase the equipment at its fair market value or at a stated percentage of the cost of the equipment. However, as a result of the acquisition of JLA

Credit, a substantial portion of Fidelity Leasing's managed leases provide the lessee with the option to purchase the underlying equipment for a nominal amount.

         Residual Value. Unguaranteed residual value in leases that do not have bargain purchase options represents the estimated amount to be received at lease termination from lease extensions or disposition of the leased equipment. Fidelity Leasing bases these estimates on available industry data and on its senior management's experience with respect to comparable equipment. Current estimates of residual values may vary from the original recorded estimates. Fidelity Leasing reviews residual values from time to time to determine if the fair market value of the equipment is below the recorded estimate of the residual value. If required, it adjusts residual values downward to reflect adjusted estimates of fair market value; generally accepted accounting principles do not permit upward adjustments to residual values.

         Securitizations and Other Lease Sales. Fidelity Leasing initially funds lease originations through warehouse lines of credit, intercompany borrowings and through working capital. It thereafter refinances the leases through securitization transactions as follows:

         o Sales by Assignment. From December 1996 through September 1997, Fidelity Leasing sold leases and interests in the related equipment and residuals to unaffiliated bankruptcy remote, special purpose entities, which in turn sold these assets to institutional purchasers.

         o Commercial Paper Conduit Securitizations. In these transactions, Fidelity Leasing sells lease receivables and interests in the related equipment to special purpose, bankruptcy remote entities. Beginning in April 1998, these entities have been wholly-owned subsidiaries of Fidelity Leasing. The special purpose entity, in turn, securitizes the leases by simultaneously selling or pledging its interest in the lease receivables and equipment to a commercial paper conduit. The commercial paper conduit funds the securitization by issuing commercial paper secured, in part, by the leases.

         o Term Note Securitizations. In these transactions, a special purpose, wholly-owned subsidiary obtains the lease receivables previously sold or pledged to a commercial paper conduit. Interests in these leases are simultaneously sold or pledged to a trust that issues notes to investors secured by payments under the leases and the related equipment.

To date, Fidelity Leasing has retained the right to service all of the leases it has securitized.

         In each securitization transaction, Fidelity Leasing receives, as consideration for transferring the leases, cash equal to a substantial percentage of the aggregate present value of the adjusted future cash flows from such leases. In addition, where Fidelity Leasing accounts for securitizations as sales, it retains a non-certificated undivided interest including the equipment residual values in the remaining future cash flow from securitized leases after all obligations to securitization lenders have been paid. To date, the retained interest has been approximately 10% to 12% of the present value of the aggregate future cash flows due under the pools of leases securitized in commercial paper conduit securitizations and no more than 6% of the present value of the aggregate future cash flows due under the pools of leases securitized in term note securitizations. However, where Fidelity Leasing accounts for securitizations as financings, both the securitized leases and the related securitization indebtedness are recorded on the Company's balance sheet. Securitization indebtedness is recorded as the remaining balance due to the noteholders.

         Over the life of a securitized lease pool, Fidelity Leasing is eligible to receive the excess cash flow attributable to the retained interest resulting from the excess, if any, of the lease payments and collections on equipment residuals received, net of defaults, over the sum of:

         o servicing, backup servicing, trustee, custodial and insurance and credit enhancement fees, if any, and other securitization and sale expenses and

         o either (a) the portion of the lease payments and collections in equipment residuals due to the purchaser of the securitized leases or
           (b) amounts of principal and interest due to the noteholders to whom securitized leases have been pledged as collateral.

         As a result, Fidelity Leasing's retained interest in its securitized lease pools, including equipment residual values, if any, is effectively subordinated. Consequently, all credit losses incurred on the entire portfolio of leases transferred in a particular securitization or sale transaction are borne by Fidelity Leasing to the extent of its retained interest.

         Gains on Sales of Leases and Terminations. Through March 31, 1999, Fidelity Leasing structured a substantial part of its lease financing transactions, other than warehouse revolving lines of credit and certain financings relating to JLA Credit (see "Liquidity and Capital Resources --Equipment Leasing--Commercial Paper Conduit Securitizations" and "--Term Note Securitizations"), to meet the criteria for treatment of sales under generally accepted accounting principles. Pursuant to these criteria:

         o Fidelity Leasing obtained legal opinions from counsel that these transactions included "true sales" of lease assets to special purpose entities and that the lease assets so transferred would be beyond the reach of Fidelity Leasing or its creditors, even in the event of Fidelity Leasing's bankruptcy;

         o the transferee of the assets obtained the right to pledge or exchange the transferred assets; and

         o Fidelity Leasing did not have the option to repurchase and maintain effective control over the transferred assets.

         Thus, for all such transactions completed through March 31, 1999, Fidelity Leasing recorded gains on sales and terminations. These gains have been material: $5.2 million in fiscal 1999, $7.6 million in fiscal 1998 and $3.7 million in fiscal 1997.

         On April 1, 1999, Fidelity Leasing elected to alter the structure of future securitizations so that Fidelity Leasing retains leases that it securitizes as investments on its balance sheet and records the related securitization indebtedness on its balance sheet as debt for accounting purposes. Fidelity Leasing also modified its $100.0 million commercial paper conduit facility so that it would retain leases as investments and record related securitization indebtedness as debt on its balance sheet. The primary effect of these modifications is that Fidelity Leasing will recognize income over the lives of the lease receivables rather than recognize an immediate gain upon the sale of the lease receivables. Fidelity Leasing's cash flow, which is influenced by the advance rates and discount rates provided for by the commercial paper conduit facilities, was unaffected by these modifications.

         Fidelity Leasing currently has two sales facilities that, as a result of the requirements of the strategic alliance participants in connection with those facilities, continue to be structured in a way that requires Fidelity Leasing to treat transactions under the facilities as sales for accounting purposes. All leases generated through these alliances must be sold under these facilities.

Other Equipment Leasing Operations

         F.L. Partnership Management acts as the general partner and manager of five public limited partnerships formed between 1986 and 1990 with total assets at September 30, 1999 of $33.4 million, including $5.9 million (book value) of equipment with an original cost of $28.0 million and investments in direct financing leases of $10.2 million. The partnerships primarily lease computers and related peripheral equipment to investment grade, middle market and capital intensive companies. The principal stated objective of each of the limited partnerships is to generate leasing revenues for distribution to the investors in the partnerships. The partnerships commenced their liquidation periods at various times between December 1995 and December 1998.

         For its services as general partner, F.L. Partnership Management receives management fees, an interest in partnership cash distributions and a reimbursement of specified expenses related to administration of the partnerships (including costs of non-executive personnel, legal, accounting and third-party contractor fees and costs, and costs of equipment used in a partnership's behalf). Management fees range from 4% to 6% of gross rents except that, if leases are full-payout leases, management fees range from 2% to 3% of gross rents. In four of the partnerships, management fees are subordinated to the receipt by limited partners of a cumulative annual cash distribution of 11% (one partnership) or 12% (three partnerships) of the limited partners' aggregate investment. F.L. Partnership Management's interest, as general partner, in cash distributions from the partnerships is 3.5% (one partnership) and 1% (four partnerships).

         F.L. Financial Services operates a lease finance placement and advisory business which focuses on two related types of leasing transactions: the origination of leases by others and the identification of third-party lease funding sources. F.L. Financial Services generally receives between 1% and 4% of the equipment cost at the time the transaction is closed for its services in arranging a transaction. In some of the transactions it generates, F.L. Financial Services also enters into a remarketing agreement that entitles it to fees upon residual sale.

Competition

         The Company believes that, although the small ticket leasing business has experienced substantial consolidation in the past few years, the business of equipment leasing remains highly competitive. The Company further believes, however, that small ticket leasing, to be viable, requires the financing and monitoring of large amounts of equipment and related assets. Because of the complexity and cost of developing and maintaining the platforms and vendor programs to handle such high volumes, the Company believes that there are substantial barriers to others entering into this business. Accordingly, the Company believes that its principal competitors are and will be primarily major financial institutions and their affiliates.

Energy Operations

General

         The Company's energy business focuses on the sponsorship of general and limited partnership investment programs which drill natural gas wells on properties in New York, Ohio and Pennsylvania acquired from the Company. The Company produces natural gas and, to a lesser extent, oil from these properties for the account of the partnerships. The Company typically retains an interest in these partnerships for its own account and manages the operations of these partnerships and their wells on a fee basis. The Company, to a substantially lesser extent, also drills wells directly for its own account. In recent years, the Company's energy operations have expanded significantly by the acquisition of The Atlas Group, Inc. in fiscal 1998 and Viking Resources Corporation in fiscal 1999. At September 30, 1999 the Company had (either directly or through partnerships and joint ventures managed by it) interests in 3,990 wells (including royalty or overriding interests with respect to 346 wells), of which the Company operates approximately 2,200 wells, 1,300 miles of natural gas pipelines and 347,500 acres (net) of mineral rights. Natural gas produced from wells operated by the Company is collected in gas gathering pipeline systems owned or operated by the Company, and is sold to customers, such as gas brokers and local utilities, under a variety of contractual arrangements. Oil produced from wells operated by the Company is sold at the well site to regional oil refining companies at the prevailing spot price for Appalachian crude oil.

         In June 1999, the Company sponsored Atlas Pipeline Partners, L.P. which was formed to acquire substantially all of the Company's gathering system assets. In December 1999, Atlas Pipeline Partners filed an amended registration statement with the SEC in connection with the public offering of 2,500,000 of its common units of limited partnership interest (Registration No. 333-85193) to fund the proposed acquisition. See "Energy Operations - Pipeline Operations," below.

Business Strategy

         The Company seeks to increase its reserve base through selective acquisition of producing properties and assets, through further development of its existing oil and gas interests by sponsorship of investment partnerships and through acquisition of energy industry companies. The Company also seeks to generate fee-based income from its drilling activities on behalf of its investment partnerships, the operation of their wells and the management of partnership activities.

Well Operations

         The following table sets forth information as of September 30, 1999 regarding productive oil and gas wells in which the Company has a working interest, including wells acquired in connection with the acquisition of Viking
Resources:

                                                                 Number of Productive Wells
                                                                 --------------------------
                                                                   Gross(1)         Net(1)
                                                                   --------         ------
          Oil wells.......................................             329             199
          Gas wells.......................................           3,315           1,692
                                                                   -------          ------
            Total.........................................           3,644           1,891
                                                                   =======          ======

--------
(1) Includes the Company's equity interest in wells owned by 85 partnerships and various joint ventures. Does not include royalty or overriding interests with respect to 346 wells held by the Company.

         The following table sets forth net quantities of oil and natural gas produced, average sales prices, and average production (lifting) costs per equivalent unit of production, for the periods indicated, including the Company's equity interests in the production of 85 partnerships and various joint ventures.

                                                                                                  Average Lifting
                                                                                                      Cost per
                                 Production                            Average Sales Price           Equivalent
Fiscal                   -----------------------------             ---------------------------        ----------
Period                  Oil(bbls)           Gas(mcf)                per bbl          per mcf            mcf(1)
------                  ---------           -------                 ------           -------            -----
1999(2)                  85,045             4,342,430               $14.57            $2.37             $1.04
1998(3)                  48,113             1,485,008               $14.38            $2.66             $1.14
1997(3)                  35,811             1,227,887               $19.68            $2.59             $1.13

----------
(1) Oil production is converted to mcf equivalents at the rate of six mcf per barrel.
(2) Includes production relating to Viking Resources for the one month period from the August 31, 1999 date of Viking Resource's acquisition to the end of the fiscal year.
(3) Excludes production relating to The Atlas Group, Inc. and Viking Resources, which were not acquired by the Company until the end of the 1998 and 1999 fiscal years, respectively.

         Neither the Company nor the partnerships and joint ventures it manages are obligated to provide any fixed quantities of oil or gas in the future under existing contracts.

Exploration and Development

         The following table sets forth information with respect to the number of wells at any time during the fiscal years 1999, 1998 and 1997, regardless of when drilling was initiated, drilled directly for the Company's account. The table excludes wells drilled for investment programs sponsored by the Company.

                           Exploratory Wells                                   Development Wells
                ----------------------------------------            --------------------------------------
                  Productive                   Dry                    Productive                 Dry
Fiscal          --------------            --------------             -------------           -------------
Period          Gross      Net            Gross      Net             Gross     Net           Gross     Net
------          -----      ---            -----      ---             -----     ---           -----     ---
1999(1)            -         -             1.0       .20            145.0     41.9              -        -
1998(2)          1.0       .25             2.0       .75              3.0      3.0              -        -
1997             1.0       .50               -         -                -        -              -        -

----------
(1) Includes wells drilled by Viking Resources only since August 31, 1999, the date of its acquisition.
(2) Excludes wells drilled by Atlas Group, which was not acquired by the Company until the end of the 1998 fiscal year.

         All drilling has been on acreage held by the Company. The Company does not own its own drilling equipment; rather, it acts as a general contractor for well operations and subcontracts drilling and certain other work to third parties.

Oil and Gas Reserve Information

         An evaluation of the Company's estimated proved developed oil and gas reserves as of September 30, 1999, including those acquired with Viking Resources, was reviewed by Wright & Company, Inc., an independent petroleum engineering firm. Such study showed, subject to the qualifications and reservations set forth in the study, reserves of 108.2 million mcf of gas and
1.7 million barrels of oil. See Note 18 to the Consolidated Financial
Statements.

         The following table sets forth information with respect to the Company's developed and undeveloped oil and gas acreage as of September 30, 1999, including acreage acquired in connection with the acquisition of Viking Resources. The information in this table includes the Company's equity interest in acreage owned by 85 partnerships and various joint ventures.

                                                      Developed Acreage              Undeveloped Acreage
                                                      --------------------           --------------------
                                                      Gross          Net              Gross           Net
                                                      -----          ---              -----           ---

         Arkansas...........................            2,560          403                  -             -
         Kansas.............................              160           20                  -             -
         Kentucky...........................            1,450        1,362             19,327        18,157
         Louisiana..........................            1,819          206                  -             -
         Mississippi........................               40            3                  -             -
         New York...........................           22,590       16,976             15,970        15,970
         Ohio...............................          106,760       79,995             53,839        50,628
         Oklahoma...........................            4,243          635                  -             -
         Pennsylvania.......................           43,926       40,573             83,520        83,520
         Tennessee..........................                -            -                  -             -
         Texas..............................            4,520          209                  -             -
         West Virginia......................              500          497             38,622        38,368
                                                      -------      -------            -------       -------
                                                      188,568      140,879            211,278       206,643
                                                      =======      =======            =======       =======

         The terms of the oil and gas leases held by the Company for its own account and by its managed partnerships vary, depending upon the location of the leased premises and the minimum remaining terms of undeveloped leases, from less than one year to five years. Rentals of approximately $394,000 in fiscal 1999 were paid to maintain leases on such acreage.

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

         At September 30, 1999, the Company had no individual interests in any oil and gas property that accounted for more than 10% of the Company's proved developed oil and gas reserves, including the Company's interest in reserves owned by 85 partnerships and various joint ventures.

Pipeline Operations

         The Company operates various gas gathering pipeline systems totaling approximately 1,300 miles in length. The pipeline systems are located in Ohio, New York and Pennsylvania. See Note 18 to the Consolidated Financial Statements. The Company has sponsored Atlas Pipeline Partners, which the Company anticipates will acquire substantially all of these gathering systems for $35.7 million, plus subordinated units of limited partnership interest representing a 20% limited partnership interest. Atlas Pipeline Partners has filed a registration statement with respect to an offering of its common units of limited partnership interest to fund the acquisition. The Company can offer no assurance that the offering will be completed or as to the timing of the offering and, consequently, can offer no assurance as to the acquisition of the gathering systems. At the closing of the offering, the Company and Atlas Pipeline Partners will enter into agreements that will:

         o Require the Company to connect its wells within specified distances of the gathering systems to them and to drill and connect a minimum of 225 wells.

         o Require the Company to provide stand-by construction financing for gathering system extensions and additions to a maximum of $1.5 million per year for five years.

         o Require the Company to pay gathering fees for natural gas gathered by the gathering systems of the greater of $.35 per mcf ($.40 per mcf in certain instances) or 16% of the gross sales price of the natural gas.

Well Services

         The Company provides a variety of well services to wells of which it is the operator and to wells operated by independent third party operators. These services include well operations, petroleum engineering, well maintenance and well workover and are provided at rates in conformity with general industry standards.

Sources and Availability of Raw Materials

         The Company contracts for drilling rigs and purchases tubular goods necessary for the drilling and completion of wells from a substantial number of drillers and suppliers, none of which supplies a significant portion of the Company's annual needs. During fiscal 1999, the Company faced no shortage of such goods and services. The duration of the current supply and demand situation cannot be predicted with any degree of certainty due to numerous factors affecting the oil and gas industry, including selling prices, demand for oil and gas, and governmental regulations.

Major Customers

         The Company's natural gas and oil is sold to various purchasers. During fiscal 1999, gas sales to two purchasers accounted for 26% and 14%, respectively, of the Company's total production revenues. For the years ended September 30, 1998 and 1997, gas sales to two purchasers accounted for 35% and 14%, and 29% and 12%, respectively, of the Company's total production revenues.

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

Markets

         The availability of a ready market for oil and gas produced by the Company, and the price obtained, will depend upon numerous factors beyond the Company's control including the extent of domestic production, import of foreign natural gas and/or oil, political instability in oil and gas producing countries and regions, market demands, the effect of federal regulation on the sale of natural gas and/or oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and/or oil and the proximity, availability and capacity of pipelines and other required facilities. Currently, the supply of both crude oil and natural gas is more than sufficient to meet projected demand in the United States. These conditions have had, and may continue to have, a negative impact on the Company through depressed prices for its oil and gas reserves.

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

Sources of Funds

General

         The Company has historically relied upon internally generated funds to finance its growth. During the past three fiscal years, the Company has augmented its internally generated funds with the proceeds of one debt and two equity offerings (which generated aggregate net proceeds of $249.3 million) and lines of credit to the Company and its subsidiaries. In addition, Fidelity Leasing is capital intensive and requires access to short-term, medium-term and long-term financing to fund new equipment leases. Historically, Fidelity Leasing has financed this business through warehouse facilities, commercial paper conduit facilities, intercompany borrowings and term note securitizations.

         The following is a summary of the terms of the Company's debt offering and credit facilities outstanding as of December 1999.

12% Senior Notes

         In July 1997, the Company issued $115.0 million of 12% Senior Notes (the "12% Notes") which are unsecured general obligations of the Company, with interest only payable until maturity on August 1, 2004. The 12% Notes are not subject to mandatory redemption except upon a change in control of the Company, as defined in the Indenture governing the 12% Notes, when the Noteholders have the right to require the Company to redeem the 12% Notes at 101% of principal amount plus accrued interest. No sinking fund has been established for the 12% Notes. At the Company's option, the 12% Notes may be redeemed in whole or in part on or after August 1, 2002 at a price of 106% of principal amount (through July 31, 2003) and 103% of principal amount (through July 31, 2004), plus accrued interest to the date of redemption. The Indenture contains covenants that, among other things, (i) require the Company to maintain certain levels of net worth (generally, an amount equal to $50.0 million plus a cumulative 25% of the Company's consolidated net income) and liquid assets (generally, an amount equal to 100% of required interest payments for the next succeeding interest payment date); and (ii) limit the ability of the Company and its subsidiaries to
(a) incur indebtedness (not including secured indebtedness used to acquire or refinance the acquisition of loans, equipment leases or other assets), (b) pay dividends or make other distributions in excess of 25% of aggregate consolidated net income (offset by 100% of any deficit) on a cumulative basis, (c) engage in certain transactions with affiliates, (d) dispose of certain subsidiaries, (e) create liens and guarantees with respect to pari passu or junior indebtedness and (f) enter into any arrangement that would impose restrictions on the ability of subsidiaries to make dividend and other payments to the Company except in connection with specified indebtedness. The Indenture also restricts the Company's ability to merge, consolidate or sell all or substantially all of its assets and prohibits the Company from incurring additional indebtedness if the Company's "leverage ratio" exceeds 2.0 to 1.0. As defined by the Indenture, the leverage ratio is the ratio of all indebtedness (excluding debt used to acquire assets, obligations of the Company to repurchase loans or other financial assets sold by the Company, guarantees of either of the foregoing, non-recourse debt and certain securities issued by securitization entities, as defined in the Indenture), to the consolidated net worth of the Company. The Indenture also prohibits the Company from incurring pari passu or junior indebtedness with a maturity date prior to that of the 12% Notes.

Equipment Leasing Credit Facilities

         Warehouse Facilities. In December 1996, Fidelity Leasing entered into a line of credit for $20.0 million of warehouse financing with First Union National Bank. Fidelity Leasing uses this facility to fund its daily lease originations. In September 1998, the parties amended the facility to add

European American Bank as an additional lender. First Union has committed $12.5 million and European American Bank has committed $7.5 million under the facility. Their commitments expire March 31, 2000. Borrowings under the facility are at variable interest rates equal to, at Fidelity Leasing's election, either the LIBOR market index rate or LIBOR plus 150 basis points. Fidelity Leasing pledged as collateral all of the receivables of, and the equipment subject to leases funded through, the facility and the outstanding stock of JLA Credit. The facility requires that the Company or Abraham Bernstein, Fidelity Leasing's Chairman and Chief Executive Officer, own a majority of Fidelity Leasing's outstanding voting stock and that Mr. Bernstein continue to act as Fidelity Leasing's Chief Executive Officer, and restricts Fidelity Leasing from incurring or guaranteeing further indebtedness other than subordinated indebtedness, trade debt in the ordinary course of business, non-recourse debt and unsecured intercompany debt that does not exceed 300% of the outstanding principal of Fidelity Leasing's subordinated indebtedness. These restrictions on indebtedness do not limit Fidelity Leasing's ability to securitize its leases through special purpose subsidiaries. In addition, the facility requires Fidelity Leasing to maintain a certain level of tangible net worth, and restricts it from exceeding certain debt to tangible net worth and operating cash flow to fixed charges ratios. It also requires Fidelity Leasing to continue to engage in substantially the same line of business. Fidelity Leasing's failure to comply with these requirements or to make payments due under the facility or certain other recourse indebtedness on a timely basis, among other defaults, could result in termination of the facility and acceleration of the then outstanding indebtedness. The Company guaranteed the performance of Fidelity Leasing's obligations under this facility.

         In May 1999, Fidelity Leasing Canada, Inc., Fidelity Leasing's operating subsidiary in Canada, established a Canadian dollars ("C") $5.0 million (equivalent to $3.4 million based on the value of the Canadian dollar on September 30, 1999) line of credit with the Bank of Montreal to finance leases originated in Canada under Fidelity Leasing's strategic marketing alliance with IBM Canada Ltd. The interest rate under this facility is a variable rate equal to the Banker's Acceptance Rate plus 2% or the lender's prime rate plus 0.75%. The facility expires in May 2000. This facility contains covenants and restrictions similar to those described in the preceding paragraph, including change of control provisions. In addition, termination of or amendment to Fidelity Leasing's vendor program agreement with IBM Canada constitutes an event of default absent the lender's prior written consent to such termination or amendment. Together with the Company, Fidelity Leasing guaranteed Fidelity Leasing Canada's obligations under the facility. Fidelity Leasing Canada will sell leases financed under this facility to IBM Canada on a periodic basis.

         In September 1999, Fidelity Leasing Canada established a C$15.0 million line of credit with the Bank of Montreal (equivalent to $12.2 million based on the value of the Canadian dollar on September 30, 1999). The interest rate under this facility is a variable rate equal to the Banker's Acceptance Rate plus 1.5% or the lender's prime rate plus 0.75%. The facility expires on September 2000 but is subject to annual renewal at the Bank of Montreal's option. Unlike the C$5.0 million warehouse line of credit, this facility does not revolve and Fidelity Leasing Canada may use it to finance leases originated in Canada under any of Fidelity Leasing's strategic marketing alliances approved by the Bank of Montreal. This facility contains covenants and restrictions similar to those of the C$5.0 million warehouse line of credit. In addition, Fidelity Leasing Canada is restricted from paying any dividends on its capital stock.

         Sales by Assignment. Beginning in December 1996 and in each quarter thereafter through September 1997, Fidelity Leasing entered into sales transactions where it sold lease receivables and interests in the related equipment and residuals to an unaffiliated special purpose entity for an amount equal to 100% of the present value of the lease receivables and a note equal to the estimated present value of the residual interests. The special purpose entity resold the lease receivables to unrelated third parties. The Company provided to these third parties a guaranty of payment of a portion of the lease receivables due under any defaulted leases and of Fidelity Leasing's performance as servicer. These transactions were accounted for as sales for financial reporting purposes.

         Commercial Paper Conduit Securitizations. In December 1997, Fidelity Leasing again sold lease receivables and interests in the related equipment and residual interests to an unaffiliated entity on terms similar to those of the sales by assignment, except that Fidelity Leasing received from the special purpose entity cash equal to a substantial portion of the present value of the lease receivables and a promissory note in an amount equal to the remaining portion of the present value of the lease receivables and the residual interests. The special purpose entity resold the receivables to a commercial paper conduit administered by First Union. The transaction was accounted for as a sale for financial reporting purposes. The lenders' commitment on this facility terminated in April 1999.

         In June 1998, Fidelity Leasing established a revolving commercial paper conduit facility having a funding commitment of $100.0 million with a conduit administered by First Union. This facility was later amended to increase the funding commitment to $125.0 million. With this facility, Fidelity Leasing began retaining the residual interests in the securitized lease pools on its balance sheet for accounting purposes and the purchaser under this facility was Fidelity Leasing's wholly owned special purpose subsidiary. This facility contains events of default which are triggered when lease delinquencies or defaults in the securitized portfolio exceed specified thresholds. In addition, an event of default would occur if there is a change in Fidelity Leasing's Chairman and Chief Executive Officer, President or Senior Vice President or if Fidelity Leasing merges or consolidates with another company and is not the survivor. The lenders' commitment on this facility expired in June 1999. Because assets transferred under this facility are treated as sales for financial reporting purposes, Fidelity Leasing did not renew this facility.

         In December 1998, Fidelity Leasing entered into a revolving commercial paper conduit facility administered by PNC Bank that has a funding commitment of $100.0 million. The commitment period expires in December 2000, but is subject to annual renewal at the option of the commercial paper conduit and its liquidity banks. Fidelity Leasing anticipates that this facility will be renewed through December 2000. This facility contains provisions regarding events of default which are substantially similar to the $125.0 million facility described in the immediately preceding paragraph. This facility was amended to permit Fidelity Leasing to treat additional securitizations as financings for financial reporting purposes.

         In February 1999, Fidelity Leasing established a $143.0 million commercial paper conduit facility, administered by First Union, in order to finance its acquisition of JLA Credit. In connection with this facility, Fidelity Leasing sold a portfolio of JLA Credit originated lease receivables to a special purpose subsidiary, which pledged the receivables to the commercial paper conduit. This facility contains default provisions substantially similar to Fidelity Leasing's $125.0 million and $100.0 million facilities. Fidelity Leasing treated this transaction as a financing for financial reporting purposes.

         In July 1999, Fidelity Leasing established a revolving multi-conduit facility administered by First Union. As of September 30, 1999, one commercial paper conduit lender had committed $300.0 million of funding. Fidelity Leasing intends to solicit other commercial paper conduits for up to an additional $200.0 million of funding. The commitment period expires in July 2000, but is subject to annual renewal at the option of the lenders. This facility contains default provisions substantially similar to the $125.0 million and $100.0 million facilities. In addition, Fidelity Leasing is required to maintain a specified level of tangible net worth and ratio of earnings to interest expense. Fidelity Leasing must also maintain revolving credit facilities aggregating at least $400.0 million. Only facilities whose funding commitments have not terminated are considered in determining whether the latter requirement is satisfied. Thus, for example, the $125.0 million commercial paper conduit facility is not considered for purposes of satisfying this requirement, but the $100.0 million commercial paper conduit facility combined with the $300.0 million committed under this facility does satisfy the requirement. Fidelity Leasing treats this facility as a financing for financial reporting purposes.

         Sales Facilities. In December 1998, Fidelity Leasing entered into agreements with IBM Credit Corporation and IBM Canada Ltd. that allow it to finance, on a monthly basis, all of the leases it originates under its strategic marketing alliances with them. Fidelity Leasing formed two special purpose subsidiaries for purposes of these sales, one for lease originations in the U.S. and the other for lease originations in Canada. IBM Credit and IBM Canada require Fidelity Leasing to account for these transfers as sales for financial reporting purposes.

         Term Note Securitizations. In June 1997, JLA Credit securitized leases in a $75.0 million private placement of floating rate notes. The transaction has a 20% optional repurchase feature, allowing Fidelity Leasing to treat the securitization as a financing for accounting purposes. In February 1998, JLA Credit securitized leases in a $125.0 million private placement of fixed and floating rate notes. This transaction also has a repurchase option, which permits Fidelity Leasing to treat the securitization as a financing for financial reporting purposes.

         In June 1999, Fidelity Leasing privately placed $158.8 million of fixed rate notes through First Union Capital Markets Corp. This transaction effectively refinanced a substantial portion of the $143.0 million commercial paper conduit facility Fidelity Leasing established at the time it acquired JLA Credit. As servicer, Fidelity Leasing has the right to prepay the outstanding notes when the remaining balance of the leases is approximately $23.8 million. The transaction was accounted for as a financing for financial reporting purposes.

         Term Loans and Other Credit Facilities. As part of the consideration for the acquisition of JLA Credit, Fidelity Leasing gave the seller a promissory note with an original principal amount of $6.7 million, which bears interest at the Treasury Rate plus 2.5% for the first two years and at the Treasury Rate plus 4.0% until maturity in February 2004. The note is payable in quarterly installments and is subordinate to all of Fidelity Leasing's other indebtedness, including its intercompany debt. At the closing of the JLA Credit acquisition, the seller was unable to deliver complete lease files on certain of JLA Credit's assets. As a consequence, the originally bargained for $8.8 million note was reduced by $2.1 million to $6.7 million. To the extent that any lease files are subsequently completed, Fidelity Leasing must add a portion of the lease's net investment value to the outstanding principal balance on the note, up to an aggregate of $2.1 million. As of September 30, 1999, the principal balance of the note had been increased by $1.0 million as a result of lease files having been completed.

         In addition, as part of the JLA Credit acquisition, Fidelity Leasing acquired a small pool of automobile leases. To finance this portfolio, Fidelity Leasing entered into a 36-month term loan with First Union for $5.7 million which bears interest at LIBOR plus 1.0%.

         In conjunction with the $300.0 million commercial paper conduit facility, in July 1999, two of Fidelity Leasing's wholly owned special purpose subsidiaries each entered into credit facilities with First Union that permit a maximum aggregate borrowing of $10.0 million. Amounts outstanding under the facilities bear interest equal to LIBOR plus 2.0% and are secured by a second priority interest in the lease receivables securing the $125.0 million and $300.0 million commercial paper conduit facilities. The commitment period for each facility expires in July 2000, but is subject to annual renewal at First Union's option. The facilities have default provisions substantially similar to the $125.0 million and $300.0 million commercial paper conduit facilities. Fidelity Leasing must prepay each facility if it raises $20.0 million of additional equity capital other than from the Company, or from subordinated debt. In addition, Fidelity Leasing must prepay these facilities upon repayment through term note securitizations of the $125.0 million and $300.0 million commercial paper conduit facilities.

         In September 1999, Fidelity Leasing entered into a 5-year term loan with Commerce Bank, N.A. for $4.1 million. Amounts outstanding under this loan bear interest at LIBOR plus 4.5% and are secured by Fidelity Leasing's retained interest in the lease receivables securitized in the June 1999 term note securitization. Fidelity Leasing is required to make periodic principal payments on this loan only if it realizes amounts from its retained interest. The Company guaranteed Fidelity Leasing's obligations under this loan.

Commercial Mortgage Loan Credit Facilities

         In March 1998, the Company, through certain operating subsidiaries, established an $18.0 million revolving credit facility (with current permitted draws of $7.0 million) with Jefferson Bank for its commercial mortgage loan operations which expires in April 2000. The credit facility, bears interest at the prime rate reported in The Wall Street Journal plus .75%, and is secured by the borrowers' interests in certain commercial loans and by a pledge of their outstanding capital stock. In addition, repayment of the credit facility is guaranteed by the Company. As amended in August 1999, credit availability is based upon the amount of assets pledged as security for the facility and is subject to approval by Jefferson Bank of additional collateral.

         In July 1999, certain operating subsidiaries of the Company established a $15.0 million line of credit with Sovereign Bank. The facility bears interest at the prime rate reported in The Wall Street Journal and expires in July 2001, subject to annual extension at the bank's election. The facility is secured by the borrowers' interest in certain commercial loans and real estate and by certain bonds held by the Company. Credit availability is based on the value of the real estate pledged as security. The facility imposes limitations on the incurrence by the borrowers of future indebtedness and sales, transfers or leases of their assets and requires the borrowers to a specified level of equity and debt service coverage ratio.

         At the same time, the Company established a similar $5.0 million line of credit with Sovereign Bank. This facility bears interest at the same rate as the $15.0 million line of credit and also expires in July 2001, subject to annual extension at the bank's election. The facility is secured by a pledge of the Company's common shares in Resource Asset and by a guaranty from the borrowers under the $15.0 million line of credit. Credit availability is based on the value of those shares. The facility restricts the Company from making loans to its affiliates (except for subsidiaries) other than (i) existing loans,
(ii) loans in connection with lease transactions in an aggregate not to exceed $50,000 in any fiscal year and (iii) loans to Resource Asset made in the ordinary course of business.

         In connection with the acquisition of loan 53, the Company obtained two loans from Merrill Lynch Mortgage Capital, Inc., secured by the borrower's interest in loan 53. The senior loan is in the amount of $49.5 million, and bears interest at 30 day LIBOR (5.4% at September 30, 1999) plus between 300 and 350 basis points. The junior loan is in the amount of $9.4 million and bears interest at 17.5% of which 15% is payable monthly with the balance accruing. These loans were paid in full in October 1999.

Energy Credit Facilities

         At the time of its acquisition by the Company, Atlas Group and its subsidiaries maintained a $40.0 million credit facility (with permitted draws of $27.0 million) with PNC Bank, N.A. The line was continued by the Company until September 1999, when it was refinanced with the credit facility described in the next paragraph. The Atlas Group credit facility was divided into two principal parts: a revolving credit facility and a term loan facility. The facility permitted draws based on the remaining proved developed producing, proved developed non-producing and proved undeveloped gas and oil reserves attributable to the borrowers' wells and the borrowers projected fees and revenues from transportation of gas through their pipelines, operation of wells and management of investment partnerships. The revolving credit facility permitted draws of $20.0 million and bore interest at one of the following two rates, at borrower's election, which increased as the amount outstanding under the facility increased: (i) the PNC Bank prime rate plus 0 to 50 basis points, or (ii) LIBOR plus 137.5 to 212.5 basis points. The term loan facility permitted draws of $7.0 million and bore interest at, at borrower's election, at either (i) the PNC Bank prime rate plus 12.5 to 62.5 basis points, or (ii) LIBOR plus 150 to 225 basis points. The credit facility contained financial covenants of Atlas Group, including maintaining (x) a current ratio of .75 to 1.0, (y) a ratio of fixed charges to earnings of 2.0 to 1.0 and (z) a leverage ratio (essentially a ratio of debt to equity) of not less than 3.75 to 1.0, reducing to 3.50 to 1.0 in January 1999, 3.25 to 1.0 in October 1999 and 3.0 to 1.0 in March 2000. The credit facility also imposed the following limits: (a) Atlas Group's exploration expense could be no more than 20% of capital expenditures plus exploration expense; (b) sales, leases or transfers of property by Atlas Group were limited to $1.0 million; and (c) Atlas Group could not incur debt in excess of $2.0 million to other lenders.

         In September 1999, the Company's energy subsidiaries, Atlas America, Resource Energy and Viking Resources, entered into a $45.0 million revolving credit facility administered by PNC Bank. The facility permits draws based on the remaining proved developed producing, proved developed non-producing and proved undeveloped gas and oil reserves attributable to the borrowers' wells and the borrowers projected fees and revenues from transportation of gas through their pipelines, operation of wells and management of investment partnerships. Up to $14.0 million of the borrowings under the facility may be in the form of standby letters of credit. Borrowings under the facility are secured by a security interest in the assets of the borrowers and their subsidiaries, including pledges by the borrowers of the stock of their subsidiaries. Loans under the facility bear interest at one of the following two rates, at borrower's election, which increase as the amount outstanding under the facility increases: (i) the PNC Bank prime rate plus 0 to 75 basis points, or (ii) the Eurodollar rate plus 150 and 225 basis points. Draws under any letter of credit bear interest at the PNC Bank prime rate plus 0 to 75 basis points. The credit facility contains financial covenants, including the requirement that the borrowers maintain: (x) a current ratio of .85 to 1.0, (y) a ratio of fixed charges to earnings of 1.5 to 1.0, increasing to 2.0 to 1.0 in July 2000 and 2.5 to 1.0 in January 2001, and (z) a leverage ratio of not less than 3.25 to 1.0, reducing to 3.0 to 1.0 in April 2000. In addition, the facility prohibits the borrowers' exploration expenses from exceeding 20% of capital expenditures and limits sales, leases or transfers of property by the borrowers and the incurrence of additional indebtedness. The facility terminates in November 2002, when all outstanding borrowings must be repaid.

Other Facilities

         The Company's discontinued subsidiary maintains a $2.0 million warehouse line of credit with Sovereign Bank. As of September 30, 1999, there was $1.0 million outstanding. Borrowings under this credit facility are guaranteed by the Company.

Employees

         As of September 30, 1999, the Company employed 423 persons, including 35 in general corporate, 5 in real estate finance, 231 in equipment leasing and 152 in energy.

Cautionary Statements for Purposes of the Safe Harbor

         Statements made by the Company in written or oral form to various persons, including statements made in filings with the Securities and Exchange Commission, that are not strictly historical facts are "forward-looking" statements that are based on current expectations about the Company's business and assumptions made by management. Such statements should be considered as subject to risks and uncertainties that exist in the Company's operations and business environment and could render actual outcome and results materially different than predicted. The following includes some, but not all, of the factors or uncertainties that could cause the Company to miss its projections:

General

         o The Company's real estate finance and equipment leasing businesses rely on outside capital and borrowings in order to sustain current growth. A decrease in availability of outside funds could restrict the Company's ability to finance its activities, thereby reducing its growth or its ability to conduct current operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         o Variations in the volume of commercial mortgage loans purchased by the Company or in the volume of equipment leases originated by the Company could materially affect the Company's results of operations and financial condition.

         o Unforeseen interest rate increases could increase the Company's costs of funds. This could have many material adverse effects on the Company including reduction in its return on its commercial loan portfolio as a result of increased rates payable on existing or future senior lien interests and reduction in demand for the Company's equipment leasing products. In addition, in equipment leasing the return expected, and the rates charged by the Company, are based on interest rates prevailing in the market at the time of loan origination or lease approval. Until the Company's equipment leases are sold, they are funded from credit facilities or working capital. An increase in interest rates during the period between funding by the Company of an equipment lease and its resale could adversely affect the Company's operating margin. During a period of declining rates, the amounts becoming available to the Company for investment may have to be invested at lower rates that the Company had been able to obtain in prior investments. The Company typically enters into interest rate swap agreements to hedge against the risk of interest rate increases in the floating-rate financing with which it funds equipment leases. Such hedging activities limit the Company's ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. In addition, these hedging activities may not protect the Company from interest rate-related risks in all interest rate environments, including interest rate increases after a lease origination but before commercial paper conduit securitization.

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

Real Estate Finance

         o Many of the Company's commercial mortgage loans are secured by properties that, while income producing, are unable to generate sufficient revenues to pay the full amount of debt service under the original loan terms or are subject to other problems. Although before the acquisition of a loan the Company will generally negotiate with the borrower or other parties in interest to resolve outstanding issues, ensure the Company's control of the cash flow and, where appropriate, make financial accommodations to take into account the operating conditions of the underlying property, there may be a higher risk of default with these loans as compared to conventional loans.

         o Declines in real property values generally and/or in those specific markets where the properties securing the Company's commercial mortgage loans are located could affect the value of and default rates under those loans.

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

         o At September 30, 1999, the Company's allowance for possible losses was $1.4 million (0.6%) of book value of its commercial mortgage loan portfolio at that date. The Company can offer no assurance that this allowance will prove to be sufficient or that future provisions for loan losses will not be materially greater, either of which could have a material adverse effect on the Company's results of operations.

Equipment Leasing

         o The Company markets its leasing programs through strategic marketing alliances and other vendor program relationships with manufacturers, distributors, dealers, resellers and other vendors of equipment and commercial banks. For the year ended September 30, 1999, its strategic marketing alliances accounted for approximately 35% of lease originations, measured by equipment cost. Termination of one or more of its principal relationships, a material adverse change in the financial condition or the operations of a vendor or bank in one of these relationships or a decision by one or more of the vendors or banks not to refer business to the Company could have a material adverse impact on the Company's ability to originate leases. Many of these relationships are not formalized in written agreements. Moreover, most of the relationships that are formalized by written agreements are terminable at will. None of the Company's strategic marketing alliances or other relationships commits a vendor or bank to provide a minimum number of lease transactions to the Company nor do the Company's relationship's require the vendors or banks to direct all of their lease transactions to it.

         o The Company specializes in leasing equipment to small businesses. Small businesses may be more vulnerable to economic downturns and often need substantial additional capital to expand or compete. Moreover, the success of a small business and its ability to make lease payments typically depends upon the management talents and efforts of one person or a small group of persons at the business. The death, disability or resignation of one or more of these persons could have an adverse impact on the operations of that business. Small business leases, therefore, may entail a greater risk of non-performance and more delinquencies and losses than leases entered into with larger, more creditworthy lessees. In addition, there is typically only limited publicly available financial and other information about small businesses and they often do not have audited financial statements. Accordingly, in making credit decisions, the Company's small business underwriting relies upon the accuracy of information about these small businesses obtained from third party sources, primarily credit agencies. If the information it obtains from these sources is incorrect, the Company's underwriting will not be effective and its ability to make appropriate credit decisions will be impaired.

         o Delinquent and defaulted leases do not qualify as collateral against which advances may be made under the Company's warehouse or commercial paper conduit facilities and the Company cannot include them in term note securitizations. This can reduce the funding available to the Company under the warehouse or commercial paper conduit facilities and amounts it can obtain through term note securitizations. Higher than expected lease delinquencies or defaults will result in additional charges to operations, which will adversely affect the Company's earnings, possible materially. In addition, increasing rates of delinquencies or charge-offs could result in adverse changes in the structure of the Company's future warehouse facilities, commercial paper conduit securitizations and term note securitizations, including increased interest rates payable to investors and the imposition of more burdensome credit enhancement requirements. Any of these occurrences could have a material adverse effect on the Company's business, financial condition and results of operations.

         o In connection with the Company's lease financing, the Company records an allowance for possible losses to provide for estimated losses. The allowance for possible losses is based on past collection experience, industry data, lease delinquency data and the Company's assessment of prospective risks. Although the Company considers the allowance for possible losses reflected in its consolidated balance sheet at September 30, 1999 to be adequate, it can offer no assurance that this allowance will be adequate to cover losses in connection with its portfolio of leases. Losses in excess of this allowance would cause the Company to increase its provision for possible losses, reducing its operating income. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific lessees or industries.

         o The Company's leasing operations have grown significantly since their commencement. The Company's ability to sustain continued growth depends on its ability to originate, evaluate, finance and service increasing volumes of leases of suitable yield and credit quality. Accomplishing such a result on a cost-effective basis is largely a function of the Company's marketing capabilities, its management of the leasing process, its ability to provide competent, attentive and efficient servicing, its access to financing sources on acceptable terms and the capabilities of its technology systems. Failure to manage effectively any future growth could have a material adverse effect on the Company's business, financial condition and results of operations.

         o The Company's recorded residual values are estimates based on industry data about lease extensions, lessee purchases of equipment at the end of the lease term and resale of used equipment in the open market. Because the Company's equipment leasing operations have a relatively short operating history, the Company's current experience with respect to realization of residual interests may not be indicative of what realizations may be in the future. The Company reviews estimates of the value of its residual interests from time to time to determine whether they are above the fair market value of the residual interests. If the fair market values are less than the estimates, the difference would be charged to operations. If, upon sale or re-lease of the underlying equipment, the amount obtained is less than the Company's recorded estimate, the difference also would be charged to operations. These charges will reduce the Company's operating income. Realization of residual values depends on numerous factors, most of which are outside of the Company's control, including: the general market conditions at the time of expiration of the lease; the cost of comparable new equipment; the obsolescence of the leased equipment; any unusual or excessive wear and tear on the equipment; the effect of any additional or amended government regulations; and the foreclosure by a secured party of our interest in a defaulted lease.

         o The Company's equipment leasing operations depend on its ability to protect its technology systems, particularly its computer and telecommunications equipment, against damage from fire and water, power loss, telecommunications failure or a similar unexpected adverse event. Moreover, if the capacity of its software or hardware is exceeded due to an increase in the volume of products and services delivered through its servers, the Company may have slower response times and, possibly, system failures. Vendors with whom the Company has relationships and their customers may become dissatisfied as a result of any system failure that interrupts the Company's ability to provide its lease financing. Sustained or repeated system failures would reduce the attractiveness of the Company's lease financing process. To the extent that the Company does not effectively address any system failures or capacity constraints, vendors could seek other lease finance providers.

Energy

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

         o The Company annually reviews the carrying value of its oil and natural gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the "ceiling" test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal year and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company may be required to write-down the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. If a write-down is required, it could result in a material charge to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.

         o The estimates of the Company's proved oil and natural gas reserves and the estimated future net revenues therefrom referred to immediately above are based upon reserve reports that rely upon various assumptions, including assumptions required by the SEC, as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Such estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those estimated by the Company or contained in the reserve reports. Any significant variance in these assumptions could materially affect the estimated quantity of the Company's reserves. The Company's properties also may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, the Company's proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and natural gas prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond the Company's control.

ITEM 2.  PROPERTIES

         The Company maintains its executive office in Philadelphia, Pennsylvania under a lease agreement for 7,173 square feet of office space which expires May 2000. The Company's real estate finance operations are also located at this location. The Company also maintains a 2,100 square foot office in New York City and is under a lease agreement at that location until December 2001.

         The Company's small ticket equipment leasing headquarters are located in West Chester, Pennsylvania and consist of 20,000 square feet of office space with a lease that expires in February 2005. The leasing business also has an office in Torrance, California consisting of 7,325 square feet and is under a lease agreement at that location until May 2004. The Canadian operations of the Company's small ticket equipment leasing subsidiary leases 3,021 square feet of office space in suburban Toronto, Canada and is under a lease agreement until October 2008 with one five year renewal option. The Company's small ticket leasing subsidiary also has six field offices located in: Charlotte, North Carolina, Englewood, Colorado, Laguna Hills, California, Altamonte Springs, Florida, Winter Park, Florida and Irving, Texas. The lease agreements for these field offices expire at various dates over the next five years. The Company feels that these offices are adequate for its leasing subsidiary's current needs. The Company also leases 6,946 square feet of space in Philadelphia, Pennsylvania for management operations with respect to its five public leasing partnerships.

         The Company's energy business owns a 9,600 square foot office building and related land in Akron, Ohio, a 24,000 square foot office building in Pittsburgh, Pennsylvania, which are both used for its energy operations, and a 17,000 square foot field office and warehouse facility in Jackson Centre, Pennsylvania. The Company also rents two field offices in Ohio and New York on month-to-month tenancies. In addition, as a result of the Viking Resources acquisition, the Company owns an 8,600 square foot office building in North Canton, Ohio, a field office in Deerfield, Ohio and rents a 950 square foot office in Cincinnati, Ohio.

ITEM 3.  LEGAL PROCEEDINGS

         The Company, together with certain of its officers and directors and its independent auditor, Grant Thornton, LLP, has been named as a defendant in actions that were instituted on October 14, 1998 in the U.S. District Court for the Eastern District of Pennsylvania by stockholders of the Company on their own behalf and on behalf of similarly situated stockholders who purchased shares of the Company's common stock between December 17, 1997 and February 22, 1999. The complaint seeks damages in an unspecified amount for losses allegedly incurred as the result of misstatements and omissions allegedly contained in the Company's periodic reports and registration statement filed with the SEC. The asserted misstatements and omissions relate, among other matters, to the Company's (i) use of the accretion of discount method of recognizing revenue on distressed loans the Company purchased at a discount and (ii) accounting for the profit realized by the Company on its sale of senior lien interests in such loans. The Company believes that the complaint is without merit and intends to defend itself vigorously.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the NASDAQ Stock Market under the symbol "REXI." The following table sets forth the high and low sale prices, as reported by NASDAQ, on a quarterly basis for the Company's last two fiscal years and fiscal 2000 through December 17, 1999.

                                                                        High          Low
                                                                        ----          ---
Fiscal 2000
First Quarter (through December 17, 1999)..........................    $ 9.25        $ 6.75

Fiscal 1999
Fourth Quarter.....................................................     15.88          6.50
Third Quarter......................................................     18.50          8.50
Second Quarter ....................................................     12.31          8.56
First Quarter......................................................     13.69          7.56

Fiscal 1998
Fourth Quarter.....................................................     37.50          7.75
Third Quarter......................................................     29.25         19.75
Second Quarter ....................................................     20.17         14.50
First Quarter......................................................     18.83         14.25

         As of December 17, 1999, there were 23,324,415 shares of Common stock outstanding held by 544 holders of record.

         The Company has paid regular quarterly cash dividends on its Common stock (as adjusted for stock dividends) of $.03 per share commencing with the fourth quarter of fiscal 1995. Under the terms of the 12% Notes, the payment of dividends on the Company's Common stock is restricted unless certain financial tests are met. See "Business - Sources of Funds - The Company: 12% Senior Notes."

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data as of and for the five most recent fiscal years ended September 30 are as follows (dollars in thousands, except per share data):

                                                              For the Years Ended September 30,
                                                  --------------------------------------------------------
                                                     1999        1998         1997       1996       1995
                                                     ----        ----         ----       ----       ----
Revenues
   Real estate finance...........................  $ 45,907    $ 55,834     $ 19,144    $ 7,171    $ 6,114
   Equipment leasing.............................    41,129      13,561        7,162      4,466          -
   Energy........................................    54,493       6,734        5,608      5,157      5,331
   Interest and other............................     3,560       5,013        1,031        204        149
                                                   --------    --------     --------    -------    -------
Total revenues...................................  $145,089    $ 81,142     $ 32,945    $16,998    $11,594
                                                   ========    ========     ========    =======    =======

Income from continuing operations before income
   taxes, extraordinary item and
   cumulative effect of a change
   in accounting principle.......................  $ 39,539    $ 44,983     $ 14,931    $ 7,353    $ 3,344
Provision for income taxes.......................    12,847      14,811        3,980      2,206        630
                                                   --------    --------     --------    -------    -------
Income from continuing operations
   before extraordinary item and
   cumulative effect of a change in
   accounting principle..........................  $ 26,692    $ 30,172     $ 10,951    $ 5,147    $ 2,714
Discontinued operations:
   Loss from operations of subsidiary,
     net of taxes of $2,190 and $1,443...........    (7,687)     (2,800)           -          -          -
   Loss on disposal of subsidiary,
     net of taxes of $148........................      (275)          -            -          -          -
Extraordinary item, net of taxes of $142 and
     $112........................................       299         239            -          -          -
Cumulative effect of change in accounting
   principle, net of taxes of $271...............      (569)          -            -          -          -
                                                   --------    --------     --------    -------    -------
Net income.......................................  $ 18,460    $ 27,611     $ 10,951    $ 5,147    $ 2,714
                                                   ========    ========     ========    =======    =======

Net income per common share-basic:
   From continuing operations....................  $   1.21    $   1.81     $  1.05     $   .91    $   .48
   Discontinued operations.......................      (.36)       (.17)          -           -          -
   Extraordinary item............................       .01         .01           -           -          -
   Cumulative effect of change in accounting
     principle...................................      (.03)          -           -           -          -
                                                   ---------   --------     --------    -------    -------
Net income per common share-basic................  $    .83    $   1.65     $  1.05     $   .91    $   .48
                                                   ========    ========     =======     =======    =======

Net income per common share-diluted:
   From continuing operations....................  $   1.17    $   1.75     $   .84     $   .62    $   .39
   Discontinued operations.......................      (.35)       (.16)          -           -          -
   Extraordinary item............................       .01         .01           -           -          -
   Cumulative effect of change in accounting
     principle...................................      (.02)          -           -           -          -
                                                   ---------   --------     -------     -------    -------
Net income per common share-diluted..............  $    .81    $   1.60     $   .84     $   .62       $.39
                                                   ========    ========     =======     =======    =======

Cash dividends per common share..................  $    .13    $    .13     $   .13     $   .13       $.03
                                                   ========    ========     =======     =======    =======

Balance Sheet Data:
Total assets.....................................  $901,387    $424,352     $195,119    $43,959    $37,550
Total debt.......................................   577,822     145,446      118,786      8,966      8,523
Stockholders' equity.............................   263,787     236,478       64,829     31,123     26,551

                                       38

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company's operating results and financial condition reflect the growth of the Company's real estate finance, equipment leasing and energy businesses following substantial increases in working capital due to the sale, in December 1996, of common stock (from which it received net proceeds of $19.5 million), the issuance, in July 1997, of $115.0 million of 12% Notes (from which it received net proceeds of $110.6 million), and the sale, in April 1998, of common stock (from which it received net proceeds of $119.2 million). These transactions along with the acquisition of the Atlas Group in September 1998, JLA Credit in February 1999 and Viking Resources in August 1999 were primarily responsible for increasing the Company's capital (stockholders' equity plus total debt) to $841.6 million as of September 30, 1999 from $381.9 million at September 30, 1998 from $184.3 million at September 30, 1997.

Overview of Fiscal 1999

         The Company's gross revenues were $145.1 million in fiscal 1999, an increase of $63.9 million (79%) from $81.1 million in fiscal 1998, as compared to an increase in fiscal 1998 of $48.2 million (146%) from $32.9 million in fiscal 1997. The revenues from the Company's real estate finance business decreased to $45.9 million, a decrease of $9.9 million (18%) from $55.8 million in fiscal 1998, as compared to an increase of $36.7 million (192%) in fiscal 1998 from $19.1 million in fiscal 1997. Leasing revenues were $41.1 million in fiscal 1999, an increase of $27.6 million (203%) from $13.6 million in fiscal 1998 as compared to an increase of $6.4 million (89%) from $7.2 million in fiscal 1997. In addition, energy revenues were $54.5 million in fiscal 1999, an increase of $47.8 million (709%) from $6.7 million in fiscal 1998 as compared to an increase of $1.1 million from $5.6 million in fiscal 1997.

         During the past three fiscal years, the Company's revenues, expressed as a percentage of its total revenues, were distributed across its industry segments as follows:

                                                                   Years Ended September 30,
                                                             -------------------------------------
                                                             1999             1998            1997
                                                             ----             ----            ----
     Real estate finance...............................       32%              69%             58%
     Equipment leasing.................................       28%              17%             22%
     Energy............................................       38%               8%             17%

The balance (3% in 1999, 6% in 1998 and 4% in 1997) is attributable to corporate assets not allocated to a specific industry segment, including cash and the common shares held in Resource Asset. The Company anticipates that its energy revenues, as a percentage of total revenues, will increase in fiscal 2000 as a result of the acquisition of Viking Resources.

         As of September 30, 1999, total assets were $901.4 million an increase of $477.0 million (112%) from assets of $424.4 million at September 30, 1998, as compared to an increase of $229.2 million (117%) from assets of $195.1 million at September 30, 1997. During the past three fiscal years, the Company's assets, expressed as a percentage of its total assets, were distributed across its industry segments as follows:

                                                                   Years Ended September 30,
                                                             -------------------------------------
                                                             1999             1998            1997
                                                             ----             ----            ----
     Real estate finance...............................       30%              50%             47%
     Equipment leasing.................................       48%               7%              5%
     Energy............................................       15%              21%              8%

The balance (7% in 1999, 22% in 1998 and 40% in 1997) is attributable to corporate assets not attributable to a specific industry segment, as referred to above.

Results of Operations: Real Estate Finance

         As a result of its increased resources, the Company has acquired loans in recent years (and particularly following fiscal 1997) much larger than those it previously acquired both as to the outstanding loan balance and the amount of its net investment. Prior to fiscal 1998, the Company had focused on acquiring loans with outstanding receivable balances of between $1.0 million and $15.0 million, with investment costs (invested funds before proceeds from refinancings or sales of senior lien interests) typically between $1.0 million and $8.0 million. During the fiscal year ended September 30, 1999, the Company acquired four loans and originated one loan for a cost of $88.9 million. For loans acquired during this period, the average contractual receivable balance was $33.9 million, the average investment cost was $17.8 million and the receivable balances ranged from $1.5 million to $127.8 million. During the fiscal year ended September 30, 1998, the Company acquired 12 loans for a cost of $337.1 million. For loans acquired during this period, the average outstanding receivable balance was $37.2 million, the average investment cost was $27.8 million and the receivable balances ranged from $2.0 million to $100.7 million. During the fiscal year ended September 30, 1997, the Company acquired 18 loans for a cost of $71.7 million. For loans acquired during this period, the average outstanding receivable balance was $6.1 million, the average investment cost was $3.2 million and the loans acquired had outstanding receivable balances ranging from $401,000 to $52.6 million.

         The following table sets forth certain information relating to the revenue recognized and cost and expenses incurred in the Company's commercial real estate finance operations during the periods indicated:

                                                                            Years Ended September 30,
                                                                          ---------------------------
                                                                          1999       1998        1997
                                                                          ----       ----        ----
                                                                                (in thousands)
Revenue:
     Interest..........................................................  $17,280    $13,179     $ 4,877
     Accreted discount.................................................   18,965      6,520       4,124
     Fees..............................................................    5,633      5,939       2,556
     Gains on sales of senior lien interests and loans.................    2,370     30,196       7,587
     Loan payments in excess of carrying value.........................    1,414          -           -
     Net rental income.................................................      245          -           -
                                                                         -------    -------     -------
                                                                         $45,907    $55,834     $19,144
                                                                         =======    =======     =======
Cost and expenses......................................................  $ 3,102    $ 1,801     $ 1,069
                                                                         =======    =======     =======

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         Revenues from commercial mortgage loan acquisition and resolution operations decreased $9.9 million (18%) to $45.9 million in the year ended September 30, 1999. The decrease was primarily attributable to a decrease of $27.8 million (92%) in gains from sales of senior lien interests and loans. The decrease was primarily the result of a decrease in the number of loans sold or loans in which senior lien interests were sold from 39 loans in the fiscal year ended September 30, 1998 to two loans in the fiscal year ended September 30, 1999. Prior to January 1, 1999, most of the transactions in which senior lien interests were created were structured to meet the criteria under generally accepted accounting principles for sales of those interests to the senior lienors. Effective January 1, 1999, the Company made a strategic decision to structure future transactions as financings rather than as sales, thereby retaining the entire principal amount of its commercial mortgage loans originated on its balance sheet. Thus, for most transactions that were completed prior to January 1, 1999 (including the two loans sold in fiscal 1999, referred to above), the Company recorded a gain on sale which is included in the Company's revenues; refinancing proceeds received subsequent to that date are not recordable as revenues under generally accepted accounting principles. Despite the decrease in revenues resulting from the foregoing change, the cash flows available to the Company from its financing transactions, which were generally based on the appraised value and the cash flows of the property underlying the Company's commercial mortgage loans, are unaffected by these modifications. The primary effect of this change in policy is a shift from the recognition of an immediate gain upon the sale of a senior lien interest in a commercial mortgage loan receivable to the recognition of interest income over the life of the loan receivable.

         The decrease in gain on sale revenues was partially offset by the following:

         (i) An increase of $16.5 million (84%) in interest income (including an increase of $12.4 million of accretion of discount) of which $6.6 million resulted from the repayment in June 1999 of a mortgage loan secured by a property located in Philadelphia, Pennsylvania. The payment, which was made pursuant to the terms of an existing loan restructuring agreement, was comprised of $29.6 million in cash plus a 50% interest in the property securing the mortgage loan. The property interest includes significant cash flow preferences in the underlying cash flows from the property. Because the amount received in repayment of the loan and anticipated to be received from the property interest exceeds the amount of discounted cash flows previously estimated in determining the Company's accretion of discount on the loan, the Company revised its estimates in determining the accreted discount on this loan and recognized $6.4 million of accretion to reflect the fair value of the property interest. The Company records the property interest as an investment in real estate ventures and, accordingly, no accretion of discount was recognized with respect to it after June 1999. In addition, two loans acquired at the end of fiscal 1998 contributed $3.8 million in total interest income in fiscal 1999 as compared to $35,000 in fiscal 1998. The book value of loans outstanding during the current year increased to $250.2 million as compared to $188.7 million in the prior fiscal year, further increasing accretion of discount income.

         (ii) An increase in $1.4 million in loan payments in excess of carrying value of which $1.2 million resulted from the June 1999 mortgage loan repayment referred to in (i).

         As a consequence of the foregoing, the Company's yield (gross commercial mortgage loan acquisition and resolution revenues, including gains resulting from refinancings, sales of loans and sales of senior lien interests in loans, divided by the book value of average loan balances) decreased to 22% in the year ended September 30, 1999 as compared to 40% in the year ended September 30, 1998.

         Costs and expenses of the Company's commercial mortgage loan acquisition and resolution operations increased $1.3 million (72%) to $3.1 million in the year ended September 30, 1999. The increase was primarily a result of hiring additional personnel, increased compensation to existing employees and legal costs relating to management of the Company's portfolio.

         As a result of the foregoing, the Company's revenues less costs and expenses from commercial mortgage loan acquisition and resolution operations decreased to $42.8 million in the year ended September 30, 1999, as compared to $54.0 million in the same period in the prior year.

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

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

         (ii) An increase of $22.6 million (298%) in gains from refinancings, sales of senior lien interests and sales of loans. This increase was primarily the result of an increase in the number of loans sold or loans in which senior lien interests were sold (from eight loans totaling $16.5 million in the year ended September 30, 1997 to 39 loans totaling $279.4 million in the year ended September 30, 1998). These sales included, during the second quarter of fiscal 1998, a sale to Resource Asset of 10 mortgage loans and senior lien interests in two other loans, resulting in proceeds of $20.1 million and a gain of $3.1 million. In addition, during fiscal 1998, the Company sold senior lien interests in three other loans to Resource Asset, resulting in proceeds of $18.0 million and a gain of $5.1 million.

         (iii) An increase of $3.4 million (132%) in fee income to $5.9 million in the year ended September 30, 1998 from $2.6 million in the year ended September 30, 1997. Fees received in the year ended September 30, 1998 consisted of the following: $830,000 for financial advisory and consultation services related to the organization and capitalization of Resource Asset; $4.1 million for services to borrowers whose loans the Company later acquired (of these fees, $840,000 was paid by a partnership whose partners are Resource Asset and Brandywine Construction and Management); and a one-time fee of $850,000 for services rendered to an existing borrower in connection with the operation, leasing and supervision of the collateral securing the Company's loan.

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

Results of Operations:  Equipment Leasing

         The following table sets forth certain information relating to the revenue recognized costs and expenses incurred in the Company's equipment leasing operations during the periods indicated:

                                                                           Years Ended September 30,
                                                                         -----------------------------
                                                                          1999        1998       1997
                                                                          ----        ----       ----
                                                                                 (in thousands)
Revenues:
   Small ticket leasing:
     Interest and fees.................................................  $33,795    $ 3,481     $1,081
     Gains on sale of leases...........................................    5,241      7,598      3,711
   Partnership management..............................................    1,749      1,693      1,713
   Lease finance placement and advisory services.......................      344        789        657
                                                                         -------    -------     ------
                                                                         $41,129    $13,561     $7,162
                                                                         =======    =======     ======
Costs and expenses:
   Small ticket leasing................................................  $10,808    $ 3,337     $2,051
   Partnership management..............................................    1,853      1,264      1,243
   Lease finance placement and advisory services.......................      495        662        528
                                                                         -------    -------     ------
                                                                         $13,156    $ 5,263     $3,822
                                                                         =======    =======     ======


Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         The Company experienced continued growth in its leasing business during fiscal 1999, originating 19,001 leases having a cost of $305.1 million, as compared to 8,832 leases having a cost of $92.6 million during the prior year. This growth was further accelerated by the JLA Credit acquisition on February 4, 1999. The results of operations of JLA Credit are included in the Company's consolidated results of operations from February 4, 1999.

         Gains on sale of leases decreased to $5.2 million in fiscal 1999 from $7.6 million in fiscal 1998, a decrease of $2.4 million (31%) because, through March 31, 1999, the Company structured a substantial part of its lease financing transactions, other than warehouse revolving lines of credit and certain financings relating to JLA Credit, to meet the criteria for treatment as sales under generally accepted accounting principles. Thus, for all such transactions completed through that date, the Company recorded gains on sales and terminations. On April 1, 1999, the Company elected to alter the structure of its future securitizations to retain leases that it securitizes as investments on its balance sheet and record the related securitization indebtedness on its balance sheet as debt for accounting purposes. The Company also modified its existing $100.0 million commercial paper conduit facility so that it would retain leases as investments and record related securitization indebtedness as debt on its balance sheet. The primary effect of the change in securitization structure and the modification of its commercial paper conduit facility is that the Company will recognize income over the lives of the lease receivables it securitizes or under its commercial paper conduit facility rather than recognize an immediate gain upon the sale of the lease receivables. The Company's cash flow, which is influenced by the advance rates and discount rates provided for by the commercial paper conduit facilities, was unaffected by these modifications.

         The Company currently has two sales facilities, one with IBM Credit and one with IBM Canada, that relate to equipment leases generated through those companies. As a result of the requirements of IBM Credit and IBM Canada, these facilities continue to be structured in a way that requires the Company to treat transactions under the facilities as sales for accounting purposes. All leases generated through IBM Credit and IBM Canada must be sold to these facilities.

         Interest and fee income totaled $33.8 million in fiscal 1999, an increase of $30.3 million (871%) over fiscal 1998, of which $22.1 million was attributable to JLA Credit and the balance to the increase in lease originations.

         During the quarter ended June 30, 1998, the Company began to retain for its own account the residual interests of leases sold. Prior to this quarter, the Company had sold its residual interests, primarily for promissory notes (aggregating $15.0 million at September 30, 1999). The Company anticipates that it will continue to retain residual interests for its own account; however, there is no established Company policy as to the retention or sale of residuals and, accordingly, the Company may determine to sell residuals in the future. The effect of retaining residuals is to reduce revenues recognized from the sale of leases at the time of sale while increasing revenues anticipated to be derived in the future from the realization of residuals. At September 30, 1999, estimated unrealized residuals approximated $31.2 million.

         Equipment leasing costs and expenses increased $7.9 million (150%) to $13.2 million in the year ended September 30, 1999, as compared to the prior year. The increase was primarily a result of the acquisition of JLA Credit ($3.1 million) and higher operating costs associated with the increase in lease originations.

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         During fiscal 1998, the Company originated 8,832 leases having a cost of $92.6 million, as compared to 3,241 leases having a cost of $34.6 million during the prior year. During that period, the Company sold leases with a book value of approximately $78.4 million in return for cash of $78.0 million and notes with a face value of $8.0 million, resulting in gains on sale of $7.6 million, as compared to fiscal 1997, in which the Company sold leases with a book value of $30.2 million in return for cash of $20.6 million and a note with a face value of $13.3 million, resulting in gains on sale of $3.7 million. Payment on the notes is subject to the level of lease delinquencies and realization of residuals on the sold leases. Revenues from equipment leasing were $13.6 million in fiscal 1998, an increase of $6.4 million (89%) from $7.2 million in fiscal 1997. The increase in revenues for year ended September 30, 1998 as compared to the prior year was attributable to (i) an increase in the gain on sales of leases of $3.9 million (105%) resulting from the increased number of leases originated and sold by the Company and (ii) an increase in interest and fee income of $2.4 million (222%) resulting from the increased volume of lease originations.

         Equipment leasing costs and expenses increased $1.4 million (38%) to $5.3 million in the year ended September 30, 1998, as compared to the prior year. The increase was primarily a result of higher operating costs associated with the increase in lease originations.

         During the quarter ended June 30, 1998, the Company began to retain for its own account the residual values of leases sold. Prior to this quarter the Company had sold its residual interests, primarily for promissory notes. These notes aggregated $14.1 million in principal amount at September 30, 1998. At September 30, 1998, unrealized residuals were $6.3 million.

Results of Operations: Energy

         On September 28, 1998 and August 31, 1999, the Company acquired the Atlas Group and Viking Resources, respectively. Results of operations for the respective years of acquisition include the operations of these companies from their respective dates of acquisition and, accordingly, are not comparable to the similar periods of the prior years.

         The following tables set forth certain information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of oil and gas sales, and production cost per equivalent unit in the Company's energy and energy finance operations during the periods:

                                                                              Years Ended September 30,
                                                                           ------------------------------
                                                                             1999       1998        1997
                                                                             ----       ----        ----
                                                                                    (in thousands)
Revenues:
   Production..........................................................    $ 11,633    $ 4,682     $3,936
   Well drilling.......................................................      32,421          -          -
   Well services.......................................................       9,430      2,052      1,672
   Gain on sales of assets.............................................       1,009          -          -
                                                                           --------    -------     ------
                                                                           $ 54,493    $ 6,734     $5,608
                                                                           ========    =======     ======

Costs and expenses:
   Exploration and production..........................................    $  5,585    $ 2,525     $1,823
   Well drilling.......................................................      26,312          -          -
   Well services.......................................................       6,580      1,136        909
                                                                           --------    -------     ------
                                                                           $ 38,477    $ 3,661     $2,732
                                                                           ========    =======     ======

                                                                              Years Ended September 30,
                                                                           ------------------------------
                                                                             1999       1998        1997
                                                                             ----       ----        ----
                                                                                    (in thousands)
Revenues:
   Gas (1).............................................................    $10,296     $3,944      $3,178
   Oil.................................................................      1,239        692         705

Production volumes:
   Gas (thousands of cubic feet ("mcf")/day)(1)........................     11,897      4,069       3,364
   Oil (barrels ("bbls")/day)..........................................        233        132          98

Average sales price:
   Gas (per mcf).......................................................    $  2.37     $ 2.66      $ 2.59
   Oil (per bbl).......................................................    $ 14.57     $14.38      $19.68

Production costs:
   As a percent of sales...............................................         43%        43%         42%
   Gas (per mcf).......................................................    $  1.04     $ 1.14      $ 1.13
   Oil (per bbl).......................................................    $  6.21     $ 6.84      $ 6.80

----------
(1) Excludes sales of residual gas and sales to landowners.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         Natural gas revenues increased $6.4 million (161%) in fiscal 1999, compared to the same period of the prior fiscal year, due to a 192% increase in production volumes partially offset by an 11% decrease in the average sales price of natural gas. Oil revenues increased $547,000 (79%) for fiscal 1999 as compared to fiscal 1998, due to a 77% increase in production volumes in fiscal 1999. Both gas and oil volumes were favorably impacted by the acquisition of the Atlas Group at the end of fiscal 1998 and Viking Resources in August 1999.

         Without the additions of the Atlas Group and Viking Resources, gas and oil revenues would have been $3.6 million and $853,000 respectively, resulting in an overall decrease of $182,000 (4%) compared to 1998. Average daily gas production volumes would have been 3,498 mcf, a 3% decrease compared to 1998. The average sales price per mcf would have decreased to $2.50. Average daily oil production would have increased 39 barrels (29%) over 1998, offset by a 5% decrease in the average sales price per barrel to $13.67.

         Well drilling revenues and expenses in fiscal 1999 represents the billing and costs associated with the completion of 145 wells for partnerships sponsored by Atlas America, which acquired the Atlas Group at the end of fiscal 1998. Well services revenues and related costs increased significantly as a result of an increase in the number of wells operated due to the acquisition of the Atlas Group and Viking Resources.

         Production costs (excluding exploration costs of $560,000) increased $3.0 million (149%) to $5.0 million in the year ended September 30, 1999, as compared to the same period in the prior year as a result of the acquisition of the interests in producing properties referred to above.

         Amortization of oil and gas property costs as a percentage of oil and gas revenues was 25% in the year ended September 30, 1999 compared to 17% in the year ended September 30, 1998. The variance from period to period was directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas.

Years Ended September 30, 1998 Compared to Year Ended September 30, 1997

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

         Production costs (excluding exploration costs of $503,000) increased $386,000 (24%) to $2.0 million in the year ended September 30, 1998, as compared to the same period in the prior year as a result of the acquisition of the interests in producing properties referred to above and well workovers.

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

Results of Operations: Other Revenues, Costs and Expenses

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         Interest and other income decreased $1.5 million (29%) to $3.6 million in the year ended September 30, 1999, as compared to the year ended September 30, 1998, as a result of the following:

         (i) The substantial decreases in the Company's uncommitted cash balances and the temporary investment of such balances during the year decreased interest income by $1.9 million in fiscal 1999 as compared to fiscal 1998.

         (ii) The reimbursement to the Company, in the third quarter of fiscal 1998, of payroll and administrative costs in the amount of $513,000 for services provided to a partnership in connection with the partnership's investment in an unrelated business (in which the Company's president is the president of the general partner). There were no similar reimbursements in fiscal 1999.

         (iii) The above increases were partially offset by the receipt of dividend income of $1.7 million from Resource Asset in fiscal 1999, as compared to $801,300 in fiscal 1998.

         General and administrative expenses increased $486,000 (11%) to $4.9 million in the year ended September 30, 1999, as compared to $4.4 million the year ended September 30, 1998, primarily as a result of the hiring of additional corporate staff and increases in the compensation of senior officers, together with an increase in occupancy costs as the Company leased additional office space to accommodate its increased staff.

         Interest expense increased $16.5 million (96%) to $33.7 million in the year ended September 30, 1999 as compared to $17.2 million in the year ended September 30, 1998, primarily reflecting an increase in borrowings as a result of the acquisition of JLA Credit ($11.6 million) and the election on April 1, 1999 by the Company to alter the structure of its future securitizations to retain leases it securitizes as investments on its balance sheet and to record the related securitization indebtedness on its balance sheet as debt.

         Provision for possible losses increased $2.7 million (140%) to $4.6 million in the year ended September 30, 1999 as compared to $1.9 million in the year ended September 30, 1998. The increase was primarily the result of increases in the provision for possible losses relating to equipment leasing (to $4.1 million). The increased provision reflects the increase in lease originations.

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

         The effective tax rate decreased to 32.5% in the year ended September 30, 1999 from 33% in the year ended September 30, 1998. The fiscal 1999 decrease resulted from an increase in the generation of depletion for tax purposes due to the Atlas acquisition and an increase in tax credits. These increases in tax benefits were partially offset by an increase in state income taxes.

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         Interest and other income increased $4.0 million (386%) to $5.0 million in the year ended September 30, 1998, as compared to the year ended September 30, 1997, as a result of: (i) the substantial increases in the Company's uncommitted cash balances and the temporary investment of such balances during the year; (ii) the reimbursement to the Company, in the third quarter of fiscal 1998, of payroll and administrative costs in the amount of $513,000 for services provided to a partnership in connection with the partnership's investment in an unrelated business (in which the Company's president is the president of the general partner); and (iii) the recognition of dividend income of $801,300 from Resource Asset in fiscal 1998, following its formation in January 1998.

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

         Interest expense increased $11.9 million (226%) to $17.2 million in the year ended September 30, 1998 as compared to $5.3 million in the year ended September 30, 1997 primarily reflecting an increase in borrowings as a result of the July 1997 issuance of the 12% Notes which were utilized to fund the growth of the Company's real estate finance and equipment leasing operations.

         Provision for possible losses increased $1.3 million (195%) to $1.9 million in the year ended September 30, 1998 as compared to $653,000 in the year ended September 30, 1997. The increase was primarily the result of increases in the provisions for possible losses relating to equipment leasing (to $1.4 million) and for possible losses relating to real estate finance (to $505,000). The increased provisions reflect the increases in both lease originations and investments in real estate loans.

         The effective tax rate increased to 33% in the year ended September 30,1998 from 27% in the year ended September 30, 1997. The fiscal 1998 increase resulted from: (i) an increase in the statutory tax rate due to an increase in the Company's pre-tax earnings; (ii) a decrease in the generation of depletion for tax purposes; (iii) a decrease in low income housing tax credits; (iv) a decrease in tax exempt interest in relationship to pre-tax income; and (v) an increase in state income taxes. The increase in effective tax rate resulted in an increased provision for taxes of $2.5 million for 1998 over the tax that would have been payable had the 1997 tax rate been in effect.

Liquidity and Capital Resources

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         During the past three fiscal years, the Company has derived its capital resources from three main sources: public and private offerings of debt and equity securities, lines of credit and purchase facilities extended by banks and other institutional lenders with respect to equipment leasiing and energy operations, and sales of senior lien interests in or borrower refinancings of commercial mortgage loans held in the Company's portfolio. The Company has employed its available capital resources primarily in the expansion of its small ticket leasing and real estate finance businesses. However, through its acquisitions of the Atlas Group and Viking Resources, the Company has significantly expanded its oil and gas operations and, as a result, may direct capital resources to oil and gas operations as other opportunities arise or as the Company's oil and gas business develops.

         The Company believes that its future growth and earnings will be materially dependent upon its ability to continue to generate capital resources from prior sources or to identify new sources. As a result of the continued depressed price of the Company's common stock, the Company anticipates that generating additional capital resources on terms similar to those available to it during fiscal 1997 and 1998 may be restricted. Accordingly, the Company's ability to generate continued growth in its real estate finance and equipment leasing operations may be restricted, which could adversely affect the Company's earnings potential.

         The following table sets forth certain information relating to the Company's sources and (uses) of cash for the years ended September 30, 1999, 1998, and 1997:

                                                                                    Years Ended September 30,
                                                                           ----------------------------------------
                                                                              1999              1998         1997
                                                                              ----              ----         ----
                                                                                           (in thousands)
Provided by (used in) operations.......................................    $  18,861         $ (2,475)     $  7,023
(Used in) investing activities.........................................     (197,398)         (84,040)      (66,071)
Provided by financing activities.......................................      143,380          106,341       124,173
Provided by (used in) discontinued operations..........................          775          (12,080)            -
                                                                           ---------         ---------     --------
(Decrease) increase in cash and cash equivalents.......................    $ (34,382)        $  7,746      $ 65,125
                                                                           ==========        ========      ========

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         The Company had $42.6 million in cash and cash equivalents on hand at September 30, 1999, as compared to $77.0 million at September 30, 1998. The Company's ratio of earnings to fixed charges was 2.2 to 1.0 in the year ended September 30, 1999 as compared to 3.6 to 1.0 in the year ended September 30, 1998.

         Cash provided by operating activities in fiscal 1999 increased $21.3 million as compared to fiscal 1998, primarily as a result of the following: decreases in gains on asset dispositions of $27.8 million offset by an increase in accretion (net of interest income) of $4.3 million.

         The Company's cash used in investing activities increased $113.4 million in the year ended September 30, 1999 as compared to the year ended September 30, 1998 as a result of the following:

         (i) In small ticket leasing, cash used increased $93.9 million primarily as a result of an increase of $212.5 million in cash used to acquire equipment for lease. The Company also used $18.2 million to acquire JLA Credit. This increase in cash used was partially offset by an increase in proceeds from the sale of assets ($27.8 million) and an increase in payments in excess of revenue recognized ($109.8 million).

         (ii) In energy, cash used increased $30.5 million as a result of the participation in the drilling of 142 wells through Atlas ($11.5 million) and cash used to acquire Viking Resources ($15.9 million).

         (iii) The investment of $12.0 million in fiscal 1998 in Resource Asset.

         (iv) In real estate finance, cash used increased $1.0 million as a result of a decrease of $247.4 million in principal payments and proceeds from the sale of loans, offset by a $245.7 decrease in investments in real estate loans and ventures.

         The Company's cash flow provided by financing activities increased $37.0 million during the year ended September 30, 1999 as compared to the year ended September 30, 1998. This increase resulted from a $141.6 million increase in the Company's net borrowings, partially offset by a decrease of $118.5 million in proceeds from issuance of stock.

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         The Company had $77.0 million in cash and cash equivalents on hand at September 30, 1998, as compared to $69.3 million at September 30, 1997. The Company's ratio of earnings to fixed charges was 3.3 to 1.0 in the year ended September 30, 1998 as compared to 3.9 to 1.0 in the year ended September 30, 1997.

         Cash provided by operating activities in fiscal 1998 decreased $9.5 million as compared to fiscal 1997, primarily as a result of the following: increases in net income and other non-cash adjustments of $16.7 million and $2.0 million, respectively; increases in gains on asset dispositions, accretion of discount and collection of interest income of $26.4 million, $2.4 million and $2.3 million respectively; increases in operating assets of $2.1 million; and decreases in operating liabilities of $4.4 million.

         The Company's cash used in investing activities increased $18.0 million in the year ended September 30, 1998 as compared to the year ended September 30, 1997. This increase resulted primarily from an increase in the amount of cash used to fund increased real estate finance and small ticket leasing activities. In real estate finance, the Company invested $337.1 million and $71.7 million in the acquisition or origination of 12 loans and 18 loans in the years ended September 30, 1998 and 1997, respectively. In addition, the Company advanced funds on existing commercial loans of $6.2 million and $1.9 million in the same respective periods. Cash proceeds received upon refinancings or sales of senior lien interests and loans amounted to $275.7 million and $34.3 million in the years ended September 30, 1998 and 1997, respectively. These proceeds reflect the sale of loans and senior lien interests in or refinancing of 30 and nine loans, respectively. In small ticket leasing, the Company invested $92.6 million and $34.6 million in the origination of 8,832 and 3,241 leases in the years ended September 30, 1998 and 1997, respectively. Cash proceeds received upon sales of leases amounted to $78.1 million and $20.6 million in the years ended September 30, 1998 and 1997, respectively.

         The Company's cash flow provided by financing activities decreased $17.8 million during the year ended September 30, 1998 as compared to the year ended September 30, 1997 since, during fiscal 1997, the Company completed both an equity and a debt offering, while in fiscal 1998 the Company completed an equity offering only.

Dividends

         In the years ended September 30, 1999, 1998 and 1997, $2.9 million, $2.3 million and $1.4 million were paid in dividends, respectively. The Company has paid regular quarterly dividends since August 1995.

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

Computer Systems and Year 2000 Issue

         The "year 2000 issue" is the result of computer programs being written using two digits, rather than four digits, to identify the year in a date field. Any computer programs using such a system, and which have date sensitive software, will not be able to distinguish between the year 2000 and the year 1900. This could result in miscalculations or an inability to process transactions, send invoices or engage in similar normal business activities, which could cause a disruption of business operations. The Company's year 2000 compliance review included assessing its information technology and non-information technology systems (collectively, the "Systems"), contacting third party vendors, customers and other suppliers regarding their year 2000 compliance, testing the Systems and remediating any problems.

         Based upon a recent assessment by the Company, the Company has year 2000 capable Systems for its real estate finance, equipment leasing and energy operations.

         In December 1998, the Company's equipment leasing subsidiary purchased a new telephone system and a building security system which were developed to be year 2000 compliant. Because all of its computer systems and software applications have been purchased from third parties, it has obtained certifications from all of its major software vendors as to the year 2000 compliance of their products. Fidelity Leasing also tested all of its servers and core operating systems. Fidelity Leasing booked leases that expire in and after the year 2000 into the system with no unresolved problems in its booking system. As a result, the Company believes that its equipment leasing servers and operating systems are year 2000 compliant.

         The Company's real estate finance and energy operations have completed an assessment of all systems that would be affected by the year 2000 issue if not modified. These operations have completed all remediation disclosed by the assessment and related testing.

         The Company has initiated formal communications with all customers, equipment vendors and other suppliers that are material to its operations. It has received written assurances from all of its significant customers and third party service providers responding to its year 2000 inquiries. The responses indicate that these third parties expect, at this time, to be compliant by the year 2000 based on their progress to date. In addition, the Company verified the year 2000 readiness of much of its specific operations equipment, software, and hardware through vendor published product bulletins. These assurances provide comfort that its third party vendors are aware of and are addressing their year 2000 issues, but they cannot guarantee the Company that they will not encounter year 2000 problems that could negatively impact the Company's business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table sets forth certain information regarding 39 of the 41 loans held in the Company's portfolio as of September 30, 1999. The presentation, for each category of information, aggregates the loans by their maturity dates for maturities occurring in each of the fiscal years 2000 through 2004 and separately aggregates the information for all maturities arising after the 2004 fiscal year. The Company does not believe that these loans are sensitive to changes in interest rates since (i) the loans are subject to forbearance or other agreements that require all of the operating cash flow from the properties underlying the loans, after debt service on senior lien interests, to be paid to the Company and thus are not currently being paid based on the stated interest rates of the loans; (ii) all senior lien interests are at fixed rates and are thus not subject to interest rate fluctuation that would affect payments to the Company; and (iii) each loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flow were to exceed the interest rate, as originally underwritten.

                                   Portfolio Loans, Aggregated by Maturity Dates,(1) For The Years Ended September 30,
                               2000           2001           2002           2003        2004       Thereafter        Totals
                            -----------    -----------    -----------    -----------    -----      ----------     -------------
Outstanding loan
 receivable balances (to
the Company's interest)     $18,838,762    $18,896,691    $41,693,266    $56,660,110     n/a      $114,434,930     $250,523,759
Carried cost of loans
 (fixed rate)                $8,338,913     $4,630,032    $25,028,508    $19,910,578     n/a       $78,011,672     $135,919,703
Average stated interest
 rate (fixed rate)               12.30%          9.54%          9.68%          8.98%     n/a            12.26%
Carried cost of loans
 (variable rate)               $790,887       $402,235     $1,390,176       $724,901     n/a        $4,784,639       $8,092,928
Average stated interest
 rate (variable rate)             9.00%          7.61%         12.65%          9.00%     n/a             7.79%
Average interest payment
 rate                               (2)            (2)            (2)            (2)     n/a               (2)
Principal balance of
 related senior lien
 interests (3)               $9,633,295     $9,579,017     $5,324,240    $55,706,265     n/a      $190,114,147     $270,356,964
Average interest rate of
 senior lien interests
 (fixed rate)                     8.43%          9.41%          9.58%          8.47%     n/a             8.00%

----------
(1) Maturity dates of related forbearance agreement or Company's interest in the loan.
(2) Pay rates are equal to the net cash flow from the underlying properties after payments on senior lien interests and, accordingly, depend upon future events not determinable as of the date hereof.
(3) Maturity dates for senior lien interests are as follows:

                Maturity Date of                   Maturity Dates of
                Company's Loans                  Senior Lien Interests               Outstanding Balance
               (Fiscal Year Ended                  (Fiscal Year Ended              of Senior Lien Interests
                 September 30)                       September 30)                  at September 30, 1999
               ------------------                ---------------------             -------------------------
                      2000                                2000                           $  7,537,295
                                                          2002                              2,096,000

                      2001                                2000                              2,000,000
                                                          2001                              5,209,000
                                                          2007                              2,370,017

                      2002                                2003                              5,324,240

                Maturity Date of                   Maturity Dates of
                Company's Loans                  Senior Lien Interests               Outstanding Balance
               (Fiscal Year Ended                  (Fiscal Year Ended              of Senior Lien Interests
                 September 30)                       September 30)                  at September 30, 1999
               ------------------                ---------------------             -------------------------
                      2003                                2003                           $ 18,913,979
                                                          2006                              2,174,982
                                                          2008                             34,620,304

                      2004                                2004                                   None

                   Thereafter                             2001                              2,010,000
                                                          2003                              3,564,140
                                                          2004                              4,434,594
                                                          2008                            142,565,162
                                                          2009                             29,797,344
                                                          2010                              5,718,911
                                                          2014                              2,023,996
                                                                                         ------------
                     Total                                                               $270,356,964
                                                                                         ============

         The following table sets forth information concerning two of the 41 loans held in the Company's portfolio at September 30, 1999 that the Company believes may be deemed to be interest rate sensitive.

      Outstanding receivable balance (to the
       Company's interest)........................       $ 58,927,231                        $39,276,234

      Carried cost of loan........................       $ 71,272,533(1)                     $36,350,392

      Stated interest rate........................            10.647%                    Federal funds rate plus 87.5
                                                                                         basis points plus 200 basis
                                                                                         points default interest

      Interest payment rate.......................    Net cash flow from property        Net cash flow from property
                                                      underlying loan                    underlying loan

      Principal balance of related senior lien
       interest....................................      $ 49,355,889                        $59,160,000

      Stated interest rate (senior lien interest).    LIBOR plus 300 basis points        LIBOR plus 250 basis points
                                                                                         (8.875% maximum rate)

      Current interest payment rate (senior lien
       interest)...................................             8.25%                             7.875%

      Maturity date (senior lien interest)........           03/30/02                           10/01/01

------------------
(1) The carried cost of this loan includes $60.0 million of senior lien indebtedness which was repaid in October 1999.

         Interest Rate Risk and Hedging. Fidelity Leasing's commercial paper conduit facilities, which are at variable rates of interest, require Fidelity Leasing to enter into interest rate swap agreements for the benefit of the purchaser of the leases. Because the cost of funding under the commercial paper conduit facility is floating and the rental stream is fixed, an interest rate swap is needed to hedge the resulting risk. Under an interest rate swap, the related special purpose entity agrees to pay a fixed rate of interest and receive payment of a floating rate from a counterparty. If short-term interest rates increase, then the fixed rate of interest the special purpose entity is paying under the swap will be less than the short-term rate it is receiving, resulting in a payment to the special purpose entity. This payment will be used to offset the higher borrowing costs under the commercial paper borrowings. If short-term rates fall, then the fixed rate of interest the special purpose entity is paying under the swap will be higher than the short-term rate it is receiving, resulting in a payment to the counterparty. Therefore, the interest rate swap has the effect of fixing the interest rate of the borrowings during the securitization period. Fidelity Leasing entered into similar interest rate swap agreements in connection with the C$15.0 million line of credit from the Bank of Montreal and the $4.5 million term loan from Commerce Bank. Fidelity Leasing intends to hold both of these swaps and the assets in these facilities for their entire lives.

         Fidelity Leasing also uses interest rate swaps from commercial paper conduit facilities to manage interest rate risk resulting from the term note securitizations. This risk arises because benchmark fixed rates of interest, including yields on treasury bonds and asset-backed bonds, are subject to normal market fluctuations. Consequently, it is possible that fixed interest rates payable on asset-backed securities may have increased since the time a lease was originated, and that the prevailing market rate, and thus the rate paid on the term note securitizations, may approach or exceed the implicit interest rate of the leases securitized. Interest rate swaps can mitigate this risk.

         An interest rate swap permits a special purpose entity to terminate a swap in connection with the transfer of leases from a commercial paper conduit facility to a term note securitization. Upon termination, the swap counterparty determines the amount due from or owed to the special purpose entity in order to terminate the swap. The amount of such payment is based on the prevailing market rates for interest rate swaps. For example, if benchmark fixed rates of interest have increased significantly since the commencement of the terminated swap, and all other relevant factors have remained constant, the counterparty would most likely be required to make a payment to the special purpose entity upon termination. This payment would, in part, offset the negative impact of securitizing the lease in a term note securitization at a time when fixed interest rates for asset-backed securities have increased when compared to benchmark fixed interest rates prevailing at the time the lease was originated. In contrast, if benchmark fixed rates of interest have decreased significantly since the commencement of the terminated swap and all other relevant factors have remained constant, the special purpose entity would most likely be required to make a payment to the counterparty upon termination. This payment by the special purpose entity would have the effect of offsetting the otherwise positive impact of securitizing the lease in a lower fixed interest rate environment.

         Interest rate hedge agreements outstanding at September 30, 1999 for Fidelity Leasing's commercial paper conduit securitizations had an aggregate notional value of approximately $248.1 million, required payments based on fixed rates ranging from 5.2% to 6.0% and had a positive estimated fair market value of approximately $1.2 million.

         Interest Rate Sensitivity. The table below provides information as of September 30, 1999 about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on LIBOR as of September 30, 1999.

                                                                   Expected Maturity Date
                               ------------------------------------------------------------------------------------------------
                                   2000           2001           2002         2003          2004      Thereafter      Total
                                   ----           ----           ----         ----          ----      ----------      -----
Liabilities:
 Fixed rate....................$114,158,100    $100,845,186   $49,933,477  $19,925,985    $6,744,338  $5,799,922   $297,407,008
 Average interest rate.........    7.08%           7.62%          7.20%        6.36%         6.41%       6.60%        7.21%
 Variable (commercial paper)...$ 44,882,938    $ 28,007,368   $21,935,810   $12,280,497   $7,832,244  $1,150,678   $116,089,535
 Average interest rate.........    6.87%           7.01%          7.01%        7.04%         6.89%       6.88%        6.95%

Interest Rate Derivatives:
 Interest rate swaps:
 Variable to fixed.............$  35,105,125  $  34,807,368  $28,462,910  $15,894,706  $10,386,428   $1,565,689   $126,222,226
 Average pay rate................   6.24%         6.33%          6.28%        6.32%         6.26%       6.64%        6.29%
 Average receive rate............   5.40%         5.51%          5.46%        5.49%         5.41%       5.78%        5.46%

                                       53

         The following table sets forth certain information regarding the Company's debt as of September 30, 1999, excluding debt relating to the Company's equipment leasing operations discussed above.. For further information regarding the Company's 12% Notes and credit facilities, see Item 1 "Business-Sources of Funds." The Company's interest-bearing assets are discussed above in this item.

                                                                    Maturity Date
                                                          For the Year Ended September 30,
                    --------------------------------------------------------------------------------------------------------------
                         2000            2001           2002            2003               2004         Thereafter         Total
                         ----            ----           ----            ----               ----         ----------         -----
Fixed rate                -               -               -               -            $101,400,000          -          $101,400,000

Average interest
rate                      -               -               -               -             12.00%               -               -

Variable rate          $10,332,000     $20,833,000        -           $40,810,000            -               -          $ 71,975,000

Average interest
rate                         9.00%           8.28%        -                 7.87%            -               -               -

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

Stockholders and Board of Directors RESOURCE AMERICA, INC.

         We have audited the accompanying consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

         We have also audited Schedule IV as of September 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP




Cleveland, Ohio
December 3, 1999

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998
                        (in thousands, except share data)


                                                                                    1999           1998
                                                                                ----------     -----------
         ASSETS
Cash and cash equivalents....................................................   $   42,643     $    77,025
Accounts and notes receivable and other prepaid expenses.....................       18,977           9,328
Investments in real estate loans (less allowance for
   possible losses of $1,405 and $1,191).....................................      250,231         202,050
Investments in real estate ventures..........................................       18,159           1,781
Investments in leases and notes receivable (less allowance for
   possible losses of  $10,017 and $1,602)...................................      401,461          24,977
Investment in Resource Asset Investment Trust................................        9,300          11,912
Property and equipment:
   Oil and gas properties and equipment (successful efforts).................       78,923          44,516
   Gas gathering and transmission facilities.................................       18,061           6,751
   Other.....................................................................       12,198           9,072
                                                                                ----------     -----------
                                                                                   109,182          60,339
   Less - accumulated depreciation, depletion and amortization...............      (21,213)        (16,915)
                                                                                -----------    ------------
         Net property and equipment..........................................       87,969          43,424
Deferred income taxes........................................................            -             817
Other assets (less accumulated amortization of $6,058 and $3,112)............       72,647          53,038
                                                                                ----------     -----------
                                                                                $  901,387     $   424,352
                                                                                ==========     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
   Warehouse debt............................................................   $   15,291     $     5,166
   Non recourse debt.........................................................      439,943          31,975
   Senior debt...............................................................      101,400         104,400
   Other debt ...............................................................       21,188           3,905
                                                                                ----------     -----------
         Total debt..........................................................      577,822         145,446
Other liabilities:
   Accounts payable..........................................................       16,751          12,108
   Accrued liabilities.......................................................       27,395          24,078
   Estimated income taxes....................................................        2,563           6,242
   Deferred income taxes.....................................................       13,069               -
                                                                                ----------     -----------
         Total liabilities...................................................      637,600         187,874

Commitments and contingencies................................................            -               -

Stockholders' equity
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ...........            -               -
   Common stock, $.01 par value: 49,000,000 authorized shares................          244             230
   Accumulated other comprehensive income....................................       (1,764)            (43)
   Additional paid-in capital................................................      221,084         208,588
   Less treasury stock, at cost..............................................      (17,002)        (17,890)
   Less loan receivable from Employee Stock Ownership Plan ..................       (1,488)         (1,591)
   Retained earnings.........................................................       62,713          47,184
                                                                                ----------     -----------
         Total stockholders' equity..........................................      263,787         236,478
                                                                                ----------     -----------
                                                                                $  901,387     $   424,352
                                                                                ==========     ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                                   1999           1998           1997
                                                                                   ----           ----           ----
                                                                                  (in thousands, except per share data)
REVENUES
Real estate finance........................................................     $   45,907     $    55,834    $    19,144
Equipment leasing..........................................................         41,129          13,561          7,162
Energy.....................................................................         54,493           6,734          5,608
Interest and other.........................................................          3,560           5,013          1,031
                                                                                ----------     -----------    -----------
                                                                                   145,089          81,142         32,945

COSTS AND EXPENSES
Real estate finance........................................................          3,102           1,801          1,069
Equipment leasing..........................................................         13,156           5,263          3,822
Energy.....................................................................         38,477           3,661          2,732
General and administrative.................................................          4,859           4,373          2,851
Depreciation, depletion and amortization...................................          7,643           1,918          1,614
Interest...................................................................         33,696          17,216          5,273
Provision for possible losses..............................................          4,617           1,927            653
                                                                                ----------     -----------    -----------
                                                                                   105,550          36,159         18,014
                                                                                ----------     -----------    -----------

Income from continuing operations before income taxes,
   extraordinary item and cumulative effect of a change in
   accounting principle....................................................         39,539          44,983         14,931
Provision for income taxes.................................................         12,847          14,811          3,980
                                                                                ----------     -----------    -----------
Income from continuing operations before extraordinary item
   and cumulative effect of a change in accounting principle...............         26,692          30,172         10,951
Discontinued operations:
   Loss from operations of subsidiary, net of taxes of $2,190 and $1,443...         (7,687)         (2,800)             -
   Loss on disposal of subsidiary, net of taxes of $148....................           (275)              -              -
                                                                                -----------    -----------    -----------
                                                                                    18,730          27,372         10,951

Extraordinary item, net of taxes of $142 and $112..........................            299             239              -
Cumulative effect of change in accounting principle, net of taxes of $271..           (569)              -              -
                                                                                -----------    -----------    -----------

Net income.................................................................     $   18,460     $    27,611    $    10,951
                                                                                ==========     ===========    ===========

Net income per common share - basic:
   From continuing operations..............................................     $     1.21     $      1.81    $      1.05
   Discontinued operations.................................................           (.36)           (.17)             -
   Extraordinary item......................................................            .01             .01              -
   Cumulative effect of a change in accounting principle...................           (.03)              -              -
                                                                                -----------    -----------    -----------

Net income per common share - basic........................................     $      .83     $      1.65    $      1.05
                                                                                ==========     ===========    ===========

Weighted average common shares outstanding.................................         22,108          16,703         10,434
                                                                                ==========     ===========    ===========

Net income per common share - diluted:
   From continuing operations..............................................     $     1.17     $      1.75    $       .84
   Discontinued operations.................................................           (.35)           (.16)             -
   Extraordinary item......................................................            .01             .01              -
   Cumulative effect of a change in accounting principle...................           (.02)              -              -
                                                                                -----------    -----------    -----------

   Net income per common share - diluted...................................     $      .81     $      1.60    $       .84
                                                                                ==========     ===========    ===========

Weighted average common shares.............................................         22,803          17,268         13,074
                                                                                ==========     ===========    ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (in thousands)

                                                                                   1999           1998           1997
                                                                                   ----           ----           ----
Net income.................................................................     $   18,460     $    27,611    $    10,951

Other comprehensive income:
   Unrealized loss on investment, net of taxes of $888 and $22.............         (1,724)            (43)             -
   Foreign currency translation adjustment.................................              3               -              -
                                                                                ----------     -----------    -----------
                                                                                    (1,721)            (43)             -
                                                                                -----------    ------------   -----------

Comprehensive income.......................................................     $   16,739     $    27,568    $    10,951
                                                                                ==========     ===========    ===========



           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED SEPTEMBER 30, 1997, 1998, AND
                     1998 (in thousands, except share data)

                                                                         Accumulated
                                                  Common stock              Other         Additional          Treasury Stock
                                           ----------------------------  Comprehensive      Paid-In     ----------------------------
                                               Shares        Amount         Income          Capital         Shares        Amount
                                           -----------------------------------------------------------------------------------------
Balance, September 30, 1996...............      2,047,209   $      20      $       -      $    21,761       (152,448)   $   (2,699)
Treasury shares issued....................                                                        (34)        23,023           483
Issuance of common stock..................      3,363,436          34                          35,060
Treasury shares acquired..................                                                                  (579,623)      (11,448)
Cash dividends ($.13 per share)...........
Repayment of ESOP loan....................
Net income................................
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997...............      5,410,645   $      54      $       -      $    56,787       (709,048)   $  (13,664)
Treasury shares issued....................                                                        129          9,897           209
Issuance of common stock..................      4,105,541          41                         151,267
Treasury shares acquired..................                                                                  (410,000)       (4,435)
Net unrealized loss on investment.........                                       (43)
3-for-1 stock split effected in the form of
  a 200% stock dividend...................     13,452,922         135
Loan to ESOP..............................
Tax benefit of stock option plan..........                                                        405
Cash dividends ($.13 per share)...........
Repayment of ESOP loan....................
Net income................................
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998...............     22,969,108   $     230      $     (43)     $   208,588     (1,109,151)   $  (17,890)
Treasury shares issued....................                                                       (498)        47,719         1,001
Issuance of common stock..................      1,416,171          14                          12,994
Treasury shares acquired..................                                                                   (10,000)         (113)
Other comprehensive income:
   Net unrealized loss on investment......                                    (1,724)
   Foreign currency translation
   adjustments............................                                         3
Cash dividends ($.13 per share)...........
Repayment of ESOP Loan....................
Net income................................
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999...............     24,385,279   $     244      $  (1,764)      $ 221,084      (1,071,432)   $  (17,002)
                                               ==========   =========      ==========      =========      ===========   ===========

[RESTUB]


                                                ESOP                        Totals
                                                Loan        Retained     Stockholders'
                                             Receivable     Earnings        Equity
                                           --------------------------------------------
Balance, September 30, 1996...............    $    (417)    $   12,458    $    31,123
Treasury shares issued....................                                        449
Issuance of common stock..................                                     35,094
Treasury shares acquired..................                                    (11,448)
Cash dividends ($.13 per share)...........                      (1,404)        (1,404)
Repayment of ESOP loan....................           64                            64
Net income................................                      10,951         10,951
---------------------------------------------------------------------------------------
Balance, September 30, 1997...............    $    (353)    $   22,005    $    64,829
Treasury shares issued....................                                        338
Issuance of common stock..................                                    151,308
Treasury shares acquired..................                                     (4,435)
Net unrealized loss on investment.........                                        (43)
3-for-1 stock split effected in the form of
  a 200% stock dividend...................                        (135)             -
Loan to ESOP..............................       (1,302)                       (1,302)
Tax benefit of stock option plan..........                                        405
Cash dividends ($.13 per share)...........                      (2,297)        (2,297)
Repayment of ESOP loan....................           64                            64
Net income................................                      27,611         27,611
---------------------------------------------------------------------------------------
Balance, September 30, 1998...............    $  (1,591)    $   47,184    $   236,478
Treasury shares issued....................                                        503
Issuance of common stock..................                                     13,008
Treasury shares acquired..................                                       (113)
Other comprehensive income:
   Net unrealized loss on investment......                                     (1,724)
   Foreign currency translation
   adjustments............................                                          3
Cash dividends ($.13 per share)...........                      (2,931)        (2,931)
Repayment of ESOP Loan....................          103                           103
Net income................................                      18,460         18,460
---------------------------------------------------------------------------------------
Balance, September 30, 1999...............    $  (1,488)    $   62,713    $   263,787
                                              ==========    ==========    ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                                  1999          1998          1997
                                                                                  ----          ----          ----
                                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................................  $    18,460     $    27,611    $    10,951
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation, depletion and amortization................................        7,643           1,918          1,614
   Amortization of discount on senior notes and deferred finance costs.....        1,393           1,045            657
   Amortization of initial direct costs....................................        1,077               -              -
   Provision for possible losses...........................................        4,617           1,927            653
   Loss from operations of discontinued subsidiary.........................        7,687           2,800              -
   Loss from disposal of discontinued subsidiary...........................          275               -              -
   Deferred income taxes...................................................         (639)         (4,317)        (2,206)
   Accretion of discount...................................................      (18,965)         (6,520)        (4,124)
   Collection of interest..................................................       13,369           5,229          2,932
   Extraordinary gain on debt extinguishment...............................         (299)           (239)             -
   Cumulative effect of change in accounting principle.....................          569               -              -
   Gain on asset dispositions..............................................       (9,969)        (37,809)       (11,375)
   Property impairments and abandonments...................................           (6)            260             38
Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable and other assets.............       (3,687)          1,107         (1,038)
   (Decrease) increase in accounts payable and other liabilities...........       (2,664)          4,513          8,921
                                                                             ------------    -----------    -----------
Net cash provided by (used in) operating activities of continuing operations      18,861          (2,475)         7,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (paid) acquired in business acquisitions..........................      (34,204)         10,058         (1,226)
Proceeds from sale of subsidiary...........................................        4,017               -              -
Cost of equipment acquired for lease.......................................     (305,060)        (92,648)       (34,567)
Capital expenditures.......................................................      (14,376)         (3,129)        (1,791)
Principal payments on notes receivable.....................................       28,422          76,988          9,031
Proceeds from sale of assets...............................................      106,105         275,698         34,264
Decrease (increase) in other assets........................................        1,858         (13,279)        (3,319)
Investments in real estate loans and ventures..............................      (97,594)       (343,270)       (69,857)
Increase in other liabilities..............................................          160           2,026              -
Payments received in excess of revenue recognized on leases................      113,274           3,516          1,394
                                                                             -----------     -----------    -----------
Net cash used in investing activities of continuing operations.............     (197,398)        (84,040)       (66,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings.................................................................      244,578          16,147        129,320
Principal payments on borrowings...........................................     (153,331)        (31,630)       (22,148)
Net change in warehouse borrowings.........................................       15,291          10,165              -
Securitization borrowings..................................................      124,107               -              -
Payments on securitization borrowings......................................      (83,766)              -              -
Dividends paid.............................................................       (2,931)         (2,297)        (1,404)
Purchase of treasury stock.................................................         (113)         (4,435)             -
Repayment of ESOP loan.....................................................           41               -              -
Increase in other assets...................................................       (1,571)         (1,220)        (5,376)
Proceeds from issuance of stock............................................        1,075         119,611         23,781
                                                                             -----------     -----------    -----------
Net cash provided by financing activities of continuing operations.........      143,380         106,341        124,173
                                                                             -----------     -----------    -----------
Net cash provided by (used in) discontinued operations.....................          775         (12,080)             -
                                                                             -----------     ------------   -----------
(Decrease) increase in cash and cash equivalents...........................      (34,382)          7,746         65,125
Cash and cash equivalents at beginning of year.............................       77,025          69,279          4,154
                                                                             -----------     -----------    -----------
Cash and cash equivalents at end of year...................................  $    42,643     $    77,025    $    69,279
                                                                             ===========     ===========    ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

         Resource America, Inc. (the "Company") is engaged in three lines of business: (1) real estate finance through its subsidiary Resource Properties, Inc. ("RPI") and its subsidiaries; (2) equipment leasing through its subsidiary, Resource Leasing, Inc. ("RLI") and its subsidiary Fidelity Leasing, Inc. ("Fidelity Leasing") and its subsidiaries; and (3) energy operations, including natural gas and oil production through its subsidiaries Atlas America, Inc. ("Atlas"), Resource Energy, Inc.; Viking Resources Corporation ("Viking Resources"), and their subsidiaries.

         The markets for the Company's business lines are as follows: in real estate finance, the Company obtains commercial mortgage loans on properties located throughout the United States from various financial institutions and other organizations; in equipment leasing, the Company markets its equipment leasing products throughout North America through equipment manufacturers, distributors and other vendors; and in energy, gas is sold to a number of customers such as gas brokers and local utilities and oil is sold at the well site to regional oil refining companies in the Appalachian basin.

         The Company's ability to acquire commercial mortgage loans and to fund equipment lease transactions will be dependent on the continued availability of funds. The availability of third-party financing for each of these businesses will be dependent upon a number of factors over which the Company has limited or no control, including conditions in the capital markets (both generally and as they pertain to the Company), the size and liquidity of the market for the types of real estate loans or equipment leases in the Company's portfolio and the respective financial performance of the Company's loans and equipment leases.

         The Company's ability to acquire commercial mortgage loans will be further dependent on the availability of such loans on terms acceptable to the Company. Such availability will be dependent upon a number of factors over which the Company has no control, including economic conditions, interest rates, the market for and value of properties securing loans which the Company may seek to acquire, and the willingness of financial institutions to dispose of troubled or under-performing loans in their portfolios.

         Mortgage loans and equipment leases are subject to the risk of default in payment by borrowers and lessees. Mortgage loans are further subject to the risk that declines in real estate values could result in the Company being unable to realize anticipated values.

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

Reclassifications

         As more fully described in Note 12, on February 4, 1999 Fidelity Leasing acquired JLA Credit Corporation ("JLA"). In connection with the acquisition of JLA, the Company obtained an asset backed commercial paper borrowing facility ("ABS") to repay JLA bank debt and an additional ABS facility to fund leases originated by JLA. The sale of leases by JLA to its special purpose subsidiaries for securitization purposes are accounted for as securitized financings and, accordingly, the leases are retained on JLA's balance sheet as investments and the funds received on the securitizations are shown as debt. In addition on April 1, 1999, the Company elected to alter the structure of its future securitizations to be consistent with JLA and to retain leases that it securitizes as investments on its balance sheet and the funds received on the related securitizations as debt. As a result of the magnitude of the above, the composition of the Company's consolidated balance sheet has changed significantly. The Company believes that, consistent with the presentation of other specialty finance companies, it is more appropriate to present its consolidated balance sheet on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

         The consolidated balance sheet at September 30, 1998 has been reclassified to conform with this new presentation. Certain other reclassifications have also been made to the fiscal years 1998 and 1997 consolidated financial statements to conform with the fiscal 1999 presentation.

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

Residual Values

         Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or disposition of the leased equipment of Fidelity Leasing, the Company's small ticket equipmentleasing subsidiary. Because of the relatively short time since Fidelity Leasing's inception, its experience with regard to the realization of residuals is limited. Accordingly, the estimates of residual values are to a substantial degree based upon available industry data and senior management's prior experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment's fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Generally accepted accounting principles do not permit upward adjustments to residual values.

Allowance for Possible Losses

         The Company maintains an allowance for possible losses for its equipment leasing and commercial real estate operations. In connection with payments due under leases held in the Company's portfolio, its retained interest in leases securitized or sold and its recourse obligation for non-performing leases sold, management's estimate of the allowance for uncollectable lease contracts, is based on factors which include the Company's historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and lease portfolio (including leases under the Company's management) characteristics. The Company's policy is to charge off to the allowance those leases which are in default and for which management has determined the probability of collection to be remote. Recoveries on leases previously charged off are restored to the allowance.

         In establishing its allowance for possible losses, the Company's commercial real estate operation considers the historic performance of the Company's loan portfolio, characteristics of the loans in the portfolio and the properties underlying those loans, experience regarding losses in similar loans, payment history on specific loans as well as general economic conditions in the United States, in the borrower's geographic area or in the borrower's (or its tenant's) specific industry.

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

Equity Securities

         The Company has classified its investment in Resource Asset Investment Trust ("Resource Asset"), a real estate investment trust sponsored by the Company, as available-for-sale. As such, it is carried at market value and the unrealized gain or loss is reported net of tax as a separate component of stockholders' equity.

Comprehensive Income

         Statement of Financial Accounting Standards No. 130 ("SFAS 130") requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income" and for the Company include changes in the fair value of marketable securities and foreign currency translation adjustments.

Operating Segments

         Statement of Financial Accounting Standards No. 131 ("SFAS 131") requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance. This requirement is effective for the fiscal year ended September 30, 1999 (see Note
17).

New Accounting Standard

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging." SFAS 133 will require the Company to recognize all derivatives as either assets or liabilities in its consolidated balance sheet and to measure those instruments at fair value. The Company is required to adopt SFAS 133 effective October 1, 2000. The effect of adopting SFAS 133 on the Company's consolidated financial position, results of operations and cash flows will be dependent on the extent of future hedging activities and fluctuations in interest rates.

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

         Unproved and proved properties are assessed periodically to determine whether there has been a decline in value and, if such decline is indicated, a loss is recognized. The Company compares the carrying value of its proved developed oil and gas producing properties to the estimated future cash flow, net of applicable income taxes, from such properties in order to determine whether their carrying values should be reduced. No adjustment was necessary during any of the fiscal years in the three year period ended September 30, 1999.

         On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Company evaluates the estimated salvage value of equipment recoverable upon abandonment. At both September 30, 1999 and 1998 the Company's evaluation of equipment salvage values was greater than or equal to the estimated costs of future dismantlement, restoration, reclamation, and abandonment.

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

Other Assets

         Included in other assets are intangible assets that consist primarily of contracts acquired through acquisitions recorded at fair value on their acquisition dates, the excess of the acquisition cost over the fair value of the net assets of a business acquired (goodwill) and deferred financing costs. The contracts acquired are being amortized on a declining balance method, except for the syndication network which is being amortized on a straight-line basis, over their respective estimated lives, ranging from five to 30 years, goodwill is being amortized on a straight-line basis over periods ranging from 15 to 30 years, deferred financing costs are being amortized over the terms of the related loans (two to seven years) and other costs are being amortized over varying periods of up to five years.

         Other assets at September 30, 1999 and 1998 were:

                                                                                   1999            1998
                                                                                   ----            ----
                                                                                      (in thousands)
         Contracts acquired (including syndication network)..................     $18,636        $11,383
         Goodwill............................................................      43,255         27,581
         Deferred financing costs............................................       5,842          4,312
         Net assets of discontinued operations...............................       2,394              -
         Net assets held for disposition.....................................         850          6,760
         Other...............................................................       1,670          3,002
                                                                                  -------        -------
                                                                                  $72,647        $53,038
                                                                                  =======        =======

         Assets held for disposition at September 30, 1999 consists of a building acquired in the Viking Resource's acquisition. Assets held for disposition at September 30, 1998, consist of the assets held by a subsidiary of The Atlas Group Inc. ("AGI") at the date of its acquisition by the Company. The Company acquired AGI with the intent of disposing of the subsidiary, and accordingly, valued these assets at their estimated realizable value at the date of acquisition.

Fair Value of Financial Instruments

         The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

         For investments in real estate loans, because each loan is a unique transaction involving a discrete property it is impractical to determine their fair values. However, the Company believes the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

         The following table provides information of other financial instruments:


                                                                                Carrying         Estimated
                                                                                 Amount          Fair Value
                                                                                --------         ----------
                                                                                        (in thousands)
         Warehouse debt......................................................     $  15,291        $  15,291
         Securitized term facilities.........................................       219,979          216,716
         CP conduit facilities...............................................        93,213           92,013
         Real estate finance.................................................        81,776           81,776
         Energy..............................................................        44,975           44,975
         Senior debt.........................................................       101,400           85,176
         Other debt..........................................................        21,188           21,188
                                                                                  ---------        ---------
                                                                                  $ 577,822        $ 557,135
                                                                                  =========        =========

Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash. The Company places its temporary excess cash investments in high quality short-term money market instruments, principally at Jefferson Bank (see Note 3), and other high quality financial institutions. The amounts of these instruments are in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance. At September 30, 1999, the Company had $10.0 million in deposits at Jefferson Bank, of which $9.1 million is over the FDIC insurance limit. In addition, the Company had deposits of $33.3 million at 14 unaffiliated banks, of which $31.3 million are over the FDIC insurance limit. In addition, the Company had cash equivalents of $1.8 million at two brokerage firms which are uninsured. No losses have been experienced on such investments.

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

         Gains on the sale of a senior lien interest in a commercial mortgage loan are recognized based on an allocation of the Company's cost basis between the portion of the loan sold and the portion retained based upon the fair value of those respective portions on the date of sale. Gains on the financing of a commercial mortgage loan only arise when the financing proceeds exceed the cost of the mortgage loan financed. Any gain recognized on a sale of a senior lien interest or a refinancing is credited to income at the time of such sale or refinancing.

         Prior to January 1, 1999, most of the Company's transactions involving the sale of senior lien interests of its commercial mortgage loans were structured to meet the criteria for sale under generally accepted accounting principles. Effective January 1, 1999, the Company made a strategic decision to structure future transactions so as to retain the entire commercial mortgage loans originated on its balance sheet rather than selling senior lien interest in such loans. Thus, for most of its transactions, as described above, that were completed prior to such date, the Company recorded a gain on sale. The cash flows available to the Company, which are generally based on the appraised value and the cash flows of the property underlying the Company's commercial mortgage loans, are unaffected by these modifications. The primary effect of this change in structure is a shift from the recognition of an immediate gain on the sale of a senior lien interest in a commercial mortgage loan receivable to the retention of the full investment in the loan on the Company's books, the recognition of interest income on that full value over the life of the loan and the recording of debt for the proceeds from the senior lien interest and the recognition of interest expense on that debt.

Equipment Leasing

         Direct Financing Leases. The Company's lease transactions are classified as direct financing leases (as distinguished from sales-type or operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain and it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the customer at the end of the lease term; (ii) the lease contains a bargain purchase option: (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment: or (iv) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at inception of the lease. The Company's investments in leases consists of the sum of the total future minimum lease payments receivable, and the estimated unguaranteed residual value of leased equipment, less unearned lease income. Unearned lease income, which is recognized as revenue over the term of the lease by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Company discontinues the recognition of revenue for leases for which payments are more than 180 days past due. Initial direct costs incurred in consummating a lease are capitalized as part of the investments in leases and amortized over the lease term as a reduction in the yield.

         Securitization of Leases. The Company sells a large percentage of the leases it originates through securitization transactions and other structured finance techniques. In a securitization transaction, the Company sells and transfers a pool of leases to a bankruptcy remote entity (an "Intermediate Purchaser"). Typically, the Intermediate Purchaser in turn simultaneously transfers its interest in the leases to one or more investors in return for cash equal to a percentage of the aggregate present value of the finance lease receivables being sold. The Intermediate Purchaser typically retains a residual interest in the pool of leases transferred to investors consisting of the excess of collections on the leases and related equipment over the amount of collections required by investors to recover the consideration paid for the transfer plus an agreed upon rate of interest. The consideration received by the Company for each pool of leases sold consists of the cash received by the Intermediate Purchaser from the financial institution plus an interest-bearing note from the Intermediate Purchaser.

         Through March 1998, the Company's lease sales included residual values. In June 1998, the Company established a new Commercial Paper ("CP") conduit facility under which it began retaining the residual interests in the securitized leases on its balance sheet for financial reporting purposes. Currently, repayment of notes received by the Company from Intermediate Purchasers in earlier sales depends, to a significant extent, on realization of residuals. The Company anticipates that residuals will principally involve the original end-users; however, equipment not sold or re-leased to end-users will be disposed in the secondary market. While residual realization is generally higher with original end-users than in the secondary market, the secondary market (essentially, networks of distributors and dealers in various equipment categories) is well developed in the product categories the Company currently pursues and transactions in these product categories have historically resulted in residual recoveries, on average, equal to the book value of the equipment. Equipment reacquired by the Company prior to lease termination (through lease default or otherwise) will be sold in the secondary market.

         Gains on the sales of equipment leases for securitizations accounted for as sales are recorded at the date of sale in the amount by which the sales price exceeds the carrying value of the underlying lease interests sold. Subsequent to a sale, the Company has no remaining interest in the pool of the leases or equipment except for residuals retained on post-March 1998 sales and security interests retained in the lease pool sold when a note is received as part of the sale proceeds. Under certain circumstances, the Company may have recourse obligations to replace non-performing leases in the pool.

Energy Operations

         The Company conducts certain energy activities through, and a portion of its revenues are attributable to, limited partnerships ("Partnerships"). The Company serves as general partner of the Partnerships and assumes customary rights and obligations for the Partnerships. As the general partner, the Company is liable for Partnership liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Partnerships. These Partnerships raise money from investors to drill oil and gas wells. The Company retains a general partner interest and/or an overriding royalty in the producing wells. The income from the Company's general partner interest is recorded when the natural gas and oil are produced by the limited partnership. The Company also contracts to drill the oil and gas wells owned by the limited partnerships. The income from these drilling contracts is recorded upon substantial completion of the well.

         The Company is entitled to receive management fees and to share in the Partnerships' revenue and costs and expenses according to the respective Partnership agreements. Such fees are recognized as income and are included in energy services.

         The Company sells interests in oil and gas wells and retains therefrom a working interest and/or overriding royalty in the producing wells. The income from the working interests is recorded when the natural gas and oil are produced.

Cash Flow Statements

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                                    Years Ended September 30,
                                                                             --------------------------------------
                                                                                 1999         1998         1997
                                                                             -----------  -----------   -----------
                                                                                         (in thousands)
         Cash paid during the year for:
           Interest........................................................  $    31,286  $    17,677   $     2,727
           Income taxes....................................................       11,334       12,762         2,094

         Non-cash activities include the following:
         Equity method investment in real estate venture received in
           exchange for note receivable....................................       16,331            -             -
         Notes received in exchange for:
           Sales of leases.................................................            -        9,277        13,275
           Sales of residential mortgage loans.............................            -        7,794             -
           Debt assumed upon acquisition of real estate loan...............            -            -         2,381
           Receipt of note in satisfaction of a real estate sale...........            -            -         3,500
           Note payable issued in acquisition(s)...........................      142,997            -           925
         Stock issued in acquisition(s)....................................       12,437       32,034           315

         Details of acquisitions:
           Fair value of assets acquired...................................  $   363,755  $    74,635   $     2,466
           Debt issued.....................................................     (142,997)           -          (925)
           Stock issued....................................................      (12,437)     (29,534)         (315)
           Liabilities assumed.............................................     (167,444)     (45,968)            -
           Amounts due seller..............................................       (6,673)      (9,191)            -
                                                                             ------------ ------------  -----------
         Net cash paid (acquired)..........................................  $    34,204  $   (10,058)  $     1,226
                                                                             ===========  ============  ===========

         Disposal of business:
         Net liabilities assumed by buyer..................................  $     4,938  $         -   $         -
                                                                             ===========  ===========   ===========

                                       67

Income Taxes

         The Company records deferred tax assets and liabilities, as appropriate, to account for, at currently enacted tax rates, the estimated future tax effects attributable to temporary differences between the financial statement and tax bases of assets and liabilities and operating loss carryforwards. The deferred tax provision or benefit each year represents the net change during that year in the deferred tax asset and liability balances.

Earnings Per Share

         Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share - diluted are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive potential common shares issuable during the period. Dilutive potential common shares consist of the excess of common shares issuable under the terms of various stock option and warrant agreements over the number of such shares that could have been reacquired (at the weighted average price of the Company's common stock during the period) with the proceeds received from the exercise of the options and warrants.

         The computations of basic and diluted earnings per share for each year were as follows:

                                                                                  Years Ended September 30,
                                                                         ------------------------------------------
                                                                             1999          1998             1997
                                                                         -----------    -----------     -----------
                                                                                       (in thousands)
     Income from continuing operations before
       extraordinary item and cumulative effect of a
       change in accounting principle..................................  $    26,692    $    30,172     $    10,951
     Loss from discontinued operations.................................       (7,962)        (2,800)              -
     Extraordinary gain on early extinguishment of debt................          299            239               -
     Cumulative effect of a change in accounting principle.............         (569)             -               -
                                                                         ------------   -----------     -----------

     Net income........................................................  $    18,460    $    27,611     $    10,951
                                                                         ===========    ===========     ===========

     Basic average shares of common stock outstanding..................       22,108         16,703          10,434
     Dilutive effective of stock option and award plans................          695            565           2,640
                                                                         -----------    -----------     -----------

     Dilutive average shares of common stockholders....................       22,803         17,268          13,074
                                                                         ===========    ===========     ===========

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities, primarily a property management firm, a bank, Resource Asset and a law firm. As particular opportunities have arisen, the Company has purchased commercial mortgage loans from lenders, or involving borrowers which are affiliated with officers of the Company. In two instances (excluding sales to Resource Asset) the Company has sold senior or junior lien interests in commercial loans to purchasers affiliated with officers of the Company. At September 30, 1999, loans held with respect to related borrowers or acquired from related lenders constitute 25.8% ($65.0 million), by book value, of the Company's commercial loan portfolio, while the participation interests sold to related purchasers constituted 0.5% ($1.9 million) of all participation interests with respect to the Company's commercial loan portfolio. Transactions with affiliates must be approved by the Company's entire Board of Directors including a majority of the outside directors. In addition, acquisitions of commercial mortgage loans must be approved by the Investment Committee of the Board of Directors (which consists of three outside directors). A more detailed description of these relationships and transactions is set forth below.

         Relationship with Brandywine Construction & Management, Inc. ("BCMI"). The properties underlying 26 of the Company's commercial mortgage loans and investments in real estate ventures are managed by BCMI, a firm in which the Chairman of the Company is the Chairman of the Board of Directors and a minority stockholder (approximately 8%). The Company has advanced funds to certain borrowers for improvements on their properties, which have been performed by BCMI. The President of BCMI (or an entity affiliated with him) has also acted as the general partner, president or trustee of eight of the borrowers; an entity affiliated with him is the general partner of the sole limited partner of an ninth borrower. In addition, BCMI owns an 11% limited partnership interest in another borrower.

         Relationship with Jefferson Bank. The Company maintains a normal banking and borrowing relationship with Jefferson Bank, a subsidiary of JeffBanks, Inc. The Company anticipates that it may effect other borrowings in the future from Jefferson Bank. The Chairman of the Company and his spouse are officers and directors of JeffBanks, Inc. (and his spouse is Chairman and Chief Executive Officer of Jefferson Banks and JeffBanks, Inc.), and are principal stockholders thereof. The President of the Company is a director of Jefferson Bank. Jefferson Bank is also a tenant at one property which secures a loan held by the Company and subleases space at one such property to Resource Asset.

         Relationship with Resource Asset. The Company sponsored the formation and the January 1998 initial public offering of common shares of beneficial interest of Resource Asset. The Company acquired 15% of Resource Asset's outstanding shares in the initial offering for an investment of approximately $7.0 million. In June 1998, the Company acquired additional common shares in a secondary offering for $5.0 million, and currently holds approximately 14% of Resource Asset's outstanding common shares. The spouse of the Chairman of the Company is Chairman and Chief Executive Officer of Resource Asset. The Company has the right to nominate one person for election to the Board of Trustees until such time as its ownership of Resource Asset's outstanding common shares is less than 5%. A Senior Vice President of the Company, who is also the son of the Chairman of the Company and the brother of its President, currently serves as the Company's nominee and an officer of Resource Asset.

         In connection with Resource Asset's initial offering, the Company sold ten loans and senior lien interests in two other loans to Resource Asset at an aggregate purchase price of $20.1 million (including $2.1 million attributable to senior lien interests acquired by the Company in connection with the sales to Resource Asset). One of the loans and one of the senior lien interests were originated for Resource Asset and sold to it by the Company at cost. The Company realized a total gain on the sale of the loans and senior lien interests of $3.1 million during the fiscal year ended September 30, 1998.

         The Company has engaged in the following transactions with Resource Asset subsequent to the sale of the initial investments:

         Fiscal year ended September 30, 1999
         o In June 1999, the Company acquired a first mortgage loan at face value from Resource Asset for $2.5 million. The loan is secured by property in which the Company has held a subordinate interest since 1991.

         o In December 1998, the Company sold a senior lien interest in a loan at a purchase price of $4.0 million and recognized a gain of $2.0 million.

         o In December 1998, the Company purchased a junior lien interest in a loan held by Resource Asset in the amount of $4.0 million. The junior lien interest was repaid in June 1999 for $4.1 million and the Company realized a gain of $135,000.

         o The Company and Resource Asset jointly acquired a loan at a purchase price of $77.0 million of which $10.0 million was contributed by Resource Asset.

         o A senior lien interest sold by the Company to Resource Asset in fiscal 1998 was repaid in August 1999.

         Fiscal year ended September 30, 1998

         o The Company sold senior lien interests in three loans to Resource Asset at an aggregate purchase price of $18.0 million and recognized aggregate gains on sale of $5.1 million.

         o The Company and Resource Asset jointly acquired a loan at a purchase price of $85.5 million, $10.0 million of which was contributed by Resource Asset.

         o The Company sold to Resource Asset two loans, both of which it had originated for Resource Asset in connection with its sponsorship of Resource Asset, at their aggregate carrying value of $7.7 million. The Company retained a $1.3 million junior lien interest in one of these loans, which interest is subordinate to Resource Asset's $4.0 million interest and the $12.0 million interest of an unaffiliated party.

         o The Company made a first mortgage loan to OSEB Associates, L.P. ("OSEB"), which is owned by Resource Asset (89%) and BCMI (11%). The loan bears interest at 10% per annum on stated principal in the amount of $65.0 million. OSEB obtained outside financing to reduce the loan by $44.0 million; the balance of the loan is secured by a second mortgage and pledge of partnership interests in OSEB.

         Relationship with Law Firm. Until April 1996, the Chairman of the Company was of counsel to Ledgewood Law Firm, P.C. ("LLF"), which provides legal services to the Company. LLF was paid $1.3 million, $1.2 million, and $803,000 during fiscal 1999, 1998, and 1997, respectively, for legal services rendered to the Company. The Chairman of the Company receives certain debt service payments from LLF related to the termination of his affiliation with such firm and its redemption of his interest therein.

         Relationships with Certain Borrowers. The Company has from time to time purchased loans in which affiliates of the Company are affiliates of the borrowers.

         In September 1998, the Company acquired a defaulted loan in the original principal amount of $91.0 million. In connection with the acquisition of the loan, the Company acquired the right to transfer the equity interest in the borrower. Currently, a subsidiary of the Company is the general partner of the borrower. The Chairman, Vice Chairman, and President of the Company hold a 99% interest in the limited partnership of the general partner of the borrower. Pending transfer of the limited partnership interests, the aforementioned hold legal title to those interests.

         In March 1998, the Company acquired a loan under a plan of bankruptcy. An order of the bankruptcy court in effect when the Company acquired the loan required that legal title to the property underlying the loan be transferred on or before June 30, 1998. In order to comply with that order and to maintain control of the property, Evening Star Associates took title to the property on or about June 19, 1998. A subsidiary of the Company serves as general partner to Evening Star Associates and holds a 1% interest; the Chairman, Vice Chairman and President of the Company purchased for $200,000 a 94% limited partnership interest. The latter have agreed to list their interests in Evening Star Associates for sale through a qualified real estate broker until December 31, 1999. Any amounts received by the limited partners for their interests in excess of the original capital contributions plus a 6% return will be paid to the Company. If no such sale occurs by December 31, 1999, the limited partners may retain their interests.

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

         In December 1996, the Company acquired a loan with a face amount of $52.7 million from an unaffiliated third party at a cost of $19.3 million. The property securing such loan was owned by two partnerships: the Building Partnership, which owned the office building, and the Garage Partnership, which owned the parking garage. Pursuant to a loan restructuring agreement entered into in 1993, an affiliate of the holder of the loan was required to hold, as additional security for the loan, general partnership interests in both the Building Partnership and the Garage Partnership. The partnership interests in the Building Partnership and Garage Partnership were assigned to limited partnerships affiliated with the Company and certain of its officers. In June 1999, the loan was repaid pursuant to the terms of an existing loan restructuring agreement. The Company received $29.6 million in cash, plus a 50% interest in the Building and Garage Partnerships. The interest of the Company's officers was terminated.

         Relationships with Certain Lienholders. The Company holds a first mortgage lien on a hotel property which in January 1999, was foreclosed upon by another corporation ("Corporate Owner"). In August 1999, an officer of the Company, the son of the Company's Chairman, became President of the Corporate Owner, and the Chairman of the Company became Chairman and a minority shareholder of the Corporate Owner. In addition, the Chairman of the Company is a limited partner holding a two-thirds interest in a partnership which holds convertible securities to acquire the common stock of the Corporate Owner. Furthermore, the President of the Corporate Owner is the sole officer, director, and shareholder of another corporation which is this partnership's general partner. Upon conversion, the equitable interest of the Company's officer and Chairman in the Corporate Owner is 19%.

         The Company has sold three senior lien interests and one junior lien interest in its commercial loans to entities in which officers of the Company have minority interests as discussed in the following paragraphs.

         In December 1997, the Company purchased from third parties, for an aggregate of $1.5 million, two loans in the aggregate original principal amount of $2.0 million and with an aggregate outstanding balance at the time of purchase of $1.9 million. The loans are secured by an apartment building. The Company sold a senior lien interest in one of the loans for $1.0 million to a limited partnership in which the Chairman and Vice Chairman of the Company beneficially own a 14.4% interest, reducing the Company's net investment to $518,000 and leaving the Company with a retained interest in outstanding loan receivables of $1.0 million (at a book value of $803,000). The Company recognized a gain of $322,900 on the sale of this loan.

         In fiscal 1999, the Company sold, at book value, an $875,000 senior lien interest in industrial development revenue bonds it had acquired in a prior year to a limited partnership in which the Chairman and Vice Chairman of the Company beneficially owned a 22.0% limited partnership interest.

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

         In June 1996, for an investment of $2.4 million, the Company acquired from third parties a loan in the original principal amount of $3.3 million (and with a then outstanding balance of $3.3 million). The Company sold, at book value, a junior lien interest in the loan for $875,000, to a limited partnership in which the Chairman and Vice Chairman of the Company beneficially own a 21.3% limited partnership interest. The junior lien interest was paid off in May 1999.

         Management believes that any other such commercial real estate transactions and balances involving parties that may be considered to be related parties are not material.

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

         The Company has primarily focused its real estate activities on the purchase of income producing commercial mortgages at a discount from both the face value of such mortgages and the appraised value of the properties underlying the mortgages. The Company records as income the accretion of a portion of the difference between its cost basis in a commercial mortgage and the sum of projected cash flows therefrom. Cash received by the Company for payment on each mortgage is allocated between principal and interest. This accretion of discount amounted to $19.0 million, $6.5 million, and $4.1 million during the years ended September 30, 1999, 1998, and 1997, respectively. As the Company sells senior lien interests or receives funds from refinancings in such mortgages, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At September 30, 1999 and 1998, the Company held real estate loans having aggregate face values of $747.1 million and $679.6 million, respectively, which were being carried at aggregate costs of $250.2 million and $202.1 million, including cumulative accretion.

         During fiscal 1999, the Company received, in exchange for its investment in a mortgage loan, cash and a 50% interest in a partnership that owns a building which secured the loan. The Company also foreclosed on one commercial loan, taking title to the underlying property. The partnership interest and property have been classified as investments in real estate ventures. (see Note 3).

         Amounts receivable, net of senior lien interests and deferred costs, were $348.7 million and $344.3 million at September 30, 1999 and 1998, respectively. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the years ended September 30, 1999 and 1998.

                                                                                      Years Ended September 30,
                                                                                  ----------------------------------
                                                                                      1999                  1998
                                                                                  -------------        -------------
                                                                                             (in thousands)
   Balance, beginning of year (commercial mortgage loans only)..................  $     188,651        $     88,816
   New loans....................................................................         88,869             337,087
   Additions to existing loans..................................................          8,558               6,181
   Provisions for possible losses...............................................           (500)               (505)
   Accretion of discount (net of collection of interest)........................         18,965               6,520
   Collections of principal.....................................................        (20,646)            (76,915)
   Cost of loans sold...........................................................        (17,335)           (172,533)
   Loans reclassified to investments in real estate ventures....................        (16,331)                  -
                                                                                  --------------       ------------

   Balance, end of year
     (commercial mortgage loans only)...........................................        250,231             188,651
   Investments in residential mortgage loans
     (less an allowance for possible losses of $286)............................              -              13,399
                                                                                  -------------        ------------
   Balance, end of year.........................................................  $     250,231        $    202,050
                                                                                  =============        ============

         A summary of activity in the Company's allowance for possible losses related to real estate loans for the years ended September 30, 1999 and 1998 are as follows:

                                                                                      Years Ended September 30,
                                                                                  ---------------------------------
                                                                                      1999                1998
                                                                                  -------------        ------------
                                                                                            (in thousands)
   Balance, beginning of year...................................................  $       1,191        $        400
   Provision for possible losses................................................            500                 505
   Write-offs...................................................................              -                   -
   (Reclassification of) provision for
     possible losses-discontinued subsidiary....................................           (286)                286
                                                                                  -------------        ------------
   Balance, end of year.........................................................  $       1,405        $      1,191
                                                                                  =============        ============


NOTE 5 - INVESTMENT IN LEASES AND NOTES RECEIVABLE

         Components of the investment in direct financing leases and notes receivable as of September 30, 1999 and 1998 are as follows:

                                                                                       Years Ended September 30,
                                                                                  ----------------------------------
                                                                                      1999                1998
                                                                                  --------------       -------------
                                                                                            (in thousands)
   Total future minimum lease payments receivable...............................  $     438,323        $     10,011
   Initial direct costs, net of amortization....................................          6,213                 153
   Unguaranteed residual........................................................         31,207               6,338
   Unearned lease income........................................................        (79,231)             (4,061)
                                                                                  -------------        ------------
   Net investment in direct financing leases....................................        396,512              12,441
   Notes receivable.............................................................         14,966              14,138
   Allowance for possible losses................................................        (10,017)             (1,602)
                                                                                  -------------        ------------
   Investments in leases and notes receivable...................................  $     401,461        $     24,977
                                                                                  =============        ============

         The future minimum lease payments receivable for each of the five succeeding fiscal years ended September 30, are as follows (in thousands): 2000
- $159.3 million; 2001 - $124.7 million; 2002- $81.1 million; 2003 - $42.6 million; and 2004 - $20.2 million.

         The amount of unguaranteed residual value actually realized at lease termination will depend on the then fair market value of the related equipment and may vary from the recorded estimate. Residual values are reviewed periodically to determine if the equipment's fair market is below its recorded value (see Note 2).

         Certain of the leases include options to purchase the underlying equipment at the end of the lease term at fair value or the stated residual which is not less that the book value at lease termination.

         A summary of activity in the Company's allowance for possible losses related to direct financing leases and notes receivable for the years ended September 30, 1999 and 1998 are as follows:

                                                                                       Years Ended September 30,
                                                                                  ---------------------------------
                                                                                      1999                1998
                                                                                  -------------        ------------
                                                                                            (in thousands)

   Balance, beginning of year................................................     $       1,602        $        248
   Provision for possible losses.............................................             4,117               1,422
   Allowance related to portfolio of acquired subsidiary at date of
     acquisition.............................................................             7,200                   -
   Write-offs................................................................            (2,902)                (68)
                                                                                  -------------        ------------

   Balance, end of year......................................................     $      10,017        $      1,602
                                                                                  =============        ============

NOTE 6 - SECURITIZATION PROGRAMS

         Fidelity Leasing initially funds the origination of leases from working capital and warehouse facilities from banks, and borrowings from the Company. From time to time, depending on market conditions, Fidelity Leasing securitizes the leases in its portfolio that meet pre-established eligibility criteria by packaging them into a pool and selling the lease receivables, as described below.

         Sales by Assignment. In June and September of 1997, Fidelity Leasing entered into sales transactions where it sold lease receivables and its interests in the related equipment and residuals to an unaffiliated special purpose entity, for an amount of cash equal to 100% of the present value of the lease receivables and a note equal to 100% of the present value of the estimated residual interests. These transactions were accounted for as sales for financial reporting purposes. The special purpose entity resold the lease receivables to Centre Square Funding Corporation ("Centre Square"), a commercial paper conduit administered by CoreStates Bank, N.A. (now "First Union"). The Company provided a guaranty to Centre Square for payment of a portion of the lease receivables due under the defaulted leases and for Fidelity Leasing's performance as servicer. In December 1997, Centre Square sold the lease receivables to an institutional investor.

         CP Conduit Securitization. In December 1997, Fidelity Leasing sold additional lease receivables and interests in the related equipment and residuals to an unaffiliated entity on terms similar to those of the June and September 1997 sales, except that it received cash equal to a substantial portion of the present value of the lease receivables and a promissory note in an amount equal to the remainder of the present value of the lease receivables and 100% of the estimated present value of the residual interests. The transaction was accounted for as a sale for financial reporting purposes. The entity resold the receivables to a CP conduit administered by First Union National Bank ("First Union").

         In June 1998, Fidelity Leasing established a CP conduit facility for $100.0 million ($125.0 million as amended) with Variable Funding Credit Corp. ("VFCC"), a First Union administered conduit. This facility may be terminated if lease delinquencies or defaults in the securitized portfolio exceed specified thresholds. This facility had a 364 day commitment period, which expired in June 1999. Because assets transferred under this facility were treated as sales for financial reporting purposes, Fidelity Leasing did not renew this facility.

         In December 1998, Fidelity Leasing entered into a $100.0 million facility with a CP conduit administered by PNC Bank. The commitment period expires in December 1999, but is subject to annual renewal. This facility contains provisions which are substantially similar to the $125.0 million facility. This facility was amended to permit Fidelity Leasing to treat future transfers of leases made under it as financings for financial reporting purposes.

         In February 1999, Fidelity Leasing established a $143.0 million CP conduit facility with First Union in order to finance the acquisition of JLA. In connection with this facility, Fidelity Leasing sold a portfolio of JLA originated lease receivables to a special purpose subsidiary, which pledged the receivables to the CP conduit. Fidelity Leasing treated this transaction as a financing for financial reporting purposes. As of September 30, 1999, this facility was paid off with the proceeds of a term note securitization in June 1999.

         In July 1999, Fidelity Leasing established a revolving multi-conduit facility administered by First Union. As of September 30, 1999, one commercial paper conduit lender had committed $300.0 million of funding. The commitment period expires in July 2000, but is subject to annual renewal at the option of the lenders. This facility contains default provisions substantially similar to the $125.0 million and $100.0 million facilities. In addition, Fidelity Leasing is required to maintain a specified level of tangible net worth and ratio of earnings to interest expense. Fidelity Leasing must also maintain revolving credit facilities aggregating at least $400.0 million. Only facilities whose funding commitments have not terminated are considered in determining whether the latter requirement is satisfied. Thus, for example, the $125.0 million commercial paper conduit facility is not considered for purposes of satisfying this requirement, but the $100.0 million commercial paper conduit facility combined with the $300.0 million committed under this facility does satisfy the requirement. Fidelity Leasing treats this facility as a financing for financial reporting purposes.

         Sales Facilities. In December 1998, Fidelity Leasing entered into agreements with IBM Credit and IBM Canada that allowed Fidelity Leasing to finance, on a monthly basis, all of the leases originated under Fidelity Leasing's strategic marketing alliances with IBM Credit and IBM Canada. Fidelity Leasing formed two special purpose subsidiaries for purposes of these sales, one for lease originations in the U.S. and the other for lease originations in Canada. Fidelity Leasing treated these transfers as sales for financial reporting purposes.

         Term Note Securitizations. In June 1997, JLA securitized leases in a $75.0 million private placement of floating rate notes. This transaction has a 20% optional repurchase feature. In February 1998, JLA securitized leases in a $125.0 million private placement of fixed and floating rate notes. This transaction also has a repurchase option. Fidelity Leasing treated both the securitizations as financings for financial reporting purposes.

         In June 1999, Fidelity Leasing privately placed $158.8 million of fixed rate notes of which proceeds were utilized to pay-off a $143.0 million CP conduit facility with First Union. As servicer, Fidelity Leasing has the right to prepay the outstanding notes when the remaining balance of the leases is approximately $23.8 million. This term-note transaction was accounted for as a financing for financial reporting purposes.

         Interest Rate Risk and Hedging. Fidelity Leasing's conduit facilities, which are at variable rates of interest, require Fidelity Leasing to enter into interest rate swap agreements for the benefit of the purchaser of the leases. Because the cost of funding under the CP conduit facility is floating and the rental stream is fixed, an interest rate swap is needed to hedge this risk. Under an interest rate swap, the related special purpose entity agrees to pay a fixed rate of interest and receive payment of a floating rate from a counterparty. If short-term interest rates increase, then the fixed rate of interest the special purpose entity is paying under the swap will be less than the short-term rate it is receiving, resulting in a payment to the special purpose entity. This payment will be used to offset the higher borrowing costs under the commercial paper borrowings. The interest rate swap has the effect of fixing the interest rate of the borrowings during the securitization period.

         Fidelity Leasing terminates the interest rate swaps in their CP conduit facilities when it removes assets from the conduit and places them into the term note securitization.

         Interest rate hedge agreements outstanding at September 30, 1999 for Fidelity Leasing's CP conduit securitizations had an aggregate notional value of approximately $248.1 million, required payments based on fixed rates ranging from 5.3% to 11.0% and had a positive estimated fair market value of $1.2 million.

NOTE 7 - DEBT

         Total debt consists of the following:
                                                              September 30,
                                                       -------------------------
                                                         1999             1998
                                                       --------         --------
                                                             (in thousands)
Warehouse debt
   Equipment leasing .........................         $ 15,291         $     --
   Residential mortgage lending ..............               --            5,166
                                                       --------         --------
         Total warehouse debt ................           15,291            5,166
Nonrecourse debt
   Equipment leasing
     Securitized term facilities .............          219,979               --
     CP conduit facilities ...................           93,213               --
   Real estate finance
     Loan facilities .........................           58,901               --
     Revolving credit facilities .............           22,000               --
     Other ...................................              875               --
   Energy
     Revolving and term banks loans ..........           44,975           31,975
                                                       --------         --------
         Total non recourse debt .............          439,943           31,975
Senior debt ..................................          101,400          104,400
Other debt
   Equipment leasing
       Term loans ............................            7,587               --
       Seller financing ......................            7,725               --
   Corporate .................................            5,876            3,905
                                                       --------         --------
         Total other debt ....................           21,188            3,905
                                                       --------         --------
                                                       $577,822         $145,446
                                                       ========         ========

         The Company classifies its indebtedness as either nonrecourse debt or debt based on the structure of the debt instrument that defines the Company's obligations. Nonrecourse debt includes amounts outstanding related to leases included in securitized term facilities, CP conduit facilities, or individual or groups of leases funded under nonrecourse funding arrangements with specific financing sources, amounts outstanding related to mortgage loans receivable and amounts outstanding secured by energy assets. Amounts outstanding in these instances are classified as nonrecourse debt because the Company has no obligation to ensure that investors or funding sources receive the full amount of principal and interest which may be due to them under the funding arrangement. In these instances, the investors or financing sources may only look to specific leases, mortgage loans, energy assets and the associated cash flows for the ultimate repayment of amounts due to them. In the event the cash flow associated with specific leases and mortgage loans are insufficient to fully repay amounts due, the investor or financing source bears the full risk of loss.

         The Company primarily finances its:

         o leasing operations with a warehouse line of credit, securitized term facilities and commercial paper conduit facilities

         o real estate finance operations with bank or other financial institution borrowings and senior debt

         o        energy operations with bank borrowings

         Following is a description of borrowing arrangements in place at September 30, 1999 and 1998.

         Warehouse Debt. In September, 1998, Fidelity Leasing entered into a new secured revolving credit and term loan agreement that provides for an aggregate borrowing limit of up to $20.0 million. Revolving credit loans bear interest, at the subsidiary's election, at (a) an adjusted LIBOR rate (5.4% at September 30, 1999) plus 150 basis points or (b) the rate for one month U.S. dollar deposits as reported by Telerate (London) plus 150 basis points, while term loans bear interest at the adjusted LIBOR rate plus 150 basis points. Borrowings under this facility are collateralized by the leases being financed and on the underlying equipment being financed and the outstanding stock of a subsidiary and are guaranteed by the Company. The agreement contains certain covenants pertaining to the subsidiary and its affiliates including the maintenance of certain financial ratios and restrictions on changes in the subsidiary's ownership and a key management position. Outstanding borrowings under the facility were $15.3 million at September 30, 1999. The facility expires on March 31, 2000 but may be renewed for additional 18 month periods by the lenders.

         At September 30, 1997, the Company's residential mortgage subsidiary established a $15.0 million warehouse credit facility which had an outstanding balance of $5.2 million at September 30, 1998 and which expired and was repaid in November, 1998.

         Nonrecourse Debt-Equipment Leasing. Two securitized term facilities were assumed by Fidelity Leasing when it acquired JLA. In addition, Fidelity Leasing entered into a third securitized term facility in June 1999. These facilities are expected to be paid as Fidelity Leasing receives payments on the underlying securitized contract receivables. The contract receivables collateralize the notes, and other creditors of Fidelity Leasing would be subordinate to the note holders with respect to these securitized receivables. The timing and amount of the repayment of the notes are dependent upon the ultimate collection of the securitized lease receivables. As of September 30, 1999, interest rates on these asset backed borrowings range from 5.61% to 5.96%, and the weighted average interest rate was 5.67%.

         In December 1998, Fidelity Leasing established a $100.0 million CP conduit with Market Street Funding ("Market Street"), administered by PNC Bank. The facility bears interest at Market Street's commercial paper rate (5.2% at September 30, 1999) plus .65% and $41.1 million was outstanding under this facility at September 30, 1999.

         In July 1999, Fidelity Leasing established a new CP conduit facility up to a maximum of $300.0 million with VFCC. The commitment expires in July 2000 but may be renewed annually at the discretion of the lender. Fidelity Leasing sold a portfolio of originated lease receivables to a special purpose subsidiary which have been pledged as collateral. The facility contains events of default triggered when lease delinquencies or defaults in the securitized portfolio exceed certain thresholds. An event of default can occur if there is a change in control of Fidelity Leasing, or a change in certain key management positions. The agreement also requires certain financial covenants, including the maintenance of certain financial ratios and net worth requirements.
At September 30, 1999, $52.1 million was outstanding under this facility.

         Nonrecourse Debt-Real Estate Finance Loan Facilities. Two loans payable to a financial institution secured by a mortgage loan. The senior loan is in the amount of $49.5 million, bears interest, payable monthly at 30 day LIBOR plus between 300 and 350 basis points. The junior loan is in the amount of $9.4 million, bears interest at 17.5% of which 15% is payable monthly with the balance accruing. These loans were repaid in October 1999.

         Real Estate Finance-Revolving Credit Facilities. In March 1998, the Company, through certain operating subsidiaries, established an $18.0 million revolving credit facility with Jefferson Bank (now a division of Hudson United
Bank) for its commercial mortgage loan operations which was amended in August 1999. Credit availability is currently $7.0 million, all of which is outstanding at September 30, 1999. The credit facility bears interest at the prime rate reported in The Wall Street Journal (8.25% at September 30, 1999) plus .75%, and is secured by the borrowers' interests in certain commercial loans and by a pledge of their outstanding capital stock. In addition, repayment of the credit facility is guaranteed by the Company.

         In July 1999, the Company established a $15.0 million revolving line of credit with Sovereign Bank. Interest is payable monthly at The Wall Street Journal prime rate (8.25% at September 30, 1999) and principal is due upon expiration in July 2001. Advances under this line are to be utilized to acquire commercial real estate or interests therein, to fund or purchase loans secured by commercial real estate or interests, or to reduce indebtedness on loans or interests which the Company owns or holds. The advances are secured by the properties related to these funded transactions. At September 30, 1999, $15.0 million was advanced under this line.

         Nonrecourse Debt-Energy. The energy affiliates owned by RAI maintain a $45.0 million credit facility at PNC Bank ("PNC"). The facility is cross collateralized by the assets of all of the energy affiliates, and a breach of the loan agreement by any of the energy affiliates constitutes a default. The revolving credit facility has a term ending in November 2002 and bears interest at one of two rates (elected at borrower's option) which increase as the amount outstanding under the facility increases: (i) PNC prime rate plus between 0 to 75 basis points, or (ii) the Eurodollar rate plus between 150 and 225 basis points. The credit facility contains financial covenants and imposes the following limits: (a) the energy affiliates exploration expense can be no more than 20% of capital expenditures plus exploration expense, without PNC's consent: (b) limitations on indebtedness, sales, leases or transfers of property by the energy affiliates, without PNC's consent; and (c) the maintenance of certain financial ratios. Borrowings under the credit facility are collateralized by substantially all the oil and gas properties and pipelines of the energy affiliates. At September 30, 1999, $45.0 million was outstanding under this facility.

         Prior to entering into this energy facility, the Company assumed a credit facility, described below, of $40.0 million (with $27.0 million of permitted draws) at PNC Bank. The credit facility was divided into two principal parts: a revolving credit facility and a term loan facility. The resolving credit facility has $20.0 million of permitted draws, with a term ending in 2001 and with draws bearing interest at one of two rates (elected at borrower's option) which increase as the amount outstanding under the facility increases:
(i) PNC prime rate plus between 0 to 50 basis points, or (ii) LIBOR plus between
137.5 to 212.5 basis points. The term loan facility has $7.0 million of permitted draws, with a term ending in 2003, and with draws bearing interest at one of two rates (elected at borrower's option), which increase as the amount outstanding under the facility increases: (i) PNC prime rate plus between 12.5 to 62.5 basis points, or (ii) LIBOR plus between 150 to 225 basis points. The credit facility imposes certain financial covenants and limitations on Atlas.

         Senior Debt. In July 1997, the Company issued $115.0 million of 12% Senior Notes (the "12% Notes") due August 2004 in a private placement. These notes were exchanged in November 1997 with a like amount of 12% Senior Notes which were registered under the Securities Act of 1933. Provisions of these Notes limit dividend payments, mergers and indebtedness, place restrictions on liens and guarantees and require the maintenance of certain financial ratios. At September 30, 1999, the Company was in compliance with such provisions. At September 30, 1999 and 1998, $101.4 million and $104.4 million, respectively, was outstanding.

         Other Debt. As part of the consideration of the acquisition of JLA (see
Note 12), Fidelity Leasing gave the seller a promissory note with an original principal amount of $6.7 million (increased to $7.7 million at September 30, 1999), which bears interest at the U.S. Treasury Rate plus between 250 and 400 basis points. The note is payable in quarterly installments, matures in February 2004, and contains customary events of default.

         On September 30, 1999, a subsidiary of Fidelity Leasing obtained a $4.1 million term loan with Commerce Bank of which the Company has guaranteed. Principal and interest is payable monthly. Payments of principal are based on principal payments under the terms of a 6.18% receivable backed note in the aggregate principal amount of $4.5 million. The note, secured by equipment leases, has been pledged as collateral. Interest is payable at LIBOR (5.4% at September 30, 1999) plus 450 basis points. In addition, as part of the JLA acquisition, Fidelity Leasing acquired a small pool of automobile leases. To finance this portfolio, Fidelity Leasing entered into a 36 month term loan with First Union for $5.7 million, which bears interest at LIBOR plus 100 basis points. At September 30, 1999, $3.5 million was outstanding.

         Corporate debt includes an amount outstanding under a $5.0 million revolving line of credit with Sovereign Bank which expires July 2001. Interest accrues at The Wall Street Journal prime rate (8.25% at September 30, 1999) and payment of accrued interest and principal is due upon the expiration date. Advances under this line are recourse to the Company and are to be utilized to repay bank debt to acquire commercial real estate or interests therein, to fund or purchase loans secured by commercial real estate or interests, or to reduce indebtedness on loans or interests which the Company owns or holds and for other general corporate purposes. At September 30, 1999, $5.0 million was advanced under this line.

         Annual debt principal payments over the next five fiscal years ending September 30 are as follows: (in thousands) 2000 - $149.0 million, 2001 - $127.0 million, 2002 - $111.0 million, 2003 - $67.0 million, and 2004 - $117.0 million.

NOTE 8 - INCOME TAXES

         The following table details the components of the Company's income tax expense for the fiscal years 1999, 1998 and 1997.
                                              Years Ended September 30,
                                      --------------------------------------
                                        1999           1998           1997
                                      --------       --------       --------
                                                  (in thousands)
   Provision for income tax
     Current
       Federal .................      $ 11,997       $ 16,202       $  6,186
       State ...................         1,070            345           --
     Deferred ..................          (220)        (1,736)        (2,206)
                                      --------       --------       --------
                                      $ 12,847       $ 14,811       $  3,980
                                      ========       ========       ========

         A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                                  Years Ended September 30,
                                                                          -----------------------------------------
                                                                           1999            1998             1997
                                                                           ----            ----             ----

   Statutory tax rate..................................................     35%              35%             34%
   Statutory depletion.................................................     (1)               -              (2)
   Non-conventional fuel and low-income housing credits................     (4)              (2)             (3)
   Tax-exempt interest.................................................     (1)              (1)             (2)
   State income tax....................................................      3                1               -
                                                                          ----            -----            ----

                                                                            32%              33%             27%
                                                                          ====            =====            ====

         The components of the net deferred tax (liability) asset are as follows:

                                                      Years Ended September 30,
                                                      -------------------------
                                                         1999           1998
                                                       --------       --------
                                                           (in thousands)
Deferred tax assets related to:
     Tax credit carryforwards ...................      $    669       $    525
     Alternative minimum tax credit carryforwards         1,189          1,555
     Statutory depletion ........................          --              187
     Interest receivable ........................           738          1,952
     Unrealized losses on investments ...........           910             22
     Accrued expenses ...........................         1,562            571
     Net operating loss carryforwards ...........           591          1,506
     Provision for losses .......................         1,767          1,233
                                                       --------       --------
                                                       $  7,426       $  7,551
                                                       --------       --------

Deferred tax liabilities related to:
     Property and equipment basis difference ....       (20,084)        (6,251)
     ESOP benefits ..............................          (101)           (98)
     Other ......................................          (310)          (385)
                                                       --------       --------
                                                        (20,495)        (6,734)
                                                       --------       --------
       Net deferred tax (liability) asset .......      $(13,069)      $    817
                                                       ========       ========

         SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. No valuation allowance was needed at September 30, 1999 and 1998. Tax rules impose limitations on the use of tax carryforwards following certain changes in ownership. Due to mergers (see Note
12), there will be limitations on the amount of net operating loss and alternative minimum tax credit carryforwards that can be utilized in any given year to reduce further taxes.

NOTE 9 - STOCKHOLDERS' EQUITY

         On May 12, 1998, the Board of Directors authorized a three-for-one stock split effected in the form of a 200% stock dividend. This stock dividend resulted in the issuance of 13.5 million additional shares of Common stock.

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

         In July 1997, the Company issued 2.9 million unregistered shares of the Company's Common stock pursuant to the exercise of warrants held by the holder of the Company's 9.5% senior secured note payable which was repaid in fiscal 1997. The Company realized proceeds of $3.7 million from the exercise of the warrants. The 2.9 million shares were subsequently sold by the holder in a separate private placement to a small group of institutional investors.

         In December 1996, the Company completed a public offering of 5.0 million shares of its Common stock. The Company received net proceeds of $20.0 million, before offering expenses of $515,000, from the offering.

         Earnings per share and weighted average shares outstanding reflect the above transactions.

NOTE 10 - EMPLOYEE BENEFIT PLANS

         Employee Stock Ownership Plan. The Company sponsors an Employee Stock Ownership Plan ("ESOP"), which is a qualified non-contributory retirement plan established to acquire shares of the Company's Common stock for the benefit of all employees who are 21 years of age or older and have completed 1,000 hours of service for the Company. Contributions to the ESOP are made at the discretion of the Board of Directors. In a prior year the ESOP borrowed funds to purchase shares from the Company. The Company borrowed the funds for the ESOP loan from a bank. The loan from the bank to the Company is payable in semiannual installments through February 1, 2003. The loan from the Company to the ESOP was fully repaid in August 1996. Both the loan obligation and the unearned benefits expense (a reduction in stockholders' equity) will be reduced by the amount of any loan principal payments made by the Company. On September 28, 1998, the Company loaned $1.3 million to the ESOP, which the ESOP used to acquire 105,000 shares of the Company's common stock.

         The common stock purchased by the ESOP with the money borrowed is held by the ESOP trustee in a suspense account. On an annual basis, a portion of the Common stock is released from the suspense account and allocated to participating employees. Any dividends on ESOP shares are used to pay principal and interest on the loan. As of September 30, 1999, there were 259,000 shares allocated to participants which constitute substantially all shares prior to the 105,000 shares acquired on September 28, 1998. Compensation expense related to the plan amounted to $156,400, $50,400 and $50,400 for the years ended September 30, 1999, 1998 and 1997, respectively.

         Employee Savings Plan. The Company sponsors an Employee Retirement Savings Plan and Trust under Section 401(k) of the Internal Revenue Code which allows employees to defer up to 10% of their income (15% as of September 1, 1999 subject to certain limitations) on a pretax basis through contributions to the savings plan. The Company matches up to 100% of each employee's contribution subject to certain limitations. Included in general and administrative expenses are $427,700, $305,600, and $131,900 for the Company's contributions for the years ended September 30, 1999, 1998 and 1997, respectively.

         Stock Options. The Company has three existing employee stock option plans, those of 1989, 1997 and 1999. No further grants may be made under the 1989 plan. Options under the 1989, 1997, and 1999 plans become exercisable as to 25% of the optioned shares each year after the date of grant, and expire not later than ten years after the date of grant.

         The 1989 plan authorizes the granting of up to 1,769,670 (as amended during the fiscal year ended September 30, 1996) shares, respectively, of the Company's common stock in the form of incentive stock options ("ISO's"), non-qualified stock options and stock appreciation rights ("SAR's").

         In April 1997, the stockholders approved the Resource America, Inc., 1997 Key Employee Stock Option Plan. This plan, for which 825,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. In fiscal 1999, 1998 and 1997, options for 10,000, 669,115 and 75,000 shares were issued under this plan, respectively. On October 20, 1998, 744,115 of the 754,115 options granted under the 1997 Key Employee Stock Option Plan were canceled. These options were replaced with an identical number of new options with an exercise price of $8.08 per share, which amount represents the market value of the Company's common stock at that date. The new options vest 25% per year commencing October 20, 1999.

         In March 1999, the stockholders approved the Resource America, Inc. 1999 Key Employee Stock Option Plan. This plan, for which 1,000,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. In fiscal 1999, options for 728,500 shares were issued under this plan.

         Transactions for the three stock option plans are as follows:

                                                              Years Ended September 30,
                                    ----------------------------------------------------------------------
                                            1999                       1998                       1997
                                    -------------------------  -------------------------  -------------------------
                                                Weighted                  Weighted                     Weighted
                                                 Average                   Average                      Average
                                    Shares   Exercise Price     Shares   Exercise Price     Shares  Exercise Price
                                    ------   --------------     ------   --------------     ------  --------------

Outstanding - beginning of year..   1,321,366    $   13.18        685,959   $    3.85       1,044,948     $  2.07
   Granted.......................   1,482,615    $   11.72        669,115   $   22.21          75,000     $ 13.17
   Exercised.....................    (166,831)   $   (2.82)       (33,708)  $    2.73        (433,989)    $  1.17
   Canceled......................    (744,115)   $  (21.30)             -           -               -            -
   Forfeited.....................     (23,000)   $   (8.40)             -           -               -            -
                                    ----------                 ----------                   ---------
Outstanding - end of year........   1,870,035    $    9.77      1,321,366   $   13.18         685,959     $  3.85
                                    =========    =========     ==========   =========       =========     =======

Exercisable, at end of year......     320,456    $    2.59        292,629   $    3.22         190,662     $  2.35
                                    =========    =========     ==========   =========       =========     =======
Available for grant..............     342,385                      80,885                     750,000
                                    =========                  ==========                   =========
Weighted average fair value per
   share of options granted
   during the year...............                $   10.46                  $   19.41                     $ 11.98
                                                 ==========                 =========                     =======

The following information applies to options outstanding as of September 30, 1999.

                                                 Outstanding                                   Exercisable
                                    ---------------------------------------------       --------------------------
                                                  Weighted
                                                   Average            Weighted                         Weighted
  Range of                                       Contractual           Average                          Average
Exercise Prices                     Shares       Life (Years)      Exercise Price       Shares      Exercise Price
---------------                     ------       ------------      --------------       ------      --------------

$.92                                 50,562         3.55               $   .92             50,562       $  .92
$2.73-$3.00                         359,858         2.66               $  2.90            269,894       $ 2.90
$8.08                               732,115         4.05               $  8.08                  -            -
$15.50                              727,500         9.64               $ 15.50                  -            -
                                  ---------                                            ----------
                                  1,870,035                                               320,456
                                  =========                                            ==========

         In connection with the acquisition of Atlas (see Note 12), the Company issued 120,213 options at $.11 per share to certain employees of Atlas who held options of Atlas prior to its acquisition by the Company.

         Fidelity Leasing has two stock option plans: the 1996-1 Key Employee Stock Option Plan (the "1996-1 Plan"); and the 1996-2 Key Employee Stock Option Plan (the "1996-2 Plan"). The 1996-1 Plan and 1996-2 Plan authorize the granting of up to 701,241 and 350,620 shares, respectively, of Fidelity Leasing's common stock in the form of ISO's, non-qualified stock options and SAR's. No further grants may be made under the 1996-1 Plan. As of September 30, 1999, options for 344,309 shares had been issued under the 1996-2 Plan. All share amounts referenced above have been adjusted to reflect Fidelity Leasing's reverse stock split in fiscal 1999, whereby each share of Fidelity Leasing common stock was split and adjusted into .7012408 of a share of Fidelity Leasing common stock.

         A key employee of Fidelity Leasing has received options to purchase up to 701,241 shares of the common stock of Fidelity Leasing under the 1996-1 Plan at an aggregate price of $222,200 and, should Fidelity Leasing declare a dividend, will receive payments on the options in an amount equal to the dividends that would have been paid on the shares subject to the options had they been issued. In the event that, prior to becoming a public company, Fidelity Leasing issues stock to anyone other than the Company or the key employee, the key employee is entitled to receive such additional options as will allow him to maintain a 10% equity position in Fidelity Leasing upon exercise of all options held by such employee (excluding shares issuable pursuant to the 1996-2 Plan), at an exercise price equal to the price paid or value received in the additional issuance. Fidelity Leasing does not anticipate making any such issuance.

         The options issued to the Fidelity Leasing key employee vest 25% per year and will be fully vested in March 2000; they will terminate in March 2006. The options become fully vested and immediately exercisable in the event of a change in control of Fidelity Leasing. The key employee has certain rights, commencing after March 5, 2000, to require Fidelity Leasing to register his option shares under the Securities Act of 1933. In the event Fidelity Leasing does not become a public company by March 5, 2001, the key employee may require that Fidelity Leasing thereafter buy, for cash, up to 25% of the Fidelity Leasing shares subject to his options at a price equal to ten times Fidelity Leasing's net earnings (as defined in the agreement) per share for the fiscal year ended immediately prior to the giving of notice of his exercise of this right. In the subsequent three years, the key employee has the right to require Fidelity Leasing to purchase, on a cumulative basis, up to 50%, 75% and 100% of the shares subject to his option. Fidelity Leasing is required to purchase up to 25% of such employee's shares in each year following such employee's exercise of this right.

         Transactions for both Fidelity Leasing stock option plans are as follows:

                                                               Years Ended September 30,
                                    -------------------------------------------------------------------------------
                                         1999                        1998                      1997
                                    -------------------------------------------------------------------------------
                                                Weighted                    Weighted                   Weighted
                                                 Average                     Average                    Average
                                       Shares  Exercise Price  Shares    Exercise Price   Shares    Exercise Price
                                       ------  --------------  ------    --------------   ------    --------------
Outstanding - beginning of year.....    992,957  $  0.33         976,828     $   0.32       953,687     $   0.32
   Granted..........................     52,593  $  3.81          16,129     $   1.52        23,141     $   0.32
   Exercised........................          -        -               -            -             -            -
   Canceled.........................          -        -               -            -             -            -
                                     ----------               ----------                 ----------

Outstanding - end of year........... 1,045,550   $  0.51         992,957     $    .33       976,828     $   0.32
                                     =========                ==========                 ==========
Exercisable, at end of year.........   730,868   $  0.33         482,629     $    .33       238,422     $   0.32
                                     =========                ==========                 ==========
Available for grant.................     6,311                    58,904                     75,033
                                     =========                ==========                 ==========
Weighted average fair value per
   share of options granted
   during the year..................             $  5.24                     $   0.72                   $   0.16
                                                 =======                     ========                   ========

         The following information applies to options outstanding as of September 30, 1999.

                                       Outstanding                  Exercisable
                                 ------------------------           -----------
                                              Contractual
Exercise Prices                  Shares      Life (Years)               Shares
---------------                  ------      ------------               ------

$.32                             976,828         6.51                   726,836
$1.52                             16,129         8.32                     4,032
$3.81                             52,593         9.13                         -
                               ---------                              ---------
                               1,045,550                                730,868
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

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. No such options were granted in fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 or 10 years following vesting; stock volatility, 125%, 99% and 96% in 1999, 1998 and 1997, respectively; risk free interest rate, 5.2%, 5.8% and 6.6% in 1999, 1998 and 1997, respectively; and no dividends during the expected term. The Fidelity

Leasing calculations were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 or 10 years following vesting; risk free interest rate, 4.8%, 6.6%, and 6.6% in 1999, 1998 and 1997, respectively; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $16.7 million ($.73 per share), $26.2 million ($1.52 per share) and $10.5 million ($.80 per share) in fiscal 1999, 1998 and 1997, respectively.

         In addition to the various stock option plans, in May 1997 the stockholders approved the Resource America, Inc. Non-Employee Director Deferred Stock and Deferred Compensation Plan (the "Non-Employee Director Plan") for which a maximum of 75,000 shares were reserved for issuance. Under the Non-Employee Director Plan, non-employee directors of the Company are awarded units representing the right to receive one share of Company common stock for each unit awarded. Units do not vest until the fifth anniversary of their grant, except that units will vest sooner upon a change of control of the Company or death or disability of a director, provided the director completed at least six months of service. Upon termination of service by a director, all unvested units are forfeited. In fiscal 1999, a total of 15,000 units were granted under the Non-Employee Director Plan to the Company's five non-employee directors. The fair value of the grants ($14.40 per unit, $216,000 in total) is being charged to operations over the five-year vesting period.

         The tax benefit associated with the exercise of non-statutory stock options and disqualifying dispositions by employees of shares issued reduced taxes payable $405,000 in fiscal 1998. Such benefits are reflected as additional paid-in capital.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under leases with varying expiration dates through 2005. Rental expense was $1.7 million, $749,800, and $238,600 for the years ended September 30, 1999, 1998, and 1997, respectively. At September 30, 1999, future minimum rental commitments for the next five fiscal years were as follows: (in thousands)

                   2000...........................   $  1,666
                   2001...........................      1,322
                   2002...........................      1,164
                   2003...........................      1,029
                   2004...........................        936

         The Company has an employment agreement with its Chairman pursuant to which the Company has agreed to provide him with a supplemental employment retirement plan ("SERP") and with certain financial benefits upon termination of his employment. Under the SERP, he will be paid an annual benefit of 75% of his average income after he has reached retirement age (each as defined in the employment agreement). Upon termination, he is entitled to receive lump sum payments in various amounts of between 25% and five times average compensation (depending upon the reason for termination) and, for termination due to disability, a monthly benefit equal to the SERP benefit (which will terminate upon commencement of payments under the SERP). During fiscal 1999, 1998 and 1997, operations were charged $556,000, $204,000 and $240,000, respectively, with respect to these commitments.

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

         The Company, through it's energy subsidiaries, enters into a natural gas futures contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated NYMEX future contracts and non-regulated over-the-counter future contracts with qualified counterparts.

The futures contracts employed by the Company are commitments to purchase or sell natural gas at future date and generally cover one month periods for up to 18 months in the future. Gains and losses on such contracts are deferred and recognized in the month the gas is sold. The Company had no significant futures contracts at September 30, 1999.

NOTE 12 - ACQUISITIONS

         On August 31, 1999, the Company acquired all of the common stock of Viking Resources in exchange for 1,243,684 shares of the Company's common stock and the assumption of Viking Resources debt as described below. Viking Resources is a company primarily involved in the energy finance business through the syndication of oil and gas properties in the Appalachian Basin.

         The Viking Resources acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Viking Resources are included in the Company's consolidated financial statements commencing September 1, 1999. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value, at the date of acquisition as summarized below (in thousands).

     Estimated fair value of assets acquired      $ 48,289
     Liabilities assumed ...................       (19,910)
     Common stock issued ...................       (12,437)
                                                  --------
     Net cash (paid) .......................      $(15,942)
                                                  ========

         This acquisition was immaterial to the results of operations of the Company, and therefore pro forma information is excluded.

         On February 4, 1999, the Company acquired all of the common stock of JLA, in exchange for cash and assumption of JLA debt. The acquisition was recorded as a purchase and accordingly the results of JLA's operations are included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair market values, at the date of acquisition as summarized below (in thousands).

     Estimated fair value of assets acquired      $ 315,466
     Debt issued ...........................       (142,997)
     Debt assumed ..........................       (147,534)
     Amounts due seller ....................         (6,673)
                                                  ---------
     Net cash (paid) .......................      $ (18,262)
                                                  =========

         The following table reflects unaudited pro forma combined results of operations of the Company and JLA presented as if the acquisition had taken place on October 1, 1997:

                                                              Years Ended September 30,
                                                            ----------------------------
                                                              1999                1998
                                                            --------            --------
                                                                     (unaudited)
                                                      (in thousands, except per share amounts)

     Revenues .........................................     $158,199            $120,363
     Net income before extraordinary item .............       20,669              33,717
     Net income .......................................       20,399              33,956
     Basic earnings per share:
         Net income before extraordinary item..........     $    .93            $   2.02
         Net income ...................................     $    .92            $   2.03
     Diluted earnings per share:
         Net income before extraordinary item..........     $    .91            $   1.95
         Net income ...................................     $    .89            $   1.97

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to: (i) depreciation and amortization expense attributable to allocation of the purchase price; (ii) interest expense for additional borrowings; (iii) equipment leasing revenue as a result of the purchase price allocation; and (iv) provision for income taxes to reflect the above adjustments at the Company's tax rate. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been consummated on October 1, 1997 or of future results of operations of the consolidated entities.

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

         Estimated fair value of assets acquired .....        $ 74,635
         Liabilities assumed .........................         (45,968)
         Amounts due seller ..........................          (9,191)
         Common stock issued .........................         (29,534)
                                                              --------

         Net cash acquired ...........................        $ 10,058
                                                              ========

         The following table reflects unaudited pro forma combined results of operations of the Company and Atlas presented as if that the acquisition had taken place on October 1, 1997:

                                                            Year Ended
                                                           September 30,
                                                              1998
                                                           -------------
                                                            (unaudited)
                                                          (in thousands,
                                                      except per share amounts)
         Revenues ...................................      $    119,315
         Net income before extraordinary item .......            26,584
         Net income .................................            26,823
         Basic earnings per share:
           Net income before extraordinary item .....       $      1.42
           Net income ...............................       $      1.43
         Diluted earnings per share:
           Net income before extraordinary item .....       $      1.38
           Net income ...............................       $      1.38


         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to: (i) depletion, depreciation and amortization expense attributable to allocation of the purchase price; (ii) general and administrative expenses for certain cost reductions realized from the combining of operations; and (iii) interest expense for additional borrowings. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been consummated on October 1, 1997, or of future results of operations of the consolidated entities.

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

NOTE 13 - DISCONTINUED OPERATIONS

         On September 28, 1999 the Company adopted a plan to discontinue its residential mortgage lending business ("Fidelity Mortgage Funding, Inc."). The Company anticipates that the business will be disposed of by September 30, 2000. Accordingly, Fidelity Mortgage Funding is reported as a discontinued operation for the years ended September 30, 1999 and 1998. Net assets of the discontinued operation at September 30, 1999 consist primarily of mortgage note and loans receivables.

         The estimated loss on the disposal of Fidelity Mortgage Funding is $275,000 (net of taxes of $148,000), including anticipated operating losses through the date of disposal. Summarized results of Fidelity Mortgage Funding since inception are as follows:

                                                       Years Ended September 30,
                                                       -------------------------
                                                           1999           1998
                                                         -------        -------
                                                             (in thousands)

Net revenues .....................................       $ 1,907        $ 7,022
                                                         =======        =======

Loss from operations before income tax benefit ...       $(9,877)       $(4,243)
Income tax benefit ...............................         2,190          1,443
                                                         -------        -------
Loss from operations .............................        (7,687)        (2,800)

Loss on disposal before income tax benefit .......          (423)          --
Income tax benefit ...............................           148           --
                                                         -------        -------
Loss on disposal .................................          (275)          --
                                                         -------        -------

Total loss on discontinued operations ............       $(7,962)       $(2,800)
                                                         =======        =======

NOTE 14 - EXTRAORDINARY ITEM

         During fiscal 1999 and 1998 the Company acquired $3.0 million and $10.6 million, respectively of its 12% Notes at a discount. These transactions resulted in an extraordinary gain of $299,000 net of taxes of $142,000 in fiscal 1999 and $239,000, net of taxes of $112,000 in fiscal 1998.

NOTE 15 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNT PRINCIPLE

         The Company elected early adoption of the provisions of SOP 98-5 effective October 1, 1998 and, accordingly, start-up costs of $569,000 (net of income taxes of $271,000) which had been capitalized at September 30, 1998 were charged to operations on October 1, 1998 and are reflected in the consolidated statements of income for the year ended September 30, 1999 as a cumulative effect of a change in accounting principle.

NOTE 16 - PUBLIC OFFERINGS OF COMMON STOCK AND UNITS BY SUBSIDIARIES

         In September 1999, the Company filed an amended registration statement on Form S-1 with the Securities and Exchange Commission with respect to an initial public offering of 3.9 million new shares of Fidelity Leasing of its common stock. There is no assurance as to the timing or completion of the offering.

         In December 1999, the Company filed an amended registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering related to the Company's pipeline operations. The Company's natural gas pipeline and gathering operations have formed a master limited partnership and are offering 2.5 million new common units representing limited partnership interests of intrastate natural gas pipeline gathering systems in Eastern Ohio, Western Pennsylvania and Western New York. There is no assurance as to the timing or completion of the offering.

NOTE 17 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in three principal industry segments - real estate finance, equipment leasing and energy. Segment data for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                                                                  Years Ended September 30,
                                                                         -------------------------------------------
                                                                            1999            1998           1997
                                                                         -----------    ------------    ------------
                                                                                       (in thousands)
   Revenues:
     Real estate finance...............................................  $    45,907    $    55,834     $    19,144
     Equipment leasing.................................................       41,129         13,561           7,162
     Energy............................................................       54,493          6,734           5,608
     Corporate.........................................................        8,311          5,710           1,031
                                                                         -----------    -----------     -----------

                                                                         $   149,840    $    81,839     $    32,945
                                                                         ===========    ===========     ===========

   Depreciation, Depletion and Amortization:
     Real estate finance...............................................  $       136    $        50     $        36
     Equipment leasing.................................................        1,995            610             398
     Energy............................................................        5,512          1,273           1,202
     Corporate.........................................................            -            (15)            (22)
                                                                         -----------    ------------    ------------

                                                                         $     7,643    $     1,918     $     1,614
                                                                         ===========    ===========     ===========

   Operating Profit (Loss):
     Real estate finance...............................................  $    35,306    $    43,710     $    16,546
     Equipment leasing.................................................        4,016          5,224           2,457
     Energy............................................................        8,780          1,659           1,699
     Corporate.........................................................       (8,563)        (5,610)         (5,771)
                                                                         ------------   ------------    ------------

                                                                         $    39,539    $    44,983     $    14,931
                                                                         ===========    ===========     ===========

   Identifiable Assets:
     Real estate finance...............................................  $   273,922    $   211,251     $    92,287
     Equipment leasing.................................................      431,464         29,608          10,647
     Energy............................................................      139,098         88,552          15,016
     Corporate.........................................................       56,903         94,941          77,169
                                                                         -----------    -----------     -----------

                                                                         $   901,387    $   424,352     $   195,119
                                                                         ===========    ===========     ===========



Capital Expenditures (excluding assets acquired in business acquisitions):
     Real estate finance...............................................  $       100    $       143     $        59
     Equipment leasing.................................................        2,820            891             585
     Energy............................................................       11,456          2,095             640
     Corporate.........................................................            -              -             507
                                                                         -----------    -----------     -----------

                                                                         $    14,376    $     3,129     $     1,791
                                                                         ===========    ===========     ===========

         Operating profit (loss) represents total revenues less costs attributable thereto, including interest and provision for possible losses, and less depreciation, depletion and amortization, excluding general corporate expenses. The information presented above does not eliminate intercompany transactions of $4.8 million and $697,000 in the years ended September 30, 1999 and 1998, respectively.

         The Company's natural gas is sold under contract to various purchasers. For the years ended September 30, 1999, 1998 and 1997, gas sales to two purchasers accounted for 26% and 14%, 35% and 14%, 29% and 12% of the Company's total production revenues, respectively.

         In commercial mortgage loan acquisition and resolution, no revenues from a single borrower exceeded 10% of total revenues. In fiscal 1997, revenues from a single borrower approximated 20% of total revenues.

NOTE 18 - SUPPLEMENTAL OIL AND GAS INFORMATION

         Results of operations for oil and gas producing activities:

                                                                                  Years Ended September 30,
                                                                         ------------------------------------------
                                                                             1999           1998            1997
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)

   Revenues............................................................  $    11,633    $     4,682     $     3,936
   Production costs....................................................       (5,025)        (2,022)         (1,636)
   Exploration expenses................................................         (560)          (503)           (187)
   Depreciation, depletion, and amortization...........................       (2,897)          (809)           (712)
   Income taxes........................................................         (503)          (263)           (197)
                                                                         -----------    -----------     -----------
   Results of operations producing activities..........................  $     2,648    $     1,085     $     1,204
                                                                         ===========    ===========     ===========

         Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to the Company's oil and gas producing activities (less impairment reserve of $10,000 in fiscal 1999, $20,000 in fiscal 1998, and $28,000 in fiscal 1997), are as follows:

                                                                                  Years Ended September 30,
                                                                         ------------------------------------------
                                                                             1999           1998            1997
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
   Proved properties...................................................  $    77,207    $    42,458     $    23,254
   Unproved properties.................................................          847          1,164             846
   Pipelines, equipment and other interests............................       18,931          7,645           2,445
                                                                         -----------    -----------     -----------
       Total...........................................................       96,985         51,267          26,545
   Accumulated depreciation, depletion and amortization................      (19,019)       (15,611)        (15,145)
                                                                         ------------   ------------    ------------

       Net capitalized costs...........................................  $    77,966    $    35,656     $    11,400
                                                                         ===========    ===========     ===========

         Costs Incurred in Oil and Gas Producing Activities. The costs incurred by the Company in its oil and gas activities during fiscal years 1999, 1998 and 1997 are as follows:

                                                                                  Years Ended September 30,
                                                                         ------------------------------------------
                                                                             1999           1998            1997
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
   Property acquisition costs:
     Unproved properties...............................................  $        17    $       378     $       321
     Proved properties.................................................       37,454         19,436             782
     Exploration costs.................................................          658            816             238
     Development costs.................................................        9,008            416             144

         Oil and Gas Reserve Information (unaudited). The Company's estimates of net proved oil and gas reserves and the present value thereof have been verified by Wright & Company, Inc. in fiscal 1999 and 1998 and by E.E. Templeton & Associates, Inc. in fiscal 1997. Both are petroleum engineering firms. The Company did not estimate the value of its proven undeveloped reserves in fiscal 1997.

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

                                                  Gas                    Oil
                                             ------------           ------------
                                                 (mcf)                 (bbls)
                                             ------------           ------------
   Balance at September 30, 1996 ......        12,852,274                310,020

   Purchase of reserves in-place ......         1,903,853                 45,150
   Current additions ..................            15,984                   --
   Sales of reserves in-place .........            (1,393)                  --
   Revision to previous estimates .....         1,614,704                 38,654
   Production .........................        (1,227,887)               (35,811)
                                             ------------           ------------

   Balance at September 30, 1997 ......        15,157,535                358,013

   Purchase of reserves in-place ......        74,894,968                194,270
   Current additions ..................           217,508                 41,406
   Sales of reserves in-place .........           (53,320)                (2,523)
   Revision to previous estimates .....         1,151,890                 29,461
   Production .........................        (1,485,008)               (48,113)
                                             ------------           ------------

   Balance September 30, 1998 .........        89,883,573                572,514
   Current additions ..................        29,705,025                   --
   Purchase of reserves in place ......        18,786,968              1,187,326
   Transfer of limited partnership ....       (18,221,632)                  --
   Revisions ..........................        (7,639,494)                10,196
   Production .........................        (4,342,430)               (85,045)
                                             ------------           ------------

   Balance September 30, 1999 .........       108,172,010              1,684,991
                                             ============           ============

   Proved developed reserves at
     September 30, 1999 ...............        66,215,748              1,684,991
     September 30, 1998 ...............        49,868,113                572,514
     September 30, 1997 ...............        15,157,535                358,013

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

                                                                               Years Ended September 30,
                                                                  --------------------------------------------------
                                                                      1999                1998            1997
                                                                  ---------------   --------------   ---------------
                                                                                    (in thousands)

   Future cash inflows..........................................  $      349,953    $     240,922    $       42,634
     Future production and development costs....................        (156,853)        (102,557)          (21,585)
     Future income tax expense..................................         (46,232)         (14,278)           (2,740)
                                                                  ---------------   --------------   ---------------

   Future net cash flows........................................         146,868          124,087            18,309
     Less 10% annual discount for estimated
       timing of cash flows.....................................         (88,093)         (80,313)           (8,186)
                                                                  ---------------   --------------   ---------------

   Standardized measure of discounted
     future net cash flows......................................  $       58,775    $      43,774    $       10,123
                                                                  ==============    =============    ==============

         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes.

                                                                                  Years Ended September 30,
                                                                         ------------------------------------------
                                                                             1999           1998            1997
                                                                         -----------    -----------     -----------
                                                                                       (in thousands)

Balance, beginning of year.............................................. $    43,774    $    10,123     $     8,349
   Increase (decrease) in discounted future net cash flows:
   Sales and transfers of oil and gas net of related costs..............      (6,608)        (2,822)         (2,411)
   Net changes in prices and production costs...........................       6,173            171             512
   Revisions of previous quantity estimates.............................      (6,197)           597           2,483
   Extensions, discoveries, and improved
     recovery less related costs........................................           -            194              10
   Purchases of reserves in-place.......................................      37,282         34,935           1,474
   Sales of reserves in-place, net of tax effect........................           -            (30)             (1)
   Accretion of discount................................................       4,915          1,012             997
   Net change in future income taxes....................................     (15,814)        (3,770)            (14)
   Other................................................................      (4,750)         3,364          (1,276)
                                                                         -----------    -----------     -----------

Balance, end of year.................................................... $    58,775    $    43,774     $    10,123
                                                                         ===========    ===========     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.




                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The information required by this item will be set forth in Company's definitive proxy statement with respect to its 2000 annual meeting of stockholders, to be filed on or before January 29, 2000 (the "Proxy Statement"), and is incorporated herein by reference.

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





                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Form 10-K:

                  1.       Financial Statements

                           Report of Independent Certified Public Accountants Consolidated Balance Sheets
                           Consolidated Statements of Income
                           Consolidated Statements of Comprehensive Income Consolidated Statements of Changes in Stockholders'
                             Equity
                           Consolidated Statements of Cash Flows
                           Notes to Consolidated Financial Statements

                  2.       Financial Statement Schedules

                           Schedule IV - Mortgage Loans on Real Estate

3. Exhibits

         Exhibit No.     Description
         -----------     -----------

             2.1 Agreement and Plan of Merger, dated as of July 13, 1998, among the Company, Atlas America, Inc., The Atlas Group, Inc. and certain shareholders of The Atlas Group, Inc. (1)

             2.1(a) Amendment No. 1 to Agreement of Plan of Merger, dated as of September 29, 1998 (2)

             2.2 Stock Purchase Agreement, dated as of December 15, 1998, between Japan Leasing (U.S.A.), Inc. and Fidelity Leasing, Inc. (2)

             2.2(a) Amendment No. 1 to Stock Purchase Agreement, dated as of December 31, 1998 (2)

             2.2(b) Amendment No. 2 to Stock Purchase Agreement, dated as of January 12, 1998 (2)

             2.2(c) Amendment No. 3 to Stock Purchase Agreement, dated as of February 2, 1999 (2)

             2.2(d) Amendment No. 4 to Stock Purchase Agreement, dated as of January 3, 1999 (2)

             3.1         Restated Certificate of Incorporation of the
                         Company (3)

             3.2         Bylaws of the Company, as amended (3)

             4.1 Indenture, dated as of July 22, 1997, between Registrant and The Bank of New York, as trustee, with respect to Registrant's 12% Senior Notes due 2004 (4)

            10.1 The Company's 1989 Key Employee Stock Option Plan, as amended (5)

            10.2         The Company's 1997 Key Employee Stock Option Plan (6)

            10.3 The Company's 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan (6)

            10.4         The Company's 1999 Key Employee Stock Option Plan (7)

            10.5         Employment Agreement between Edward E. Cohen and the
                         Company (8)

            10.6 Employment Agreement between Fidelity Mortgage Funding, Inc. and Daniel G. Cohen (8)

            10.4 Employment Agreement, dated March 5, 1996, between Fidelity Leasing, Inc. and Abraham Bernstein (3)

            10.9(a) Amendment No. 1 to Employment Agreement, dated as of March 4, 1999(2)

            10.10 Contribution Agreement, dated March 5, 1996, between Resource Leasing, Inc. and Abraham Bernstein (3)

            10.10(a) Amendment No. 1 to Contribution Agreement, dated June 30, 1999 (2)

            10.11 Amended and Restated Loan and Security Agreement, dated September 30, 1998, between Fidelity Leasing, Inc. and First Union National Bank, as agent (9)

            10.11(a) Joinder and Amendment to Amended and Restated Loan and Security Agreement, dated March 26, 1999, among First Union National Bank, European American Bank, Fidelity Leasing, Inc., JLA Credit Corporation, Registrant, Resource Leasing, Inc., FL Partnership Management, Inc. and FL Financial Services, Inc. (2)

            10.11(b) Amendment to Amended and Restated Loan and Security Agreement, dated May 18, 1999, among First Union National Bank, as agent, Fidelity Leasing, Inc., JLA Credit Corporation, Registrant, Resource Leasing, Inc., FL Partnership Management, Inc. and FL Financial Services, Inc. (2) 10.12 Purchase and Sale Agreement dated December 18, 1997, between Fidelity Leasing, Inc. and SW Leasing Portfolio IV, Inc. (2)

            10.13 Receivables Purchase Agreement, dated December 18, 1997, between Fidelity Leasing, Inc. and SW Leasing Portfolio IV, Inc. (2)

            10.13(a) Amendment No. 4 to Receivables Purchase Agreement, dated as of June 30, 1999 (2)

            10.14 Purchase and Sale Agreement, dated June 24, 1998 between Fidelity Leasing, Inc. and Fidelity Leasing SPC I, Inc. (2)

            10.15 Receivables Purchase Agreement, dated June 24, 1998, among Fidelity Leasing SPC I, Inc., Fidelity Leasing, Inc., Variable Funding Capital Corporation, First Union Capital Markets Corp., First Union National Bank, Harris Trust and Savings Bank and others (2)

            10.15(a) Amendment No. 1 to Receivables Purchase Agreement, dated as of March 25, 1999 (2)

            10.15(b) Amendment No. 2 to Receivables Purchase Agreement, dated as of June 30, 1999 (2)

            10.15(c) Third Amendment to Receivables Purchase Agreement, dated as of July 14, 1999 (2)

            10.16 Amended and Restated Purchase and Sale Agreement dated February 5, 1999, between Fidelity Leasing, Inc.,
                         JLA Credit Corporation and Fidelity Leasing
                         SPC II, Inc. (2)

            10.17 Receivables Purchase Agreement, dated December 29, 1998, among Fidelity Leasing SPC II, Inc., Fidelity Leasing, Inc., Market Street Funding Corporation, PNC Bank, National Association and Harris Trust and Savings Bank (conformed as amended on February 5, 1999 and March 8, 1999) (2)

            10.17(a) Third Amendment to Receivables Purchase Agreement, dated as of June 28, 1999 (2)

            10.18 Indenture, dated August 15, 1997, among JLA Credit Funding Corporation II, JLA Credit Corporation and LTCB Trust Company (2)

            10.19 Sales and Servicing Agreement, dated August 15, 1997, between JLA Credit Corporation and JLA Credit Funding Corporation II (2)

            10.20 Indenture, dated March 30, 1998, among JLA Credit Funding Corporation III, JLA Credit Corporation and LTCB Trust Company (2)

            10.21 Sale and Servicing Agreement, dated March 30, 1998, among JLA Credit Corporation, JLA Credit Corporation III (2)

            10.22 Transfer and Sale Agreement, dated as of June 2, 1999, between Fidelity Leasing, Inc. and Fidelity Equipment Lease Depositor I, LLC (2)

            10.23 Indenture, dated June 2, 1999, between Fidelity Equipment Lease Trust-1 and Harris Trust and Savings Bank (2)

            10.24 Sales and Servicing Agreement, dated as of June 2, 1999, among Fidelity Equipment Lease Depositor I, LLC, Fidelity Leasing, Inc. and Harris Trust and Savings Bank (2)

            10.25 Receivables Funding Agreement, dated as of July 14, 1999, among Fidelity Leasing SPC IV, Inc., Fidelity Leasing, Inc., Variable Funding Capital Corporation, First Union Capital Markets Corp. and others (2)

            10.25(a) Amendment No. 1 to Receivables Funding Agreement, dated as of August 23, 1999

            10.26(a) Amendment No. 1 to Purchase and Sale Agreement, dated as of August 23, 1999

            10.27 Ninth Amended and Restated Loan Agreement, dated as of September 23, 1998, among The Atlas Group, Inc., Atlas Energy Corporation, Atlas Resources, Inc., Transatco Corporation, Atlas Gas Marketing, Inc., Pennsylvania Industrial Energy, Inc., AIC, Inc., Atlas Energy Group, Inc., Mercer Gas Gathering, Inc., A&D Investments, Inc., A&D Investments, Inc., PNC Bank, National Association, as Agent and others (9)

            10.28 Loan Agreement, dated as of September 28, 1999, among Atlas America, Inc., Resource Energy, Inc., Viking Resources Corporation, PNC Bank, National Association, as Issuing Bank and Agent, First Union National Bank, as Syndication Agent, and others

            12           Computation of ratios

            21           List of subsidiaries

            23.1         Consent of Wright & Company, Inc.

            23.2         Consent of E.E. Templeton & Associates, Inc.

            27           Financial data schedule
--------

(1) Filed previously as an exhibit to the Company's Current Report on Form 8-K for September 29, 1998 and by this reference incorporated herein.
(2) Previously filed as an exhibit to Fidelity Leasing, Inc., Registration Statement on Form S-1 (Registration No. 333-82237) and by this reference incorporated herein.
(3) Filed previously as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-13905) and by this reference incorporated herein.
(4) Filed previously as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-40231) and by this reference incorporated herein.
(5) Filed previously as an exhibit to the Company's Registration Statement S-1 (Registration No. 333-03099) and by this reference incorporated herein.
(6) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and by this reference incorporated herein.
(7) Filed previously as an exhibit to the Company's Definitive Proxy Statement for the 1999 annual meeting of stockholders and by this reference incorporated herein.
(8) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.
(9) Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RESOURCE AMERICA, INC. (Registrant)
December 29, 1999       By:  /s/ Edward E. Cohen
                               ---------------------------------------
                               Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December ___, 1999.


/s/ Edward E. Cohen              Chairman of the Board and Chief Executive
-------------------------        Officer
EDWARD E. COHEN


/s/ Daniel G. Cohen              President, Chief Operating Officer and Director
-------------------------
DANIEL G. COHEN

/s/ Scott F. Schaeffer           Vice Chairman of the Board
-------------------------
SCOTT F. SCHAEFFER

/s/ Michael L. Staines           Senior Vice President and Director
-------------------------
MICHAEL L. STAINES

/s/ Carlos C. Campbell           Director
-------------------------
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin              Director
-------------------------
ANDREW M. LUBIN

/s/ P. Sherrill Neff             Director
-------------------------
P. SHERRILL NEFF

/s/ Alan D. Schreiber            Director
-------------------------
ALAN D. SCHREIBER

/s/ John S. White                Director
-------------------------
JOHN S. WHITE

/s/ Steven J. Kessler            Senior Vice President and Chief Financial
-------------------------        Officer
STEVEN J. KESSLER

/s/ Nancy J. McGurk              Vice President-Finance and Chief Accounting
-------------------------        Officer
NANCY J. McGURK

                                   SCHEDULE IV
                      RESOURCE AMERICA, INC. & SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE
                               September 30, 1999


                                                                                                       Final       Periodic
                                                                                                     Maturity      Payment
                 Description                                        Interest Rate                      Date         Terms
                 -----------                                        -------------                      ----         -----
FIRST MORTGAGES
       Hotel/Commercial Office, GA              Fixed interest rate of 14%                             12/31/15       (a)
       Hotel, NE                                Fixed interest rate of 14.5%                           09/30/02       (a)
       Condominium units, NC                    Fixed interest rate of 8%                              03/31/02       (a)
       Apartment bldg. PA                       Fixed interest rate of 14%                             10/01/02       (a)
       Office bldg., PA                         Interest at 85% of prime                               09/30/14       (a)
       Apartment bldg., IL (3 loans)            Fixed interest rate of 7.5%                            09/30/02       (a)
       Apartment bldg., CT                      Fixed interest rate of 13%                             09/30/11       (a)
JUNIOR LIEN LOANS
      Apartment bldg., FL                       Fixed interest rate of 13%                             07/01/00       (a)
      Office bldg., NC                          Fixed interest rate of 11.5%                           12/31/11       (a)
      Apartment bldg. NJ (2 loans)              Fixed interest rates of 11.25% and prime plus 1%       09/01/05       (a)
      Apartment bldg., CT                       Fixed interest rate of 15%                             01/01/14       (a)
      Apartment bldg., PA                       Fixed interest rate of 14.5%                           12/31/02       (a)
      Apartment bldg., NJ                       Fixed interest rate of 9%                              01/01/03       (a)
      Apartment bldg., NJ (2 loans)             Fixed rates of 8% and 24%                              10/31/08       (a)
      Apartment bldg., IL                       Fixed interest rate of 7.5%                            04/30/03       (a)
      Office bldg. MD                           Federal funds rate plus 2.875%                         10/01/03       (a)
      Office bldg., PA (3 loans)                Fixed rates ranging from 6.85% to 12%                  08/01/08       (a)
      Office bldg., PA                          Fixed interest rate of 10.6%                           02/07/01       (a)
      Office bldg., DC                          Interest rate of prime plus 3%                         06/01/00       (a)
      Office bldg., NJ (3 loans)                Fixed interest rate of 9.75%                           02/07/01       (a)
      Office bldg., PA (3 loans)                Rate ranging from 12% to 85% of the rate for           09/30/03       (a)
                                                  $100,000 CD's
      Apartment bldg. CT                        Fixed interest rate of 7.5%                            07/01/03       (a)
      Apartment bldg., MD                       Fixed interest rate of 10%                             06/30/08       (a)
      Apartment bldg., PA (2 loans)             Interest rates of 7% and 15%                           12/17/02       (a)
      Apartment bldg., PA                       Fixed interest rate of 9%                              12/31/02       (a)
      Apartment bldg., PA (31 loans)            Fixed interest rate of 12%                             07/01/16       (a)
      Apartment bldg., PA                       85% of 30 day $100,000 rate CD plus 2.75%              05/03/29       (a)
      Apartment bldg., PA                       Fixed interest rate of 9.28%                           11/01/22       (a)
      Condominium Units, NC                     Fixed interest rate of 10%                             03/23/09       (a)
COMMERCIAL
      Office bldg., Washington, DC (2 loans)    Fixed interest rate of 12% and two thirds of the 30    11/30/98       (a)
                                                  day treasury rate
      Office bldg., PA                          Fixed interest rate of 9%                              09/25/02       (a)
      Industrial bldg., Pasadena, CA            2.75% over the average cost of funds to FSLIC-         05/01/01       (a)
                                                  insured savings and loan institutions
      Office bldg., Washington, DC              Fixed interest rate of 15%                             08/01/08       (a)
      Retail bldg., VA (2 loans)                Fixed rates of 9.25% and 14.8%                         12/01/02       (a)
      Retail bldg., VA                          Fixed interest rate of 9%                              02/01/21       (a)
      Retail bldg., MN                          Fixed interest rate of 10%                             12/31/14       (a)
      Retail bldg., WVA                         Fixed interest rate of 12%                             12/31/16       (a)
      Retail bldg., CA                          Fixed interest rate of 9%                              12/01/00       (a)
      Office/Retail bldg., PA                   Interest rate of 5% plus 90% of prime                  07/01/02       (a)
      Retail bldg., CA                          Fixed interest rate of 8.5%                            12/31/00       (a)
      Office bldg., MD                          Fixed interest rate of 10.635%                         04/01/04       (a)

----------
(a)  All net cash flows from the property

                      RESOURCE AMERICA, INC. & SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE
                               September 30, 1999
                                 (in thousands)

                                                                          Face                 Carrying             Subject
                                                      Prior             Amount of             Amount of           Delinquent
                    Description                       Liens             Mortgages             Mortgages            Interest
                    -----------                       -----             ---------             ---------            --------
FIRST MORTGAGES
      Hotel/Commercial Office, GA                   $         -        $     5,800           $  7,092             $       -
      Hotel, NE                                               -              6,005              4,850                     -
      Condominium units, NC                                   -              1,670                446                     -
      Apartment bldg., PA                                     -                400                413                     -
      Office bldg., PA                                        -              6,000              3,816                     -
      Apartment bldg., IL (3 loans)                           -             17,460             18,432                     -
      Apartment bldg., CT                                     -              1,600              1,600                     -
JUNIOR LIEN LOANS
     Apartment bldg., FL                                  2,096              4,100              1,235
     Office bldg., NC                                     1,750              3,500              1,799                     -
     Apartment bldg., NJ (2 loans)                        5,962             11,615              4,966                     -
     Apartment bldg., CT                                  9,375              2,973              1,889                     -
     Apartment bldg., PA                                  2,570              4,500              5,208                     -
     Apartment bldg., NJ                                    625              1,798                725                   139
     Apartment bldg., NJ (2 loans)                        2,136              3,375              1,362                     -
     Apartment bldg., IL                                 10,000             24,083              7,243                     -
     Office bldg., MD                                    60,000             31,000             36,350                     -
     Office bldg., PA (3 loans)                          43,925             44,000             18,069                     -
     Office bldg., PA                                       840              5,400                837                     -
     Office bldg., DC                                       685                900                791                     -
     Office bldg., NJ (3 loans)                           2,387              4,800              2,266                     -
     Office bldg., PA (3 loans)                           2,213              3,116              1,520                     -
     Apartment bldg., CT                                 11,942             14,500              7,225                     -
     Apartment bldg., MD                                 16,000              1,300              1,460                     -
     Apartment bldg., PA (2 loans)                        1,000              1,454                963                     -
     Apartment bldg., PA                                  2,997              5,000              1,904                     -
     Apartment bldg., PA (31 loans)                       2,860                  -                874                     -
     Apartment bldg., PA                                  3,435              2,435                969                     -
     Apartment bldg., PA                                  2,478              3,155                801                     -
     Condominium Units, NC                                3,000              2,064              2,134                     -
COMMERCIAL
     Office bldg., Washington, DC (2 loans)               6,548             13,283              7,104                     -
     Office bldg., PA                                     1,750              1,150                783                     -
     Industrial bldg., Pasadena, CA                       2,000              3,000                402                     -
     Office bldg., Washington, DC                        80,684            100,971             21,019                     -
     Retail bldg., VA (2 loans)                          34,960             45,000              8,831                     -
     Retail bldg., VA                                     1,413              3,961                886                     -
     Retail bldg., MN                                     2,088              1,776                659                     -
     Retail bldg., WVA                                      994              1,400                523                     -
     Retail bldg., CA                                     1,969              2,271                968                     -
     Office/Retail bldg., PA                              2,611              3,400              1,390                     -
     Retail bldg., CA                                     2,400              6,398                559                     -
     Office bldg., MD                                    10,000             92,000             71,273                     -
                                                    -----------        -----------           --------             ---------
     Balance at September 30, 1999                  $   335,693        $   488,613           $251,636             $     139
                                                    ===========        ===========           ========             =========

Reconciliation of the total carrying amount of real estate loans for the fiscal years 1999 and 1998 follows:


                                                     Years Ended September 30,
                                                        1999            1998
                                                     ---------       ---------
                                                          (in thousands)
         Balance at October 1 .................      $ 189,556       $  89,216
         Additions during the period:
           New mortgage loans .................         88,869         337,087
           Amortization of discount ...........         18,965           6,520
           Additions of existing loans ........          8,558           6,181
                                                     ---------       ---------
                                                       116,392         349,788
                                                     ---------       ---------
         Deductions during the period:
           Collections of principal ...........        (20,646)        (76,915)
           Cost of mortgage sold ..............        (17,335)       (172,533)
           Loans reclassified to investments in
              real estate ventures ............        (16,331)             --
                                                     ---------       ---------
                                                       (54,312)       (249,448)
                                                     ---------       ---------
         Balance at September 30 ..............      $ 251,636       $ 189,556
                                                     =========       =========

         Aggregate cost for federal income tax purposes at September 30, 1999 is $278,465.

         All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and the Notes thereto.

Exhibit Index

         Exhibit No.     Description
         -----------     -----------
            10.25(a)     Amendment No. 1 to Receivables Funding Agreement, dated
                         as of August 23, 1999

            10.26(a) Amendment No. 1 to Purchase and Sale Agreement, dated as of August 23, 1999

            10.28 Loan Agreement, dated as of September 28, 1999, among Atlas America, Inc., Resource Energy, Inc., Viking Resources Corporation, PNC Bank, National Association, as Issuing Bank and Agent, First Union National Bank, as Syndication Agent, and others

            12           Computation of ratios

            21           List of subsidiaries

            23.1         Consent of Wright & Company, Inc.

            23.2         Consent of E.E. Templeton & Associates, Inc.

            27           Financial data schedule