Form 10-Q
period 1999-12-31
RESOURCE AMERICA INC
filed 2000-02-14
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                      23,373,551 Shares   February 1, 2000

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                PAGE
                                                                                                                ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets - December 31, 1999 (Unaudited)
                      and September 30, 1999..............................................................           3

                  Consolidated Statements of Income (Unaudited)
                      Three Months Ended December 31, 1999 and 1998.......................................           4

                  Consolidated Statements of Comprehensive Income (Unaudited)
                      Three Months Ended December 31, 1999 and 1998.......................................           5

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                      Three Months Ended December 31, 1999................................................           6

                  Consolidated Statements of Cash Flows (Unaudited)
                      Three Months Ended December 31, 1999 and 1998.......................................           7

                  Notes to Consolidated Financial Statements (Unaudited)
                      December 31, 1999...................................................................        8-14

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...........................................................       14-22

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..............................       22-24


PART II           OTHER INFORMATION

Item 5.           Other Information ......................................................................          25

Item 6.           Exhibits and Reports on Form 8-K........................................................          25


                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          December 31,       September 30,
                                                                                              1999                1999
                                                                                         -------------       -------------
                                                                                          (Unaudited)
ASSETS
Cash and cash equivalents...........................................................     $     47,206        $      42,643
Accounts and notes receivable and other prepaid expenses............................           23,719               18,977
Investments in real estate loans (less allowance for
   possible losses of $1,555 and $1,405)............................................          182,555              250,231
Investments in real estate ventures.................................................           17,614               18,159
Investments in leases and notes receivable (less allowance for
   possible losses of $10,276 and $10,017)..........................................          471,916              401,461
Investment in Resource Asset Investment Trust.......................................            9,039                9,300
Property and equipment:
   Oil and gas properties and equipment (successful efforts)........................           79,927               78,923
   Gas gathering and transmission facilities........................................           15,867               18,061
   Other............................................................................           12,793               12,198
                                                                                         ------------        -------------
                                                                                              108,587              109,182
   Less - accumulated depreciation, depletion and amortization......................          (23,310)             (21,213)
                                                                                         -------------       --------------
         Net property and equipment.................................................           85,277               87,969
Other assets (less accumulated amortization of $7,429 and $6,058)...................          105,855               72,647
                                                                                         ------------        -------------
                                                                                         $    943,181        $     901,387
                                                                                         ============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
   Warehouse debt...................................................................     $     23,421        $      15,291
   Non recourse debt................................................................          456,351              439,943
   Senior debt......................................................................           99,850              101,400
   Other debt ......................................................................           23,798               21,188
                                                                                         ------------        --------------
         Total debt.................................................................          603,420              577,822
Other liabilities:
   Accounts payable.................................................................           15,988               16,751
   Accrued liabilities..............................................................           41,844               27,395
   Estimated income taxes...........................................................            4,480                2,563
   Deferred income taxes............................................................           11,304               13,069
                                                                                         ------------        -------------
         Total liabilities..........................................................          677,036              637,600

Commitments and contingencies.......................................................                -                    -

Stockholders' equity
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ..................                -                    -
   Common stock, $.01 par value: 49,000,000 authorized shares.......................              244                  244
   Accumulated other comprehensive loss.............................................           (1,873)              (1,764)
   Additional paid-in capital.......................................................          220,999              221,084
   Less treasury stock, at cost.....................................................          (16,839)             (17,002)
   Less loan receivable from Employee Stock Ownership Plan .........................           (1,480)              (1,488)
   Retained earnings................................................................           65,094               62,713
                                                                                         ------------        -------------
         Total stockholders' equity.................................................          266,145              263,787
                                                                                         ------------        -------------
                                                                                         $    943,181        $     901,387
                                                                                         ============        =============

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                           Three Months Ended December 31,
                                                                                               1999                1998
                                                                                          --------------        -----------
                                                                                       (in thousands, except per share data)
REVENUES
Real estate finance.......................................................................   $     6,651        $    10,001
Equipment leasing.........................................................................        14,451              4,406
Energy....................................................................................        15,924             15,126
Interest and other........................................................................           850              1,103
                                                                                             -----------        -----------
                                                                                                  37,876             30,636

COSTS AND EXPENSES
Real estate finance.......................................................................           734                478
Equipment leasing.........................................................................         2,241              2,033
Energy....................................................................................        11,456             11,346
General and administrative................................................................         1,850                988
Depreciation, depletion and amortization..................................................         3,229              1,627
Interest..................................................................................        11,901              3,995
Provision for possible losses.............................................................         1,858                537
                                                                                             -----------        -----------
                                                                                                  33,269             21,004
                                                                                             -----------        -----------
Income from continuing operations before income taxes,
   extraordinary item and cumulative effect of a change in accounting principle...........         4,607              9,632
Provision for income taxes................................................................         1,570              3,456
                                                                                             -----------        -----------
Income from continuing operations before extraordinary item
   and cumulative effect of a change in accounting principle..............................         3,037              6,176
Discontinued operations:
   Loss from operations of subsidiary, net of taxes of $366...............................             -               (732)
                                                                                             -----------        -----------
                                                                                                   3,037              5,444

Extraordinary item, net of taxes of $63 and $150..........................................           122                291
Cumulative effect of change in accounting principle, net of taxes of $369.................            -                (471)
                                                                                             -----------        -----------
Net income................................................................................   $     3,159        $     5,264
                                                                                             ===========        ===========

Net income per common share - basic:
   From continuing operations.............................................................   $       .13        $       .28
   Discontinued operations................................................................             -               (.03)
   Extraordinary item.....................................................................           .01                .01
   Cumulative effect of a change in accounting principle..................................             -               (.02)
                                                                                             -----------        -----------
Net income per common share - basic.......................................................   $       .14        $       .24
                                                                                             ===========        ===========
Weighted average common shares outstanding................................................        23,318             21,871
                                                                                             ===========        ===========

Net income per common share - diluted:
   From continuing operations.............................................................   $       .13        $       .28
   Discontinued operations................................................................             -               (.03)
   Extraordinary item.....................................................................             -                .01
   Cumulative effect of a change in accounting principle..................................             -               (.02)
                                                                                             -----------        -----------
Net income per common share - diluted.....................................................   $       .13        $       .24
                                                                                             ===========        ===========
Weighted average common shares............................................................        23,742             22,393
                                                                                             ===========        ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                             Three Months Ended December 31,
                                                                                                1999                1998
                                                                                             -----------        -----------
                                                                                                       (Unaudited)
                                                                                                     (in thousands)

Net income................................................................................   $     3,159        $     5,264

Other comprehensive income (loss):
   Unrealized loss on investment, net of taxes of $89 and $940............................          (172)            (1,777)
   Foreign currency translation adjustment, net of taxes of $40...........................            63                  -
                                                                                             -----------        -----------
                                                                                                    (109)            (1,777)
                                                                                             ------------       ------------

Comprehensive income......................................................................   $     3,050        $     3,487
                                                                                             ===========        ===========



           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)
                        (in thousands, except share data)

                                                                           Accumulated
                                                    Common stock              Other         Additional
                                             --------------------------   Comprehensive       Paid-In
                                                 Shares        Amount         Loss            Capital
                                             ----------------------------------------------------------

Balance, October 1, 1999..................     24,385,279     $     244      $  (1,764)      $ 221,084
Treasury shares issued....................                                                        (106)
Issuance of common stock..................          2,828             -                             21
Other comprehensive income:
   Net unrealized loss on investment......                                        (172)
   Foreign currency translation
     adjustments..........................                                          63
Cash dividends ($.03 per share)...........
Repayment of ESOP Loan....................
Net income................................
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1999................     24,388,107     $     244      $  (1,873)     $  220,999
                                               ==========     =========      ==========     ===========

[RESTUB]


                                                   Treasury Stock           ESOP                        Totals
                                             -------------------------      Loan        Retained     Stockholders'
                                                Shares       Amount      Receivable     Earnings        Equity
                                            ----------------------------------------------------------------------

Balance, October 1, 1999..................    (1,071,432)   $  (17,002)    $  (1,488)  $   62,713     $   263,787
Treasury shares issued....................         7,740           163                                         57
Issuance of common stock..................                                                                     21
Other comprehensive income:
   Net unrealized loss on investment......                                                                   (172)
   Foreign currency translation
     adjustments..........................                                                                     63
Cash dividends ($.03 per share)...........                                                   (778)           (778)
Repayment of ESOP Loan....................                                         8                            8
Net income................................                                                  3,159           3,159
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999................    (1,063,692)   $  (16,839)    $  (1,480)  $   65,094     $   266,145
                                              ===========   ===========    ==========  ==========     ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended December 31,
                                                                                               1999                 1998
                                                                                          --------------        -----------
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................   $     3,159        $     5,264
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization...............................................         3,229              1,627
   Amortization of discount on senior notes and deferred finance costs....................           406                269
   Amortization of initial direct costs...................................................           766                  -
   Provision for possible losses..........................................................         1,858                537
   Loss from operations of discontinued subsidiary........................................             -                732
   Gain on asset dispositions.............................................................        (1,257)            (4,613)
   Property impairments and abandonments..................................................           381                  -
   Deferred income taxes..................................................................          (599)              (975)
   Accretion of discount..................................................................        (1,734)            (2,946)
   Collection of interest.................................................................         3,286              3,716
   Extraordinary gain on debt extinguishment..............................................          (122)              (291)
   Cumulative effect of change in accounting principle....................................             -                471
Change in operating assets and liabilities:
   Increase in accounts receivable and other assets.......................................        (5,474)            (7,130)
   Increase in accounts payable and other liabilities.....................................        14,563              8,220
                                                                                             -----------        -----------
Net cash provided by operating activities of continuing operations........................        18,462              4,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of equipment acquired for lease......................................................      (135,560)           (39,703)
Capital expenditures......................................................................        (2,239)            (4,571)
Principal payments on notes receivable....................................................        68,841                  -
Proceeds from sale of assets..............................................................        23,752             33,306
Increase in other assets..................................................................        (4,223)              (873)
Investments in real estate loans and ventures.............................................        (1,389)            (8,981)
Increase (decrease) in other liabilities..................................................           372             (9,906)
Payments received in excess of revenue recognized on leases...............................        39,753              1,392
                                                                                             -----------        -----------
Net cash used in investing activities of continuing operations............................       (10,693)           (29,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in warehouse borrowings........................................................         8,095              1,125
Non recourse borrowings...................................................................       208,219             25,300
Principal payments on non recourse borrowings.............................................      (191,868)           (25,524)
Other borrowings..........................................................................         3,252                  -
Principal payments on other borrowings....................................................        (1,996)            (2,449)
Dividends paid............................................................................          (778)              (739)
Increase in restricted cash...............................................................       (27,132)                 -
Repayment of ESOP loan....................................................................             8                  -
Increase in other assets..................................................................          (807)               (60)
Proceeds from issuance of stock...........................................................            78                322
                                                                                             -----------        -----------
Net cash used in financing activities of continuing operations............................        (2,929)            (2,025)
                                                                                             -----------        -----------
Net cash used in discontinued operations..................................................          (217)            (1,175)
                                                                                             -----------        -----------
Effect of exchange rate changes on cash...................................................           (60)                 -
Increase (decrease) in cash and cash equivalents..........................................         4,563            (27,655)
Cash and cash equivalents at beginning of period..........................................        42,643             77,025
                                                                                             -----------        -----------
Cash and cash equivalents at end of period................................................   $    47,206        $    49,370
                                                                                             ===========        ===========

           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 (Unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim period included herein have been made.

         Certain reclassifications have been made to the consolidated financial statements for the first quarter ended December 31, 1998 to conform with the first quarter ended December 31, 1999. In addition, certain reclassifications have been made to the consolidated financial statements for the first quarter ended December 31, 1998 to reflect discontinued operations and the cumulative effect of a change in an accounting principle.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Other Assets

         Included in other assets are intangible assets that consist primarily of the excess of the acquisition cost over the fair value of the net assets of businesses acquired (goodwill), contracts acquired through acquisitions recorded at fair value on their acquisition dates and deferred financing costs. Goodwill is being amortized on a straight-line basis over periods ranging from 15 to 30 years, contracts acquired are being amortized on a declining balance method (except for the drilling program syndication network which is being amortized on a straight-line basis) over their respective estimated lives, ranging from five to 30 years, and deferred financing costs are being amortized over the terms of the related loans (two to seven years). In addition, other assets includes restricted cash which arose through a prefunding from the November 1999 term securitization by the Company's leasing subsidiary.

         Other assets at December 31, 1999 and September 30, 1999 were:

                                                                                          December 31,         September 30,
                                                                                              1999                 1999
                                                                                          ------------          -----------
                                                                                           (Unaudited)
Goodwill..............................................................................    $    47,144           $    43,255
Contracts acquired (including syndication network)....................................         18,310                18,636
Restricted cash.......................................................................         27,357                   225
Deferred financing costs..............................................................          6,186                 5,842
Net assets of discontinued operations.................................................          2,422                 2,394
Net assets held for disposition.......................................................            850                   850
Other.................................................................................          3,586                 1,445
                                                                                          -----------           -----------
                                                                                          $   105,855           $    72,647
                                                                                          ===========           ===========

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

         The following table provides information of other financial instruments as of December 31, 1999:

                                                                                                Carrying          Estimated
                                                                                                 Amount           Fair Value
                                                                                                 ------           ----------
                                                                                                       (in thousands)
Warehouse debt............................................................................     $    23,421      $    23,421
Securitized term facilities...............................................................         289,286          286,871
CP conduit facilities.....................................................................         100,536          100,536
Term facility.............................................................................           4,179            4,179
Real estate finance.......................................................................          22,875           22,875
Energy....................................................................................          39,475           39,475
Senior debt...............................................................................          99,850           77,384
Other debt................................................................................          23,798           23,798
                                                                                               -----------      -----------
   Totals.................................................................................     $   603,420      $   578,539
                                                                                               ===========      ===========

Earnings Per Share

         Earnings per share - basic is determined by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share - diluted is computed by dividing net income as adjusted by the sum of the weighted average number of shares outstanding and dilutive potential common shares issuable during the period. Dilutive potential common shares consist of the excess of common shares issuable under the terms of various stock option and warrant agreements over the number of such shares that could have been reacquired (at the weighted average price of the Company's common stock during the period) with the proceeds received from the exercise of the options and warrants.

         The computations of basic and diluted earnings per share for each period were as follows:

                                                                                          Three Months Ended December 31,
                                                                                               1999             1998
                                                                                            ----------       ---------
                                                                                                  (in thousands)
Income from continuing operations before extraordinary item
   and cumulative effect of a change in accounting principle.............................   $   3,037        $   6,176
   Loss from discontinued operations.....................................................           -             (732)
   Extraordinary gain on early extinguishment of debt....................................         122              291
   Cumulative effect of a change in accounting principle.................................           -             (471)
                                                                                            ---------        ----------
   Net income............................................................................       3,159            5,264
   Minority interest in net income of subsidiary upon assumed option exercise............         (91)               -
                                                                                            ---------        ---------
   Net income as adjusted................................................................   $   3,068        $   5,264
                                                                                            =========        =========
   Basic average shares of common stock outstanding......................................      23,318           21,871
   Dilutive effective of stock option and award plans....................................         424              522
                                                                                            ---------        ---------
   Dilutive average shares of common stockholders........................................      23,742           22,393
                                                                                            =========        =========

                                       9

NOTE 3 - CASH FLOW STATEMENTS

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                                             Three Months Ended December 31,
                                                                                                 1999               1998
                                                                                             -----------        -----------
                                                                                                     (in thousands)
Cash paid during the period for:
   Interest...............................................................................   $     8,127        $       288
   Income taxes...........................................................................           482              6,246

NOTE 4 - ACQUISITIONS

         On August 31, 1999, the Company acquired all of the common stock of Viking Resources Corporation in exchange for 1,243,684 shares of the Company's common stock and the assumption of Viking Resources debt as described below. Viking Resources is a company primarily involved in the energy finance business through the syndication of oil and gas properties in the Appalachian Basin.

         The Viking Resources acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Viking Resources are included in the Company's consolidated financial statements commencing September 1, 1999. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition as summarized below (in thousands).

Estimated fair value of assets acquired...................................................................    $    48,289
Liabilities assumed.......................................................................................        (19,910)
Common stock issued.......................................................................................        (12,437)
                                                                                                              ------------
Net cash paid.............................................................................................    $   (15,942)
                                                                                                              ============

         This acquisition was immaterial to the results of operations of the Company, and therefore pro forma information is excluded.

         On February 4, 1999, the Company acquired all of the common stock of JLA Credit Corporation, in exchange for cash and assumption of JLA Credit debt. The acquisition was recorded as a purchase and accordingly the results of JLA Credits' operations are included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition as summarized below (in thousands).

Estimated fair value of assets acquired...................................................................    $   315,466
Debt issued...............................................................................................       (142,997)
Debt assumed..............................................................................................       (147,534)
Amounts due seller........................................................................................         (6,673)
                                                                                                              ------------
Net cash paid.............................................................................................    $   (18,262)
                                                                                                              ============

                                       10

         The following table reflects unaudited pro forma combined results of operations of the Company and JLA presented as if the acquisition had taken place on October 1, 1998:

                                                                                                          Three Months Ended
                                                                                                             December 31,
                                                                                                                 1998
                                                                                                          ------------------
                                                                                                            (in thousands,
                                                                                                       except per share amounts)
                                                                                                              (unaudited)

Revenues .................................................................................................    $  40,908
Net income from continuing operations.....................................................................        7,832
Net income................................................................................................        6,920
Net income per common share - basic:
   Net income from continuing operations..................................................................    $     .36
   Net income.............................................................................................    $     .32
Net income per common share - diluted:
   Net income from continuing operations..................................................................    $     .35
   Net income.............................................................................................    $     .31

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to: (i) depreciation and amortization expense attributable to allocation of the purchase price; (ii) interest expense for additional borrowings; (iii) equipment leasing revenue as a result of the purchase price allocation; and (iv) provision for income taxes to reflect the above adjustments at the Company's tax rate. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been consummated on October 1, 1998 or of future results of operations of the consolidated entities.

NOTE 5 - INVESTMENTS IN REAL ESTATE LOANS

         The Company primarily focuses its real estate activities on the purchase of income producing commercial mortgages at a discount from both the face value of such mortgages and the appraised value of the properties underlying the mortgages. The Company records as income the accretion of a portion of the difference between its cost basis in a commercial mortgage and the sum of projected cash flows therefrom. Cash received by the Company for payment on each mortgage is allocated between principal and interest. This accretion of discount amounted to $1.7 million and $2.9 million during the three months ended December 31, 1999 and 1998, respectively. As the Company sells senior lien interests or receives funds from refinancings in such mortgages, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At December 31, 1999, the Company held real estate loans having aggregate face values of $698.0 million, which were being carried at an aggregate cost of $182.6 million, including cumulative accretion.

         The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the three months ended December 31, 1999 and 1998.

                                                                                           Three Months Ended December 31,
                                                                                               1999                 1998
                                                                                          ------------          -----------
                                                                                                     (in thousands)
Balance, beginning of period (commercial mortgage loans only).........................    $   250,231           $   188,651
New loans.............................................................................              -                 5,479
Additions to existing loans...........................................................          1,389                 3,502
Provisions for possible losses........................................................           (150)                 (100)
Accretion of discount (net of collection of interest).................................          1,734                 2,946
Collections of principal..............................................................        (59,440)                    -
Cost of loans sold....................................................................        (11,209)               (3,334)
                                                                                          -----------           -----------
Balance, end of period (commercial mortgage loans only)...............................        182,555               197,144
Investments in residential mortgage loans
   (less an allowance for possible losses of $326)....................................              -                 8,214
                                                                                          -----------           -----------
Balance, end of period................................................................    $   182,555           $   205,358
                                                                                          ===========           ===========

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the for the three months ended December 31, 1999 and 1998:

                                                                                           Three Months Ended December 31,
                                                                                               1999                 1998
                                                                                          ------------          -----------
                                                                                                     (in thousands)
Balance, beginning of period..........................................................    $     1,405           $     1,191
   Provision for possible losses......................................................            150                   100
   Write-offs.........................................................................              -                     -
                                                                                          -----------           -----------
Balance, end of period................................................................    $     1,555           $     1,331
                                                                                          ===========           ===========

NOTE 6 - INVESTMENTS IN LEASES AND NOTES RECEIVABLE

         Components of the investments in leases and notes receivable as of December 31, 1999 and September 30, 1999, including residual values are as follows:

                                                                                          December 31,         September 30,
                                                                                              1999                 1999
                                                                                          ------------          -----------
                                                                                                     (in thousands)
Total minimum lease payments receivable...............................................    $   514,848           $   438,323
Initial direct costs, net of amortization.............................................          8,869                 6,213
Unguaranteed residual.................................................................         37,934                31,207
Unearned lease income.................................................................        (91,972)              (79,231)
                                                                                          -----------           -----------
Investments in leases.................................................................        469,679               396,512

Notes receivable......................................................................         12,513                14,966
Allowance for possible losses.........................................................        (10,276)              (10,017)
                                                                                          -----------           -----------
Investments in leases and notes receivable............................................    $   471,916           $   401,461
                                                                                          ===========           ===========

                                       12

         A summary of activity in the Company's allowance for possible losses related to direct financing leases and notes receivable for the three months ended December 31, 1999 and 1998 is as follows:

                                                                                            Three Months Ended December 31,
                                                                                              1999                  1998
                                                                                          ------------          -----------
                                                                                                     (in thousands)
Balance, beginning of period..........................................................    $    10,017           $     1,602
Provision for possible losses.........................................................          1,638                   424
Write offs............................................................................         (1,379)                 (289)
                                                                                          -----------           -----------
Balance, end of period................................................................    $    10,276           $     1,737
                                                                                          ===========           ===========

NOTE 7 - DEBT

         Total debt consists of the following:

                                                                                          December 31,         September 30,
                                                                                              1999                 1999
                                                                                          ------------          -----------
                                                                                                    (in thousands)
Warehouse debt
   Equipment leasing..................................................................    $    23,421           $    15,291
Nonrecourse debt
   Equipment leasing
     Securitized term facilities......................................................        289,286               219,979
     CP conduit facilities............................................................        100,536                93,213
     Term facility....................................................................          4,179                     -
   Real estate finance
     Loan facilities..................................................................              -                58,901
     Revolving credit facilities......................................................         22,000                22,000
     Other............................................................................            875                   875
   Energy
     Revolving and term bank loans....................................................         39,475                44,975
                                                                                          -----------           -----------
         Total non recourse debt......................................................        456,351               439,943
Senior debt...........................................................................         99,850               101,400
Other debt
   Equipment leasing
       Term loans.....................................................................         10,476                 7,587
       Seller financing...............................................................          7,489                 7,725
   Corporate..........................................................................          5,833                 5,876
                                                                                          -----------           -----------
         Total other debt.............................................................         23,798                21,188
                                                                                          -----------           -----------
                                                                                          $   603,420           $   577,822
                                                                                          ===========           ===========

                                       13

NOTE 8 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in three principal industry segments - real estate finance, equipment leasing and energy. Segment data for the three months ended December 31, 1999 and 1998 are as follows:

                                                                                           Three Months Ended December 31,
                                                                                               1999                 1998
                                                                                          ------------          -----------
                                                                                                     (in thousands)
   Revenues:
     Real estate finance..............................................................    $     6,651           $    10,001
     Equipment leasing................................................................         14,451                 4,406
     Energy...........................................................................         15,924                15,126
     Corporate........................................................................          2,500                 1,588
                                                                                          -----------           -----------
                                                                                          $    39,526           $    31,121
                                                                                          ===========           ===========
   Operating Profit (Loss):
     Real estate finance..............................................................    $     4,451           $     9,255
     Equipment leasing................................................................          1,091                 1,725
     Energy...........................................................................          1,286                 2,267
     Corporate........................................................................         (2,221)               (3,615)
                                                                                          -----------           -----------

                                                                                          $     4,607           $     9,632
                                                                                          ===========           ===========

   Identifiable Assets:
     Real estate finance..............................................................    $   202,703           $   215,406
     Equipment leasing................................................................        530,324                41,125
     Energy...........................................................................        144,488                98,077
     Corporate........................................................................         65,666                65,310
                                                                                          -----------           -----------

                                                                                          $   943,181           $   419,918
                                                                                          ===========           ===========

         Operating profit (loss) represents total revenues less costs attributable thereto, including interest expense, provision for possible losses, and less depreciation, depletion and amortization, but excludes general corporate expenses. The information presented above does not eliminate intercompany interest charges to the leasing segment by corporate of $1.7 million and $485,000 in the three months ended December 31, 1999 and 1998, respectively.

NOTE 9 - PUBLIC OFFERING OF UNITS

         In February 2000, the Company completed its amended registration statement on Form S-1 with respect to the offering related to the Company's pipeline operations. The Company's natural gas pipeline and gathering operations were sold to a master limited partnership which sold 1.5 million common units to the public. As the purchase price for the gathering systems, the master limited partnership paid the Company $16.6 million (before expenses relating to the acquisition, and issued to the Company 1,641,026 subordinated units constituting a 51% limited partner interest in the master limited partnership.


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

Overview of First Quarter of Fiscal 2000

         The Company's gross revenues were $37.9 million in the first quarter of fiscal 2000, an increase of $7.3 million (24%) from $30.6 million in the first quarter of fiscal 1999. The increase in total revenues during the first quarter of fiscal 2000 was primarily due to an increase of $10.1 million in the revenues from the Company's leasing business to $14.5 million from $4.4 million in the first quarter of fiscal 1999. This is primarily due to the acquisition of JLA Credit and the growth of the leasing business. Real estate finance revenues were $6.7 million in the first quarter of fiscal 2000, a decrease of $3.3 million (33%) from $10.0 million in the first quarter of fiscal 1999. Real estate finance and equipment leasing revenues, in the aggregatge, were 56% and 47% of total revenues in the first quarter of fiscal 2000 and 1999, respectively.

         The Company's revenues, expressed as a percentage of its total revenues, were distributed across its operating segments as follows:

                                                                                            Three Months Ended December 31,
                                                                                               1999                1998
                                                                                            ---------            --------
Energy .................................................................................       42%                  49%
Equipment leasing.......................................................................       38%                  14%
Real estate finance.....................................................................       18%                  33%

         The balance (2% and 4% for the three months ended December 31, 1999 and 1998, respectively) is attributable to corporate assets not allocated to a specific operating segment, including cash and the common shares held in Resource Asset Investment Trust. The Company anticipates that its energy revenues, as a percentage of total revenues, will increase in fiscal 2000 as a result of the acquisition of Viking Resources.

         As of December 31, 1999, total assets were $943.2 million, an increase of $41.8 million (5%) from assets of $901.4 million at September 30, 1999. The Company's assets, expressed as a percentage of its total assets, were distributed across its operating segments as follows:

                                                                                           December 31,          September 30,
                                                                                               1999                  1999
                                                                                           -----------           -------------
Real estate finance.....................................................................       21%                    30%
Equipment leasing.......................................................................       56%                    48%
Energy .................................................................................       15%                    15%

         The balance (8% as of December 31, 1999 and 7% as of September 30,
1999) represents corporate assets not attributable to a specific operating segment, as referred to above.

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized and cost and expenses incurred in the Company's real estate finance operations during the periods indicated:

                                                                                           Three Months Ended December 31,
                                                                                              1999                  1998
                                                                                          -----------           -----------
                                                                                                     (in thousands)
Revenues:
   Interest...........................................................................    $     3,797           $     3,716
   Accreted discount..................................................................          1,734                 2,946
   Fees...............................................................................             17                   969
   Gains on sales of senior lien interests............................................              -                 2,370
   Gains on sales of loans............................................................            984                     -
   Loan payments in excess of carrying value and loans................................             73                     -
   Net rental income..................................................................             46                     -
                                                                                          -----------           -----------
                                                                                          $     6,651           $    10,001
                                                                                          ===========           ===========

Costs and Expenses....................................................................    $       734           $       478
                                                                                          ===========           ===========

         Prior to January 1, 1999, most of the transactions in which senior lien interests were created were structured to meet the criteria under generally accepted accounting principles for sales of those interests to the senior lienors. Effective January 1, 1999, the Company made a strategic decision to structure future transactions as financings rather than as sales, thereby retaining the entire principal amount of its commercial mortgage loans originated on its balance sheet. Thus, for most transactions that were completed prior to January 1, 1999 (including two loans sold in fiscal 1999, referred to below in note (i)), the Company recorded a gain on sale which is included in the Company's revenues; refinancing proceeds received subsequent to that date are not recordable as gains under generally accepted accounting principles. Despite the decrease in revenues resulting from the foregoing change, the cash flows available to the Company from its financing transactions, which were generally based on the appraised value and the cash flows of the property underlying the Company's commercial mortgage loans, are unaffected by these modifications. The primary effect of this change in policy is a shift from the recognition of an immediate gain upon the sale of a senior lien interest in a commercial mortgage loan receivable to the recognition of interest income over the life of the loan receivable.

         Revenues from commercial mortgage loan acquisition and resolution operations decreased to $6.7 million in the first quarter ended December 31, 1999, a decrease of $3.3 million (33%) from $10.0 million in the first quarter ended December 31, 1998. The decrease was attributable to the following:

    (i) A decrease of $2.4 million (100%) in gains from sales of senior lien interests. The Company sold senior lien interests in two loans in the first quarter ended December 31, 1998 resulting in proceeds of $5.7 million; no such gains were recognized in the quarter ended December 31, 1999.

    (ii) In the first quarter ended December 31, 1999, proceeds of $10.0 million from the sale of one loan to Resource Asset resulted in a gain of $984,000.

    (iii) A decrease of $1.1 million (17%) in interest income, resulting from a decrease of $1.2 million of accretion of discount. The average accretion rate (accreted discount divided by the book value of average loan balances) on commercial mortgage loans held decreased to 3% in the quarter ended December 31, 1999 as compared to 6% in the quarter ended December 31, 1998.

    (iv) A decrease of $952,000 in fee income (98%) primarily resulting from a one-time fee of $806,000 earned in the first quarter of fiscal 1999 for services rendered to an existing borrower in connection with the operation, leasing and supervision of the collateral securing one of the Company's loans. No such fees were earned during the quarter ended December 31, 1999.

         During the three months ended December 31, 1999, the Company acquired no loans as compared to the purchase and origination of two loans for a cost of $5.5 million during the three months ended December 31, 1998. The two loans acquired during the first quarter ended December 31, 1998 had outstanding receivable balances of $4.0 million and $1.5 million, respectively.

         Gains on sale of loans and senior lien interests in loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in the Company's gain on sale and fee income from period to period.

         As a consequence of the foregoing, the Company's yield (gross real estate finance revenues, including gains resulting from refinancings, sales of loans and sales of senior lien interests in loans, divided by the book value of average loan balances) decreased to 12% in the first quarter ended December 31, 1999 as compared to 19% in the first quarter ended December 31, 1998.

         Costs and expenses of the Company's real estate finance operations were $734,000 in the first quarter ended December 31, 1999, an increase of $256,000 (54%) from $478,000 in the first quarter ended December 31, 1998. The increase was primarily a result of increased compensation to existing employees.

         As a result of the foregoing, the Company's gross operating profit from real estate finance operations decreased to $5.9 million in the first quarter ended December 31, 1999, as compared to $9.5 million in the same period in the prior year.

Results of Operations: Equipment Leasing

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in the Company's equipment leasing operations during the periods indicated:

                                                                                           Three Months Ended December 31,
                                                                                               1999                 1998
                                                                                          ------------          -----------
                                                                                                     (in thousands)
Revenues:
   Small ticket leasing
     Interest and fees................................................................    $    13,765           $     1,402
     Gains on sales of leases.........................................................            280                 2,244
   Partnership management.............................................................            406                   760
                                                                                          -----------           -----------
                                                                                          $    14,451           $     4,406
                                                                                          ===========           ===========
Costs and expenses:
   Small ticket leasing...............................................................    $     1,893           $     1,419
   Partnership management.............................................................            348                   614
                                                                                          -----------           -----------
                                                                                          $     2,241           $     2,033
                                                                                          ===========           ===========

         Through March 31, 1999, the Company structured a substantial part of its lease financing transactions, other than warehouse revolving lines of credit and certain financings relating to JLA Credit, to meet the criteria for treatment as sales under generally accepted accounting principles. Thus, for all such transactions completed through that date, the Company recorded gains on sales. On April 1, 1999, the Company decided to alter the structure of its future securitizations to retain leases that it securitizes as investments on its balance sheet and record the related securitization indebtedness on its balance sheet as debt for accounting purposes. The Company also modified its existing $100.0 million commercial paper conduit facility so that it would retain leases as investments and record related securitization indebtedness as debt on its balance sheet. The primary effect of the change in securitization structure and the modification of its commercial paper conduit facility is that the Company will recognize income over the lives of the lease receivables it securitizes or finances under its commercial paper conduit facilities rather than recognize an immediate gain upon the sale of the lease receivables. The Company's cash flow, which is influenced by the advance rates and discount rates provided for by the commercial paper conduit facilities, was unaffected by these modifications.

         The Company continued to experience growth in its leasing business during the first quarter of fiscal 2000, originating 6,765 leases having a cost of $135.6 million, as compared to 3,221 leases having a cost of $39.7 million during the first quarter of fiscal 1999. This growth was further accelerated by the JLA Credit acquisition on February 4, 1999. The results of operations of JLA Credit are included in the Company's consolidated results of operations from February 4, 1999. JLA Credit accounted for 848 leases having an approximate cost of $40.0 million during the quarter ended December 31, 1999, which primarily accounted for the average cost per lease increase to approximately $20,000 in the quarter ended December 31, 1999 from $12,300 in the quarter ended December 31, 1998.

         Interest and fee income totaled $13.8 million in the first quarter ended December 31, 1999, of which $8.7 million was attributable to JLA Credit and the balance to the increase in lease originations and the retention by the Company of leases it securitized as assets on its balance sheet, as described above. This is an increase of $12.4 million (882%) over the quarter ended December 31, 1998.

         Gains on sale of leases decreased to $280,000 in the first quarter of fiscal 2000 from $2.2 million in the first quarter of fiscal 1999, a decrease of $2.0 million (88%), for the reasons described above. However, the Company currently has two sales facilities, one with IBM Credit and one with IBM Canada, that relate to equipment leases generated through those companies. As a result of the requirements of IBM Credit and IBM Canada, these facilities continue to be structured in a way that requires the Company to treat transactions under the facilities as sales for accounting purposes. All leases generated through IBM Credit and IBM Canada must be sold to these facilities. The gains on sale of leases in the quarter ended December 31, 1999 primarily relate to the IBM sales facilities.

         Equipment leasing costs and expenses increased $208,000 (10%) to $2.2 million in the first quarter ended December 31, 1999, as compared to $2.0 million in the quarter ended December 31, 1998. The increase was primarily a result of the acquisition of JLA Credit ($775,000) offset by an increase in initial direct costs capitalized ($2.9 million) due to the increase in lease volume originations. In addition, expenses related to the Company's partnership management business decreased $266,000 (43%) to $348,000 from $614,000 because the Company managed fewer leases with a reduced staff in the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998.

Results of Operations: Energy

         On August 31, 1999, the Company acquired Viking Resources. Results of operations include the operations of Viking Resources from September 1, 1999 and, accordingly, are not comparable to the similar period of the prior year.

         The following tables set forth certain information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of oil and gas sales, and production cost per equivalent unit in the Company's energy operations during the periods:

                                                                                           Three Months Ended December 31,
                                                                                              1999                  1998
                                                                                          -----------           -----------
                                                                                                    (in thousands)
Revenues:
   Production.........................................................................    $     5,461           $     2,520
   Well drilling......................................................................          7,154                10,401
   Well services......................................................................          3,309                 2,205
                                                                                          -----------           -----------
                                                                                          $    15,924           $    15,126
                                                                                          ===========           ===========
Cost and expenses:
   Exploration and production.........................................................    $     2,383           $     1,322
   Well drilling......................................................................          6,728                 9,313
   Well services......................................................................          2,345                   711
                                                                                          -----------           -----------
                                                                                          $    11,456           $    11,346
                                                                                          ===========           ===========


                                                                                           Three Months Ended December 31,
                                                                                              1999                  1998
                                                                                          -----------           -----------
Revenues (in thousands):
   Gas(1).............................................................................    $     4,415           $     2,289
   Oil................................................................................          1,025                   172
Production volumes (in thousands):
   Gas (thousands of cubic feet ("mcf")/day)(1).......................................         16,646                10,522
   Oil (barrels ("bbls")/day).........................................................            541                   154
Average sale price:
   Gas (per mcf)......................................................................    $      2.88           $      2.36
   Oil (per bbl)......................................................................    $     20.58           $     12.15

------------------
(1) Excludes sales of residual gas and sales to landowners.

         Natural gas revenues were $4.4 million in the first quarter ended December 31, 1999, an increase of $2.1 million (93%) from $2.3 million in the first quarter of fiscal 1998 due to a 58% increase in production volumes and a 22% increase in the average sales price of natural gas. Oil revenues were $1.0 million in the first quarter of fiscal 2000, an increase of $853,000 (496%) from $172,000 in the first quarter of fiscal 1999, due to a 251% increase in production volumes and a 69% increase in the average sales price of oil during the first quarter of fiscal 1999. Both gas and oil volumes continued to be favorably impacted by the acquisition of The Atlas Group at the end of fiscal 1998 and Viking Resources in August 1999.

         Without the addition of Viking Resources, gas and oil production revenues would have been $3.1 million and $316,000 respectively, for the first quarter of fiscal 2000, resulting in an overall increase of $965,000 (39%) compared to the first quarter of fiscal 1999. Average daily gas production volumes would have been 11,658 mcf for the first quarter of fiscal 2000, an 11% increase compared to the first quarter of fiscal 1999. The average sales price per mcf would have increased to $2.90. Average daily oil production would have increased by three barrels (2%) over the first quarter of fiscal 1999, the average sales price per barrel would have increased by $7.51 (62%).

         Well drilling revenues and expenses in the first quarter ended December 31, 1999 represent the billings and costs associated with the completion of 37 wells for partnerships sponsored by Atlas America in the first quarter of fiscal 2000 as compared to 53 wells in the first quarter of fiscal 1999.

         Well services revenues and related costs increased significantly as a result of an increase in the number of wells operated due to the acquisition of Viking Resources and the addition of wells drilled by Atlas America.

         Production costs (excluding exploration costs of $514,000) increased 713,000 (62%) to $1.9 million in the first quarter ended December 31, 1999, as compared to the same period in the prior year as a result of the acquisition of the interests in producing properties referred to above.

         Amortization of oil and gas property costs as a percentage of oil and gas revenues was 27% in the first quarter ended December 31, 1999 compared to 24% in the first quarter ended December 31, 1998. The variance from period to period was directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas.

Results of Operations: Other Revenues, Costs and Expenses

         Interest and other income decreased $253,000 (23%) to $850,000 in the quarter ended December 31, 1999, as compared to the quarter ended December 31, 1998, primarily as a result of a substantial decrease in the Company's uncommitted cash balances. The temporary investment of such balances during the quarter ended December 31, 1999 decreased interest income by $313,000 as compared to the quarter ended December 31, 1998.

         General and administrative expenses increased $862,000 (87%) to $1.9 million in the quarter ended December 31, 1999, as compared to $988,000 the quarter ended December 31, 1998, primarily as a result of the hiring of additional corporate staff and increases in the compensation of senior officers, together with an increase in occupancy costs as the Company leased additional office space to accommodate its increased staff.

         Interest expense increased $7.9 million (198%) to $11.9 million in the quarter ended December 31, 1999 as compared to $4.0 million in the quarter ended December 31, 1998, primarily reflecting an increase in borrowings ($5.0 million) as a result of the acquisition of JLA Credit and the decision by the Company on April 1, 1999 to alter the structure of its future securitizations to retain leases it securitizes as investments on its balance sheet and to record the related securitization indebtedness on its balance sheet as debt.

         Provision for possible losses increased $1.3 million (246%) to $1.9 million in the quarter ended December 31, 1999 as compared to $537,000 in the quarter ended December 31, 1998. The increase was primarily the result of increases in the provision for possible losses relating to equipment leasing ($1.2 million). The increased provision reflects the increase in lease originations. In establishing the Company's allowance for possible losses in connection with its real estate finance and equipment leasing operations, the Company considers among other things, the historic performance of the Company's loan or lease portfolios, industry standards and experience regarding losses in similar loans or leases and payment history on specific loans and leases, as well as general economic conditions in the United States, in the borrower's or lessee's geographic area and in its specific industry.

         The effective tax rate decreased to 34% in the quarter ended December 31, 1999 from 36% in the quarter ended December 31, 1998. The decrease resulted from an increase in the generation of depletion for tax purposes due to the Viking Resources acquisition and an increase in tax credits. These increases in tax benefits were partially offset by an increase in state income taxes.

Liquidity and Capital Resources

         During the past three fiscal years, the Company has derived its capital resources from three main sources: public and private offerings of debt and equity securities, lines of credit and purchase facilities extended by banks and other institutional lenders with respect to equipment leasing and energy operations, and sales of senior lien interests in or borrower refinancings of commercial mortgage loans held in the Company's portfolio. The Company has employed its available capital resources primarily in the expansion of its small ticket leasing and real estate finance businesses. However, through its acquisition of The Atlas Group and Viking Resources, the Company has significantly expanded its oil and gas operations and, as a result, may direct capital resources to oil and gas operations as other opportunities arise or as the Company's oil and gas business develops.

         The Company believes that its future growth and earnings will be materially dependent upon its ability to continue to generate capital resources from prior sources or to identify new sources. As a result of the continued depressed price of the Company's common stock, the Company anticipates that generating additional capital resources on terms similar to those available during fiscal 1997 and 1998 may be restricted. Accordingly, the Company's ability to generate continued growth in its real estate finance and equipment leasing operations may be restricted, which could adversely affect the Company's earnings potential.

         Sources and (uses) of cash for the three months ended December 31, 1999 and 1998 were as follows:

                                                                                           Three Months Ended December 31,
                                                                                               1999                 1998
                                                                                          ------------          -----------
                                                                                                    (in thousands)
Provided by operations................................................................    $    18,462                 4,881
Used in investing activities..........................................................        (10,693)              (29,336)
Used in financing activities..........................................................         (2,929)               (2,025)
Used in discontinued operations.......................................................           (217)               (1,175)
Effect of exchange rate changes on cash...............................................            (60)                    -
                                                                                          -----------           -----------
                                                                                          $     4,563           $   (27,655)
                                                                                          ===========           ===========

                                       20

         The Company had $47.2 million in cash and cash equivalents on hand at December 31, 1999, as compared to $42.6 million at September 30, 1999. The Company's ratio of earnings to fixed charges was 1.3 to 1.0 in the quarter ended December 31, 1999 as compared to 2.2 to 1.0 in the quarter ended December 31, 1998.

         The Company's cash provided by operating activities in the first quarter of fiscal 2000 increased $13.6 million as compared to the first quarter of fiscal 1999, primarily as a result of the following:

   (i) a $4.7 million increase in net income from continuing operations before non-cash items.

  (ii)  a $8.0 million decrease in net working capital

         The Company's cash used in investing activities decreased $18.6 million in the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998 as a result of the following:

   (i) In small ticket leasing, cash used increased $65.9 million primarily as a result of an increase of $95.9 million in cash used to acquire equipment for lease and a decrease in proceeds from the sale of assets ($7.6 million) which was partially offset by an increase in payments in excess of revenue recognized ($38.4 million).

   (ii) In energy, cash used decreased $1.3 million as a result of the decrease in the number of wells (16) participated in by the Company through Atlas ($1.7 million).

   (iii) In real estate finance, cash provided increased $71.3 million as a result of an increase of $63.2 million in principal payments and proceeds from the sale of loans, and a $7.6 million decrease in investments in real estate loans and ventures.

         The Company's cash flow used in financing activities increased $904,000 during the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. This increase resulted from a $27.3 million increase in the Company's net borrowings, partially offset by an increase of $27.1 million in restricted cash, which is held in the Company's securitization trusts.

Computer Systems and Year 2000 Issues

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

         The Company has communicated with all of its significant business partners through a Vendor Readiness Survey to determine their Year 2000 compliance. Responses are evaluated as they are received to determine if additional action is required to ensure compliance of the business partner. As of December 31, 1999, all of the Company's principal business partners have advised the Company that they are Year 2000 compliant or have initiated programs that will render them Year 2000 compliant in a timely fashion.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table sets forth certain information regarding 37 of the 39 loans held in the Company's portfolio as of December, 1999. The presentation, for each category of information, aggregates the loans by their maturity dates for maturities occurring in each of the fiscal years 2000 through 2004 and separately aggregates the information for all maturities arising after the 2004 fiscal year. The Company does not believe that these loans are sensitive to changes in interest rates since (i) the loans are subject to forbearance or other agreements that require all of the operating cash flow from the properties underlying the loans, after debt service on senior lien interests, to be paid to the Company and thus are not currently being paid based on the stated interest rates of the loans; (ii) all senior lien interests are at fixed rates and are thus not subject to interest rate fluctuation that would affect payments to the Company; and (iii) each loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flow were to exceed the interest rate, as originally underwritten.


                                Portfolio Loans, Aggregated by Maturity Dates,(1) For The First Quarter Ended December 31,
                                 2000          2001           2002           2003        2004      Thereafter         Totals
                             ----------     ----------     ----------     ----------   -------     -----------      -----------
Outstanding loan
receivable balances (to
the Company's interest)     $19,241,333    $14,057,052    $38,786,404    $46,596,877     n/a      $116,110,904     $234,792,570

Carried cost of loans
(fixed rate)                $ 8,458,891    $ 4,211,194    $22,827,940    $11,303,090     n/a      $ 78,328,967     $125,130,082

Average stated interest
rate (fixed rate)                12.30%          9.98%          9.73%          8.25%     n/a            12.26%

Carried cost of loans
(variable rate)             $   792,594    $   423,640    $ 1,378,048    $   724,901     n/a      $  4,832,285     $  8,151,468

Average interest payment
rate                              (2)           (2)            (2)           (2)         n/a           (2)

Outstanding balance of
senior lien interests (3)   $ 9,581,800    $ 7,174,468    $ 7,712,136    $21,030,777     n/a      $209,035,251     $254,534,432

Average interest rate of
senior lien interests
(fixed rate)                      8.44%          9.38%          9.45%          9.84%     n/a             9.38%

---------------
(1) Maturity dates of related forbearance agreement or Company's interest in the loan.

(2) Pay rates are equal to the net cash flow from the underlying properties after payments on senior lien interests and, accordingly, depend upon future events not determinable as of the date hereof.

(3)   Maturity dates for senior lien interests are as follows:

                Maturity Date of                   Maturity Dates of
                Company's Loans                  Senior Lien Interests              Outstanding Balance
               (Fiscal Year Ended                  (Fiscal Year Ended             of Senior Lien Interests
                 September 30)                       September 30)                  at December 31, 1999
                 -------------                       -------------                  --------------------
                      2000                                2000                         $    7,485,800
                                                          2002                              2,096,000

                      2001                                2000                              2,000,000
                                                          2001                              2,809,000
                                                          2007                              2,365,468

                      2002                                2003                              5,312,136
                                                          2004                              2,400,000

                      2003                                2003                             18,869,676
                                                          2006                              2,161,101

                      2004                                2004                                   None

                   Thereafter                             2001                              2,010,000
                                                          2003                              3,563,973
                                                          2004                              4,416,337
                                                          2008                            142,246,486
                                                          2009                             49,137,832
                                                          2010                              5,653,418
                                                          2014                              2,007,205
                                                                                        -------------
                     Total                                                             $  254,534,432
                                                                                        =============

         The following table sets forth information concerning two of the 39 loans held in the Company's portfolio at December 31, 1999 that the Company believes may be deemed to be interest rate sensitive.


      Outstanding receivable balance (to the
        Company's interest).......................      $    59,380,198                    $    40,388,946

      Carried cost of loan........................      $    13,536,336                    $    37,279,341

      Stated interest rate........................               10.647%                 Federal funds rate plus 87.5
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

      Interest payment rate.......................    Net cash flow from property        Net cash flow from property
                                                      underlying loan                    underlying loan

      Outstanding balance of senior lien
        interests.................................      $    49,195,889                    $    58,950,000

      Stated interest rate (senior lien interest).    LIBOR plus 300 basis points        LIBOR plus 250 basis points
                                                                                         (8.875% maximum rate)

      Current interest payment rate (senior lien
        interest).................................                8.25%                              8.75%

      Maturity date (senior lien interest)........             03/30/02                           10/01/01

                                       23

         Interest Rate Risk and Hedging. Interest rate hedge agreements outstanding at December 31, 1999 for Fidelity Leasing's commercial paper conduit securitizations had an aggregate notional value of approximately $310.0 million, required payments based on fixed rates ranging from 5.32% to 11.00% and had a positive estimated fair market value of approximately $2.1 million.

         Interest Rate Sensitivity. The table below provides information as of December 31, 1999 about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on LIBOR as of December 31, 1999.

                                                                        Expected Maturity Date
                                   -----------------------------------------------------------------------------------
                                       2000         2001        2002         2003          2004          Thereafter    Total
                                       ----         ----        ----         ----          ----          ----------    -----
Liabilities:
 Fixed rate...................... $ 95,497,170   $85,628,739   $50,841,434   $26,143,363   $12,170,651   $7,080,336    $277,361,692
 Average interest rate...........        7.20%         7.64%         7.28%         6.65%         6.81%        6.74%           7.27%
 Variable (commercial paper)..... $147,279,350   $86,423,575   $54,436,667   $26,841,181   $10,215,111   $1,078,153    $326,274,036
 Average interest rate...........        7.10%         6.88%         6.87%         6.96%         6.81%        6.82%           6.98%

Interest Rate Derivatives:
 Interest rate swaps:
 Variable to fixed............... $108,291,396   $95,381,595   $61,835,846   $31,399,084   $12,051,547   $1,411,152    $310,310,620
 Average pay rate................        6.08%         6.16%         6.21%         6.23%         6.29%        6.27%           6.16%
 Average receive rate............        5.91%         5.94%         5.88%         5.82%         5.61%        5.69%           5.89%

         The following table sets forth certain information regarding the Company's debt as of December 31, 1999, excluding debt relating to the Company's equipment leasing operations discussed above. For further information regarding the Company's 12% Notes and credit facilities, see Item 1 "Business-Sources of Funds." The Company's interest-bearing assets are discussed above in this item.

                                                               Expected Maturity Date
                                                      For the Fiscal Years Ended September 30,
                         ----------------------------------------------------------------------------------------
                         2000            2001           2002            2003            2004         Thereafter          Total
                         ----            ----           ----            ----            ----         ----------          -----
Fixed rate                -               -               -              -          $99,850,000           -            $99,850,000

Average interest
rate                      -               -               -              -               12.00%           -                 -

Variable rate          $10,332,000     $21,666,000     833,000       $34,477,000          -               -            $67,308,000

Average interest
rate                         8.49%           8.31%       9.00%             8.75%          -               -                 -

                                       24

PART II.   OTHER INFORMATION

Item 5.  Other Information.

            The Board of Directors of the Company adopted amended and restated bylaws effective as of December 14, 1999. Among other changes, the amended bylaws provide that a stockholder may bring a matter of business or nominations for the election of directors before a meeting of stockholders only if the stockholder has given written notice to the Company in proper form of such matter not less than 90 days before the first anniversary date of the mailing date of the Company's proxy solicitation materials for the previous year's annual meeting of stockholders and, in the case of a special meeting of stockholders, such business is within the purpose or purposes specified in the notice of the meeting and the stockholder has given written notice to the Company not less than 90 days prior to the date of the special meeting.

            The chairman of a stockholders' meeting may refuse to acknowledge the nomination of any person or the proposal of any business not made in compliance with the foregoing procedure. Moreover, even if the nomination or proposal is recognized, the effect of this bylaw provision is that persons named as proxies on the form of proxy card to be mailed in connection with the solicitation of proxies on behalf of the Company's Board of Directors in connection with the annual meeting of stockholders will be authorized to vote in their own discretion on any proposal as to which the Company has not received written notice within the timeframe set forth in the bylaws.

ITEM 6.  Exhibits And Reports On Form 8-K

  (a)    Exhibits:

         Exhibit No.   Description
         -----------   -----------
            3.1        Restated Certificate of Incorporation of the Company
            3.2        Amended and Restated By-Laws of the Company
           10.29       Employment Agreement between Scott F. Schaeffer and the Company
           10.30       Employment Agreement between Daniel G. Cohen and the Company
           10.31       Employment Agreement between Steven J. Kessler and the Company
           10.32       Employment Agreement between Nancy J. McGurk and the Company
           27          Financial Data Schedule

  (b)    Reports on Form 8-K

         During the quarter for which this report is being filed, the Company filed a current report on Form 8-K dated October 5, 1999 regarding a meeting of institutional stockholders of the Company.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: February 14, 2000                     By:      /s/ Steven J. Kessler
      -----------------                              ---------------------
                                                     STEVEN J. KESSLER
                                                     Senior Vice President and
                                                     Chief Financial Officer

Date: February 14, 2000                     By:      /s/ Nancy J. McGurk
      -----------------                              -------------------
                                                     NANCY J. McGURK
                                                     Vice President-Finance and
                                                     Chief Accounting Officer