Form 10-Q
period 2000-03-31
RESOURCE AMERICA INC
filed 2000-05-15
CIK 83402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______


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

              1521 Locust Street, Suite 400, Philadelphia, PA 19102
                    (Address of principal executive offices)
                                   (Zip code)

                                 (215) 546-5005
              (Registrant's telephone number, including area code)

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

               23,364,097 Shares                  May 8, 2000

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I.       FINANCIAL INFORMATION                                                                               PAGE
                                                                                                                --------

   Item 1.      Financial Statements

                Consolidated Balance Sheets - March 31, 2000 (Unaudited)
                    and September 30, 1999....................................................................        3

                Consolidated Statements of Income (Unaudited)
                    Three Months and Six Months Ended March 31, 2000 and 1999.................................        4

                Consolidated Statements of Comprehensive Income (Unaudited)
                    Three Months and Six Months Ended March 31, 2000 and 1999.................................        5

                Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    Six Months Ended March 31, 2000...........................................................        6

                Consolidated Statements of Cash Flows (Unaudited)
                    Six Months Ended March 31, 2000 and 1999..................................................        7

                Notes to Consolidated Financial Statements (Unaudited)
                    March 31, 2000............................................................................        8

   Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................................................       15

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk....................................       22


PART II.        OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K..............................................................       23

   SIGNATURES.................................................................................................       23

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            March 31,         September 30,
                                                                                              2000                 1999
                                                                                        ----------------       -----------
                                                                                           (Unaudited)
ASSETS
Cash and cash equivalents...........................................................     $     19,220        $      42,643
Accounts and notes receivable and other prepaid expenses............................           12,645               18,977
Net assets of discontinued operations...............................................           97,537                2,394
Investments in real estate loans (less allowance for
   possible losses of $1,705 and $1,405)............................................          183,599              250,231
Investments in real estate ventures.................................................           17,546               18,159
Investments in leases and notes receivable (less allowance for
   possible losses of  $10,017).....................................................                -              401,461
Investment in Resource Asset Investment Trust.......................................            8,986                9,300
Property and equipment:
   Oil and gas properties and equipment (successful efforts)........................           83,725               78,923
   Gas gathering and transmission facilities........................................           18,265               18,061
   Other............................................................................            6,934               12,198
                                                                                         ------------        -------------
                                                                                              108,924              109,182
   Less - accumulated depreciation, depletion and amortization......................          (23,511)             (21,213)
                                                                                         -------------       --------------
         Net property and equipment.................................................           85,413               87,969
Other assets (less accumulated amortization of $8,360 and $6,058)...................           53,236               70,253
                                                                                         ------------        -------------
                                                                                         $    478,182        $     901,387
                                                                                         ============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
   Warehouse debt...................................................................     $          -        $      15,291
   Non-recourse debt................................................................           53,290              439,943
   Senior debt......................................................................           99,100              101,400
   Other debt ......................................................................            5,649               21,188
                                                                                         ------------        -------------
         Total debt.................................................................          158,039              577,822
Other liabilities:
   Accounts payable.................................................................           11,106               16,751
   Accrued liabilities..............................................................           13,206               27,395
   Estimated income taxes...........................................................            4,000                2,563
   Deferred income taxes............................................................            7,700               13,069
                                                                                         ------------        -------------
         Total liabilities..........................................................          194,051              637,600

Minority interest in Atlas Pipeline Partners, L.P...................................           17,699                    -

Commitments and contingencies.......................................................                -                    -

Stockholders' equity
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ..................                -                    -
   Common stock, $.01 par value: 49,000,000 authorized shares.......................              244                  244
   Accumulated other comprehensive loss.............................................           (1,974)              (1,764)
   Additional paid-in capital.......................................................          221,022              221,084
   Less treasury stock, at cost.....................................................          (16,507)             (17,002)
   Less loan receivable from Employee Stock Ownership Plan ("ESOP") ................           (1,440)              (1,488)
   Retained earnings................................................................           65,087               62,713
                                                                                         ------------        -------------
         Total stockholders' equity.................................................          266,432              263,787
                                                                                         ------------        -------------
                                                                                         $    478,182        $     901,387
                                                                                         ============        =============

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months Ended           Six Months Ended
                                                                                March 31,                    March 31,
                                                                        -------------------------    ----------------------
                                                                           2000           1999           2000        1999
                                                                        ----------    -----------    -----------   --------
                                                                                (in thousands, except share data)
REVENUES
Real estate finance....................................................  $   3,763    $   9,767      $  10,414     $ 19,768
Energy.................................................................     23,333       14,002         39,257       29,128
Interest and other.....................................................      2,022        1,845          4,579        3,517
                                                                         ---------    ---------      ---------     --------
                                                                            29,118       25,614         54,250       52,413

COSTS AND EXPENSES
Real estate finance....................................................        721        1,174          1,455        1,652
Energy.................................................................     16,900        7,990         28,356       19,336
General and administrative.............................................      1,996        1,961          3,845        2,949
Depreciation, depletion and amortization...............................      2,545        1,332          5,099        2,626
Interest...............................................................      4,455        3,990          9,210        7,930
Provision for possible losses..........................................        225          213            445          325
Minority interest in Atlas Pipeline Partners, L.P......................        360            -            360            -
                                                                         ---------    ---------      ---------     --------
                                                                            27,202       16,660         48,770       34,818
                                                                         ---------    ---------      ---------     --------

Income from continuing operations before income taxes..................      1,916        8,954          5,480       17,595
Provision for income taxes.............................................        613        2,819          1,753        5,674
                                                                         ---------    ---------      ---------     --------
Income from continuing operations before extraordinary item............      1,303        6,135          3,727       11,921
Discontinued operations:
   Income (loss) from operations of subsidiary.........................       (157)         600            453           26
   Loss on disposal of subsidiary......................................       (445)           -           (445)           -
                                                                         ----------   ---------      ---------     --------
                                                                               701        6,735          3,735      11,947

Extraordinary item, net of taxes of $34, $93 and $150..................         71            -            197          291
                                                                         ---------    ---------      ---------     --------
Net income.............................................................  $     772    $   6,735      $   3,932     $ 12,238
                                                                         =========    =========      =========     ========

Net income per common share - basic:
   From continuing operations..........................................  $    .06     $     .28      $     .16     $    .54
   Discontinued operations.............................................      (.03)          .03              -            -
   Extraordinary item..................................................          -            -            .01          .02
                                                                         ---------    ---------      ---------     --------
Net income per common share - basic....................................  $    .03     $     .31           $.17         $.56
                                                                         =========    =========      =========     ========
Weighted average common shares outstanding.............................     23,110       22,020         23,350       21,944
                                                                         =========    =========      =========     ========

Net income per common share - diluted:
   From continuing operations..........................................  $    .06     $     .27      $     .16     $    .53
   Discontinued operations.............................................      (.03)          .03              -            -
   Extraordinary item..................................................          -            -            .01          .01
                                                                         ---------    ---------      ---------     --------
Net income per common share - diluted..................................  $    .03     $     .30      $     .17     $    .54
                                                                         ========     =========      =========     ========
Weighted average common shares.........................................    23,520        22,656         23,768       22,597
                                                                         =========    =========      =========     ========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                           Three Months Ended            Six Months Ended
                                                                                March 31,                    March 31,
                                                                        -------------------------    ----------------------
                                                                           2000           1999           2000        1999
                                                                        ----------    -----------    -----------   --------
                                                                                           (in thousands)

Net income.............................................................  $    772    $   6,735       $   3,932     $ 12,238



Other comprehensive (loss) income:
   Unrealized (loss) gain on investment................................        (52)         627           (313)      (2,090)
   Tax effect..........................................................         14         (227)           103          713
                                                                         ---------    ----------     ---------     --------
                                                                               (38)         400           (210)      (1,377)
                                                                         ----------   ---------      ---------     --------

Comprehensive income...................................................  $     734    $   7,135      $   3,722     $ 10,861
                                                                         =========    =========      =========     ========










           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)
                        (in thousands, except share data)

                                                                             Accumulated
                                                    Common stock                Other         Additional
                                             ----------------------------   Comprehensive      Paid-In
                                                 Shares        Amount           Loss           Capital
                                             ------------------------------------------------------------

Balance, October 1, 1999..................      24,385,279    $     244     $    (1,764)  $     221,084
Treasury shares issued....................                                                         (417)
Issuance of common stock..................          51,964                                          355
Purchase of treasury stock................
Other comprehensive loss:                                                          (210)
   Net unrealized loss on investment......
Cash dividends ($.066 per share)..........
Repayment of ESOP Loan....................
Net income................................
                                               -----------    ---------     -----------     -----------
Balance, March 31, 2000...................      24,437,243    $     244     $    (1,974)    $   221,022
                                               ===========    =========     ===========     ===========

[RESTUB]

                                                    Treasury Stock           ESOP                        Totals
                                            ----------------------------     Loan        Retained     Stockholders'
                                                 Shares        Amount      Receivable    Earnings        Equity
                                            -----------------------------------------------------------------------

Balance, October 1, 1999..................     (1,071,432)   $  (17,002)   $  (1,488)   $   62,713    $   263,787
Treasury shares issued....................         18,286           631                                       214
Issuance of common stock..................                                                                    355
Purchase of treasury stock................        (20,000)         (136)                                     (136)
Other comprehensive loss:                                                                                    (210)
   Net unrealized loss on investment......
Cash dividends ($.066 per share)..........                                                  (1,558)        (1,558)
Repayment of ESOP Loan....................                                        48                           48
Net income................................                                                   3,932          3,932
                                              -----------    ----------    ---------    ----------    -----------
Balance, March 31, 2000...................     (1,073,146)   $  (16,507)   $  (1,440)   $   65,087    $   266,432
                                               ==========    ==========    =========    ==========    ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six Months Ended March 31,
                                                                                             ----------------------------
                                                                                                2000                 1999
                                                                                             -----------        ---------
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................   $     3,932        $    12,238
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation, depletion and amortization...............................................         5,099              2,626
   Amortization of discount on senior debt and deferred finance costs.....................           562                556
   Provision for possible losses..........................................................           445                325
   Minority interest in Atlas Pipeline Partners, L.P......................................           360                  -
   Loss on disposal of subsidiary.........................................................           445                  -
   Income from operations of discontinued subsidiary......................................          (453)               (26)
   Gain on asset dispositions.............................................................        (1,244)            (3,546)
   Property impairments and abandonments..................................................           426                (14)
   Deferred income taxes..................................................................        (4,182)            (1,250)
   Accretion of discount..................................................................        (2,488)           (12,975)
   Collection of interest.................................................................         6,414              7,370
   Extraordinary gain on debt extinguishment..............................................          (197)              (291)
Change in operating assets and liabilities:
   Increase in accounts receivable and other assets.......................................          (683)              (957)
   Increase (decrease) in accounts payable and other liabilities..........................         1,817             (6,703)
                                                                                             -----------        ------------
Net cash provided by (used in) operating activities of continuing operations..............        10,253             (2,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary..........................................................             -              3,556
Capital expenditures......................................................................        (7,951)            (6,738)
Principal payments on notes receivable....................................................        65,859                  -
Proceeds from sale of assets..............................................................           788              8,585
Increase in other assets..................................................................        (2,624)            (1,125)
Investments in real estate loans and ventures.............................................        (1,894)           (85,167)
Net change in net assets of discontinued operations.......................................       (14,470)                 -
Decrease in other liabilities.............................................................          (228)            (9,674)
                                                                                             -----------        -----------
Net cash provided by (used in) investing activities of continuing operations..............        39,480            (90,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Non-recourse borrowings...................................................................        61,647            132,806
Principal payments on non-recourse borrowings.............................................      (135,108)           (46,808)
Principal payments on other borrowings....................................................        (2,205)                 -
Dividends paid............................................................................        (1,558)            (1,461)
Net proceeds from Atlas Pipeline Partners, L.P. public offering ..........................        14,042                  -
Treasury stock purchased..................................................................          (136)                 -
Decrease in restricted cash...............................................................            32                  -
Repayment of ESOP loan....................................................................            48                 23
Decrease in other assets..................................................................             -                458
Proceeds from issuance of stock...........................................................           570                846
                                                                                             -----------        -----------
Net cash (used in) provided by financing activities of continuing operations..............       (62,668)            85,864
                                                                                             ------------       -----------
Net cash used in discontinued operations..................................................       (10,488)           (41,979)
                                                                                             ------------       ------------

Decrease in cash and cash equivalents.....................................................       (23,423)           (49,325)
Cash and cash equivalents at beginning of period..........................................        42,643             73,345
                                                                                             -----------        -----------
Cash and cash equivalents at end of period................................................   $    19,220        $    24,020
                                                                                             ===========        ===========

           See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2000 (Unaudited)


NOTE 1 - Management's Opinion Regarding Interim Financial Statements

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

         Certain reclassifications have been made to the consolidated financial statements for the second fiscal quarter and six months ended March 31, 1999 to conform to the second fiscal quarter and six months ended March 31, 2000. In addition, certain reclassifications have been made to the consolidated financial statements for the second fiscal quarter and six months ended March 31, 1999 to reflect discontinued operations of the Company's small ticket equipment leasing business.

         The accounting policies followed by the Company, except as set forth in
Note 2, are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

NOTE 2 - Summary of Significant Accounting Policies

Other Assets

         Included in other assets are intangible assets that consist primarily of contracts acquired through acquisitions recorded at fair value on their acquisition dates, the excess of the acquisition cost over the fair value of the net assets of a business acquired (goodwill) and deferred financing costs. The contracts acquired are being amortized on a declining balance method, except for a syndication network which is being amortized on a straight-line basis, over their respective estimated lives, ranging from five to 30 years, goodwill is being amortized on a straight-line basis over periods ranging from 15 to 30 years, deferred financing costs are being amortized over the terms of the related loans (two to seven years) and others costs are being amortized over varying periods of up to five years.

         Other assets consist of the following:

                                                                                            March 31,      September 30,
                                                                                              2000              1999
                                                                                           ----------       ----------
                                                                                           (Unaudited)
                                                                                                 (in thousands)
Goodwill .............................................................................      $  28,756       $  43,255
Contracts acquired (including syndication network)....................................         17,936          18,636
Deferred financing costs..............................................................          3,477           5,842
Net assets held for disposition.......................................................              -             850
Other.................................................................................          3,067           1,670
                                                                                            ---------       ---------
                                                                                            $  53,236       $  70,253
                                                                                            =========       =========

Fair Value of Financial Instruments

         The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value:

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

         For investments in real estate loans, because each loan is a unique transaction involving a discrete property, it is impractical to determine their fair values. However, the Company believes the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2000 (Unaudited) - (Continued)


NOTE 2 - Summary of Significant Accounting Policies - (Continued)

         The following table provides information for financial instruments as of March 31, 2000:

                                                                                   Carrying              Estimated
                                                                                     Amount              Fair Value
                                                                                  -------------        ------------
                                                                                             (Unaudited)
                                                                                            (in thousands)

Real estate finance..........................................................     $      25,875        $     25,875
Energy.......................................................................            27,415              27,415
Senior debt..................................................................            99,100              81,262
Other debt...................................................................             5,649               5,649
                                                                                  -------------        ------------
                                                                                  $     158,039        $    140,201
                                                                                  =============        ============

Earnings Per Share

         The following table presents a reconciliation of the components used in the comparison of net income per common share-basic and net income per common share-diluted for the three months and six months ended March 31, 2000 and 1999:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                           ---------------------------       ------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    --------
                                                                                   (Unaudited)
                                                                         (in thousands, except share data)
Income from continuing operations before
   extraordinary item................................       $     1,303    $     6,135       $     3,727    $    11,921
Income (loss) from discontinued operations................         (602)           600                 8             26
Extraordinary gain on early extinguishment
   of debt................................................           71              -               197            291
                                                            -----------    -----------       -----------    -----------

     Net income...........................................  $       772    $     6,735       $     3,932    $    12,238
                                                            ===========    ===========       ===========    ===========
Basic weighted average shares of common
    stock outstanding.....................................       23,110         22,020            23,350         21,944
Dilutive effect of stock option and
    award plans ..........................................          410            636               418            653
                                                            -----------    -----------       -----------    -----------
Dilutive weighted average shares of
   common stock...........................................       23,520         22,656            23,768         22,597
                                                            ===========    ===========       ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2000 (Unaudited) - (Continued)


NOTE 3 - Cash Flow Statements

Supplemental disclosure of cash flow information:

                                                                                    Six Months Ended March 31,
                                                                                    --------------------------
                                                                                    2000                   1999
                                                                                    ----                   ----
                                                                                           (Unaudited)
                                                                                          (in thousands)
Cash paid during the period for:
   Interest..................................................................     $     9,649           $     9,614
   Income taxes..............................................................     $     5,834           $    12,702

Non-cash activities include the following:
   Acquisition of business:
     Fair value of assets acquired...........................................     $         -           $   315,466
     Liabilities assumed.....................................................               -              (147,534)
     Debt issued.............................................................               -              (142,997)
     Amounts due seller......................................................               -                (6,673)
                                                                                  -----------           -----------
   Net cash paid.............................................................     $         -           $    18,262
                                                                                  ===========           ===========
   Disposal of business:
     Net liabilities assumed by buyer........................................     $         -           $     4,436
                                                                                  ===========           ===========


NOTE 4 - Discontinued Operations

         In February 2000, the Company adopted a plan to sell Fidelity Leasing, Inc. and subsidiaries ("FLI"), its small ticket equipment leasing business. The Company anticipates that the business will be sold by September 30, 2000. Accordingly, FLI is reported as a discontinued operation for the three and six months ended March 31, 2000 and 1999. Net assets of FLI at March 31, 2000 were $95.0 million and are summarized in the following table (Unaudited) (in thousands):

Cash and cash equivalents...............................................................................    $    16,957
Investment in leases and notes receivable, net of $9,763 allowance......................................        467,680
Net fixed assets........................................................................................          3,592
Other assets............................................................................................         25,709
Debt....................................................................................................       (402,152)
Accrued accounts payable and liabilities................................................................        (16,768)
                                                                                                            -----------
Net assets of discontinued FLI operations...............................................................    $    95,018
                                                                                                            ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2000 (Unaudited) - (Continued)


NOTE 4 - Discontinued Operations - (Continued)

         Summarized operating results of the discontinued FLI operation are as follows:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                           ---------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                    (Unaudited)
                                                                                   (in thousands)
Net revenues..............................................  $    14,961    $    10,740       $    29,552    $    14,386
                                                            ===========    ===========       ===========    ===========

(Loss) income from operations before income
   tax (provision) benefit................................  $      (268)   $     2,252       $       775    $     2,522
Income tax benefit (provision) ...........................          111           (935)             (322)        (1,047)
                                                            -----------    ------------      ------------   -----------
(Loss) income from discontinued operations................  $      (157)   $     1,317       $       453    $     1,475
                                                            ===========    ===========       ===========    ===========

         On September 28, 1999 the Company adopted a plan to discontinue Fidelity Mortgage Funding, Inc. ("FMF"), its residential mortgage lending business. The Company anticipates that the business will be disposed of by September 30, 2000. Accordingly, FMF is reported as a discontinued operation for the three and six months ended March 31, 2000 and 1999. Net assets of FMF at March 31, 2000 were $2.5 million and consist primarily of mortgage note and loan receivables.

         Summarized operating results of the discontinued FMF operation are as follows:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                           ---------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                    (Unaudited)
                                                                                   (in thousands)
Net revenues..............................................  $       199    $       443       $       253    $     1,298
                                                            ===========    ===========       ===========    ===========

Loss from operations before income tax benefit............  $         -    $    (1,075)      $         -    $    (2,173)
Income tax benefit........................................            -            358                 -            724
                                                            -----------    -----------       -----------    -----------
Loss from operations......................................            -           (717)                -         (1,449)
Loss on disposal before income tax benefit................         (686)             -              (686)             -
Income tax benefit........................................          241              -               241              -
                                                            -----------    -----------       -----------    -----------
Loss on disposal..........................................         (445)             -              (445)             -
                                                            ------------   -----------       ------------   -----------

Loss from discontinued operations.........................  $      (445)   $      (717)      $      (445)   $    (1,449)
                                                            ============   ============      ============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2000 (Unaudited) - (Continued)


NOTE 5 - Investments in Real Estate Loans

         The Company has primarily focused its real estate activities on the purchase of income producing commercial mortgage loans at a discount from both the face value of such mortgage loans and the appraised value of the properties underlying the mortgage loans. The Company records as income the accretion of a portion of the difference between its cost basis in a commercial mortgage loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each mortgage is allocated between principal and interest. This accretion of discount amounted to $754,000 and $2.7 million during the three months ended March 31, 2000 and 1999, respectively, and $2.5 million and $5.6 million during the six months ended March 31, 2000 and 1999, respectively. As the Company sells senior lien interests or receives funds from refinancings of such loans, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At March 31, 2000, the Company held commercial mortgage loans having aggregate face values of $700.3 million, which were being carried at aggregate cost of $183.6 million, including cumulative accretion. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated:

                                                                    Three Months Ended            Six Months Ended
                                                                      March 31, 2000               March 31, 2000
                                                                    ------------------            ----------------
                                                                                       (Unaudited)
                                                                                      (in thousands)
Commercial mortgage loan balance,
   beginning of period...............................................  $       182,555             $        250,231
Additions to existing loans..........................................              505                        1,894
Provision for possible losses........................................             (150)                        (300)
Accretion of discount (net of collection of interest)................              754                        2,488
Collection of principal..............................................              (63)                     (59,503)
Cost of loans sold...................................................               (2)                     (11,211)
                                                                       ---------------             ----------------
Commercial mortgage loan balance, end of period......................  $       183,599             $        183,599
                                                                       ===============             ================

         A summary of activity in the Company's allowance for possible losses related to real estate loans for the three and six months ended March 31, 2000 and 1999 is as follows:


                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                            --------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                    (Unaudited)
                                                                                   (in thousands)
Balance, beginning of period..............................  $     1,555    $     1,005       $     1,405    $       905
Provision for possible losses.............................          150            200               300            300
                                                            -----------    -----------       -----------    -----------
Balance, end of period....................................  $     1,705    $     1,205       $     1,705    $     1,205
                                                            ===========    ===========       ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2000 (Unaudited) - (Continued)


NOTE 6 - Debt


         Debt at March 31, 2000 does not include the debt of the discontinued operations of FLI, its small ticket leasing business (see Note 4).

                                                                                    March 31,          September 30,
                                                                                      2000                  1999
                                                                                   ------------        -------------
                                                                                   (Unaudited)
                                                                                            (in thousands)

Warehouse debt:
   Equipment leasing.........................................................      $          -         $     15,291

Non-recourse debt:
   Equipment leasing
     Securitized term facilities.............................................                 -              219,979
     CP conduit facilities...................................................                 -               93,213
   Real estate finance
     Loan facilities.........................................................                 -               58,901
     Revolving credit facilities.............................................            25,000               22,000
     Other...................................................................               875                  875
   Energy
     Revolving and term bank loans...........................................            27,415               44,975
                                                                                   ------------         ------------
     Total non-recourse debt.................................................            53,290              439,943
Senior debt..................................................................            99,100              101,400
Other debt:
   Equipment leasing
     Term loans..............................................................                 -                7,587
     Seller financing........................................................                 -                7,725
   Corporate.................................................................             5,649                5,876
                                                                                   ------------         ------------
     Total other debt........................................................             5,649               21,188
                                                                                   ------------         ------------
                                                                                   $    158,039         $    577,822
                                                                                   ============         ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2000 (Unaudited) - (Continued)


NOTE 7 - Operating Segment Information

         The Company operates in two principal industry segments - real estate finance and energy. Corporate represents revenues, expenses and assets not allocated to an industry segment. Segment data for the three and six months ended March 31, 2000 and 1999 are as follows:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                            --------------------------       --------------------------
                                                                2000           1999              2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                    (Unaudited)
                                                                                   (in thousands)
Revenues:
   Real estate finance....................................  $    3,763     $     9,767       $    10,414    $    19,768
   Energy.................................................      23,333          14,002            39,257         29,128
   Corporate..............................................       2,022           1,845             4,579          3,517
                                                            ----------     -----------       -----------    -----------
                                                            $   29,118     $    25,614       $    54,250    $    52,413
                                                            ==========     ===========       ===========    ===========
Operating Profit (Loss):
   Real estate finance....................................  $   1,483      $     7,439       $     5,934    $    15,920
   Energy.................................................      3,159            4,020             4,677          6,488
   Corporate..............................................     (2,726)          (2,505)           (5,131)        (4,813)
                                                            ---------      -----------       -----------    -----------
                                                            $   1,916      $     8,954       $     5,480    $    17,595
                                                            =========      ===========       ===========    ===========


                                                                                         March 31,     September 30,
                                                                                            2000             1999
                                                                                        -----------     -------------
                                                                                        (Unaudited)
Identifiable Assets:
   Real estate finance................................................................  $   202,484       $   273,922
   Equipment leasing..................................................................            -           431,464
   Energy.............................................................................      142,335           139,098
   Corporate..........................................................................      133,363            56,903
                                                                                        -----------       -----------
                                                                                        $   478,182       $   901,387
                                                                                        ===========       ===========

         Operating profit (loss) represents total revenues less costs attributable thereto, including interest expense, provision for possible losses, and less depreciation, depletion and amortization, but excludes general corporate expenses.


NOTE 8 - Public Offering of Units by Partnership

         In January 2000, the Company's natural gas gathering operations were sold to a master limited partnership ("MLP"), which sold 1,500,000 common units to the public. The Company received $14.0 million (after offering expenses) for the gathering systems, and the MLP issued to the Company 1,641,026 subordinated units constituting a 51% limited partner interest in the MLP. Because the Company owns more than 50% of the MLP, the assets of the MLP are consolidated with the Company and the common units sold to the public are shown as a minority interest on the Company's consolidated balance sheet.

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

Overview of Second Quarter of Fiscal 2000

         The Company's gross revenues were $29.1 million in the second quarter of fiscal 2000, an increase of $3.5 million (14%) from $25.6 million in the second quarter of fiscal 1999. The increase in total revenues during the second quarter of fiscal 2000 was primarily due to an increase of $9.3 million (67%) in energy revenues to $23.3 million in the second quarter of fiscal 2000 as compared to $14.0 million in the second quarter of fiscal 1999, partially offset by a $6.0 million (61%) decrease, from $9.8 million in the second quarter of fiscal 1999 to $3.8 million in the second quarter of fiscal 2000, in real estate finance revenues. The increase in energy revenues was principally due to increases of $6.1 million (75%) in well drilling revenues and $2.9 million (120%) in production revenues in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999.

         In February 2000, the Company adopted a plan to sell its small ticket leasing business. The Company anticipates that the business will be sold by September 30, 2000. As a result, the Company's consolidated statements of income for continuing operations excludes leasing operations. The net effect of these operations is, however, set forth in the consolidated statements of income under discontinued operations. In addition, the assets and liabilities pertaining to equipment leasing are not shown broadly on the Company's consolidated balance sheet as of March 31, 2000; rather, they are shown on a net basis under net assets of discontinued operations.

         The Company's revenues from continuing operations, expressed as a percentage of its total revenues from continuing operations, were distributed across its operating segments as follows:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                            --------------------------       ------------------------
                                                                2000           1999              2000          1999
                                                            -----------    -----------       -----------    ---------
                                                                                     (Unaudited)
Energy .....................................................     80%           55%               72%            56%
Real estate finance.........................................     13%           38%               19%            38%

         The balance of the Company's revenues from continuing operations are attributable to corporate revenue not allocated to a specific operating segment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS. -  (Continued)


Overview of Second Quarter of Fiscal 2000 - (Continued)

         As of March 31, 2000, total assets were $478.2 million, a decrease of $423.2 million (47%) from assets of $901.4 million at September 30, 1999, principally as a result of the classification of equipment leasing as a discontinued operation. The Company's assets, expressed as a percentage of its total assets, were distributed across its operating segments as follows:

                                                                                             March 31,      September 30,
                                                                                               2000             1999
                                                                                          --------------   --------------
                                                                                                     (Unaudited)
Real estate finance.....................................................................          42%          30%
Equipment leasing.......................................................................           -           48%
Energy .................................................................................          30%          15%

         The balance of 28% at March 31, 2000 includes net assets of discontinued operations of $97.5 million (20%) and other corporate assets not attributable to a specific operating segment.


Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in the Company's real estate finance operations during the periods indicated:


                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                            --------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                    (Unaudited)
                                                                                   (in thousands)
   Revenues:
     Interest.............................................  $     2,617    $     3,654       $     6,414    $     7,370
     Accreted discount....................................          754          2,659             2,488          5,605
     Fees.................................................          248          3,440               265          4,409
     Gains on sales of senior lien interests..............            -              -                 -          2,370
     Gains on sales of loans..............................            -              -               984              -
     Loan payments in excess of carrying values...........            8             14                81             14
     Net rental income....................................          136              -               182              -
                                                            -----------    -----------       -----------    -----------
                                                            $     3,763    $     9,767       $    10,414    $    19,768
                                                            ===========    ===========       ===========    ===========

   Cost and Expenses......................................  $       721    $     1,174       $     1,455    $     1,652
                                                            ===========    ===========       ===========    ===========

                                       16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS. -  (Continued)

Results of Operations: Real Estate Finance - (Continued)

         Revenues from real estate finance operations decreased to $3.8 million and $10.4 million in the second fiscal quarter and six months ended March 31, 2000, a decrease of $6.0 million (61%) and $9.4 million (47%) from $9.8 million and $19.8 million in the second fiscal quarter and six months ended March 31, 1999. The decrease was attributable to the following:

         (i) A decrease of $2.9 million (47%) and $4.1 million (31%) in interest income in the fiscal quarter and six months ended March 31, 2000, respectively, as compared to the prior year, including a decrease of $1.9 million and $3.1 million of accretion of discount in the same respective periods. The decrease in interest income was caused primarily by the repayment of one loan in the third fiscal quarter of 1999, the repayment of another loan in the first fiscal quarter of 2000, and by the cessation of accretion for two loans in the quarter ended March 31, 2000. The average accretion rate (accreted discount divided by the book value of average loan balances) on commercial mortgage loans held decreased to 2% in the quarter ended March 31, 2000 as compared to 5% in the quarter ended March 31, 1999.

         (ii) A decrease of $3.2 million (93%) and $4.1 million (94%) in fee income during the quarter and six months ended March 31, 2000 as compared to the prior year. This decrease was the result primarily of a one-time fee of $3.4 million earned in the second quarter of fiscal 1999 for services rendered to an existing borrower in connection with the operation, leasing and supervision of the collateral securing one of the Company's loans. No comparable fees were earned during the quarter ended March 31, 2000.

         (iii) A decrease of $2.4 million in gains from sales of senior lien interests. The Company sold senior lien interests in two loans in the six months ended March 31, 1999 resulting in proceeds of $5.7 million; no such gains were recognized in the quarter ended March 31, 2000. As set forth in the Company's Annual Report on Form 10-K for fiscal 1999, the Company made a strategic decision effective January 1, 1999 to structure most future senior lien transactions as financings rather than sales.

         During the six months ended March 31, 2000, the Company acquired no loans as compared to the purchase and origination of three loans for a cost of $79.9 million during the six months ended March 31, 1999.

         As a consequence of the foregoing, the Company's yield (gross real estate finance revenues, including gains resulting from refinancings, sales of loans and sales of senior lien interests in loans, divided by the book value of average loan balances) decreased to 8% and 10% in the second fiscal quarter and six months ended March 31, 2000 as compared to the 17% in both the second fiscal quarter and six months ended March 31, 1999.

         Costs and expenses of the Company's real estate finance operations were $721,000 and $1.5 million in the second fiscal quarter and six months ended March 31, 2000, a decrease of $453,000 (39%) and $197,000 (12%) from $1.2 million and $1.7 million in the same periods of the prior year due to a decrease in personnel and compensation to existing employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS. - (Continued)


Results of Operations: Energy

         On August 31, 1999, the Company acquired Viking Resources Corporation ("Viking"). Results of operations include the operations of Viking from September 1, 1999 and, accordingly, the results of operations for the six months ended March 31, 2000 are not comparable to the similar period of the prior year.

         The following table sets forth certain information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of oil and gas sales, and production cost per equivalent unit in the Company's energy operations during the periods indicated:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                            --------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                    (Unaudited)
                                                                  (in thousands, except sales price information)
Revenues:
    Production............................................  $     5,266    $     2,410       $    10,727    $     4,930
    Well drilling.........................................       14,388          8,240            21,542         18,641
    Well services.........................................        3,679          2,201             6,988          4,406
    Gain on sales of assets...............................            -          1,151                 -          1,151
                                                            -----------    -----------       -----------    -----------
                                                            $    23,333    $    14,002       $    39,257    $    29,128
                                                            ===========    ===========       ===========    ===========
Costs and Expenses:
    Exploration and production............................  $     1,964    $       948       $     4,347    $     2,270
    Well drilling.........................................       11,797          6,562            19,216         15,875
    Well services.........................................        3,139            480             4,793          1,191
                                                            -----------    -----------       -----------    -----------
                                                            $    16,900    $     7,990       $    28,356    $    19,336
                                                            ===========    ===========       ===========    ===========
Production Revenues:
    Gas...................................................  $     4,351    $     2,198       $     8,766    $     4,487
    Oil...................................................  $       893    $       200       $     1,918    $       372

Production volumes:
    Gas (thousands of cubic feet ("mcf")/day) (1).........       18,057         10,584            17,348         10,553
    Oil (barrels (`bbls")/day)............................          483            223               512            188

Average sales price:
    Gas (per mcf).........................................  $     2.92     $      2.31       $     2.90     $      2.34
    Oil (per bbl).........................................  $    24.66     $      9.95       $    22.49     $     10.86

-----------------------------
(1)      Excludes sales of residual gas and sales to landowners.

         Natural gas revenues were $4.4 million and $8.8 million in the second fiscal quarter and six months ended March 31, 2000, an increase of $2.2 million (98%) and $4.3 million (95%) from $2.2 million and $4.5 million in the second fiscal quarter and six months ended March 31, 1999 due to a 71% and 64% increase in production volumes and a 26% and 24% increase in the average sales price of natural gas. Oil revenues were $893,000 and $1.9 million in the second fiscal quarter and six months ended March 31, 2000, an increase of $693,000 (47%) and $1.5 million (416%) from $200,000 and $372,000 in the second fiscal quarter and six months ended March 31, 1999, due to a 117% and 172% increase in production volumes and a 148% and 107% increase in the average sales price of oil during the second fiscal quarter and six months ended March 31, 2000 and 1999, respectively. Both gas and oil volumes continued to be favorably impacted by the acquisition of The Atlas Group, Inc. at the end of fiscal 1998 and Viking in August 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS. -  (Continued)


Results of Operations: Energy - (Continued)

         Without the addition of Viking, gas production revenues would have been $3.0 million and $6.2 million for the second quarter and first six months of fiscal 2000, resulting in an overall increase of $2.4 million (25%) and $1.4 million (30%) compared to the second quarter and first six months of fiscal 1999. Average daily gas production volumes would have been 11,404 mcf and 11,532 mcf for the second quarter and first six months of fiscal 2000, a 6% and 8% increase compared to the second quarter and first six months of fiscal 1999. Oil production revenues would have been $336,000 and $652,000 for the second quarter and first six months of fiscal 2000, resulting in an overall increase of $148,000 (79%) and $292,000 (81%) compared to the second quarter and first six months of fiscal 1999. Average daily oil production volumes would have been 145 barrels and 160 barrels for the second quarter and first six months of fiscal 2000, a 30% and 11% decrease compared to the second quarter and first six months of fiscal 1999.

         Well drilling revenues and expenses in the second fiscal quarter and six months ended March 31, 2000 represent the billings and costs associated with the completion of 78 and 115 wells for partnerships sponsored by Atlas America, Inc. and Viking in the second quarter and first six months of fiscal 2000 as compared to 39 and 92 wells in the second quarter and first six months ended of fiscal 1999.

         Well services revenues and related costs increased significantly as a result of an increase in the number of wells operated due to the acquisition of Viking and the addition of wells drilled.

         Production costs (excluding exploration costs of $120,000 and $634,000) increased $1.3 million (143%) and $2.2 million (110%) to $1.8 million and $3.7 million in the second fiscal quarter and six months ended March 31, 2000, as compared to the same periods in the prior year, as a result of the acquisition of the interests in producing properties referred to above.

         Amortization of oil and gas properties as a percentage of oil and gas production revenues was 25% for the second fiscal quarter and 26% for the six months ended March 31, 2000 compared to 25% in both the second fiscal quarter and six months ended March 31, 1999. The variance from period to period is directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas.


Results of Operations: Other Revenues, Costs and Expenses

         Interest and other income was $2.0 million and $4.6 million in the second fiscal quarter and six months ended March 31, 2000, an increase of $177,000 (10%) and $1.1 million (30%) as compared to $1.8 million and $3.5 million during the second fiscal quarter and six months ended March 31, 1999. The increase for the six months ended March 31, 2000 as compared to the six months ended March 31, 1999 is primarily attributable to an increase in intercompany interest on increased borrowing related to the Company's discontinued small ticket equipment leasing subsidiary.

         General and administrative expenses were $2.0 million and $3.8 million in the second fiscal quarter and six months ended March 31, 2000, an increase of $35,000 (2%) and $896,000 (30%) as compared to the second fiscal quarter and six months ended March 31, 1999, primarily as a result of hiring additional corporate staff, increases in compensation, an increase in accrued pension benefits and an increase in occupancy costs as the Company leased additional office space to accommodate its larger staff.

         Depreciation, depletion and amortization expense was $2.5 million and $5.1 million in the second fiscal quarter and six months ended March 31, 2000, an increase of $1.2 million (91%) and $2.5 million (94%) as compared to $1.3 million and $2.6 million for the second fiscal quarter and six months ended March 31, 1999. These increases primarily resulted from the acquisition of Viking as described above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS. - (Continued)


Results of Operations: Other Revenues, Costs and Expenses - (Continued)

         Interest expense was $4.5 million and $9.2 million in the second fiscal quarter and six months ended March 31, 2000 an increase of $465,000 (12%) and $1.3 million (16%) as compared to $4.0 million and $7.9 million during the second fiscal quarter and six months ended March 31, 1999. These increases are primarily due to increased average borrowings outstanding from the Company's credit facilities and higher interest rates as compared to the prior year period.

         Provision for possible losses was $225,000 and $445,000 for the second fiscal quarter and six months ended March 31, 2000 an increase of $12,000 (6%) and $120,000 (37%), as compared to $213,000 and $325,000 in the second fiscal quarter and six months ended March 31, 1999.

         The effective tax rate increased to 32% in the second fiscal quarter ended March 31, 2000 from 31% in the second fiscal quarter ended March 31, 1999.


Liquidity and Capital Resources

         Liquidity. During the six months ended March 31, 2000, the principal sources of liquidity for the Company's continuing operations were:

         o        cash from continuing operations,
         o sales of real estate loans and properties owned which resulted in net proceeds of approximately $13.0 million,
         o        existing credit facilities, and
         o a $3.0 million increase in funds available under an existing real estate line of credit.

In addition, during the period the Company obtained $14.0 million from the sale of natural gas gathering systems to Atlas Pipeline Partners, L.P., a master limited partnership whose general partner is a subsidiary of the Company and in which the Company is a limited partner. For the period, the Company's cash flows from continuing operations were positive. As a consequence, the Company believes that liquidity for its continuing operations is adequate.

         Liquidity for the Company's discontinued operation, equipment leasing, was provided primarily by a combination of warehouse lines of credit, term loan facilities and purchase facilities extended by banks and other institutional lenders. In addition, in the first quarter of fiscal 2000, the Company advanced approximately $11.0 million of cash to this operation, all of which remains outstanding. Following that advance, the Company's equipment leasing operation has required only temporary cash advances from the Company, all of which have been repaid. The Company anticipates that, other than temporary advances similar to those previously extended, its equipment leasing operation will not require the commitment of significant funds before its anticipated disposition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)


Liquidity and Capital Resources - (Continued)

         Capital Resources. The Company has historically derived its capital resources from public and private offerings of debt and equity securities, lines of credit, sales of senior lien interests in or borrower refinancings of commercial mortgage loans and, with respect to equipment leasing, warehouse credit facilities and commercial paper and term loan securitizations. As a result of the continued depressed price of the Company's common stock, the Company does not believe it will be able to obtain additional capital resources from public or private securities markets on acceptable terms. Moreover, since the Company did not acquire any real estate loans during the period, it does not anticipate generating material capital resources from senior lien financing of real estate loans except for approximately $8.0 million of senior lien financing involving loans currently in its portfolio that is under negotiation. There can be no assurance that such financing will ultimately be obtained or as to its timing. As a consequence, the Company believes that its principal sources of capital resources for the remainder of fiscal 2000 will be its existing lines of credit, which currently have $5.4 million of funds availability, and the proceeds of the anticipated disposition of its equipment leasing operation. There can be no assurance, however, that the disposition will be consummated, or as to the timing or amount of net proceeds of any such disposition. As a consequence, since the Company believes that its future growth and earnings will depend upon its ability to generate material amounts of capital resources, the Company's ability to generate growth in its continuing real estate finance and energy operations may be restricted, which could materially affect the Company's earnings potential.

         Sources and Uses of Cash. Sources and (uses) of cash for the six month periods ended March 31, 2000 and 1999 were as follows:

                                                                                   Six Months Ended March 31,
                                                                             ---------------------------------------
                                                                                 2000                     1999
                                                                             -----------               -------------
                                                                                          (Unaudited)
                                                                                        (in thousands)
Provided by (used in) operations...........................................  $    10,253               $     (2,647)
Provided by (used in) investing activities.................................       39,480                    (90,563)
(Used in) provided by financing activities.................................      (62,668)                    85,864
Used in discontinued operations............................................      (10,488)                   (41,979)
                                                                             -----------               ------------
   Decrease in cash and cash equivalents...................................  $   (23,423)              $    (49,325)
                                                                             ===========               ============

         The Company had $19.2 million in cash and cash equivalents on hand at March 31, 2000, as compared to $42.6 million at September 30, 1999, which included cash of the discontinued small ticket equipment leasing business of $10.1 million. The Company's ratio of earnings to fixed charges was 1.51 to 1 in the second fiscal quarter ended March 31, 2000 as compared to 2.16 to 1 in the second fiscal quarter ended March 31, 1999.

         The Company's net cash provided by operating activities in the first six months of fiscal 2000 was $10.3 million whereas net cash used in operating activities was $2.6 million in the first six months of fiscal 1999, a net increase of $12.9 million, primarily as a result of the following:

         o        an $8.8 million increase in net working capital and

         o an increase of $2.5 million in depreciation, depletion and amortization

         o a $9.5 million increase in interest collection net of accretion of discount, partially offset by

         o        a $2.9 million decrease in deferred taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS. -  (Continued)


Liquidity and Capital Resources - (Continued)

         The Company's net cash provided by investing activities was $39.5 million for the six months ended March 31, 2000 as compared to net cash used in investing activities of $90.6 million for the six months ended March 31, 1999, a net increase of $130.1 million. The change was primarily a result of the following:

         o In energy, cash used increased $4.8 million as a result of a $2.0 million increase in capital expenditures and other assets, coupled with a $2.8 million decrease in proceeds from asset sales.

         o In real estate finance, there was $65.9 million in principal payments received in the six months ended March 31, 2000 compared to $0 in the six months ended March 31, 1999. In addition, the Company invested $1.9 million in real estate loans and ventures for the six months ended March 31, 2000 as compared to $85.2 million for the six months ended March 31, 1999. This was offset by $788,000 in proceeds from loan sales for the six months ended March 31, 2000 as compared to the $8.6 million for the six months ended March 31, 1999.

         The Company's net cash used in financing activities was $62.7 million for the six months ended March 31, 2000 as compared to net cash provided by financing activities of $85.9 million for the six months ended March 31, 1999. The net decrease was $148.6 million and was primarily attributable to the following:

         o $75.7 million of payments on the Company's net borrowings for the six months ended March 31, 2000

         o $86.0 million of additional net borrowings for the six months ended March 31, 1999

         o $14.0 million of net proceeds from the sale of gathering systems to Atlas Pipeline Partners, L.P. during the six months ended March 31, 2000


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         General. During the six months ended March 31, 2000, the Company's loans receivable did not undergo material change other than changes resulting from normally recurring debt service payments received and the sale of two loans. The Company's debt generally did not undergo material change other than changes resulting from normally recurring debt service payments, except that interest rates on two loans payable were increased as a result of increases in market interest rates; the credit limit and amount drawn, under one of the Company's real estate lines of credit was increased; and the revolving loan attributed to the Company's energy operations was paid down in part. The Company believes that the net effect on its interest expense of the changes in rate was not material.

         Real Estate. During the six months ended March 31, 2000, the Company's outstanding loans receivable balance decreased $12.2 million (4.9%) to $238.3 million in the aggregate, its carried cost of loans decreased $9.4 million (6.6%) to $134.6 million in the aggregate and the principal balance of related senior lien interests decreased $16.4 million (6.0%) to $254.0 million in the aggregate. These decreases were principally attributable to the sale of two loans during the first quarter of fiscal 2000.

         There are two loans held in the Company's portfolio at March 31, 2000 that may be deemed to be interest rate sensitive. The senior lien interest (in the amount of $60.0 million) underlying one of the loans was restructured to become a direct obligation of the partnership owning the property rather than of the Company's real estate subsidiary. In addition, the interest rates payable with respect to the senior lien interests underlying both interest rate sensitive loans increased from 8.25% and 7.875%, respectively, at September 30, 1999 to 8.75% and 8.50%, respectively, at March 31, 2000. The senior lien interests have caps of 9.0% and 8.875%, respectively at March 31, 2000. The rate increases resulted from an increase in the LIBOR rate, to which the interest rates payable with respect to the senior lien interests are linked.

         The maximum amount of one of the Company's real estate revolving lines of credit was increased during the three months ended March 31, 2000 to $18.0 million from $15.0 million at September 30, 1999. In addition, the interest rate on both of the Company's real estate lines of credit was 9.00% at March 31, 2000, an increase of 75 basis points from September 30, 1999. The interest rate increase was due to the increase of the prime rate, to which the interest rates of the lines of credit are linked. The Company drew down the additional $3.0 million made available under the $18.0 million line of credit during the period and used the proceeds for general business purposes.

         Energy. During the three months ended March 31, 2000, the amount outstanding under a revolving loan attributable to the Company's energy business was reduced as a result of the sale of gathering systems of the Company's energy subsidiaries to Atlas Pipeline Partners, L.P. ("APL") in connection with APL's initial public offering. The loan balance as of September 30, 1999 was $45.0 million and the balance as of March 31, 2000 was $27.4 million. The weighted average interest rate for this facility increased from 7.87% at September 30, 1999 to 8.38% at March 31, 2000, due to an increase in lending rates.


PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit No.       Description
         -----------       -----------
         27                Financial Data Schedule


(b)      Reports on Form 8-K
                           None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RESOURCE AMERICA, INC.
                                          (Registrant)

Date:  May 15, 2000                       By:      /s/ Steven J. Kessler
       ------------                                ---------------------
                                                   STEVEN J. KESSLER
                                                   Senior Vice President and
                                                   Chief Financial Officer

Date:  May 15, 2000                       By:      /s/ Nancy J. McGurk
       ------------                                -------------------
                                                   NANCY J. McGURK
                                                   Vice President-Finance and
                                                   Chief Accounting Officer