Form 10-Q/A
period 2000-03-31
RESOURCE AMERICA INC
filed 2000-05-16
CIK 83402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

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

Date:  May 16, 2000                       By:      /s/ Steven J. Kessler
       ------------                                ---------------------
                                                   STEVEN J. KESSLER
                                                   Senior Vice President and
                                                   Chief Financial Officer

Date:  May 16, 2000                       By:      /s/ Nancy J. McGurk
       ------------                                -------------------
                                                   NANCY J. McGURK
                                                   Vice President-Finance and
                                                   Chief Accounting Officer