Form 10-Q
period 2000-06-30
RESOURCE AMERICA INC
filed 2000-08-14
CIK 83402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

               23,559,244 Shares                  August 11, 2000

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I.       FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                                -----------

   Item 1.      Financial Statements

                Consolidated Balance Sheets - June 30, 2000 (Unaudited)
                    and September 30, 1999....................................................................        3

                Consolidated Statements of Income (Unaudited)
                    Three Months and Nine Months Ended June 30, 2000 and 1999.................................        4

                Consolidated Statements of Comprehensive Income (Unaudited)
                    Three Months and Nine Months Ended June 30, 2000 and 1999.................................        5

                Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    Nine Months Ended June 30, 2000...........................................................        6

                Consolidated Statements of Cash Flows (Unaudited)
                    Nine Months Ended June 30, 2000 and 1999..................................................        7

                Notes to Consolidated Financial Statements (Unaudited)
                    June 30, 2000.............................................................................        8

   Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................................................       15

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk....................................       23


PART II.        OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K..............................................................       25

   SIGNATURES.................................................................................................       25


                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            June 30,           September 30,
                                                                                              2000                 1999
                                                                                        ----------------    ---------------
                                                                                           (Unaudited)
ASSETS
Cash and cash equivalents...........................................................     $     21,361        $      42,643
Accounts and notes receivable and other prepaid expenses............................           14,783               18,977
Net assets of discontinued operations...............................................           99,606                2,394
Investments in real estate loans (less allowance for
   possible losses of $1,855 and $1,405)............................................          181,656              250,231
Investments in real estate ventures.................................................           17,743               18,159
Investments in leases and notes receivable (less allowance for
   possible losses of  $10,017).....................................................                -              401,461
Investment in Resource Asset Investment Trust.......................................            9,195                9,300
Property and equipment:
   Oil and gas properties and equipment (successful efforts)........................           84,808               78,923
   Gas gathering and transmission facilities........................................           18,455               18,061
   Other............................................................................            7,064               12,198
                                                                                         ------------        -------------
                                                                                              110,327              109,182
   Less - accumulated depreciation, depletion and amortization......................          (25,811)             (21,213)
                                                                                         ------------        -------------
         Net property and equipment.................................................           84,516               87,969
Other assets (less accumulated amortization of $9,253 and $6,058)...................           53,723               70,253
                                                                                         ------------        -------------
                                                                                         $    482,583        $     901,387
                                                                                         ============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
   Warehouse debt...................................................................     $          -        $      15,291
   Non-recourse debt................................................................           58,920              439,943
   Senior debt......................................................................           99,100              101,400
   Other debt ......................................................................            5,602               21,188
                                                                                         ------------        -------------
         Total debt.................................................................          163,622              577,822
Other liabilities:
   Accounts payable.................................................................            8,357               16,751
   Accrued liabilities..............................................................           14,098               27,395
   Estimated income taxes...........................................................            6,812                2,563
   Deferred income taxes............................................................            4,713               13,069
                                                                                         ------------        -------------
         Total liabilities..........................................................          197,602              637,600

Minority interest in Atlas Pipeline Partners, L.P...................................           17,795                    -

Commitments and contingencies.......................................................                -                    -

Stockholders' equity:
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ..................                -                    -
   Common stock, $.01 par value: 49,000,000 authorized shares.......................              245                  244
   Accumulated other comprehensive loss.............................................           (1,836)              (1,764)
   Additional paid-in capital.......................................................          220,965              221,084
   Less treasury stock, at cost.....................................................          (16,331)             (17,002)
   Less loan receivable from Employee Stock Ownership Plan ("ESOP") ................           (1,432)              (1,488)
   Retained earnings................................................................           65,575               62,713
                                                                                         ------------        -------------
         Total stockholders' equity.................................................          267,186              263,787
                                                                                         ------------        -------------
                                                                                         $    482,583        $     901,387
                                                                                         ============        =============

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months Ended              Nine Months Ended
                                                                                June 30,                       June 30,
                                                                        -------------------------    ------------------------
                                                                           2000           1999           2000         1999
                                                                        ----------    -----------    -----------   ----------
                                                                                  (in thousands, except share data)
REVENUES
Energy.................................................................  $  17,579    $  11,177      $  56,836     $ 40,305
Real estate finance....................................................      3,914       16,833         14,328       36,601
Interest and other.....................................................      2,533        2,358          7,112        5,875
                                                                         ---------    ---------      ---------     --------
                                                                            24,026       30,368         78,276       82,781
COSTS AND EXPENSES
Energy.................................................................     12,208        8,430         40,564       27,766
Real estate finance....................................................        628          915          2,083        2,567
General and administrative.............................................      1,890        1,083          5,735        4,032
Depreciation, depletion and amortization...............................      2,866        1,177          7,965        3,803
Interest...............................................................      4,557        5,955         13,767       13,885
Provision for possible losses..........................................        225           75            670          400
Minority interest in Atlas Pipeline Partners, L.P......................        770            -          1,130            -
                                                                         ---------    ---------      ---------     --------
                                                                            23,144       17,635         71,914       52,453
                                                                         ---------    ---------      ---------     --------
Income from continuing operations before income taxes and
   extraordinary item .................................................        882       12,733          6,362       30,328
Provision for income taxes.............................................        219        4,350          1,972       10,024
                                                                         ---------    ---------      ---------     --------
Income from continuing operations before extraordinary item............        663        8,383          4,390       20,304
Discontinued operations:
   Income (loss) from operations of subsidiaries.......................          -       (1,065)           453       (1,039)
   Gain on disposal of subsidiaries....................................        605            -            160            -
                                                                         ---------    ---------      ---------     --------
                                                                             1,268        7,318          5,003       19,265
Extraordinary gain on debt extinguishment, net of taxes of $93
   and $150............................................................          -            -            197          291
                                                                         ---------    ---------      ---------     --------
Net income.............................................................  $   1,268    $   7,318      $   5,200     $ 19,556
                                                                         =========    =========      =========     ========
Net income per common share - basic:
   From continuing operations..........................................  $    .03     $     .38       $    .19     $    .92
   Discontinued operations.............................................       .02          (.05)           .02         (.04)
   Extraordinary item..................................................         -             -            .01          .01
                                                                         --------     ---------       --------     --------
Net income per common share - basic....................................  $    .05     $     .33       $    .22     $    .89
                                                                         ========     =========       ========     ========
Weighted average common shares outstanding.............................    23,395        22,055         23,364       21,984
                                                                         =========    =========       ========     ========
Net income per common share - diluted:
   From continuing operations..........................................  $    .03     $     .37       $    .18     $    .90
   Discontinued operations.............................................       .02          (.05)           .03         (.05)
   Extraordinary item..................................................         -             -            .01          .01
                                                                         ---------    ---------      ---------     --------
Net income per common share - diluted..................................  $    .05     $     .32      $     .22     $    .86
                                                                         =========    =========      =========     ========
Weighted average common shares.........................................     23,821       22,824         23,793       22,676
                                                                         =========    =========      =========     ========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                           Three Months Ended              Nine Months Ended
                                                                                June 30,                       June 30,
                                                                        -------------------------    ------------------------
                                                                           2000           1999           2000         1999
                                                                        ----------    -----------    -----------   ----------
                                                                                           (in thousands)
Net income.............................................................  $   1,268    $   7,318      $   5,200     $ 19,556

Other comprehensive income (loss):
   Unrealized gain (loss) on investment................................        209        2,297           (104)         207
   Tax effect..........................................................        (71)        (782)            32          (69)
                                                                         ---------    ---------      ---------     --------
                                                                               138        1,515            (72)         138
                                                                         ---------    ---------      ---------     --------
Comprehensive income...................................................  $   1,406    $   8,833      $   5,128     $ 19,694
                                                                         =========    =========      =========     ========





















           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)
                        (in thousands, except share data)

                                                                         Accumulated
                                                   Common stock             Other        Additional          Treasury Stock
                                             -------------------------  Comprehensive      Paid-In    -----------------------------
                                               Shares        Amount          Loss          Capital         Shares        Amount
                                             --------------------------------------------------------------------------------------
Balance, October 1, 1999..................    24,385,279    $     244     $    (1,764)    $   221,084     (1,071,432)   $  (17,002)
Treasury shares issued....................                                                       (559)        39,680           843
Issuance of common stock..................        90,711            1                             440
Purchase of treasury stock................                                                                   (25,000)         (172)
Other comprehensive loss:                                                         (72)
   Net unrealized loss on investment......
Cash dividends ($.099 per share)..........
Repayment of ESOP Loan....................
Net income................................
                                             -----------    ---------     -----------     -----------   ------------    ----------
Balance, June 30, 2000....................    24,475,990    $     245     $    (1,836)    $   220,965     (1,056,752)   $  (16,331)
                                             ===========    =========     ============    ===========     ===========   ===========

[RESTUB]

                                                 ESOP                       Totals
                                                 Loan       Retained     Stockholders'
                                              Receivable    Earnings        Equity
                                              ----------------------------------------
Balance, October 1, 1999..................     $  (1,488)   $   62,713    $   263,787
Treasury shares issued....................                                        284
Issuance of common stock..................                                        441
Purchase of treasury stock................                                       (172)
Other comprehensive loss:                                                         (72)
   Net unrealized loss on investment......
Cash dividends ($.099 per share)..........                      (2,338)        (2,338)
Repayment of ESOP Loan....................            56                           56
Net income................................                       5,200          5,200
                                               ---------    ----------    -----------
Balance, June 30, 2000....................     $  (1,432)   $   65,575    $   267,186
                                               ==========   ==========    ===========



           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Nine Months Ended June 30,
                                                                                             --------------------------------
                                                                                                2000                 1999
                                                                                             -----------        -------------
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................................................................   $     5,200        $    19,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation, depletion and amortization...............................................         7,965              3,803
   Amortization of discount on senior debt and deferred finance costs.....................           841                982
   Provision for possible losses..........................................................           670                400
   Minority interest in Atlas Pipeline Partners, L.P......................................         1,130                  -
   Gain on disposal of subsidiary.........................................................          (160)                 -
   (Income) loss from operations of discontinued subsidiary...............................          (453)             1,039
   Gain on asset dispositions.............................................................        (1,594)            (3,702)
   Property impairments and abandonments..................................................           627                (32)
   Deferred income taxes..................................................................        (7,100)               193
   Accretion of discount..................................................................       (12,845)           (28,215)
   Collection of interest.................................................................        13,420             11,944
   Extraordinary gain on debt extinguishment..............................................          (197)              (291)
Change in operating assets and liabilities:
   Increase in accounts receivable and other assets.......................................        (1,174)              (910)
   Increase (decrease) in accounts payable and other liabilities..........................         2,164             (7,187)
                                                                                             -----------        ------------
Net cash provided by (used in) operating activities of continuing operations..............         8,494             (2,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiary..........................................................             -              2,962
Capital expenditures......................................................................        (8,997)            (8,119)
Principal payments on notes receivable....................................................        71,799                  -
Proceeds from sale of assets..............................................................           788             30,519
Increase in other assets..................................................................        (4,837)              (891)
Investments in real estate loans and ventures.............................................        (2,540)           (89,608)
Net change in net assets of discontinued operations.......................................       (17,424)                 -
Decrease in other liabilities.............................................................          (279)            (9,770)
                                                                                             ------------       -----------
Net cash provided by (used in) investing activities of continuing operations..............        38,510            (74,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Non-recourse borrowings...................................................................        76,657            157,067
Principal payments on non-recourse borrowings.............................................      (144,488)           (84,573)
Principal payments on other borrowings....................................................        (2,251)                 -
Dividends paid............................................................................        (2,338)            (2,197)
Net proceeds from Atlas Pipeline Partners, L.P. public offering ..........................        14,042                  -
Treasury stock purchased..................................................................          (172)                 -
Decrease in restricted cash...............................................................            32                  -
Repayment of ESOP loan....................................................................            56                 31
(Increase) decrease in other assets.......................................................           (82)               193
Proceeds from issuance of stock...........................................................           725                968
                                                                                             -----------        -----------
Net cash (used in) provided by financing activities of continuing operations..............       (57,819)            71,489
                                                                                             ------------       -----------
Net cash used in discontinued operations..................................................       (10,467)           (38,647)
                                                                                             ------------       ------------

Decrease in cash and cash equivalents.....................................................       (21,282)           (44,485)
Cash and cash equivalents at beginning of period..........................................        42,643             73,345
                                                                                             -----------        -----------
Cash and cash equivalents at end of period................................................   $    21,361        $    28,860
                                                                                             ===========        ===========

           See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2000 (Unaudited)

NOTE 1 - Management's Opinion Regarding Interim Financial Statements

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

         Certain reclassifications have been made to the consolidated financial statements for the third fiscal quarter and nine months ended June 30, 1999 to conform to the third fiscal quarter and nine months ended June 30, 2000. In addition, certain reclassifications have been made to the consolidated financial statements for the third fiscal quarter and nine months ended June 30, 1999 to reflect discontinued operations of the Company's small ticket equipment leasing business.

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

         Other assets consist of the following:

                                                                                            June 30,         September 30,
                                                                                              2000              1999
                                                                                        ----------------  ---------------
                                                                                           (Unaudited)
                                                                                                  (in thousands)
Goodwill .............................................................................   $     28,917       $     43,255
Contracts acquired (including syndication network)....................................         17,662             18,636
Deferred financing costs..............................................................          3,273              5,842
Net assets held for disposition.......................................................              -                850
Other.................................................................................          3,871              1,670
                                                                                         ------------       ------------
                                                                                         $     53,723       $     70,253
                                                                                         ============       ============

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2000 (Unaudited) - (Continued)


NOTE 2 - Summary of Significant Accounting Policies - (Continued)

         The following table provides information for financial instruments as of June 30, 2000:

                                                                                    Carrying              Estimated
                                                                                     Amount              Fair Value
                                                                                  -------------        --------------
                                                                                             (Unaudited)
                                                                                            (in thousands)
Energy.......................................................................     $      33,045        $       33,045
Real estate finance..........................................................            25,875                25,875
Senior debt..................................................................            99,100                89,190
Other debt...................................................................             5,602                 5,602
                                                                                  -------------        --------------
                                                                                  $     163,622        $      153,712
                                                                                  =============        ==============

Earnings Per Share

         The following table presents a reconciliation of the components used in the comparison of net income per common share-basic and net income per common share-diluted for the three months and nine months ended June 30, 2000 and 1999:

                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                           ---------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                   (Unaudited)
                                                                         (in thousands, except share data)
Income from continuing operations before
   extraordinary item................................       $       663    $     8,383       $     4,390    $    20,304
Income (loss) from discontinued operations................          605         (1,065)              613         (1,039)
Extraordinary gain on early extinguishment
   of debt................................................            -              -               197            291
                                                            -----------    -----------       -----------    -----------

     Net income...........................................  $     1,268    $     7,318       $     5,200    $    19,556
                                                            ===========    ===========       ===========    ===========
Basic weighted average shares of common
    stock outstanding.....................................       23,395         22,055            23,364         21,984
Dilutive effect of stock option and
    award plans ..........................................          426            769               429            692
                                                            -----------    -----------       -----------    -----------
Dilutive weighted average shares of
   common stock...........................................       23,821         22,824            23,793         22,676
                                                            ===========    ===========       ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2000 (Unaudited) - (Continued)


NOTE 3 - Cash Flow Statements

Supplemental disclosure of cash flow information:

                                                                                    Nine Months Ended June 30,
                                                                                    --------------------------
                                                                                    2000                   1999
                                                                                    ----                   ----
                                                                                           (Unaudited)
                                                                                          (in thousands)
Cash paid during the period for:
   Interest..................................................................     $    10,984           $     8,698
   Income taxes..............................................................     $     6,521           $    10,870

Non-cash activities include the following:
   Acquisition of business:
     Fair value of assets acquired...........................................     $         -           $   315,466
     Liabilities assumed.....................................................               -              (147,534)
     Debt issued.............................................................               -              (142,997)
     Amounts due seller......................................................               -                (6,673)
                                                                                  -----------           ------------
   Net cash paid.............................................................     $         -           $    18,262
                                                                                  ===========           ===========
   Disposal of business:
     Net liabilities assumed by buyer........................................     $         -           $     4,938
                                                                                  ===========           ===========

NOTE 4 - Discontinued Operations

         In February 2000, the Company adopted a plan to sell Fidelity Leasing, Inc. and subsidiaries ("FLI"), its small ticket equipment leasing business. Accordingly, FLI is reported as a discontinued operation for the three and nine months ended June 30, 2000 and 1999. Subsequent to June 30, 2000, FLI was sold. See Note 8. Net assets of FLI at June 30, 2000 were $97.4 million and are summarized in the following table (Unaudited) (in thousands):


Cash and cash equivalents...............................................................................    $    16,425
Investment in leases and notes receivable, net of $10,045 allowance.....................................        479,049
Net fixed assets........................................................................................          3,485
Other assets............................................................................................         26,545
Debt....................................................................................................       (413,963)
Accounts payable and accrued liabilities................................................................        (14,128)
                                                                                                            ------------
Net assets of discontinued FLI operations...............................................................    $    97,413
                                                                                                            ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2000 (Unaudited) - (Continued)


NOTE 4 - Discontinued Operations - (Continued)

         Summarized operating results of the discontinued FLI operation are as follows:

                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                           ---------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)

Net revenues..............................................  $         -    $    11,745       $    29,552    $    26,131
                                                            ===========    ===========       ===========    ===========
(Loss) income from operations before income
   tax (provision) benefit................................  $         -    $      (533)      $       775    $     1,989
Income tax benefit (provision)............................            -            222              (322)          (825)
                                                            -----------    -----------       -----------    -----------
(Loss) income from discontinued operations................  $         -    $      (311)      $       453    $     1,164
                                                            ===========    ===========       ===========    ===========
Gain on disposal of discontinued operations
   (net of income taxes of $374,000)......................  $       605    $         -       $       605    $         -
                                                            ===========    ===========       ===========    ===========

         On September 28, 1999 the Company adopted a plan to discontinue Fidelity Mortgage Funding, Inc. ("FMF"), its residential mortgage lending business. The Company anticipates that the business will be disposed of by September 30, 2000. Accordingly, FMF is reported as a discontinued operation for the three and nine months ended June 30, 2000 and 1999. Net assets of FMF at June 30, 2000 were $2.2 million and consist primarily of mortgage note and loan receivables.

         Summarized operating results of the discontinued FMF operation are as follows:

                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                           ---------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)
Net revenues..............................................  $         -    $       272       $         -    $     1,570
                                                            ===========    ===========       ===========    ===========

Loss from operations before income tax benefit............  $         -    $    (1,130)      $         -    $    (3,303)
Income tax benefit........................................            -            376                 -          1,100
                                                            -----------    -----------       -----------    -----------
Loss from operations......................................            -           (754)                -         (2,203)
Loss on disposal before income tax benefit................            -              -                 -              -
Income tax benefit........................................            -              -                 -              -
                                                            -----------    -----------       -----------    -----------
Loss on disposal..........................................            -              -                 -              -
                                                            -----------    -----------       -----------    -----------

Loss from discontinued operations.........................  $         -    $      (754)      $         -    $    (2,203)
                                                            ===========    ===========       ===========    ===========
Loss on disposal of discontinued operations
   (net of income taxes of $234,000)......................  $         -    $         -       $      (445)   $         -
                                                            ===========    ===========       ===========    ===========
Summarized results of discontinued operations are:
   Income (loss) from operations of subsidiaries..........  $         -    $    (1,065)      $       453    $    (1,039)
                                                            ===========    ===========       ===========    ===========
   Gain on disposal of subsidiaries.......................  $       605    $         -       $       160    $         -
                                                            ===========    ===========       ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2000 (Unaudited) - (Continued)


NOTE 5 - Investments in Real Estate Loans

         The Company has primarily focused its real estate activities on the purchase of income producing commercial mortgage loans at a discount from both the face value of such mortgage loans and the appraised value of the properties underlying the mortgage loans. The Company records as income the accretion of a portion of the difference between its cost basis in a commercial mortgage loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each mortgage is allocated between principal and interest. This accretion of discount amounted to $1.5 million and $10.7 million during the three months ended June 30, 2000 and 1999, respectively, and $4.0 million and $16.3 million during the nine months ended June 30, 2000 and 1999, respectively. As the Company sells senior lien interests or receives funds from refinancings of such loans, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At June 30, 2000, the Company held commercial mortgage loans having aggregate face values of $685.3 million, which were being carried at aggregate cost of $181.7 million, including cumulative accretion. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated:

                                                                    Three Months Ended            Nine Months Ended
                                                                      June 30, 2000                 June 30, 2000
                                                                  ----------------------        ---------------------
                                                                                       (Unaudited)
                                                                                      (in thousands)
Commercial mortgage loan balance,
   beginning of period...............................................  $       183,599             $        250,231
Additions to existing loans..........................................              928                        2,822
Provision for possible losses........................................             (150)                        (450)
Accretion of discount (net of collection of interest)................            1,507                        3,995
Collection of principal..............................................           (2,576)                     (62,079)
Cost of loans sold...................................................           (1,652)                     (12,863)
                                                                       ---------------             ----------------
Commercial mortgage loan balance, end of period......................  $       181,656             $        181,656
                                                                       ===============             ================

         A summary of activity in the Company's allowance for possible losses related to real estate loans for the three and nine months ended June 30, 2000 and 1999 is as follows:

                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                            --------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                    (Unaudited)
                                                                                   (in thousands)
Balance, beginning of period..............................  $     1,705    $     1,205       $     1,405    $       905
Provision for possible losses.............................          150            100               450            400
                                                            -----------    -----------       -----------    -----------
Balance, end of period....................................  $     1,855    $     1,305       $     1,855    $     1,305
                                                            ===========    ===========       ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2000 (Unaudited) - (Continued)


NOTE 6 - Debt


         Debt at June 30, 2000 does not include the debt of the discontinued operations of FLI, its small ticket leasing business (see Note 4).

                                                                                    June 30,           September 30,
                                                                                      2000                  1999
                                                                                   ------------        --------------
                                                                                   (Unaudited)
                                                                                            (in thousands)
Warehouse debt:
   Equipment leasing.........................................................      $          -         $     15,291

Non-recourse debt:
   Equipment leasing
     Securitized term facilities.............................................                 -              219,979
     CP conduit facilities...................................................                 -               93,213
   Real estate finance
     Loan facilities.........................................................                 -               58,901
     Revolving credit facilities.............................................            25,000               22,000
     Other...................................................................               875                  875
   Energy
     Revolving and term bank loans...........................................            33,045               44,975
                                                                                   ------------         ------------
     Total non-recourse debt.................................................            58,920              439,943
Senior debt..................................................................            99,100              101,400
Other debt:
   Equipment leasing
     Term loans..............................................................                 -                7,587
     Seller financing........................................................                 -                7,725
   Corporate.................................................................             5,602                5,876
                                                                                   ------------         ------------
     Total other debt........................................................             5,602               21,188
                                                                                   ------------         ------------
                                                                                   $    163,622         $    577,822
                                                                                   ============         ============

                                       13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2000 (Unaudited) - (Continued)


NOTE 7 - Operating Segment Information

         The Company operates in two principal industry segments - energy and real estate finance. Corporate represents revenues, expenses and assets not allocated to an industry segment. Segment data for the three and nine months ended June 30, 2000 and 1999 are as follows:

                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                            --------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)
Revenues:
   Energy.................................................  $   17,579     $    11,177       $    56,836    $    40,305
   Real estate finance....................................       3,914          16,833            14,328         36,601
   Corporate..............................................       2,533           2,358             7,112          5,875
                                                            ----------     -----------       -----------    -----------
                                                            $   24,026     $    30,368       $    78,276    $    82,781
                                                            ==========     ===========       ===========    ===========
Operating Profit (Loss):
   Energy.................................................  $     932      $     1,217       $     5,462    $     7,705
   Real estate finance....................................      2,596           15,241            10,249         31,161
   Corporate..............................................     (2,646)          (3,725)           (9,349)        (8,538)
                                                            ---------      -----------       -----------    -----------
                                                            $     882      $    12,733       $     6,362    $    30,328
                                                            =========      ===========       ===========    ===========

                                                                                          June 30,      September 30,
                                                                                            2000             1999
                                                                                        -----------     ---------------
Identifiable Assets:
   Energy.............................................................................  $   144,666       $   139,098
   Real estate finance................................................................      200,421           273,922
   Equipment leasing (discontinued, See Note 4).......................................            -           431,464
   Corporate..........................................................................      137,496            56,903
                                                                                        -----------       -----------
                                                                                        $   482,583       $   901,387
                                                                                        ===========       ===========

         Operating profit (loss) represents total revenues less costs attributable thereto, including interest expense, provision for possible losses, and less depreciation, depletion and amortization, but excludes general and administrative expenses except for energy and real estate finance.

NOTE 8 - Subsequent Event

         On August 1, 2000, the Company completed the sale of all of the outstanding capital stock of FLI to European American Bank and AEL Leasing Co., Inc., subsidiaries of ABN AMRO Bank, N.V. Total consideration received by the Company, including payment of certain intercompany indebtedness, was $152.2 million and the assumption of approximately $431.0 million in debt payable to third parties and other liabilities of $152.2 million, $16.0 million was paid by a non-interest bearing promissory note which is payable to the extent that payments are received on a pool of FLI lease receivables comprised of receivables aged more than 90 days, are on FLI's credit watch list, or have an outstanding balance of $200,000 or more and would be risk rated "not pass" under the purchasers' credit policies. In addition, $10.0 million is held in escrow until March 31, 2000 as security for the Company's indemnification obligations to the purchasers. In connection with the sale, the Company made $15.4 million of payments to FLI's management and incurred an estimated $1.8 million of expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. THESE RISKS AND UNCERTAINITIES ARE MORE FULLY DISCUSSED IN OUR 1999 ANNUAL REPORT ON FORM 10-K, PARTICULARLY IN THE SECTION TITLED "CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Overview of Third Quarter of Fiscal 2000

         Our gross revenues were $24.0 million in the third quarter of fiscal 2000, a decrease of $6.4 million (21%) from $30.4 million in the third quarter of fiscal 1999. The decrease in total revenues during the third quarter of fiscal 2000 was primarily due to a decrease of $12.9 million (77%) in real estate finance revenues to $3.9 million as compared to $16.8 million in the third quarter of fiscal 1999, partially offset by a $6.4 million (57%) increase, from $11.2 million in the third quarter of fiscal 1999 to $17.6 million in the third quarter of fiscal 2000, in energy revenues. The decrease in real estate finance revenues was principally due to decreases of $2.1 million (47%) in interest revenues, $9.2 million (86%) in accreted discount and $1.8 million (126%) in net rental and fee income. The increase in energy revenues was principally due to increases of $3.8 million (151%) in well production revenues and $1.7 million (64%) in well service revenues.

         In February 2000, we adopted a plan to sell our small ticket equipment leasing business. As a result, we account for this business as a discontinued operation. The effect of this accounting treatment on our financial statements is

         o to reflect small ticket equipment leasing operations in our income statements for the three and nine months ended June 30, 1999 as well as June 30, 2000 on a net basis "discontinued operations", rather than in detail throughout the income statements; and to reflect the assets and liabilities of our small ticket leasing operations on a net basis in a single line item "net assets of discontinued operations" on our balance sheet as of June 30, 2000; however, in accordance with generally accepted accounting principles, our balance sheet as of September 30, 1999 is not so adjusted.

         Our revenues from continuing operations, expressed as a percentage of our total revenues from continuing operations, were distributed across our operating segments as follows:

                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                            --------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                    (Unaudited)
Energy .....................................................     73%            37%                 73%          49%
Real estate finance.........................................     16%            55%                 18%          44%

         The balance of our revenues from continuing operations is attributable to corporate revenue not allocated to a specific operating segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)

Overview of Third Quarter of Fiscal 2000 - (Continued)

         As of June 30, 2000, total assets were $482.6 million, a decrease of $418.8 million (46%) from assets of $901.4 million at September 30, 1999. The decrease principally resulted from the classification of small ticket equipment leasing as a discontinued operation. Expressed as a percentage of our total assets, our assets were distributed across our operating segments as follows:

                                                                                             June 30,       September 30,
                                                                                               2000             1999
                                                                                          --------------   --------------
                                                                                                     (Unaudited)
Energy .................................................................................        30%               15%
Real estate finance.....................................................................        42%               30%
Equipment leasing.......................................................................         -                48%

         The balance of 28% at June 30, 2000 includes net assets of discontinued operations of $99.6 million (21%) and other corporate assets not attributable to a specific operating segment. The balance of 7% at September 30, 1999 includes other corporate assets not attributable to a specific operating segment.


Results of Operations: Energy

         On August 31, 1999, we acquired Viking Resources Corporation ("Viking"). Results of operations include the operations of Viking from September 1, 1999 and, accordingly, the results of operations for the three and nine months ended June 30, 2000 are not comparable to those for the three and nine months ended June 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS. -  (Continued)


Results of Operations: Energy - (Continued)

         The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of oil and gas sales, and production cost per equivalent unit in our energy operations during the periods indicated:

                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                            --------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                    (Unaudited)
                                                                  (in thousands, except sales price information)
Revenues:
    Production............................................  $     6,342    $     2,524       $    17,069    $     7,454
    Well drilling.........................................        6,921          6,028            28,463         24,669
    Well services.........................................        4,316          2,625            11,304          7,031
    Gain on sales of assets...............................            -              -                 -          1,151
                                                            -----------    -----------       -----------    -----------
                                                            $    17,579    $    11,177       $    56,836    $    40,305
                                                            ===========    ===========       ===========    ===========
Costs and expenses:
    Exploration and production............................  $     1,693    $     1,015       $     6,040    $     2,407
    Well drilling.........................................        5,484          4,798            23,176         19,537
    Well services.........................................        1,800          1,177             5,069          1,436
    Non-direct ...........................................        3,231          1,440             6,279          4,386
                                                            -----------    -----------       -----------    -----------
                                                            $    12,208    $     8,430       $    40,564    $    27,766
                                                            ===========    ===========       ===========    ===========
Production revenues:
    Gas (1)...............................................  $     4,672    $     2,275       $    13,438    $     6,762
    Oil...................................................  $     1,593    $       246       $     3,511    $       618

Production volumes:
    Gas (thousands of cubic feet ("mcf")/day) (1).........       15,401         10,824            16,701         10,643
    Oil (barrels ("bbls")/day)............................          617            188               547            188

Average sales price:
    Gas (per mcf).........................................  $     3.33     $      2.31       $     2.94     $      2.33
    Oil (per bbl).........................................  $    28.35     $     14.39       $    23.42     $     12.04

----------------------------
(1)      Excludes sales of residual gas and sales to landowners.

         Natural gas revenues were $4.7 million and $13.4 million in the three months and nine months ended June 30, 2000, an increase of $2.4 million (105%) and $6.7 million (99%) from $2.3 million and $6.8 million in the three months and nine months ended June 30, 1999. The increases were due to 42% and 57% increases in production volumes, principally due to the added Viking production and 44% and 26% increases in the average sales price of natural gas during the respective periods. Of the $2.4 million and $6.7 million increase in gas revenues in the three months and nine months ended June 30, 2000, $1.4 million and $4.9 million was attributable to volume increases while $1.0 million and $1.8 million was attributable to price increases.

         Oil revenues were $1.6 million and $3.5 million in the three months and nine months ended June 30, 2000, an increase of $1.3 million (548%) and $2.9 million (468%) from $246,000 and $618,000 in the three months and nine months ended June 30, 1999, due to 228% and 191% increases in production volumes principally resulting from the added Viking production and 97% and 95% increases in the average sales price of oil. Of the $1.3 million and $2.9 million increase in oil revenues in the three months and nine months ended June 30, 2000, $1.1 million and $2.3 million was attributable to volume increases while $200,000 and $600,000 was attributable to price increases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)


Results of Operations: Energy - (Continued)


         Without the addition of Viking, gas production revenues would have been $2.8 million and $9.0 million for the third quarter and nine months of ended June 30, 2000, resulting in an overall increase of $557,000 (24%) and $2.2 million (33%) compared to the third quarter and nine months of ended June 30, 1999. Average daily gas production volumes would have been 10,548 mcf and 11,205 mcf for the third quarter and nine months June 30, 2000, a 3% decrease and 6% increase compared to the third quarter and nine months ended June 30, 1999. Oil production revenues would have been $315,000 and $967,000 for the third quarter and nine months ended June 30, 2000, resulting in an overall increase of $69,000 (28%) and $349,000 (56%) compared to the third quarter and nine months ended June 30, 1999. Average daily oil production volumes would have been 141 barrels and 154 barrels for the third quarter and nine months ended June 30, 2000, 25% and 18% decreases compared to the third quarter and nine months ended June 30, 1999.

         Well drilling revenues in the three months and nine months ended June 30, 2000 increased $893,000 (15%) and $3.8 million (15%). These increases result from represent the billings and costs associated with the completion of 42 and 151 net wells for partnerships sponsored by Atlas America, Inc. and Viking in the third quarter and nine months ended June 30, 2000 as compared to 30 and 124 wells in the third quarter and nine months ended June 30, 1999.

         Well services revenues and related costs increased significantly as a result of an increase in the number of wells operated due to the acquisition of Viking and the addition of wells drilled.

         Production costs (excluding exploration costs of $240,000 and $874,000) were $1.5 million and $5.2 million in the third fiscal quarter and nine months ended June 30, 2000, an increase of $420,000 (41%) and $2.1 million (70%) from $1.0 million and $3.1 million in the third fiscal quarter and nine months ended June 30, 1999 as a result of the acquisition of Viking referred to above.

         Nondirect expenses for the three months and nine months ended June 30, 2000 were $3.2 million and $6.3 million respectively; an increase of $1.8 million (24%) and $1.9 (43%) as compared to the three months and nine months ended June 30, 1999. The increase is principally due to increased labor costs associated with the acquisition of Viking.

         Amortization of oil and gas properties as a percentage of oil and gas production revenues was 30% for the third fiscal quarter and 31% for the nine months ended June 30, 2000 compared to 24% in both the third fiscal quarter and nine months ended June 30, 1999. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in real estate finance operations during the periods indicated:

                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                            --------------------------       --------------------------
                                                                2000            1999             2000           1999
                                                            -----------    -----------       -----------    -----------
                                                                                    (Unaudited)
                                                                                   (in thousands)
   Revenues:
     Interest.............................................  $     2,436    $     4,574       $     8,850    $    11,944
     Accreted discount (net of collection of interest)....        1,507         10,666             3,995         16,271
     Gains on sales of senior lien interests and loans....          349            151             1,414          2,535
     Net rental and fee income............................         (378)         1,442                69          5,851
                                                            -----------    -----------       -----------    -----------
                                                            $     3,914    $    16,833       $    14,328    $    36,601
                                                            ===========    ===========       ===========    ===========

   Cost and expenses......................................  $       628    $       915       $     2,083    $     2,567
                                                            ===========    ===========       ===========    ===========

         Revenues from real estate finance operations decreased to $3.9 million and $14.3 million in the third fiscal quarter and nine months ended June 30, 2000, a decrease of $12.9 million (77%) and $22.3 million (61%) from $16.8 million and $36.6 million in the third fiscal quarter and nine months ended June 30, 1999. The decrease was attributable to the following:

         (i) A decrease of $11.3 million (74%) and $15.4 million (54%) in interest income in the three months and nine months ended June 30, 2000, respectively, as compared to the prior year, including a decrease of $9.2 million (86%) and $12.3 million (75%) in accretion of discount in the same respective periods. The decrease in interest income was caused primarily by the following:

               o As previously reported in our 1999 Annual Report on Form 10-K, one loan was repaid in the third fiscal quarter of 1999. In addition, in the same quarter, a second loan was significantly paid down in connection with a refinancing/restructuring. This resulted in a reduction of $8.5 million and $10.2 million in interest income for the three and nine months ended June 30, 2000 as compared to the three and nine months ended June 30, 1999.

               o One loan was repaid in the first fiscal quarter of 2000. This resulted in a reduction of $489,000 and $1.1 million in interest income for the three and nine months ended June 30, 2000 as compared to the three and nine months ended June 30, 1999.

               o Two loans completed their accretion of discount in the third fiscal quarter of 2000, resulting in a reduction of $448,000 and $2.7 million in interest income in the three and nine months ended June 30, 2000 as compared to the same periods in fiscal 1999. This resulted in our average accretion rate (accreted discount divided by the book value of average loan balances) on our mortgage loan portfolio to decrease to 8.6% in the quarter ended June 30, 2000 from 23% in the quarter ended June 30,1999.

               o The refinancing of one of our mortgage loans such that our loan ceased being a wraparound mortgage loan. This resulted in a book reduction of interest income and offsetting interest expense of $1.3 for the three months ended June 30, 2000 as compared to the same period in fiscal 1999. The refinancing did not materially affect our net cash flow from this loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)


Results of Operations: Real Estate Finance - (Continued)


         (ii) A decrease of $1.8 million (126%) and $5.8 million (99%) in net rental and fee income during the quarter and nine months ended June 30, 2000 as compared to the prior year. This decrease was the result primarily of a one-time fee of $1.3 million earned in the third quarter of fiscal 1999 for services rendered to an existing borrower in connection with the operation, leasing and supervision of the collateral securing one of our portfolio loans. No comparable fees were earned during the quarter ended June 30, 2000. In addition, we experienced a net loss on one rental real estate venture of approximately $347,000 in the third quarter of fiscal 2000. This loss was attributed to depreciation on an equity method investment.

         (iii) A decrease of $1.1 million in gains on sales of senior lien interests and loans in the nine months ended June 30, 2000 as compared to the prior year. The Company sold senior lien interests in two loans in the nine months ended June 30, 1999 resulting in proceeds of $5.7 million and a gain of $2.4 million; no such gains were recognized in the nine months ended June 30, 2000. As set forth in our 1999 Annual Report on Form 10-K, we made a strategic decision, effective January 1, 1999, to structure most future senior lien transactions as financings rather than sales. During the three months ended June 30, 2000 the Company did sell one loan to RAIT, receiving proceeds of $1.9 million and a gain of $273,000.


         During the nine months ended June 30, 2000, we acquired no loans as compared to the purchase and origination of four loans for a cost of $82.4 million during the nine months ended June 30, 1999.

         As a consequence of the foregoing, our yield (gross real estate finance revenues, including gains resulting from refinancings, sales of loans and sales of senior lien interests in loans, divided by the book value of average loan balances) decreased to 8.6% and 8.8% in the third fiscal quarter and nine months ended June 30, 2000 as compared to the 25% in both the third fiscal quarter and nine months ended June 30, 1999.

         Costs and expenses of our real estate finance operations were $628,000 and $2.1 million in the third fiscal quarter and nine months ended June 30, 2000, a decrease of $287,000 (31%) and $484,000 (19%) from $915,000 and $2.6 million in the same periods of the prior year. For both periods the decrease is primarily due to reduced salary and benefit costs as a result of less activity within Real Estate finance operations.


Results of Operations: Other Revenues, Costs and Expenses

         Interest and other income was $2.5 million and $7.1 million in the three months and nine months ended June 30, 2000, an increase of $175,000 (7%) and $1.2 million (21%) as compared to $2.4 million and $5.9 million during the three months and nine months ended June 30, 1999. The increase for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999 is primarily attributable to an increase in intercompany interest on increased lending related to our discontinued small ticket equipment leasing subsidiary.

         General and administrative expenses were $1.9 million and $5.7 million in the three months and nine months ended June 30, 2000, an increase of $807,000 (75%) and $1.7 million (42%) as compared to the three months and nine months ended June 30, 1999, primarily as a result of increases in compensation, an increase in accrued pension benefits, hiring additional corporate staff and an increase in occupancy costs as we leased additional office space to accommodate our larger staff.

         Depreciation, depletion and amortization expense was $2.9 million and $8.0 million in the three months and nine months ended June 30, 2000, an increase of $1.7 million (144%) and $4.2 million (109%) as compared to $1.2 million and $3.8 million for the three months and nine months ended June 30, 1999. These increases primarily resulted from the acquisition of Viking.

         Interest expense was $4.6 million and $13.8 million in the three months and nine months ended June 30, 2000 a decrease of $1.4 million (23%) and $118,000 (1%), as compared to $6.0 million and $13.9 million during the three months and nine months ended June 30, 1999. The quarterly decrease was primarily due to the repayment of one loan in December 1999. The nine months ended June 30, 2000 was affected by lower average borrowings on our credit facilities partially offset by higher interest rates as compared to the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)


         Provision for possible losses was $225,000 and $670,000 for the three months and nine months ended June 30, 2000 an increase of $150,000 (200%) and $270,000 (68%), as compared to $75,000 and $400,000 in the three months and nine months ended June 30, 1999. For the three months and nine months ended June 30, 2000, $75,000 and $220,000 of the provision is associated with certain notes which were once part of our discontinued mortgage lending business (see Note 4). The remainder of the provision represents our estimate of possible loss associated with the Real Estate finance portfolio.

         The effective tax rate was 25% and 31% in the three months and nine months ended June 30, 2000 as compared to 34% and 33% in the three months and nine months ended June 30, 1999, a result of lower corporate earnings.

Liquidity and Capital Resources

         Liquidity. During the nine months ended June 30, 2000, the principal sources of liquidity for our continuing operations were:

         o     cash from continuing operations,
         o sales of real estate loans and properties owned which resulted in net proceeds of approximately $17.7 million,
         o     existing credit facilities, and
         o a $3.0 million increase in funds available under an existing real estate line of credit.

In addition, during the period we obtained $14.0 million from the sale of natural gas gathering systems to Atlas Pipeline Partners, L.P., a master limited partnership whose general partner is a subsidiary of our and in which we are a limited partner. For the period, our cash flows from continuing operations were positive. As a consequence, we believe that liquidity for our continuing operations is adequate.

         Liquidity for our discontinued equipment leasing operation was provided primarily by a combination of warehouse lines of credit, term loan facilities and purchase facilities extended by banks and other institutional lenders. In addition, in the first quarter of fiscal 2000, we advanced approximately $11.0 million of cash to this operation, all of which remained outstanding at June 30, 2000. Following that advance, the equipment leasing operation required only temporary cash advances, all of which have been repaid. Subsequent to June 30, 2000, the equipment leasing operation was sold, resulting in proceeds to us, net of a $10.0 million escrow for indemnification, and a $16.0 million note payable from a specified pool of lease receivables a $15.4 million payment to management of Fidelity Leasing and $1.8 million of estimated expenses related to the transaction, of $109.0 million. These funds are an additional source of future liquidity.

         Capital Resources. We have historically derived our capital resources for our continuing operations from public and private offerings of debt and equity securities, lines of credit, sales of senior lien interests in or borrower refinancings of commercial mortgage loans and sales of loans. As a result of the continued depressed price of our common stock, we do not believe we will be able to obtain additional capital resources from public or private securities markets on acceptable terms. As a consequence, we believe that our principal sources of capital resources for the remainder of fiscal 2000 will be the proceeds of the disposition of our equipment leasing operation referred to above. While the sale of the equipment leasing operation will provide us substantial near-term capital resources, our future growth and earnings will depend upon our ability to generate material amounts of further capital resources. If we are unable to do so, our ability to generate growth in our continuing energy and real estate finance operations may be restricted, which could materially affect our earnings potential.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)

Liquidity and Capital Resources - (Continued)

         Sources and Uses of Cash. Sources and (uses) of cash for the nine month periods ended June 30, 2000 and 1999 were as follows:

                                                                                   Nine Months Ended June 30,
                                                                             --------------------------------------
                                                                                 2000                     1999
                                                                             -----------               ------------
                                                                                          (Unaudited)
                                                                                        (in thousands)
Provided by (used in) operations...........................................  $     8,494               $     (2,420)
Provided by (used in) investing activities.................................       38,510                    (74,907)
(Used in) provided by financing activities.................................      (57,819)                    71,489
Used in discontinued operations............................................      (10,467)                   (38,647)
                                                                             -----------               ------------
   Decrease in cash and cash equivalents...................................  $   (21,282)              $    (44,485)
                                                                             ===========               ============

         We had $21.4 million in cash and cash equivalents on hand at June 30, 2000, as compared to $42.6 million at September 30, 1999, which included cash of the discontinued small ticket equipment leasing operation of $10.1 million. Our ratio of earnings to fixed charges was 1.4 to 1 in the quarter ended June 30, 2000 as compared to 3.1 to 1 in the quarter ended June 30, 1999.

         Our net cash provided by operating activities in the nine months ended June 30, 2000 was $8.5 million whereas net cash used in operating activities was $2.4 million in the nine months ended June 30, 1999, a net increase of $10.9 million, primarily as a result of the following:

         o a $16.8 million increase in interest collection net of accretion of discount,

         o a $9.4 million decrease in accounts payable and accrued liabilities,

         o an $8.2 million increase in non-cash charges to income from continuing operations, partially offset by,

         o     a $14.4 million decrease in net income,

         o     a $7.3 million decrease in deferred taxes.

         Net cash provided by our investing activities was $38.5 million for the nine months ended June 30, 2000 as compared to net cash used in investing activities of $74.9 million for the nine months ended June 30, 1999, a net increase of $113.4 million, primarily as a result of the following:

         o In real estate finance, cash provided increased $128.9 million; due to $71.8 million in principal payments received in the nine months ended June 30, 2000 compared to $0 in the nine months ended June 30, 1999. This was partially offset by our investment of $2.5 million in real estate loans and ventures for the nine months ended June 30, 2000 as compared to investments of $89.6 million for the nine months ended June 30, 1999. These cash provided lines was also partially offset by a decrease of $30.1 million in proceeds from loan sales for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999.

         o In energy, cash used increased $5.2 million as a result of a $3.0 million increase in capital expenditures and other assets, coupled with a $2.2 million decrease in proceeds from asset sales.

         Net cash used in our financing activities was $57.8 million for the nine months ended June 30, 2000 as compared to net cash provided by financing activities of $71.5 million for the nine months ended June 30, 1999, a net decrease of $129.3 million, primarily attributable to an increase of $140.3 million in payments on our borrowings, net of repayments, for the nine months ended June 30, 2000, compared to the nine months ended June 30, 1999, partially offset by receipts of $14.0 million of net proceeds from the sale of gathering systems to Atlas Pipeline Partners, L.P. during the nine months ended June 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         General. During the nine months ended June 30, 2000, our loans receivable did not undergo material change other than changes resulting from normally recurring debt service payments received and the sale of three loans. Our loans payable generally did not undergo material change other than changes resulting from normally recurring debt service payments, except that the interest rate on one loan payable was increased as a result of increases in market interest rates the credit limit and amount drawn under one of our real estate lines of credit was increased and the revolving loan attributed to our energy operations was paid down in part

         Energy. During the nine months ended June 30, 2000, the amount outstanding under a revolving loan attributable to our energy operations was reduced by $12.0 million to $33.0 million as a result of the application of the proceeds of the sale of our gathering systems to Atlas Pipeline Partners in connection with APL's initial public offering during the second quarter of fiscal 2000. The weighted average interest rate for this facility increased from 7.87% at September 30, 1999 to 9.04% at June 30, 2000, due to an increase in lending rates.

         Real Estate Finance. During the nine months ended June 30, 2000, our outstanding loans receivable (to our interest) increased $43.5 million (17.4%) to $294.0 million in the aggregate and the carried cost of our loans increased $2.4 million (1.7%) to $146.4 million in the aggregate. The principal balance of related senior lien interests increased $20.8 million (7.7%) to $291.2 million in the aggregate. These increases were principally attributable to the refinancing of one loan and, because the refinancing was at a fixed rate, the subsequent reclassification of that loan from interest rate sensitive to non-interest rate sensitive in the third quarter of fiscal 2000.

         The interest rate payable with respect to the senior lien interest underlying the one loan in our portfolio that may be deemed to be interest rate sensitive increased from 7.875% at September 30, 1999 to 8.75% at June 30, 2000. The rate increase resulted from an increase in the LIBOR rate, to which the interest rate payable with respect to the senior lien interest is linked.

         The maximum amount of one of our real estate revolving lines of credit was increased during the second quarter of fiscal 2000 to $18.0 million from $15.0 million at September 30, 1999. In addition, the interest rate increased to 9.50% on the $18.0 million line, 9.50% on the $5.0 million line and 10.25% on the $7.0 million line, each an increase of 125 basis points. The interest rate increase was due to an increase in the lender's prime rate, to which the interest rates of the lines of credit are linked.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit No.       Description
                  -----------       -----------
                      27            Financial Data Schedule


         (b) Reports on Form 8-K:

             The registrant filed a Form 8-K dated May 17, 2000 reporting, in
             Item 5, the execution of an agreement with respect to the sale of Fidelity Leasing, Inc.

             The registrant filed a Form 8-K dated August 10, 2000 reporting,, in Item 2, the completion of the sale of Fidelity Leasing, Inc.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RESOURCE AMERICA, INC.
                                           (Registrant)

Date:   August 14, 2000                    By:      /s/ Steven J. Kessler
        ---------------                             ---------------------
                                                    STEVEN J. KESSLER
                                                    Senior Vice President and
                                                    Chief Financial Officer

Date:  August 14, 2000                     By:      /s/ Nancy J. McGurk
       ---------------                              -------------------
                                                    NANCY J. McGURK
                                                    Vice President-Finance and
                                                    Chief Accounting Officer