Form 10-K
period 2000-09-30
RESOURCE AMERICA INC
filed 2000-12-28
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-4408

                             RESOURCE AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             72-0654145
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           1521 Locust Street
               Suite 400
            Philadelphia, PA                                        19102
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:   (215) 546-5005
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on December 15, 2000, was approximately $155 million.

The number of outstanding shares of the registrant's common stock on December 15, 2000 was 17,448,125.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I                                                                                                          Page
                                                                                                                ----
     Item 1:    Business..................................................................................        3
     Item 2:    Properties................................................................................       26
     Item 3:    Legal Proceedings.........................................................................       26
     Item 4:    Submission of Matters to a Vote of Security Holders.......................................       26

PART II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.....................       27
     Item 6:    Selected Financial Data...................................................................       28
     Item 7:    Management's Discussion and Analysis of Financial Condition
                    and Results of Operation..............................................................       29
     Item 7A:   Quantitative and Qualitative Disclosures About Market Risk................................       38
     Item 8:    Financial Statements and Supplementary Data...............................................       41
     Item 9:    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................................................       75

PART III
     Item 10:   Directors and Executive Officers of the Registrant........................................       76
     Item 11:   Executive Compensation....................................................................       76
     Item 12:   Security Ownership of Certain Beneficial Owners and Management............................       76
     Item 13:   Certain Relationships and Related Transactions............................................       76

PART IV
     Item 14:    Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K...................................................................       77

SIGNATURES          ......................................................................................       83

                                     PART I

ITEM 1.  BUSINESS

General

         We operate energy and real estate finance businesses through our subsidiaries, Atlas America, Inc. and Resource Properties, Inc. In energy, we drill for and produce natural gas in the Appalachian Basin and, as of September 30, 2000, owned interests, either directly or through partnerships managed by us in 4,067 wells. In addition, we own 100% of the general partner and a majority of the limited partner interest in Atlas Pipeline Partners, L.P., a publicly traded (AMEX symbol "APL") master limited partnership that owns natural gas pipeline systems in the Appalachian Basin. Our interest in Atlas Pipeline includes the right to receive incentive distributions if the partnership meets or exceeds its minimum quarterly distribution obligations. In real estate, we own and manage a portfolio of commercial loans on office buildings, multifamily housing, commercial and hotel properties located primarily in the Washington D.C.-Baltimore, Philadelphia, and Chicago metropolitan areas. We also sponsored and own approximately 14% of the common shares of RAIT Investment Trust (AMEX symbol "RAS"), a real estate investment trust. For information regarding each of our businesses, you should review Note 18 of the notes to consolidated financial statements.

         During the past two fiscal years, our energy business has undergone a significant expansion through an increased commitment of corporate assets and management resources and the acquisitions of The Atlas Group (now Atlas America, Inc.) in September 1998 and Viking Resources Corporation in August 1999. Our revenues from energy operations have risen substantially, from $6.7 million in fiscal 1998 to $55.1 million in fiscal 1999 and $70.6 million in fiscal 2000. Our energy business now accounts for 71% of our total revenues, as compared to 51% of total revenues in fiscal 1999 and 10% in fiscal 1998, and 30% of our total assets and 39% of non-cash assets, as compared to 26% of total assets and 27% of non-cash assets in fiscal 1999 and 23% of total assets and 28% of non-cash assets in fiscal 1998.

         Concurrently we have been reducing our involvement in financial activities. In August 2000, we sold our small ticket equipment leasing business to subsidiaries of ABN AMRO Bank, N.V. for $583.0 million, including the assumption of approximately $431.0 million in debt payable to third parties. In November 2000, we disposed of Fidelity Mortgage Funding, Inc., our residential mortgage lending business. In fiscal 2000 we did not acquire any new real estate loans.

Energy Operations

General

         Our energy operations are concentrated in the Western New York, Eastern Ohio and Western Pennsylvania region of the Appalachian Basin. As of September 30, 2000:

         o We had, either directly or through partnerships and joint ventures managed by us, interests in 4,067 wells (including royalty or overriding royalty interest in 540 wells), of which we operate 3,472 wells.

         o Wells in which we have an interest produced, net to our interest, approximately 17,600 thousand cubic feet ("mcf") of natural gas per day.

         o We owned proved reserves of approximately 124 billion cubic feet equivalent ("bcfe") of natural gas and oil with a net present value of $140.8 million. (Net present value is defined as the pre-tax future net revenues from the reserves priced at approximately $4.49 per mcf of natural gas and $26.84 per barrel of oil, discounted at 10% over the productive life of the reserves).

         o We had an interest in 396,000 gross acres (325,000 net acres) of undeveloped properties.

         o We owned and operated, directly or through our Atlas Pipeline subsidiary, over 900 miles of gas gathering systems and pipelines.

         Since 1976, we or our predecessors have financed our development and production operations through private and, since 1992, public drilling partnerships sponsored by us. We act as the managing general partner of each of these partnerships, contribute the leases on which the partnership drills, and contribute a proportionate share of the partnership's cash capital. We retain a percentage interest in the wells through our general partner's interest, generally between 25% and 32% and receive a monthly administrative fee. In addition, we typically act as the drilling contractor and operator of the wells drilled by the partnerships on a fee basis. In the fiscal year ended September 30, 2000, we obtained funding of $30.3 million through two private and one public investment partnerships.

         Natural gas produced from wells we operate is collected in gas gathering pipeline systems owned and operated by Atlas Pipeline. We sell the natural gas produced to customers such as gas brokers and local utilities under a variety of contractual arrangements. We sell oil produced to regional oil refining companies at the prevailing spot price for Appalachian crude oil.

Industry Overview

         Natural gas is the second largest energy source in the United States, after liquid petroleum. The 22 trillion cubic feet of natural gas consumed in 1999 represented approximately 23% of the total energy used in the United States. The Appalachian Basin (in which substantially all of our wells are located) accounted for 3.2% of total 1999 domestic natural gas production, or 627 billion cubic feet ("bcf"). Furthermore, according to the Energy Information Administration of the U.S. Department of Energy, the Appalachian Basin holds 8,707 bcf of economically recoverable reserves representing approximately 6% of total domestic reserves as of December 31, 1998. Although the potential to find recoverable quantities of oil and gas exists at depths below 6,500 feet, the vast majority of wells in Appalachia produce from depths between 1,000 and 6,500 feet. Companies drilling at these depths, including us, have historically realized well completion rates of greater than 90% and well production periods that last longer than 20 years. The Appalachian Basin is strategically located near the energy consuming population centers in the Mid-Atlantic and Northeastern United States, which generally allows Appalachian producers to sell their natural gas at a premium to the benchmark price for natural gas on the New York Mercantile Exchange.

Business Strategy

         Our goal is to expand our natural gas reserves, production and revenues. Our strategy to achieve these goals includes the following key elements:

         o Acquiring additional oil and gas leasehold acreage in the Appalachian Basin.

         o    Developing leasehold acreage currently in our inventory.

         o Acquiring other small capitalization energy companies through merger, consolidation or purchase.

         o Increasing the amount of development financing provided by our drilling partnerships.

         o Testing deeper formations on leasehold acreage on which we already have drilled wells.

Exploration, Development and Operation

         The following table sets forth information as of September 30, 2000 regarding productive natural gas and oil wells in which we have a working interest:

                                                                             Number of Productive Wells
                                                                         -----------------------------------
                                                                            Gross(1)              Net(1)
                                                                         ------------          -------------
     Oil wells.........................................................         313                    178
     Gas wells.........................................................       3,214                  1,672
                                                                           --------              ---------
         Total      ...................................................       3,527                  1,850
                                                                           ========              =========

-------------
(1) Includes our equity interest in wells owned by 85 partnerships and various joint ventures. Does not include our royalty or overriding interests in 540 other wells.

     As of December 15, 2000, we were in the process of drilling 46 gross (12 net) wells.

         The following table sets forth the quantities of natural gas and oil produced (net to our interest), average sales prices, and average production (lifting) costs per equivalent unit of production, for the periods indicated:


                                 Production                            Average Sales Price         Average Lifting
Fiscal                  -----------------------------             ---------------------------         Cost per
Period                  Oil(bbls)           Gas(mcf)                per bbl          per mcf          mcfe(1)(2)
------                  ---------           --------                -------          -------         ------------

2000                     195,974            6,440,154               $24.50            $3.15             $0.95
1999(3)                   85,045            4,342,430               $14.57            $2.37             $0.99
1998(4)                   48,113            1,485,008               $14.38            $2.66             $1.13

-------------


(1) "mcfe" means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel ("bbl").

(2) Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

(3) Includes production relating to Viking Resources for only the one month period from August 31, 1999, the date of its acquisition, to the end of the fiscal year.

(4) Excludes production relating to Atlas America and Viking Resources, which we did not acquire until the end of the 1998 and 1999 fiscal years, respectively.

         We are not, nor are the partnerships and joint ventures we manage, obligated to provide any fixed quantities of oil or gas in the future under existing contracts.

         The following table sets forth information with respect to the number of wells for which drilling was completed at any time during fiscal 2000, 1999 and 1998, regardless of when drilling was initiated.


                           Exploratory Wells                                   Development Wells
               -----------------------------------------           ---------------------------------------
                 Productive                     Dry                   Productive                  Dry
               ---------------           ---------------           ---------------          --------------
Fiscal
Period          Gross      Net            Gross      Net             Gross     Net           Gross     Net
------          -----      ---            -----      ---             -----     ---           -----     ---

2000               -         -             1.0       .18            155.0     41.2              3      .80
1999(1)            -         -             1.0       .20            145.0     41.9              -        -
1998(2)          1.0       .25             2.0       .75              3.0      3.0              -        -

----------
(1) Includes wells drilled by Viking Resources only since August 31, 1999, the date of its acquisition.

(2) Excludes wells drilled by Atlas America, which was not acquired until the end of the 1998 fiscal year.

         We provide, on a fee basis, a variety of well services to wells we operate and to wells operated by independent third parties. These services include well operations, petroleum engineering, well maintenance and well work over and are provided at rates in conformity with general industry standards.

Oil and Gas Reserve Information

         The following tables summarize information regarding our estimated proved natural gas and oil reserves as of September 30, 2000, 1999 and 1998. All of the reserves are located in the United States. The estimates relating to our proved natural gas and oil reserves and future net revenues of natural gas and oil reserves are based upon reports prepared by Wright & Company, Inc. In accordance with SEC guidelines, the standardized and SEC PV-10 estimates of future net cash flows from proved reserves are made using natural gas and oil sales prices in effect as of the dates of the estimates and are held constant throughout the life of the properties. Our estimates of proved reserves were based upon the following weighted average prices:

                                                                                Years Ended September 30,
                                                                         ----------------------------------------
                                                                            2000          1999            1998
                                                                         ---------      --------       ----------
Natural gas (per mcf)..................................................  $   4.49       $    2.91       $   2.47

Oil (per bbl)..........................................................  $  26.84       $   20.92       $  13.40

         Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of Wright & Company. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those used by Wright & Company in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, we cannot assure you that the reserves set forth in the following tables will ultimately be produced nor can we assure you that the proved undeveloped reserves will be developed within the periods anticipated. You should not construe the discounted future net cash inflows as representative of the fair market value of our proved natural gas and oil properties. Discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

         All natural gas reserves are evaluated at constant temperature and pressure, which can affect the measurement of natural gas reserves. We deducted operating costs, development costs and some production-related and ad valorem taxes in arriving at the estimated future cash flows. We made no provision for income taxes, and based the estimates on operating methods and existing conditions prevailing at the dates indicated above. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas and oil reserves or their present value.

         For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see Note 19 of the notes to consolidated financial statements included in this report.

                                                                                    Proved Natural Gas and Oil Reserves
                                                                                          Years Ended September 30,
                                                                                 ------------------------------------------
                                                                                   2000             1999             1998
                                                                                 --------         --------         --------
Natural gas reserves (mmcf) (1):
   Proved developed reserves ...........................................           74,333           66,216           49,868
   Proved undeveloped reserves .........................................           38,810           41,956           40,016
                                                                                 --------         --------         --------
   Total proved reserves of natural gas ................................          113,143          108,172           89,884
                                                                                 --------         --------         --------

Oil reserves (mbbl) (2):
   Proved developed reserves ...........................................            1,767            1,685              573
   Proved undeveloped reserves .........................................             --               --               --
                                                                                 --------         --------         --------
   Total proved reserves of oil ........................................            1,767            1,685              573
                                                                                 --------         --------         --------

Total proved reserves (mmcfe) (3): .....................................          123,745          118,282           93,322
                                                                                 ========         ========         ========

PV-10 estimate of cash flows of proved reserves (in thousands)
   Proved developed reserves ...........................................         $122,852         $ 66,134         $ 43,581
   Proved undeveloped reserves .........................................           17,929            9,083            5,570
                                                                                 --------         --------         --------
       Total PV-10 estimate ............................................         $140,781         $ 75,217         $ 49,151
                                                                                 ========         ========         ========

-------------
(1)  "mmcf" means a million cubic feet.

(2)  "mbbl" means a thousand barrels.

(3) "mmcfe" means a million cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel.

Developed and Undeveloped Acreage

         The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of September 30, 2000. The information in this table includes our equity interest in acreage owned by partnerships sponsored by us.

                                                               Developed Acreage         Undeveloped Acreage
                                                              -------------------        --------------------
                                                                Gross      Net             Gross       Net
                                                              --------  ---------        --------    --------

   Arkansas...............................................       2,560        403               -           -
   Kansas.................................................         160         20               -           -
   Kentucky...............................................       9,676      4,838           4,712       2,356
   Louisiana..............................................       1,819        206               -           -
   Mississippi............................................          40          3           2,410         241
   New York...............................................      22,454     16,840          13,379      13,379
   Ohio...................................................     106,893     82,575          49,862      46,973
   Oklahoma...............................................       4,883        715           1,470         147
   Pennsylvania...........................................      52,170     51,701          94,009      94,009
   Texas..................................................       5,160        369             603         151
   Utah...................................................         160         37           4,954       1,151
   West Virginia............................................     1,348        674          17,304       8,652
                                                              --------  ---------        --------    --------
                                                               207,323    158,381         188,703     167,059
                                                              ========  =========        ========    ========

         The terms of our oil and gas leases on our developed acreage generally extend for the life of wells on our developed acreage, while the terms of our oil and gas leases vary from less than one year to five years. Rentals of approximately $394,000 were paid in fiscal 2000 to maintain our leases.

         We believe that we hold good and indefeasible title to our properties, in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities; we do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, only a perfunctory title examination is conducted at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination; curative work is performed with respect to defects which we deem significant. We have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

         Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. Our properties are also subject to burdens such as liens incident to operating agreements, current taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of our properties.

Financing Our Drilling Activities

         Since our acquisition of Atlas America and Viking Resources, a substantial portion of our capital resources for drilling operations have been derived from our sponsored drilling partnerships. Accordingly, the amount of development activities we undertake depends upon our ability to obtain investor subscriptions to the partnerships. During fiscal 2000, our drilling partnerships invested $39.9 million in drilling and completing wells, of which we contributed $9.6 million. In fiscal 1999, drilling partnerships invested $38.8 million in drilling and completing wells, of which we contributed $9.4 million.

         Our drilling partnerships are generally structured so that, upon formation of the partnership, we contribute leaseholds to the partnership, enter into a drilling and well operating agreement and become the general or managing partner of the partnership.

         As general partner, we typically receive an interest in partnership net revenues in proportion to our contributed capital (including the costs of leases contributed), which increases as specified target levels of distributions to investors are met. Our interests in partnerships formed during the past three fiscal years range from 25.0% to 31.7%. We also receive monthly operating fees of approximately $275 per well and monthly administrative fees of $75 per well.

Pipeline Operations

         In February 2000, we sold substantially all of our pipeline systems to Atlas Pipeline for $16.6 million in cash and 1,641,026 subordinated units of limited partnership interest. As of September 30, 2000, our subordinated units constituted a 51% interest in Atlas Pipeline. Atlas Pipeline Partners GP, LLC, an indirect wholly-owned subsidiary of ours, is the general partner of Atlas Pipeline and, on a consolidated basis, has a 2% interest in Atlas Pipeline. Atlas Pipeline Partners GP manages the activities of Atlas Pipeline using Atlas America and Viking Resources personnel who act as its officers and employees. At September 30, 2000, Atlas Pipeline owned approximately 900 miles of intrastate gathering systems located in Eastern Ohio, Western New York and Western Pennsylvania, to which 3,013 natural gas wells were connected.

         Our limited partnership interests are a special class of interest in Atlas Pipeline under which our rights to distributions are subordinated to those of the publicly-held common units. The subordination period extends until December 31, 2004 and will continue beyond that date if financial tests specified in the partnership agreement are not met. Our interests also include a right to receive incentive distributions if the partnership meets or exceeds its minimum quarterly distribution obligations to the common and subordinated units as follows:

         o of the first $.10 per unit available for distribution in excess of the minimum quarterly distribution of $.42, 85% goes to all unitholders (including to us as subordinated unitholders) and 15% goes to us as general partner;

         o of the next $.08 per unit available for distribution, 75% goes to all unitholders and 25% goes to us as general partner, and

         o after that, 50% goes to all unitholders and 50% goes to us as general partner.

         In connection with our sale of the gathering systems to Atlas Pipeline, we entered into agreements that:

         o Require us to connect wells owned or controlled by us that are within specified distances of Atlas Pipeline's gathering systems to those gathering systems and to drill and connect a minimum of 225 wells (including wells drilled from January 1, 1999).

         o Require us to provide stand-by construction financing to Atlas Pipeline for gathering system extensions and additions to a maximum of $1.5 million per year for five years.

         o Require us to pay gathering fees to Atlas Pipeline for natural gas gathered by the gathering systems equal to the greater of $.35 per mcf ($.40 per mcf in certain instances) or 16% of the gross sales price of the natural gas transport. For the quarter ended September 30, 2000, these gathering fees averaged $.71 per mcf.

         o Require us to support a minimum quarterly distribution by Atlas Pipeline to holders of non-subordinated units of $0.42 per unit (an aggregate of $1.68 per fiscal year) until February 2003. We have established a letter of credit administered by PNC Bank to support our obligation. The face amount of the letter of credit as of September 30, 2000 is $5.7 million. The required face amount of the letter of credit reduces $630,000 per quarter.

         At September 30, 2000, we had drilled all of the required 225 wells. We have not been required to provide any construction financing or distribution support.

Sources and Availability of Raw Materials

         We contract for drilling rigs and purchase goods necessary for the drilling and completion of wells from a substantial number of drillers and suppliers, none of which supplies a significant portion of our annual needs. During fiscal 2000, we faced no shortage of these goods and services. We anticipate that natural gas price increases that have occurred after the end of fiscal 2000 may increase the demand for drilling rigs and other goods. This may result in an increase in our costs, decreased availability of rigs or goods, or both which could adversely affect our energy operations.

Major Customers

         During fiscal 2000, gas sales to three purchasers accounted for 37%, 11% and 11%, respectively, of our total production revenues. Also during fiscal 2000, oil sales to one purchaser accounted for 17% of such revenues. During fiscal 1999, gas sales to two purchasers accounted for 26% and 14%, respectively, and during fiscal 1998 such sales to two purchasers accounted for 35% and 15% respectively.

Competition

         The oil and gas business is intensely competitive in all of its aspects. Competition arises not only from numerous domestic and foreign sources of natural gas and oil but also from other industries that supply alternative sources of energy. Moreover, competition is intense for the acquisition of leases considered favorable for the development of natural gas and oil in commercial quantities. Product availability and price are the principal means of competition in selling oil and natural gas. Many of our competitors possess greater financial resources than ours. While it is impossible for us to accurately determine our comparative industry position, we do not consider our operations to be a significant factor in the industry.

Markets

         The availability of a ready market for natural gas and oil produced by us, and the price obtained, will depend upon numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability in oil and gas producing countries and regions, market demand, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Currently, there appears to be at least a near-term imbalance between the supply of natural gas and consumer demand. This imbalance has caused substantial increases in the current price of natural gas through December 15, 2000. We cannot predict whether or for how long these conditions will last, or their impact on our business strategy of acquiring additional natural gas properties and energy companies.

Governmental Regulation

         Our energy business and the energy industry in general are heavily regulated, including regulation of production, environmental quality and pollution control, and pipeline construction and operation. State and federal regulations generally are intended to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. We believe that we are in substantial compliance with applicable regulatory requirements. The following discussion of the regulation of the United States energy industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

         Regulation of Exploration and Production. Many states require permits for drilling operations, drilling bonds and reports concerning operations, and impose requirements concerning the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. Many states also impose various conservation requirements, including regulation of the size of drilling and spacing (or proration) units, the density of wells which may be drilled and the unitization or pooling of properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and, therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, some state conservation laws establish requirements regarding production rates and generally prohibit the venting or flaring of natural gas. The effect of these regulations may limit the amount we can produce and may limit the number of wells or the locations at which we can drill. The regulatory burden on the energy industry increases our costs of doing business and, consequently, affects our profitability. Inasmuch as such laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.

         Regulation of Pipelines. While natural gas pipelines generally are subject to regulation by the Federal Energy Regulatory Commission under the Natural Gas Act of 1938, because Atlas Pipeline's individual gathering systems perform primarily a gathering function, as opposed to the transportation of natural gas in interstate commerce, Atlas Pipeline believes that it is not subject to regulation under the Natural Gas Act. However, Atlas Pipeline delivers a significant portion of the natural gas it transports to interstate pipelines subject to FERC regulation. The regulation principally involves transportation rates and service conditions which affect revenues we receive for our natural gas production. Through a series of initiatives by FERC, the interstate natural gas transportation and marketing system has been substantially restructured to increase competition. In particular, in Order No. 636, FERC required that interstate pipelines provide transportation separate, or "unbundled," from their sales activities, and required that interstate pipelines provide transportation on an open access basis that is equal for all natural gas suppliers. Although Order No. 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although some appeals remain pending and FERC continues to review and modify its regulations regarding the transportation of natural gas. For example, FERC has recently begun a broad review of its transportation regulations, including how its regulations operate in conjunction with state proposals for retail natural gas marketing restructuring, whether to eliminate cost-of-service based rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation service policies may be appropriate to avoid a market bias toward short-term contracts. We cannot predict what action FERC will take on these matters, nor can we accurately predict whether FERC's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas produces, gatherers and marketers.

         State-level regulation for pipeline operations in Ohio, New York and Pennsylvania is generally through the Public Utility Commission of Ohio, the New York Public Service Commission and the Pennsylvania Public Utilities Commission, respectively. Atlas Pipeline has been granted an exemption from regulation by the Public Utility Commission of Ohio, and is not subject to New York or Pennsylvania regulation since it does not provide service to the public generally.

         Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil, and pipelines, can be liable for fines, penalties and clean-up costs for pollution caused by the wells or the pipelines. Moreover, the owners' or operators' liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. Natural gas pipelines are also subject to safety regulation under the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Act of 1992 which, among other things, dictate the type of pipeline, quality of pipeline, depth, methods of welding and other construction-related standards. The state public utility regulators referenced above have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

         We do not anticipate that we will be required in the near future to expend amounts that are material in relation to our revenues by reason of environmental laws and regulations, but inasmuch as these laws and regulations change frequently, we cannot predict the ultimate cost of compliance. We cannot assure you that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

Energy Technology

         We own a 50% interest in Optiron Corporation, with a right, through conversion of a note from Optiron, to increase that interest to 68.5%, in Optiron Corporation. Optiron's business, which focuses on providing the energy industry with information management software, currently offers one principal product, the ReadiSystem(TM) (Retail Energy Automated Data Integration). The ReadiSystem(TM) consolidates all billing and customer account information into a single source and features online bill paying for customers, flexible invoice generation, account and payment history tracking, management of payment adjustments, delinquent customer tracking and production of collection notices and service/work order dispatching and tracking. The technology also provides accounting and management reporting functions. Although originally designed for natural gas and electric utility companies, we believe that the ReadiSystem(TM) can be used by other mass market distribution companies such as telecommunications and water utility companies.

Real Estate Finance

General

         From fiscal 1991 through fiscal 1999, we sought to purchase and resolve troubled commercial real estate loans at discounts to their outstanding loan balances and the appraised value of their underlying properties. During fiscal 2000, we determined to concentrate our real estate finance activities on managing our existing loan portfolio and did not acquire any new loans. As part of the management process, we anticipate that we may sell selected portfolio loans in appropriate circumstances.

         At September 30, 2000, our loan portfolio consisted of 38 loans with aggregate outstanding loan balances of $691.4 million. These loans were acquired at an investment cost of $447.3 million, including subsequent advances. During the fiscal years ended September 30, 2000, 1999 and 1998, the yield on our net investment in our portfolio loans equaled 9%, 22% and 40%, respectively, including gains on sale of senior lien interests in, and gains, if any, resulting from refinancing of, the loans. Gross profit from our real estate finance activities for the same periods was $11.8 million, $35.3 million and $43.7 million, respectively. For these purposes, we calculate gross profit as revenues from loan activities minus costs, including interest, provision for possible losses and less depreciation and amortization, without allocation of corporate overhead.

         We seek to reduce the amount of our capital invested in portfolio loans, and to enhance our returns, through borrower refinancing of the properties underlying our loans. Before January 1, 1999, we also sought to sell senior lien interests; since that date, we have sought to structure our senior lien transactions as financings rather than sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of

Operations: Real Estate Finance." During fiscal 2000, borrowers refinanced three loans, incurring $129.5 million in new senior lien indebtedness. At September 30, 2000, senior lenders held outstanding obligations of $351.9 million. Pursuant to agreements with most borrowers, we generally retain the excess of operating cash flow over required debt service on senior lien obligations as debt service on the outstanding balance of our loans.

         As a result of the troubled nature of our portfolio loans at the time of their acquisition, they are typically subject to forbearance agreements pursuant to which we defer foreclosure or other action on a loan so long as the terms of the agreement are met. Generally, our forbearance agreements require:

         o payment of all revenues from the property into an operating account controlled by us or our managing agent;

         o payment of all property expenses (including debt service, taxes, operational expenses and maintenance costs) from the operating account, after our review and approval;

         o    receipt by us of specified minimum monthly payments;

         o retention by us of all cash flow above the minimum monthly payment and application to accrued but unpaid debt service;

         o    appointment of a property manager acceptable to us;

         o receipt of our approval before concluding any material contract or commercial lease; and

         o    submission of monthly cash flow statements and occupancy reports.

         We may alter these arrangements in appropriate circumstances. Where a borrower has refinanced a portfolio loan (or where we acquired a loan subject to existing senior debt), we may agree that the revenues be paid to an account controlled by the senior lienor, with the excess over amounts payable to the senior lienor being paid directly to us. As of September 30, 2000, revenues are being paid directly to senior lienholders with respect to one loan (loan 7 in the table under "Loan Status,"). Where the property is being managed by Brandywine Construction and Management, Inc., a property manager affiliated with us, we may direct that property revenues be paid to Brandywine as our managing agent. As of September 30, 2000, revenues are being paid to Brandywine with respect to two loans (loans 25 and 30). Where we believe that operating problems with respect to an underlying property have been substantially resolved, we may permit the borrower to retain revenues and pay property expenses directly. As of September 30, 2000, we permitted borrowers with respect to seven loans (loans 24, 31, 32, 41, 47, 50 and 51) to do so.

         As a result of the requirement of retaining a property management firm acceptable to us, Brandywine has assumed responsibility for supervisory and, in many cases, day-to-day management of the underlying properties with respect to substantially all of our portfolio loans as of September 30, 2000. In ten instances, the president of Brandywine (or an entity affiliated with him) has also acted as the general partner, president or trustee of the borrower.

         The minimum payments required under a forbearance agreement are normally materially less than the debt service payments called for by the original terms of the loan. The difference between the minimum required payments under the forbearance agreement and the payments called for by the original loan terms continues to accrue but, except for amounts recognized as an accretion of discount, are not recognized as revenue until actually paid. See "Business - Real Estate Finance: Accounting for Discounted Loans".

         When we refinance or sell a senior loan interest, the forbearance agreement typically will remain in effect, subject to any modifications required by the refinance lender or senior lien holder.

         At the end of a forbearance agreement, the borrower must pay the loan in full. The borrower's ability to do so, however, will depend upon a number of factors, including prevailing conditions at the underlying property, the state of real estate and financial markets (generally and as regards to the particular property), and general economic conditions. If the borrower does not or cannot repay the loan, we anticipate it will seek to sell the property underlying the loan or otherwise liquidate the loan. Alternatively, where we already control all of the cash flow and other economic benefits from the property, or where we believe that the cost of foreclosure is more than any benefit we could obtain from foreclosure, we may continue our forbearance.

Business Strategy

         We seek to increase the income and value of the properties underlying our portfolio loans. To achieve our goal, we employ experienced property managers either to manage the properties directly or to supervise local property managers. We encourage our managers to take an active management role to increase rents, improve property conditions and, where possible, achieve cost efficiencies in property operations. We may sell portfolio loans as appropriate opportunities arise.

Refinancings

         In refinancings, we reduce the amount outstanding on our loan by the amount of net refinancing proceeds and either convert the outstanding balance of the original note into the stated principal amount of an amended note on the same terms as the original note, or retain the original loan obligation as paid down by the amount of refinance proceeds we receive. The interest rate on the refinancing is typically less than the interest rate on our retained interest.

         Before January 1, 1999, we sought to sell senior lien interests in our loans. Although we made a strategic decision to structure our transactions after that date as financings, we retain the right to sell a senior interest in a loan where it is economically advantageous to do so. When we sell a senior lien interest, the outstanding balance of our loan at the time of sale remains outstanding, including as a part of that balance the amount of the senior lien interest. Thus, our remaining interest effectively "wraps around" the senior lien interest.

         As of September 30, 2000, senior lien interests with an aggregate balance of $12.0 million relating to seven portfolio loans obligate us, in the event of a default on a loan, to replace the loan with a performing loan. One other senior lien interest obligates us, upon its maturity in fiscal 2003, to repurchase the senior lien interest (if not already paid off) at a price equal to the outstanding balance of the senior lien interest plus accrued interest. The aggregate outstanding balance will be $2.5 million at maturity, assuming all debt service payments have been made. See "Business - Real Estate Finance: Loan Status."

         After a refinancing or sale of a senior lien interest, our retained interest will usually be secured by a subordinate lien on the property. In some situations, however, our retained interest may not be formally secured by a mortgage because of conditions imposed by the senior lender. In these situations, we may be protected by a judgment lien, an unrecorded deed-in-lieu of foreclosure, the borrower's covenant not to further encumber the property without our consent, a pledge of the borrower's equity or a similar device. Our retained interests in seven loans aggregating $31.0 million and constituting 16.9%, by book value, of our loan portfolio as of September 30, 2000 are not secured by a lien on the underlying property.

Loan Status

         At September 30, 2000, our loan portfolio consisted of 38 loans. We acquired 32 of these loans as first mortgage liens and six loans as junior lien obligations. As of September 30, 2000:

         o We had sold senior lien interests in 16 loans, including senior interests in three loans initially acquired as junior lien loans.

         o We had purchased senior lien interests in two loans initially acquired as junior lien loans.

         o    Borrowers with respect to 17 loans had obtained refinancing.

         After these sales, acquisitions and refinancings, we hold subordinated interests in 32 loans.

         The following table sets forth information about our portfolio loans, grouped by the type of property underlying the loans, as of September 30, 2000.


     Loan       Type of
    Number      Property            Location                            Seller/Originator
    ------      --------            --------                            -----------------
Office Properties
  005           Office              Pennsylvania        Shawmut Bank(8)
  011(10)       Office              Washington, D.C.    First Union Bank(8)
  014           Office              Washington, D.C.    Nomura/Cargill/Eastdil Realty(11)
  020           Office              New Jersey          Cargill/Eastdil Realty(11)
  026(10)       Office              Pennsylvania        The Metropolitan Fund/First Trust Bank
  029(10)       Office              Pennsylvania        Castine Associates, L.P.(12)
  035(14)(10)   Office              Pennsylvania        Hudson United Bank (8)
  036           Office              North Carolina      Union Labor Life Insurance Co.
  044(16)       Office              Washington, D.C.    Dai-Ichi Kangyo Bank
  046           Office              Pennsylvania        Corestates Bank, N.A.
  048(18)       Office              Pennsylvania        Institutional Property Assets
  049(19)       Office              Maryland            Bre/Maryland
  053(20)(32)   Office              Washington, D.C.    Sumitomo Bank, Limited

     Office Totals

Multifamily Properties
001(21)         Multifamily         Pennsylvania        Alpha Petroleum Pension Fund
003             Multifamily         New Jersey          RAM Enterprises/Glenn Industries Pension Plan
015             Condo/Multifamily   North Carolina      First Bank/ SouthTrust Bank
021(10)(22)     Multifamily         Pennsylvania        Bruin Holdings/Berkley Federal Savings Bank
022             Multifamily         Pennsylvania        FirsTrust FSB
024             Multifamily         Pennsylvania        U.S. Dept. of Housing and Urban Development
028             Condo/Multifamily   North Carolina      First Bank/South Trust Bank
031             Multifamily         Connecticut         John Hancock Mutual Life Ins. Co.
032(16)         Multifamily         New Jersey          John Hancock Mutual Life Ins. Co.
034             Multifamily         Pennsylvania        Resource America, Inc.
037(31)         Multifamily         Florida             Howe, Soloman & Hall Financial, Inc.
041             Multifamily         Connecticut         J.E. Robert Companies
042             Multifamily         Pennsylvania        Fannie Mae(23)
043(24)         Multifamily         Pennsylvania        Downingtown National Bank
047(10)         Multifamily         New Jersey          Credit Suisse First Boston Mortgage Capital, Inc.
050             Multifamily         Illinois            J.E. Roberts Companies
051             Multifamily         Illinois            J.E. Roberts Companies
054(26)         Multifamily         Connecticut         Resource America, Inc.

     Multifamily Totals

Commercial Properties
007           Single User/Retail    Minnesota           Prudential Insurance, Alpha Petroleum Pension Fund
013(10)(27)   Single User/CommercialCalifornia          California Federal Bank, FSB
017(10)(28)   Single User/Retail    West Virginia       Triester Investments(8)
018           Single User/Retail    California          Emigrant Savings Bank/ Walter R. Samuels & Jay Furman(29)
033           Single User/Retail    Virginia            Brambilla, LTD

     Commercial Totals

Hotel Properties
025           Hotel/Commercial      Georgia             Bankers Trust Co.
030           Hotel                 Nebraska            CNA Insurance

     Hotel Totals


                                   Fiscal                        Value
                                    Year      Outstanding     of Property
                                    Loan          Loan         Underlying
                                  Acquired   Receivable(1)      Loan(2)
                                  --------   -------------      -------
Office Properties
                                     1993    $  8,425,072    $  1,700,000
                                     1995       1,691,890       1,500,000
                                     1995      19,872,000      14,000,000
                                     1996       8,082,379       4,600,000
                                     1997       9,801,128       5,000,000
                                     1997       8,767,634       4,025,000
                                     1997       2,536,126       2,550,000
                                     1997       4,978,742       4,150,000
                                     1998     107,214,122      98,000,000
                                     1998       6,061,494       5,300,000
                                     1998      68,601,530      65,000,000
                                     1998     103,038,924      99,000,000
                                     1999     128,452,325      86,700,000
                                             ------------    ------------
     Office Totals                           $477,523,366    $391,525,000
                                             ------------    ------------
Multifamily Properties
                                  1991&99       9,564,294       5,350,000
                                     1993       3,212,109       1,350,000
                                  1995&97       5,302,906       5,019,500
                                  1996&97       7,569,827       3,868,130
                                     1996       6,080,003       4,300,000
                                     1996       3,326,094       3,800,000
                                     1997         505,795         455,500
                                     1997      12,257,174      12,500,000
                                     1997      12,854,851      13,278,000
                                     1997         426,352         450,000
                                     1997       8,628,535       3,500,000
                                     1998      20,987,573      21,000,000
                                     1998       6,336,986       5,740,000
                                     1998       2,177,130       2,275,000
                                     1998       2,629,051       3,375,000
                                     1998      50,306,758      23,400,000
                                     1998      24,612,352      24,000,000
                                     1999       1,600,000       2,000,000
                                             ------------    ------------
     Multifamily Totals                      $178,377,790    $135,661,130
                                             ------------    ------------

Commercial Properties
                                     1993       5,049,726       2,545,000
                                     1994       2,792,769       2,600,000
                                     1996       1,627,864       1,900,000
                                     1996       3,062,264       6,400,000
                                  1997&99       4,657,837       2,650,000
                                             ------------     -----------
     Commercial Totals                       $ 17,190,460    $ 16,095,000
                                             ------------    ------------
Hotel Properties
                                     1997       7,512,818       8,000,000
                                     1997      10,792,885       6,300,000
                                             ------------     -----------
     Hotel Totals                            $ 18,305,703    $ 14,300,000
                                             ------------    ------------

Balance as of September 30, 2000             $691,397,319    $557,581,130
                                             ============    ============


                                                                                                                    Maturity
                                                                                              Resource America's    of Loan/
                       Ratio of        Proceeds from                                           Net Interest in     Expiration
                        Cost of        Refinancing or                                            Outstanding           of
   Cost of           Investment to     Sale of Senior           Net            Book Value            Loan          Forbearance
Investment(3)      Appraised Value     Lien Interests      Investment(4)    of Investment(5)    Receivables(6)     Agreement(7)
-------------      ---------------     ----------------    -------------    ----------------    --------------     ------------
$   1,348,851             79%          $    940,000(9)     $     408,851      $    952,562       $  7,585,072         02/07/01
    1,189,904             79%               660,000(9)           529,904           762,172          1,006,890         06/01/00(12a)
   12,539,475             90%             6,487,000            6,052,475         7,546,955         13,231,989         11/30/98(12a)
    3,317,878             72%             2,562,000              755,878         2,502,670          5,731,199         02/07/01
    2,609,410             52%             2,231,693              377,717         1,824,851          7,674,329         09/30/03
    3,088,476             77%             2,625,000(13)          463,476         1,385,290          6,219,579         07/01/02
    1,841,889             72%             1,750,000(15)           91,889           789,907            810,107         09/25/02
    3,094,950             75%             1,750,000(15)        1,344,950         2,008,853          3,254,241         12/31/11
   79,990,948             82%            71,500,000(17)        8,490,948        20,692,832         27,349,128         08/01/08
    3,995,859             75%                     0            3,995,859         4,054,704          6,061,494         09/30/14
   60,620,417             93%            44,000,000           16,620,417        19,612,890         25,639,531         08/01/08
   90,190,604             91%            60,000,000           30,190,604        38,282,501         43,038,924         04/01/11
   70,612,010             81%            65,000,000            5,612,010        11,769,066         55,167,726         01/15/06
-------------                          ------------        -------------      ------------       ------------
$ 334,440,671                          $259,505,693        $  74,934,978      $112,185,253       $202,770,209
-------------                          ------------        -------------      ------------       ------------

    4,763,730             89%                     0            4,763,730         5,253,412          9,564,294         08/01/21
    1,122,353             83%               627,000              495,353           102,212          2,616,505         01/01/03
    2,079,434             41%             3,000,000             (920,566)        2,355,734          2,362,602         03/23/09
    2,531,574             65%             3,695,674(9) (15)   (1,164,100)          757,219          4,719,242         07/01/16
    2,471,782             57%             3,435,000             (963,218)          986,849          2,682,874         05/03/29
    2,743,136             72%             2,318,750              424,386           795,627            896,073         11/01/22
      451,510             99%                     0              451,510           485,820            505,795         03/23/09
    4,788,642             38%             9,375,000           (4,586,358)        1,628,209          3,007,271         10/14/14
    7,404,156             56%             6,000,000(17)        1,404,156         5,410,620          7,410,085         09/01/05
      401,500             89%                     0              401,500           424,183            426,352         10/01/02
    2,807,945             80%             2,096,000(9)           711,945         1,206,266          6,532,535         06/01/10
   14,733,084             70%            14,100,000              633,084         7,176,034          7,130,129         01/01/09
    4,287,056             75%             4,450,000             (162,944)        1,290,701          1,889,738         07/12/30
    1,589,381             70%             1,000,000(25)          589,381         1,044,588          1,177,130         07/01/02
    2,656,969             79%             1,800,000(15)          856,969         1,019,572            846,098         02/01/05
   18,654,699             80%            15,350,000            3,304,699         7,921,612         35,097,805         09/30/09
   17,375,252             72%                     0           17,375,252        19,281,718         24,612,352         09/30/02
    1,140,666             57%                     0            1,140,666         1,600,000          1,600,000         04/01/11
-------------                          ------------        -------------      ------------       ------------
$  92,002,869                          $ 67,247,424        $  24,755,445      $ 58,740,376       $113,076,880
-------------                          ------------        -------------      ------------       ------------

    1,359,055             53%             2,099,000             (739,945)          719,958          3,095,160         12/31/14
    1,701,049             65%             1,975,000(9)          (273,951)          515,718            792,769         05/01/01
      894,660             47%             1,000,000(15)         (105,340)          567,741            652,753         12/31/16
    2,427,268             38%             1,969,000(9)           458,268           975,739          1,093,264
                                                                                                                      12/01/00(12a)
    2,425,090             92%             1,800,000(15)          625,090           951,239          2,957,034         02/01/21
-------------                          ------------        --------------     ------------       ------------
$   8,807,122                          $  8,843,000        $     (35,878)     $  3,730,395       $  8,590,980
-------------                          ------------        --------------     ------------       ------------

    7,062,222             88%               875,000(30)        6,187,222         7,900,909          6,637,818         12/31/15
    5,022,695             80%             2,400,000(9)         2,622,695         3,383,314          8,392,885         09/30/02
-------------                          ------------        --------------     ------------       ------------
$  12,084,917                          $  3,275,000        $   8,809,917      $ 11,284,223       $ 15,030,703
-------------                          ------------        -------------      ------------       ------------

$ 447,335,579                          $338,871,117        $ 108,464,462      $185,940,247       $339,468,772
=============                          ============        =============      ============       ============

(1) Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest at September 30, 2000.

(2) We generally obtain appraisals on each of the properties underlying our portfolio loans at least once every three years. Accordingly, appraisal dates range from 1997 - 2000, except with respect to loan 3. However, after the end of fiscal 2000, the property underlying loan 3 was sold and our loan was repaid.

(3) Consists of the original cost of our investment, including the amount of any senior lien obligation to which the property remains subject, plus subsequent advances, but excludes the proceeds to us from the sale of senior lien interests or borrower refinancings.

(4) Represents the unrecovered costs of our investment, calculated as the cash investment made in acquiring the loan plus subsequent advances, less cash received from the sale of a senior lien interest in or borrower refinancing of the loan. Negative amounts represent our receipt of proceeds from the sale of senior lien interests or borrower refinancings in excess of our investment.

(5) Represents the book cost of our investment after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of the loan, but excludes an allowance for possible losses of $2.0 million. For a discussion of accretion of discount and allocation of gains, see "- Accounting for Discounted Loans."

(6) Consists of the amount set forth in the column "Outstanding Loan Receivable" less senior lien interests at September 30, 2000.

(7)   With respect to loans 7, 14, 17, 25, 27, 30, 31, 32, 34, 37, 42, 44, 46,
      47, 48, 49, 53 and 54, the date given is for the maturity of our interest in the loan. For loan 43, the date given is the expiration date of the forbearance agreement with respect to the loan in the original principal amount of $404,026 (see Note (24) below). For the remaining loans, the date given is the expiration date of the related forbearance agreement.

(8)   Successor by merger to the seller.

(9) Senior lien interest sold subject to the right of the holder, upon default, to require us to substitute a performing loan.

(10) With respect to loans 13, 17 and 26, the president of Brandywine is the general partner of the borrower; with respect to loan 29, he is the general partner for the sole limited partner of the borrower; and with respect to loan 11, he is the president of the borrower. With respect to loan 35, he is the president of the general partner of the borrower. In addition, with respect to loan 21, which consists of 22 separate mortgage loans on 36 individual condominium units in a single building, the president of Brandywine is the trustee of one borrower (for 11 mortgage loans) and the president of the general partner of another borrower (for four mortgage loans).

(11)  Seller was a partnership of these entities.

(12) From 1993 to October 1997, one of our executive officers served as the general partner of the seller.

(12a) We are attempting to maximize our return by selling the properties underlying these loans in cooperation with the borrowers. In the meantime, we continue to forbear from exercising our remedies with respect to these loans since we believe we receive all of the economic benefit from the properties without having to incur the expense of foreclosure.

(13) Represents a senior lien interest sold to an institution. We have the obligation to repurchase this interest on or after March 31, 2003.

(14) The borrower is a limited partnership formed in 1991. The general partner of the partnership is owned by the president of Brandywine; our chairman and his wife beneficially own a 49% limited partnership interest in the partnership and our former executive vice president and vice chairman beneficially owns a 1% limited partnership interest.

(15) Senior lien interest sold subject to the right of the holder, upon default by borrower, to require us to substitute a performing loan.

(16)  See note 3 to Consolidated Financial Statements, "- Relationships with
      RAIT."

(17)  A senior lien interest was sold to RAIT. See "Business - Real Estate
      Finance: Sponsorship of Real Estate Investment Trust."

(18) The borrower is a partnership in which Brandywine owns an 11% interest and RAIT owns an 89% interest.

(19) The borrower is a limited liability company whose manager is a corporation of which our former vice chairman and current director of the Company is the sole shareholder, officer and director. The chairman, two directors of the Company and the president of Brandywine are equal limited partners (25% each) of a partnership that is a 59% limited partner of the managing partner which has a (99)% interest in the sole member of the borrower.

(20) We jointly purchased this loan with RAIT, which contributed $10.0 million of the purchase price. RAIT's interest was subsequently paid down to $8.3 million.

(21) We acquired a first mortgage loan at face value from RAIT. The loan is secured by property in which we have held a subordinate interest since 1991.

(22) Consists of 22 separate mortgage loans on 36 individual condominium units in a single building. Nine of such loans are due July 1, 2016, nine are due January 1, 2015, one is due October 1, 2007, one is due July 7, 2003, one is due May 5, 2001 and one due October 9, 2001. The president of Brandywine and his wife own general and limited partnership interests in the borrowers of some of these loans. The borrower with respect to other loans is a trust, the trustee of which is the president of Brandywine and the beneficiary of which is a limited partnership for which one of our directors is general partner.

(23)  Original lending institution.

(24) Consists of two related loans to one borrower secured by a single property in the original principal amounts of $1.6 million and $404,026.

(25) Senior lien interest sold to a limited partnership in which our chairman and our former executive vice president and vice chairman and current director beneficially own a 14.4% limited partnership interest.

(26)  Construction loan with a maximum borrowing of $1.6 million.

(27) Our chairman and his wife beneficially own a 40% limited partnership interest in the borrower.

(28) Consists of a series of notes becoming due yearly through December 31, 2016.

(29) Amounts advanced by us were used in part to directly repay the loan of Emigrant Savings Bank; the balance was applied to purchase a note held by Messrs. Samuels and Furman.

(30) In May 1999, we borrowed $875,000 from a limited partnership in which our chairman and our former executive vice president and vice chairman and current director beneficially own a 22% limited partnership interest. The loan is secured by a first priority lien on loan 25. Accordingly, the debt is included in the cost of investment carried on our books.

(31) The borrower is a limited partnership of which our former executive vice president and vice chairman and current director is the president of the general partner and our chairman, two of our directors and the president of Brandywine are equal limited partners of the borrower.

(32)  One of our subsidiaries is the manager of the borrower.

         The following table sets forth average monthly cash flow from the properties underlying our portfolio loans, average monthly debt service payable to senior lienholders and refinance lenders, average monthly payments with respect to our retained interest and cash flow coverage (the ratio of cash flow from the properties to debt service payable on senior lien interests) for the three months ended September 30, 2000. The loans are grouped by the type of property underlying the loans.

                                                            Average Monthly        Average Monthly
                                                               Interest               Principal
                                                            Payment on Debt        Payment on Debt     Average Monthly
                                         Average              Service on              Service on         Payment to
                     Loan           Monthly Cash Flow       Refinancing or          Refinancing or    Resource America's   Cash Flow
                    Number           from Property(1)    Senior Lien Interests   Senior Lien Interest      Interest         Coverage
                    ------          -----------------   ----------------------  --------------------- ------------------   ---------
Office
------
                      005             $     7,593           $     6,825             $         0     $      768             1.11
                      011                   9,572                 5,566                       0          4,006             1.72
                      014                  76,098                44,510                  18,223         13,365             1.21
                      020                  41,560                17,903                   1,624         22,033             2.13
                      026                  31,885                17,694                   3,906         10,285             1.48
                      029                  31,695                19,419                   2,835          9,441             1.42
                      035                  24,914                14,408                   1,494          9,012             1.57
                      036(5)                3,604                14,396                   1,506        (12,298)             N/A
                      044                 716,096               489,013                  67,088        159,995             1.29
                      046                  31,900                     0                       0         31,900              N/A
                      048                 393,288               245,728                  42,586        104,974             1.36
                      049                 744,170               378,000                  72,000        294,170             1.65
                      053                 712,961               554,717                  37,923        120,321             1.20
                                      -----------           -----------             -----------     ----------
                   Office Totals      $ 2,825,336           $ 1,808,180             $   249,184     $  767,973             1.37
                                      ===========           ===========             ===========     ==========

Multifamily
-----------
                      001             $    26,473           $         0             $         0     $   26,473              N/A
                      003                   6,296                 4,735                   1,323            238             1.04
                  015&028(2)(6)            21,442                19,995                   3,680         (2,233)             N/A
                      021(4)               15,261                24,329                     536         (9,604)             N/A
                      022                  27,744                22,045                   2,623          3,076             1.12
                      024                  25,926                15,804                   2,158          7,964             1.44
                      031                  85,355                60,034                  10,901         14,420             1.20
                      032                 105,407                54,927                  23,878         26,602             1.34
                      034                   3,422                     0                       0          3,422              N/A
                      037                  25,630                17,030                       0          8,600             1.50
                      041                 132,500                86,115                  13,490         32,895             1.33
                      042                  55,267                22,424                   2 752         30,091             2.20
                      043                  12,096                 8,343                       0          3,753             1.45
                      047                  17,876                14,883                   1,474          1,519             1.09
                      050                 147,916               100,854                  11,137         35,925             1.32
                      051                  77,292                     0                       0         77,292              N/A
                      054                  18,085                     0                       0         18,085              N/A
                                      -----------           -----------             -----------     ----------
                Multifamily Totals    $   803,988           $   451,519             $    73,951     $  278,518             1.53
                                      ===========           ===========             ===========     ==========
Commercial
----------
                      007             $    20,400           $    14,423             $     5,977     $        0             1.00
                      013                  25,023                15,833                       0          9,190             1.58
                      017                  10,690                 8,142                     945          1,603             1.18
                      018(3)               26,443                15,998                       0         10,445             1.65
                      033                  21,940                14,258                   5,084          2,598             1.13
                                      -----------           -----------             -----------     ----------
                Commercial Totals     $   104,496           $    68,654             $    12,006     $   23,836             1.30
                                      ===========           ===========             ===========     ==========
Hotel
-----
                      025             $    46,659           $     7,292             $         0   $   39,367             6.40
                      030(7)                    0                     0                       0            0              N/A
                                      -----------           -----------             -----------   ----------
                  Hotel Totals        $    46,659           $     7,292             $         0   $   39,367             6.40
                                      ===========           ===========             ===========   ==========

                Total Properties      $ 3,780,479           $ 2,335,645             $   335,141   $1,109,695             1.42
                                      ===========           ===========             ===========   ==========

(1) Cash flow consists of revenues from property operations less operating expenses, including real estate and other taxes pertaining to the property and its operations, and before depreciation, amortization and capital expenditures.
(2) The properties underlying loans 15 and 28 are different condominium units in the same building and, accordingly, are combined for cash flow purposes.
(3) Includes one-twelfth of an annual payment of $120,000 received in December of each year.
(4) Loan 21 consists of 22 separate mortgage loans on 36 individual condominium units. During fiscal 2000 we were repaid, and recorded gains on, four of the units and held two units vacant in anticipation of future repayments. Accordingly, cash flow from the property decreased while debt service on refinancing or senior lien interests remained constant.
(5) In the quarter ending 12/30/99, the property underlying this loan lost its biggest tenant, accounting for approximately 53% of the total square footage. The space is marketed for lease and is currently unoccupied.
(6) The property underlying these loans is located in an area that has recently seen an increase in construction of similar residential properties. Due to the new construction in the area, the property's vacancy rate has increased, consequently, cash flow has decreased.
(7) The property underlying the loan is a hotel property located in Omaha, Nebraska. The forbearance agreement requires minimum monthly payments of cash flows from the property based on net operating income. During fiscal 2000, there was a temporary economic decline in the Omaha market, consequently, cash flows have been negatively impacted. We anticipate resumption of cash flows within the next fiscal period.

Investments in Real Estate Ventures

         In fiscal 1999, we became the owner of a hotel property in Savannah, Georgia as a result of receiving a deed-in-lieu of foreclosure. Our carrying cost in this property was $4.6 million at September 30, 2000. Also in fiscal 1999, the borrower with respect to an office property in Philadelphia, Pennsylvania, exercised its right under the loan documents to satisfy its loan by paying us $29.6 million in cash and giving us a 50% equity interest in the property. Our carrying cost in this property is $11.4 million at September 30, 2000.

Accounting for Discounted Loans

         We accrete the difference between our cost basis in a portfolio loan and the sum of projected cash flows from the loan into interest income over the estimated life of the loan using the interest method, which results in a level rate of interest over the life of the loan. We review projected cash flow, which include amounts realizable from the underlying property, on a quarterly basis. Changes to projected cash flows reduce or increase the amounts accreted into interest income over the remaining life of the loan.

         We record our investments in portfolio loans at cost, which is significantly discounted from the stated principal amount of, and accrued interest and penalties (collectively, the face value) on the loans. This discount from face value, as adjusted to give effect to refinancings and sales of senior lien interests, totaled $156.5 million, $158.3 million and $139.7 million at September 30, 2000, 1999 and 1998, respectively. We review on a quarterly basis the carrying value of our loans to determine whether it is greater than the sum of the future projected cash flows. If we determine that carrying value is greater, we provide an appropriate allowance through a charge to operations. In establishing our allowance for possible losses, we also consider the historic performance of our loan portfolio, characteristics of the loans and their underlying properties, industry statistics and experience regarding losses in similar loans, payment history on specific loans as well as general economic conditions in the United States, in the borrower's geographic area or in the borrower's (or its tenants') specific industries. For the year ended September 30, 2000, we recorded a provision for possible losses of $936,000, which increased our allowance for possible losses at September 30, 2000 to $2.0 million.

         Depending on the structure of the transaction, we can recognize gains or losses on the sale of a senior lien interest in a loan. These gains and losses are calculated by allocating our cost basis between the portion of the loan sold and the portion retained based upon the fair value of those respective portions on the date of sale. Gains resulting from the refinancing of a property by its owners arise only when the financing proceeds exceed the carried cost of our investment in the loan. Any gain recognized on a sale of a senior lien interest or a refinancing is credited to income at the time of the sale or refinancing.

         Before January 1, 1999, most of our financing transactions involving the sale of senior lien interests in our loans were structured to meet the criteria for sale under generally accepted accounting principles. Thus, for transactions that were completed before January 1, 1999, we recorded gains on sale. Effective January 1, 1999, we made a strategic decision to structure future transactions as financings. The cash flows available to us, which are generally derived from the cash flows on the properties underlying our portfolio loans were unaffected by the modification. The primary effect of the change is that, instead of recognizing an immediate gain on the sale of a senior lien interest, we retain our full investment in the loan on our books, recognize interest income over the life of the loan, record as debt the proceeds from the senior lien interest and recognize interest expense on that debt.

Sponsorship of Real Estate Investment Trust

         We are the sponsor and a 14% shareholder of RAIT Investment Trust ("RAIT"), a real estate investment trust that began operations in January 1998. RAIT acquires or originates commercial mortgage loans in situations that generally do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. Betsy Z. Cohen, spouse of our chairman, chief executive officer and president, Edward E. Cohen, and mother of Daniel G. Cohen, one of our directors, is the chairman and chief executive officer of RAIT. Jonathan Z. Cohen, another son of Mr. and Mrs. Cohen and one of our senior vice presidents, is our nominee to RAIT's board of trustees and is the secretary of RAIT. Scott F. Schaeffer, president of RAIT, is one of our directors; Mr. Schaeffer was, until September 13, 2000, our executive vice president and vice chairman of our Board of Directors.

         Our relationship with RAIT is subject to the following:

         o So long as we own 5% or more of RAIT's common shares, we will have the right to nominate one person to RAIT's board of trustees.

         o RAIT's declaration of trust permits it to acquire loans from us to a maximum of 30% of RAIT's investments (on a cost basis), excluding investments acquired from us at the time of RAIT's initial public offering.

         o If we sponsor a real estate investment trust with investment objectives similar to those of RAIT, our representative on RAIT's board of trustees must recuse himself or herself from considering or voting upon matters relating to financings which may be deemed to be within the lending guidelines of both RAIT and the real estate investment trust we are then sponsoring.

         For transactions between RAIT and us, see Part III, Item 13 of this report, and Note 3, "Certain Relationships and Related Party
Transactions-Relationship with RAIT" in Notes to Consolidated Financial Statements.

Partnership Management

         Through our subsidiary, F.L. Partnership Management, Inc. we act as the general partner and manager of five public limited partnerships formed between 1986 and 1990. These partnerships had total assets at September 30, 2000 of $33.8 million, including $2.2 million (book value) of equipment with an original cost of $13.4 million, and investments in direct financing leases of $18.1 million. The partnerships primarily lease computers and related peripheral equipment to investment-grade, middle-market and capital-intensive companies. The principal stated objective of each of the limited partnerships is to generate leasing revenues for distribution to the investors in the partnerships. The partnerships commenced their liquidation periods at various times between December 1995 and December 1998.

         We receive management fees and an interest in partnership cash distributions for our services as general partner. Management fees range from 4% to 6% of gross rents except for full-payout leases where management fees range from 2% to 3% of gross rents. In four of the partnerships, management fees are subordinated to the receipt by limited partners of a cumulative annual cash distribution of 11% (one partnership) or 12% (three partnerships) of the limited partners' aggregate investment. Our general partner's interest in cash distributions is 3.5% (one partnership) and 1% (four partnerships). The partnerships reimburse us for specified expenses related to administration of the partnerships, including costs of non-executive personnel, legal, accounting and third-party contractor fees and costs and costs of equipment used in a partnership's behalf.

Discontinued Operations

Residential Mortgage

         On September 28, 1999, we adopted a plan to discontinue our residential mortgage lending business. The business was disposed of in November 2000. Accordingly, our financial statements report the business as a discontinued operation for the years ended September 30, 2000, 1999 and 1998. Net assets of the discontinued operation at September 30, 2000 consisted primarily of loan receivables.

Equipment Leasing

         On August 1, 2000, we sold our small ticket equipment leasing subsidiary, Fidelity Leasing, to European American Bank and AEL Leasing Co., Inc., subsidiaries of ABN AMRO Bank, N.V. We received total consideration of $152.2 million, including repayment of indebtedness of Fidelity Leasing to us; the purchasers also assumed approximately $431.0 million in debt payable to third parties and other liabilities. Of the $152.2 million consideration, $16.0 million was paid by a non-interest bearing promissory note. The promissory note is payable to the extent that payments are made on a pool of Fidelity Leasing lease receivables and refunds are received with respect to certain tax receivables. The lease receivable pool consists of receivables that, as of June 30, 2000, were aged more than 90 days or on Fidelity Leasing's "watch list," or had an outstanding balance of $200,000 or more that would have been rated "not pass" under the purchasers' credit policies. In addition, $10.0 million was placed in escrow until March 31, 2004 as security for our indemnification obligations to the purchasers. In connection with the sale, we made $15.5 million of payments to Fidelity Leasing's management and incurred $3.4 million in expenses.

Credit Facilities and Senior Notes

         The following is a summary of the terms of our credit facilities outstanding as of September 30, 2000 and of our senior notes:

Credit Facilities

         We have an $18.0 million revolving credit facility with Hudson United Bank, formerly Jefferson Bank, for our real estate finance operations. The facility expires in February 2001. The facility bears interest at the prime rate reported in The Wall Street Journal plus .75%, and is secured by our interest in certain commercial loans. As amended in December 1999, credit availability is based upon the amount of assets pledged as security for the facility and is subject to the lender's approval of additional collateral. Credit availability at September 30, 2000 was $7.0 million, all of which had been drawn at that date.

         We also established an $18.0 million line of credit with Sovereign Bank. The facility bears interest at the prime rate reported in The Wall Street Journal and expires in July 2002. The facility is secured by our interest in certain of our portfolio loans and real estate and by certain bonds held by us. Credit availability is based on the value of the collateral pledged as security and was $18.0 million as of September 30, 2000, all of which had been drawn at that date. The facility imposes limitations on the incurrence of future indebtedness by our subsidiaries whose properties were pledged, and on sales, transfers or leases of their assets, and requires the subsidiaries to maintain both a specified level of equity and a specified debt service coverage ratio.

         At the same time, we established a similar $5.0 million line of credit with Sovereign Bank. This facility bears interest at the same rate as the $18.0 million line of credit and also expires in July 2002. The facility is secured by a pledge of our RAIT common shares and by a guaranty from the subsidiaries involved in the $18.0 million line of credit. Credit availability is based on the value of those shares and was $5.0 million as of September 30, 2000, all of which had been drawn at that date. The facility restricts us from making loans to our affiliates (except for subsidiaries) other than:

         o    existing loans,

         o loans in connection with lease transactions in an aggregate not to exceed $50,000 in any fiscal year, and

         o    loans to RAIT made in the ordinary course of business.

         In September 1999, our energy subsidiaries, Atlas America, Resource Energy and Viking Resources, entered into a $40.0 million revolving credit facility administered by PNC Bank. Credit availability under the facility, as amended in February 2000, is based on the proved developed producing, proved developed non-producing and proved undeveloped natural gas and oil reserves attributable to the borrowers' wells and the borrowers' projected fees and revenues from the operation of wells and management of drilling partnerships, and was $40.0 million at September 30, 2000. Up to $10.0 million of the borrowings under the facility may be in the form of standby letters of credit. A letter of credit in the original amount of $7.5 million was issued to Atlas Pipeline under this facility to secure our obligation to support, through February 2003, minimum quarterly distributions by Atlas Pipeline to holders of its non-subordinated units. The letter of credit reduces each quarter as the distribution support obligation reduces. Borrowings under the facility are secured by the assets of the borrowers and their subsidiaries, including the stock of subsidiaries and interests in Atlas Pipeline Partners GP and Atlas Pipeline. Loans under the facility bear interest at one of the following two rates, at the borrowers' election, which increase as the amount outstanding under the facility increases:

         o    the PNC Bank prime rate plus 0 to 75 basis points, or

         o    the Eurodollar rate plus 150 and 225 basis points.

         Draws under any letter of credit bear interest at the PNC Bank prime rate plus 0 to 75 basis points.

         The credit facility contains financial covenants, including requirements that we maintain:

         o    a current ratio of .85 to 1.0,

         o    a ratio of earnings to fixed charges of 1.5 to 1.0, increasing to
              2.0 to 1.0 in September 2000 and 2.5 to 1.0 in March 2002, and

         o    a leverage ratio of not less than 3.0 to 1.0.

         In addition, the facility prohibits the borrowers' exploration expenses from exceeding 20% of capital expenditures and limits sales, leases or transfers of property by the borrowers and the incurrence of additional indebtedness. The facility terminates in June 2003, when all outstanding borrowings must be repaid.

         At September 30, 2000, $29.5 million of the facility (including the letter of credit, which had an outstanding balance of $5.7 million at such date) had been drawn.

Senior Notes

         Our 12% senior notes are unsecured general obligations with interest payable only until maturity on August 1, 2004. The senior notes are not subject to mandatory redemption except upon a change in control, as defined in the indenture governing the senior notes, when the noteholders have the right to require us to redeem the senior notes at 101% of principal amount plus accrued interest. There is no sinking fund for the senior notes. At our option, we may redeem the senior notes in whole or in part on or after August 1, 2002 at a price of 106% of principal amount (through July 31, 2003) and 103% of principal amount (through July 31, 2004), plus accrued interest to the date of redemption. At September 30, 2000, $80.4 million of these notes were outstanding.

         The indenture contains covenants that, among other things, require us to maintain certain levels of net worth (generally, an amount equal to $200.0 million plus a cumulative 25% of our consolidated net income less an adjustment based upon the principal amount of senior notes we repurchase) and liquid assets (generally, an amount equal to 100% of required interest payments for the next succeeding interest payment date); and limit our ability to:

         o incur indebtedness, but excluding secured indebtedness used to acquire assets or refinance acquisitions;

         o pay dividends or make other distributions in excess of 25% of aggregate consolidated net income, offset by 100% of any deficit, on a cumulative basis;

         o    engage in specified transactions with affiliates;

         o    dispose of subsidiaries;

         o create liens and guarantees with respect to pari passu or junior indebtedness;

         o enter into any arrangement that would impose restrictions on the ability of subsidiaries to make dividend and other payments to us except in connection with specified indebtedness;

         o    merge, consolidate or sell all or substantially all of our assets;

         o incur additional indebtedness if our "leverage ratio" exceeds 2.0 to 1.0; or

         o incur pari passu or junior indebtedness with a maturity date prior to that of the senior notes.

         As defined by the indenture, the leverage ratio is the ratio of all indebtedness (excluding debt used to acquire assets, obligations to repurchase loans or other financial assets sold by us, guarantees of either of the foregoing, non-recourse debt and certain securities issued by securitization entities, as defined in the indenture) to our consolidated net worth.

Employees

         As of September 30, 2000, we employed 199 persons, including 13 in general corporate, 176 in energy, 8 in partnership management and 2 in real estate finance.

Risk Factors

         Statements made by us in written or oral form to various persons, including statements made in filings with the SEC, that are not strictly historical facts are "forward-looking" statements that are based on current expectations about our business and assumptions made by management. These statements are subject to risks and uncertainties that exist in our operations and business environment that could result in actual outcomes and results that are materially different than predicted. The following includes some, but not all, of those factors or uncertainties:

General
         o Unforeseen interest rate increases will increase our interest costs under our four credit facilities as well as interest costs relating to some of the senior lien interests encumbering our portfolio loans. This could have many material adverse effects, including reduction of net revenues from both our energy and real estate finance operations.
Energy
         o Historically, the markets for natural gas and oil have been volatile and are likely to continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and other factors over which we have no control. Depending on the purchasers' needs, the price obtainable for our natural gas, or the amount of natural gas which we are able to sell, our energy revenues and our ability to obtain financing for our drilling and development operations through sponsored drilling partnerships may be materially adversely affected. While the effect of the current imbalance between the supply of natural gas and consumer demand has substantially increased prices for natural gas, we cannot predict the duration of these conditions. Generally, however, while the increased prices for natural gas increase our revenues, they may make it more difficult, or more expensive, to drill and complete wells due to potentially increased competition for drilling rigs and related materials, whose services we obtain through subcontracting, or to execute our business strategy of acquiring additional natural gas properties and energy companies.

         o The energy business involves operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to us. In addition, we may be liable for environmental damage caused by previous owners of properties purchased or leased by us. As a result, we may incur substantial liabilities to third parties or governmental entities which could materially adversely affect our results of operations or financial condition. In accordance with customary industry practices, we maintain insurance against some, but not all, of such risks and losses. We may elect to self-insure if we believe that insurance, although available, is excessively costly relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our business, financial condition and results of operations. In addition, pollution and environmental risks generally are not fully insurable.

         o Although wells we drill are generally to formations that have a high probability of resulting in commercially productive natural gas reservoirs, the amount of recoverable reserves may vary significantly from well to well. We may drill wells that, while productive, do not produce sufficient net revenues to return a profit after drilling, operating and other costs. If we do not drill productive and profitable wells, our ability to finance our drilling activities through drilling partnerships or otherwise could be materially impaired, which would materially adversely affect the financial condition and future revenues of our energy business.

         o We account for our energy properties under the successful efforts method. The carrying value of our energy properties is reviewed quarterly under standards outlined in FASB 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under these rules, the assets carrying value (ignoring deferred income taxes) is compared with expected undiscounted future pre-tax cash flows. The calculation of these future cash flows may include adjustments for expected prices, costs and production volumes. Impairment is limited to the assets fair market value. Although "market conditions" ultimately establish an assets fair value, the assets' future pre-tax cash flows, using an appropriate discount rate is often used as a standard. We may be required to write-down the carrying value of our energy properties when natural gas and oil prices are depressed or unusually volatile. If a write-down is required, it could result in a material charge to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of natural gas and oil properties is not reversible at a later date.

         o The estimates of our proved natural gas and oil reserves and the estimated future net revenues referred to immediately above are based upon reserve reports that rely upon various assumptions, including assumptions required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Such estimates are inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. Our properties also may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

         o The rate of production from natural gas and oil properties declines as reserves are depleted. Our proved reserves will decline as reserves are produced unless we acquire additional properties containing proved reserves, successfully develop new or existing properties or identify additional formations with primary or secondary reserve opportunities on our properties. If we are not successful in expanding our reserve base, our future natural gas and oil production, the primary source of our energy revenues, will be adversely affected. Our ability to find and acquire additional reserves depends on our generating sufficient cash flow from operations and other sources of capital, principally our sponsored drilling partnerships. We cannot assure you that we will have sufficient cash flow or cash from other sources to expand our reserve base.

         o The growth of our energy operations has resulted from both our acquisition of energy companies such as Atlas America and Viking Resources and our ability to obtain capital funds through our sponsored drilling partnerships. If we are unable to identify acquisition candidates on acceptable terms, or if our ability to obtain capital funds through our partnerships is impaired, we may be unable to increase or maintain our inventory of properties and reserve base, or be forced to curtail drilling, production or other activities. This would materially adversely affect our energy operations and their growth prospects.

Real Estate Finance

         o Many of our portfolio loans are secured by properties that, while income producing, are unable to generate sufficient revenues to pay the full amount of debt service required under the original loan terms or are subject to other problems. Although we generally control cash flow from the properties underlying the loans and, where appropriate, have made financial accommodations to take into account the operating conditions of the underlying properties, there may be a higher risk of default with these loans as compared to conventional loans.

         o Declines in real property values generally and/or in those specific markets where the properties underlying our portfolio loans are located due to changes in economic factors or otherwise could affect the value of and default rates under those loans.

         o Many of our portfolio loans were acquired as or became (as a result of borrower refinancing) junior lien obligations. Subordinate lien financing carries a greater credit risk, including a substantially greater risk of non-payment of interest or principal, than senior lien financing. In the event a loan is foreclosed, we will be entitled to share only in the net foreclosure proceeds after payment of all senior lienors. It is therefore possible that we will not recover the full amount of a foreclosed loan or of our unrecovered investment in the loan.

         o At September 30, 2000, our allowance for possible losses was $2.0 million or (1%) of the book value of our loan portfolio. You should not assume that this allowance will prove to be sufficient or that future provisions for loan losses will not be materially greater, either of which could materially reduce our earnings or adversely affect our financial condition.

ITEM 2.  PROPERTIES

         We maintain our executive office and our real estate finance operations in Philadelphia, Pennsylvania under a month-to-month lease for 7,173 square feet of office space. We also maintain a 2,100 square foot office in New York, New York under a lease agreement which expires December 2001.

         As a result of the Atlas America and Viking Resources acquisitions, we own a 24,000 square foot office building in Pittsburgh, Pennsylvania, a 17,000 square foot field office and warehouse facility in Jackson Center, Pennsylvania and a field office in Deerfield, Ohio. We also rent two field offices in Ohio and New York on a month-to-month basis. We rent 7,585 square feet of office space in Uniontown, Ohio under a lease expiring in March 2006. All of these properties are used for our energy operations.

         During fiscal 2000, we sold our Akron and Canton, Ohio offices.

ITEM 3.  LEGAL PROCEEDINGS

         We are a defendant, together with certain of our officers and directors and our independent auditor, Grant Thornton LLP, in consolidated actions that were instituted on October 14, 1998 in the U.S. District Court for the Eastern District of Pennsylvania by stockholders, putatively on their own behalf and on behalf of similarly situated stockholders, who purchased shares of our common stock between December 17, 1997 and February 22, 1999. The complaint seeks damages in an unspecified amount for losses allegedly incurred as the result of misstatements and omissions allegedly contained in our periodic reports and a registration statement filed with the SEC. The asserted misstatements and omissions relate, among other matters, to (i) use of the accretion of discount method of recognizing revenue on distressed loans we purchased at a discount and
(ii) accounting for the profit we realized on our sale of senior lien interests in such loans. We believe that the complaint is without merit and are defending ourselves vigorously.

         We are also a defendant in a suit filed in February 2000 in the New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased acreage to us. The complaint alleges that we are not paying landowners the proper amount of royalty revenues derived from the natural gas produced from the wells on the lease property. The complaint seeks damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that allegedly should have been paid. We believe the complaint is without merit and intend to defend ourselves vigorously.

         We are also party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq Stock Market under the symbol "REXI." The following table sets forth the high and low sale prices, as reported by Nasdaq, on a quarterly basis for our last two fiscal years and fiscal 2001 through December 15, 2000.

                                                                        High             Low
                                                                        ----             ---
Fiscal 2001
First Quarter (through December 15, 2000)..........................    $10.25          $ 7.47

Fiscal 2000
Fourth Quarter.....................................................      9.22            6.50
Third Quarter......................................................      8.75            6.38
Second Quarter ....................................................      8.25            6.25
First Quarter......................................................      9.25            6.75

Fiscal 1999
Fourth Quarter.....................................................     15.88            6.50
Third Quarter......................................................     18.50            8.50
Second Quarter ....................................................     12.31            8.56
First Quarter......................................................     13.69            7.56

         As of December 15, 2000, there were 17,448,125 shares of common stock outstanding held by 575 holders of record.

         We have paid regular quarterly cash dividends on our common stock (as adjusted for stock dividends) of $.03 per share commencing with the fourth quarter of fiscal 1995. Under the terms of our senior notes, the payment of dividends on our common stock is restricted unless certain financial tests are met. See "Business - Credit Facilities: Senior Notes."

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read together with the financial statements, the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this report. The selected financial data set forth below for each of the years ended September 30, 2000, 1999 and 1998, and at September 30, 2000 and 1999 are derived from financial statements appearing elsewhere in this report, audited by Grant Thornton LLP. The selected financial data for the years ended September 30, 1997 and 1996 and at September 30, 1998, 1997 and 1996 are derived from financial statements audited by Grant Thornton LLP not included in this report.

                                                                     For the Years Ended September 30,
                                                     ----------------------------------------------------------------
                                                          2000         1999         1998         1997         1996
                                                          ----         ----         ----         ----         ----
                                                                   (in thousands, except per share data)
Income statement data:
Revenues
   Energy............................................ $   70,552   $   55,093    $   6,734     $   5,608    $   5,157
   Real estate finance...............................     18,649       45,907       55,834        19,144        7,171
   Interest and other................................     10,410        8,089        6,912         3,859        4,657
                                                      ----------   ----------    ---------     ---------    ---------
Total revenues....................................... $   99,611   $  109,089    $  69,480     $  28,611    $  16,985
                                                      ==========   ==========    =========     =========    =========

Income from continuing operations
  before income taxes, extraordinary
  item and cumulative effect of a change
   in accounting principle........................... $    5,700   $   35,291    $  40,776     $  13,758    $   7,800
Provision for income taxes...........................      1,638       11,110       13,011         3,375        2,358
                                                      ----------   ----------    ---------     ---------    ---------
Income from continuing operations
   before extraordinary item and
   cumulative effect of a change in
   accounting principle.............................. $    4,062   $   24,181    $  27,765     $  10,383    $   5,442
Discontinued operations:
   Income (loss) from operations of subsidiary,
     net of taxes....................................        476       (5,686)        (393)          568         (295)
   Gain (loss) on disposal of subsidiary,
     net of taxes....................................     12,944         (275)           -             -            -
Extraordinary item, net of taxes.....................        683          299          239             -            -
Cumulative effect of change in accounting
   principle, net of taxes...........................          -          (59)           -             -            -
                                                      ----------   ----------    ---------     ---------    ---------
Net income........................................... $   18,165   $   18,460    $  27,611     $  10,951    $   5,147
                                                      ==========   ==========    =========     =========    =========

Net income per common share-basic:
   From continuing operations........................ $      .18   $     1.09    $    1.66     $    .79     $     .66
   Discontinued operations...........................        .57         (.26)        (.02)         .04          (.04)
   Extraordinary item................................        .03          .01          .01            -             -
   Cumulative effect of change in accounting
     principle.......................................          -         (.01)           -            -             -
                                                      ----------   -----------   ---------     --------     ---------
Net income per common share-basic.................... $      .78   $      .83    $    1.65     $    .83     $     .62
                                                      ==========   ==========    =========     ========     =========

Net income per common share-diluted:
   From continuing operations........................ $      .17   $     1.06    $    1.61     $    .79     $     .66
   Discontinued operations...........................        .56         (.25)        (.02)         .04          (.04)
   Extraordinary item................................        .03          .01          .01            -             -
   Cumulative effect of change in accounting
     principle.......................................          -         (.01)           -            -             -
                                                      ----------   ----------    ---------     --------     ---------
Net income per common share-diluted.................. $      .76   $      .81    $    1.60     $    .83     $     .62
                                                      ==========   ==========    =========     ========     =========
Cash dividends per common share...................... $      .13   $      .13    $     .13     $    .13     $     .13
                                                      ==========   ==========    =========     ========     =========

Balance sheet data:
Total assets......................................... $  509,204   $  540,132    $ 392,083     $ 193,340    $  43,855
Long-term debt.......................................    127,682      220,695      140,280       118,786        8,966
Stockholders' equity.................................    281,215      263,789      236,478        64,829       31,123

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Overview of Fiscal 2000

         Our operating results and financial condition for fiscal 2000 reflect the further expansion of our energy operations continuing a trend which began with the acquisition of Atlas Group (now Atlas America) at the end of fiscal 1998 and continued with the acquisition of Viking Resources at the end of fiscal 1999. The importance of our energy operations was significantly increased in fiscal 2000 as a result of the discontinuance and sale of our equipment leasing business. The expansion of our energy operations over the past three years is shown in the following tables, which have been restated to reflect the sale of our equipment leasing business:

                   Revenues as a Percent of Total Revenues(1)

                                                                                   Years Ended September 30,
                                                                         -----------------------------------------
                                                                           2000            1999             1998
                                                                           ----            ----             ----
Energy ................................................................     71%             51%              10%
Real estate finance....................................................     19%             42%              80%


                     Assets as a Percent of Total Assets(2)

                                                                                        September 30,
                                                                         -----------------------------------------
                                                                           2000              1999           1998
                                                                           ----              ----           ----
Energy(3) .............................................................     30%               26%            23%
Real estate finance....................................................     40%               51%            54%

-------------
(1) The balance (10% in 2000, 7% in 1999 and 10% in 1998) is attributable to revenues derived from corporate assets not allocated to a specific industry segment, including cash and the common shares held in RAIT.

(2) The balance (30% in 2000, 23% in 1999 and 23% in 1998) is attributable to corporate assets not attributable to a specific industry segment, as referred to above.

(3) Energy assets expressed as a percent of total assets, excluding cash, were 39%, 27% and 28% for the fiscal years ending September 2000, 1999 and 1998, respectively.


         Before the sale of our equipment leasing business, for fiscal 1999 equipment leasing had accounted for 28% of our revenues and 48% of our assets, while real estate finance had accounted for 32% of our revenues and 30% of our assets and energy had accounted for 38% of our revenues and 15% of our assets.

         The discontinuance and sale of our equipment leasing business also significantly affected our liquidity and capital resources by increasing our cash and cash equivalents to $117.1 million (23% of total assets) at September 30, 2000 as compared to $32.5 million (6% of total assets) at September 30, 1999. In October 2000, we used a portion ($49.7 million) of the September 30, 2000 cash balance to acquire approximately 5.5 million shares of our common stock at $9.00 per share in a "dutch auction" tender offer. In addition, we used $7.1 million to repurchase 793,000 shares in a private transaction.

 Results of Operations: Energy

         In September 1998 and August 1999, we acquired Atlas Group and Viking Resources, respectively. Results of operations for the respective years of acquisition include the operations of these companies from their respective dates of acquisition and, accordingly, are not comparable to the similar periods of the prior years.

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil sales, and production cost per equivalent unit for our energy operations during fiscal 2000, 1999 and 1998:

                                                                                  Years Ended September 30,
                                                                         ------------------------------------------
                                                                             2000           1999           1998
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
Revenues:
   Production..........................................................  $    25,231    $    12,233     $     4,682
   Well drilling.......................................................       31,869         32,421               -
   Well services.......................................................        8,682          6,120           1,644
   Transportation......................................................        4,770          3,310             408
   Gain on sales of assets.............................................            -          1,009               -
                                                                         -----------    -----------     -----------
                                                                         $    70,552    $    55,093     $     6,734
                                                                         ===========    ===========     ===========

Costs and expenses:
   Exploration and production..........................................  $     8,339    $     5,366     $     2,525
   Well drilling.......................................................       25,806         26,312               -
   Well services.......................................................        3,772          1,378           1,019
   Transportation......................................................        2,842            649             117
   Non-direct..........................................................        7,619          5,372             694
                                                                         -----------    -----------     -----------
                                                                         $    48,378    $    39,077     $     4,355
                                                                         ===========    ===========     ===========


                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                             2000          1999            1998
                                                                         -----------    -----------     -----------

Revenues (in thousands):
   Gas (1).............................................................  $    20,286    $    10,994     $     3,944
   Oil.................................................................  $     4,802    $     1,239     $       692
Production volumes:
   Gas (thousands of cubic feet (mcf)/day)(1)..........................       17,596         11,897           4,069
   Oil (barrels (bbls)/day)............................................          535            233             132
Average sales price:
   Gas (per mcf).......................................................  $      3.15    $      2.37     $      2.66
   Oil (per bbl).......................................................  $     24.50    $     14.57     $     14.38
Production costs:
   As a percent of sales...............................................           29%            39%             43%
   Gas (per mcf).......................................................  $       .95    $       .99     $      1.13
   Oil (per bbl).......................................................  $      5.70    $      5.94     $      6.80

(1) Excludes sales of residual gas and sales to landowners.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         Our natural gas revenues were $20.3 million in fiscal 2000, an increase of $9.3 million (85%) from $11.0 million in fiscal 1999. The increase was due to a 48% increase in production volumes, principally due to the completion of 24 wells and the additional Viking Resources production, and a 33% increase in the average sales price of natural gas. Of the $9.3 million increase in gas revenues, $6.6 million was attributable to volume increases while $2.7 million was attributable to price increases.

         Our oil revenues were $4.8 million in fiscal 2000, an increase of $3.6 million (288%) from $1.2 million in fiscal 1999. The increase was due to a 130% increase in production volumes, principally due to the additional Viking Resources production, and a 68% increase in the average sales price of oil. Of the $3.6 million increase in oil revenues, $2.7 million was attributable to volume increases while $900,000 was attributable to price increases.

         Without the addition of Viking Resources, gas and oil revenues would have been $13.4 million and $1.3 million, respectively, resulting in an overall increase of $3.9 million (28%) compared to fiscal 1999. Average daily gas production volumes would have been 11,911 mcf, a 4% increase compared to 1999. The average sales price per mcf would have been $3.08 per mcf as compared to $2.34 per mcf. Average daily oil production volumes would have decreased 56 barrels per day (28%) from 1999, offset by a 79% increase in the average sales price per barrel of oil to $24.01.

         Our well drilling revenues and expenses in fiscal 2000 represent the billing and costs associated with the completion of 168 wells for partnerships sponsored by Atlas America and Viking Resources as compared to 145 wells completed in fiscal 1999, an increase of 23 wells.

         Well services revenues and related costs increased significantly as a result of an increase in the number of wells operated due to the acquisition of Viking Resources and the operations associated with new partnership wells drilled during the year.

         Transportation revenues increased $1.5 million (44%) to $4.8 million in the year ended September 30, 2000, as compared to the same period of the prior year. This increase principally resulted from the additional revenue associated with the Viking pipeline systems.

         Our production costs, excluding exploration costs of $1.1 million, increased $2.4 million (50%) to $7.2 million in fiscal 2000, as compared to $4.8 million in fiscal 1999 as a result of the acquisition of Viking Resources' interests in producing properties and the drilling activities referred to above.

         Our non-direct expenses were $7.6 million in fiscal 2000, an increase of $2.2 million (42%) from $5.4 million in fiscal 1999. Fiscal 2000 non-direct expenses increased due to the growth in our Energy Division. Atlas Pipeline Partners, a public entity, was formed in February 2000 and incurs those normal costs associated wiith public entities. Fiscal 2000 also includes a full twelve months of costs associated with Viking. Finally, certain allocations changed such that more costs remain in non-direct expense, rather than being allocated to another energy function (Production, Drilling, Well Services, Well Operations).

         Amortization of oil and gas property costs as a percentage of oil and gas revenues was 9% in fiscal 2000 compared to 25% in fiscal 1999. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of our gas and oil properties.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         Our natural gas revenues increased to $11.0 million in fiscal 1999, an increase of $7.1 million (179%) from $3.9 million in fiscal 1998. The increase was due to a 192% increase in production volumes, principally due to the added Atlas America production, partially offset by an 11% decrease in the average sales price of natural gas. Of the $7.1 million increase in gas revenues, $6.7 million was attributable to volume increases which was partially offset by $400,000 in price decreases.

         Our oil revenues were $1.2 million in fiscal 1999, an increase of $547,000 (79%) from $692,000 in fiscal 1998. The increase was due to a 77% increase in production volumes, principally due to the added Atlas America production and a 1% increase in the average sales price of oil. Of the $547,000 increase in oil revenues, $538,000 was attributable to volume increases while $9,000 was attributable to price increases.

         Without the additions of Atlas America and Viking Resources, gas and oil revenues would have been $3.6 million and $853,000 respectively, resulting in an overall decrease of $182,000 (4%) compared to 1998. Average daily gas production volumes would have been 3,498 mcf, a 3% decrease compared to 1998. The average sales price per mcf would have been $2.50 per mcf as compared to $2.37. Average daily oil production would have increased 39 barrels (29%) over 1998, offset by a 5% decrease in the average sales price per barrel to $13.67.

         Our well drilling revenues and expenses in fiscal 1999 represent the billing and costs associated with the completion of 145 wells for partnerships sponsored by Atlas America. Well services revenues and related costs increased significantly as a result of an increase in the number of wells operated due to the acquisition of the Atlas Group and Viking Resources.

         Our transportation revenues increased $2.9 million (711%) to $3.3 million in the year ended September 30, 1999 as compared to the same period of the prior year. Of this increase, $2.8 million was associated with the Atlas pipeline operations acquired in September 1998.

         Our production costs, excluding exploration costs of $560,000, increased $3.0 million (149%) to $5.0 million in the year ended September 30, 1999, as compared to the same period in the prior year as a result of the Atlas Group and Viking Resources acquisitions.

         Our transportation expenses increased $532,000 (455%) to $649,000 as compared the same period of the prior year, of the increase, $528,000 was related to the Atlas pipeline operations acquired in September 1998.

         Our non-direct expenses were $5.4 million in fiscal 1999, an increase of $4.7 million (674%) from $694,000 in fiscal 1998. This increase was due to the additional ongoing expenses associated with Atlas America.

         Amortization of oil and gas property costs as a percentage of oil and gas revenues was 25% in the year ended September 30, 1999 compared to 17% in the year ended September 30, 1998. The variance from period to period was directly attributable to changes in our natural gas and oil reserve quantities, product prices and fluctuations in the depletable cost basis of natural gas and oil properties.

Results of Operations: Real Estate Finance

         During fiscal 2000, we focused on managing our existing portfolio of real estate loans rather than on acquiring further real estate loans. As a result of this shift in focus, as well as the sale of three portfolio loans and the partial repayment of two additional loans with a book value of $72.9 million, our portfolio decreased from 41 loans with a book value of $250.2 million in fiscal 1999 to 38 loans with a book value of $183.9 million in fiscal 2000.

         The following table sets forth certain information relating to the revenue recognized and cost and expenses incurred in our commercial real estate finance operations during the periods indicated:


                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
Revenue:
     Interest..........................................................  $    11,229    $    17,280     $    13,179
     Accreted discount (net of collection of interest).................        5,802         18,965           6,520
     Gains on sales of senior lien interests and loans.................        1,443          3,784          30,196
     Net rental and fee income.........................................          175          5,878           5,939
                                                                         -----------    -----------     -----------

                                                                         $    18,649    $    45,907     $    55,834
                                                                         ===========    ===========     ===========

Cost and expenses......................................................  $     3,256    $     3,102     $     1,801
                                                                         ===========    ===========     ===========

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         Revenues from our real estate finance operations decreased $27.2 million (59%), from $45.9 million in fiscal 1999 to $18.6 million in fiscal 2000. We attribute the decrease primarily to the following:

         o A decrease of $19.2 million (53%) in interest income, including a decrease of $13.2 (69%) million of accretion of discount, attributable to the following:

              - The repayment in June 1999 of a loan which decreased interest income by $9.7 million during fiscal 2000 compared to fiscal 1999.

              - The repayment by a borrower in October 1999 of approximately $58.8 million of another loan, which decreased interest income by $1.4 million during fiscal 2000 compared to fiscal 1999.

              - Three additional loans were repaid during fiscal 2000 resulting in a decrease in interest income of $1.9 million in fiscal 2000 as compared to fiscal 1999.

              - The completion of accretion of discount in fiscal 2000 on five loans as to which $6.2 million accretion had been taken in fiscal 1999.

         o A decrease of $5.7 million (97%) in net rental and fee income during fiscal 2000, to $175,000 in fiscal 2000 from $5.9 million in fiscal 1999. The decrease primarily resulted from one-time fees of $3.4 million and $1.2 million earned in fiscal 1999 for services rendered to property owners in connection with the operation, leasing and supervision of the collateral securing two of our portfolio loans. We earned no comparable fees during fiscal 2000. In addition, we experienced a non-cash loss on one rental real estate venture of approximately $219,000 in fiscal 2000, attributable to accounting for the investment on the equity method.

         o A decrease of $2.3 million (62%) in gains on sales of senior lien interests and loans due to a decrease in the number of loans sold. Prior to January 1, 1999, we structured most of our transactions in which senior lien interests were created to meet the criteria under generally accepted accounting principles for sales of those interests to the senior lienors. Effective January 1, 1999, we made a strategic decision to structure future transactions as financings rather than as sales. Thus, for most transactions that were completed prior to January 1, 1999, we recorded a gain on sale which we included in our revenues; refinancing proceeds received subsequent to that date, although included in our cash flow, are not recordable as revenues under generally accepted accounting principles. This policy change resulted in a shift from the recognition of an immediate gain upon the sale of a senior lien interest in a loan receivable to the recognition of interest income over the life of the loan receivable. However, during fiscal 2000, we sold three loans and were partially repaid on a fourth loan, resulting in gains of $1.4 million.

         Costs and expenses of our real estate finance operations increased $154,000 (5%) to $3.3 million in the year ended September 30, 2000. We attribute the increase primarily to the increase in professional fees.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         Revenues from our real estate finance operations decreased $9.9 million (18%) from $55.8 million in fiscal 1998 to $45.9 million in fiscal 1999. We attribute the decrease primarily to a decrease of $26.4 million (87%) in gains from sales of senior lien interests and loans. The decrease resulted primarily from a decrease in the number of loans sold or loans in which senior lien interests were sold from 39 loans in fiscal 1998 to two loans in fiscal 1999 due to the change in structure of our financing transactions as referred to in our discussion of fiscal 2000 above. The change in structure did not, however, affect our cash flow from financing transactions.

         The decrease in gain on sale revenues was partially offset by an increase of $16.5 million (84%) in our interest income, including an increase of $12.4 million of accretion of discount, of which $6.6 million resulted from accretion of discount adjustments we made in connection with the June 1999 loan repayment referred to in our discussion of fiscal 2000, above. In addition, two loans acquired at the end of fiscal 1998 contributed $3.8 million of interest income in fiscal 1999 as compared to $35,000 in fiscal 1998.

         As a consequence of these factors, our yield decreased to 22% in fiscal 1999 as compared to 40% in fiscal 1998.

         Costs and expenses of our real estate finance operations increased $1.3 million (72%) to $3.1 million in the year ended September 30, 1999. The increase primarily resulted from hiring additional personnel, increased compensation to existing employees and legal costs relating to management of our portfolio.

Results of Operations: Other Revenues, Costs and Expenses

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         Our interest and other income was $10.4 million in fiscal 2000, an increase of $2.3 million (29%) from $8.1 million in fiscal 1999. The increase in fiscal 2000 primarily resulted from intercompany interest on increased lending to our discontinued small-ticket equipment leasing subsidiary ($1.8 million). Also, as a result ofa substantial increase in our uncommitted cash balances from the sale of our equipment leasing operations, and the temporary investment of such balances interest income increased by $419,000.

         Our general and administrative expenses were $7.9 million in fiscal 2000, an increase of $3.0 million (62%) from $4.9 million in fiscal 1999. The increase primarily resulted from increases in pension costs ($2.0 million), occupancy costs ($200,000), insurance and taxes ($271,000)

         Our depreciation, depletion and amortization expense was $9.9 million in fiscal 2000, an increase of $3.9 million (65%) from $6.0 million in fiscal 1999. This increase primarily resulted from depletion ($2.6 million) and amortization and depreciation ($1.2 million) associated with the acquisition of Viking Resources.

         Our interest expense was $18.6 million in fiscal 2000, a decrease of $1.6 million (8%) from $20.2 million in fiscal 1999. This decrease primarily resulted from the repayment of one loan in October 1999 and lower average borrowings on our credit facilities partially offset by higher interest rates as compared to fiscal 1999.

         In the fourth quarter of fiscal 2000, because of the sale of our leasing operation and the re-emphasis on our energy operations, both our president and vice chairman of the board, who was also president of the commercial real estate finance business, were separated from the Company. Both officers were parties to employment agreements and were terminated in accordance with the terms of those agreements. Accordingly, continuing results of operations were charged $1.8 million and discontinued operations were charged $2.3 million.

         The minority interest in Atlas Pipeline Partners, L.P. represents 47% of the net earnings of Atlas Pipeline as a result of the sale in February 2000 of our natural gas gathering operations to Atlas Pipeline. Because we own more than 50% of Atlas Pipeline it is included in our consolidated financial statements and the ownership by the public is shown as a minority interest.

         Our equity in the loss of an unconsolidated affiliate represents 50% of the net loss of Optiron and its predecessor, and a provision for possible losses of $500,000 against advances made.

         Our provision for possible losses increased to $936,000 in fiscal 2000, an increase of $436,000 (87%) from $500,000 in fiscal 1999. This increase resulted from an increase to the provision in the fourth quarter of fiscal 2000 caused by the partial write-down of one loan in the amount of $328,000 during the fourth quarter of 2000.

         Our effective tax rate decreased to 29% in fiscal 2000 compared to 31% in fiscal 1999, as a result of a reduction in pre-tax earnings, coupled with a consistent level of permanent differences between book and taxable income.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         Our interest and other income was $8.1 million in fiscal 1999, an increase of $1.2 million (17%) from $6.9 million in fiscal 1998, as a result of the following:

         o A substantial decrease in our uncommitted cash balances decreased interest income by $1.9 million as compared to fiscal 1998.

         o Reimbursement, in the third quarter of fiscal 1998, of payroll and administrative costs in the amount of $513,000 for services we provided to a partnership in connection with the partnership's investment in an unrelated business (in which our former president is the president of the general partner). There were no similar reimbursements in fiscal 1999.

         o The above increases were partially offset by of $1.7 million of dividend income from RAIT in fiscal 1999, as compared to $801,300 in fiscal 1998.

         Our general and administrative expenses were $4.9 million in fiscal 1999, an increase of $1.2 million (32%) from $3.7 million in fiscal 1998, primarily as a result of hiring additional corporate staff and increases in the compensation of senior officers, together with an increase in occupancy costs as we leased additional office space to accommodate our increased staff.

         Interest expense was $20.2 million in fiscal 1999, an increase of $3.3 million (20%) as from $16.9 million in fiscal 1998, primarily reflecting increased borrowings in our real estate and energy divisions.

         Our effective tax rate decreased to 31% in the year ended September 30, 1999 from 32% in the year ended September 30, 1998. The fiscal 1999 decrease resulted from an increase in the generation of depletion for tax purposes due to the Atlas Group acquisition and an increase in tax credits. These increases in tax benefits were partially offset by an increase in state income taxes.

Liquidity and Capital Resources

         Following the sale of our equipment leasing operations, our major sources of liquidity have been the proceeds of that sale, funds generated by operations, and borrowings under our existing energy and real estate finance credit facilities. We have employed these funds principally in the expansion of our energy operations and repurchase of senior notes. The following table sets forth our sources and (uses) of cash for the years ended September 30, 2000, 1999, and 1998:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                             2000          1999            1998
                                                                         -----------    -----------     -----------
                                                                                       (in thousands)
Provided by operations.................................................  $     8,547    $     7,778     $       127
Provided by (used in) investing activities.............................      177,818        (89,858)        (71,860)
(Used in) provided by financing activities.............................      (75,437)        89,556          96,247
Used in discontinued operations........................................      (26,325)       (48,317)        (18,478)
                                                                         -----------    -----------     -----------
Increase (decrease) in cash and cash equivalents.......................  $    84,603    $   (40,841)    $     6,036
                                                                         ===========    ============    ===========

         After the end of fiscal 2000, we employed $49.7 million of our funds to repurchase 5,472,021 shares of our common stock in a "dutch auction" tender offer and $7.1 million to repurchase 793,000 shares of our common stock in a private transaction.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         We had $117.1 million in cash and cash equivalents on hand at September 30, 2000 as compared to $32.5 million at September 30, 1999. Our ratio of earnings to fixed charges was 1.42 to 1.0 in the fiscal year ended September 30, 2000 as compared to 2.74 to 1.0 in the fiscal year ended September 30, 1999.

         Cash provided by operating activities in fiscal 2000 increased $769,000 as compared to fiscal 1999. The increase is mostly due to an additional $8.2 million in non-cash charges offset by a $5.5 million decrease in accretion (net of interest) and a $12.9 million gain on disposal from our two discontinued subsidiaries.

         Our cash provided by investing activities increased $267.7 million in the fiscal year ended September 30, 2000 as compared to the fiscal year ended September 30, 1999 primarily as a result of the following:

         o Proceeds from sale of our equipment leasing operations increased cash provided by investing activities $122.3 million during fiscal 2000.

         o Principal payments on notes receivable increased $44.7 million mostly due to the sale or refinancing of four real estate loans during fiscal year 2000.

         o Lower investments in real estate loans and ventures increased investing cash flows in fiscal year 2000 by $92.4 million as compared to fiscal year 1999.

         Our cash flows used in financing activities increased $165.0 million in fiscal 2000 as compared to the fiscal year ended September 30, 1999. This increase resulted from a $179.5 million change in net borrowings in fiscal year 2000 as compared to fiscal year 1999. This change is offset by the net proceeds of $15.3 million from the sale of our gathering systems to Atlas Pipeline. There was no comparable sale in fiscal 1999.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         We had $32.5 million in cash and cash equivalents on hand at September 30, 1999, as compared to $73.3 million at September 30, 1998. Our ratio of earnings to fixed charges was 2.74 to 1.0 in the year ended September 30, 1999 as compared to 3.42 to 1.0 in the year ended September 30, 1998.

         Cash provided by operating activities in fiscal 1999 increased $7.7 million as compared to fiscal 1998. Primarily the increase is due to an increase of $4.5 million in non-cash changes offset by increased losses from our discontinued subsidiaries of $5.6 million coupled with a decrease of $4.3 million in accretion of discount (net of interest).

         Our cash used in investing activities increased $18.0 million in the year ended September 30, 1999 as compared to the year ended September 30, 1998 as a result of the following:

         o In energy, cash used increased $30.5 million principally as a result of our participation in the drilling of 145 wells through Atlas America ($11.6 million) and cash used to acquire Viking Resources ($15.9 million).

         o In real estate finance, cash used increased $1.0 million as a result of a decrease of $247.4 million in principal payments and proceeds from the sale of loans, offset by a $245.7 decrease in investments in real estate loans and ventures.

         o Cash used also decreased as a result of a $12.0 million investment in RAIT in fiscal 1998 which was not repeated in fiscal 1999.

         Our cash flow provided by financing activities decreased $6.7 million during the year ended September 30, 1999 as compared to the year ended September 30, 1998. This increase resulted from a $106.7 million increase in our net borrowings, and a decrease of $4.3 million in purchases of treasury stock, partially offset by a decrease of $118.5 million in proceeds from the issuance of common stock in fiscal 1999 resulting from an offering of common stock in fiscal 1998. There was no comparable offering in fiscal 1999.

Dividends

         In the years ended September 30, 2000, 1999 and 1998, $3.1 million, $2.9 million and $2.3 million were paid in dividends, respectively. We have paid regular quarterly dividends since August 1995.

         The determination of the amount of future cash dividends, if any, to be declared and paid is in the sole discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters the Board of Directors deems relevant, including restrictions which may be imposed pursuant to the Indenture under which the senior notes were issued.

Environmental Regulation

         A continuing trend to greater environmental and safety awareness and increasing environmental regulation has generally resulted in higher operating costs for the oil and gas industry. We monitor environmental and safety laws and believe we are in compliance with applicable environmental laws and regulations. To date, however, compliance with environmental laws and regulations has not had a material impact on our capital expenditures, earnings or competitive position. We believe, however, that environmental and safety costs will increase in the future. We cannot offer you any assurance that compliance with environmental laws and regulations will not, in the future, materially adversely affect our operations through increased costs of doing business or restrictions on the manner in which we conduct our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Real Estate Finance Assets

         The following table sets forth information regarding 37 of the 38 loans held in our portfolio as of September 30, 2000. The presentation, for each category of information, aggregates the loans by their maturity dates for maturities occurring in each of the fiscal years 2001 through 2005 and separately aggregates the information for all maturities arising after the 2005 fiscal year. We do not believe that these loans are sensitive to changes in interest rates since:

         o the loans are subject to forbearance or other agreements that require all of the operating cash flow from the properties underlying the loans, after debt service on senior lien interests, to be paid to us and thus are not currently being paid based on the stated interest rates of the loans;

         o all senior lien interests are at fixed rates and are thus not subject to interest rate fluctuation that would affect payments to us; and

         o each loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flow were to exceed the interest rate, as originally underwritten. For information regarding specific loans, you should review Item 1 of this report, "Business - Real Estate Finance: Loan Status," and the tables included in that section.

                                   Portfolio Loans, Aggregated by Maturity Dates,(1) For the Years Ended September 30,
                           ----------------------------------------------------------------------------------------------------
                              2001(2)          2002          2003          2004         2005       Thereafter        Totals
                           ------------    -----------    -----------      ----      ----------   ------------     ------------
Outstanding loan
receivable balances (to
Resource America's
interest)                   $29,441,183    $41,212,053    $45,814,991      N/A       $8,256,183   $171,705,438     $296,429,848

Book value of investment
(fixed rate)                $11,977,926    $24,499,527    $10,170,646      N/A       $6,430,192    $86,772,510     $139,850,801

Average stated interest
rate (fixed rate)                 11.00%          9.67%          8.13%     N/A             9.13%         18.18%

Book value of investment
(variable rate)              $1,277,890     $1,385,290       $102,212      N/A          N/A         $5,041,553       $7,806,945

Average stated interest
rate (variable rate)               7.61%         13.60%          9.00%     N/A          N/A               9.29%

Average interest payment
rate                             (3)            (3)            (3)         N/A          (3)            (3)

Principal balance of
related senior lien
interests (4)               $14,485,191     $7,674,074    $17,931,356      N/A       $7,227,719   $244,610,207     $291,928,547

Average interest rate of
senior lien interests
(fixed rate)                       8.75%          9.40%          9.98%     N/A           11.51%          12.32%

1) Maturity dates of related forbearance agreement or our interest in the loan.

2) Includes two loans whose forbearance agreements expired during the fiscal year ended September 30, 2000. These loans aggregated $14.2 million of outstanding loan receivables (to our interest). The carried costs (fixed rate and variable rate) of the loans were $7.5 million and $762,000, respectively, and the principal balance of the related senior lien interests was $7.3 million.

3) Pay rates are equal to the net cash flow from the underlying properties after payments on senior lien interests and, accordingly, depend upon future events not determinable as of the date hereof.

4) Maturity dates for senior lien interests according to the maturity of the underlying Resource loans are as follows:

                Maturity Date of                   Maturity Dates of
                Company's Loans                  Senior Lien Interests              Outstanding Balance
               (Fiscal Year Ended                  (Fiscal Year Ended             of Senior Lien Interests
                 September 30)                       September 30)                 at September 30, 2000
                 -------------                       -------------                 ---------------------
                      2000(a)                             2000(b)                     $      685,000
                                                          2010                             6,640,011

                      2001                                2000(b)                          2,000,000
                                                          2001                             2,809,000
                                                          2007                             2,351,180

                      2002                                2003                             5,274,074
                                                          2004                             2,400,000

                      2003                                2003                            15,804,557
                                                          2006                             2,126,799

                      2004                                2004                                  None

                      2005                                2004                             1,782,953
                                                          2010                             5,444,766

                   Thereafter                             2001                             2,010,000
                                                          2004                             2,096,000
                                                          2003                             3,540,197
                                                          2004                             2,575,803
                                                          2006                            73,284,599
                                                          2008                           125,257,014
                                                          2009                            29,444,780
                                                          2010                             4,447,248
                                                          2014                             1,954,566
                                                                                      --------------
                     Total                                                            $  291,928,547
                                                                                      ==============

-------------
(a) The forbearance agreements of the Company's underlying loans came due during the fiscal year ended September 30, 2000. We continue to forbear from exercising our remedies with respect to these loans since we believe we receive all of the economic benefit from the properties without having to incur the expense of foreclosure.

(b) The senior lien interests with respect to two loans came due during the fiscal year ending September 30, 2000. Currently we are negotiating with the senior lien holder to either extend the maturity of these loans or repurchase the senior lien interest.

         The following table sets forth information concerning one of the 38 loans held in our portfolio at September 30, 2000 that we believe may be deemed to be interest rate sensitive.

   Outstanding receivable balance (to Resource
   America's interest)........................       $    43,038,924

   Book value of investment....................      $    38,282,501

   Stated interest rate........................             10.0%

   Interest payment rate.......................    Net cash flow from property
                                                   underlying loan

   Principal balance of related senior lien
   interest....................................      $    60,000,000

   Stated interest rate (senior lien interest).    LIBOR plus 200 basis points

   Current interest payment rate (senior lien
   interest)...................................               8.8%(1)

   Maturity date (senior lien interest)........             10/01/05

-------------
(1) The loan was refinanced in September 2000. In conjunction with this refinancing, the Company purchased an interest rate swap. As a result of this swap, the interest pay rate was locked at 8.8%. Although the stated interest rate on the loan continues to fluctuate over LIBOR, the Company will never pay more than the 8.8% locked-in rate. If the effective rate for a particular pay period is greater than the lock-in rate, then the Company receives the benefit of this difference.

         For a discussion of the changes in our loan portfolio, you should review Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation: Real Estate Finance."

Corporate Liabilities

         The following table sets forth certain information regarding our debt obligations as of September 30, 2000. For further information regarding our senior notes and credit facilities, you should review Item 1, "Business - Credit Facilities and Senior Notes," and Note 5 to the consolidated financial statements.

                                2001            2002           2003           2004          2005      Thereafter        Total
                                ----            ----           ----           ----          ----      ----------        -----
Fixed rate..............         -               -               -         $81,266,000       -            -          $ 81,266,000

Average interest rate...         -               -               -            11.98%         -            -

Variable rate...........      $7,250,006    $23,219,054     $23,197,086         -            -            -          $ 53,666,146

Average interest rate...           10.19%          9.49%           8.54%        -            -            -

                  Totals      $7,250,006    $23,219,054     $23,197,086    $81,266,000       -            -          $134,932,146

Futures Contracts

         For information regarding open natural gas futures contracts relating to natural gas sales for fiscal 2000 and the results of natural gas hedging during fiscal 2000, 1999 and 1998, you should review Note 10 of the notes to consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

Stockholders and Board of Directors RESOURCE AMERICA, INC.

         We have audited the accompanying consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

         We have also audited Schedule IV as of September 30, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP




Cleveland, Ohio
November 29, 2000

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                                                                    2000           1999
                                                                                ----------     -----------
                                                                             (in thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents.................................................   $  117,107     $    32,504
   Accounts and notes receivable.............................................       15,546          11,563
   Prepaid expenses..........................................................        2,531             971
                                                                                ----------     -----------
     Total current assets....................................................      135,184          45,038

Investments in real estate loans (less allowance for
   possible losses of $2,013 and $1,405).....................................      183,927         250,231
Investments in real estate ventures..........................................       17,723          18,159
Investment in RAIT Investment Trust..........................................       10,533           9,300

Property and equipment:
   Oil and gas properties and equipment (successful efforts).................       86,028          78,923
   Gas gathering and transmission facilities.................................       18,775          18,061
   Other.....................................................................        7,037           6,949
                                                                                ----------     -----------
                                                                                   111,840         103,933

Less - accumulated depreciation, depletion and amortization                        (26,977)        (20,004)
                                                                                ----------     -----------
   Net property and equipment................................................       84,863          83,929
Net assets of discontinued operations........................................          779          82,306

Other assets (less accumulated amortization of $8,641 and $5,064)............       76,195          51,169
                                                                                ----------     -----------
       Total assets..........................................................   $  509,204     $   540,132
                                                                                ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.........................................   $    7,250     $    13,333
   Accounts payable..........................................................       11,690           9,461
   Accrued interest..........................................................        1,966           3,243
   Accrued liabilities.......................................................       26,768          11,359
   Estimated income taxes....................................................        7,470           2,563
                                                                                ----------     -----------
       Total current liabilities.............................................       55,144          39,959

Long-term debt:
   Senior....................................................................       80,391         101,400
   Non-recourse..............................................................       42,040         113,718
   Other.....................................................................        5,251           5,577
                                                                                ----------     -----------
                                                                                   127,682         220,695

Deferred revenue and other liabilities.......................................        7,676           2,620
Deferred income taxes........................................................       19,567          13,069

Minority interest............................................................       17,920               -

Commitments and contingencies................................................            -               -

Stockholders' equity:
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ...........            -               -
   Common stock, $.01 par value: 49,000,000 authorized shares................          246             244
   Additional paid-in capital................................................      221,361         221,084
   Less treasury stock, at cost..............................................      (15,778)        (17,002)
   Less loan receivable from Employee Stock Ownership Plan (ESOP)............       (1,393)         (1,488)
   Accumulated other comprehensive loss......................................         (974)         (1,762)
   Retained earnings.........................................................       77,753          62,713
                                                                                ----------     -----------
         Total stockholders' equity..........................................      281,215         263,789
                                                                                ----------     -----------
                                                                                $  509,204     $   540,132
                                                                                ==========     ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                                    2000          1999           1998
                                                                                ----------     -----------    -----------
                                                                                  (in thousands, except per share data)
REVENUES
Energy.....................................................................     $   70,552     $    55,093    $     6,734
Real estate finance........................................................         18,649          45,907         55,834
Interest and other.........................................................         10,410           8,089          6,912
                                                                                ----------     -----------    -----------
                                                                                    99,611         109,089         69,480

COSTS AND EXPENSES
Energy.....................................................................         48,378          39,077          4,355
Real estate finance........................................................          3,256           3,102          1,801
General and administrative.................................................          7,894           4,859          3,679
Depreciation, depletion and amortization...................................          9,872           5,985          1,493
Interest...................................................................         18,632          20,226         16,871
Provision for possible losses..............................................            936             500            505
Termination charge.........................................................          1,753               -              -
Minority interest in Atlas Pipeline Partners, L.P..........................          2,058               -              -
Equity in loss of unconsolidated affiliate.................................          1,132              49              -
                                                                                ----------     -----------    -----------
                                                                                    93,911          73,798         28,704
                                                                                ----------     -----------    -----------

Income from continuing operations before income taxes, extraordinary item and cumulative effect of a change
   in accounting principle.................................................          5,700          35,291         40,776
Provision for income taxes.................................................          1,638          11,110         13,011
                                                                                ----------     -----------    -----------
Income from continuing operations before extraordinary item
   and cumulative effect of a change in accounting principle...............          4,062          24,181         27,765
                                                                                ----------     -----------    -----------

Discontinued operations:
   Income (loss) from operations of subsidiary.............................            476          (5,686)          (393)
   Gain (loss) on disposal of subsidiary...................................         12,944            (275)             -
                                                                                ----------     ------------   -----------
                                                                                    13,420          (5,961)          (393)

Extraordinary item, net of taxes of $367, $142 and $112....................            683             299            239
Cumulative effect of a change in accounting principle, net of taxes of $28.              -             (59)             -
                                                                                ----------     ------------   -----------

Net income.................................................................     $   18,165     $    18,460    $    27,611
                                                                                ==========     ===========    ===========

Net income per common share - basic:
   From continuing operations..............................................     $      .18     $      1.09    $      1.66
   Discontinued operations.................................................            .57            (.27)          (.02)
   Extraordinary item......................................................            .03             .01            .01
   Cumulative effect of a change in accounting principle...................              -               -             -
                                                                                ----------     -----------    -----------
   Net income per common share - basic.....................................     $      .78     $       .83    $      1.65
                                                                                ==========     ===========    ===========
Weighted average common shares outstanding.................................         23,413          22,108         16,703
                                                                                ==========     ===========    ===========

Net income per common share - diluted:
   From continuing operations..............................................     $      .17     $      1.06    $      1.61
   Discontinued operations.................................................            .56            (.26)          (.02)
   Extraordinary item......................................................            .03             .01            .01
   Cumulative effect of a change in accounting principle...................              -               -              -
                                                                                ----------     ------------   -----------

   Net income per common share - diluted...................................     $      .76     $       .81    $      1.60
                                                                                ==========     ===========    ===========

Weighted average common shares.............................................         23,828          22,803         17,268
                                                                                ==========     ===========    ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                                   2000           1999           1998
                                                                                ----------     -----------    -----------
                                                                                             (in thousands)
Net income.................................................................     $   18,165     $    18,460    $    27,611

Other comprehensive income (loss):
   Unrealized gain (loss) on investment....................................          1,201          (2,612)           (65)
        Tax effect.........................................................           (413)            893             22
                                                                                -----------    -----------    -----------
                                                                                       788          (1,719)           (43)
                                                                                ----------     -----------    -----------

Comprehensive income.......................................................     $   18,953     $    16,741    $    27,568
                                                                                ==========     ===========    ===========









           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
                        (in thousands, except share data)


                                                    Common Stock        Additional           Treasury Stock            ESOP
                                             -------------------------    Paid-In      ---------------------------     Loan
                                                 Shares      Amount       Capital         Shares         Amount      Receivable
                                             -------------------------------------------------------------------------------------
Balance, September 30, 1997...............     5,410,645   $      54    $    56,787      (709,048)     $  (13,664)    $   (353)
Treasury shares issued....................                                      129         9,897             209
Issuance of common stock..................     4,105,541          41        151,267
Treasury shares acquired..................                                               (410,000)         (4,435)
Net unrealized loss on investment.........
3-for-1 stock split effected in the form
 of a 200% stock dividend.................    13,452,922         135
Loan to ESOP..............................                                                                              (1,302)
Tax benefit of stock option plan..........                                      405
Cash dividends ($.13 per share)...........
Repayment of ESOP loan....................                                                                                  64
Net income................................
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998...............    22,969,108   $     230    $   208,588    (1,109,151)     $  (17,890)    $ (1,591)
Treasury shares issued....................                                     (498)       47,719           1,001
Issuance of common stock..................     1,416,171          14         12,994
Treasury shares acquired..................                                                (10,000)           (113)
Net unrealized loss on investment.........
Cash dividends ($.13 per share)...........
Repayment of ESOP Loan....................                                                                                 103
Net income................................
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999...............    24,385,279   $     244  $     221,084    (1,071,432)     $  (17,002)    $ (1,488)
Treasury shares issued....................                                     (917)       66,450           1,396
Issuance of common stock..................       236,683           2          1,194
Purchase of treasury shares...............                                                (25,000)           (172)
Net unrealized gain on investment.........
Cash dividends ($.13 per share)...........
Repayment of ESOP Loan....................                                                                                  95
Net income................................
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000...............   24,621,962    $     246  $     221,361    (1,029,982)     $  (15,778)    $ (1,393)
                                             ==========    =========  =============    ===========     ===========    =========

                                              Accumulated
                                                 Other                         Totals
                                             Comprehensive      Retained    Stockholders'
                                             Income (Loss)      Earnings       Equity
                                             ----------------------------------------------

Balance, September 30, 1997...............     $       -       $   22,005   $    64,829
Treasury shares issued....................                                          338
Issuance of common stock..................                                      151,308
Treasury shares acquired..................                                       (4,435)
Net unrealized loss on investment.........           (43)                           (43)
3-for-1 stock split effected in the form
 of a 200% stock dividend.................                           (135)            -
Loan to ESOP..............................                                       (1,302)
Tax benefit of stock option plan..........                                          405
Cash dividends ($.13 per share)...........                         (2,297)       (2,297)
Repayment of ESOP loan....................                                           64
Net income................................                         27,611        27,611
------------------------------------------------------------------------------------------
Balance, September 30, 1998...............     $     (43)      $   47,184   $   236,478
Treasury shares issued....................                                          503
Issuance of common stock..................                                       13,008
Treasury shares acquired..................                                         (113)
Net unrealized loss on investment.........        (1,719)                        (1,719)
Cash dividends ($.13 per share)...........                         (2,931)       (2,931)
Repayment of ESOP Loan....................                                          103
Net income................................                         18,460        18,460
------------------------------------------------------------------------------------------
Balance, September 30, 1999...............     $  (1,762)      $   62,713   $   263,789
Treasury shares issued....................                                          479
Issuance of common stock..................                                        1,196
Purchase of treasury shares...............                                         (172)
Net unrealized gain on investment.........           788                            788
Cash dividends ($.13 per share)...........                         (3,125)       (3,125)
Repayment of ESOP Loan....................                                           95
Net income................................                         18,165        18,165
------------------------------------------------------------------------------------------
Balance, September 30, 2000...............     $    (974)      $   77,753   $   281,215
                                               ==========      ==========   ===========


           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                                                                    2000          1999           1998
                                                                                ----------     -----------    -----------
                                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................   $   18,165     $    18,460    $    27,611
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation, depletion and amortization..................................        9,872           5,985          1,493
   Amortization of discount on senior notes and deferred finance costs.......        1,110           1,241          1,045
   Provision for possible losses.............................................          936             500            505
   Minority interest in Atlas Pipeline Partners L.P..........................        2,058               -              -
   Equity in loss of unconsolidated subsidiary...............................        1,132              49              -
   (Gain) loss from operations of discontinued subsidiary....................         (476)          5,686            393
   (Gain) loss from disposal of discontinued subsidiary......................      (12,944)            275              -
   Deferred income taxes.....................................................        5,825            (639)        (4,317)
   Accretion of discount.....................................................       (5,802)        (18,965)        (6,520)
   Collection of interest....................................................        5,697          13,369          5,229
   Extraordinary gain on debt extinguishment.................................         (683)           (299)          (239)
   Cumulative effect of change in accounting principle.......................            -              59              -
   Gain on asset dispositions................................................       (1,628)         (4,728)       (30,211)
   Property impairments and abandonments.....................................          877              (6)           260
Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable and other assets...............       (6,305)         (3,519)         2,338
   (Decrease) increase in accounts payable and other liabilities.............       (9,287)         (9,690)         2,540
                                                                                ----------     ------------   -----------
Net cash provided by operating activities of continuing operations...........        8,547           7,778            127

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (paid) acquired in business acquisitions............................            -         (15,942)        10,058
Proceeds from sale of subsidiary.............................................      126,276           4,017              -
Capital expenditures.........................................................      (11,066)        (11,556)        (2,331)
Principal payments on notes receivable.......................................       73,259          28,516         76,915
Proceeds from sale of assets.................................................        1,269             192        197,668
(Increase) decrease in other assets..........................................      (10,115)          2,349        (12,903)
Investments in real estate loans and ventures................................       (5,193)        (97,594)        (343,270)
Increase in other liabilities................................................        3,388             160          2,003
                                                                                ----------     -----------    -----------
Net cash provided by (used in) investing activities of continuing operations.      177,818         (89,858)       (71,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings...................................................................      104,292         244,578         16,147
Principal payments on borrowings.............................................     (192,569)       (153,331)       (31,630)
Net proceeds from Atlas Pipeline Partners L.P. public offering...............       15,251               -              -
Dividends paid...............................................................       (3,125)         (2,931)        (2,297)
Purchase of treasury stock...................................................         (172)           (113)        (4,435)
Repayment of ESOP loan.......................................................           95              41              -
(Increase)decrease in other assets...........................................          (67)            237         (1,149)
Proceeds from issuance of stock..............................................          858           1,075        119,611
                                                                                ----------     -----------    -----------
Net cash provided by (used in) financing activities of continuing operations.      (75,437)         89,556         96,247
                                                                                ----------     -----------    -----------
Net cash used in discontinued operations.....................................      (26,325)        (48,317)       (18,478)
                                                                                ----------     -----------    -----------
Increase (decrease) in cash and cash equivalents.............................       84,603         (40,841)         6,036
Cash and cash equivalents at beginning of year...............................       32,504          73,345         67,309
                                                                                ----------     -----------    -----------
Cash and cash equivalents at end of year.....................................   $  117,107     $    32,504    $    73,345
                                                                                ==========     ===========    ===========


           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

         Resource America, Inc. (the "Company") is involved in two business segments: energy and real estate finance. In energy, the Company drills for and sells natural gas and, to a significantly lesser extent, oil. Through Atlas Pipeline Partners, L.P. a majority owned subsidiary partnership, the Company transports natural gas from wells it owns and operates to interstate pipelines and, in some cases, to end users. The Company finances a substantial portion of its drilling activities through drilling partnerships it sponsors. The Company typically acts as the general or managing partner of these partnerships and has a material partnership interest. In real estate finance, the Company manages a portfolio of real estate loans. These loans were, at the time of acquisition, typically troubled loans purchased at a discount both to their outstanding loan balances and to the appraised value of their underlying properties. The loans are generally secured by junior liens on the underlying property. In some instances, the Company's loans are secured by devices other than a lien on the underlying properties. The borrowers on the Company's loans typically have entered into agreements requiring them to pay all of the net cash flow from the underlying property to the Company and imposing management controls, including appointment of Brandywine Construction and Management, Inc., a real estate manager affiliated with the Company, as property manager or supervisor.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company also owns an individual interest in the assets and is separately liable for its share of liabilities of oil and gas partnerships in which it has an ownership interest. In accordance with established practice in the oil and gas industry, the Company also includes its prorata share of income and expenses of the oil & gas partnerships in which the Company has an interest. All material intercompany transactions have been eliminated.

Reclassifications

         In prior years, consistent with the presentation of other specialty finance companies, the Company presented its consolidated balance sheet on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

         As a result of the sale of its small ticket equipment leasing subsidiary, the Company believes that it would be more appropriate to present a classified balance sheet. The consolidated balance sheet at September 30, 1999 has been reclassified to conform with this new presentation. Additionally, the assets of the small ticket leasing subsidiary at September 30, 1999 have been reclassified as "Net assets of discontinued operations" (See Note 12). Certain other reclassifications have also been made to the fiscal years 1999 and 1998 consolidated financial statements to conform with the fiscal 2000 presentation.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)


Use of Estimates

         Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Allowance for Possible Losses

         In establishing its allowance for possible losses, the Company's real estate finance operation reviews the carrying value of its loans on a quarterly basis to determine whether it is greater than the sum of the anticipated future projected cash flows from the loans. It also considers the historic performance of the Company's loan portfolio, characteristics of the loans in the portfolio and the properties underlying those loans, experience regarding losses in similar loans, payment history on specific loans as well as general economic conditions in the United States, in the borrower's geographic area or in the borrower's (or its tenants') specific industry. As indicated by these factors, an appropriate allowance is then provided through charges to operations.

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

Stock-Based Compensation

         As permitted by Statement of Financial Accounting Standards No. 123 (SFAS123), "Accounting for Stock Based Compensation", the Company recognizes compensation expense with respect to stock option grants to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25; stock-based compensation with respect to non-employees is recognized under the fair value method prescribed by SFAS 123.

Equity Securities

         The Company has classified its investment in RAIT Investment Trust ("RAIT") (formerly Resource Asset Investment Trust), a real estate investment trust sponsored by the Company, as available-for-sale. As such, it is carried at market value and the unrealized gain or loss is reported net of tax within accumulated other comprehensive income.

Comprehensive Income

         Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income" and for the Company include changes in the fair value of marketable securities.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Operating Segments

         SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance.

New Accounting Standards

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position. The Company is required to adopt SAB 101 effective October 1, 2000.

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

         Unproved and proved properties are assessed periodically to determine whether there has been a decline in value and, if such decline is indicated, a loss is recognized. The Company compares the carrying value of its proved developed gas and oil producing properties to the estimated future cash flow, net of applicable income taxes, from such properties in order to determine whether their carrying values should be reduced. No adjustment was necessary during any of the fiscal years in the three year period ended September 30, 2000.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Oil and Gas Properties - (Continued)

         On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Company estimates the salvage value of equipment recoverable upon abandonment. At both September 30, 2000 and 1999, the Company's estimate of equipment salvage values was greater than or equal to the estimated costs of future dismantlement, restoration, reclamation, and abandonment.

Depreciation, Depletion and Amortization

         Proved developed gas and oil properties, which include intangible drilling and development costs, tangible well equipment, and leasehold costs, are amortized on the unit-of-production method using the ratio of current production to the estimated aggregate proved developed gas and oil reserves.

         Depreciation of property and equipment, other than gas and oil properties, is computed using the straight-line method over the estimated economic lives, which range from three to 39 years.

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

         Other assets at September 30, 2000 and 1999 were:
                                                                                   2000           1999
                                                                                ----------     -----------
                                                                                      (in thousands)

         Contracts acquired (including syndication network)..................   $   17,378     $    18,636
         Goodwill............................................................       28,484          25,147
         Deferred financing costs............................................        2,533           4,866
         Investments.........................................................        8,581               -
         Note and escrow received upon disposal of subsidiary
           (net of allowance for possible losses of $8,944)..................       16,080               -
         Other (net of allowance for possible losses of $500)................        3,139           2,520
                                                                                ----------     -----------

                                                                                $   76,195     $    51,169
                                                                                ==========     ===========

Fair Value of Financial Instruments

         The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         For investments in real estate loans, because each loan is a unique transaction involving a discrete property, it is impractical to determine their fair values. However, the Company believes the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

         The following table provides information on other financial instruments:

                                                                                     Carrying            Estimated
                                                                                      Amount            Fair Value
                                                                                  -------------         ----------
                                                                                            (in thousands)

         Energy non-recourse debt............................................     $      23,165              23,165
         Real estate finance non-recourse debt...............................            25,875              25,875
         Senior debt.........................................................            80,391              73,960
         Other debt..........................................................             5,501               5,501
                                                                                  -------------        ------------
                                                                                  $     134,932        $    128,501
                                                                                  =============        ============

Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of cash. The Company places its temporary cash investments in high quality short-term money market instruments and deposits with high quality financial institutions and brokerage firms. At September 30, 2000, the Company had $121.3 million in deposits at various banks, of which $119.0 million is over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Revenue Recognition

Energy Operations

         The Company conducts certain energy activities through, and a portion of its revenues are attributable to, sponsored limited partnerships ("Partnerships"). These Partnerships raise money from investors to drill gas and oil wells. The Company serves as general partner of the Partnerships and assumes customary rights and obligations for the Partnerships. As the general partner, the Company is liable for Partnership liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Partnerships. The income from the Company's general partner interest is recorded when the gas and oil are produced by a Partnership. The Company also contracts to drill the gas and oil wells owned by the Partnerships. The income from a drilling contract relating to a well is recorded upon substantial completion of the well.

         The Company is entitled to receive management fees according to the respective Partnership agreements. Such fees are recognized as income and are included in energy services.

         The Company sells interests in gas and oil wells and retains a working interest and/or overriding royalty. The income from the working interests and overriding royalties is recorded when the gas and oil are produced.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)


Real Estate Finance

         The difference between the Company's cost basis in a real estate loan and the sum of projected cash flows from that loan is accreted into interest income over the estimated life of the loan using the interest method which recognizes a level interest rate over the life at the loan. Projected cash flows, which include amounts realizable from the underlying properties, are reviewed on a regular basis, as are property appraisals. Changes to projected cash flows reduce or increase the amounts accreted into interest income over the remaining life of the loan.

         Gains on the sale of a senior lien interest in a real estate loan are recognized based on an allocation of the Company's cost basis between the portion of the loan sold and the portion retained based upon the fair value of those respective portions on the date of sale. Gains on the refinancing of a real estate loan only arise when the financing proceeds exceed the cost of the loan financed. Any gain recognized on a sale of a senior lien interest or a refinancing is credited to income at the time of such sale or refinancing.

         Before January 1, 1999, most of the Company's transactions involving the sale of senior lien interests in its real estate loans were structured to meet the criteria for sale under generally accepted accounting principles. Thus, for transactions that were completed before January 1, 1999, the Company recorded gainS on sale. Effective January 1, 1999, the Company made a strategic decision to structure future transactions as financings t rather than as sales. The cash flows available to the Company, which are generally based on the cash flows of the properties underlying its loans, are unaffected by these modifications. The primary effect of this change in structure is a shift from the recognition of an immediate gain on the sale of a senior lien interest in a loan receivable to the retention of the full investment in the loan on the Company's books. The recognition of interest income on that investment over the life of the loan and the recording the proceeds from the senior lien interest as debt and recognizing interest expense on that debt.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Cash Flow Statements

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                             2000          1999            1998
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
Cash paid during the year for:
   Interest............................................................  $    17,652    $    17,614     $    15,090
   Income taxes (refunded) paid........................................         (787)        10,622          12,050

Non-cash activities include the following:
   Investment in real estate venture received in
     exchange for note receivable......................................            -         16,331               -
   Stock issued in acquisition(s)......................................            -         12,437          29,534

Details of acquisitions:
   Fair value of assets acquired.......................................  $         -    $    48,289     $    74,635
   Stock issued........................................................            -        (12,437)        (29,534)
   Liabilities assumed.................................................            -        (19,910)        (45,968)
   Amounts due seller..................................................            -              -          (9,191)
                                                                         -----------    -----------     -----------
     Net cash paid (acquired)..........................................  $         -    $    15,942     $   (10,058)
                                                                         ===========    ===========     ===========

Disposal of business:
     Net liabilities assumed by buyer..................................  $         -    $     4,938     $         -
                                                                         ===========    ===========     ===========
     Other assets received upon disposal of subsidiary.................  $    25,969    $         -     $         -
                                                                         ===========    ===========     ===========

Income Taxes

         The Company records deferred tax assets and liabilities, as appropriate, to account for the estimated future tax effects attributable to temporary differences between the financial statement and tax bases of assets and liabilities and operating loss carryforwards, using currently enacted tax rates. The deferred tax provision or benefit each year represents the net change during that year in the deferred tax asset and liability balances.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Earnings Per Share

         Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Earnings per share - diluted are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and dilutive potential shares issuable during the period. Dilutive potential shares of common stock consist of the excess of shares issuable under the terms of various stock option and warrant agreements over the number of such shares that could have been reacquired (at the weighted average price of shares during the period) with the proceeds received from the exercise of the options and warrants.

         The computations of basic and diluted earnings per share for each year were as follows:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                             2000          1999            1998
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)

Income from continuing operations before extraordinary item and
   cumulative effect of a change in accounting principle...............  $     4,062    $    24,181     $    27,765
Income (loss) from discontinued operations.............................          476         (5,686)           (393)
Gain (loss) on disposal of subsidiary..................................       12,944           (275)              -
Extraordinary gain on early extinguishment of debt.....................          683            299             239
Cumulative effect of a change in accounting principle..................            -            (59)              -
                                                                         -----------    -----------     -----------

     Net income........................................................  $    18,165    $    18,460     $    27,611
                                                                         ===========    ===========     ===========

Basic average shares of common stock outstanding.......................       23,413         22,108          16,703
Dilutive effective of stock option and award plans.....................          415            695             565
                                                                         -----------    -----------     -----------

Dilutive average shares of common stock................................       23,828         22,803          17,268
                                                                         ===========    ===========     ===========

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities, primarily a property management firm, a bank, RAIT and a law firm. As particular opportunities have arisen, the Company has purchased real estate loans from lenders, or involving borrowers, which are affiliated with officers of the Company. In two instances (excluding sales to RAIT) the Company has sold senior or junior lien interests in real estate loans to purchasers affiliated with officers of the Company. At September 30, 2000, loans held with respect to related borrowers or acquired from related lenders constitute 42.9% ($79.8 million), by book value, of the Company's portfolio loans, while senior or junior lien interests sold to related purchasers constituted .5% ($1.9 million) of all such interests. Transactions with affiliates must be approved by the Company's Board of Directors, including a majority of the outside directors. In addition, loan acquisitions must be approved by the Investment Committee of the Board of Directors which consists of three outside directors. A more detailed description of these relationships and transactions is set forth below.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

         Relationship with Brandywine Construction & Management, Inc. ("BCMI"). The properties underlying 28 of the Company's real estate loans and investments in real estate ventures are managed by BCMI, a firm in which the Chairman of the Company is the Chairman of the Board of Directors and a minority stockholder holding approximately 8% of BCMI's capital stock. The Company has advanced funds to certain borrowers for improvements on their properties, which have been performed by BCMI. The President of BCMI (or an entity affiliated with him) has also acted as the general partner, president or trustee of ten of the borrowers. In addition, BCMI owns an 11% limited partnership interest in another borrower.

         Relationship with Hudson United Bank. The Company maintains a normal banking and borrowing relationship with Hudson United Bank, formerly Jefferson Bank. The Company anticipates that it may effect other borrowings in the future from Hudson United Bank. The Chairman of the Company and his spouse were officers and directors of Jefferson Bank and its holding company, and were principal stockholders of that bank's holding company, until its acquisition in November 1999 by Hudson United Bancorp, the holding company for Hudson United Bank. The former President of the Company was a director of Jefferson Bank until its acquisition. Following the acquisition, the Chairman's spouse served as director of Hudson United Bancorp until July 2000. Hudson United Bank is also a tenant at one property owned by a partnership in which the Company holds a 50% interest.

         Relationship with RAIT. In January 1998, the Company acquired 15% of the outstanding common shares of beneficial interest in RAIT, a real estate investment trust sponsored by the Company for an investment of approximately $7.0 million. In June 1998, the Company acquired additional common shares in a second offering for $5.0 million, and currently holds approximately 14% of RAIT's outstanding common shares. The spouse of the Chairman of the Company is Chairman and Chief Executive Officer of RAIT. The Company has the right to nominate one person for election to RAIT's Board of Trustees until such time as its ownership of RAIT's outstanding common shares is less than 5%. A Senior Vice President of the Company, who is also the son of the Chairman of the Company and the brother of its former President, currently serves as the Company's nominee and as the secretary of RAIT. The former Vice Chairman and Executive Vice President of the Company is the President of RAIT.

         In connection with RAIT's initial offering, the Company sold ten loans, and senior lien interests in two other loans, to RAIT at an aggregate purchase price of $20.1 million (including $2.1 million attributable to senior lien interests acquired by the Company in connection with the sales to RAIT). One of the loans and one of the senior lien interests were originated for RAIT and sold to it by the Company at cost. The Company realized a total gain on the sale of the loans and senior lien interests of $3.1 million during the fiscal year ended September 30, 1998.

         The Company has engaged in the following transactions with RAIT subsequent to the sale of the initial investments:

         Fiscal year ended September 30, 2000

         o In December 1999, the Company sold 100% of the common stock in a wholly-owned subsidiary to RAIT for $9.9 million, recognizing a gain of $983,000. The subsidiary held a subordinate interest in a loan which was secured by a retail property located in Centreville, VA. The Company acquired the loan in 1998 for a net investment of $7.9 million.

         o In May 2000, the Company sold 100% of the common stock in a wholly-owned subsidiary to RAIT for $1.9 million. The subsidiary had a subordinated interest in a loan which it had originated for $1.3 million. At the time of the sale, the loan had a carrying value of $1.6 million; consequently, a gain of $273,000 was recognized by the Company.

         o In June 2000, pursuant to a Participation Termination Agreement, the Company paid to RAIT a $300,000 termination fee. The fee was in connection with a loan refinancing in which RAIT held a $4.9 million participation interest.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

         Fiscal year ended September 30, 1999

         o In June 1999, the Company acquired a first mortgage loan at face value from RAIT for $2.5 million. The loan is secured by property in which the Company has held a subordinate interest since 1991.

         o In December 1998, the Company sold a senior lien interest in a loan for $4.0 million to RAIT and recognized a gain of $2.0 million.

         o In December 1998, the Company purchased a junior lien interest in a loan held by RAIT in the amount of $4.0 million. The junior lien interest was repaid in June 1999 for $4.1 million and the Company recognized a gain of $135,000.

         o The Company and RAIT jointly acquired a loan for $77.0 million of which $10.0 million was contributed by RAIT.

         o A senior lien interest sold by the Company to RAIT in fiscal 1998 was repaid in August 1999.

         Fiscal year ended September 30, 1998

         o The Company sold senior lien interests in three loans to RAIT for an aggregate of $18.0 million and recognized aggregate gains of $5.1 million.

         o The Company and RAIT jointly acquired a loan for $85.5 million, $10.0 million of which was contributed by RAIT.

         o The Company sold to RAIT two loans, both of which it had originated for RAIT in connection with its sponsorship of RAIT, at their aggregate carrying value of $7.7 million. The Company retained a $1.3 million junior lien interest in one of these loans. The retained interest is subordinate both to RAIT's $4.0 million interest in the loan and a $12.0 million interest held by an unaffiliated party.

         o The Company made a first mortgage loan to OSEB Associates, L.P. ("OSEB"), which is owned by RAIT (89%) and BCMI (11%). The loan bears interest at 10% per annum on stated principal in the amount of $65.0 million. OSEB obtained outside financing to reduce the loan by $44.0 million; the balance of the loan is secured by a second mortgage and pledge of partnership interests in OSEB.

         Relationship with The Bancorp.com, Inc. In October and November 1999, the Company acquired 9.9% of the outstanding shares of The Bancorp.com, Inc. ("TBI") for an investment of approximately $1.8 million. At the time of the Company's investment, the Chairman of the Company was also Chairman of TBI, the then-President of the Company (a son of the Chairman of the Company) was the President of TBI, and a director of the Company, and the wife of the then-Vice-Chairman of the Company, were directors of TBI. Subsequently, the Company's Chairman relinquished his position at TBI with his son becoming Chairman and his spouse becoming Chief Executive officer of TBI. As of September 30, 2000, the Company had $25.4 million on deposit at TBI's banking subsidiary.

         Relationship with Law Firm. Until April 1996, the Chairman of the Company was of counsel to Ledgewood Law Firm, P.C. ("Ledgewood"), which provides legal services to the Company. Ledgewood was paid $1.6 million, $1.3 million, and $1.2 million during fiscal 2000, 1999, and 1998, respectively, for legal services rendered to the Company. The Chairman of the Company receives certain debt service payments from Ledgewood related to the termination of his affiliation with such firm and its redemption of his interest therein.

         Relationships with Certain Borrowers. The Company has from time to time purchased loans in which affiliates of the Company are affiliates of the borrowers.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

         In March 2000, the property securing a loan held by the Company was purchased by a limited partnership of which the former Executive Vice President and Vice Chairman of the Company is the president of the general partner. The Chairman of the Company, two directors of the Company and the President of BCMI are equal limited partners of a limited partnership which is the sole limited partner of the borrower.

         In July 2000, the Company split an investment in a loan with a balance of $4.4 million, including unpaid interest and penalties into two distinct loans, one for $4,450,000 and the other for $1,984,000. The Company sold the first loan to an unaffiliated third party for face value and exchanged the second loan for a similar loan from the general partner of the original borrower for face value. The former Executive Vice President and Vice Chairman of the Company is the president and a director of, such general partner.

         In September 1998, the Company acquired a defaulted loan in the original principal amount of $91.0 million. In September 2000, in connection with a refinancing and pursuant to a prior agreement, a newly formed limited liability company became the borrower. The Chairman, the former Executive Vice President and Vice Chairman and the former President of the Company and the President of BCMI are equal limited partners (24.75% each) of a partnership that is a 59% limited partner of the managing partner which has a 99% interest in the sole member of the borrower. In addition, the former Executive Vice President and Vice Chairman of the Company is the President of the general partner of the managing partner of the sole member of the borrower as well as the operating manager of the borrower and the general partner of the 59% limited partner described above. After September 30, 2000, the 59% interest was reduced to 30%.

         In March 1998, the Company acquired a loan under a plan of reorganization in bankruptcy. An order of the bankruptcy court in effect when the Company acquired the loan required that legal title to the property underlying the loan be transferred on or before June 30, 1998. In order to comply with that order and to maintain control of the property, Evening Star Associates took title to the property on or about June 19, 1998. A subsidiary of the Company serves as general partner of Evening Star Associates and holds a 1% interest; the Chairman, former Executive Vice President and Vice Chairman, and former President of the Company purchased a 94% limited partnership interest in Evening Star Associates for $200,000.

         In August 1997, the Company acquired a loan with a face amount of $2.3 million from Jefferson Bank (now Hudson United Bank) at a cost of $1.6 million. The loan is secured by a property owned by a partnership in which the Company's former Executive Vice President and Vice Chairman, and the Chairman, together with the Chairman's spouse, are limited partners. The former Executive Vice President and Vice Chairman was previously the general partner of such partnership. The Company leases its headquarters space at such property. The Company occupies the space on a month-to-month tenancy at a rent of $9,564 per month. Ledgewood is a tenant at such property.

         In June 1997, the Company acquired a loan with a face amount of $7.0 million from a partnership in which the former Executive Vice President and Vice Chairman, and the Chairman of the Company, together with the Chairman's wife, are limited partners. The former Vice Chairman and Executive Vice President was previously the general partner of such partnership. The Company acquired such loan at a cost of $3.0 million.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

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

         Relationships with Certain Lienholders. The Company holds a first mortgage lien on a hotel property which in January 1999 was foreclosed upon by another corporation ("Corporate Owner"). In August 1999, the Company's then-President (son of the Company's Chairman) became President of the Corporate Owner, and the Chairman of the Company became Chairman and a minority shareholder of the Corporate Owner. In addition, the Chairman of the Company is a limited partner holding a two-thirds interest in a partnership which holds convertible securities to acquire the common stock of the Corporate Owner. Furthermore, the President of the Corporate Owner is the sole officer, director and shareholder of another corporation which is this partnership's general partner. On a fully converted basis, of the Company's then-President and Chairman would have a 19% interest in the Corporate Owner.

         The Company has sold three senior lien interests and one junior lien interest in its real estate loans to entities in which officers and/or directors of the Company have minority interests, as discussed in the following paragraphs.

         In December 1997, the Company purchased from third parties, for an aggregate of $1.5 million, two loans in the aggregate original principal amount of $2.0 million and with an aggregate outstanding balance at the time of purchase of $1.9 million. The loans are secured by an apartment building. The Company sold a senior lien interest in one of the loans for $1.0 million to a limited partnership in which the Chairman and the former Executive Vice President and Vice Chairman of the Company beneficially own a 14.4% interest, reducing the Company's net investment to $518,000 and leaving the Company with a retained interest in outstanding loan receivables of $1.0 million (at a book value of $803,000). The Company recognized a gain of $322,900 on the sale of this loan.

         In fiscal 1999, the Company sold, at book value, an $875,000 senior lien interest in industrial development revenue bonds it had acquired in a prior year to a limited partnership in which the Chairman and the former Executive Vice President and Vice Chairman of the Company beneficially owned a 22.0% limited partnership interest.

         From November 1996 to June 1997 the Company acquired from third parties loans relating to one property in the aggregate original principal amount of $5.8 million (and with aggregate outstanding balances at the respective times of purchase of $7.6 million) for an investment of $2.5 million. The Company sold, for $2.2 million, a senior lien interest in one of the loans and recognized a $28,900 gain on the sale. The purchaser was a limited partnership in which the Chairman and the former Executive Vice President and Vice Chairman of the Company beneficially own an 18.3% limited partnership interest. The senior lien interest was paid off in December 1997.

         In June 1996, for an investment of $2.4 million, the Company acquired from third parties a loan in the original principal amount of $3.3 million (and with a then outstanding balance of $3.3 million). The Company sold, at book value, a junior lien interest in the loan for $875,000 to a limited partnership in which the Chairman and the former Executive Vice President and Vice Chairman of the Company beneficially own a 21.3% limited partnership interest. The junior lien interest was paid off in May 1999.

         Management believes that any other commercial real estate transactions and balances involving parties that may be considered to be related parties are not material.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

         In acquiring real estate loans, the Company focused primarily on the purchase of income producing loans at a discount from both the face value of such loans and the appraised value of the properties underlying the loans. The Company records as income the accretion of a portion of the difference between its cost basis in a commercial mortgage and the sum of projected cash flows therefrom. Cash received by the Company for payment on each loan is allocated between principal and interest. This accretion of discount amounted to $5.8 million, $19.0 million and $6.5 million during the years ended September 30, 2000, 1999, and 1998, respectively. As the Company sells senior lien interests or receives funds from refinancings of its loans, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At September 30, 2000 and 1999, the Company held real estate loans having aggregate face values of $691.4 million and $747.1 million, respectively, which were being carried at aggregate costs of $183.9 million and $250.2 million, including cumulative accretion.

         During fiscal 1999, the Company received, in exchange for its investment in a real estate loan, cash and a 50% interest in a partnership that owns a building which secured the loan. The Company also received a deed-in-lieu of foreclosure with respect to one real estate loan, taking title to the underlying property. The partnership interest and property have been classified as investments in real estate ventures.

         Amounts receivable, net of senior lien interests and deferred costs, were $339.5 million and $348.7 million at September 30, 2000 and 1999, respectively. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the years ended September 30, 2000 and 1999.

                                                                                       Years Ended September 30,
                                                                                  -----------------------------------
                                                                                      2000                  1999
                                                                                  -------------        --------------
                                                                                            (in thousands)
Balance, beginning of year......................................................  $     250,231        $    188,651
New loans.......................................................................              -              88,869
Additions to existing loans.....................................................          4,994               8,558
Provisions for possible losses..................................................           (936)               (500)
Accretion of discount (net of collection of interest)...........................          5,802              18,965
Collections of principal........................................................        (63,379)            (20,646)
Cost of loans sold..............................................................        (12,785)            (17,335)
Loans reclassified to investments in real estate ventures.......................              -             (16,331)
                                                                                  -------------        ------------

Balance, end of year............................................................  $     183,927        $    250,231
                                                                                  =============        ============

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the years ended September 30, 2000 and 1999:

                                                                                       Years Ended September 30,
                                                                                  -----------------------------------
                                                                                      2000                  1999
                                                                                  -------------        --------------
                                                                                            (in thousands)
Balance, beginning of year......................................................  $       1,405        $      1,191
Provision for possible losses...................................................            936                 500
Write-down......................................................................           (328)                  -
Reclassification of possible losses-discontinued subsidiary.....................              -                (286)
                                                                                  -------------        ------------
Balance, end of year............................................................  $       2,013        $      1,405
                                                                                  =============        ============

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - DEBT

         Total debt consists of the following:

                                                                                       Years Ended September 30,
                                                                                  -----------------------------------
                                                                                      2000                  1999
                                                                                  -------------        --------------
                                                                                            (in thousands)
Senior debt....................................................................... $    80,391           $   101,400

Nonrecourse debt:
   Energy:
     Revolving and term bank loans................................................      23,165                44,975
   Real estate finance:
     Loan facilities..............................................................           -                58,901
     Revolving credit facilities..................................................      18,000                22,000
     Other........................................................................         875                   875
                                                                                   -----------           -----------
         Total non recourse debt..................................................      42,040               126,751

Other debt........................................................................      12,501                 5,877
                                                                                   -----------           -----------
                                                                                       134,932               234,028

Less current maturities...........................................................       7,250                13,333
                                                                                   -----------           -----------
                                                                                   $   127,682           $   220,695
                                                                                   ===========           ===========

         Following is a description of borrowing arrangements in place at September 30, 2000 and 1999.

         Nonrecourse Debt-Energy. The energy subsidiaries owned by the Company maintain a $40.0 million credit facility at PNC Bank ("PNC"). The facility permits draws based on the remaining proved developed non-producing and proved undeveloped natural gas and oil reserves attributable to the subsidiaries' wells and the subsidiaries' projected fees and revenues from operation of wells and administration of partnerships. Up to $10.0 million of the facility may be in the form of standby letters of credit. The facility is secured by the assets of all of the energy affiliates, and a breach of the loan agreement by any of the energy affiliates constitutes a default. The revolving credit facility has a term ending in June 2003 and bears interest at one of two rates (elected at borrower's option) which increase as the amount outstanding under the facility increases: (i) PNC prime rate plus between 0 to 75 basis points, or (ii) the Eurodollar rate plus between 150 and 225 basis points. Draws under any letter of credit bear interest at the PNC prime rate plus 0 to 75 basis points. The credit facility contains financial covenants, including covenants requiring the Company to maintain specified financial notes and imposes the following limits: (a) the energy subsidiaries' exploration expense can be no more than 20% of capital expenditures plus exploration expense, without PNC's consent; (b) the amount of debt that can be incurred cannot exceed specified levels without PNC's consent; and (c) the energy affiliates may not sell, lease or transfer property without PNC's consent. At September 30, 2000, $29.5 million was outstanding under this facility, including the $5.7 million outstanding balance of a letter of credit issued unnder the facility.

         Nonrecourse Debt-Real Estate Finance Loan Facilities. Two loans outstanding at September 30, 1999, aggregating $58.9 million, were repaid in October 1999.

         Real Estate Finance-Revolving Credit Facilities. In March 1998, the Company, through certain operating subsidiaries, established an $18.0 million revolving credit facility with Jefferson Bank (now Hudson United Bank) for its commercial mortgage loan operations which was amended in August 1999. Credit availability is currently $7.0 million, all of which is outstanding at September 30, 2000. The credit facility bears interest at the prime rate reported in The Wall Street Journal (9.50% at September 30, 2000) plus .75%, and is secured by the borrowers' interests in certain commercial loans and by a pledge of their outstanding capital stock. Repayment of the credit facility is guaranteed by the Company. The facility is due February 1, 2001.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - DEBT - (Continued)

         In July 1999, the Company established a $15.0 million revolving line of credit with Sovereign Bank, which was increased to $18.0 million on March 30, 2000. Interest is payable monthly at The Wall Street Journal prime rate (9.50% at September 30, 2000) and principal is due upon expiration in July 2002. Advances under this line are to be utilized to acquire commercial real estate or interests therein, to fund or purchase loans secured by commercial real estate or interests, or to reduce indebtedness on loans or interests which the Company owns or holds. The advances are secured by the properties related to these funded transactions. At September 30, 2000, $18.0 million had been advanced under this line.

         Senior Debt. In July 1997, the Company issued $115.0 million of 12% Senior Notes (the "12% Notes") due August 2004 in a private placement. These notes were exchanged in November 1997 with a like amount of 12% Notes which were registered under the Securities Act of 1933. Provisions of the indenture under which the 12% Notes were issued limit dividend payments, mergers and indebtedness, place restrictions on liens and guarantees and require the maintenance of certain financial ratios. At September 30, 2000, the Company was in compliance with such provisions. At September 30, 2000 and 1999, $80.4 million and $101.4 million, respectively, of 12% Notes were outstanding.

         Other Debt. Other debt includes an amount outstanding under a $5.0 million revolving line of credit with Sovereign Bank which expires July 2002. Interest accrues at The Wall Street Journal prime rate (9.50% at September 30,
2000) and payment of accrued interest and principal is due upon the expiration date. Advances under this line are with full recourse to the Company and are to be utilized to repay bank debt to acquire commercial real estate or interests therein, to fund or purchase loans secured by commercial real estate or interests, or to reduce indebtedness on loans or interests which the Company owns or holds and for other general corporate purposes. At September 30, 2000, $5.0 million had been advanced under this line.

         Annual debt principal payments over the next five fiscal years ending September 30 are as follows: (in thousands) 2001 - $7.3 million, 2002 - $23.2 million, 2003 - $23.2 million, 2004 - $81.3 million and 2005 - $ 0.


NOTE 6 - INCOME TAXES

         The following table details the components of the Company's income tax expense from continuing operations for the fiscal years 2000, 1999 and 1998.

                                                                                 Years Ended September 30,
                                                                         -----------------------------------------
                                                                           2000            1999             1998
                                                                           ----            ----             ----
                                                                                      (in thousands)
   Provision for income tax
     Current
       Federal.........................................................  $         -    $    11,595     $    14,536
       State...........................................................          116            707               -
     Deferred..........................................................        1,522         (1,192)         (1,525)
                                                                         -----------    -----------     -----------

                                                                         $     1,638    $    11,110     $    13,011
                                                                         ===========    ===========     ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6 - INCOME TAXES - (Continued)

         The allocation of the fiscal 1999 provision reported above between current and deferred was based upon the Company's best estimate at the date reported. The actual current provision was ultimately less than reported while the actual deferred provision was ultimately greater than reported by a similar amount. The adjustment is reflected in the fiscal 2000 deferred provision. For fiscal 2000, there is no current federal tax provision for continuing operations because of the utilization of the credits and depletion allowance noted in the table below.

         A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                                 Years Ended September 30,
                                                                         -----------------------------------------
                                                                           2000            1999             1998
                                                                           ----            ----             ----
   Statutory tax rate..................................................     35%              35%             35%
   Statutory depletion.................................................     (3)              (1)              -
   Non-conventional fuel and low-income housing credits................    (13)              (4)             (2)
   Excessive employee renumeration.....................................      2                -               -
   Goodwill............................................................     10                -               -
   Tax-exempt interest.................................................     (8)              (1)             (1)
   State income tax....................................................      6                2               -
                                                                           ----            ----             ----

                                                                            29%              31%              32%
                                                                           ====            ====             ====

         The components of the net deferred tax (liability) asset are as follows:

                                                                                      Years Ended September 30,
                                                                                  ---------------------------------
                                                                                       2000                1999
                                                                                  -------------        ------------
                                                                                            (in thousands)
Deferred tax assets related to:
     Tax credit carryforwards................................................     $         488        $        669
     Alternative minimum tax credit carryforwards............................                 -               1,189
     Interest receivable.....................................................               883                 738
     Unrealized losses on investments........................................               502                 910
     Accrued expenses........................................................             2,514               1,562
     Net operating loss carryforwards........................................                 -                 591
     Provision for losses....................................................               704               1,767
                                                                                  -------------        ------------
                                                                                  $       5,091        $      7,426
                                                                                  -------------        ------------

Deferred tax liabilities related to:
     Property and equipment basis difference.................................           (21,879)            (20,084)
     Investment in real estate ventures......................................            (2,678)                  -
     ESOP benefits...........................................................              (101)               (101)
     Other...................................................................                 -                (310)
                                                                                  -------------        ------------
                                                                                        (24,658)            (20,495)
                                                                                  -------------        ------------
       Net deferred tax liability............................................     $     (19,567)       $    (13,069)
                                                                                  =============        ============

         SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. No valuation allowance was needed at September 30, 2000 and 1999.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - STOCKHOLDERS' EQUITY

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

NOTE 8 - EMPLOYEE BENEFIT PLANS

         Employee Stock Ownership Plan. The Company sponsors an Employee Stock Ownership Plan ("ESOP"), which is a qualified non-contributory retirement plan established to acquire shares of the Company's common stock for the benefit of all employees who are 21 years of age or older and have completed 1,000 hours of service for the Company. Contributions to the ESOP are made at the discretion of the Board of Directors. In a prior year, the ESOP borrowed funds to purchase shares from the Company. The Company borrowed the funds for the ESOP loan from a bank which is payable in semiannual installments through February 1, 2003. The loan from the Company to the ESOP was fully repaid in August 1996. Both the Company's loan obligation and the unearned benefits expense (a reduction in stockholders' equity) will be reduced by the amount of any loan principal payments made by the Company. On September 28, 1998, the Company loaned $1.3 million to the ESOP, which the ESOP used to acquire 105,000 shares of the Company's common stock.

         The common stock purchased by the ESOP with the money borrowed is held by the ESOP trustee in a suspense account. On an annual basis, a portion of the common stock is released from the suspense account and allocated to participating employees. Any dividends on ESOP shares are used to pay principal and interest on the loan. As of September 30, 2000, there were 259,000 shares allocated to participants which constitute substantially all shares prior to the 105,000 shares acquired on September 28, 1998. Compensation expense related to the plan amounted to $140,200, $156,400 and $50,400 for the years ended September 30, 2000, 1999 and 1998, respectively.

         Employee Savings Plan. The Company sponsors an Employee Retirement Savings Plan and Trust under Section 401(k) of the Internal Revenue Code which allows employees to defer up to 15% of their income, subject to certain limitations, on a pretax basis through contributions to the savings plan. The Company matches up to 100% of each employee's contribution, subject to certain limitations. Included in general and administrative expenses are $209,500, $167,700, and $188,500 for the Company's contributions for the years ended September 30, 2000, 1999 and 1998, respectively.

         Stock Options. The Company has three existing employee stock option plans, those of 1989, 1997 and 1999. No further grants may be made under the 1989 plan. Options under the 1989, 1997, and 1999 plans become exercisable as to 25% of the optioned shares each year after the date of grant, and expire not later than ten years after the date of grant.

         The 1989 plan authorizes the granting of up to 1,769,670 shares (as amended during the fiscal year ended September 30, 1996) of the Company's common stock in the form of incentive stock options ("ISO's"), non-qualified stock options and stock appreciation rights ("SAR's").

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - EMPLOYEE BENEFIT PLANS - (Continued)

         In April 1997, the stockholders approved the Resource America, Inc. 1997 Key Employee Stock Option Plan. This plan, for which 825,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. In fiscal 2000, 1999 and 1998, options for 93,885, 10,000 and 669,115 shares were issued under this plan, respectively. On October 20, 1998, 744,115 of the 754,115 options granted under the 1997 Key Employee Stock Option Plan were canceled. These options were replaced with an identical number of new options with an exercise price of $8.08 per share, which amount represents the market value of the Company's common stock at that date. These options vest 25% per year commencing October 20, 1999.

         In March 1999, the stockholders approved the Resource America, Inc. 1999 Key Employee Stock Option Plan. This plan, for which 1,000,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. In fiscal 2000 and 1999, options for 106,115 and 728,500 shares, respectively, were issued under this plan.

         Transactions for the three stock option plans are summarized as follows:

                                                                     Years Ended September 30,
                                     --------------- ----------------------------------------------------------------------
                                                 2000                           1999                        1998
                                      -------------------------      -------------------------    -------------------------
                                                    Weighted                      Weighted                     Weighted
                                                     Average                       Average                      Average
                                      Shares     Exercise Price      Shares     Exercise Price     Shares    Exercise Price
                                      ------     --------------      ------     --------------     ------    --------------
Outstanding - beginning of year..   1,870,035      $    9.77       1,321,366      $   13.18         685,959      $  3.85
   Granted.......................     200,000      $    7.49       1,482,615      $   11.72         669,115      $ 22.21
   Exercised.....................    (144,568)     $    2.95        (166,831)     $    2.82         (33,708)     $  2.73
   Canceled......................           0      $    -           (744,115)     $   21.30               -             -
   Forfeited.....................    (282,500)     $   13.96         (23,000)     $    8.40               -             -
                                    ---------                     -----------                     ---------
   Outstanding - end of year.....   1,642,967      $    9.38       1,870,035      $    9.77       1,321,366      $ 13.18
                                    =========      =========      ==========      =========       =========      =======

Exercisable, at end of year......     560,131      $    7.10         320,456      $    2.59         292,629      $  3.22
                                    =========      =========      ==========      =========       =========      =======
Available for grant..............     447,885                        342,385                         80,885
                                    =========                     ==========                      =========
Weighted average fair value per
   share of options granted
   during the year...............                  $    4.93                      $   10.46                      $ 19.41
                                                   =========                      =========                      =======

The following information applies to options outstanding as of September 30, 2000.

                                                 Outstanding                                  Exercisable
                                    ----------------------------------------------     ----------------------------
                                                  Weighted
                                                   Average            Weighted                        Weighted
  Range of                                       Contractual           Average                         Average
Exercise Prices                     Shares       Life (Years)      Exercise Price        Shares     Exercise Price
---------------                     ------       ------------      --------------        ------     --------------
$.92                                 50,562         2.55               $   .92             50,562       $  .92
$2.73-$3.00                         215,290         2.66               $  2.87            215,290       $ 2.87
$7.47-$8.08                         873,615         4.07               $  7.94            168,404       $ 8.08
$15.50                              503,500         8.64               $ 15.50            125,875       $15.50
                                  ---------                                            ----------
                                  1,642,967                                               560,131
                                  =========                                            ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - EMPLOYEE BENEFIT PLANS - (Continued)

         In connection with the acquisition of Atlas (see Note 11), options for 91,693 shares were issued at an exercise price of $.11 per share to certain employees of Atlas who had held options of Atlas before its acquisition by the Company.

         As referred to in Note 2, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for these employee stock arrangements.

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. No such options were granted in fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 or 10 years following vesting; stock volatility, 60%, 125% and 99% in 2000, 1999 and 1998, respectively; risk free interest rate, 6.2%, 5.2% and 5.8% in 2000, 1999 and 1998, respectively; and no dividends during the expected term. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $16.4 million ($.69 per share), $16.7 million ($0.73 per share) and $26.2 million ($1.52 per share) in fiscal 2000, 1999 and 1998, respectively.

         In addition to the various stock option plans, in May 1997 the stockholders approved the Resource America, Inc. Non-Employee Director Deferred Stock and Deferred Compensation Plan (the "Non-Employee Director Plan") for which a maximum of 75,000 shares were reserved for issuance. Under the Non-Employee Director Plan, non-employee directors of the Company are awarded units representing the right to receive one share of Company common stock for each unit awarded. Units do not vest until the fifth anniversary of their grant, except that units will vest sooner upon a change of control of the Company or death or disability of a director, provided the director completed at least six months of service. Upon termination of service by a director, all unvested units are forfeited. In fiscal 2000, 15,000 units were granted under the Non-Employee Director Plan to the Company's five non-employee directors. The fair value of the grants (average $7.94 per unit, $119,100 in total) is being charged to operations over the five-year vesting period. At September 30, 2000, 57,000 units are outstanding under this plan.

         The tax benefit associated with the exercise of non-statutory stock options and disqualifying dispositions by employees of shares issued reduced taxes payable $405,000 in fiscal 1998; no such reduction was realized in fiscal 1999 or 2000. Such benefits are reflected as additional paid-in capital.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under leases with varying expiration dates through 2005. Rental expense was $1.6 million, $1.7 million and $749,800 for the years ended September 30, 2000, 1999 and 1998, respectively. At September 30, 2000, future minimum rental commitments for the next five fiscal years were as follows (in thousands):

                2001...........................   $  1,386
                2002...........................      1,212
                2003...........................        895
                2004...........................        359
                2005...........................        313

         The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

         The Company has an employment agreement with its Chairman pursuant to which the Company has agreed to provide him with a supplemental employment retirement plan ("SERP") and with certain financial benefits upon termination of his employment. Under the SERP, he will be paid an annual benefit of 75% of his average income after he has reached retirement age (each as defined in the employment agreement). Upon termination, he is entitled to receive lump sum payments in various amounts of between 25% and five times average compensation (depending upon the reason for termination) and, for termination due to disability, a monthly benefit equal to the SERP benefit (which will terminate upon commencement of payments under the SERP). During fiscal 2000, 1999 and 1998, operations were charged $2.5 million, $556,000 and $204,000, respectively, with respect to these commitments.

         The Company is a defendant, together with certain of its officers and directors and its independent auditor, Grant Thornton LLP, in consolidated actions that were instituted on October 14, 1998 in the U.S. District Court for the Eastern District of Pennsylvania by stockholders of the Company, putatively on their own behalf and on behalf of similarly situated stockholders, who purchased shares of the Company's common stock between December 17, 1997 and February 22, 1999. The complaint seeks damages in an unspecified amount for losses allegedly incurred as the result of misstatements and omissions allegedly contained in our periodic reports and a registration statement filed with the SEC. The asserted misstatements and omissions relate, among other matters, to
(i) use of the accretion of discount method of recognizing revenue on distressed loans the Company purchased at a discount and (ii) accounting for the profit we realized on its sale of senior lien interests in such loans. The Company believes that the complaint is without merit and is defending itself.

         The Company is also a defendant in a suit filed in February 2000 in the New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased property to the Company. The complaint alleges that the Company is not paying lessors the proper amount of royalty revenues derived from the natural gas produced from the wells on the leased property. The complaint seeks damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that should have been paid to the plaintiffs and other royalty owners. The Company believes the compliant is without merit and intend to defend itself vigorously.

         The Company is also party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or operations.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 10 - HEDGING ACTIVITIES

         The Company, through its energy subsidiaries, enters into natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

         At September 30, 2000, the Company had 76 open natural gas futures contracts related to natural gas sales covering 205,200 dekatherms ("Dth") (net to the Company) maturing through March 2001 at a combined average settlement price of $3.05 per Dth. As these contracts qualify and have been designated as hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company's net unrealized loss related to open NYMEX contracts was approximately $435,000 at September 30, 2000, and its net unrealized gain was approximately $83,000 at September 30, 1999. The Company recognized a loss of $832,000 on settled contracts covering natural gas production for the year ended September 30, 2000, and gains of $35,000 and $161,000 for the years ended September 30, 1999 and 1998, respectively.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

NOTE 11 - ACQUISITIONS

         On August 31, 1999, the Company acquired all of the common stock of Viking Resources in exchange for 1,243,684 shares of the Company's common stock and the assumption of Viking Resources' debt as described below. Viking Resources is a company primarily involved in the energy finance business through the syndication of oil and gas properties in the Appalachian Basin.

         The Viking Resources acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Viking Resources are included in the Company's consolidated financial statements commencing September 1, 1999. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as summarized below (in thousands).

     Estimated fair value of assets acquired.................................................        $       48,289
     Liabilities assumed.....................................................................               (19,910)
     Common stock issued.....................................................................               (12,437)
                                                                                                     ---------------
     Net cash (paid).........................................................................        $      (15,942)
                                                                                                     ===============

         This acquisition was immaterial to the results of operations of the Company, and therefore pro forma information is excluded.

         On September 29, 1998, the Company acquired all the common stock of Atlas Group (now Atlas America) in exchange for 2,063,496 shares of the Company's common stock and the assumption of Atlas Group's debt as described below. Atlas Group is a company primarily involved in the energy finance business through the syndication of oil and gas properties in the Appalachian Basin.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 11 - ACQUISITIONS - (Continued)

         The Atlas Group acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Atlas Group are included in the Company's consolidated financial statements commencing September 29, 1998. The effect on the Company's operations for fiscal 1998 was immaterial. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair market values, at the date of acquisition as summarized below (in thousands).

         Estimated fair value of assets acquired...................................................     $    74,635
         Liabilities assumed.......................................................................         (45,968)
         Amounts due seller........................................................................          (9,191)
         Common stock issued.......................................................................         (29,534)
                                                                                                        ------------
         Net cash acquired.........................................................................     $    10,058
                                                                                                        ===========

         The following table reflects unaudited pro forma combined results of operations of the Company and Atlas Group presented as if that the acquisition had taken place on October 1, 1997:

                                                                                                         Year Ended
                                                                                                        September 30,
                                                                                                        -------------
                                                                                                            1998
                                                                                                         (unaudited)
                                                                                                       (in thousands,
                                                                                                  except per share amounts)
         Revenues................................................................................         $ 107,653
         Net income before extraordinary item....................................................            26,584
         Net income..............................................................................            26,823
         Basic earnings per share:
           Net income before extraordinary item..................................................         $    1.42
           Net income............................................................................         $    1.43
         Diluted earnings per share:
           Net income before extraordinary item..................................................         $    1.38
           Net income............................................................................         $    1.38

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 12 - DISCONTINUED OPERATIONS

         In February 2000, the Company adopted a plan to sell Fidelity Leasing, Inc. and subsidiaries ("FLI"), its small ticket equipment leasing business which was sold August 2000. Accordingly, FLI is reported as a discontinued operation for the three years ended September 30, 2000, 1999 and 1998. In connection with the sale, the Company received a non-interest bearing note that is payable to the extent that payments are made on a pool of FLI lease receivables and refunds are received with respect to certain tax receivables. The lease receivables pool consists of receivables that, as of June 30, 2000, were aged more than 90 days or on FLI's "watch list", or had an outstanding balance of $200,000 or more that would have rated "not pass" under purchaser's credit policy. In addition, $10.0 million was placed in escrow until March 31, 2004 as security for the Company's indemnification obligations to the purchaser. Under certain circumstances up to $5.0 million can be released from the escrow prior to March 31, 2004. The Company recorded a discount and an allowance for possible losses aggregating $8.9 million against the note and escrow. This allowance is reviewed periodically so that it is maintained at a level that is estimated by the Company to be necessary to provide for additional possible losses on the note and escrow. Net assets of FLI at September 30, 1999 were $79.9 million and are summarized in the following table (in thousands):

Cash and cash equivalents............................................................................   $      10,139
Investment in leases and notes receivable, net of $10,017 allowance..................................         407,904
Net fixed assets.....................................................................................           4,040
Other assets.........................................................................................          19,084
Debt.................................................................................................        (343,794)
Accounts payable and accrued liabilities.............................................................         (17,461)
                                                                                                        -------------
Net assets of discontinued FLI operations............................................................   $      79,912
                                                                                                        =============

         Summarized operating results of discontinued FLI operation are as follows:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                             2000          1999             1998
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
Net revenues...........................................................  $    29,552    $    41,129     $    13,561
                                                                         ===========    ===========     ===========

Income from operations before income tax provision.....................  $       775    $     3,738     $     4,207
Income tax provision...................................................         (299)        (1,737)         (1,800)
                                                                         -----------    -----------     -----------
Income from discontinued operations....................................  $       476    $     2,001     $     2,407
                                                                         ===========    ===========     ===========

Gain on disposal before income taxes...................................  $    24,259    $         -     $         -
Income tax provision...................................................       (9,352)             -               -
                                                                         -----------    -----------     -----------

Gain on disposal of discontinued operations............................  $    14,907    $         -     $         -
                                                                         ===========    ===========     ===========

         On September 28, 1999 the Company adopted a plan to discontinue Fidelity Mortgage Funding, Inc. ("FMF"), its residential mortgage lending business. The business was disposed of in November 2000. Accordingly, FMF is reported as a discontinued operation for the years ended September 30, 2000, 1999 and 1998. Net assets of FMF were $779,000 and $2,394,000 at September 30, 2000 and 1999, respectively, and consist primarily of loan receivables.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 12 - DISCONTINUED OPERATIONS - (Continued)

         Summarized operating results of the discontinued FMF operation are as follows:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                             2000          1999            1998
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
Net revenues...........................................................  $         -    $     1,907     $     7,022

Loss from operations before income tax benefit.........................            -         (9,877)         (4,243)
Income tax benefit.....................................................            -          2,190           1,443
                                                                         -----------    -----------     -----------
Loss from discontinued operations......................................            -         (7,687)         (2,800)
Loss on disposal before income tax benefit.............................       (2,952)          (423)              -
Income tax benefit.....................................................          989            148               -
                                                                         -----------    -----------     -----------

Loss on disposal of discontinued operations............................  $    (1,963)   $      (275)    $         -
                                                                         ===========    ===========     ===========

         Summarized results of the discontinued FLI and FMF operations are:

Income (loss) from operations of subsidiaries..........................  $       476    $    (5,686)    $      (393)
                                                                         ===========    ===========     ===========
Gain (loss) on disposal of subsidiaries................................  $    12,944    $      (275)    $         -
                                                                         ===========    ===========     ===========


NOTE 13 -TERMINATION CHARGE

         As a result of the sale of the Company's equipment leasing operations on August 1, 2000 and its reduced emphasis on real estate finance, two of the Company's officers separated from the Company on September 13, 2000. One officer was the Company's president and chief operating officer and the other was the Company's executive vice President and vice chairman as well as the president of the commercial real estate finance business. Both officers were parties to employment agreements and were terminated in accordance with the terms of those agreements. Accordingly, continuing operations were charged $1.8 million and discontinued operations were charged $2.3 million in the year ended September 30, 2000.

NOTE 14 - PUBLIC OFFERING OF UNITS BY PARTNERSHIP

         In February 2000, the Company's natural gas gathering operations were sold to Atlas Pipeline in connection with a public offering by Atlas Pipeline of 1,500,000 common units. The Company received $16.6 million for the gathering systems, and Atlas Pipeline issued to the Company 1,641,026 subordinated units constituting a 51% limited partner interest in Atlas Pipeline. Because the Company owns more than 50% of Atlas Pipeline, the assets, liabilities, revenues and expenses of Atlas Pipeline are consolidated with those of the Company, and the value represented by non-subordinated common units are shown as a minority interest on the Company's consolidated balance sheet.

                  Our subordinated units are a special class of limited partnership interest in Atlas Pipeline under which our rights to distributions are subordinated to those of the publicly-held common units. The subordination period extends until December 31, 2004 and will continue beyond that date if financial tests specified in the partnership agreement are not met. Our interest also includes a right to receive incentive distributions if the partnership meets or exceeds its minimum operating distribution obligations.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 14 - PUBLIC OFFERING OF UNITS BY PARTNERSHIP - (Continued)

         In connection with our sale of the gathering systems to Atlas Pipeline, we entered into agreements that:

         o Require us to connect wells owned or controlled by us that are within specified distances of Atlas Pipeline's gathering systems to those gathering systems and to drill and connect a minimum of 225 wells.

         o Require us to provide stand-by construction financing to Atlas Pipeline for gathering system extensions and additions to a maximum of $1.5 million per year for five years.

         o Require us to pay gathering fees to Atlas Pipeline for natural gas gathered by the gathering systems equal to the greater of $.35 per mcf ($.40 per mcf in certain instances) or 16% of the gross sales price of the natural gas transported.

         o Require us to support a minimum quarterly distribution by Atlas Pipeline to holders of non-subordinated units of $0.42 per unit (an aggregate of $1.68 per fiscal year) until February 2003. We have established a letter of credit administered by PNC Bank to support our obligation. The current face amount of the letter of credit is $5.7 million. The required face amount of the letter of credit reduces $630,000 per quarter.

         Through September 30, 2000, we had drilled all of the 225 wells required under our agreements with Atlas Pipeline. We have not been required to provide any construction financing. We provided $443,000 in distribution support for the initial quarter of Atlas Pipeline's operations. No distribution support has been required for any subsequent quarter.

NOTE 15 - EXTRAORDINARY ITEM

         During fiscal 2000, 1999, and 1998 the Company acquired $21.0 million, $3.0 million, and $10.6 million, respectively, of its 12% Senior Subordinated Notes Payable at a discount. These transactions resulted in an extraordinary gain of $683,000 (net of taxes of $367,000) in fiscal 2000, $299,000 (net of taxes of $142,000) in fiscal 1999 and $239,000 (net of taxes of $112,000) in fiscal 1998.

NOTE 16 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         The Company elected early adoption of the provisions of Statement of Position 98-5 effective October 1, 1998 and, accordingly, start-up costs of $59,000 (net of taxes of $28,000) which had been capitalized at September 30, 1998 were charged to operations on October 1, 1998 and are reflected in the consolidated statements of income for the year ended September 30, 1999 as a cumulative effect of a change in accounting principle.

NOTE 17 - SUBSEQUENT EVENT

         In October 2000, the Company completed a dutch auction tender offer acquiring 5,472,021 shares of common stock for approximately $49.2 million, representing approximately 24% of the then outstanding common stock. The acquisition was funded through cash received upon the sale of its small ticket leasing subsidiary. Expenses related to this offer are expected to total approximately $500,000. The effect of this transaction on the September 30, 2000 financial statements would have been to decrease cash from $117.1 million to $67.4 million, to decrease stockholders' equity from $281.2 million to $231.5 million and to decrease outstanding shares from 23,591,980 to 18,119,959.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in two principal industry segments: energy and real estate finance. Segment data for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                                                                 Years Ended September 30,
                                                                         -----------------------------------------
                                                                             2000          1999            1998
                                                                         -----------    -----------     -----------
                                                                                       (in thousands)
Revenues:
   Energy..............................................................  $    70,552    $    55,093     $     6,734
   Real estate finance.................................................       18,649         45,907          55,834
   Corporate...........................................................       10,410          8,089           6,912
                                                                         -----------    -----------     -----------

                                                                         $    99,611    $   109,089     $    69,480
                                                                         ===========    ===========     ===========

Depreciation, depletion and amortization:
   Energy..............................................................  $     9,781    $     5,512     $     1,273
   Real estate finance.................................................          195            136              50
   Corporate...........................................................         (104)           337             170
                                                                         -----------    -----------     -----------

                                                                         $     9,872    $     5,985     $     1,493
                                                                         ===========    ===========     ===========

Operating profit (loss):
   Energy..............................................................  $     7,013    $     8,619     $     1,659
   Real estate finance.................................................        6,914         35,306          43,710
   Corporate...........................................................       (8,227)        (8,634)         (4,593)
                                                                         -----------    -----------     -----------

                                                                         $     5,700    $    35,291     $    40,776
                                                                         ===========    ===========     ===========

Identifiable assets:
   Energy..............................................................  $   153,840    $   139,098     $    88,552
   Real estate finance.................................................      202,335        273,922         211,251
   Corporate...........................................................      153,029        127,112          92,280
                                                                         -----------    -----------     -----------

                                                                         $   509,204    $   540,132     $   392,083
                                                                         ===========    ===========     ===========

Capital expenditures (excluding assets acquired in business acquisitions):
   Energy..............................................................  $    10,936    $    11,456     $     2,095
   Real estate finance.................................................          130            100             143
   Corporate...........................................................            -              -              93
                                                                         -----------    -----------     -----------

                                                                         $    11,066    $    11,556     $     2,331
                                                                         ===========    ===========     ===========

         Operating profit (loss) represents total revenues less costs attributable thereto, including interest and provision for possible losses, and less depreciation, depletion and amortization, excluding general corporate expenses. The information presented above does not eliminate intercompany transactions of $68,000 and $161,000 in the years ended September 30, 2000 and 1999, respectively.

         The Company's natural gas is sold under contract to various purchasers. For the year ended September 30, 2000, gas sales to three purchases accounted for 37%, 11% and 11%, respectively, of our total production revenues. Also during fiscal 2000, oil sales to one purchaser accounted for 17% of such revenues. During 1999 and 1998, gas sales to two purchasers accounted for, respectively, 26% and 14%, and 35% and 14% of the Company's total production revenues, respectively.

         In real estate finance, no revenues from a single borrower exceeded 10% of total revenues.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 19 - SUPPLEMENTAL OIL AND GAS INFORMATION(UNAUDITED)

         Results of operations for oil and gas producing activities:

                                                                                  Years Ended September 30,
                                                                         ------------------------------------------
                                                                             2000          1999            1998
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
   Revenues............................................................  $    25,231    $    12,233     $     4,682
   Production costs....................................................       (7,229)        (4,806)         (2,022)
   Exploration expenses................................................       (1,110)          (560)           (503)
   Depreciation, depletion, and amortization...........................       (6,305)        (2,897)           (809)
   Income taxes........................................................       (3,759)          (635)           (263)
                                                                         ------------   -----------     -----------
   Results of operations producing activities..........................  $     6,828    $     3,335     $     1,085
                                                                         ===========    ===========     ===========

         Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                             2000           1999           1998
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
   Proved properties...................................................  $    84,307    $    77,207     $    42,458
   Unproved properties.................................................        1,003            847           1,164
   Pipelines, equipment and other interests............................       19,493         18,931           7,645
                                                                         -----------    -----------     -----------
       Total...........................................................      104,803         96,985          51,267
   Accumulated depreciation, depletion and amortization................      (26,966)       (19,019)        (15,611)
                                                                         -----------    -----------     -----------

       Net capitalized costs...........................................  $    77,837    $    77,966     $    35,656
                                                                         ===========    ===========     ===========

         Costs Incurred in Oil and Gas Producing Activities. The costs incurred by the Company in its oil and gas activities during fiscal years 2000, 1999 and 1998 are as follows:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
   Property acquisition costs:
     Unproved properties...............................................  $       168    $        17     $       378
     Proved properties.................................................        1,017         37,454          19,436
     Exploration costs.................................................        1,095            658             816
     Development costs.................................................        9,422          9,008             416

         Oil and Gas Reserve Information (unaudited). The Company's estimates of net proved oil and gas reserves and the present value thereof have been verified by Wright & Company, Inc. a petroleum engineering firm.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 19 - SUPPLEMENTAL OIL AND GAS INFORMATION(UNAUDITED) - (Continued)

         The standardized measure of discounted future net cash flows is information provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry.

                                                                               Gas             Oil
                                                                          ------------     -----------
                                                                              (mcf)          (bbls)
                                                                          ------------     -----------
   Balance at September 30, 1997.......................................     15,157,535         358,013

   Purchase of reserves in-place.......................................     74,894,968         194,270
   Current additions...................................................        217,508          41,406
   Sales of reserves in-place..........................................        (53,320)         (2,523)
   Revision to previous estimates......................................      1,151,890          29,461
   Production..........................................................     (1,485,008)        (48,113)
                                                                          ------------     -----------

   Balance September 30, 1998..........................................     89,883,573         572,514
   Current additions...................................................     29,705,025               -
   Purchase of reserves in place.......................................     18,786,968       1,187,326
   Transfer to limited partnerships....................................    (18,221,632)              -
   Revisions...........................................................     (7,639,494)         10,196
   Production..........................................................     (4,342,430)        (85,045)
                                                                          ------------     -----------

   Balance September 30, 1999..........................................    108,172,010       1,684,991
   Current additions...................................................     24,046,850          16,031
   Sales of reserves in-place..........................................       (304,428)        (14,200)
   Purchase of reserves in place.......................................      1,047,931               -
   Transfer to limited partnerships....................................    (18,039,097)              -
   Revisions...........................................................      4,659,432         275,806
   Production..........................................................     (6,440,154)       (195,974)
                                                                          -------------    ------------
   Balance September 30, 2000..........................................    113,142,544       1,766,654
                                                                          ============     ===========

   Proved developed reserves at
     September 30, 2000................................................     74,332,754       1,766,654
     September 30, 1999................................................     66,215,748       1,684,991
     September 30, 1998................................................     49,868,113         572,514


                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 19 - SUPPLEMENTAL OIL AND GAS INFORMATION(UNAUDITED) - (Continued)

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

                                                                                 Years Ended September 30,
                                                                         ------------------------------------------
                                                                             2000          1999            1998
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
   Future cash inflows.................................................  $   555,121    $   349,953     $   240,922
     Future production and development costs...........................     (208,451)      (156,853)       (102,557)
     Future income tax expense.........................................     (104,004)       (46,232)        (14,278)
                                                                         -----------    -----------     -----------

   Future net cash flows...............................................      242,666        146,868         124,087
     Less 10% annual discount for estimated
       timing of cash flows............................................     (144,067)       (88,093)        (80,313)
                                                                         -----------    -----------     -----------

   Standardized measure of discounted
     future net cash flows.............................................  $    98,599    $    58,775     $    43,774
                                                                         ===========    ===========     ===========

         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes.

                                                                                  Years Ended September 30,
                                                                         ------------------------------------------
                                                                             2000          1999            1998
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
Balance, beginning of year.............................................  $    58,775    $    43,774     $    10,123
   Increase (decrease) in discounted future net cash flows:
   Sales and transfers of oil and gas net of related costs.............      (18,002)        (7,427)         (2,660)
   Net changes in prices and production costs..........................       47,046          6,173             171
   Revisions of previous quantity estimates............................       (1,204)        (6,197)            597
   Extensions, discoveries, and improved
     recovery less related costs.......................................       22,255         11,006             194
   Purchases of reserves in-place......................................        1,509         26,276          34,935
   Sales of reserves in-place, net of tax effect.......................         (293)             -             (30)
   Accretion of discount...............................................        7,522          4,915           1,012
   Net change in future income taxes...................................      (23,757)       (15,814)         (3,770)
   Other...............................................................        4,748         (3,931)          3,202
                                                                         -----------    -----------     -----------

Balance, end of year...................................................  $    98,599    $    58,775     $    43,774
                                                                         ===========    ===========     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The information required by this item will be set forth in our definitive proxy statement with respect to our 2001 annual meeting of stockholders, to be filed on or before January 29, 2001 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be set forth in our 2001 proxy statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be set forth in our 2001 proxy statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in our 2001 proxy statement, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

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

                     Schedule IV - Mortgage Loans on Real Estate

                                   SCHEDULE IV
                      RESOURCE AMERICA, INC. & SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE
                               September 30, 2000


                                                                                                       Final       Periodic
                                                                                                     Maturity      Payment
                 Description                                        Interest Rate                      Date         Terms
                 -----------                                        -------------                      ----         -----
FIRST MORTGAGES
       Hotel/Commercial Office, GA              Fixed interest rate of 14%                             12/31/15       (a)
       Hotel, NE                                Fixed interest rate of 14.5%                           09/30/02       (a)
       Condominium units, NC                    Fixed interest rate of 8%                              03/31/02       (a)
       Apartment bldg. PA                       Fixed interest rate of 14%                             10/01/02       (a)
       Office bldg., PA (3 loans)               Interest at 85% of prime                               09/30/14       (a)
       Apartment bldg., IL (3 loans)            Fixed interest rate of 7.5%                            09/30/02       (a)
       Apartment bldg., CT                      Fixed interest rate of 13%                             09/30/11       (a)
JUNIOR LIEN LOANS
      Apartment bldg., FL                       Fixed interest rate of 13%                             06/01/10       (a)
      Office bldg., NC                          Fixed interest rate of 11.5%                           12/31/11       (a)
      Apartment bldg. NJ                        Fixed interest rates of 11.25%                         09/01/05       (a)
      Apartment bldg., CT                       Fixed interest rate of 15%                             01/01/14       (a)
      Apartment bldg., PA                       Fixed interest rate of 14.5%                           12/31/02       (a)
      Apartment bldg., NJ                       Fixed interest rate of 9%                              01/01/03       (a)
      Apartment bldg., NJ                       Fixed rates of 8%                                      10/31/08       (a)
      Apartment bldg., IL                       Fixed interest rate of 7.5%                            04/30/03       (a)
      Office bldg. MD                           Fixed at 8.8%                                          10/01/03       (a)
      Office bldg., PA (3 loans)                Fixed rates ranging from 6.85% to 12%                  08/01/08       (a)
      Office bldg., PA                          Fixed interest rate of 10.6%                           02/07/01       (a)
      Office bldg., DC                          Interest rate of prime plus 3%                         06/01/00       (a)
      Office bldg., NJ (3 loans)                Fixed interest rate of 9.75%                           02/07/01       (a)
      Office bldg., PA (3 loans)                Rate ranging from 12% to 85% of the rate for           09/30/03       (a)
                                                  $100,000 CD's
      Apartment bldg. CT                        Fixed interest rate of 7.5%                            07/01/03       (a)
      Apartment bldg., PA (2 loans)             Interest rates of 7% and 15%                           12/17/02       (a)
      Apartment bldg., PA                       Fixed interest rate of 9%                              12/31/02       (a)
      Apartment bldg., PA (31 loans)            Fixed interest rate of 12%                             07/01/16       (a)
      Apartment bldg., PA                       85% of 30 day $100,000 rate CD plus 2.75%              05/03/29       (a)
      Apartment bldg., PA                       Fixed interest rate of 9.28%                           11/01/22       (a)
      Condominium Units, NC                     Fixed interest rate of 10%                             03/23/09       (a)
      Office bldg., Washington, DC (2 loans)    Fixed interest rate of 12% and two thirds of the 30    11/30/98       (a)
                                                  day treasury rate
      Office bldg., PA                          Fixed interest rate of 9%                              09/25/02       (a)
      Industrial bldg., Pasadena, CA            2.75% over the average cost of funds to FSLIC-         05/01/01       (a)
                                                  insured savings and loan institutions
      Office bldg., Washington, DC              Fixed interest rate of 15%                             08/01/08       (a)
      Retail bldg., VA                          Fixed interest rate of 9%                              02/01/21       (a)
      Retail bldg., MN                          Fixed interest rate of 10%                             12/31/14       (a)
      Retail bldg., WVA                         Fixed interest rate of 12%                             12/31/16       (a)
      Retail bldg., CA                          Fixed interest rate of 9%                              12/01/00       (a)
      Office/Retail bldg., PA                   Interest rate of 5% plus 90% of prime                  07/01/02       (a)
      Office bldg., MD                          Fixed interest rate of 10.635%                         04/01/04       (a)

----------
(a)  All net cash flows from the property

                      RESOURCE AMERICA, INC. & SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE
                               September 30, 1999
                                 (in thousands)

                                                                          Face                 Carrying             Subject
                                                      Prior             Amount of             Amount of           Delinquent
                    Description                       Liens             Mortgages             Mortgages            Interest
                    -----------                       -----             ---------             ---------            --------
FIRST MORTGAGES
      Hotel/Commercial Office, GA                   $         -        $     5,800           $  7,901             $       -
      Hotel, NE                                               -              6,005              3,383                     -
      Condominium units, NC                                   -              1,670                486                     -
      Apartment bldg., PA                                     -                400                424                     -
      Office bldg., PA                                        -              6,000              4,055                     -
      Apartment bldg., IL (3 loans)                           -             17,460             19,282                     -
      Apartment bldg., CT                                     -              1,600              1,600                     -
JUNIOR LIEN LOANS
     Apartment bldg., FL                                  2,096              4,100              1,206
     Office bldg., NC                                     1,750              3,500              2,009                     -
     Apartment bldg., NJ                                  5,962             11,615              5,411                     -
     Apartment bldg., CT                                  9,375              2,973              1,628                     -
     Apartment bldg., PA                                  2,570              4,500              5,253                     -
     Apartment bldg., NJ                                    625              1,798                102                   139
     Apartment bldg., NJ                                  2,136              2,600              1,020                     -
     Apartment bldg., IL                                 10,000             24,083              7,922                     -
     Office bldg., MD                                    60,000             31,000             38,282                     -
     Office bldg., PA (3 loans)                          43,925             44,000             19,613                     -
     Office bldg., PA                                       840              5,400                952                     -
     Office bldg., DC                                       685                900                762                     -
     Office bldg., NJ (3 loans)                           2,387              4,800              2,503                     -
     Office bldg., PA (3 loans)                           2,213              3,116              1,825                     -
     Apartment bldg., CT                                 11,942             14,500              7,176                     -
     Apartment bldg., PA (2 loans)                        1,000              1,454              1,045                     -
     Apartment bldg., PA                                  2,997              5,000              1,291                     -
     Apartment bldg., PA (31 loans)                       2,860                  -                757                     -
     Apartment bldg., PA                                  3,435              2,435                987                     -
     Apartment bldg., PA                                  2,478              3,155                796                     -
     Condominium Units, NC                                3,000              2,064              2,356                     -
     Office bldg., Washington, DC (2 loans)               6,548             13,283              7,547                     -
     Office bldg., PA                                     1,750              1,150                790                     -
     Industrial bldg., Pasadena, CA                       2,000              3,000                516                     -
     Office bldg., Washington, DC                        80,684            100,971             20,693                     -
     Retail bldg., VA                                     1,413              3,961                951                     -
     Retail bldg., MN                                     2,088              1,776                720                     -
     Retail bldg., WVA                                      994              1,400                568                     -
     Retail bldg., CA                                     1,969              2,271                976                     -
     Office/Retail bldg., PA                              2,611              3,400              1,385                     -
     Office bldg., MD                                    75,000             92,000             11,769                     -
                                                    -----------        -----------           --------             ---------
     Balance at September 30, 1999                  $   410,693        $   487,839           $184,342             $     139
                                                    ===========        ===========           ========             =========

3.  Exhibits


     2.1 Stock Purchase Agreement, dated as of May 17, 2000, among European American Bank, AEL Leasing Co., Inc.,
              Resource America, Inc. and FLI Holdings, Inc. (1)

     2.1(a)   Amendment to Stock Purchase Agreement, dated May 17, 2000

     3.1      Restated Certificate of Incorporation of Resource America (2)

     3.2      Amended and Restated Bylaws of Resource America (2)

     4.1 Indenture, dated as of July 22, 1997, between Resource America and The Bank of New York, as trustee, with respect to Resource America's 12% Senior Notes due 2004 (3)

    10.1 Resource America's 1989 Key Employee Stock Option Plan, as amended (4)

    10.2      Resource America's 1997 Key Employee Stock Option Plan (5)

    10.3 Resource America's 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan (5)

    10.4      Resource America's 1999 Key Employee Stock Option Plan (6)

    10.5      Employment Agreement between Edward E. Cohen and Resource
              America (7)

    10.6      Employment Agreement between Scott Schaeffer and Resource
              America(1)

    10.6(a)   Separation Agreement and General Release

    10.7      Employment Agreement between Daniel G. Cohen and Resource
              America(1)

    10.7(a)   Separation Agreement and General Release

    10.8      Employment Agreement between Steven J. Kessler and Resource
              America (1)

    10.9      Employment Agreement between Nancy J. McGurk and Resource
              America(1)

    10.10     Employment Agreement between Jonathan Z. Cohen and Resource
              America

    10.11 Loan Agreement, dated as of September 28, 1999, among Atlas America, Inc., Resource Energy, Inc., Viking Resources Corporation, PNC Bank, National Association, as Issuing Bank and Agent, First Union National Bank, as Syndication Agent, and others(8)

    10.11(a)  First Amendment to Loan Agreement, dated as of January 24, 2000

    10.12 Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties XXXII, Inc., Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource Properties 51, Inc., Resource Properties, Inc., Resource America and Jefferson Bank

    10.13 Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank

    10.13(a) Modification of Revolving Credit Loan and Security Agreement dated March 30, 2000

    10.14 Revolving Credit Loan Agreement dated July 27, 1999 be and between Resource America, Inc. and Sovereign Bank

    12        Computation of ratios

    21        List of subsidiaries

    23        Consent of Wright & Company, Inc.

    27        Financial data schedule

    (b)        Reports on Form 8-K

We filed a Form 8-K dated August 10, 2000 reporting, in Item 2, the completion of the sale of Fidelity Leasing.

---------------
(1) Filed previously as an exhibit to our Current Report on Form 8-K filed on May 18, 2000 and by this reference incorporated herein.

(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(3) Filed previously as an exhibit to our Registration Statement on Form S-4 (Registration No. 333-40231) and by this reference incorporated herein.

(4) Filed previously as an exhibit to our Registration Statement S-1 (Registration No. 333-03099) and by this reference incorporated herein.

(5) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and by this reference incorporated herein.

(6) Filed previously as an exhibit to our Definitive Proxy Statement for the 1999 annual meeting of stockholders and by this reference incorporated herein.

(7) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.

(8) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 1999 and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RESOURCE AMERICA, INC. (Registrant)

December 28, 2000                   By:  /s/ Edward E. Cohen
                                         --------------------------------------
                                    Chairman of the Board, President
                                      and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 28, 2000.


/s/ Edward E. Cohen                 Chairman of the Board, President and Chief
---------------------------         Executive Officer
EDWARD E. COHEN

/s/ Carlos C. Campbell              Director
---------------------------
CARLOS C. CAMPBELL

/s/ Daniel G. Cohen                 Director
---------------------------
DANIEL G. COHEN

/s/ Andrew M. Lubin                 Director
---------------------------
ANDREW M. LUBIN

/s/ P. Sherrill Neff                Director
---------------------------
P. SHERRILL NEFF

/s/ Scott F. Schaeffer              Director
---------------------------
SCOTT F. SCHAEFFER

/s/ Alan D. Schreiber               Director
---------------------------
ALAN D. SCHREIBER

/s/ John S. White                   Director
---------------------------
JOHN S. WHITE

/s/ Steven J. Kessler               Senior Vice President and Chief Financial
---------------------------         Officer
STEVEN J. KESSLER

/s/ Nancy J. McGurk                 Vice President-Finance and Chief Accounting
---------------------------         Officer
NANCY J. McGURK

                                 EXHIBIT INDEX

     2.1 Stock Purchase Agreement, dated as of May 17, 2000, among European American Bank, AEL Leasing Co., Inc.,
              Resource America, Inc. and FLI Holdings, Inc. (1)

     2.1(a)   Amendment to Stock Purchase Agreement, dated May 17, 2000

     3.1      Restated Certificate of Incorporation of Resource America (2)

     3.2      Amended and Restated Bylaws of Resource America (2)

     4.1 Indenture, dated as of July 22, 1997, between Resource America and The Bank of New York, as trustee, with respect to Resource America's 12% Senior Notes due 2004 (3)

    10.1 Resource America's 1989 Key Employee Stock Option Plan, as amended (4)

    10.2      Resource America's 1997 Key Employee Stock Option Plan (5)

    10.3 Resource America's 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan (5)

    10.4      Resource America's 1999 Key Employee Stock Option Plan (6)

    10.5      Employment Agreement between Edward E. Cohen and Resource
              America (7)

    10.6      Employment Agreement between Scott Schaeffer and Resource
              America(1)

    10.6(a)   Separation Agreement and General Release

    10.7      Employment Agreement between Daniel G. Cohen and Resource
              America(1)

    10.7(a)   Separation Agreement and General Release

    10.8      Employment Agreement between Steven J. Kessler and Resource
              America (1)

    10.9      Employment Agreement between Nancy J. McGurk and Resource
              America(1)

    10.10     Employment Agreement between Jonathan Z. Cohen and Resource
              America

    10.11 Loan Agreement, dated as of September 28, 1999, among Atlas America, Inc., Resource Energy, Inc., Viking Resources Corporation, PNC Bank, National Association, as Issuing Bank and Agent, First Union National Bank, as Syndication Agent, and others(8)

    10.11(a)  First Amendment to Loan Agreement, dated as of January 24, 2000

    10.12 Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties XXXII, Inc., Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource Properties 51, Inc., Resource Properties, Inc., Resource America and Jefferson Bank

    10.13 Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank

    10.13(a) Modification of Revolving Credit Loan and Security Agreement dated March 30, 2000

    10.14 Revolving Credit Loan Agreement dated July 27, 1999 be and between Resource America, Inc. and Sovereign Bank

    12        Computation of ratios

    21        List of subsidiaries

    23        Consent of Wright & Company, Inc.

    27        Financial data schedule