Form 10-Q
period 2000-12-31
RESOURCE AMERICA INC
filed 2001-02-14
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


                         Commission file number: 0-4408


                             RESOURCE AMERICA, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       72-0654145
          --------                                   ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

1521 Locust Street
Suite 400
Philadelphia, PA                                              19102
----------------------------------------                   ----------
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

                      17,454,902 Shares       February 9, 2001

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2000 (Unaudited)
           and September 30, 2000............................................. 3

         Consolidated Statements of Income (Unaudited) Three Months Ended
           December 31, 2000 and 1999......................................... 4

         Consolidated Statements of Comprehensive Income (Unaudited) Three
           Months Ended December 31, 2000 and 1999............................ 5

         Consolidated Statement of Changes in Stockholders' Equity
           (Unaudited) Three Months Ended December 31, 2000................... 6

         Consolidated Statements of Cash Flows (Unaudited) Three Months
           Ended December 31, 2000 and 1999................................... 7

         Notes to Consolidated Financial Statements (Unaudited)
           December 31, 2000............................................... 8-14

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................... 15-20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 21


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 22

SIGNATURES................................................................... 23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          December 31,      September 30,
                                                                                              2000                 2000
                                                                                        ----------------    ---------------
                                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents............................................................  $    61,929         $   117,107
   Accounts and notes receivable........................................................        8,502               9,481
   Prepaid expenses.....................................................................          851               2,531
                                                                                          -----------         -----------
       Total current assets.............................................................       71,282             129,119
Investments in real estate loans (less allowance for possible losses of $2,079 and $2,013)    185,066             183,927
Investments in real estate ventures.....................................................       17,579              17,723
Investment in RAIT Investment Trust.....................................................       10,299              10,533
Property and equipment:
   Oil and gas properties and equipment (successful efforts)............................       88,642              86,028
   Gas gathering and transmission facilities............................................       19,003              18,775
   Other................................................................................        7,084               7,037
                                                                                          -----------         -----------
                                                                                              114,729             111,840
Less - accumulated depreciation, depletion and amortization.............................      (28,894)            (26,977)
                                                                                          -----------         -----------
   Net property and equipment...........................................................       85,835              84,863
Net assets of discontinued operations...................................................            -                 779
Other assets (less accumulated amortization of $9,317 and $8,641).......................       74,892              76,195
                                                                                          -----------         -----------
       Total assets.....................................................................  $   444,953         $   503,139
                                                                                          ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt....................................................  $     7,050         $     7,250
   Accounts payable.....................................................................        3,935               5,625
   Accrued interest.....................................................................        4,524               1,966
   Accrued liabilities..................................................................       27,163              26,768
   Estimated income taxes...............................................................        1,388               7,470
                                                                                          -----------         -----------
       Total current liabilities........................................................       44,060              49,079
Long-term debt:
   Senior...............................................................................       75,391              80,391
   Non-recourse.........................................................................       42,167              42,040
   Other................................................................................       10,305               5,251
                                                                                          -----------         -----------
                                                                                              127,863             127,682

Deferred revenue and other liabilities..................................................        9,389               7,676
Deferred income taxes...................................................................       19,994              19,567
Minority interest.......................................................................       18,144              17,920
Commitments and contingencies...........................................................            -                   -

Stockholders' equity:
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ......................            -                   -
   Common stock, $.01 par value: 49,000,000 authorized shares...........................          248                 246
   Additional paid-in capital...........................................................      221,603             221,361
   Less treasury stock, at cost.........................................................      (73,764)            (15,778)
   Less loan receivable from Employee Stock Ownership Plan ("ESOP").....................       (1,385)             (1,393)
   Accumulated other comprehensive loss.................................................       (1,653)               (974)
   Retained earnings....................................................................       80,454              77,753
                                                                                          -----------         -----------
       Total stockholders' equity.......................................................      225,503             281,215
                                                                                          -----------         -----------
       Total liabilities and stockholders' equity.......................................  $   444,953         $   503,139
                                                                                          ===========         ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                                   Three Months Ended
                                                                                                      December 31,
                                                                                             ------------------------------
                                                                                                2000                 1999
                                                                                             -----------        -----------
REVENUES
Energy....................................................................................   $    21,465        $    15,760
Real estate finance.......................................................................         3,837              6,651
Interest and other........................................................................         1,902              2,558
                                                                                             -----------        -----------
                                                                                                  27,204             24,969

COSTS AND EXPENSES
Energy....................................................................................        12,004             11,292
Real estate finance.......................................................................           390                734
General and administrative................................................................         1,202              1,850
Depreciation, depletion and amortization..................................................         2,634              2,554
Interest..................................................................................         4,027              4,755
Provision for possible losses.............................................................           506                150
Minority interest in Atlas Pipeline Partners, L.P.........................................         1,019                  -
Equity in loss of unconsolidated affiliate................................................           520                  -
                                                                                             -----------        -----------
                                                                                                  22,302             21,335
                                                                                             -----------        -----------

Income from continuing operations before income taxes and extraordinary item.................      4,902              3,634
Provision for income taxes................................................................         1,750              1,159
                                                                                             -----------        -----------
Income from continuing operations before extraordinary item...............................         3,152              2,475
Discontinued operations:
   Income from operations of subsidiary...................................................             -                610
   Loss on disposal of subsidiary.........................................................             -                (48)
                                                                                             -----------        -----------
                                                                                                   3,152              3,037

Extraordinary item, net of taxes of $78 and $63...........................................           158                122
                                                                                             -----------        -----------
Net income................................................................................   $     3,310        $     3,159
                                                                                             ===========        ===========

Net income per common share - basic:
   From continuing operations.............................................................   $       .16        $       .11
   Discontinued operations................................................................             -                .02
   Extraordinary item.....................................................................           .01                .01
                                                                                             -----------        -----------
Net income per common share - basic.......................................................   $       .17        $       .14
                                                                                             ===========        ===========
Weighted average common shares outstanding................................................        19,439             23,318
                                                                                             ===========        ===========

Net income per common share - diluted:
   From continuing operations.............................................................   $       .16        $       .10
   Discontinued operations................................................................             -                .02
   Extraordinary item.....................................................................           .01                .01
                                                                                             -----------        -----------
Net income per common share - diluted.....................................................   $       .17        $       .13
                                                                                             ===========        ===========
Weighted average common shares............................................................        19,821             23,742
                                                                                             ===========        ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (in thousands)

                                                                                                   Three Months Ended
                                                                                                      December 31,
                                                                                             ------------------------------
                                                                                                2000                 1999
                                                                                             -----------        -----------
Net income................................................................................   $     3,310        $     3,159

Other comprehensive loss:
   Unrealized loss on investment, net of taxes of $80 and $89.............................          (154)              (172)
   Unrealized loss on natural gas futures contracts, net of taxes of $44..................           (79)                 -
                                                                                             -----------        -----------
                                                                                                    (233)              (172)
                                                                                             -----------        -----------

Comprehensive income......................................................................   $     3,077        $     2,987
                                                                                             ===========        ===========





           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 2000
                                   (Unaudited)
                        (in thousands, except share data)

                                                    Common stock          Additional         Treasury Stock              ESOP
                                             ---------------------------   Paid-In    -----------------------------  Stockholders'
                                                 Shares       Amount       Capital       Shares         Amount        Receivable
                                             --------------------------------------------------------------------------------------
Balance, October 1, 2000..................       24,621,962   $     246    $ 221,361    (1,029,982)   $  (15,778)     $  (1,393)
Cumulative effect adjustment for adoption
of SFAS 133 (Note 6)......................
Treasury shares issued....................                                      (110)        8,760           184
Issuance of common stock..................          131,520           2          352
Purchase of treasury shares...............                                              (6,418,547)      (58,170)
Other comprehensive loss..................
Cash dividends ($.033 per share)..........
Repayment of ESOP Loan....................                                                                                    8
Net income................................
                                                 -------------------------------------------------------------------------------
Balance, December 31, 2000................       24,753,482   $     248    $ 221,603    (7,439,769)   $  (73,764)     $  (1,385)
                                                 ==========   =========    =========    ===========   ===========     ==========


                                [RESTUBBED TABLE]



                                               Accumulated
                                                  Other                         Totals
                                              Comprehensive     Retained     Stockholders'
                                              Income (Loss)     Earnings        Equity
                                             ---------------------------------------------
Balance, October 1, 2000..................    $       (974)   $   77,753     $   281,215
Cumulative effect adjustment for adoption
of SFAS 133 (Note 6)......................            (446)                         (446)
Treasury shares issued....................                                            74
Issuance of common stock..................                                           354
Purchase of treasury shares...............                                       (58,170)
Other comprehensive loss..................            (233)                         (233)
Cash dividends ($.033 per share)..........                          (609)           (609)
Repayment of ESOP Loan....................                                             8
Net income................................                         3,310           3,310
                                              ------------------------------------------
Balance, December 31, 2000................    $     (1,653)   $   80,454     $   225,503
                                              =============   ==========     ===========





           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                   Three Months Ended
                                                                                                      December 31,
                                                                                             ------------------------------
                                                                                                2000                 1999
                                                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................   $     3,310        $     3,159
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization...............................................         2,634              2,554
   Amortization of discount on senior notes and deferred finance costs....................           222                281
   Provision for possible losses..........................................................           506                150
   Minority interest in Atlas Pipeline Partners, L.P......................................         1,019                  -
   Equity in loss of unconsolidated subsidiary............................................           520                  -
   Non-cash compensation..................................................................            95                 78
   Income from operations of discontinued subsidiary......................................             -               (562)
   Deferred income taxes..................................................................           427               (599)
   Accretion of discount..................................................................        (1,669)            (1,734)
   Collection of interest.................................................................           628              3,286
   Extraordinary gain on debt extinguishment..............................................          (158)              (122)
   Loss (gain) on asset dispositions......................................................             1               (976)
   Property impairments and abandonments..................................................             6                381
Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable and other assets............................         1,392             (6,349)
   Increase in accounts payable and other liabilities.....................................         1,588             11,386
                                                                                             -----------        -----------
Net cash provided by operating activities of continuing operations........................        10,521             10,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in net assets of discontinued subsidiary.......................................             -            (13,930)
Capital expenditures......................................................................        (1,919)            (2,057)
Principal payments on notes receivable....................................................         1,811             68,841
Proceeds from sale of assets..............................................................             6                 44
Increase in other assets..................................................................           (45)            (1,899)
Investments in real estate loans and ventures.............................................          (608)            (1,389)
(Decrease) increase in other liabilities..................................................           (14)               107
                                                                                             -----------        -----------
Net cash (used in) provided by investing activities of continuing operations..............          (769)            49,717
                                                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings................................................................................        13,977             31,925
Principal payments on borrowings..........................................................       (20,471)           (97,724)
Dividends paid............................................................................          (609)              (778)
Repayment of ESOP loan....................................................................             8                  8
Treasury shares purchased.................................................................       (58,170)                 -
Changes in other assets...................................................................             3                  -
Proceeds from issuance of stock...........................................................           332                  -
                                                                                             -----------        -----------
Net cash used in financing activities of continuing operations............................       (64,930)           (66,569)
                                                                                             -----------        -----------
Net cash provided by discontinued operations..............................................             -              1,002
                                                                                             -----------        -----------
Decrease in cash and cash equivalents.....................................................       (55,178)            (4,917)
Cash and cash equivalents at beginning of period..........................................       117,107             32,504
                                                                                             -----------        -----------
Cash and cash equivalents at end of period................................................   $    61,929        $    27,587
                                                                                             ===========        ===========






           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim period included herein have been made.

         Certain reclassifications have been made to the consolidated financial statements for the first quarter ended December 31, 1999 to conform with the first quarter ended December 31, 2000. In addition, certain reclassifications have been made to the consolidated financial statements for the first quarter ended December 31, 1999 to reflect discontinued operations.

         The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other Assets

         Included in other assets are intangible assets that consist primarily of contracts acquired through acquisitions recorded at fair value on their acquisition dates, the excess of the acquisition cost over the fair value of the net assets of a business acquired (goodwill), investments, lease receivables and deferred financing costs. The contracts acquired are being amortized on a declining balance method, except for a syndication network which is being amortized on a straight-line basis, over their respective estimated lives, ranging from five to 30 years; goodwill is being amortized on a straight-line basis over periods ranging from 15 to 30 years; deferred financing costs are being amortized over the terms of the related loans (two to seven years); and others costs are being amortized over varying periods of up to five years.

         Other assets consist of the following (in thousands):

                                                                                          December 31,         September 30,
                                                                                              2000                  2000
                                                                                          ------------         -------------
                                                                                           (Unaudited)
Contracts acquired (including syndication network)....................................    $    17,022           $    17,378
Goodwill..............................................................................         28,161                28,484
Deferred financing costs..............................................................          2,282                 2,533
Investments...........................................................................          7,605                 8,581
Note and escrow received upon disposal of subsidiary
   (net of allowance for possible losses of $8,827 and $8,944)........................         14,692                16,080
Other (net of allowance for possible losses of $677)..................................          5,130                 3,139
                                                                                          -----------           -----------
                                                                                          $    74,892           $    76,195
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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2000
                                   (Unaudited)

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

         The following table provides information about other financial instruments as of December 31, 2000:

                                                                                           Carrying         Estimated
                                                                                            Amount         Fair Value
                                                                                            ------         ----------
                                                                                                 (in thousands)
Energy debt..........................................................................   $    23,292       $    23,292
Real estate finance debt.............................................................        25,675            25,675
Senior debt..........................................................................        75,391            71,621
Other debt...........................................................................        10,555            10,555
                                                                                        -----------       -----------
                                                                                        $   134,913       $   131,143
                                                                                        ===========       ===========

Earnings Per Share

         The following table presents a reconciliation of the components used in the computation of net income per common share-basic and net income per common share-diluted for the three months ended December 31, 2000 and 1999:

         The computations of basic and diluted earnings per share for each period were as follows:

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                            2000              1999
                                                                                        -----------       -----------
                                                                                                 (in thousands)
Income from continuing operations before extraordinary item...........................  $     3,152       $     2,475
Income from discontinued operations...................................................            -               562
Extraordinary gain on early extinguishment of debt....................................          158               122
                                                                                        -----------       -----------

Net income............................................................................  $     3,310       $     3,159
                                                                                        ===========       ===========

Basic average shares of common stock outstanding......................................       19,439            23,318
Dilutive effect of stock option and award plans.......................................          382               424
                                                                                        -----------       -----------

Dilutive average shares of common stockholders........................................       19,821            23,742
                                                                                        ===========       ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2000
                                   (Unaudited)

NOTE 3 - CASH FLOW STATEMENTS

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                         Three Months Ended
                                                            December 31,
                                                    ----------------------------
                                                       2000              1999
                                                    -----------      -----------
                                                            (in thousands)
Cash paid during the period for:
   Interest....................................... $     1,247       $     2,638
   Income taxes...................................       7,000               482

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

         The Company primarily focuses its real estate activities on managing its existing real estate loan portfolio. These real estate loans generally were acquired at discounts from both their face value and the appraised value of the properties underlying the loans. The Company records as income the accretion of a portion of the difference between its cost basis in a real estate loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each real estate loan is allocated between principal and interest. This accretion of discount amounted to $1.7 million during the three months ended December 31, 2000 and 1999. As the Company sells senior lien interests or receives funds from refinancings in such loans, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At December 31, 2000, the Company held real estate loans having an aggregate face value of $692.4 million, which were being carried at an aggregate cost of $185.1 million, including cumulative accretion. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated.

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                            2000              1999
                                                                                        -----------       -----------
                                                                                                 (in thousands)
Balance, beginning of period..........................................................  $   183,927       $   250,231
Additions to existing loans...........................................................          608             1,389
Provision for possible losses.........................................................         (150)             (150)
Accretion of discount (net of collection of interest).................................        1,669             1,734
Collections of principal..............................................................         (988)          (59,440)
Cost of loans sold....................................................................            -           (11,209)
                                                                                        -----------       -----------
Balance, end of period................................................................  $   185,066       $   182,555
                                                                                        ===========       ===========


                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2000
                                   (Unaudited)

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS - (Continued)

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the three months ended December 31, 2000 and 1999:

                                                          Three Months Ended
                                                             December 31,
                                                   -----------------------------
                                                       2000              1999
                                                   -----------       -----------
                                                            (in thousands)

Balance, beginning of period.....................   $    2,013       $     1,405
Provision for possible losses....................          150               150
Write-down.......................................          (84)                -
                                                    ----------       -----------
Balance, end of period...........................   $    2,079       $     1,555
                                                    ==========       ===========


NOTE 5 - DEBT

         Total debt consists of the following:
                                                   December 31,    September 30,
                                                       2000             2000
                                                   ------------    -------------
                                                          (in thousands)
Senior debt.....................................   $   75,391       $    80,391
Non recourse debt:
   Energy:
     Revolving and term bank loans..............       23,292            23,165
   Real estate finance:
     Revolving credit facilities................       18,000            18,000
     Other......................................          875               875
                                                   ----------       -----------
         Total non recourse debt................       42,167            42,040
Other debt......................................       17,355            12,501
                                                   ----------       -----------
                                                      134,913           134,932
Less current maturities.........................        7,050             7,250
                                                   ----------       -----------

                                                   $  127,863       $   127,682
                                                   ==========       ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2000
                                   (Unaudited)


NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company, through its energy subsidiaries, enters into natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by delivery of natural gas.

         Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivative financial instruments be recognized in the financial statements as either assets or liabilities measured at fair value. Changes in the fair value of derivative financial instruments are recognized in income or other comprehensive income, depending on their classification.

         On the date a contract is entered into, the Company designates the derivative as a cash flow hedge or a fair value hedge. As these contracts qualify and have been classified as effective cash flow hedges under SFAS 133, the change in fair value on the contracts is recorded in other comprehensive income and subsequently recognized in income in the month the gas being hedged is sold.

         As of October 1, 2000, an unrecognized loss of $446,000 (net of taxes of $248,000) related to contracts for future gas sales was recorded in stockholders' equity as a cumulative effect adjustment for adoption of SFAS 133. At December 31, 2000, the Company had 48 open natural gas futures contracts related to natural gas sales covering 129,600 dekatherms ("Dth") (net to the Company) maturing through August 2001. The unrealized loss on these contracts was approximately $430,000 and has been recorded as a liability in the December 31, 2000 balance sheet. As of December 31, 2000, an unrecognized loss of $525,000 (net of taxes of $292,000) related to contracts for future gas sales is recorded in stockholders' equity as a component of other comprehensive income.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2000
                                   (Unaudited)


NOTE 7 - DISCONTINUED OPERATIONS

         In August 2000 the Company sold its small ticket equipment leasing business, Fidelity Leasing, Inc. ("FLI"). Accordingly, FLI is reported as a discontinued operation for the quarter ended December 31, 1999.

         Summarized operating results of the discontinued FLI operation are as follows:

                                                                      Three Months Ended
                                                                         December 31,
                                                               -----------------------------
                                                                   2000              1999
                                                               -----------       -----------
                                                                       (in thousands)
Net revenues.................................................  $         -       $    14,044
                                                               ===========       ===========

Income from operations before income tax provision...........  $         -       $     1,043
Provision for income taxes...................................            -              (433)
                                                               -----------       -----------
Income from discontinued operations..........................  $         -       $       610
                                                               ===========       ===========


         In November 2000, the Company disposed of Fidelity Mortgage Funding, Inc. ("FMF"), its residential mortgage lending business. Accordingly, FMF is reported as a discontinued operation for the quarter ended December 31, 1999.

         Summarized operating results of the discontinued FMF operation are as follows:

                                                                      Three Months Ended
                                                                         December 31,
                                                               -----------------------------
                                                                   2000              1999
                                                               -----------       -----------
                                                                       (in thousands)
Net revenues.................................................  $         -       $       199
                                                               ===========       ===========

Loss on disposal before income tax benefit...................            -               (70)
Income tax benefit...........................................            -                22
                                                               -----------       -----------

Loss on disposal of discontinued operations..................  $         -       $       (48)
                                                               ===========       ===========


                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2000
                                   (Unaudited)


NOTE 8 - OPERATING SEGMENT INFORMATION

         The Company operates in two principal industry segments - energy and real estate finance. Segment data for the three months ended December 31, 2000 and 1999 are as follows:

                                                   Three Months Ended
                                                      December 31,
                                            -----------------------------
                                                2000             1999
                                            -----------       -----------
                                                     (in thousands)
Revenues:
  Energy..................................  $    21,465       $    15,760
  Real estate finance.....................        3,837             6,651
  Corporate...............................        1,902             2,558
                                            -----------       -----------

                                            $    27,204       $    24,969
                                            ===========       ===========

Operating profit (loss):
  Energy..................................  $     4,732       $     1,517
  Real estate finance.....................        1,627             5,164
  Corporate...............................       (1,457)           (3,047)
                                            -----------       -----------

                                            $     4,902       $     3,634
                                            ===========       ===========

Identifiable assets:
  Energy..................................  $   146,557       $   147,775
  Real estate finance.....................      203,320           202,335
  Corporate...............................       95,076           153,029
                                            -----------       -----------

                                            $   444,953       $   503,139
                                            ===========       ===========

         Operating profit (loss) represents total revenues less costs attributable thereto, including interest expense, provision for possible losses, and, with respect to energy and real estate finance, general and administrative expenses, and less depreciation, depletion and amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

         WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1, UNDER THE CAPTION "RISK FACTORS", IN OUR ANNUAL REPORT ON FORM 10-K FOR FISCAL 2000. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Overview of First Quarter of Fiscal 2001

         Our operating results and financial condition for the first quarter of fiscal 2001 reflect the further expansion of our energy operations, continuing a trend which began with the acquisition of Atlas Group (now Atlas America) at the end of fiscal 1998 and continued with the acquisition of Viking Resources at the end of fiscal 1999. The expansion of our energy operations is shown in the following tables:

                   Revenues as a Percent of Total Revenues(1)

                                                      Three Months Ended
                                                         December 31,
                                             -----------------------------------
                                                   2000                 1999
                                             ----------------    ---------------
Energy ....................................         79%                  63%
Real estate finance........................         14%                  27%


                     Assets as a Percent of Total Assets(2)

                                               December 31,      September 30,
                                                   2000               2000
                                             ----------------    ---------------
Energy(3)..................................         33%                 30%
Real estate finance........................         46%                 40%

------------------
(1) The balance (7% and 10% for the three months ended December 31, 2000 and 1999, respectively) is attributable to revenues derived from corporate assets not allocated to a specific industry segment, including cash and the common shares held in RAIT Investment Trust.
(2) The balance (21% and 30% at December 31, 2000 and September 30, 2000, respectively) is attributable to corporate assets not attributable to a specific industry segment, as referred to in (1) above.
(3) Energy assets expressed as a percent of total assets, excluding cash, were 38% and 39% at December 31, 2000 and September 30, 2000, respectively.

Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit in the Company's energy operations during the periods indicated:

                                                          Three Months Ended
                                                             December 31,
                                                   -----------------------------
                                                       2000              1999
                                                   -----------       -----------
                                                            (in thousands)

Revenues:
   Production....................................  $     8,888      $      5,461
   Well drilling.................................        9,313             7,154
   Well services.................................        2,176             2,085
   Transportation................................        1,088             1,060
                                                   -----------      ------------
                                                   $    21,465      $     15,760
                                                   ===========      ============

Costs and expenses:
   Exploration and production....................  $     1,997      $      2,219
   Well drilling.................................        7,241             5,971
   Well services.................................          897             1,330
   Transportation................................          436               231
   Non-direct....................................        1,433             1,541
                                                   -----------      ------------
                                                   $    12,004      $     11,292
                                                   ===========      ============


                                                          Three Months Ended
                                                              December 31,
                                                     ---------------------------
                                                         2000             1999
                                                     -----------       ---------

Revenues (in thousands):
   Gas(1)........................................     $   7,471        $   4,415
   Oil...........................................     $   1,414        $   1,025
Production volumes:
   Gas (thousands of cubic feet (mcf)/day)(1)....        17,211           16,646
   Oil (barrels (bbls)/day)......................           502              541
Average sales price:
   Gas (per mcf).................................     $    4.72        $    2.88
   Oil (per bbl).................................     $   30.61        $   20.58
Production costs:
   (per mcf equivalent unit).....................     $     .87        $     .93

-------------
(1) Excludes sales of residual gas and sales to landowners.

         Our natural gas revenues were $7.5 million in the quarter ended December 31, 2000, an increase of $3.1 million (69%) from $4.4 million in the first quarter of fiscal 1999 due to a 64% increase in the average sales price of natural gas and a 3% increase in production volumes. Our oil revenues were $1.4 million in the first quarter of fiscal 2001, an increase of $389,000 (38%) from $1.0 million in the first quarter of fiscal 2000, due to a 49% increase in the average sales price of oil partially offset by a 7% decrease in production volumes. Gas volumes were favorably impacted by the additional volumes associated with wells drilled for partnerships sponsored by Atlas America.

         Our well drilling revenues and expenses in the first quarter ended December 31, 2000 represent the billings and costs associated with the substantial completion of 50 net wells for partnerships sponsored by Atlas America as compared to 36 net wells, an increase of 14 wells as compared to the first quarter of fiscal 2000. The gross profit from drilling operations was $2.1 million (22%) in the first quarter of fiscal 2001 as compared to $1.2 million (17%) in the first quarter of fiscal 2000. The increase in gross profit arose from the increase in the number of net wells drilled and the reversal in the period of certain costs that were over-accrued in a prior period in connection with a completed drilling program.

         Our production costs, excluding exploration costs of $384,000, decreased $93,000 (5%) to $1.6 million in the first quarter ended December 31, 2000, as compared to $1.7 million in the first quarter ended December 31, 1999. This decrease is the result of a reduction in repairs and maintenance on existing wells owned by us.

         Our well services revenues and related costs increased as a result of an increase in the number of wells we operate. The increase in the number of wells resulted from the new partnership wells drilled during fiscal 2000, as discussed above.

         Our transportation expenses were $436,000 in the first quarter ended December 31, 2000, an increase of $205,000 (89%) from $231,000 in the first quarter of fiscal 2000. This increase is the result of higher repair and compressor expenses incurred by our majority-owned subsidiary, Atlas Pipeline Partners, L.P.

         Our non-direct expenses were $1.4 million in the quarter ended December 31, 2000, a decrease of $108,000 (7%) from $1.5 million in the quarter ended December 31, 1999. The decrease was due to the reallocation of certain costs to energy functions (production, drilling, well services and well operations) rather than to general and administrative costs in the quarter ended December 31, 2000.

         Amortization of oil and gas property costs as a percentage of oil and gas revenues was 17% in the quarter ended December 31, 2000 compared to 27% in the quarter ended December 31, 1999. The percentage reduction was directly attributable to changes in the Company's oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas.

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                            2000              1999
                                                                                        -----------       -----------
                                                                                               (in thousands)
Revenues:
   Interest...........................................................................  $     2,175       $     3,797
   Accreted discount..................................................................        1,669             1,734
   Gains on sales of loans and loan payments
     in excess of carrying value of loans.............................................            -             1,057
   Net rental and fee income..........................................................           (7)               63
                                                                                        -----------       -----------
                                                                                        $     3,837       $     6,651
                                                                                        ===========       ===========

Costs and expenses....................................................................  $       390       $       734
                                                                                        ===========       ===========

         Revenues from our real estate finance operations decreased $2.8 million (42%), from $6.6 million in the quarter ended December 31, 1999 to $3.8 million in the quarter ended December 31, 2000. We attribute the decrease primarily to the following:

         o  A decrease of $1.7 million (31%) in interest income resulting from:

            - The repayment by a borrower in October 1999 of approximately $58.8 million of one loan which decreased interest income by $1.3 million in the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999.

            - The sale of two loans, one in December 1999 and one in June 2000, which decreased interest income by $575,000 in the current fiscal period.

            - The completion of accretion on eight loans which decreased interest income by $318,000 in the current fiscal period.

            These decreases were partially offset by an increase in accretion on one loan of $444,000 in the current fiscal period.

         o A decrease of $70,000 (111%) in net rental and fee income to a loss of $7,000 for the current fiscal period from income of $63,000 in the first quarter of fiscal 1999. The decrease primarily resulted from an increase in the current fiscal period of $92,000 in non-cash charges associated with one real estate venture.

         o A decrease of $1.1 million (100%) in gains on sales of loans and loan payments in excess of carrying value of loans. In the quarter ended December 31, 1999, we sold a loan to RAIT Investment Trust and two additional loans received final payments in excess of their carrying value. No such sales or repayments occurred in the current fiscal period.

         Gains on sale of loans and senior lien interests in loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in the Company's gain on sale and fee income from period to period.

         Costs and expenses of our real estate finance operations were $390,000 in the first quarter ended December 31, 2000, a decrease of $344,000 (47%) from $734,000 in the first quarter ended December 31, 1999. The decrease was primarily a result of a reduction in staff resulting from our determination in fiscal 2000 to concentrate our real estate finance activities on managing our existing loan portfolio.

Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $1.9 million for the quarter ended December 31, 2000, a decrease of $656,000 (26%) from $2.6 million for the quarter ended December 31, 1999. The decrease in the first quarter of fiscal 2001 primarily resulted from $1.7 million in interest recorded in the quarter ended December 31, 1999 on advances we made to our equipment leasing subsidiary. No such interest income was recorded in the quarter ended December 31, 2000 since the subsidiary was sold on August 1, 2000 and the advances were repaid. The decrease in such interest income was partially offset by interest of $1.1 million we earned from the termporary investment of cash received from the sale of the subsidiary.

         Our general and administrative expenses decreased $648,000 (35%) to $1.2 million in the quarter ended December 31, 2000, as compared to $1.9 million in the quarter ended December 31, 1999. This decrease primarily resulted from a reduction in pension expense, reduced salary and benefits associated with the termination of our former president and reallocation of certain payroll costs to energy and real estate operations from general and administrative expense.

         Our interest expense was $4.0 million in the first quarter ended December 31, 2000, a decrease of $728,000 (15%) from $4.8 million in the quarter ended December 31, 1999. This decrease primarily resulted from our purchase of $24.5 million of our 12% senior subordinated notes which reduced interest expense by $573,000. In addition, we repaid a real estate loan facility in October 1999 which reduced interest expense by $182,000.

         The minority interest in Atlas Pipeline represents 47% of the net earnings of Atlas Pipeline. The minority interest arose as a result of the sale in February 2000 of our natural gas gathering operations to Atlas Pipeline and Atlas Pipeline's subsequent initial public offering. We retained a 53% interest in Atlas Pipeline after the offering. Because we own more than 50% of Atlas Pipeline, it is included in our consolidated financial statements and the ownership by the public is shown as a minority interest.

         Our equity in the loss of an unconsolidated affiliate represents our 50% interest in the net loss of Optiron Corporation, an energy technology company we formed in fiscal 2000.

         Our provision for possible losses increased $356,000 (237%) to $506,000 in the quarter ended December 31, 2000 as compared to $150,000 in the quarter ended December 31, 1999. This increase resulted from an allowance for possible losses against receivables associated with the Chapter 11 bankruptcy filing in January 2001 of an energy customer.

         Our effective tax rate increased to 36% in the quarter ended December 31, 2000 as compared to 32% in the quarter ended December 31, 1999 as a result of the expiration of the tax credit period of four of our real estate investments in the quarter ended December 31, 2000.

Liquidity and Capital Resources

         Following the sale of our equipment leasing operations, our major sources of liquidity have been the proceeds of that sale, funds generated by operations, funds raised from investor partnerships relating to our energy operations and borrowings under our existing energy and real estate finance credit facilities. We have employed these funds principally in the expansion of our energy operations and repurchase of our senior notes and common stock. The following table sets forth our sources and uses of cash for the three months ended December 31, 2000 and 1999 as follows:

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                            2000              1999
                                                                                        -----------       -----------
                                                                                               (in thousands)
Provided by operations................................................................  $    10,521            10,933
(Used in) provided by investing activities............................................         (769)           49,717
Used in financing activities..........................................................      (64,930)          (66,569)
Provided by discontinued operations...................................................            -             1,002
                                                                                        -----------       -----------
                                                                                        $   (55,178)      $    (4,917)
                                                                                        ===========       ===========

         We had $61.9 million in cash and cash equivalents on hand at December 31, 2000, as compared to $117.1 million at September 30, 2000. Our ratio of earnings to fixed charges was 2.5 to 1.0 in the quarter ended December 31, 2000 as compared to 1.8 to 1.0 in the quarter ended December 31, 1999.

         Our cash provided by operating activities in the first quarter of fiscal 2001 decreased $412,000 (4%) as compared to the first quarter of fiscal 2000.

         Our cash used by investing activities increased $50.5 million (102%) in the first quarter of fiscal 2001 as compared to the same period of fiscal year 2000 primarily as a result of the following:

         o In our real estate finance operations, principal payments on notes decreased $67.0 million due to a decrease in borrower refinancings. The decrease was primarily due to a $58.8 million refinancing of one loan in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 2001 where there was no similar refinancing.

         o The decrease in principal payments was partially offset by a decrease of $13.9 million in changes to net assets of our discontinued operations principally as a result of the disposal of our equipment leasing operation during fiscal 2000.

         o We invested $1.9 million in the capital stock of an affiliate in the quarter ended December 31, 1999. There was no similar investment in the quarter ended December 31, 2000.

         Our cash flows used in financing activities for the quarter ended December 31, 2000 decreased $1.6 million as compared to fiscal 2000. Cash used to purchase treasury stock increased $58.2 million as a result of our repurchases of common stock, including principally our "Dutch Auction" issuer tender offer completed in October 2000. This was offset by a decrease of $59.3 million in the amounts we repaid under various loans and credit facilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         General. During the three months ended December 31, 2000, our loans receivable did not undergo material change other than changes resulting from normally recurring debt service payments received. Our loans payable generally did not undergo material change other than changes resulting from normally recurring debt service payments. We entered into a $10.0 million term loan facility secured by certain mortgage loans, as discussed in "Real Estate Finance", below.

         Energy. During the three months ended December 31, 2000, the amount outstanding under a revolving loan attributable to our energy operations increased to $23.3 million at December 31, 2000 from $23.2 million at September 30, 2000. The weighted average interest rate for this facility decreased from 8.54% at September 30, 2000 to 8.51% at December 31, 2000, due to a decrease in lending rates.

         Real Estate Finance. The following information is based on the Company's loans that are not interest rate sensitive. During the three months ended December 31, 2000, our outstanding loans receivable (to our interest) increased $3.2 million (1.1%) to $299.7 million in the aggregate and the carried cost of our loans increased $2.3 million (1.5%) to $149.9 million in the aggregate. The principal balance of related senior lien interests decreased $1.4 million (.5%) to $290.5 million in the aggregate. These increases were principally attributable to normal operating activity.

         The interest rate payable with respect to the senior lien interest underlying one loan in our portfolio that may be deemed to be interest rate sensitive remained unchanged due to the Company's purchase of an interest rate swap which locked in the interest pay rate at 8.8%. Although the stated interest rate on the loan continues to fluctuate over LIBOR, the Company pays only the 8.8% locked-in rate. If the effective rate for a particular pay period is greater than the locked-in rate, the Company receives the benefit of this difference.

         The interest rate on our real estate revolving lines of credit, which was prime rate (as defined) plus .75% for the outstanding $6.8 million line at Hudson United Bank, and prime rate (as defined) for the $18.0 million and $5.0 million lines of credit at Sovereign Bank, did not change during the period ended December 31, 2000 because there was no change in the defined prime rate. This rate was the "prime rate" as reported in The Wall Street Journal (9.50% at December 31, 2000).

         During the three months ended December 31, 2000, the Company entered into a $10.0 million term loan agreement. The loan bears interest at a rate equal to LIBOR plus 350 basis points adjusted annually and matures October 31, 2006. At December 31, 2000, $5.1 million of the loan had been drawn.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit No.  Description

         10.1         Loan Agreement between Atlas Pipeline Partners, L.P.,
                      PNC Bank, National Association, First Union National Bank and the banks party thereto.

         10.2 Term Loan Agreement between Resource Properties, Inc. and Miller & Schroeder Investments Corporation


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  RESOURCE AMERICA, INC.
                                                  (Registrant)

Date: February 14, 2001                           By: /s/ Steven J. Kessler
      -----------------                               --------------------------
                                                      STEVEN J. KESSLER
                                                      Senior Vice President and
                                                      Chief Financial Officer

Date: February 14, 2001                           By: /s/ Nancy J. McGurk
      -----------------                               --------------------------
                                                      NANCY J. McGURK
                                                      Vice President-Finance and
                                                      Chief Accounting Officer

                                 EXHIBIT INDEX


         Exhibit No.  Description

         10.1         Loan Agreement between Atlas Pipeline Partners, L.P.,
                      PNC Bank, National Association, First Union National Bank and the banks party thereto.

         10.2 Term Loan Agreement between Resource Properties, Inc. and Miller & Schroeder Investments Corporation