Form 10-Q
period 2001-03-31
RESOURCE AMERICA INC
filed 2001-05-15
CIK 83402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

              17,483,000 Shares                  May 11, 2001

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

PART I.       FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                                   ------

   Item 1.      Financial Statements

                Consolidated Balance Sheets - March 31, 2001 (Unaudited)
                    and September 30, 2000....................................................................        3

                Consolidated Statements of Income (Unaudited)
                    Three Months and Six Months Ended March 31, 2001 and 2000.................................        4

                Consolidated Statements of Comprehensive Income (Unaudited)
                    Three Months and Six Months Ended March 31, 2001 and 2000.................................        5

                Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    Six Months Ended March 31, 2001...........................................................        6

                Consolidated Statements of Cash Flows (Unaudited)
                    Six Months Ended March 31, 2001 and 2000..................................................        7

                Notes to Consolidated Financial Statements (Unaudited)
                    March 31, 2001............................................................................        8

   Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................................................       14

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk....................................       20


PART II.        OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K..............................................................       21

SIGNATURES....................................................................................................       21

                                       2

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            March 31,       September 30,
                                                                                              2001               2000
                                                                                        ----------------    -------------
                                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents............................................................  $    27,484       $   117,107
   Accounts and notes receivable........................................................        8,543             9,481
   Prepaid expenses.....................................................................        1,375             2,531
                                                                                          -----------       -----------
       Total current assets.............................................................       37,402           129,119
Investments in real estate loans (less allowance for possible losses of $2,229 and
   $2,013)..............................................................................      189,335           183,927
Investments in real estate ventures.....................................................       17,521            17,723
Investment in RAIT Investment Trust.....................................................       16,630            10,533
Property and equipment:
   Oil and gas properties and equipment (successful efforts)............................       98,748            86,028
   Gas gathering and transmission facilities............................................       23,023            18,775
   Other................................................................................        7,175             7,037
                                                                                          -----------       -----------
                                                                                              128,946           111,840
Less - accumulated depreciation, depletion and amortization.............................      (30,589)          (26,977)
                                                                                          -----------       -----------
   Net property and equipment...........................................................       98,357            84,863

Goodwill (less accumulated amortization of $3,907 and $3,161)...........................       32,135            28,484
Other assets (less accumulated amortization of $6,307 and $6,029).......................       44,480            46,468
                                                                                          -----------       -----------
       Total assets.....................................................................  $   435,860       $   501,117
                                                                                          ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt....................................................  $     7,045       $     7,250
   Accounts payable.....................................................................       12,998             5,625
   Accrued interest.....................................................................        2,023             1,966
   Accrued liabilities..................................................................       13,385            29,418
   Estimated income taxes...............................................................          129             7,470
                                                                                          -----------       -----------
       Total current liabilities........................................................       35,580            51,729
Long-term debt:
   Senior...............................................................................       73,391            80,391
   Non-recourse.........................................................................       37,618            42,040
   Other................................................................................       12,533             5,251
                                                                                          -----------       -----------
                                                                                              123,542           127,682

Deferred revenue and other liabilities..................................................        1,886             3,004
Deferred income taxes...................................................................       20,874            19,567
Minority interest in Atlas Pipeline Partners, L.P.......................................       20,886            17,920
Commitments and contingencies...........................................................            -                 -

Stockholders' equity:
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ......................            -                 -
   Common stock, $.01 par value: 49,000,000 authorized shares...........................          249               246
   Additional paid-in capital...........................................................      223,889           221,361
   Less treasury stock, at cost.........................................................      (73,805)          (15,778)
   Less loan receivable from Employee Stock Ownership Plan ("ESOP").....................       (1,344)           (1,393)
   Accumulated other comprehensive loss.................................................         (179)             (974)
   Retained earnings....................................................................       84,282            77,753
                                                                                          -----------       -----------
       Total stockholders' equity.......................................................      233,092           281,215
                                                                                          -----------       -----------
       Total liabilities and stockholders' equity.......................................  $   435,860       $   501,117
                                                                                          ===========       ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months Ended              Six Months Ended
                                                                                March 31,                      March 31,
                                                                        -------------------------    ------------------------
                                                                           2001           2000           2001         2000
                                                                        ----------    -----------    -----------   ----------
                                                                                (in thousands, except per share data)
REVENUES
Energy.................................................................  $  28,972    $  23,497      $  50,437     $ 39,257
Real estate finance....................................................      4,454        3,763          8,291       10,414
Interest and other.....................................................      1,301        2,021          3,203        4,579
                                                                         ---------    ---------      ---------     --------
                                                                            34,727       29,281         61,931       54,250

COSTS AND EXPENSES
Energy.................................................................     17,889       17,064         29,893       28,356
Real estate finance....................................................        371          721            761        1,455
General and administrative.............................................      1,340        1,995          2,542        3,845
Depreciation, depletion and amortization...............................      2,581        2,545          5,215        5,099
Interest...............................................................      3,664        4,455          7,691        9,210
Provision for possible losses..........................................        150          150            656          300
Minority interest in Atlas Pipeline Partners, L.P......................      1,591          360          2,610          360
Equity in loss of unconsolidated affiliate.............................        440            -            960            -
                                                                         ---------    ---------      ---------     --------
                                                                            28,026       27,290         50,328       48,625
                                                                         ---------    ---------      ---------     --------

Income from continuing operations before income taxes..................      6,701        1,991         11,603        5,625
Provision for income taxes.............................................      2,311          640          4,061        1,799
                                                                         ---------    ---------      ---------     --------
Income from continuing operations before extraordinary item............      4,390        1,351          7,542        3,826
Discontinued operations:
   Income (loss) from operations of subsidiary.........................          -         (157)             -          453
   Loss on disposal of subsidiary......................................          -         (496)             -         (544)
                                                                         ---------    ---------      ---------     --------
                                                                             4,390          698          7,542        3,735

Extraordinary item, net of taxes of $18, $34, $96 and $93..............         21           75            179          197
                                                                         ---------    ---------      ---------     --------
Net income.............................................................  $   4,411    $     773      $   7,721     $  3,932
                                                                         =========    =========      =========     ========

Net income per common share - basic:
   From continuing operations..........................................  $     .25    $     .06      $     .41     $    .16
   Discontinued operations.............................................          -         (.03)             -            -
   Extraordinary item..................................................          -            -            .01          .01
                                                                         ---------    ---------      ---------     --------
Net income per common share - basic....................................  $     .25    $     .03      $     .42     $    .17
                                                                         =========    =========      =========     ========
Weighted average common shares outstanding.............................     17,429       23,110         18,445       23,350
                                                                         =========    =========      =========     ========

Net income per common share - diluted:
   From continuing operations..........................................  $     .25    $     .06      $     .40     $    .16
   Discontinued operations.............................................          -          (.03)            -            -
   Extraordinary item..................................................          -            -            .01          .01
                                                                         ---------    ---------      ---------     --------
Net income per common share - diluted..................................  $     .25    $     .03      $     .41     $    .17
                                                                         =========    =========      =========     ========
Weighted average common shares.........................................     17,907       23,520         18,875       23,768
                                                                         =========    =========      =========     ========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                           Three Months Ended              Six Months Ended
                                                                                March 31,                      March 31,
                                                                        -------------------------    ------------------------
                                                                           2001           2000           2001         2000
                                                                        ----------    -----------    -----------   ----------
                                                                                           (in thousands)

Net income.............................................................  $   4,411    $     773      $   7,721     $  3,932

Other comprehensive income (loss):
   Unrealized gain (loss) on investment in RAIT Investment Trust.......      1,441          (52)         1,207         (313)
   Tax effect..........................................................       (492)          14           (412)         103
                                                                         ---------    ---------      ---------     --------
                                                                               949          (38)           795         (210)
                                                                         ---------    ---------      ---------     --------

Comprehensive income...................................................  $   5,360    $     735      $   8,516     $  3,722
                                                                         =========    =========      =========     ========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)
                        (in thousands, except share data)

                                                    Common stock         Additional          Treasury Stock             ESOP
                                             ---------------------------   Paid-In   -----------------------------  Stockholders'
                                                 Shares         Amount     Capital       Shares         Amount       Receivable
                                             -------------------------------------------------------------------------------------
Balance, October 1, 2000..................       24,621,962   $     246   $ 221,361    (1,029,982)   $  (15,778)     $  (1,393)

Treasury shares issued....................                                     (181)       15,283           321

Issuance of common stock..................          300,041           3       2,709

Cancellation of shares issued.............                                               (153,526)       (1,305)

Purchase of shares for treasury...........                                             (6,280,021)      (57,043)

Other comprehensive income................

Cash dividends ($.066 per share)..........

Repayment of ESOP loan....................                                                                                  49

Net income................................
                                             ------------     ---------   ---------  ------------    ----------      ---------
Balance, March 31, 2001...................     24,922,003     $     249   $ 223,889    (7,448,246)   $  (73,805)     $  (1,344)
                                             ============     =========   =========  ============    ==========      =========

                                                    Accumulated
                                                       Other                         Totals
                                                    Comprehensive     Retained    Stockholders'
                                                    Income (Loss)     Earnings       Equity
                                                  ----------------------------------------------

Balance, October 1, 2000..................         $       (974)   $   77,753     $   281,215

Treasury shares issued....................                                                140

Issuance of common stock..................                                              2,712

Cancellation of shares issued.............                                             (1,305)

Purchase of shares for treasury...........                                            (57,043)

Other comprehensive income................                  795                           795

Cash dividends ($.066 per share)..........                             (1,192)         (1,192)

Repayment of ESOP loan....................                                                 49

Net income................................                              7,721           7,721
                                                   ------------     ---------     -----------
Balance, March 31, 2001...................         $       (179)   $   84,282     $   233,092
                                                   ============    ==========     ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six Months Ended March 31,
                                                                                             --------------------------------
                                                                                                2001                 2000
                                                                                             -----------        -------------
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................   $     7,721        $     3,932
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization...............................................         5,215              5,099
   Amortization of discount on senior debt and deferred finance costs.....................           466                562
   Provision for possible losses..........................................................           656                300
   Equity in loss of unconsolidated subsidiary............................................           960                  -
   Minority interest in Atlas Pipeline Partners, L.P......................................         2,610                360
   Loss on disposal of subsidiary.........................................................             -                544
   Income from operations of discontinued subsidiary......................................             -               (453)
   Gain on asset dispositions.............................................................          (399)            (1,244)
   Property impairments and abandonments..................................................            12                426
   Deferred income taxes..................................................................         1,307             (4,182)
   Accretion of discount..................................................................        (3,152)            (2,488)
   Collection of interest.................................................................         1,062              6,414
   Extraordinary gain on debt extinguishment..............................................          (179)              (197)
Changes in operating assets and liabilities:
   Increase in accounts receivable and other assets.......................................        (3,244)              (683)
   (Decrease) increase in accounts payable and other liabilities..........................        (6,951)             1,863
                                                                                             -----------        -----------
Net cash provided by operating activities of continuing operations........................         6,084             10,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................................................................        (6,817)            (7,951)
Asset acquisitions........................................................................        (6,500)                 -
Principal payments on notes receivable....................................................         2,571             65,859
Proceeds from sale of assets..............................................................        19,825                788
Increase in other assets..................................................................        (9,535)            (2,624)
Investments in real estate loans and ventures.............................................       (23,398)            (1,894)
Net change in net assets of discontinued operations.......................................             -            (14,470)
Decrease in other liabilities.............................................................           (33)              (228)
                                                                                             ------------       -----------
Net cash (used in) provided by investing activities of continuing operations..............       (23,887)            39,480

CASH FLOWS FROM FINANCING ACTIVITIES:
Non-recourse borrowings...................................................................        44,327             61,647
Principal payments on non-recourse borrowings.............................................       (57,982)          (137,313)
Dividends paid............................................................................        (1,192)            (1,558)
Net proceeds from Atlas Pipeline Partners, L.P. public offering ..........................             -             14,042
Treasury stock purchased..................................................................       (57,043)              (136)
Decrease in restricted cash...............................................................            12                 32
Repayment of ESOP loan....................................................................            32                 48
Increase in other assets..................................................................          (364)                 -
Proceeds from issuance of stock...........................................................           390                570
                                                                                             -----------        -----------
Net cash used in financing activities of continuing operations............................       (71,820)           (62,668)
                                                                                             -----------        -----------
Net cash used in discontinued operations..................................................             -            (10,488)
                                                                                             -----------        -----------

Decrease in cash and cash equivalents.....................................................       (89,623)           (23,423)
Cash and cash equivalents at beginning of period..........................................       117,107             42,643
                                                                                             -----------        -----------
Cash and cash equivalents at end of period................................................   $    27,484        $    19,220
                                                                                             ===========        ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 1 - Management's Opinion Regarding Interim Financial Statements

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

         Certain reclassifications have been made to the consolidated financial statements for the second fiscal quarter and six months ended March 31, 2000 to conform to the second fiscal quarter and six months ended March 31, 2001, as well as to the September 30, 2000 balance sheet to conform to the March 31, 2001 balance sheet.

         The accounting policies followed by the Company, in addition to those set forth in Note 2, are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

NOTE 2 - Summary of Significant Accounting Policies

         Other assets consist of the following:

                                                                                            March 31,          September 30,
                                                                                              2001                 2000
                                                                                        ----------------    ---------------
                                                                                           (Unaudited)
                                                                                                   (in thousands)
Contracts acquired (including syndication network)..................................    $         17,618    $        17,378
Deferred financing costs............................................................               2,004              2,533
Investments.........................................................................               7,605              6,559
Note and escrow received upon disposal of subsidiary
   (net of allowance for possible losses of $5,908 and $8,944)......................              13,928             16,080
Other (net of allowance for possible losses of $677 and $500).......................               3,325              3,918
                                                                                        ----------------    ---------------
                                                                                        $         44,480    $        46,468
                                                                                        ================    ===============

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001
                                   (Unaudited)

NOTE 2 - Summary of Significant Accounting Policies - (Continued)

         The following table provides information for financial instruments as of March 31, 2001:

                                    Carrying         Estimated
                                     Amount         Fair Value
                                  -----------       ----------
                                           (in thousands)
Energy debt....................   $    18,743       $    18,743
Real estate finance debt.......        33,325            33,325
Senior debt....................        73,391            70,639
Other debt.....................         5,128             5,128
                                  -----------       -----------
                                  $   130,587       $   127,835
                                  ===========       ===========
Earnings Per Share

         The following table presents a reconciliation of the components used in the comparison of net income per common share-basic and net income per common share-diluted for the periods indicated:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                           ---------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                  (in thousands)
Income from continuing operations before
   extraordinary item.....................................  $     4,390    $     1,351       $     7,542    $     3,826
Loss from discontinued operations.........................            -           (653)                -            (91)
Extraordinary gain on early extinguishment of debt........           21             75               179            197
                                                            -----------    -----------       -----------    -----------

     Net income...........................................  $     4,411    $       773       $     7,721    $     3,932
                                                            ===========    ===========       ===========    ===========

Basic average shares of common stock outstanding..........       17,429         23,110            18,445         23,350
Dilutive effect of stock option and award plans...........          478            410               430            418
                                                            -----------    -----------       -----------    -----------
Dilutive average shares of common stock...................       17,907         23,520            18,875         23,768
                                                            ===========    ===========       ===========    ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001
                                   (Unaudited)

NOTE 3 - Cash Flow Statements

         Supplemental disclosure of cash flow information:

                                                  Six Months Ended
                                          -----------------------------
                                                      March 31,
                                          -----------------------------
                                              2001              2000
                                          -----------       -----------
                                                  (in thousands)
Cash paid during the period for:
   Interest.............................  $     7,168       $     9,649
   Income taxes.........................  $     9,100       $     5,834

                                                                                                Six Months Ended
                                                                                        -----------------------------
                                                                                                    March 31,
                                                                                        -----------------------------
                                                                                            2001              2000
                                                                                        -----------       -----------
                                                                                                (in thousands)
Non cash activities include the following:
   Cancellation of shares issued in contingency settlement............................  $     1,305       $         -
   Shares issued in contingency settlement............................................  $    (2,089)      $         -
   Atlas Pipeline units issued in exchange for gas gathering and transmission
     facility.........................................................................  $    (2,250)      $         -

Detail of asset acquisitions:
   Fair value of assets acquired......................................................  $     9,180       $         -
   Atlas Pipeline units issued in exchange for gas gathering and transmission
     facility.........................................................................       (2,250)                -
   Liabilities assumed................................................................         (430)                -
                                                                                        -----------       -----------
     Net cash paid....................................................................  $     6,500       $         -

NOTE 4 - Investments in Real Estate Loans

         The Company has primarily focused its real estate activities on managing and enhancing the value of its existing real estate loan portfolio. These real estate loans generally were acquired at discounts from both their face value and the appraised value of the properties underlying the loans. The Company records as income the accretion of a portion of the difference between its cost basis in a real estate loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each real estate loan is allocated between principal and interest. This accretion of discount amounted to $1.5 million and $754,000 during the three months ended March 31, 2001 and 2000, respectively, and $3.2 million and $2.5 million during the six months ended March 31, 2001 and 2000, respectively. As the Company sells senior lien interests or receives funds from refinancings of such loans, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At March 31, 2001, the Company held real estate loans having an aggregate face value of $630.1 million, which were being carried at aggregate cost of $189.3 million, including cumulative accretion. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                           ---------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                  (in thousands)
Balance, beginning of period..............................  $   185,066    $  182,555        $   183,927    $   250,231
Additions to existing loans...............................       22,790           505             23,398          1,894
Provision for possible losses.............................         (150)         (150)              (300)          (300)
Accretion of discount (net of collection of interest).....        1,483           754              3,152          2,488
Collection of principal...................................            -           (63)              (988)       (59,503)
Cost of loans sold........................................      (19,854)           (2)           (19,854)       (11,211)
                                                            -----------    ----------        -----------    -----------
Balance, end of period....................................  $   189,335    $  183,599        $   189,335    $   183,599
                                                            ===========    ==========        ===========    ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001
                                   (Unaudited)

NOTE 4 - Investments in Real Estate Loans - (Continued)

         A summary of activity in the Company's allowance for possible losses related to real estate loans for the periods indicated:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                            --------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)
Balance, beginning of period..............................  $     2,079    $     1,555       $     2,013    $     1,405
Provision for possible losses.............................          150            150               300            300
Write-down................................................            -              -               (84)             -
                                                            -----------    -----------       -----------    -----------
Balance, end of period....................................  $     2,229    $     1,705       $     2,229    $     1,705
                                                            ===========    ===========       ===========    ===========

NOTE 5 - Debt

         Total debt consists of the following:

                                                March 31,       September 30,
                                                  2001              2000
                                            --------------    ----------------
                                                      (in thousands)
Senior debt................................  $     73,391       $      80,391
Non-recourse debt:
   Energy:
     Revolving and term bank loans.........        18,743              23,165
   Real estate finance:
     Revolving credit facilities...........        18,000              18,000
     Other.................................           875                 875
                                             ------------       -------------
     Total non-recourse debt...............        37,618              42,040
Other debt.................................        19,578              12,501
                                             ------------       -------------
                                                  130,587             134,932
Less current maturities....................         7,045               7,250
                                             ------------       -------------

                                            $     123,542       $     127,682
                                            =============       =============

NOTE 6 - Derivative Instruments and Hedging Activities

         The Company, through its energy subsidiaries, from time to time enters into natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by delivery of natural gas.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001
                                   (Unaudited)


NOTE 6 - Derivative Instruments and Hedging Activities -(Continued)

         On the date a contract is entered into, the Company designates the derivative as a cash flow hedge or a fair value hedge. The change in fair value of those contracts that qualify as effective cash flow hedges under SFAS 133 is recorded in other comprehensive income and subsequently recognized as income in the month the gas being hedged is sold. During the six months ended March 31, 2001, the Company experienced hedging losses totalling approximately $767,000. As of March 31, 2001, the Company had no open futures or option contracts.

NOTE 7- Discontinued Operations

         In August 2000, the Company sold its small ticket equipment leasing business, Fidelity Leasing, Inc. ("FLI"). Accordingly, FLI is reported as a discontinued operation for the three months and six months ended March 31, 2000. Summarized operating results of the discontinued FLI operation are as follows:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                           ---------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)
Net revenues..............................................  $         -    $    14,961       $         -    $    29,552
                                                            ===========    ===========       ===========    ===========

Income (loss) from operations before income
   tax (provision) benefit................................  $         -    $      (268)      $         -    $       775
Income tax benefit (provision)............................            -            111                 -           (322)
                                                            -----------    -----------       -----------    -----------
(Loss) income from discontinued operations................  $         -    $      (157)      $         -    $       453
                                                            ===========    ===========       ===========    ===========

         In November 2000, the Company disposed of Fidelity Mortgage Funding, Inc. ("FMF"), its residential mortgage lending business. Accordingly, FMF is reported as a discontinued operation for the three months and six months ended March 31, 2000. Summarized operating results of the discontinued FMF operation are as follows:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                           ---------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)
Net revenues..............................................  $         -    $       199       $         -    $       253
                                                            ===========    ===========       ===========    ===========

Loss on disposal before income tax benefit................            -           (761)                -           (831)
Income tax benefit........................................            -            265                 -            287
                                                            -----------    -----------       -----------    -----------

Loss on disposal..........................................  $         -    $      (496)      $         -    $      (544)
                                                            ===========    ===========       ===========    ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2001
                                   (Unaudited)


NOTE 8 - Operating Segment Information

         The Company operates in two principal industry segments - energy and real estate finance. Segment data for the periods indicated are as follows:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                            --------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)
Revenues:
   Energy.................................................  $   28,972     $    23,497       $    50,437    $    39,257
   Real estate finance....................................       4,454           3,763             8,291         10,414
   Corporate..............................................       1,301           2,021             3,203          4,579
                                                            ----------     -----------       -----------    -----------
                                                            $   34,727     $    29,281       $    61,931    $    54,250
                                                            ==========     ===========       ===========    ===========


Operating Profit (Loss):
   Energy.................................................  $   6,825      $     3,159       $    11,557    $     4,677
   Real estate finance....................................      2,284            1,483             3,911          5,934
   Corporate..............................................     (2,408)          (2,651)           (3,865)        (4,986)
                                                            ----------     -----------       ------------   -----------

                                                            $   6,701      $     1,991       $    11,603    $     5,625
                                                            =========      ===========       ===========    ===========


                                                                                          March 31,     September 30,
                                                                                            2001             2000
                                                                                        -----------     ---------------
                                                                                        (Unaudited)
                                                                                                (in thousands)
Identifiable Assets:
   Energy.............................................................................  $   162,044       $   147,775
   Real estate finance................................................................      207,670           202,335
   Corporate..........................................................................       66,146           151,007
                                                                                        -----------       -----------

                                                                                        $   435,860       $   501,117
                                                                                        ===========       ===========

         Operating profit (loss) represents total revenues less costs attributable thereto, including interest expense, provision for possible losses, and, with respect to energy and real estate finance, general and administrative expenses and depreciation, depletion and amortization.


NOTE 9 - ACQUISITIONS

         In January 2001, the Company and its consolidated subsidiary, Atlas Pipeline, acquired certain energy assets of Kingston Oil Corporation for $4.5 million of cash and 88,235 common units of Atlas Pipeline. In March 2001, the Company and Atlas Pipeline acquired certain energy assets of American Refining and Exploration Company for $2.0 million of cash and 32,924 common units of Atlas Pipeline. Atlas Pipeline borrowed $1.4 million under its $10.0 million revolving credit facility to fund its share of the cash payment. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets acquired based on their fair values at the dates of acquisition. The proforma effects of these acquisitions on prior period operations is not material.

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

Overview of Second Quarter of Fiscal 2001

         Our operating results and financial condition for the second quarter of fiscal 2001 reflect the further expansion of our energy operations, continuing a trend which began with the acquisition of The Atlas Group (now Atlas America) at the end of fiscal 1998 and continuing with the acquisition of Viking Resources at the end of fiscal 1999 and certain energy assets of Kingston Oil Corporation and American Exploration Company in the second quarter of fiscal 2001. The expansion of our energy operations is shown in the following tables:

                                              Revenues as a Percent of Total Revenues(1)

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                            --------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
Energy .....................................................    83%            80%               81%           72%
Real estate finance.........................................    13%            13%               13%           19%

                                               Assets as a Percent of Total Assets(2)

                                                                                            March 31,          September 30,
                                                                                              2001                 2000
                                                                                        ----------------    ---------------
Energy(3).............................................................................          37%                   29%
Real estate finance...................................................................          48%                   40%

-----------------
(1) The balance (4% and 7%, and 6% and 9%, for the three and six months ended March 31, 2001 and 2000, respectively) is attributable to revenues derived from corporate assets not allocated to a specific industry segment, including cash and the common shares held in RAIT Investment Trust.
(2) The balance (15% and 31% at March 31, 2001 and September 30, 2000, respectively) is attributable to corporate assets not attributable to a specific industry segment, as referred to in (1), above.
(3) Energy assets expressed as a percent of total assets, excluding cash, were 40% and 38% at March 31, 2001 and September 30, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) (Continued)


Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit in our energy operations during the periods indicated:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                            --------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                              (in thousands, except
                                                                       sales price and production cost data)
Revenues:
    Production............................................  $    10,490    $     5,266       $    19,378    $    10,727
    Well drilling.........................................       14,171         14,388            23,484         21,542
    Well services.........................................        2,637          2,590             4,813          4,675
    Transportation........................................        1,674          1,253             2,762          2,313
                                                            -----------    -----------       -----------    -----------
                                                            $    28,972    $    23,497       $    50,437    $    39,257
                                                            ===========    ===========       ===========    ===========
Costs and expenses:
    Exploration and production............................  $     1,776    $     2,128       $     3,773    $     4,347
    Well drilling.........................................       11,687         11,721            18,928         17,692
    Well services.........................................        1,077          1,050             1,974          2,380
    Transportation........................................          392            232               828            463
    Non-direct............................................        2,957          1,933             4,390          3,474
                                                            -----------    -----------       -----------    -----------
                                                            $    17,889    $    17,064       $    29,893    $    28,356
                                                            ===========    ===========       ===========    ===========

Production revenues (1):
    Gas...................................................  $     9,414    $     4,351       $    16,885    $     8,766
    Oil...................................................  $       984    $       893       $     2,399    $     1,918

Production volumes:
    Gas (thousands of cubic feet ("mcf")/day) (1).........       17,100         18,057            17,156         17,348
    Oil (barrels (`bbls")/day)............................          443            483               473            512

Average sales price:
    Gas (per mcf).........................................  $     6.12     $      2.65       $     5.41     $      2.72
    Oil (per bbl).........................................  $    24.70     $     20.37       $    27.87     $     22.49

Average production cost:
    (per mcf equivalent unit).............................  $      .90     $      1.05       $      .88     $      1.02

------------
(1) Excludes sales of residual gas and sales to landowners.

         Our natural gas revenues were $9.4 million and $16.9 million in the three month and six month periods ended March 31, 2001, an increase of $5.1 million (116%) and $8.1 million (93%) from $4.4 million and $8.8 million in the three month and six month periods ended March 31, 2000. The increases were due to increases in the average sales price of natural gas of 131% and 99% for the three month and six month periods ended March 31, 2001, respectively, which were partially offset by decreases in the volume of natural gas we produced of 5% and 1% in the three month and six month periods ended March 31, 2001, respectively. Our oil revenues were $984,000 and $2.4 million in the three month and six month periods ended March 31, 2001, an increase of $91,000 (10%) and $481,000 (25%)
from $893,000 and $1.9 million in the three month and six month periods ended March 31, 2000, due to increases in the average sales price of oil of 21% and 24%, for the respective periods. These increases were partially offset by oil production volume decreases of 8% during both the three month and six month periods ended March 31, 2001 and 2000.

         Our production costs, excluding exploration costs of $175,000 and $559,000, decreased $407,000 (20%) and $499,000 (13%) to $1.6 million and $3.2 million in the three month and six month periods ended March 31, 2001, as compared to the same periods in the prior year, as a result of efficiencies realized in the consolidation of field operations subsequent to various acquisitions.

         Our well drilling revenues and expenses in the three month and six month periods ended March 31, 2001 represent the billings and costs associated with the completion of 83 and 133 net wells for partnerships sponsored by Atlas America in the three month and six month periods ended March 31, 2001 as compared to 78 and 122 net wells in the three month and six month periods ended March 31, 2000, an increase of five wells and 11 wells, respectively. The gross profit from drilling operations was $2.5 million (an 18% margin) and $4.6 million (a 19% margin) in the three month and six month periods ended March 31, 2001 as compared to $2.7 million (a 19% margin) and $3.9 million (an 18% margin) in the three month and six month periods ended March 31, 2000. The decrease in gross profit for the three months ended March 31, 2001 arose from a decrease in the average revenue per well by approximately $13,000 and a decrease in the average cost per well of approximately $2,000. The decrease in our average revenues was principally a result of a change in our well drilling contracts from a "turnkey" contract to a cost plus contract.


         Our well services revenues increased as a result of an increase in the number of wells we operate. The increase in the number of wells resulted from new partnership wells drilled during fiscal 2001 and 2000 as discussed above.

         Transportation revenues which derive from our natural gas transportation agreements with partnerships we sponsor, increased slightly due to volumes associated with the addition of wells drilled. Transportation expenses increased substantially due to upgrades and additions to Atlas Pipeline's compressors.

         Non-direct expenses were $3.0 million and $4.2 million in the three month and six month periods ended March 31, 2001, an increase of $1.0 million (53%) and $916,000 (26%) due to the increased energy division including costs associated with the operations of our public pipeline subsidiary, Atlas Pipeline.

         Amortization of oil and gas properties as a percentage of oil and gas revenues was 15% and 16% for the three month and six month periods ended March 31, 2001 compared to 25% and 26% for the three month and six month periods ended March 31, 2000. The percentage reduction was directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas.


Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                Three Months Ended                Six Months Ended
                                                                     March 31,                        March 31,
                                                            --------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)
   Revenues:
     Interest.............................................  $     2,504    $     2,617       $     4,679    $     6,414
     Accreted discount....................................        1,483            754             3,152          2,488
     Gains on sales of loans and loan payments in
       excess of the carrying value of loans..............          395              8               395          1,065
     Net rental and fee income............................           72            384                65            447
                                                            -----------    -----------       -----------    -----------
                                                            $     4,454    $     3,763       $     8,291    $    10,414
                                                            ===========    ===========       ===========    ===========

   Cost and expenses......................................  $       371    $       721       $       761    $     1,455
                                                            ===========    ===========       ===========    ===========

         Revenues from our real estate finance operations increased $691,000 (18%) from $3.8 million in the quarter ended March 31, 2000 to $4.5 million in the quarter ended March 31, 2001. We attribute the increase to the following:

         o An increase of $616,000 (18%) in interest income primarily resulting from an increase of $6.3 million in the average book value of loans outstanding during the quarter ended March 31, 2001 to $191.6 million as compared to $185.3 million for quarter ended March 31, 2000, not including the allowance for possible losses.

         o An increase of $387,000 in gains from sales of loans and loan payments in excess of carrying value resulting from the sale of one loan, having a book value of $19.9 million, to RAIT Investment Trust for $20.2 million and the repayment of a loan for $115,000, having a book value of $55,000.

         o A decrease of $312,000 (81%) in net rental and fee income to $72,000. This decrease resulted primarily from a one-time consulting fee of $230,000 received in the quarter ended March 31, 2000.

         Revenues decreased $2.1 million (20%) from $10.4 million in the six months ended March 31, 2000 to $8.3 million in the six months ended March 31, 2001. We attribute the decrease to the following:

         o A decrease of $1.1 million (12%) in interest income resulting from the following:

             - The repayment by a borrower in October 1999 of approximately $58.8 million on one loan which decreased interest income by $716,000.

             - The sale of two loans, one in December 1999 and one in June 2000, which decreased interest income by $575,000 in the six months ended March 31, 2001 as compared to the six months ended March 31, 2000.

             - The completion of accretion on nine loans in which decreased interest income by $406,000 in the six months ended March 31, 2001 as compared to the six months ended March 31, 2000.

             Theses decreases were partially offset by an increase of $631,000 in accretion on one loan in the six months ended March 31, 2001.

         o A decrease of $670,000 (63%) in gains from sales of loans and loan payments in excess of the carrying value of loans. During the six months ended March 31, 2001 we sold a loan to RAIT Investment Trust for $20.2 million and recognized a gain of $335,000 as compared to three loans sold in the same period of the prior fiscal period recognizing a gain of $1.1 million

         o A decrease of $382,000 (85%) in net rental and fee income to $65,000 in the six months ended March 31, 2001. This decrease primarily resulted a one-time consulting fee of $230,000 received in the six months ended March 31, 2000. No such fee was received during the six months ended March 31, 2001.

         Gains on sale of loans and senior lien interests in loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gain on sale and fee income from period to period.

         Costs and expenses of our real estate finance operations were $371,000 and $761,000 in the second fiscal quarter and six months ended March 31, 2001, a decrease of $350,000 (49%) and $694,000 (48%) from $721,000 and $1.5 million in the same periods of the prior fiscal year. The decrease was primarily a result of a reduction in staff resulting from our determination in fiscal 2000 to concentrate our real estate activities on managing our existing loan portfolio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)


Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $1.3 million and $3.2 million in the three months and six months ended March 31, 2001, a decrease of $720,000 (36%) and $1.4 million (30%) as compared to $2.0 million and $4.6 million during the three months and six months ended March 31, 2000. The decrease in the three months and six months ended March 31, 2001 as compared to the three months and six months ended March 31, 2000 primarily resulted from $1.6 million and $3.3 million in interest recorded in the three months and six months ended March 31, 2000 on advances we made to our discontinued equipment leasing subsidiary. No such interest income was recorded in the quarter and six months ended March 31, 2001 since the subsidiary was sold on August 1, 2000 and the advances were repaid. The decrease in such interest income was partially offset by interest of $695,000 and $2.0 million we earned in the three months and six months ended March 31, 2001 from the temporary investment of cash received from the sale of the subsidiary.

         Our general and administrative expenses decreased $655,000 (33%) to $1.3 million and decreased $1.3 million (34%) to $2.5 million in the three months and six months ended March 31, 2001, from $2.0 million and $3.8 million in the three month and six months period ended March 31, 2000. These decreases primarily resulted from a reduction in pension expense, reduced salary and benefits and reallocation of certain payroll costs to energy and real estate operations from general and administrative expense.

         Our interest expense was $3.7 million and $7.7 million for the three month and six month periods ended March 31, 2001, a decrease of $791,000 (18%) and $1.5 million (16%) from $4.5 million and $9.2 million for the three month and six month periods ended March 31, 2000. This decrease primarily resulted from our purchase of $25.7 million of our 12% senior subordinated notes since March 31, 2000, which reduced interest by $522,000 and $1.4 million for the three month and six month periods ended March 31, 2001, respectively. In addition, a reduction in borrowings and lower rates received by our energy division decreased interest by $159,000 and $272,000 in the three month and six month periods ended March 31, 2001, respectively.

         The minority interest in Atlas Pipeline represents 48% of the net earnings of Atlas Pipeline. The minority interest arose as a result of the sale in February 2000 of our natural gas gathering operations to Atlas Pipeline in connection with Atlas Pipeline's initial public offering. We retained a 53%, now 52%, interest in Atlas Pipeline after the offering. Because we own more than 50% of Atlas Pipeline, it is included in our consolidated financial statements and the ownership by the public is shown as a minority interest. The minority interest in Atlas Pipeline earnings was $1.6 million and $2.6 million for the three months and six months ended March 31, 2001 as compared to $360,000 for the three month and six month periods ended March 31, 2000, an increase of $1.2 million and $2.3 million, respectively. Since Atlas Pipeline commenced operations during the quarter ended March 31, 2000, its earnings and the minority interest in those earnings for the three month and six month periods ended March 31, 2000 are identical. The increase was the result of an increase in net income of these gas gathering operations as well as having the current fiscal period reflect operations for a full quarter as compared to the prior fiscal period in which operations commenced on January 28, 2000.

         Our equity in the loss of an unconsolidated affiliate represents our 50% interest in the net loss of Optiron Corporation, an energy technology company formed in fiscal 2000.

         Our provision for possible losses increased $356,000 (119%) to $656,000 in the six months ended March 31, 2001 as compared to $300,000 in the six months ended March 31, 2000. This increase resulted from a provision for possible losses against receivables associated with the Chapter 11 bankruptcy filing of an energy customer, during the current fiscal year.

         Our effective tax rate increased to 35% in the six months ended March 31, 2001 as compared to 32% in the six months ended March 31, 2000 because the higher earnings in the six months ended March 31, 2001 were not accompanied by a parallel increase in the constant level of tax credits and depletion generation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)


Liquidity and Capital Resources

         Following the sale of our equipment leasing operations in August 2000, our major sources of liquidity have been the proceeds of that sale, funds generated by operations, funds raised from investor partnerships relating to our energy operations, the sale of a real estate loan and borrowings under our existing energy and real estate finance credit facilities. We have employed these funds principally for the expansion of our energy operations, the repurchase of our senior notes and common stock and the acquisition of two senior lien interests in loans in which we held junior positions. The following table sets forth our sources and uses of cash for the six months ended March 31, 2001 and 2000 as follows:

                                                         Six Months Ended
                                                 -----------------------------
                                                             March 31,
                                                 -----------------------------
                                                     2001              2000
                                                 -----------       -----------
                                                         (in thousands)
Provided by operations.......................... $     6,084       $    10,253
(Used in) provided by investing activities......     (23,887)           39,480
Used in financing activities....................     (71,820)          (62,668)
Used in discontinued operations.................           -           (10,488)
                                                 -----------       ------------
                                                 $   (89,623)      $   (23,423)
                                                 ===========       ===========

         We had $27.5 million in cash and cash equivalents on hand at March 31, 2001, as compared to $117.1 million at September 30, 2000. Our ratio of earnings to fixed charges was 3.26 to 1.0 in the quarter ended March 31, 2001 as compared to 1.53 to 1.0 in the quarter ended March 31, 2000.

         Our cash provided by operating activities in the six months ended March 31, 2001 decreased $4.2 million (41%) as compared to the first six months of fiscal 2000, primarily as a result of the payment of $4.1 million in severance payments to two senior executives who were separated from us during the fourth quarter of fiscal 2000. These payments were made in accordance with the terms of their respective employment agreements and no further payments are due under these agreements.

         Investing activities used cash of $23.9 million in the six months ended March 31, 2001 compared to providing cash of $39.5 million in the same period of fiscal year 2000. This 161% reduction from the prior fiscal year primarily resulted from a decrease of $63.3 million in principal payments received on our real estate loans due to decreased loan sales.

         Our cash flows used in financing activities for the six months ended March 31, 2001 increased $9.2 million as compared to the same period of fiscal 2000. Cash used to purchase treasury stock increased $56.9 million principally as a result of our "Dutch Auction" issuer tender offer completed in October 2000. This was offset by a net decrease of $62.0 million in the amounts we repaid under various loans and credit facilities and $14.0 million in net proceeds from our sale of gathering system assets to Atlas Pipeline in connection with its public offering, which occurred during the six months ending March 31, 2000.

         On March 30, 2001, we acquired from RAIT Investment Trust two senior lien interests in loans in which we had been holding junior positions for $21.6 million. We acquired no loans in the quarter ended March 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         General. During the six months ended March 31, 2001, our loans receivable did not undergo material change other than changes resulting from normally recurring debt service payments received except for the sale of one loan having a book value of $19.9 million and the purchase of two loans in which we held junior positions at a cost of $21.6 million. Our loans payable generally did not undergo material change other than changes resulting from normally recurring debt service payments. We entered into a $10.0 million term loan facility secured by certain mortgage loans, as discussed in "Real Estate Finance", below.

         Energy. During the six months ended March 31, 2001, the amount outstanding under a revolving loan attributable to our energy operations decreased to $17.3 million at March 31, 2001 from $23.2 million at September 30, 2000. The weighted average interest rate for this facility decreased from 8.54% at September 30, 2000 to 7.63% at March 31, 2001, due to a decrease in market index rates used to calculate interest rates for the facility.

         In October 2000, a $10.0 million revolving credit facility was obtained to fund the expansion of Atlas Pipeline's existing gathering systems and the acquisitions of other gas gathering systems. In the three months ended March 31, 2001, $1.4 million was drawn under this facility to fund two acquisitions of gas gathering systems. This balance is outstanding as of March 31, 2001. At the borrower's option, the facility bears interest at either the lending institution's prime rate plus 50 basis points or the Euro Rate which is defined as an average of specified LIBOR rates plus the applicable margin ranging from 150 to 200 basis points with both tied to Atlas' leverage ratio. For the three months ended March 31, 2001, the weighted average interest rate was 6.36%.


         Real Estate Finance. The following information is based on our loans that are not interest rate sensitive. During the six months ended March 31, 2001, our outstanding loans receivable (to our interest) decreased $300,000 (.1%) to $299.4 million in the aggregate and the carried cost of our loans increased $3.6 million (2.4%) to $153.5 million in the aggregate. The principal balance of related senior lien interests decreased $63.9 million (22.0%) to $226.6 million in the aggregate. These changes were principally attributable to the sale of one loan to RAIT Investment Trust having a book value of $19.9 million and the purchase of two senior lien interests in loans in which we held junior positions from RAIT Investment Trust for $21.6 million.

         The interest rate payable with respect to the senior lien interest underlying one loan in our portfolio that may be deemed to be interest rate sensitive remained unchanged due to the purchase of an interest rate swap by the borrower which locked in the interest pay rate at 8.8%. Although the stated interest rate on the loan continues to fluctuate over LIBOR, the borrower pays only the 8.8% locked-in rate. If the effective rate for a particular pay period is greater than the locked-in rate, the borrower receives the benefit of this difference.

         The interest rate on our real estate revolving lines of credit, which was prime rate (as defined below) plus .75% for the outstanding $6.8 million line at Hudson United Bank, and the prime rate (as defined below) for the $18.0 million and $5.0 million lines of credit at Sovereign Bank, decreased during the period ended March 31, 2001 because there were two decreases in the defined prime rate. The prime rate, as defined in each of these lines of credit, is the "prime rate" as reported in The Wall Street Journal (8.0% at March 31, 2001).

         During the three months ended December 31, 2000, we entered into a $10.0 million term loan agreement. The loan bears interest at a rate equal to the London InterBank Offered Rate plus 350 basis points, adjusted annually, and matures October 31, 2006. At March 31, 2001, $7.7 million of the loan had been drawn with an interest rate of 10.26%.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits:

           Exhibit No.    Description
           -----------    -----------

              3.1         Restated Certificate of Incorporation of Resource
                          America (1)

              3.2         Amended and Restated Bylaws of Resource America (1)

              4.1 Indenture, dated as of July 22, 1997, between Resource America and The Bank of New York, as Trustee, with respect to Resource America's 12% Senior Notes due 2004 (2)
---------------

(1) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Registration Statement on Form S-4 (Registration No. 333-40231) and by this reference incorporated herein.


   (b)     Reports on Form 8-K:

                   None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RESOURCE AMERICA, INC.
                                            (Registrant)

Date:  May 15, 2001                         By: /s/ Steven J. Kessler
       ------------                             ---------------------
                                                STEVEN J. KESSLER
                                                Senior Vice President and
                                                Chief Financial Officer

Date:  May 15, 2001                         By: /s/ Nancy J. McGurk
       ------------                             -------------------
                                                NANCY J. McGURK
                                                Vice President-Finance and
                                                Chief Accounting Officer