Form 10-Q
period 2001-06-30
RESOURCE AMERICA INC
filed 2001-08-14
CIK 83402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

             1845 Walnut Street, Suite 1000, Philadelphia, PA 19103
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (215) 546-5005
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                     17,488,000 Shares       August 10, 2001

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----

  Item 1.  Financial Statements

           Consolidated Balance Sheets - June 30, 2001 (Unaudited)
               and September 30, 2000..........................................3

           Consolidated Statements of Income (Unaudited)
               Three Months and Nine Months Ended June 30, 2001 and 2000.......4

           Consolidated Statements of Comprehensive Income (Unaudited)
               Three Months and Nine Months Ended June 30, 2001 and 2000.......5

           Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
               Nine Months Ended June 30, 2001.................................6

           Consolidated Statements of Cash Flows (Unaudited)
               Nine Months Ended June 30, 2001 and 2000........................7

           Notes to Consolidated Financial Statements (Unaudited)
               June 30, 2001...................................................8

  Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................15

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........24


PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...................................26

SIGNATURES....................................................................27

                             PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            June 30,         September 30,
                                                                                              2001               2000
                                                                                        ----------------    -------------
                                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents............................................................  $    53,768       $   117,107
   Accounts and notes receivable........................................................       10,175             8,643
   Prepaid expenses.....................................................................          941             2,531
                                                                                          -----------       -----------
       Total current assets.............................................................       64,884           128,281
Investments in real estate loans (less allowance for possible losses of $2,379 and $2,013)    188,360           183,927
Investments in real estate ventures.....................................................       16,965            17,723
Investment in RAIT Investment Trust.....................................................       19,777            10,533
Property and equipment:
   Oil and gas properties and equipment (successful efforts)............................      101,383            86,028
   Gas gathering and transmission facilities............................................       23,364            18,775
   Other................................................................................        7,015             7,037
                                                                                          -----------       -----------
                                                                                              131,762           111,840
Less - accumulated depreciation, depletion and amortization.............................      (32,587)          (26,977)
                                                                                          ------------      -----------
   Net property and equipment...........................................................       99,175            84,863

Goodwill (less accumulated amortization of $3,648 and $2,612)...........................       31,914            28,484
Other assets (less accumulated amortization of $7,021 and $6,029).......................       43,044            47,306
                                                                                          -----------       -----------
       Total assets.....................................................................  $   464,119       $   501,117
                                                                                          ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt....................................................  $     6,986       $     7,250
   Accounts payable.....................................................................       10,379             5,625
   Accrued interest.....................................................................        4,269             1,966
   Accrued liabilities..................................................................        5,354            17,205
   Estimated income taxes...............................................................        1,500             7,470
   Billings in excess of costs on completed contracts...................................       13,123            12,213
                                                                                          -----------       -----------
       Total current liabilities........................................................       41,611            51,729
Long-term debt:
   Senior...............................................................................       73,311            80,391
   Non-recourse.........................................................................       65,508            42,040
   Other................................................................................        5,144             5,251
                                                                                          -----------       -----------
                                                                                              143,963           127,682

Deferred revenue and other liabilities..................................................        1,905             3,004
Deferred income taxes...................................................................       19,154            19,567
Minority interest in Atlas Pipeline Partners, L.P.......................................       20,695            17,920
Commitments and contingencies...........................................................            -                 -

Stockholders' equity:
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ......................            -                 -
   Common stock, $.01 par value: 49,000,000 authorized shares...........................          249               246
   Additional paid-in capital...........................................................      223,735           221,361
   Less treasury stock, at cost.........................................................      (73,686)          (15,778)
   Less loan receivable from Employee Stock Ownership Plan ("ESOP").....................       (1,337)           (1,393)
   Accumulated other comprehensive income (loss)........................................        1,899              (974)
   Retained earnings....................................................................       85,931            77,753
                                                                                          -----------       -----------
       Total stockholders' equity.......................................................      236,791           281,215
                                                                                          -----------       -----------
       Total liabilities and stockholders' equity.......................................  $   464,119       $   501,117
                                                                                          ===========       ===========


           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                           Three Months Ended              Nine Months Ended
                                                                                June 30,                       June 30,
                                                                        -------------------------    ------------------------
                                                                           2001           2000           2001         2000
                                                                        ----------    -----------    -----------   ----------
                                                                                (in thousands, except per share data)
REVENUES
Energy.................................................................  $  22,618    $  16,564      $  73,055     $ 55,821
Real estate finance....................................................      3,971        3,914         12,262       14,328
Interest and other.....................................................      1,049        2,533          4,252        7,112
                                                                         ---------    ---------      ---------     --------
                                                                            27,638       23,011         89,569       77,261

COSTS AND EXPENSES
Energy.................................................................     14,398       11,193         44,291       39,549
Real estate finance....................................................        408          628          1,169        2,083
General and administrative.............................................      1,620        1,890          4,162        5,735
Depreciation, depletion and amortization...............................      2,884        2,866          8,099        7,965
Interest...............................................................      3,601        4,557         11,292       13,767
Provision for possible losses..........................................        150          150            806          450
Minority interest in Atlas Pipeline Partners, L.P......................        895          770          3,505        1,130
Equity in loss of unconsolidated affiliate.............................        239            -          1,199            -
                                                                         ---------    ---------      ---------     --------
                                                                            24,195       22,054         74,523       70,679
                                                                         ---------    ---------      ---------     --------

Income from continuing operations before income taxes..................      3,443          957         15,046        6,582
Provision for income taxes.............................................      1,206          241          5,267        2,040
                                                                         ---------    ---------      ---------     --------
Income from continuing operations before extraordinary item............      2,237          716          9,779        4,542
Discontinued operations:
   Income from operations of subsidiary, net of taxes..................          -            -              -          453
   Net gain on disposal of subsidiaries, net of taxes..................          -          552              -            8
                                                                         ---------    ---------      ---------     --------
                                                                             2,237        1,268          9,779        5,003

Extraordinary item, net of taxes of $(6), $93 and $93..................         (6)           -            173          197
                                                                         ---------    ---------      ---------     --------
Net income.............................................................  $   2,231    $   1,268      $   9,952     $  5,200
                                                                         =========    =========      =========     ========

Net income per common share - basic:
   From continuing operations..........................................  $     .13    $     .03      $     .54     $    .19
   Discontinued operations.............................................          -          .02              -          .02
   Extraordinary item..................................................          -            -            .01          .01
                                                                         ---------    ---------      ---------     --------
Net income per common share - basic....................................  $     .13    $     .05      $     .55     $    .22
                                                                         =========    =========      =========     ========
Weighted average common shares outstanding.............................     17,483       23,395         18,126       23,364
                                                                         =========    =========      =========     ========

Net income per common share - diluted:
   From continuing operations..........................................  $     .12    $     .03      $     .52     $    .19
   Discontinued operations.............................................          -          .02              -          .02
   Extraordinary item..................................................          -            -            .01          .01
                                                                         ---------    ---------      ---------     --------
Net income per common share - diluted..................................  $     .12    $     .05      $     .53     $    .22
                                                                         =========    =========      =========     ========
Weighted average common shares.........................................     18,076       23,821         18,610       23,793
                                                                         =========    =========      =========     ========



           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)




                                                                           Three Months Ended              Nine Months Ended
                                                                                June 30,                       June 30,
                                                                        -------------------------    ------------------------
                                                                           2001           2000           2001         2000
                                                                        ----------    -----------    -----------   ----------
                                                                                           (in thousands)

Net income.............................................................  $   2,231    $   1,268      $   9,952     $  5,200

Other comprehensive income (loss):
   Unrealized gain (loss) on investment in RAIT Investment Trust.......      3,146          209          4,353         (104)
   Tax effect..........................................................     (1,068)         (71)        (1,480)          32
                                                                         ---------    ---------      ---------     --------
                                                                             2,078          138          2,873          (72)
                                                                         ---------    ---------      ---------     --------

Comprehensive income...................................................  $   4,309    $   1,406      $  12,825     $  5,128
                                                                         =========    =========      =========     ========




           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)
                        (in thousands, except share data)




                                                    Common stock         Additional          Treasury Stock
                                             ---------------------------   Paid-In    --------------------------
                                                 Shares       Amount       Capital       Shares         Amount
                                             -------------------------------------------------------------------

Balance, October 1, 2000..................     24,621,962     $     246   $  221,361    (1,029,982)   $  (15,778)
Treasury shares issued....................                                      (329)       30,988           651
Issuance of common stock..................        300,041             3        2,703
Cancellation of shares issued.............                                                (153,526)       (1,305)
Purchase of shares for treasury...........                                              (6,296,521)      (57,254)
Other comprehensive income................
Cash dividends ($.099 per share)..........
Repayment of ESOP loan....................
Net income................................
                                             ------------     ---------   ----------    ----------   -----------
Balance, June 30, 2001....................     24,922,003     $     249   $  223,735    (7,449,041)  ($   73,686)
                                             ============     =========   ==========    ==========   ===========

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)
                        (in thousands, except share data)


                                                            Accumulated
                                                ESOP           Other                          Totals
                                           Stockholders'   Comprehensive     Retained     Stockholders'
                                             Receivable    Income (Loss)     Earnings        Equity
                                           -------------------------------------------------------------

Balance, October 1, 2000..................    $  (1,393)    $       (974)   $   77,753     $   281,215
Treasury shares issued....................                                                         322
Issuance of common stock..................                                                       2,706
Cancellation of shares issued.............                                                      (1,305)
Purchase of shares for treasury...........                                                     (57,254)
Other comprehensive income................                         2,873                         2,873
Cash dividends ($.099 per share)..........                                      (1,774)         (1,774)
Repayment of ESOP loan....................           56                                             56
Net income................................                                       9,952           9,952
                                              ---------     ------------     ---------     -----------
Balance, June 30, 2001....................    ($  1,337)    $      1,899    $   85,931     $   236,791
                                              =========     ============    ==========     ===========




           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                               Nine Months Ended June 30,
                                                                                             ------------------------------
                                                                                                 2001               2000
                                                                                             -----------        -----------
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................   $     9,952        $     5,200
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization...............................................         8,099              7,965
   Amortization of discount on senior debt and deferred finance costs.....................           770                841
   Provision for possible losses..........................................................           806                450
   Equity in loss of unconsolidated subsidiary............................................         1,199                  -
   Minority interest in Atlas Pipeline Partners, L.P......................................         3,505              1,130
   Gain on disposal of subsidiary.........................................................             -               (453)
   Income from operations of discontinued subsidiary......................................             -                 (8)
   Gain on asset dispositions.............................................................          (736)            (1,594)
   Property impairments and abandonments..................................................           201                627
   Deferred income taxes..................................................................          (413)            (7,100)
   Accretion of discount..................................................................        (4,579)            (3,995)
   Collection of interest.................................................................         1,330              4,570
   Extraordinary gain on debt extinguishment..............................................          (173)              (197)
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable and other assets............................           602             (1,174)
   (Decrease) increase in accounts payable and other liabilities..........................        (8,573)             2,232
                                                                                             -----------        -----------
Net cash provided by operating activities of continuing operations........................        11,990              8,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................................................................        (9,988)            (8,997)
Asset acquisitions........................................................................        (6,500)                 -
Principal payments on notes receivable....................................................         4,063             71,799
Proceeds from sale of assets..............................................................        22,333                788
Increase in other assets..................................................................        (9,359)            (4,837)
Investments in real estate loans and ventures.............................................       (23,408)            (2,540)
Net change in net assets of discontinued operations.......................................             -            (17,424)
Decrease in other liabilities.............................................................           (80)              (279)
                                                                                             -----------        -----------
Net cash (used in) provided by investing activities of continuing operations..............       (22,939)            38,510

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings................................................................................        84,778             76,657
Principal payments on borrowings..........................................................       (78,219)          (146,739)
Dividends paid............................................................................        (1,774)            (2,338)
Net proceeds from Atlas Pipeline Partners, L.P. public offering ..........................             -             14,042
Treasury stock purchased..................................................................       (57,254)              (172)
Increase (decrease) in restricted cash....................................................           (53)                32
Repayment of ESOP loan....................................................................            32                 56
Decrease in other assets..................................................................          (290)               (82)
Proceeds from issuance of stock...........................................................           390                725
                                                                                             -----------        -----------
Net cash used in financing activities of continuing operations............................       (52,390)           (57,819)
                                                                                             -----------        -----------
Net cash used in discontinued operations..................................................             -            (10,467)
                                                                                             -----------        -----------

Decrease in cash and cash equivalents.....................................................       (63,339)           (21,282)
Cash and cash equivalents at beginning of period..........................................       117,107             42,643
                                                                                             -----------        -----------
Cash and cash equivalents at end of period................................................   $    53,768        $    21,361
                                                                                             ===========        ===========



           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - Management's Opinion Regarding Interim Financial Statements

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the three months ended and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. Certain reclassifications have been made in the fiscal 2000 consolidated financial statements to conform to the fiscal 2001 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

NOTE 2 - Summary of Significant Accounting Policies

Other Assets

         Other assets consist of the following:


                                                                                        June 30,      September 30,
                                                                                          2001             2000
                                                                                    ----------------  -------------
                                                                                       (Unaudited)
                                                                                               (in thousands)
Contracts acquired (including syndication network), net.........................    $     17,235      $   17,378
Deferred financing costs........................................................           1,794           2,533
Investments.....................................................................           6,145           6,930
Note and escrow received upon disposal of subsidiary
   (net of allowance for possible losses of $5,799 and $8,944)..................          12,521          16,080
Other (net of allowance for possible losses of $677 and $500)...................           5,349           4,385
                                                                                    ------------      ----------
                                                                                    $     43,044      $   47,306
                                                                                    ============      ==========


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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 2 - Summary of Significant Accounting Policies - (Continued)

         The following table provides information for financial instruments as of June 30, 2001:


                                                                                         Carrying         Estimated
                                                                                           Amount         Fair Value
                                                                                        -----------       ----------
                                                                                                 (in thousands)
Energy debt..........................................................................   $    37,855       $    37,840
Real estate finance debt.............................................................        34,654            34,654
Senior debt..........................................................................        73,311            71,845
Other debt...........................................................................         5,129             5,144
                                                                                        -----------       -----------
                                                                                        $   150,949       $   149,483
                                                                                        ===========       ===========


Earnings Per Share

         The following table presents a reconciliation of the components used in the comparison of net income per common share-basic and net income per common share-diluted for the periods indicated:



                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                           ---------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                  (in thousands)
Income from continuing operations before
   extraordinary item.....................................  $     2,237    $       716       $     9,779    $     4,542
Gain from discontinued operations.........................            -            552                 -            461
Extraordinary (loss) gain on early extinguishment
    of debt, net of taxes.................................           (6)             -               173            197
                                                            ------------   -----------       -----------    -----------

     Net income...........................................  $     2,231    $     1,268       $     9,952    $     5,200
                                                            ===========    ===========       ===========    ===========

Basic average shares of common stock outstanding..........       17,483         23,395            18,126         23,364
Dilutive effect of stock option and award plans...........          593            426               484            429
                                                            -----------    -----------       -----------    -----------
Dilutive average shares of common stock...................       18,076         23,821            18,610         23,793
                                                            ===========    ===========       ===========    ===========


New Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS 141), "Business Combinations" and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. SFAS 142 requires that goodwill and other purchased intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. Earlier adoption of SFAS 142 is permitted and the Company has elected to adopt the provisions of SFAS 142 as of October 1, 2001.

         The Company will continue to amortize goodwill and other intangible assets recognized prior to July 1, 2001 under its current method until October 1, 2001, at which time the annual amortization of goodwill and other intangible assets of approximately $2.8 million will no longer be recognized. By October 1, 2001, the Company will have completed a transitional fair value-based impairment test of goodwill and other intangible assets. Impairment losses, if any, resulting from the transitional test will be recognized in the quarter ending December 31, 2001 as a cumulative effect of a change in accounting principle.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 3 - Cash Flow Statements

         Supplemental disclosure of cash flow information:


                                                                                                Nine Months Ended
                                                                                        -----------------------------
                                                                                                    June 30,
                                                                                        -----------------------------
                                                                                            2001              2000
                                                                                        -----------       -----------
                                                                                                (in thousands)
Cash paid during the period for:
   Interest...........................................................................  $     8,219       $    10,984
   Income taxes.......................................................................  $    11,724       $     6,521


                                                                                                Nine Months Ended
                                                                                        -----------------------------
                                                                                                    June 30,
                                                                                        -----------------------------
                                                                                            2001              2000
                                                                                        -----------       -----------
                                                                                                (in thousands)
Non-cash activities include the following:
   Cancellation of shares issued in contingency settlement............................  $     1,305       $         -
   Shares issued in contingency settlement............................................  $    (2,089)      $         -
   Atlas Pipeline units issued in exchange for gas gathering and transmission
     facilities.......................................................................  $    (2,250)      $         -
   Buyer's assumption of liabilities upon sale of loan................................  $       460       $         -

Detail of asset acquisitions:
   Fair value of assets acquired......................................................  $     9,180       $         -
   Atlas Pipeline units issued in exchange for gas gathering and transmission
     facilities.......................................................................       (2,250)                -
   Liabilities assumed................................................................         (430)                -
                                                                                        -----------       -----------
     Net cash paid....................................................................  $     6,500       $         -
                                                                                        ===========       ===========


NOTE 4 - Investments in Real Estate Loans

         The Company has primarily focused its real estate activities on managing its existing real estate loan portfolio. These real estate loans generally were acquired at discounts from both their face value and the appraised value of the properties underlying the loans. Cash received by the Company for payment on each real estate loan is allocated between principal and interest. The Company also records as income the accretion of a portion of the difference between its cost basis in a real estate loan and the sum of projected cash flows therefrom. This accretion of discount amounted to $1.4 million and $1.5 million during the three months ended June 30, 2001 and 2000, respectively, and $4.6 million and $4.0 million during the nine months ended June 30, 2001 and 2000, respectively. As the Company sells senior lien interests or receives funds from refinancings of such loans by the borrower, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 4 - Investments in Real Estate Loans - (Continued)

         At June 30, 2001, the Company held real estate loans having an aggregate face value of $622.4 million, which were being carried at aggregate cost of $188.4 million, including cumulative accretion. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated:


                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                           ---------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                  (in thousands)

Balance, beginning of period..............................  $   189,335    $  183,599        $   183,927    $   250,231
Additions to existing loans...............................           10           928             23,408          2,822
Provision for possible losses.............................         (150)         (150)              (450)          (450)
Accretion of discount (net of collection of interest).....        1,427         1,507              4,579          3,995
Collection of principal...................................          (75)       (2,576)            (1,063)       (62,079)
Cost of loans sold........................................       (2,187)       (1,652)           (22,041)       (12,863)
                                                            -----------    ----------        -----------    -----------
Balance, end of period....................................  $   188,360    $  181,656        $   188,360    $   181,656
                                                            ===========    ==========        ===========    ===========


         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the periods indicated:

                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                            --------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)
Balance, beginning of period..............................  $     2,229    $     1,705       $     2,013    $     1,405
Provision for possible losses.............................          150            150               450            450
Write-down................................................            -              -               (84)             -
                                                            -----------    -----------       -----------    -----------
Balance, end of period....................................  $     2,379    $     1,855       $     2,379    $     1,855
                                                            ===========    ===========       ===========    ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 5 - Debt

         Total debt consists of the following:


                                                                                          June 30,        September 30,
                                                                                            2001              2000
                                                                                      --------------    ----------------
                                                                                                (in thousands)
Senior debt.....................................................................       $     73,311       $      80,391
Non-recourse debt:
   Energy:
     Revolving and term bank loans..............................................             37,855              23,165
   Real estate finance:
     Revolving credit facilities................................................             18,000              18,000
     Other......................................................................                875                 875
                                                                                       ------------       -------------
     Total non-recourse debt....................................................             56,730              42,040
Other debt......................................................................             20,908              12,501
                                                                                       ------------       -------------
                                                                                            150,949             134,932
Less current maturities.........................................................              6,986               7,250
                                                                                       ------------       -------------

                                                                                      $     143,963       $     127,682
                                                                                      =============       =============


NOTE 6 - Derivative Instruments and Hedging Activities

         The Company, through its energy subsidiaries, from time to time enters into natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counter-parties. NYMEX contracts are generally settled with offsetting positions, but may be settled by delivery of natural gas.

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

         On the date a contract is entered into, the Company designates the derivative as a cash flow hedge or a fair value hedge. The change in fair value of those contracts that qualify as effective cash flow hedges under SFAS 133 is recorded in other comprehensive income and subsequently recognized as income in the month the gas being hedged is sold. During the nine months ended June 30, 2001, the Company experienced hedging losses totaling approximately
$829,000. As of June 30, 2001, the Company had no open futures or option contracts.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2001
                                   (Unaudited)


NOTE 7- Discontinued Operations

         In August 2000, the Company sold its small ticket equipment leasing business, Fidelity Leasing, Inc. ("FLI"). Accordingly, FLI is reported as a discontinued operation for the three months and nine months ended June 30, 2000. Summarized operating results of the discontinued FLI operation are as follows:



                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                           ---------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)

Net revenues..............................................  $         -    $         -       $         -    $    29,552
                                                            ===========    ===========       ===========    ===========

Income from discontinued operations
    (net of income taxes of $322).........................  $         -    $         -       $         -    $       453
                                                            ===========    ===========       ===========    ===========

Gain on disposal of discontinued operations
   (net of income taxes of $374)..........................  $         -    $       605       $         -    $       605
                                                            ===========    ===========       ===========    ===========



         In November 2000, the Company disposed of Fidelity Mortgage Funding, Inc. ("FMF"), its residential mortgage lending business. Accordingly, FMF is reported as a discontinued operation for the three months and nine months ended June 30, 2000. Summarized operating results of the discontinued FMF operation are as follows:



                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                           ---------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)
Loss on disposal of discontinued operations
   (net of income taxes of $22 and $309)..................  $         -    $       (53)      $         -    $      (597)
                                                            ===========    ===========       ===========    ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 8 - Operating Segment and Major Customer Information

         The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment operating income or loss amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.



                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                            --------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)
Revenues:
   Energy.................................................  $   22,618     $    16,564       $    73,055    $    55,821
     Intersegment.........................................          36               -                86              -
                                                            ----------     -----------       -----------    -----------
                                                                22,654          16,564            73,141         55,821

   Real estate finance....................................       3,971           3,914            12,262         14,328

   Corporate..............................................       1,049           2,533             4,252          7,112
     Intersegment.........................................         (36)              -               (86)             -
                                                            ----------     -----------       -----------    -----------
                                                                 1,013           2,533             4,166          7,112
                                                            ----------     -----------       -----------    -----------


                                                            $   27,638     $    23,011       $    89,569    $    77,261
                                                            ==========     ===========       ===========    ===========


Operating profit (loss):
   Energy.................................................  $    3,457     $       932       $    15,014    $     5,462
   Real estate finance....................................       1,465           2,596             5,376         10,249
   Corporate..............................................      (1,479)         (2,571)           (5,344)        (9,129)
                                                            ----------     -----------       ------------   -----------

                                                            $    3,443     $       957       $    15,046    $     6,582
                                                            ==========     ===========       ===========    ===========


                                                                                          June 30,      September 30,
                                                                                            2001             2000
                                                                                        -----------     ---------------
                                                                                        (Unaudited)
                                                                                                 (in thousands)
Identifiable assets:
   Energy.............................................................................  $   159,349       $   147,775
   Real estate finance................................................................      206,224           202,335
   Corporate..........................................................................       98,546           151,007
                                                                                        -----------       -----------

                                                                                        $   464,119       $   501,117
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

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement to sell the majority of its existing and future production to First Energy Services Inc. (FES). Approximately 70% of the Company's current production is dedicated to the performance of this agreement for the 12-month period ending March 31, 2002. Payments from FES are guaranteed by its parent, First Energy Corporation, a publicly-traded company (NYSE: FE).

         The Company anticipates that it will negotiate mutually agreeable pricing terms for subsequent 12-month periods pursuant to the aforementioned agreement with FES. Management believes that the loss of any one customer would not have a material adverse as our production volumes could readily be absorbed by other purchasers.


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

Overview of Third Quarter of Fiscal 2001

         Our operating results and financial condition for the third quarter of fiscal 2001 reflect the further expansion of our energy operations, continuing a trend which began with the acquisition of The Atlas Group (now Atlas America) at the end of fiscal 1998 and continuing with the acquisition of Viking Resources at the end of fiscal 1999 and certain energy assets of Kingston Oil Corporation and American Exploration Company in the second quarter of fiscal 2001. The expansion of our energy operations is shown in the following tables:

                   Revenues as a Percent of Total Revenues(1)


                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                            --------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
Energy .....................................................     82%            72%               82%           72%
Real estate finance.........................................     14%            17%               14%           19%


                   Assets as a Percent of Total Assets(2)

                                                                                            June 30,           September 30,
                                                                                              2001                 2000
                                                                                        ----------------    ---------------
Energy(3).............................................................................          34%                   29%
Real estate finance...................................................................          44%                   40%


(1) The balance (4% and 11%, and 4% and 9%, for the three and nine months ended June 30, 2001 and 2000, respectively) is attributable to revenues derived from corporate assets not allocated to a specific industry segment, including cash and the common shares held in RAIT Investment Trust.
(2) The balance (22% and 31% at June 30, 2001 and September 30, 2000, respectively) is attributable to corporate assets not attributable to a specific industry segment, as referred to in (1), above.
(3) Energy assets expressed as a percent of total assets, excluding cash, were 39% and 38% at June 30, 2001 and September 30, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) (Continued)

Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit in our energy operations during the periods indicated:



                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                            --------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                              (in thousands, except
                                                                       sales price and production cost data)
Revenues:
    Production............................................  $    10,078    $     6,342       $    29,456    $    17,069
    Well drilling.........................................        8,905          6,921            32,389         28,463
    Well services.........................................        2,115          2,018             6,928          6,693
    Transportation........................................        1,520          1,283             4,282          3,596
                                                            -----------    -----------       -----------    -----------
                                                            $    22,618    $    16,564       $    73,055    $    55,821
                                                            ===========    ===========       ===========    ===========
Costs and expenses:
    Production............................................  $     1,743    $     1,452       $     4,957    $     5,166
    Exploration...........................................          644            240             1,203            874
    Well drilling.........................................        7,718          5,485            26,646         23,176
    Well services.........................................          989            699             2,963          3,079
    Transportation........................................          396            512             1,224            975
    Non-direct............................................        2,908          2,805             7,298          6,279
                                                            -----------    -----------       -----------    -----------
                                                            $    14,398    $    11,193       $    44,291    $    39,549
                                                            ===========    ===========       ===========    ===========

Production revenues(1):
    Gas...................................................  $     8,784    $     4,672       $    25,669    $    13,438
    Oil...................................................  $     1,187    $     1,593       $     3,586    $     3,511

Production volumes:
    Gas (thousand cubic feet ("mcf")/day) (1).............       19,521         15,401            17,944         16,701
    Oil (barrels ("bbls")/day)............................          574            617               507            547

Average sales price:
    Gas (per mcf).........................................  $      4.94    $      3.33       $      5.24    $      2.94
    Oil (per bbl).........................................  $     22.71    $     28.35       $     25.92    $     23.42

Average production cost:
    (per mcf equivalent unit).............................  $       .83    $       .83       $       .86    $       .94

----------
(1) Excludes sales of residual gas and sales to landowners.

         Our natural gas revenues were $8.8 million and $25.7 million in the three month and nine month periods ended June 30, 2001, an increase of $4.1 million (88%) and $12.2 million (91%) from $4.7 million and $13.4 million in the three month and nine month periods ended June 30, 2000. The increases were due to increases in the average sales price of natural gas of 48% and 78% for the three month and nine month periods ended June 30, 2001, respectively, and increases in the volume of natural gas we produced of 27% and 7% in the three month and nine month periods ended June 30, 2001, respectively. Our oil revenues were $1.2 million and $3.6 million in the three month and nine month periods ended June 30, 2001, a decrease of $406,000 (25%) and an increase of $75,000 (2%) from $1.6 million and $3.5 million in the three month and nine month periods ended June 30, 2000. In the three months ended June 30, 2001 the average sales price of oil decreased 20% while the average daily production decreased 7%. In the nine months ended June 30, 2001 oil volumes decreased 7% while average sales prices increased 11%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Results of Operations: Energy (Continued)

         Our production costs increased $291,000 (20%) and decreased $209,000 (4%) to $1.7 million and $5.0 million in the three month and nine month periods ended June 30, 2001, as compared to the same periods in the prior fiscal year. The increase for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 resulted from an increase in gas production volumes. The average production cost was unchanged at $.83 per mcf. The decrease for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000 reflects efficiencies we realized through our consolidation of field operations subsequent to various acquisitions.

         Our exploration costs were $644,000 and $1.2 million in the three month and nine month periods ended June 30, 2001, an increase of $404,000 (168%) and $329,000 (38%) from the three month and nine month periods ended June 30, 2000. These increases were due to increased personnel and operating expenses resulting from our increased drilling activities.

         Our well drilling revenues and expenses in the three month and nine month periods ended June 30, 2001 represent the billings and costs associated with the completion of 48 and 181 net wells for partnerships sponsored by Atlas America in the three month and nine month periods ended June 30, 2001 as compared to 42 and 151 net wells in the three month and nine month periods ended June 30, 2000, an increase of 6 wells and 30 wells, respectively. Our gross profit from drilling operations was $1.2 million (a 13% margin) and $5.7 million (an 18% margin) in the three month and nine month periods ended June 30, 2001 as compared to $1.4 million (a 21% margin) and $5.3 million (a 19% margin) in the three month and nine month periods ended June 30, 2000. The decrease in gross profit for the three months ended June 30, 2001 arose from a decrease in the average gross profit per well of approximately $9,000 (28%), which decreased gross profit by $398,000. This decrease was partially offset by an increase in the number of wells drilled, which increased gross profit by $148,000. The increase in gross profit for the nine months ended June 30, 2001 arose from an increase in the number of wells drilled, which increased gross profit by $952,000, partially offset by a decrease in gross profit per well, which decreased gross profit by $496,000. The average revenue per well increased $21,000 and decreased $10,000 during the three months and nine months ended June 30, 2001, respectively, while the average cost per well increased $30,000 and decreased $6,000 during the three months and nine months ended June 30, 2001, respectively. Both the revenue and cost per well are affected by changes in oil and gas prices and competition for services. Demand for drilling equipment and services has increased in the nine months ended June 30, 2001 as compared to the same period of the prior year, increasing the cost to us of obtaining third-party drilling and completion services.

         Our well services revenues increased as a result of an increase in the number of wells we operate. The increase in the number of wells resulted from new partnership wells drilled during fiscal 2001 and 2000 as discussed above. This increase was partially offset by a decrease in gas marketing revenues, associated with reduced activities in this area. Our well service expenses increased 41% in the three months ended June 30, 2001 and decreased 4% in the nine months ended June 30, 2001 as compared to the prior year. The increase in the three months resulted from an increase in labor costs due to the number of wells we service.

         Our transportation revenues, which are derived from our natural gas transportation agreements with partnerships we sponsor, increased slightly due to volumes associated with the addition of wells drilled and pipelines acquired. Our transportation expenses decreased 23% in the three months ended June 30, 2001 and increased 26% in the nine months ended June 30, 2001 as compared to the prior year. The decrease in the three months ended June 30, 2001 resulted from the adjustment in the current period of our estimates in prior periods of certain maintenance costs. The increase in the nine months ended June 30, 2001 resulted from expenses associated with the operations of pipelines acquired, including additional lease payments on compressors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.   (Continued)

Results of Operations: Energy (Continued)

         Non-direct expenses were $2.9 million and $7.3 million in the three month and nine month periods ended June 30, 2001, an increase of $103,000 (4%) and $1.0 million (16%). These expenses include, among other things, non-direct salaries and benefits, the costs of running the energy corporate office and outside services. These expenses increased due to the increased operations of our energy division including costs associated with our public pipeline subsidiary, Atlas Pipeline.

         Amortization of oil and gas properties as a percentage of oil and gas revenues was 17% and 15% for the three month and nine month periods ended June 30, 2001 compared to 30% and 31% for the three month and nine month periods ended June 30, 2000. The percentage reduction was directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas.


Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:



                                                                Three Months Ended                Nine Months Ended
                                                                     June 30,                         June 30,
                                                            --------------------------       --------------------------
                                                                2001            2000             2001           2000
                                                            -----------    -----------       -----------    -----------
                                                                                   (in thousands)
   Revenues:
     Interest received....................................  $     2,237    $     2,436       $     6,916    $     8,850
     Accreted discount....................................        1,427          1,507             4,579          3,995
     Gains on sales of loans and loan payments in
       excess of the carrying value of loans..............          496            349               891          1,414
     Net rental and fee income (expense)..................         (189)          (378)             (124)            69
                                                            ------------   -----------       ------------   -----------
                                                            $     3,971    $     3,914       $    12,262    $    14,328
                                                            ===========    ===========       ===========    ===========

   Cost and expenses......................................  $       408    $       628       $     1,169    $     2,083
                                                            ===========    ===========       ===========    ===========


Quarter Ended June 30, 2001 as Compared to the Quarter Ended June 30, 2000

         Revenues from our real estate finance operations increased $57,000 (1%) to $4.0 million in the three months ended June 30, 2001 from $3.9 million in the three months ended June 30, 2000. We attribute the increase to the following:

    o A decrease of $279,000 (7%) in interest income resulting from the following:
         - The repayment by a borrower in July 2000 of approximately $835,000 on one loan, which decreased interest income by $79,000 in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

         - The completion of accretion on six loans, which decreased interest income by $200,000 in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.   (Continued)

Results of Operations: Real Estate Finance (Continued)

 o An increase of $147,000 (42%) in gains from sales of loans and loan payments in excess of carrying value of loans primarily resulting from the following:

     - In June 2001 we sold a loan for $1.6 million in cash, having a book value of $1.1 million resulting in a gain of $459,000. The loan was sold to an unrelated individual who borrowed the proceeds from RAIT Investment Trust.

     - In May 2001, we received repayment in full of a loan in the amount of $2.2 million having a book value of $2.2 million. Our repayment was part of a transaction in which affiliates of ours arranged new financing from an independent lender in order to repay the full balance due to us.

     - For the prior year period we sold one loan to RAIT Investment Trust for $1.9 million in cash, having a book value of $1.6 million resulting in a gain of $273,000.

     - The increase was partially offset by a decrease of $23,000 resulting from the repayment of a loan in the amount of $110,000, having a book value of $74,000 resulting in a gain of $36,000 in the three months ended June 30, 2001 as compared to the repayment of a loan in the amount of $134,000, having a book value of $75,000 resulting in a gain of $59,000 in the three months ended June 30, 2000.

 o A decrease of $189,000 (50%) in net rental and fee expense resulting primarily from a one-time fee of $190,000 received in the three months ended June 30, 2001 from a real estate venture in which we own a 50% equity interest. No such fee was received in the three months ended June 30, 2000.

Nine Months Ended June 30, 2001 as Compared to the Nine Months Ended June 30,
2000

          Revenues decreased $2.1 million (14%) to $12.3 million in the nine months ended June 30, 2001 from $14.3 million in the nine months ended June 30, 2000. We attribute the decrease to the following:

 o A decrease of $1.4 million (11%) in interest income resulting from the following:

     - The repayment of two loans by two borrowers, one in October 1999 and one in July 2000 of approximately $59.6 million which decreased interest income by $1.8 million in the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000.

     - The sale of three loans, one in December 1999, one in June 2000 and one in March 2001, which decreased interest income by $893,000 in the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000.

     - The completion of accretion of discount with respect to ten loans, which decreased interest income by $838,000 in the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000.

     - These decreases were partially offset by an increase of $2.1 million in accretion of discount on nine loans in the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.   (Continued)

Results of Operations: Real Estate Finance (Continued)

 o A decrease of $523,000 (37%) in gains from sales of loan and loan payments in excess of carrying value of loans primarily resulting from the following:

     - The sale of three loans having book values totalling $22.1 million in the nine months ended June 30, 2001 for $22.9 million in cash resulting in gains of $795,000 as compared to the sale of three loans in the nine months ended June 30, 2000, of three loans having book values of $11.1 million for $12.4 million in cash resulting in gains of $1.3 million.

     - The repayment in the nine months ended June 30, 2001 of two loans for $225,000, having book values of $134,000 resulting in gains of $91,000 as compared to the repayment in the nine months ended June 30, 2000 of three loans for $323,000 having a book value of $196,000, resulting gains of $127,000 in the nine months ended June 30, 2000.

 o An decrease of $193,000 (280%) in net rental and fee income (expense) resulting primarily from an increase of $316,000 from a non-cash loss on one real estate venture. This loss was attributable to depreciation and other non-cash charges on an equity method investment. This loss was partially offset by a one-time service fee of $190,000 received in the nine months ended June 30, 2001 from a real estate venture in which we own a 50% equity interest. No such fee was received in the nine months ended June 30, 2000.


         Gains on the sale of loans and senior lien interests in loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gain on sale and fee income from period to period.

         Costs and expenses of our real estate finance operations were $408,000 and $1.2 million in the three months and nine months ended June 30, 2001, a decrease of $220,000 (35%) and $914,000 (44%) from $628,000 and $2.1 million in the same periods of the prior fiscal year. The decrease was primarily a result of a reduction in staff resulting from our determination in fiscal 2000 to concentrate our real estate activities on managing our existing loan portfolio.


Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $1.0 million and $4.3 million in the three months and nine months ended June 30, 2001, a decrease of $1.5 million (59%) and $2.9 million (40%) as compared to $2.5 million and $7.1 million during the three months and nine months ended June 30, 2000. The decrease in the three months and nine months ended June 30, 2001 as compared to the three months and nine months ended June 30, 2000 primarily resulted from $2.3 million and $5.6 million in interest recorded in the three months and nine months ended June 30, 2000 on advances we made to our discontinued equipment leasing subsidiary. No such interest income was recorded in the three and nine months ended June 30, 2001 since the subsidiary was sold on August 1, 2000 and the advances were repaid. The decrease in such interest income was partially offset by an increase in interest income of $274,000 and $1.8 million in the three months and nine months ended June 30, 2001 from the temporary investment of cash received from the sale of the subsidiary.

         Our general and administrative expenses decreased $270,000 (14%) to $1.6 million and $1.6 million (27%) to $4.2 million in the three months and nine months ended June 30, 2001, from $1.9 million and $5.7 million in the three month and nine month periods ended June 30, 2000. These decreases primarily resulted from a reduction in pension expense and salary and benefits. In addition, we redeployed certain personnel and their related payroll costs to energy and real estate operations from general and administrative expense.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.   (Continued)

Results of Operations: Other Revenues, Costs and Expenses (Continued)

         Our interest expense was $3.6 million and $11.3 million for the three month and nine month periods ended June 30, 2001, a decrease of $956,000 (21%) and $2.5 million (18%) from $4.6 million and $13.8 million for the three month and nine month periods ended June 30, 2000. This decrease primarily resulted from our repurchase of $25.8 million of our 12% senior notes since June 30, 2000, which reduced interest by $624,000 and $2.1 million for the three month and nine month periods ended June 30, 2001, respectively. In addition, a reduction in borrowings and lower rates received by our energy operations on funds borrowed decreased interest by $332,000 and $604,000 in the three month and nine month periods ended June 30, 2001, respectively.

         The minority interest in Atlas Pipeline is the interest of Atlas Pipeline's common unitholders. The minority interest arose as a result of the sale in February 2000 of our natural gas gathering operations to Atlas Pipeline in connection with Atlas Pipeline's initial public offering. We retained a 53%, now 52%, interest in Atlas Pipeline after the offering. Because we own more than 50% of Atlas Pipeline, it is included in our consolidated financial statements and the ownership by the public is shown as a minority interest. The minority interest in Atlas Pipeline's earnings was $895,000 and $3.5 million for the three months and nine months ended June 30, 2001 as compared to $770,000 and $1.1 million for the three month and nine month periods ended June 30, 2000, an increase of $125,000 (16%) and $2.4 million (210%), respectively. The increase was the result of an increase in net income of these gas gathering operations as well as having the year to date fiscal period reflect operations for a full nine months as compared to the prior fiscal period in which operations commenced on January 28, 2000.

         Our equity in the loss of an unconsolidated affiliate represents our 50% interest in the net loss of Optiron Corporation, an energy technology company formed in fiscal 2000.

         Our provision for possible losses was $806,000 and $450,000 in the nine months ended June 30, 2001 and 2000, respectively, an increase of $356,000 (79%). This increase resulted from a provision for possible losses against receivables associated with the Chapter 11 bankruptcy filing of an energy customer during the current fiscal year.

         Our effective tax rate increased to 35% in the nine months ended June 30, 2001 as compared to 31% in the nine months ended June 30, 2000 because the higher earnings in the nine months ended June 30, 2001 were not accompanied by a parallel increase in the constant level of tax credits and depletion generation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.   (Continued)

Liquidity and Capital Resources

         Following the sale of our equipment leasing operations in August 2000, our major sources of liquidity have been the proceeds from that sale, funds generated by operations, funds raised from investor partnerships relating to our energy operations, the sale of real estate loans and borrowings under our existing energy and real estate finance credit facilities. We have employed these funds principally for the expansion of our energy operations, the repurchase of our senior notes and common stock and the acquisition of two senior lien interests in loans in which we held junior positions. The following table sets forth our sources and uses of cash for the nine months ended June 30, 2001 and 2000:

                                                          Nine Months Ended
                                                  -----------------------------
                                                              June 30,
                                                  -----------------------------
                                                      2001              2000
                                                  -----------       -----------
                                                          (in thousands)
Provided by operations..........................  $    11,990       $     8,494
(Used in) provided by investing activities......      (22,939)           38,510
Used in financing activities....................      (52,390)          (57,819)
Used in discontinued operations.................            -           (10,467)
                                                  -----------       -----------
                                                  $   (63,339)      $   (21,282)
                                                  ===========       ===========

         We had $53.8 million in cash and cash equivalents on hand at June 30, 2001, as compared to $117.1 million at September 30, 2000. Our ratio of earnings to fixed charges was 1.2 to 1.0 in the quarter ended June 30, 2001 as compared to .4 to 1.0 in the quarter ended June 30, 2000.

         Our cash provided by operating activities for the nine months ended June 30, 2001 increased $3.5 million (41%) as compared to the nine months ended June 30, 2000. This increase was principally due to the following:

         Net income from continuing operations, adjusted for non-cash items, increased $9.1 million.

     o In energy, income increased $9.0 million for the nine months ended June 30, 2001 compared to June 30, 2000. The increase was primarily due to increased earnings from our drilling activities and higher natural gas prices. We drilled an additional 30 net wells compared to the prior period. Average natural gas prices for the nine months ended June 30, 2001 were $5.24 per mcf as compared to $2.94 for the prior period.

     o Other non-core business events increased income $7.9 million. This increase was primarily due to decreased general and administrative and interest expense. General and administrative expense decreased primarily as a result of a reduction in pension expense, reduced salary and benefits and the redeployment of certain personnel and their related payroll costs to our energy and real estate divisions. Interest expense decreased primarily as a result of the repurchase of $25.8 million of our 12% senior notes during the nine months ended June 30, 2001.

     o Interest income decreased $5.4 million. The decrease was primarily due to reduced interest income from our discontinued small-ticket leasing subsidiary that we sold in August 2000.

     o In real estate, income decreased $2.5 million. The decrease was primarily due to reduced income related to two loan repayments and the sale of three other loans during the nine months ending June 30, 2001.

         Deferred income taxes decreased $6.7 million as a result of a reduction in deferred taxes in the prior year due to sale of our pipeline in February 2000.

         Changes in operating assets and liabilities decreased cash flow by $9.0 million, primarily due to a $9.6 million payment to retire our 12% senior notes that was accrued at September 30, 2000. A similar payment was not made for the nine months ended June 30, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.   (Continued)

Liquidity and Capital Resources (Continued)

     In real estate, collection of interest decreased $3.2 million. This decrease was primarily due to the repayment of two loans and the sale of three other loans during the nine months ended June 30, 2001.

     Investing activities used cash of $22.9 million in the nine months ended June 30, 2001 compared to providing $38.5 million in the nine months ended June 30, 2000. This $61.4 million reduction is due primarily to the following:

     - In energy, capital expenditures and asset acquisitions increased $7.5 million. This increase was mostly due to the purchase of certain assets from Kingston Oil Inc. and American Refining and Exploration Co. and the addition of 30 net wells. In addition, increases in other assets include $1.2 million in advances to our unconsolidated subsidiary.

     - In real estate, principal payments and proceeds from loan sales decreased $49.1 million (68%). This was primarily due to the repayment of a loan associated with a building in which we held a mortgage during the nine months ended June 30, 2000. Investments in real estate loans and ventures increased $20.9 million as a result of the purchase of two loan participations during the nine months ended June 30, 2001.

     - The increase in other assets includes the purchase of 370,000 shares in RAIT Investment Trust for $4.9 million and a final payment of $2.3 million in accordance with the purchase agreement of Viking Resources Corporation. For the nine months ended June 30, 2000, no transactions of this nature occurred.

     - Net assets of our discontinued operations changed by $17.4 million in the nine months ended June 30, 2000. Our small ticket equipment leasing company was sold in August 2000. In addition, principal payments on notes increased $3.7 million as a result of payments received on a note issued as part of the August 2000 sale.

     - Other assets also decreased cash flow of $1.8 million due to certain investments made during the nine months ended June 30, 2000.

     Cash used in our financing activities decreased $5.4 million (9%) for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000. This was due primarily to the following:

     - In real estate, principal payments on borrowings decreased $62.5 million. This was due to the repayment of a loan in the nine months ended June 30, 2000. No similar repayment occurred in the nine months ended June 30, 2001.

     - In energy, net borrowings for the same period decreased $26.4 million. This increase was due to additional working capital requirements, primarily due to our increased drilling activities.

     - These decreases in principal payments were offset by a $12.3 million increase in payments on other debt which includes the retirement of $17.1 million of our 12% senior notes, $10.0 million of which was accrued at September 30, 2000.

     - Net proceeds from the initial public offering of Atlas Pipeline were $14.0 million during the nine months ended June 30, 2000.

     - Cash used to purchase treasury shares increased $57.1 million as a result of our Dutch Tender offer which was completed in October 2000.

     During the nine months ended June 30, 2001, we invested $10.0 million in the development of wells for partnerships we sponsor. Additionally, we spent $6.5 million on energy acquisitions. At June 30, 2001 we have a drilling backlog of approximately 60 wells. We believe that our capital resources are adequate to meet our capital requirements for the next twelve months. Our principal sources of cash are operating cash flow and availability to draw on our credit facility. However, future cash flows are subject to a number of variables. There can be no assurances that internal cash flow and existing credit facilities will provide sufficient funds to maintain planned capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in interest rates and oil and gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonable possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than trading.

         General. During the nine months ended June 30, 2001, our investments in real estate loans did not undergo material change other than changes resulting from normally recurring debt service payments received except for the sale of three loans having book values totalling $22.1 million and the purchase of senior positions in two loans in which we held junior positions at a cost of $21.6 million. Our long-term debt generally did not undergo material change other than changes resulting from normally recurring debt service payments. We entered into a $10.0 million term loan facility secured by certain mortgage loans, as discussed in "Real Estate Finance", below.

         Energy. At June 30, 2001, the amount outstanding under a revolving loan attributable to our energy operations increased to $37.9 million from $23.2 million at September 30, 2000. The weighted average interest rate for this facility decreased from 8.54% at September 30, 2000 to 7.34% at June 30, 2001, due to a decrease in market index rates used to calculate the facility's interest rates.

         In October 2000, a $10.0 million revolving credit facility was obtained to fund the expansion of Atlas Pipeline's existing gathering systems and the acquisitions of other gas gathering systems. In the nine months ended June 30, 2001, $2.1 million was drawn under this facility to fund two acquisitions of gas gathering systems and to fund certain capital expenditures. This balance is outstanding as of June 30, 2001. At the borrower's option, the facility bears interest at either the lending institution's prime rate plus 50 basis points or the Euro Rate, which is defined as an average of specified London InterBank Offered Rate ("LIBOR") rates plus 150 to 200 basis points, depending upon Atlas' leverage ratio. At June 30, 2001, the weighted average interest rate was 7.5%.

         Commodity Price Risk. Our major market risk exposure in commodities is the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to U.S. natural gas production. Pricing for oil and gas production has been volatile and unpredictable for many years. We periodically enter into financial hedging activities with respect to a portion of our projected gas production. These financial hedging activities are intended to reduce the impact of oil and gas price fluctuations. Realized gains and losses from the settlement of these hedges are recognized in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when the commodity is delivered. We do not hold or issue derivative instruments for trading purposes.

         As of June 30, 2001, we had no gas hedges in place. Gains or losses on hedging transactions are the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. Transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. Net losses incurred relating to our hedging activity for the three months and nine months ended June 30, 2001 were approximately $62,000 and $829,000, respectively.

         Real Estate Finance. The following information is with respect to our loans that are not interest rate sensitive. During the nine months ended June 30, 2001, our outstanding loans receivable (to our interest) decreased $869,000 (.3%) to $295.6 million in the aggregate and the carried cost of our loans increased $4.4 million (2%) to $188.4 million in the aggregate. The principal balance of related senior lien interests decreased $66.8 million (23%) to $224.9 million in the aggregate. These changes were principally attributable to the sale or repayment of three loans.

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

         The interest rate on our real estate revolving lines of credit, which was prime rate (as defined below) plus .75% for the outstanding $6.8 million line at Hudson United Bank, and the prime rate (as defined below) for the $18.0 million and $5.0 million lines of credit at Sovereign Bank, decreased during the period ended June 30, 2001 because there were three decreases in the defined prime rate. The prime rate, as defined in each of these lines of credit, is the "prime rate" as reported in The Wall Street Journal (6.75% at June 30, 2001).

         During the nine months ended June 30, 2001, we entered into a $10.0 million term loan agreement. The loan bears interest at a rate equal to LIBOR plus 350 basis points, adjusted annually, and matures October 31, 2006. At June 30, 2001, $9.0 million of the loan had been drawn with an interest rate of 10.26%.

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


                                                 RESOURCE AMERICA, INC.
                                                 (Registrant)

Date:  August 14, 2001                           By:  /s/ Steven J. Kessler
       ---------------                                --------------------------
                                                      STEVEN J. KESSLER
                                                      Senior Vice President and
                                                      Chief Financial Officer

Date:  August 14, 2001                           By:  /s/ Nancy J. McGurk
       ---------------                                --------------------------
                                                      NANCY J. McGURK
                                                      Vice President-Finance and
                                                      Chief Accounting Officer