Form 10-K
period 2001-09-30
RESOURCE AMERICA INC
filed 2001-12-28
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-4408

                             RESOURCE AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           72-0654145
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

          1845 Walnut Street
             Suite 1000
          Philadelphia, PA                                      19103
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code: (215) 546-5005 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on December 10, 2001, was approximately $135.7 million.

The number of outstanding shares of the registrant's common stock on December 10, 2001 was 17,455,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant's 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I                                                                                                          Page
                                                                                                                ----
     Item 1:    Business..................................................................................        3
     Item 2:    Properties................................................................................       27
     Item 3:    Legal Proceedings.........................................................................       28
     Item 4:    Submission of Matters to a Vote of Security Holders.......................................       28

PART II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.....................       29
     Item 6:    Selected Financial Data...................................................................       30
     Item 7:    Management's Discussion and Analysis of Financial Condition
                    and Results of Operation..............................................................       31
     Item 7A:   Quantitative and Qualitative Disclosures About Market Risk................................       42
     Item 8:    Financial Statements and Supplementary Data...............................................       46
     Item 9:    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................................................       84

PART III
     Item 10:   Directors and Executive Officers of the Registrant........................................       84
     Item 11:   Executive Compensation....................................................................       84
     Item 12:   Security Ownership of Certain Beneficial Owners and Management............................       84
     Item 13:   Certain Relationships and Related Transactions............................................       84

PART IV
     Item 14:   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K...................................................................       85

SIGNATURES................................................................................................       89

                                     PART I

ITEM 1.  BUSINESS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE REGISTRANT'S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE REGISTRANT'S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, LACK OF REVENUES, COMPETITION, NEED FOR ADDITIONAL CAPITAL, RISKS ASSOCIATED WITH EXPLORING, DEVELOPING, AND OPERATING OIL AND NATURAL GAS WELLS, AND FLUCTUATIONS IN THE MARKET FOR NATURAL GAS AND OIL.

General

         We are a specialized financial services company that uses industry-specific expertise and experience to generate investment opportunities for our own account and for investors in the energy, real estate and equipment leasing industries. We manage approximately $1.0 billion in these sectors as follows:

          o    $348.0 million of energy assets,

          o    $618.0 million of real estate loans,

          o    $39.0 million of equipment leasing assets.

         Energy assets represent the discounted net present value of reserves owned by us and our drilling partnerships and the book value of Atlas Pipeline; real estate loans are stated at the amount of our outstanding loans receivable; and equipment leasing assets are stated at the original cost of leased equipment.

          In energy, we drill for and produce natural gas in the Appalachian Basin. At September 30, 2001, we and the partnerships we manage own and/or operate approximately 4,600 wells and well interests. We also sponsored, and manage, Atlas Pipeline Partners, L.P., a publicly-traded (AMEX symbol "APL") natural gas pipeline partnership, which had over $26.0 million of assets at September 30, 2001. A subsidiary of ours is the general partner of Atlas Pipeline and we own a combined 51% general and limited partner interest in Atlas Pipeline.

         In real estate finance, we manage a portfolio of real estate loans for our own account. We have also sponsored RAIT Investment Trust, a publicly traded (AMEX symbol "RAS") real estate investment trust which has over $350.0 million in assets. At September 30, 2001, we owned 11% of RAIT's outstanding common shares and a representative of the Company sits on RAIT's board. We also own real estate in Philadelphia, PA and Savannah, GA.

         In equipment leasing, we manage a portfolio of equipment leasing assets on behalf of five publicly held partnerships of which we are the general partner. We intend to pursue expansion of this business.

         For financial information regarding each of our business operations, you should read Note 16 to our consolidated financial statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

Energy Operations

General

         Our energy operations are concentrated in the Western New York, Eastern Ohio and Western Pennsylvania region of the Appalachian Basin. As of September 30, 2001:

          o We had, either directly or through partnerships and joint ventures managed by us, interests in 4,602 wells (including royalty or overriding royalty interests in 505 wells), of which we operate 4,005 wells.

          o Wells in which we have an interest produced, net to our interest, approximately 17,400 thousand cubic feet, or "mcfs," of natural gas and 486 barrels, or "bbls," of oil per day.

          o We owned proved reserves of approximately 128.9 billion cubic feet equivalent, or "bcfe," of natural gas and oil with a net present value of $127.3 million. We define net present value as the pre-tax future net revenues from the reserves priced at approximately $3.81 per mcf for natural gas and $19.60 per bbl for oil, discounted at 10% ("SEC PV-10") over the productive life of the reserves.

          o We had an interest in 496,000 gross acres (409,000 net acres) of developed and undeveloped properties.

          o We owned and operated, directly or through our Atlas Pipeline subsidiary, over 1,300 miles of gas gathering systems and pipelines.

         Since 1976, we or our predecessors have funded our development and production operations through private and, since 1992, public drilling partnerships sponsored by us. We act as the managing general partner of each of these partnerships, contribute the leases on which the partnership drills, and contribute a proportionate share of the partnership's cash capital. We retain a percentage interest in the wells through our general partner's interest, generally between 25% and 34%, and receive monthly operating and administrative fees. In addition, we typically act as the drilling contractor and operator of the wells drilled by the partnerships on a fee basis. In the fiscal year ended September 30, 2001, we obtained funding of $45.0 million through one public and two private investment partnerships.

         Natural gas produced from wells we operate is collected in gas gathering pipeline systems owned and operated by Atlas Pipeline, and transported to public utility pipelines for delivery to our customers. We sell the natural gas we produce to customers such as gas brokers and local utilities under a variety of contractual arrangements. We sell the oil we produce to regional oil refining companies at the prevailing spot price for Appalachian crude oil.

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

Exploration, Development and Operation

         The following table sets forth information as of September 30, 2001 regarding productive natural gas and oil wells in which we have a working interest:

                                                  Number of Productive Wells
                                              --------------------------------
                                                 Gross(1)           Net(1)
                                              ------------       -------------

     Oil wells..............................         239                 207
     Gas wells..............................       3,858               2,164
                                                --------           ---------
         Total..............................       4,097               2,371
                                                ========           =========
----------
(1) Includes our equity interest in wells owned by 85 partnerships and various joint ventures. Does not include our royalty or overriding interests in 505 other wells.

     As of November 29, 2001, we were in the process of drilling 11 gross (nine net) wells.

         The following table sets forth the quantities of natural gas and oil produced net to our interest, average sales prices, and average production (lifting) costs per equivalent unit of production, for the periods indicated. The increase in production from fiscal 1999 to fiscal 2000 reflects the effects of our acquisition of Viking Resources in August 1999.

                                 Production                           Average Sales Price          Average Lifting
Fiscal                  -----------------------------             ---------------------------          Cost per
Year                    Oil(bbls)           Gas(mcf)                per bbl          per mcf          mcfe(1)(2)
-----                   ---------           --------                -------          -------         ------------
2001                     177,437            6,342,667               $25.56             $5.04           $.84
2000                     195,974            6,440,154               $24.50             $3.15           $.95
1999                      85,045            4,342,430               $14.57             $2.37           $.99

----------
(1)    Oil production is converted to mcfe at the rate of six mcf per bbl.
(2) Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

         We are not, nor are the partnerships and joint ventures we manage, obligated to provide any fixed quantities of oil or gas in the future under existing contracts.

         The following table sets forth information with respect to the number of wells completed during fiscal 2001, 2000 and 1999, irregardless of when drilling was initiated.

                           Exploratory Wells                                   Development Wells
               -----------------------------------------           ---------------------------------------
                 Productive                     Dry                   Productive                  Dry
               ---------------           ---------------           ---------------          --------------
Fiscal
Year            Gross      Net            Gross      Net             Gross     Net           Gross     Net
-----           -----      ---            -----      ---             -----     ---           -----     ---
2001               -         -                -        -            256.0     76.6              1      .27
2000               -         -             1.0       .18            155.0     41.2              3      .80
1999(1)            -         -             1.0       .20            145.0     41.9              -        -

----------
(1) Includes wells drilled by Viking Resources for only the one month period from August 31, 1999, the date of its acquisition, to September 30, 1999.

         We provide, on a fee basis, a variety of well services to wells we operate and to wells operated by independent third parties. These services include well operations, petroleum engineering, well maintenance and well work over and are provided at rates in conformity with general industry standards in the Appalachian Basin.

Oil and Gas Reserve Information

         The following tables summarize information regarding our estimated proved natural gas and oil reserves as of September 30, 2001, 2000 and 1999. All of our reserves are located in the United States. The estimates relating to our proved natural gas and oil reserves and future net revenues of natural gas and oil reserves are based upon reports prepared by Wright & Company, Inc. In accordance with SEC guidelines, we make the standardized and SEC PV-10 estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following weighted average prices:

                                                Years Ended September 30,
                                          --------------------------------------
                                             2001         2000           1999
                                          ---------    ---------       ---------

Natural gas (per mcf)...................  $   3.81     $    4.49       $   2.91

Oil (per bbl)...........................  $  19.60     $   26.84       $  20.92

         Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of Wright & Company. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those used by Wright & Company in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, we cannot assure you that the reserves set forth in the following tables will ultimately be produced nor can we assure you that the proved undeveloped reserves will be developed within the periods anticipated. You should not construe the discounted future net cash inflows as representative of the fair market value of our proved natural gas and oil properties. Discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

         For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see Note 17 of the Notes to Consolidated Financial Statements included in this report.

                                                                     Proved Natural Gas and Oil Reserves
                                                                                 At September 30,
                                                                    -------------------------------------
                                                                       2001          2000          1999
                                                                     --------      --------      --------
Natural gas reserves (mmcf)(1):
   Proved developed reserves ..................................        80,249        74,333        66,216
   Proved undeveloped reserves ................................        37,868        38,810        41,956
                                                                     --------      --------      --------
   Total proved reserves of natural gas .......................       118,117       113,143       108,172
                                                                     ========      ========      ========

Oil reserves (mbbl)(2):
   Proved developed reserves ..................................         1,735         1,767         1,685
   Proved undeveloped reserves ................................            66             -             -
                                                                     --------      --------      --------
   Total proved reserves of oil ...............................         1,801         1,767         1,685
                                                                     --------      --------      --------

Total proved reserves (mmcfe)(3) ..............................       128,923       123,745       118,282
                                                                     ========      ========      ========

PV-10 estimate of cash flows of proved reserves (in thousands):
   Proved developed reserves ..................................      $109,288      $122,852      $ 66,134
   Proved undeveloped reserves ................................        17,971        17,929         9,083
                                                                     --------      --------      --------
       Total PV-10 estimate ...................................      $127,259      $140,781      $ 75,217
                                                                     ========      ========      ========

----------
(1)   "mmcf" means a million cubic feet.
(2)   "mbbl" means a thousand barrels.
(3) "mmcfe" means a million cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel.

Developed and Undeveloped Acreage

         The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of September 30, 2001. The information in this table includes our equity interest in acreage owned by partnerships sponsored by us.

                                                               Developed Acreage             Undeveloped Acreage
                                                              ---------------------        ----------------------
                                                               Gross         Net            Gross          Net
                                                              --------    ---------        --------      --------
   Arkansas...............................................       2,560          403               -             -
   Kansas.................................................         160           20               -             -
   Kentucky...............................................         924          462          13,400         6,700
   Louisiana..............................................       1,819          206               -             -
   Mississippi............................................          40            3               -             -
   New York...............................................      22,728       17,058          13,131        13,131
   Ohio...................................................     133,043      109,027          77,467        74,000
   Oklahoma...............................................       4,323          648           1,460           146
   Pennsylvania...........................................      80,992       60,892         117,041       117,040
   Texas..................................................       4,520          329               -             -
   Utah...................................................         160           37           7,073         1,189
   West Virginia..........................................       1,077          539          14,552         7,276
                                                              --------    ---------        --------      --------
                                                               252,346      189,624         244,124       219,482
                                                              ========    =========        ========      ========

         The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have terms that vary from less than one year to five years. We paid rentals of approximately $448,000 in fiscal 2001 to maintain our leases.

         We believe that we hold good and indefeasible title to our properties, in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities; we do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, only a perfunctory title examination is conducted at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination; curative work is performed on defects that we deem significant. We have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

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

Financing Our Drilling Activities

         Since we acquired Atlas America and Viking Resources, we have derived a substantial portion of our capital resources for drilling operations from our sponsored drilling partnerships. Accordingly, the amount of development activities we undertake depends upon our ability to obtain investor subscriptions to the partnerships. During fiscal 2001, our drilling partnerships invested $55.1 million in drilling and completing wells, of which we contributed $11.7 million. In fiscal 2000, our drilling partnerships invested $39.9 million in drilling and completing wells, of which we contributed $9.6 million.

         Our drilling partnerships are generally structured so that, upon formation of a partnership, we contribute leaseholds to it, enter into a drilling and well operating agreement with it and become its general or managing partner.

         As general partner, we typically receive an interest in partnership net revenues in proportion to our contributed capital (including the costs of leases contributed), which increases if we meet specified target levels of distributions to investors. Our interests in partnerships formed during the past three fiscal years range from 25% to 34%. We also receive monthly operating fees of approximately $275 per well and monthly administrative fees of $75 per well.

Pipeline Operations

         In February 2000, we sold substantially all of our pipeline systems to Atlas Pipeline for $16.6 million in cash and 1,641,026 subordinated units of the newly-formed limited partnership. As of September 30, 2001, our subordinated units constituted a 50% interest in Atlas Pipeline. Atlas Pipeline Partners GP, LLC, an indirect wholly-owned subsidiary, is the general partner of Atlas Pipeline and, on a consolidated basis, has a 2% interest in Atlas Pipeline. Atlas Pipeline Partners GP manages the activities of Atlas Pipeline using Atlas America and Viking Resources personnel who act as its officers and employees. At September 30, 2001, Atlas Pipeline owned approximately 1,300 miles of intrastate gathering systems located in Eastern Ohio, Western New York and Western Pennsylvania, to which approximately 4,000 natural gas wells were connected.

         Our subordinated units are a special class of interest in Atlas Pipeline under which our rights to distributions are subordinated to those of the publicly held common units. The subordination period extends until December 31, 2004 and will continue beyond that date if financial tests specified in the partnership agreement are not met. Our interests also include a right to receive incentive distributions if the partnership meets or exceeds its minimum quarterly distribution obligations to the common and subordinated units as follows:

          o of the first $.10 per unit available for distribution in excess of the $.42 minimum quarterly distribution, 85% goes to all unit holders (including to us as a subordinated unit holder) and 15% goes to us as general partner;

          o of the next $.08 per unit available for distribution, 75% goes to all unit holders and 25% goes to us as a general partner, and

          o after that, 50% goes to all unit holders and 50% goes to us as general partner.

         In connection with our sale of the gathering systems to Atlas Pipeline, we entered into agreements that require us to perform the following:

          o Connect wells owned or controlled by us that are within specified distances of Atlas Pipeline's gathering systems to those gathering systems.

          o Provide stand-by construction financing to Atlas Pipeline for gathering system extensions and additions, to a maximum of $1.5 million per year, until 2005.

          o Pay gathering fees to Atlas Pipeline for natural gas gathered by the gathering systems equal to the greater of $.35 per mcf ($.40 per mcf in certain instances) or 16% of the gross sales price of the natural gas transported. For the quarter ended September 30, 2001, these gathering fees averaged $.59 per mcf.

          o Support a minimum quarterly distribution by Atlas Pipeline to holders of non-subordinated units of $.42 per unit (an aggregate of $1.68 per fiscal year) until February 2003. We have established a letter of credit administered by PNC Bank to support our obligation. The face amount of the letter of credit as of September 30, 2001 is $3.2 million. The required face amount of the letter of credit is reduced by $630,000 per quarter.

         We believe that we are in compliance with all the requirements of the agreements. We have not been required to provide any construction financing. For Atlas Pipeline's initial quarter of operations, ending March 31, 2000, due to the timing of Atlas Pipeline's cash receipts we provided $443,000 of distribution support. No distribution support has been required in any subsequent quarter.

Sources and Availability of Raw Materials

         We contract for drilling rigs and purchase goods and services necessary for the drilling and completion of wells from a substantial number of drillers and suppliers, none of which supplies a significant portion of our annual needs. During fiscal 2001, we faced no shortage of these goods and services. The duration of the current supply and demand situation for drilling rigs and other goods and services cannot be predicted with any certainty due to numerous factors affecting the oil and gas industry, particularly, the demand for oil and gas.

Major Customers

         During fiscal 2001, gas sales to two purchasers accounted for 46% and 12%, respectively of our total production revenues. During fiscal 2000, gas sales to three purchasers accounted for 37%, 11% and 11%, respectively, of our total production revenues. Also during fiscal 2001 and 2000, respectively, oil sales to one purchaser accounted for 11% and 17% of such revenues.

Competition

         The energy industry is intensely competitive in all of its aspects. Competition arises not only from numerous domestic and foreign sources of natural gas and oil but also from other industries that supply alternative sources of energy. Competition is intense for the acquisition of leases considered favorable for the development of natural gas and oil in commercial quantities. Product availability and price are the principal means of competition in selling oil and natural gas. Moreover, we also compete with a number of other companies that offer interests in drilling partnerships. Many of our competitors possess greater financial and other resources than ours which may enable them to identify and acquire desirable properties and market their natural gas and oil production more effectively than we do. While it is impossible for us to accurately determine our comparative industry position, we do not consider our operations to be a significant factor in the industry. As a result, competition for investment capital to fund drilling partnerships is intense.

Markets

         The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends upon numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability in oil and gas producing countries and regions, market demand, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Currently, the supply of both crude oil and natural gas is more than sufficient to meet United States demand. This condition has had, and may continue to have, a negative impact on us through lower prices for our natural gas and oil. We cannot predict whether or for how long these conditions will last, or their impact on our business strategy of acquiring additional natural gas properties and energy companies.

Governmental Regulation

         Our energy business and the energy industry in general are heavily regulated, including regulation of production, environmental quality and pollution control, and pipeline construction and operation. State and federal regulations generally are intended to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. We believe that we are in substantial compliance with applicable regulatory requirements. The following discussion of the regulations of the United States energy industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

         Regulation of Exploration and Production. Many states require permits for drilling operations, drilling bonds and reports concerning operations, and impose requirements concerning the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. Many states also impose various conservation requirements, including regulation of the size of drilling and spacing (or proration) of units, the density of wells which may be drilled and the unitization or pooling of properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and, therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, some state conservation laws establish requirements regarding production rates and related matters. The effect of these regulations may be to limit the amount we can produce and may limit the number of wells or the locations at which we can drill. The regulatory burden on the energy industry increases our costs of doing business and, consequently, affects our profitability. Since these laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.

         Regulation of Pipelines. While natural gas pipelines generally are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938, because Atlas Pipeline's individual gathering systems perform primarily a gathering function, as opposed to the transportation of natural gas in interstate commerce, Atlas Pipeline believes that it is not subject to regulation under the Natural Gas Act. However, Atlas Pipeline delivers a significant portion of the natural gas it transports to interstate pipelines subject to FERC regulation. The regulation principally involves transportation rates and service conditions which affect revenues we receive for our natural gas production. Through a series of initiatives by FERC, the interstate natural gas transportation and marketing system has been substantially restructured to increase competition. In particular, in Order No. 636, FERC required that interstate pipelines provide transportation separate, or "unbundled," from their sales activities, and required that interstate pipelines provide transportation on an open access basis that is equal for all natural gas suppliers. Although Order No. 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although some appeals remain pending and FERC continues to review and modify its regulations regarding the transportation of natural gas. We cannot predict what actions FERC will take in the future. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

         State-level regulation for pipeline operations in Ohio, New York and Pennsylvania is generally through the Public Utility Commission of Ohio, the New York Public Service Commission and the Pennsylvania Public Utilities Commission, respectively. Atlas Pipeline has been granted an exemption from regulation by the Public Utility Commission of Ohio, and believes that it is not subject to New York or Pennsylvania regulation since it does not provide service to the public generally.

         Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil, and pipelines, can be liable for fines, penalties and clean-up costs for pollution caused by the wells or the pipelines. Moreover, the owners' or operators' liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. Natural gas pipelines are also subject to safety regulation under the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Act of 1992 which, among other things, dictate the type of pipeline, quality of pipeline, depth, methods of welding and other construction-related standards. State public utility regulators in New York, Ohio and Pennsylvania have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

         We do not anticipate that we will be required in the near future to expend amounts that are material in relation to our revenues by reason of environmental laws and regulations, but since as these laws and regulations change frequently, we cannot predict the ultimate cost of compliance. We cannot assure you that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

Energy Technology

         We own a 50% interest in Optiron Corporation, with a right, through conversion of a note from Optiron, to increase that interest to 68.5%. Optiron's business, which focuses on providing the energy industry with information management software, currently offers one principal product, the ReadiSystem(TM) (Retail Energy Automated Data Integration). The ReadiSystem(TM) consolidates all billing and customer account information into a single source and features online bill paying for customers, flexible invoice generation, account and payment history tracking, management of payment adjustments, delinquent customer tracking and production of collection notices and service/work order dispatching and tracking. The technology also provides accounting and management reporting functions. Although originally designed for natural gas and electric utility companies, we believe that the ReadiSystem(TM) can be used by other mass market distribution companies such as telecommunications and water utility companies.

Real Estate Finance

General

         From fiscal 1991 through fiscal 1999, we sought to purchase and resolve troubled commercial real estate loans at discounts to their outstanding loan balances and the appraised value of their underlying properties. During fiscal 2000, we determined that our real estate finance activities should emphasize managing our existing loan portfolio and, as a result, during fiscal 2001 we originated only one real estate loan and did not acquire any new loans. As part of the management process or as opportunities arise, we may sell, purchase or originate portfolio loans in the future.

         At September 30, 2001, our loan portfolio consisted of 33 loans with aggregate outstanding loan balances of $617.8 million. These loans were acquired at an investment cost of $403.7 million, including subsequent advances. During the fiscal years ended September 30, 2001, 2000 and 1999, the yield on our net investment in our portfolio loans equaled 9%, 9% and 22%, respectively, including gains on sale of senior lien interests in, and gains, if any, resulting from proceeds received by us when property owners refinanced their loans. Gross profit from our real estate finance activities for the same periods was $11.6 million, $11.8 million and $35.3 million, respectively. For these purposes, we calculate gross profit as revenues from loan activities minus costs, including interest, provision for possible losses and less depreciation and amortization, without allocation of corporate overhead.

         We seek to reduce the amount of our capital invested in portfolio loans, and to enhance our returns, through borrower refinancing of the properties underlying our loans. Before January 1, 1999, we also sought to sell senior lien interests; since that date, we have sought to structure our senior lien transactions as financings rather than sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Real Estate Finance." At September 30, 2001, senior lien holders held outstanding obligations of $279.9 million. Pursuant to agreements with most borrowers, we generally retain the excess of operating cash flow after required debt service on senior lien obligations as debt service on the outstanding balance of our loans.

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

         We may alter these arrangements in appropriate circumstances. Where a borrower refinances a portfolio loan (or where we acquired a loan subject to existing senior debt), we may agree that the revenues be paid to an account controlled by the senior lienholder, with the excess over amounts payable to the senior lienholder being paid directly to us. As of September 30, 2001, revenues are being paid directly to senior lienholders with respect to one loan (loan 7 in the table under "Loan Status,"). Where the property is being managed by Brandywine Construction and Management, Inc., a property manager affiliated with us, we may direct that property revenues be paid to Brandywine as our managing agent. As of September 30, 2001, revenues are being paid to Brandywine with respect to two loans (loans 25 and 30). Where we believe that operating problems with respect to an underlying property have been substantially resolved, we may permit the borrower to retain revenues and pay property expenses directly. As of September 30, 2001, we permitted borrowers with respect to six loans (loans 24, 31, 32, 41, 50 and 51) to do so.

         As a result of the requirement that borrowers retain a property management firm acceptable to us, Brandywine has assumed responsibility for supervisory and, in many cases, day-to-day management of the underlying properties with respect to substantially all of our portfolio loans as of September 30, 2001. In seven instances, the president of Brandywine (or an entity affiliated with him) has also acted as the general partner, president or trustee of the borrower.

         The minimum payments required under a forbearance agreement are normally materially less than the debt service payments called for by the original terms of the loan. The difference between the minimum required payments under the forbearance agreement and the payments called for by the original loan terms continues to accrue but, except for amounts recognized as accretion of discount, are not recognized as revenue until actually paid. For a discussion of how we account for accretion of discount, you should read "Accounting for Discounted Loans."

         When we refinance or sell a senior lien interest, the forbearance agreement typically will remain in effect, subject to any modifications required by the refinance lender or senior lien holder.

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

Refinancings

         In borrower refinancings, we reduce the amount outstanding on our loan by the amount of the net refinancing proceeds received by us and either convert the outstanding balance of the original note into the stated principal amount of an amended note on the same terms as the original note, or retain the original loan obligation as paid down by the amount of refinance proceeds we receive. The interest rate on the refinancing is typically less than the interest rate on our retained interest.

         Before January 1, 1999, we sought to sell senior lien interests in our loans. Although we made a strategic decision to structure our transactions after such date as financings, we retain the right to sell a senior interest in a loan where it is economically advantageous to do so. When we sell a senior lien interest, the outstanding balance of our loan at the time of sale remains outstanding, including as a part of that balance, the amount of the senior lien interest. Thus, our remaining interest effectively "wraps around" the senior lien interest.

         As of September 30, 2001, senior lien interests with an aggregate balance of $15.1 million relating to nine portfolio loans obligate us, in the event of a default on a loan, to replace the loan with a performing loan. One other senior lien interest obligates us, upon its maturity in fiscal 2003, to repurchase the senior lien interest (if not already paid off) at a price equal to the outstanding balance of the senior lien interest plus accrued interest. The aggregate outstanding balance will be $2.5 million at maturity, assuming all debt service payments have been made.

         After a refinancing or sale of a senior lien interest, our retained interest will usually be secured by a subordinate lien on the property. In some situations, however, our retained interest may not be formally secured by a mortgage because of conditions imposed by the senior lender. In these situations, we may be protected by a judgment lien, an unrecorded deed-in-lieu of foreclosure, the borrower's covenant not to further encumber the property without our consent, a pledge of the borrower's equity or a similar device. Our retained interests in six loans aggregating $28.2 million and constituting 14.7%, by the carried cost of investment, of our loan portfolio as of September 30, 2001, are not secured by a lien on the underlying property.

Loan Status

         At September 30, 2001, our loan portfolio consisted of 33 loans. We acquired or originated 26 of these loans as first mortgage liens and seven loans as junior lien obligations. As of September 30, 2001:

          o We had sold senior lien interests in 14 loans, including senior interests in three loans initially acquired as junior lien loans.

          o We had purchased senior lien interests in two loans initially acquired as junior lien loans.

          o    Borrowers with respect to 13 loans had obtained refinancing.

         After these sales, acquisitions and refinancings, we hold subordinated interests in 27 loans.

         The following table sets forth information about our portfolio loans, grouped by the type of property underlying the loans, as of September 30, 2001.

                                                                                                                         Appraised
                                                                                                  Fiscal                    Value
                                                                                                   Year    Outstanding   of Property
     Loan       Type of                                                                            Loan        Loan       Underlying
    Number      Property          Location                       Seller/Originator               Acquired Receivable(1)    Loan(2)
    ------      --------          --------                       -----------------               -------- -------------    -------
Office Properties
005             Office            Pennsylvania   Shawmut Bank(9)                                    1993  $  9,379,763   $ 1,700,000
                                  Washington,
014             Office            D.C.           Nomura/Cargill/Eastdil Realty(12)                  1995    20,782,140    14,300,000
020             Office            New Jersey     Cargill/Eastdil Realty(12)                         1996     8,411,809     4,700,000
026(11)         Office            Pennsylvania   The Metropolitan Fund/First Trust Bank             1997    10,376,394     4,700,000
029(11)         Office            Pennsylvania   Castine Associates, L.P.(13)                       1997     9,306,481     4,075,000
035(11) (16)    Office            Pennsylvania   Hudson United Bank (9)                             1997     2,747,755     2,550,000
036             Office            North Carolina Union Labor Life Insurance Co.                     1997     5,441,499     4,150,000
                                  Washington,
044(17)(29)     Office            D.C.           Dai-Ichi Kangyo Bank                               1998   106,223,434    98,500,000
046             Office            Pennsylvania   First Union Bank (9)                               1998     3,572,183     5,300,000
049(19)         Office            Maryland       Bre/Maryland                                       1998   104,781,440    99,000,000
                                  Washington,
053(17)(20)(28) Office            D.C.           Sumitomo Bank, Limited                             1999   130,760,597    86,700,000
                                                                                                          ------------   -----------
     Office Totals                                                                                       $411,783,495   $325,675,000
                                                                                                         ------------   ------------
Multifamily Properties
001(21)         Multifamily       Pennsylvania   Alpha Petroleum Pension Fund                    1991&99  $ 10,005,923   $ 5,350,000
015             Condo/Multifamily North Carolina First Bank/ SouthTrust Bank                     1995&97     5,518,034     5,917,000
022             Multifamily       Pennsylvania   FirsTrust FSB                                      1996     6,240,471     4,300,000
024             Multifamily       Pennsylvania   U.S. Dept. of Housing and Urban Development        1996     3,285,954     3,800,000
028             Condo/Multifamily North Carolina First Bank/South Trust Bank                        1997       549,070       498,500
031             Multifamily       Connecticut    John Hancock Mutual Life Ins. Co.                  1997    12,168,811    12,500,000
032(17)         Multifamily       New Jersey     John Hancock Mutual Life Ins. Co.                  1997    13,433,368    14,300,000
034             Multifamily       Pennsylvania   Resource America, Inc.                             1997       455,356       450,000
037(27)         Multifamily       Florida        Howe, Soloman & Hall Financial, Inc.               1997     7,593,298     3,550,000
041             Multifamily       Connecticut    J.E. Robert Companies                              1998    20,974,000    22,600,000
042             Multifamily       Pennsylvania   Fannie Mae(22)                                     1998     6,059,350     6,200,000
047(10)         Multifamily       New Jersey     Credit Suisse First Boston Mortgage Capital, Inc.  1998     2,883,975     3,375,000
050             Multifamily       Illinois       J.E. Roberts Companies                             1998    52,627,445    24,000,000
051             Multifamily       Illinois       J.E. Roberts Companies                             1998    25,103,103    24,000,000
                                                                                                          ------------   -----------
     Multifamily Totals                                                                                   $166,898,158  $130,840,500
                                                                                                          ------------  ------------
Commercial Properties
                                                 Prudential Insurance, Alpha Petroleum Pension
007           Single User/Retail  Minnesota      Fund                                               1993  $  5,314,574   $ 2,545,000
013(11)(23)   Single              California     California Federal Bank                            1994     2,699,327     2,700,000
              User/Commercial
017(11)(24)   Single User/Retail  West Virginia  Triester Investments(9)                            1996     1,567,514     1,900,000
                                                 Emigrant Savings Bank/ Walter R. Samuels & Jay
018           Single User/Retail  California     Furman(25)                                         1996     3,138,081     6,400,000
033           Single User/Retail  Virginia       Brambilla, LTD                                  1997&99     4,830,244     2,700,000
                                                                                                          ------------   -----------
     Commercial Totals                                                                                    $ 17,549,740  $ 16,245,000
                                                                                                          ------------  ------------
Hotel Properties
025           Hotel/Commercial    Georgia        Bankers Trust Co.                                  1997  $  8,541,728  $ 10,172,500
030           Hotel               Nebraska       CNA Insurance                                      1997    12,037,974     6,300,000
                                                                                                          ------------   -----------
     Hotel Totals                                                                                         $ 20,579,702  $ 16,472,500
                                                                                                          ------------  ------------
Other Loan Receivables(30)
              Condo/Multifamily   Pennsylvania   Resource America, Inc.                             2001  $  1,009,010  $        N/A
                                                                                                          ------------  ------------
     Other Loan Receivables Total                                                                         $  1,009,010  $        N/A
                                                                                                          ------------  ------------

                                                                  Balance as of September 30, 2001        $617,820,105  $489,233,000
                                                                                                          ============  ============

                                                                                                                      Maturity
                                                                                                                      of Loan/
                                                                                                 Resource America's  Expiration
                       Ratio of Cost                                                              Net Interest in        of
      Cost of         of Investment to     Third Party            Net            Carried Cost     Outstanding Loan   Forbearance
   Investment(3)      Appraised Value        Liens(4)        Investment(5)     of Investment(6)    Receivable (7)   Agreement(8)
   -------------      ---------------     -------------      -------------     ----------------    --------------   ------------
   $   1,380,859             81%          $    840,000(10)    $     440,859      $  1,066,569       $  8,539,763       02/07/01(14)

      12,545,976             88%             6,410,107            6,058,976         7,825,617         14,372,033       11/30/98(14)
       3,324,628             71%             2,330,550              762,628         2,457,920          6,081,259       02/07/01(14)
       2,809,445             60%             2,076,911              577,752         2,291,158          8,299,483       09/30/03
       3,088,476             76%             2,512,035(15)          463,476         1,500,909          6,794,446       07/01/02
       1,845,970             72%             1,708,238(10)           95,970           966,877          1,039,517       09/25/02
       3,135,215             76%             1,705,309(10)        1,385,215         2,294,383          3,736,190       12/31/11

      92,972,128             94%            67,024,595           21,472,128        33,320,237         39,198,839       08/01/08
       4,092,714             77%                     -            4,092,714         4,241,974          3,572,183       09/30/14
      90,463,889             91%            59,280,000           30,463,889        38,543,503         45,501,440       04/01/11

      79,562,710             92%            64,403,524           14,562,710        21,893,183         66,357,073       01/15/06
   -------------                          ------------        -------------      ------------       ------------
   $ 295,222,010                          $208,291,269        $  80,376,317      $116,402,330       $203,492,226
   -------------                          ------------        -------------      ------------       ------------

   $   4,719,392             88%          $          -        $   4,719,392      $  5,232,993       $ 10,005,923       08/01/21
       2,126,825             36%             2,893,839             (873,175)        2,456,475          2,624,195       03/23/09
       2,471,782             57%             3,361,205             (963,218)          986,849          2,879,266       05/03/29
       2,743,136             72%             2,402,830              424,386           786,010            883,124       11/01/22
         451,510             91%                     -              451,510           493,845            549,070       03/23/09
       4,788,642             38%             9,112,576           (4,586,358)        1,425,569          3,056,235       10/14/14
       7,404,156             52%             5,135,852(18)        1,404,156         6,068,458          8,297,516       09/01/05
         415,700             92%                     -              415,700           453,187            455,356       10/01/02
       2,861,534             81%             2,096,000(10)          765,534         1,236,984          5,497,298       06/01/10
      14,736,584             65%            13,674,266              636,584         7,179,534          7,299,734       01/01/09
       4,287,056             69%             4,409,672             (162,944)        1,052,727          1,649,678       07/12/30
       2,775,344             82%             1,764,242(10)          975,344         1,381,649          1,119,733       02/01/05
      18,980,237             79%            15,067,575            3,630,237         8,513,380         37,559,870       09/30/09
      17,375,252             72%                     -           17,375,252        21,586,401         25,103,103       09/30/02
   -------------                          ------------        --------------     ------------       ------------
   $  86,137,150                          $ 59,918,057        $  24,212,400      $ 58,854,061       $106,980,101
   -------------                          ------------        -------------      ------------       ------------


   $   1,408,055             55%          $  1,878,774        $    (690,945)     $    835,179       $  3,435,800       12/31/14
       1,704,549             63%             2,000,000(10)         (270,451)          403,370            699,327       05/01/01

         905,651             48%               963,804(10)          (94,349)          613,183            603,710       12/31/16
       2,485,010             39%             1,969,000              516,010         1,064,843          1,169,081       12/01/00(14)
       2,470,184             91%             1,642,113(10)          670,184         1,061,545          3,188,131       02/01/21
   -------------                          ------------        --------------     ------------       ------------
   $   8,973,449                          $  8,453,691        $     130,449      $  3,978,120       $  9,096,049
   -------------                          ------------        -------------      ------------       ------------

   $   7,266,900             71%          $    875,000(26)    $   6,391,900      $  8,291,719       $  7,666,728       12/31/15
       5,133,027             81%             2,400,000(10)        2,733,027         3,727,645          9,637,974       09/30/02
   -------------                          ------------        --------------     ------------       ------------
   $  12,399,927                          $  3,275,000        $   9,124,927      $ 12,019,364       $ 17,304,702
   -------------                          ------------        -------------      ------------       ------------

   $   1,009,010             N/A          $        N/A        $   1,009,010      $  1,009,010       $  1,009,010       09/28/06
   -------------                          ------------        --------------     ------------       ------------
   $   1,009,010                          $        N/A        $   1,009,010      $  1,009,010       $  1,009,010
   -------------                          ------------        -------------      ------------       ------------

   $ 403,741,546                          $279,938,017        $ 114,853,103      $192,262,885       $337,882,088
   =============                          ============        =============      ============       ============

(1) Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest at September 30, 2001.
(2) We generally obtain appraisals on each of the properties underlying our portfolio loans at least once every three years. Accordingly, except with respect to loans 34 and 35, appraisal dates range from 1998 through 2001.
(3) Consists of the original cost of our investment, including the amount of any senior lien obligation to which the property remains subject, plus subsequent advances, but excludes the proceeds to us from the sale of senior lien interests or borrower refinancings.
(4)  Represents the amount of the senior lien interests at September 30, 2001.
(5) Represents the unrecovered costs of our investment, calculated as the cash investment made in acquiring the loan plus subsequent advances, less cash received from the sale of a senior lien interest in or borrower refinancing of the loan. Negative amounts represent our receipt of proceeds from the sale of senior lien interests or borrower refinancings in excess of our investment.
(6) Represents the book cost of our investment after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of the loan, but excludes an allowance for possible losses of $2.5 million.
(7) Consists of the amount set forth in the column "Outstanding Loan Receivable" less senior lien interests at September 30, 2001.
(8)  With respect to loans 1, 5, 13, 18, 20, 24, 26, 29, 33, 35, 36, 50 and 51, the date given is the expiration date of the related forbearance agreement. For the remaining loans, the date given is for the maturity of our interest in the loan.
(9)  Successor by merger to the seller.
(10) Senior lien interest sold subject to the right of the holder, upon default, to require us to substitute a performing loan.
(11) With respect to loans 13, 17 and 26, the president of Brandywine is the general partner of the borrower and with respect to loan 29, he is the general partner for the sole limited partner of the borrower. With respect to loan 35, he is the president of the general partner of the borrower.
(12) Seller was a partnership of these entities.
(13) From 1993 to October 1997, one of our executive officers served as the general partner of the seller.
(14) We are attempting to maximize our return by selling the properties underlying these loans in cooperation with the borrowers. In the meantime, we continue to forbear from exercising our remedies with respect to these loans since we believe we receive all of the economic benefit from the properties without having to incur the expense of foreclosure.
(15) Represents a senior lien interest sold to an institution. We have the obligation to repurchase this interest on or after March 31, 2003.
(16) The borrower is a limited partnership formed in 1991. The general partner is the president of Brandywine; our chairman and his wife beneficially own a 49% limited partnership interest in the partnership and our former vice chairman (who is a current director) beneficially owns a 1% limited partnership interest.
(17) See Note 3 to Consolidated Financial Statements, "- Relationship with
     RAIT."
(18) A senior lien interest was sold to RAIT.
(19) The borrower is a limited liability company whose manager is a corporation of which our former vice chairman (who is a current director) is the sole shareholder, officer and director. The chairman, two directors of the Company and the president of Brandywine are equal limited partners (25% each) of an entity that owns approximately 30% of the borrower.
(20) We jointly purchased this loan with RAIT, which contributed $10.0 million of the purchase price. RAIT's interest was subsequently paid off.
(21) We acquired a first mortgage loan at face value from RAIT. The loan is secured by property in which we have held a subordinate interest since 1991.
(22) Original lending institution.
(23) Our chairman and his wife beneficially own a 40% limited partnership interest in the borrower.
(24) Consists of a series of notes becoming due yearly through December 31, 2016.
(25) Amounts advanced by us were used in part to directly repay the loan of Emigrant Savings Bank; the balance was applied to purchase a note held by Messrs. Samuels and Furman.
(26) In May 1999, we borrowed $875,000 from a limited partnership in which our chairman and our former vice chairman (who is a current director) beneficially own a 22% limited partnership interest. The loan is secured by a first priority lien on loan 25. Accordingly, the debt is included in the cost of investment carried on our books.

(27) The borrower is a limited partnership of which our former vice chairman (who is a current director) is the president of the general partner and our chairman, two of our directors and the president of Brandywine are equal limited partners of the borrower.
(28) One of our subsidiaries is the manager of the borrower.
(29) The borrower is a limited partnership of which our former vice chairman (who is a current director) is the president and a director of the general partner of the borrower.
(30) In September 2001, we sold a wholly-owned subsidiary to Brandywine for $4.0 million. The subsidiary held a subordinated interest in loans which were secured by individual condominium units in a single building. The president of Brandywine owns controlling interests or has a controlling management position in the borrowers on these loans. Of the $4.0 million we received, $3.0 million consisted of cash and $1.0 million was in the form of a non-recourse note, bearing interest at 8% per year and due in September 2006.

         The following table sets forth average monthly cash flow (deficit) from the properties underlying our portfolio loans, average monthly debt service payable to senior lienholders and refinance lenders, average monthly cash flow (deficit) with respect to our retained interest and cash flow coverage (the ratio of cash flow from the properties to debt service payable on senior lien interests) for the three months ended September 30, 2001. The loans are grouped by the type of property underlying the loans.

                                                       Average Monthly       Average Monthly
                                                          Interest              Principal
                                                       Payment on Debt       Payment on Debt     Average Monthly
                                Average Monthly          Service on            Service on           Cash Flow
                Loan          Cash Flow (Deficit)      Refinancing or        Refinancing or      (Deficit) after    Cash Flow
               Number          from Property(1)    Senior Lien Interests  Senior Lien Interest     Debt Service      Coverage
               ------        --------------------  ---------------------  --------------------   ---------------    ----------
Office
------
                005              $       (182)       $       6,825           $         -          $     (7,007)         N/A
                014                    87,947               44,510                18,223                25,214         1.40
                020                    32,838               17,749                 1,778                13,311         1.68
                026                    53,482               17,287                 4,313                31,882         2.48
                029                    27,535               19,173                 3,081                 5,281         1.24
                035                    10,500               14,252                 1,650                (5,402)         N/A
                036                     3,417               14,238                 1,664               (12,485)         N/A
                044                   688,243              384,260                71,841               232,142         1.51
                046                    11,063                    -                     -                11,063          N/A
                049                   645,530              378,000                72,000               195,530         1.43
                053                   670,961              467,828                41,208               161,925         1.32
                                 ------------        -------------           -----------          ------------
            Office Totals        $  2,231,334        $   1,364,122           $   215,758          $    651,454         1.41
                                 ============        =============           ===========          ============
Multifamily
-----------
                001                $   24,816        $           -           $         -          $     24,816          N/A
                015&028(2)             25,109               19,684                 3,991                 1,434         1.06
                022                    34,471               21,833                 2,835                 9,803         1.40
                024                    25,926               15,630                 2,332                 7,964         1.44
                031                    85,645               59,232                11,703                14,710         1.21
                032                   104,263               51,898                26,907                25,458         1.32
                034                     3,766                    -                     -                 3,766          N/A
                037                    26,492               17,030                     -                 9,462         1.56
                041                   134,583               85,165                14,440                34,978         1.35
                042                    57,551               30,930                 2,971                23,650         1.70
                047                        94               14,729                 1,628               (16,263)         N/A
                050                   149,583               99,937                12,054                37,592         1.34
                051                    64,731                    -                     -                64,731          N/A
                                   ----------        -------------           -----------          ------------
         Multifamily Totals        $  737,030        $     416,068           $    78,861          $    242,101         1.49
                                   ==========        =============           ===========          ============
Commercial
----------
                007                $   20,400        $      13,875           $     6,525          $          -         1.00
                013                    25,227               15,833                     -                 9,394         1.59
                017                    10,690                8,051                 1,036                 1,603         1.18
                018(3)                 26,443               15,998                     -                10,445         1.65
                033                    21,940               13,726                 5,616                 2,598         1.13
                                   ----------        -------------           -----------          ------------
          Commercial Totals        $  104,700        $      67,483           $    13,177          $     24,040         1.30
                                   ==========        =============           ===========          ============
Hotel
-----
                025                $   70,827        $       7,292           $         -          $     63,535         9.71
                030                         -               19,500                     -               (19,500)         N/A
                                   ----------        -------------           -----------          ------------
            Hotel Totals           $   70,827        $      26,792           $         -          $     44,035         2.64
                                   ==========        =============           ===========          ============



          Totals                   $3,143,891        $   1,874,465           $   307,796          $    961,630         1.44
                                   ==========        =============           ===========          ============

(1) Cash flow consists of revenues from property operations less operating expenses, including real estate and other taxes pertaining to the property and its operations, before depreciation, amortization and capital expenditures.
(2) The properties underlying loans 15 and 28 are different condominium units in the same building and, accordingly, are combined for cash flow purposes.
(3) Includes one-twelfth of an annual payment of $120,000 received in December of each year.

Investments in Real Estate Ventures

         In fiscal 1999, we became the owner of a hotel property in Savannah, Georgia as a result of receiving a deed-in-lieu of foreclosure. Our carrying cost in this property was $4.5 million at September 30, 2001. Also in fiscal 1999, the borrowers with respect to an office property and parking garage in Philadelphia, Pennsylvania, exercised its right under the loan documents to satisfy its loan by paying us $29.6 million in cash and giving us 50% equity interests in the properties. Our carrying cost in the properties was $10.7 million at September 30, 2001.

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

         We record our investments in real estate loans at cost, which is discounted significantly from the stated principal amount of, and accrued interest and penalties (collectively, the face value) on the loans. This discount from face value, as adjusted to give effect to refinancings and sales of senior lien interests, totaled $150.7 million, $156.5 million and $158.3 million at September 30, 2001, 2000 and 1999, respectively. We review on a quarterly basis the carrying value of our loans to determine whether it is greater than the sum of the future projected cash flows. If we determine that carrying value is greater, we provide an appropriate allowance through a charge to operations. In establishing our allowance for possible losses, we also consider the historic performance of our loan portfolio, characteristics of the loans and their underlying properties, industry statistics and experience regarding losses in similar loans, payment history on specific loans as well as general economic conditions in the United States, in the borrower's geographic area or in the borrower's (or its tenants') specific industries. For the year ended September 30, 2001, we recorded a provision for possible losses of $600,000, and a write-down on one loan, which was sold, of $84,000, increasing our allowance for possible losses at September 30, 2001 to $2.5 million.

         Depending on the structure of the transaction, we can recognize a gain or loss on the sale of a senior lien interest in a loan. We calculate the gain or loss by allocating our cost basis between the portion of the loan sold and the portion retained based upon fair values on the date of sale. Gains resulting from the refinancing of a property by its owners arise only when the financing proceeds exceed the carried cost of our investment in the loan. We credit to income any gain recognized on a sale of a senior lien interest, or a refinancing at the time of the sale or refinancing.

         Before January 1, 1999, most of our financing transactions involving the sale of senior lien interests in our loans were structured to meet the criteria for sale under generally accepted accounting principles. Thus, for transactions that were completed before January 1, 1999, we recorded gains on sale. Effective January 1, 1999, we made a strategic decision to structure future transactions as financings. The cash flows available to us, which are generally derived from the cash flows on the properties underlying our portfolio loans, were unaffected by the modification. The primary effect of the change is that, instead of recognizing an immediate gain on the sale of a senior lien interest, we retain our full investment in the loan on our books, recognize interest income over the life of the loan, record as debt the proceeds from the senior lien interest, and recognize interest expense on that debt.

Sponsorship of Real Estate Investment Trust

         We are the sponsor and an 11% shareholder of RAIT, a real estate investment trust that began operations in January 1998. RAIT acquires or originates commercial real estate loans in situations that generally do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. Betsy Z. Cohen, spouse of our chairman, chief executive officer and president, Edward E. Cohen, and mother of
D. Gideon Cohen, one of our directors, is the chairman and chief executive officer of RAIT. Jonathan Z. Cohen, our executive vice president and son of Mr. and Mrs. Cohen, is our nominee to RAIT's board of trustees and is the secretary of RAIT. Scott F. Schaeffer, president of RAIT, is currently one of our directors; Mr. Schaeffer was, until September 13, 2000, vice chairman of our Board of Directors.

         For a discussion of transactions between RAIT and us, you should read
Part III, Item 13, of this report and Note 3, "Certain Relationships and Related Party Transactions-Relationship with RAIT" in Notes to Consolidated Financial Statements.

Equipment Leasing

          Through LEAF Financial Corporation (formerly F.L. Partnership Management), a wholly-owned subsidiary, we provide financial services products to small and mid-size businesses. LEAF currently concentrates its operations in equipment leasing but expects to expand its financial services products to include commercial and real estate lending. We cannot assure you, however, that LEAF will expand the products it offers.

         At September 30, 2001, LEAF had approximately $39.0 million (original cost) of equipment leasing assets under management, principally computer systems and related peripheral equipment. These assets are held by five publicly-traded limited partnerships which LEAF manages and for which it also acts as general partner. LEAF receives management fees, expense reimbursements and, as general partner, an interest in partnership cash distributions. These partnerships commenced their liquidation periods at various times between December 1995 and December 1998.

Obligations Relating to Discontinued Operations

         As a part of the consideration for the sale of Fidelity Leasing in fiscal 2000, we received a non-interest bearing promissory note. The promissory note is payable to the extent that payments are made on a pool of Fidelity Leasing lease receivables and refunds are received with respect to certain tax receivables. Through fiscal 2001, we received $5.3 million in payments on the note. In addition, $10.0 million was place in escrow until March 31, 2004 as security for certain indemnification obligations to the purchasers. Through September 30, 2001, $510,000 was paid out of the escrow to satisfy certain indemnification claims. The escrow account is included in our consolidated financial statements as a component of other assets.

         At the time of the sale, we recorded an original allowance for possible losses in the amount of $8.9 million against the note and escrow. This allowance is reviewed periodically and is maintained at a level that is estimated by the Company to be necessary to provide for additional possible losses on the note. During fiscal 2001 we recorded on our books, an additional $5.2 million allowance for possible losses to cover estimated indemnification obligations. At September 30, 2001, the allowance amounted to approximately $10.7 million.

         In May 2001, the purchaser made an additional claim of $8.0 million against the escrow account. We disputed the claim in June 2001 as being without merit and intend to defend against such claim vigorously. The purchaser has not responded to our objection.

Credit Facilities and Senior Notes

         The following is a summary of the terms of our credit facilities and of our 12% senior notes outstanding as of September 30, 2001:

Credit Facilities

         Through real estate subsidiaries, we have an $18.0 million revolving credit facility with Hudson United Bank, formerly Jefferson Bank, for our real estate finance operations. The facility expires on December 31, 2001. The facility bears interest at the prime rate reported in The Wall Street Journal and is secured by our interest in certain commercial loans and the pledge of the capital stock of the borrowers. As amended in July 2001, credit availability is based upon the amount of assets pledged as security for the facility and is subject to the lender's approval of additional collateral. Credit availability at September 30, 2001 was $7.0 million, of which $6.8 million had been drawn at that date. We are currently in negotiations to obtain a two-year extension.

         We have an $18.0 million line of credit with Sovereign Bank. The facility bears interest at the prime rate reported in The Wall Street Journal and expires in July 2003. Advances under this facility must be used to acquire real property, loans on real property or to reduce indebtedness on property loans. The facility is secured by the interest of our subsidiaries in assets they acquired using these advances. Credit availability is based on the value of the assets pledged as security and was $18.0 million as of September 30, 2001, all of which had been drawn at that date. The facility imposes limitations on the incurrence of future indebtedness by our subsidiaries whose assets were pledged, and on sales, transfers or leases of their assets, and requires the subsidiaries to maintain both a specified level of equity and a specified debt service coverage ratio.

         We also have a second line of credit with Sovereign Bank for $5.0 million that is similar to the $18.0 million loan. This facility bears interest at the same rate as the $18.0 million line of credit and also expires in July 2003. Advances under this facility must be used to acquire real property, loans on real property or to reduce indebtedness on property or loans. The facility is secured by a pledge of approximately 836,000 of our RAIT common shares and by a guaranty from the subsidiaries holding the assets securing the $18.0 million line of credit. Credit availability is based on the value of those shares and was $5.0 million as of September 30, 2001, all of which had been drawn at that date. The facility restricts us from making loans to our affiliates other than:

          o    existing loans,

          o loans in connection with lease transactions in an aggregate not to exceed $50,000 in any fiscal year,

          o    loans to RAIT made in the ordinary course of business, and

          o    loans to our subsidiaries

         In November 2000, the Company established a $10.0 million term loan with Miller and Schroeder Investment Corp. Through October 31, 2001, the loan bore interest at 10.26%. Commencing November 1, 2001, the loan bears interest at the three month LIBOR rate plus 350 basis points, adjusted annually. Principal and interest are payable monthly based on a five-year amortization schedule maturing on October 31, 2006. The loan is secured by the Company's interest in specified portfolio loans and real estate. At September 30, 2001, $9.3 million had been drawn under this loan.

         Our energy subsidiaries, Atlas America, Resource Energy and Viking Resources, have a $45.0 million revolving credit facility administered by PNC Bank. Credit availability under the facility is based on the proved developed producing, proved developed non-producing and proved undeveloped natural gas and oil reserves attributable to the borrowers' wells and the borrowers' projected fees and revenues from the operation of wells and management of drilling partnerships, and was $45.0 million at September 30, 2001. Up to $10.0 million of the borrowings under the facility may be in the form of standby letters of credit. A letter of credit in the original amount of $7.5 million was issued to Atlas Pipeline under this facility to secure our obligation to support, through February 2003, minimum quarterly distributions by Atlas Pipeline to holders of its non-subordinated units. The letter of credit reduces each quarter as the distribution support obligation reduces. Borrowings under the facility are secured by the assets of the borrowers and their subsidiaries, including the stock of subsidiaries and interests in Atlas Pipeline and its general partner. Loans under the facility bear interest at one of the following two rates, at the borrowers' election, which increase as the amount outstanding under the facility increases:

          o    the PNC Bank prime rate plus 0 to 75 basis points, or

          o    the Euro rate plus 150 and 225 basis points.

         Borrowings at September 30, 2001 bear interest at rates ranging from 5.05% to 6%.

         The Euro rate is the average of specified LIBOR rates divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Euro currency funding. Draws under any letter of credit bear interest at the PNC Bank prime rate plus 0 to 75 basis points.

         The credit facility requires borrowers, together with Atlas Pipeline, to maintain specified debt, interest coverage and cash flow ratios. In addition, the facility prohibits the borrowers' exploration expenses from exceeding 20% of capital expenditures and limits sales, leases or transfers of property by the borrowers and the incurrence of additional indebtedness. The facility terminates in June 2003, when all outstanding borrowings must be repaid.

         At September 30, 2001, $44.4 million of the facility (including the letter of credit, which had $3.2 million of availability at such date) had been drawn.

         In October 2000, Atlas Pipeline entered into a $10.0 million revolving credit facility at PNC. Up to $3.0 million of the facility may be used for standby letters of credit. Borrowings under the facility are secured by a lien on and security interest in all the property of Atlas Pipeline and its subsidiaries, including pledges by Atlas Pipeline of the issued and outstanding units of its subsidiaries. The revolving credit facility has a term ending in October 2003 and bears interest at one of two rates, elected at the Partnership's option:

          o    The Base Rate plus the Applicable Margin.

          o    The Euro Rate plus the Applicable Margin.

         As used in the facility agreement, the Base Rate is the higher of

          o    PNC Bank's prime rate or,

          o    the sum of the federal funds rate plus 50 basis points.

         The Euro Rate is determined under the same formula used for the $45.0 million facility. The Applicable Margin varies with Atlas Pipeline leverage ratio from between 150 to 200 basis points (for the Euro Rate option) or 0 to 50 basis points (for the Base Rate option). Draws under any letter of credit bear interest as specified under the first bullet point above. The credit facility contains financial covenants, including the requirement that Atlas Pipeline maintain:

          o    A leverage ratio not to exceed 3.0 to 1.0,

          o    an interest coverage ratio greater than 3.5 to 1.0 and

          o    a minimum tangible net worth of $14.0 million.

         In addition, the facility limits, among other things, sales, leases or transfers of property by Atlas Pipeline, the incurrence by Atlas Pipeline of other indebtedness and certain investments by Atlas Pipeline. As of September 30, 2001, $2.1 million was outstanding under this facility.

Senior Notes

         Our 12% senior notes are unsecured general obligations with interest payable only until maturity on August 1, 2004. The senior notes are not subject to mandatory redemption except upon a change in control, as defined in the indenture governing the senior notes, when the noteholders have the right to require us to redeem the senior notes at 101% of principal amount plus accrued interest. There is no sinking fund for the senior notes. At our option, we may redeem the senior notes in whole or in part on or after August 1, 2002 at a price of 106% of principal amount (through July 31, 2003) and 103% of principal amount (through July 31, 2004), plus accrued interest to the date of redemption. At September 30, 2001, $66.8 million of these notes were outstanding.

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

          o    dispose of subsidiaries;

          o create liens and guarantees with respect to either indebtedness of equal seniority or junior indebtedness;

          o enter into any arrangement that would impose restrictions on the ability of subsidiaries to make dividend and other payments to us except in connection with specified indebtedness;

          o merge, consolidate or sell all or substantially all of our assets;

          o incur additional indebtedness if our "leverage ratio" exceeds 2.0 to 1.0; or

          o incur indebtedness of equal seniority or junior indebtedness with a maturity date prior to that of the senior notes.

         As defined by the indenture, the leverage ratio is the ratio of all indebtedness to our consolidated net worth. The indenture excludes from indebtedness considered in calculating the leverage ratio debt used to acquire assets, obligations to repurchase loans or other financial assets sold by us, guarantees of either of the foregoing, non-recourse debt and certain securities issued by securitization entities, as defined in the indenture.

Employees

         As of September 30, 2001, we employed 228 persons, including 17 in general corporate, 200 in energy, eight in equipment leasing asset management and three in real estate finance.

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

General

         Unforeseen interest rate increases will increase our interest costs under our five credit facilities as well as interest costs relating to some of the senior lien interests encumbering our portfolio loans. This could have material adverse effects, including reduction of net revenues from both our energy and real estate finance operations.

Energy

         Historically, the markets for natural gas and oil have been volatile. This volatility most likely will continue. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and other factors over which we have no control. Price fluctuations can materially adversely affect us because:

          o    price decreases will reduce our energy revenues;

          o price decreases may adversely affect our ability to obtain financing for our drilling and development operations through sponsored investment programs or otherwise;

          o price increases may make it more difficult, or more expensive, to drill and complete wells if they lead to increased competition for drilling rigs and related materials; and

          o price increases may make it more difficult, or more expensive, to execute our business strategy of acquiring additional natural gas properties and energy companies.

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

         We account for our energy properties under the successful efforts method. We review the carrying value of our energy properties quarterly under standards outlined in FASB 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of." Under these rules, the assets' carrying value is compared with expected undiscounted future pre-tax cash flows. The calculation of these future cash flows may include adjustments for expected prices, costs and production volumes. Impairment is limited to the assets' fair market value. Although "market conditions" ultimately establish an assets' fair value, the assets' future pre-tax cash flows, using an appropriate discount rate is often used as a standard. We may be required to write-down the carrying value of our energy properties when natural gas and oil prices are depressed or unusually volatile. If a write-down is required, it could result in a material charge to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of natural gas and oil properties is not reversible at a later date. Effective for fiscal years beginning after December 15, 2001, the Company will be required to review such carrying values under standards outlined in FASB 144 "Accounting for the Impairment or Disposal of Long Lived Assets". The Company is evaluating the impact of FASB 144, however, its provisions are similar in many ways to FASB 121.

         The estimates of our proved natural gas and oil reserves and the estimated future net revenues referred to immediately above are based upon reserve analysis that relies upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Such estimates are inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. Our properties also may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

         The rate of production from natural gas and oil properties declines as reserves are depleted. Our proved reserves will decline as reserves are produced unless we acquire additional properties containing proved reserves, successfully develop new or existing properties or identify additional formations with primary or secondary reserve opportunities on our properties. If we are not successful in expanding our reserve base, our future natural gas and oil production and drilling activities, the primary source of our energy revenues, will be adversely affected. Our ability to find and acquire additional reserves depends on our generating sufficient cash flow from operations and other sources of capital, principally our sponsored drilling partnerships. We cannot assure you that we will have sufficient cash flow or cash from other sources to expand our reserve base.

         The growth of our energy operations has resulted from both our acquisition of energy companies and assets and through our ability to obtain capital funds through our sponsored drilling partnerships. If we are unable to identify acquisitions on acceptable terms, or if our ability to obtain capital funds through sponsored partnerships is impaired, we may be unable to increase or maintain our inventory of properties and reserve base, or be forced to curtail drilling, production or other activities. This would materially adversely affect our energy operations and their growth prospects.

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

         Many of our portfolio loans were acquired as, or, as a result of borrower refinancing, became junior lien obligations. Subordinate lien financing carries a greater credit risk, including a substantially greater risk of non-payment of interest or principal, than senior lien financing. In the event a loan is foreclosed, we will be entitled to share only in the net foreclosure proceeds after payment of all senior lienors. It is therefore possible that we will not recover the full amount of a foreclosed loan or of our unrecovered investment in the loan.

         At September 30, 2001, our allowance for possible losses was $2.5 million (1%) of the book value of our loan portfolio. You should not assume that this allowance will prove to be sufficient or that future provisions for loan losses will not be materially greater, either of which could materially reduce our earnings or adversely affect our financial condition.

ITEM 2.  PROPERTIES

         We maintain our executive office, real estate finance, and partnership management operations in Philadelphia, Pennsylvania under a lease for 15,300 square feet. This lease, which expires in May 2007, contains extension options through 2033, and is located in an office building in which we have a 50% equity interest. We also maintain a 2,100 square foot office in New York, New York under a lease agreement that expires in September 2006.

         We own a 24,000 square foot office building in Pittsburgh, Pennsylvania, a 17,000 square foot field office and warehouse facility in Jackson Center, Pennsylvania and a field office in Deerfield, Ohio. We also rent field offices in Ohio and New York on a month-to-month basis. We also lease another field office in Ohio and one in Pennsylvania on a month-to-month basis. We rent 9,300 square feet of office space in Uniontown, Ohio under a lease expiring in February 2006. All of these properties are used for our energy operations.

         We also lease 10,300 square feet of office space in Pittsburgh, Pennsylvania, which is subleased to Optiron, an energy technology company in which we own a 50% interest. This lease expires in November 2008.

         For information concerning our energy properties and properties held in connection with our real estate finance operations, you should read Item 1, "Business," in this report.

ITEM 3.  LEGAL PROCEEDINGS

         We are a defendant, together with certain of our officers and directors and our independent auditor, Grant Thornton LLP, in consolidated actions that were instituted on October 14, 1998 in the U.S. District Court for the Eastern District of Pennsylvania by stockholders, putatively on their own behalf and as class actions on behalf of similarly situated stockholders, who purchased shares of our common stock between December 17, 1997 and February 22, 1999. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as the result of misstatements and omissions allegedly contained in our periodic reports and a registration statement filed with the SEC. The asserted misstatements and omissions relate, among other matters, to

          o use of the accretion of discount method of recognizing revenue on distressed loans we purchased at a discount, and

          o accounting for the profit we realized on our sale of senior lien interests in such loans.

         We believe that the complaint is without merit and are defending ourselves vigorously.

         We are a defendant in a proposed class action originally filed in February 2000 in the New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased property to us. The complaint alleges that we are not paying lessors the proper amount of royalty revenues derived from the natural gas produced from the wells on the leased property. The complaint seeks damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that allegedly should have been paid. We believe the complaint is without merit and are defending ourselves vigorously.

         We are a defendant in an action filed in the U.S. District Court for the District of Oregon by the former chairman of TRM Corporation and his children. Our chief executive officer and a director also have been named as defendants. The plaintiffs' claims for breach of contract, fraud and promissory estoppel are based on an alleged oral agreement to purchase one million shares of plaintiffs' stock in TRM Corporation for $13.0 million. Plaintiffs seek actual damages of at least $12.0 million, plus punitive damages in an unspecified amount. We and the other defendants have counter-claimed for common law fraud, securities fraud and attorneys fees. We believe the complaint is without merit and are defending ourselves vigorously.

         One of our real estate subsidiaries is a defendant in an action pending in the Court of Common Pleas of Allegheny County, Pennsylvania. The plaintiffs allege that our first, second and third mortgage liens should be subordinated to plaintiffs' fourth position judgment lien. Plaintiffs contend that their judgment lien is in excess of $1.0 million. We believe the complaint is without merit and are defending ourselves vigorously.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq Stock Market under the symbol "REXI." The following table sets forth the high and low sale prices, as reported by Nasdaq, on a quarterly basis for our last two fiscal years and fiscal 2002 through December 10, 2001.

                                                         High          Low
                                                       -------       -------
Fiscal 2002
First Quarter (through December 10, 2001)..........    $  9.80      $  7.90

Fiscal 2001
Fourth Quarter.....................................    $ 12.90      $  7.55
Third Quarter......................................    $ 13.81      $  9.31
Second Quarter ....................................    $ 12.38      $ 10.00
First Quarter......................................    $ 11.63      $  7.47

Fiscal 2000
Fourth Quarter.....................................    $  9.22      $  6.50
Third Quarter......................................    $  8.75      $  6.38
Second Quarter ....................................    $  8.25      $  6.25
First Quarter......................................    $  9.25      $  6.75

         As of December 10, 2001, there were 17,455,000 shares of common stock outstanding held by 506 holders of record.

         We have paid regular quarterly cash dividends on our common stock (as adjusted for stock dividends) of $.03 per share commencing with the fourth quarter of fiscal 1995. Under the terms of our senior notes, the payment of dividends on our common stock is restricted unless certain financial tests are met. For a description of the restrictions, you should read Item 1 "Business - Credit Facilities and Senior Notes," of this report.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read together with the consolidated financial statements, the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation" which are included elsewhere in this report. The selected financial data set forth below for each of the years ended September 30, 2001, 2000 and 1999, and at September 30, 2001 and 2000 are derived from financial statements appearing elsewhere in this report, audited by Grant Thornton LLP. The selected financial data for the years ended September 30, 1998 and 1997 and at September 30, 1999, 1998 and 1997 are derived from financial statements audited by Grant Thornton LLP not included in this report.

                                                                     For the Years Ended September 30,
                                                     ----------------------------------------------------------------
                                                          2001         2000         1999         1998         1997
                                                          ----         ----         ----         ----         ----
                                                                    (in thousands, except per share data)
Income statement data:
Revenues
   Energy............................................ $   94,806   $   70,552    $  55,093     $   6,734    $    5,608
   Real estate finance...............................     16,899       18,649       45,907        55,834        19,144
   Interest and other................................      6,421       10,410        8,089         6,912         3,859
                                                      ----------   ----------    ---------     ---------    ----------
Total revenues....................................... $  118,126   $   99,611    $ 109,089     $  69,480    $   28,611
                                                      ==========   ==========    =========     =========    ==========

Income from continuing operations
   before income taxes, extraordinary
   item and cumulative effect of a change
   in accounting principle........................... $   18,737   $    5,700    $  35,291     $  40,776    $   13,758
Provision for income taxes...........................      5,808        1,638       11,110        13,011         3,375
                                                      ----------   ----------    ---------     ---------    ----------
Income from continuing operations
   before extraordinary item and
   cumulative effect of a change in
   accounting principle..............................     12,929        4,062       24,181        27,765        10,383
Discontinued operations:
   Income (loss) from operations of subsidiaries,
     net of taxes....................................          -          476       (5,686)         (393)          568
   (Loss) gain on disposal of subsidiaries,
     net of taxes....................................     (3,224)      12,944         (275)            -             -
Extraordinary items, net of taxes....................        124          683          299           239             -
Cumulative effect of change in accounting
   principle, net of taxes...........................          -            -          (59)            -             -
                                                      ----------   ----------    ---------     ---------    ----------
Net income........................................... $    9,829   $   18,165    $  18,460     $  27,611    $   10,951
                                                      ==========   ==========    =========     =========    ==========

Net income per common share-basic:
   From continuing operations........................ $      .72   $      .18    $    1.09     $   1.66     $      .79
   Discontinued operations...........................       (.18)         .57         (.27)        (.02)           .04
   Extraordinary items...............................        .01          .03          .01           .01             -
   Cumulative effect of change in accounting
     principle.......................................          -            -            -             -             -
                                                      ----------   ----------    ---------     ---------    ----------
Net income per common share-basic.................... $      .55   $      .78    $     .83     $   1.65     $      .83
                                                      ==========   ==========    =========     ========     ==========

Net income per common share-diluted:
   From continuing operations........................ $      .70   $      .17    $    1.06     $   1.61     $      .79
   Discontinued operations...........................       (.18)         .56         (.26)        (.02)           .04
   Extraordinary items...............................        .01          .03          .01           .01             -
   Cumulative effect of change in accounting
     principle.......................................          -            -            -             -             -
                                                      ----------   ----------    ---------     ---------    ----------
Net income per common share-diluted.................. $      .53   $      .76    $     .81     $   1.60     $      .83
                                                      ==========   ==========    =========     ========     ==========

Cash dividends per common share...................... $      .13   $      .13    $     .13     $    .13     $      .13
                                                      ==========   ==========    =========     ========     ==========

Balance sheet data:
Total assets......................................... $  471,764  $   507,831    $ 540,132     $ 392,083    $  193,340
Long-term debt....................................... $  141,571  $   127,682    $ 220,695     $ 140,280    $  118,786
Stockholders' equity................................. $  235,459  $   281,215    $ 263,789     $ 236,478    $   64,829

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview of Fiscal 2001

         During the past three years, our energy operations have become an increasingly significant aspect of our Company. This results not only from our acquisitions of energy companies and energy assets, but also from the sale of our small ticket leasing business and our determination, in fiscal 2000, to focus our real estate finance operations on managing our existing portfolio rather than acquiring new real estate loans. The expansion of our energy operations over the past three years is shown in the following tables, which have been restated to reflect the sale of our equipment leasing business in August 2000:

                   Revenues as a Percent of Total Revenues(1)

                                                      Years Ended September 30,
                                                     ---------------------------
                                                     2001       2000       1999
                                                     ----       ----       ----
Energy ..........................................     80%        71%        51%
Real estate finance..............................     14%        19%        42%

                     Assets as a Percent of Total Assets(2)

                                                      Years Ended September 30,
                                                     ---------------------------
                                                     2001       2000       1999
                                                     ----       ----       ----
Energy(3)........................................     38%        29%        26%
Real estate finance..............................     44%        40%        51%

----------
(1) The balance (6% in 2001, 10% in 2000 and 7% in 1999) is attributable to revenues derived from corporate assets not allocated to a specific industry segment.
(2) The balance (18% in 2001, 31% in 2000 and 23% in 1999) is attributable to corporate assets not attributable to a specific industry segment.
(3) Energy assets expressed as a percent of total assets, excluding cash, were 42%, 39% and 27% for the fiscal years ending September 2001, 2000 and 1999, respectively.

Results of Operations: Energy

         In August 1999, we acquired Viking Resources. Results of operations for fiscal 1999 include the operations of this company for only the one month period from its date of acquisition and, accordingly, are not comparable to the similar periods of the subsequent years.

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil sales, and production cost per mcfe for our energy operations during fiscal 2001, 2000 and 1999:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
Revenues:
   Production..........................................................  $    36,681    $    25,231     $    12,233
   Well drilling.......................................................       43,464         31,869          32,421
   Well services.......................................................        8,946          8,682           6,120
   Transportation......................................................        5,715          4,770           3,310
   Gain on sales of assets.............................................            -              -           1,009
                                                                         -----------    -----------     -----------
                                                                         $    94,806    $    70,552     $    55,093
                                                                         ===========    ===========     ===========

Costs and expenses:
   Production..........................................................  $     6,185    $     7,229     $     4,806
   Exploration.........................................................        1,661          1,110             560
   Well drilling.......................................................       36,602         25,806          26,312
   Well services.......................................................        4,151          3,772           1,378
   Transportation......................................................        2,001          2,842             649
   Non-direct..........................................................        9,376          7,619           5,372
                                                                         -----------    -----------     -----------
                                                                         $    59,976    $    48,378     $    39,077
                                                                         ===========    ===========     ===========
                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
Revenues (in thousands):
   Gas (1).............................................................  $    31,945    $    20,286     $    10,994
   Oil.................................................................  $     4,535    $     4,802     $     1,239
Production volumes:
   Gas (mcf/day)(1)....................................................       17,377         17,596          11,897
   Oil (bbls/day)......................................................          486            535             233
Average sales price:
   Gas (per mcf).......................................................  $      5.04    $      3.15     $     2.37
   Oil (per bbl).......................................................  $     25.56    $     24.50     $    14.57
Production costs:
   As a percent of sales...............................................           16%            29%            39%
   Per mcfe............................................................  $       .84    $       .95     $      .99

---------
(1) Excludes sales of residual gas and sales to landowners.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         Our natural gas revenues were $31.9 million in fiscal 2001, an increase of $11.7 million (57%) from $20.3 million in fiscal 2000. The increase was due to a 60% increase in the average sales price of natural gas partially offset by a 1% decrease in production volumes. The $11.7 million increase in gas revenues consisted of $12.2 million attributable to price increases, partially offset by $491,000 attributable to volume decreases.

         Our oil revenues were $4.5 million in fiscal 2001, a decrease of $267,000 (6%) from $4.8 million in fiscal 2000. The decrease resulted from a 9% decrease in production volumes, partially offset by a 4% increase in the average sales price of oil. The $267,000 decrease in oil revenues consisted of $474,000 attributable to volume decreases partially offset by $207,000 attributable to price increases.

         Our well drilling revenues and expenses in fiscal 2001 represent the billing and costs associated with the completion of 234 net wells for partnerships sponsored by Atlas America in fiscal 2001 as compared to 168 wells completed in fiscal 2000. Our gross profit from drilling operations was $6.9 million (a 16% margin) in fiscal 2001, as compared to $6.1 million (a 19% margin) in fiscal 2000. The increase in gross profit for fiscal 2001 arose from a 39% increase in the number of wells drilled which resulted from an increase in the funds we were able to obtain from investors for our drilling partnerships. This increase was partially offset by a decrease in our average revenue per well and an increase in the average cost per well. Both the revenue and cost per well are affected by changes in oil and gas prices and competition for drilling equipment and services. Demand for drilling equipment and services increased in fiscal year ended September 30, 2001 as compared to the prior year as a result of general increases in the prices obtainable for natural gas, thereby, increasing the cost to us.

         Well services revenues increased as a result of an increase in the number of wells we operate. The increase in the number of wells resulted from new partnership wells drilled during fiscal 2001 and 2000 as discussed above. This increase was partially offset by a decrease in gas marketing revenues, associated with the termination of our activities in this area. Our well service expenses increased 10% in fiscal 2001 as compared to the prior year. The increase in fiscal 2001 resulted from an increase in labor costs due to the increase in the number of wells we service.

         Our transportation revenues, which are derived from our natural gas transportation agreements with partnerships we sponsor, increased slightly due to volumes associated with the additional wells drilled and pipelines acquired. Our transportation expenses decreased 30% in fiscal 2001 as a result of estimates of certain maintenance and repair costs associated with our acquisition of Viking Resources in fiscal 2000.

         Our production costs decreased $1.0 million (14%) to $6.2 million in fiscal 2001 from $7.2 million in fiscal 2000. The average production cost decreased $.11 (12%) to $.84 per mcf in fiscal 2001 from $.95 per mcf in fiscal 2000. The decrease in fiscal 2001 as compared to fiscal 2000 reflects efficiencies we realized through our consolidation of field operations subsequent to various acquisitions.

         Our exploration costs were $1.7 million in fiscal 2001, an increase of $551,000 (50%) from fiscal 2000. This increase was due to increased personnel and operating expenses resulting from our increased drilling activities.

         Our non-direct expenses were $9.4 million in fiscal 2001, an increase of $1.8 million (23%) from fiscal 2000. These expenses include, among other things, salaries and benefits not allocated to a specific business segment, the costs of running the energy corporate office and outside services. These expenses increased in part due to the increased operations of our energy division. In addition, costs and expenses associated with our public pipeline subsidiary, Atlas Pipeline, increased $567,000 in part due to a full year of operations in fiscal 2001. Also, syndication expenses and outside services increased $229,000 during fiscal 2001 as the amount of funds raised for our drilling partnerships increased and the increased drilling and servicing activity referred to above.

         Depletion of oil and gas properties as a percentage of oil and gas revenues was 17% in fiscal 2001 compared to 23% in fiscal 2000. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas. Higher gas prices caused depletion as a percentage of oil and gas to decrease.

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

         Without the addition of Viking Resources, gas and oil revenues would have been $13.4 million and $1.3 million, respectively, resulting in an overall increase of $3.9 million (28%) compared to fiscal 1999. Average daily gas production volumes would have been 11,911 mcf, a 4% increase compared to fiscal 1999. The average sales price per mcf would have been $3.08 per mcf as compared to $2.34 per mcf. Average daily oil production volumes would have decreased 56 barrels per day (28%) from 1999, offset by a 79% increase in the average sales price per barrel of oil to $24.01.

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

         Transportation revenues increased $1.5 million (44%) to $4.8 million in the year ended September 30, 2000, as compared to the same period of the prior year. This increase principally resulted from the additional revenue associated with the acquisition of Viking Resources and its pipeline operations.

         Our production costs, excluding exploration costs of $1.1 million, increased $2.4 million (50%) to $7.2 million in fiscal 2000, as compared to $4.8 million in fiscal 1999 as a result of the acquisition of Viking Resources' interests in producing properties and the drilling activities referred to above.

         Our transportation expenses increased $2.2 million to $2.8 million (338%) as compared to the same period of the prior year. Of this increase, $1.4 million was related to the acquisition of Viking Resources and its pipeline operations.

         Our non-direct expenses were $7.6 million in fiscal 2000, an increase of $2.2 million (42%) from $5.4 million in fiscal 1999. Fiscal 2000 non-direct expenses increased due to the growth in our energy division. Atlas Pipeline Partners, a public entity, was formed in February 2000 and has incurred those costs normally associated with public entities which also served to increase non-direct expenses. Fiscal 2000 also includes a full twelve months of costs associated with Viking Resources. Finally, certain allocations changed such that more costs are allocated to non-direct expense rather than being allocated to another energy function such as production, drilling, well services or well operations.

         Depletion of oil and gas property costs as a percentage of oil and gas revenues was 23% in fiscal 2000 compared to 25% in fiscal 1999. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of our gas and oil properties.

Results of Operations: Real Estate Finance

         During fiscal 2001, we continued to focus on managing our existing portfolio of real estate loans rather than on acquiring new real estate loans. Although we sold five portfolio loans and acquired senior lien interests in each of two loans in which we had previously held only subordinate interests, the transactions were primarily directed at simplifying our loan portfolio and improving our lien seniority. The transactions decreased our portfolio from 38 loans to 33 loans, while increasing our portfolio book value from $183.9 million to $189.7 million.

         The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
Revenues:
     Interest..........................................................  $     9,251    $    11,229     $    17,280
     Accreted discount (net of collection of interest).................        5,923          5,802          18,965
     Gains on sales of senior lien interests and loans.................        1,612          1,443           3,784
     Net rental and fee income.........................................          113            175           5,878
                                                                         -----------    -----------     -----------

                                                                         $    16,899    $    18,649     $    45,907
                                                                         ===========    ===========     ===========

Cost and expenses......................................................  $     1,504    $     3,256     $     3,102
                                                                         ===========    ===========     ===========

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         Revenues from our real estate finance operations decreased $1.7 million (9%), from $18.6 million in fiscal 2000 to $16.9 million in fiscal 2001. We attribute the decrease primarily to the following:

          o A decrease of $1.9 million (11%) in interest income resulting from the following:

               - The repayment of two loans by two borrowers, one in October 1999 and one in July 2000 of approximately $59.6 million which decreased interest income by $1.9 million during fiscal 2001 compared to fiscal 2000.

               - The sale of six loans, one in December 1999, one in June 2000, one in March 2001, two in June 2001 and one in July 2001, which decreased interest income by $863,000 during fiscal 2001 compared to fiscal 2000.

               - The completion of accretion of discount in fiscal 2001 on eight loans as to which $1.4 million in accretion had been taken in fiscal 2000, as compared to $448,000 in fiscal 2001, which decreased interest income by $948,000.

               - These decreases were offset by an increase of $1.9 million in accretion of discount on eight loans in fiscal 2001 compared to fiscal 2000.

          o A decrease of $62,000 (35%) in net rental and fee income during fiscal 2001, to $113,000 from $175,000 in fiscal 2000. The decrease primarily resulted from the following:

               - an increase of $524,000 in a non-cash loss on one real estate venture. The loss resulted from depreciation and other non-cash charges allocated to our interest in an investment we account for on the equity method.

               -    A decrease of $20,000 in service fees.

               - This decrease was partially offset by a one-time service fee of $190,000 received from a real estate venture in which we own a 50% interest, an increase of $68,000 in rental income from another real estate venture and income of $224,000 associated with another joint venture which we account for using the equity method.


          o An increase of $169,000 (12%) in gains on sales of loans from $1.4 million in fiscal 2000 to $1.6 million in fiscal 2001, resulting primarily from the following:

               - The sale of five loans in fiscal 2001 having book values totaling $23.6 million for $25.1 million, resulting in gains of $1.5 million as compared to the sale of three loans in fiscal 2000 having book values totaling $11.1 million for $12.4 million, resulting in gains of $1.3 million.

               - The repayment of two loans in fiscal 2001, having aggregate book values of $130,000 for $225,000, resulting in gains of $95,000 as compared to the repayment of four loans in fiscal 2000 having aggregate book values of $299,000 for $440,000, resulting in gains of $141,000.

         Costs and expenses of our real estate finance operations decreased $1.8 million (54%) to $1.5 million in the year ended September 30, 2001. The decrease was primarily due to of a reduction in staff resulting from our decision in fiscal 2000 to concentrate our real estate finance activities on managing our existing loan portfolio.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         Revenues from our real estate finance operations decreased $27.2 million (59%), from $45.9 million in fiscal 1999 to $18.6 million in fiscal 2000. We attribute the decrease primarily to the following:

          o A decrease of $19.2 million (53%) in interest income resulting from the following:

               - The repayment of a loan in June 1999 which decreased interest income by $9.7 million during fiscal 2000 as compared to fiscal 1999.

               - The repayment by a borrower in October 1999 of approximately $58.8 million of another loan, which decreased interest income by $1.4 million during fiscal 2000 as compared to fiscal 1999.

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

Results of Operations: Other Revenues, Costs and Expenses

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         Our interest and other income was $6.4 million in fiscal 2001, a decrease of $4.0 million (38%) from $10.4 million in fiscal 2000. The decrease in fiscal 2001 primarily resulted from a decrease in interest income of $5.4 million most of which was attributable to our discontinued leasing subsidiary. Dividend income increased $465,000 primarily as a result of our additional investment in RAIT in fiscal 2001. Other expenses, which are netted in this line item, decreased $790,000 in fiscal 2001 due to certain non-recurring charges in the prior year.

         Our general and administrative expenses were $5.7 million in fiscal 2001, a decrease of $2.2 million (28%) from $7.9 million in fiscal 2000. The decrease primarily resulted from decreases in pension expense and salary and benefits ($2.4 million) as we redeployed certain personnel and their related payroll costs to energy operations from general and administrative.

         Our depreciation, depletion and amortization expense was $11.0 million in fiscal 2001, an increase of $1.1 million (12%) from $9.9 million in fiscal 2001. This increase primarily resulted from an increase in the depletable basis of our oil and gas properties due to the additional capitalized costs associated with drilling and acquisitions in fiscal 2001.

         Our interest expense was $14.7 million in fiscal 2001, a decrease of $3.9 million (21%) from $18.6 million in fiscal 2000. This decrease primarily resulted from our ongoing repurchase of our senior notes during fiscal 2001, which reduced interest by $2.9 million for fiscal 2001 as compared to fiscal 2000. In addition, a reduction in borrowings and lower rates received by our energy operations on funds borrowed decreased interest by $1.2 million in fiscal 2001 and 2000. These decreases were partially offset by an increase in interest expense in our real estate operations due to increased borrowings.

         We own 50% of the limited partnership interest in Atlas Pipeline through subordinated units we received at the closing of the offering of Atlas Pipeline's common units to the public and the sale of our gathering systems to Atlas Pipeline. The minority interest in Atlas Pipeline is the interest of Atlas Pipeline's common unitholders. Because we own more than 50% of Atlas Pipeline, it is included in our consolidated financial statements and the ownership by the public is shown as a minority interest. The minority interest in Atlas Pipeline's earnings was $4.1 million for fiscal 2001 as compared to $2.1 million for fiscal 2000, an increase of $2.0 million (99%). The increase was the result of an increase in Atlas Pipeline's net income and the effect of a full year of operations in fiscal 2001 as compared to fiscal 2000 in which operations commenced on January 28, 2000.

         Our equity in the loss of an unconsolidated affiliate represents 50% of the net loss of Optiron Corporation, an energy technology company formed in fiscal 2000.

         Our provision for possible losses was $863,000 in fiscal 2001, a net decrease of $73,000 (8%), resulting primarily from the following:

          o In energy, we recorded a provision for possible losses against receivables in the amount of $263,000, associated with the Chapter 11 bankruptcy filing of an energy customer during the current fiscal year.

          o In real estate, we recorded a provision on one loan in the amount of $328,000 in fiscal 2000, which we subsequently sold in fiscal 2001.

         Our effective tax rate increased to 31% in fiscal 2001 as compared to 29% in fiscal 2000, as a result of an increase in pre-tax earnings coupled with a consistent level of permanent differences between book and taxable income.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         Our interest and other income was $10.4 million in fiscal 2000, an increase of $2.3 million (29%) from $8.1 million in fiscal 1999. The increase in fiscal 2000 primarily resulted from intercompany interest on increased lending to our discontinued small-ticket equipment leasing subsidiary ($1.8 million). Also, as a result of a substantial increase in our uncommitted cash balances from the sale of our equipment leasing operations, and the temporary investment of such balances, interest income increased by $419,000.

         Our general and administrative expenses were $7.9 million in fiscal 2000, an increase of $3.0 million (62%) from $4.9 million in fiscal 1999. The increase primarily resulted from increases in pension costs ($2.0 million), occupancy costs ($200,000), insurance and taxes ($271,000) and personnel costs ($562,000).

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

         In the fourth quarter of fiscal 2000, because of the sale of our equipment leasing operation and the re-emphasis of our energy operations, both our president and our vice chairman of the board, who was also president of our commercial real estate finance business, were separated from the Company. Both officers were parties to employment agreements and were separated in accordance with the terms of those agreements. Accordingly, continuing results of operations were charged $1.8 million and discontinued operations were charged $2.3 million.

         The minority interest in Atlas Pipeline represents 47% of the net earnings of Atlas Pipeline as a result of the sale in February 2000 of our natural gas gathering operations to Atlas Pipeline. Because we own more than 50% of Atlas Pipeline it is included in our consolidated financial statements and the ownership by the public is shown as a minority interest.

         Our equity in the loss of an unconsolidated affiliate represents 50% of the net loss of Optiron and its predecessor, and a provision for possible losses of $500,000 against advances made to this affiliate.

         Our provision for possible losses increased to $936,000 in fiscal 2000, an increase of $436,000 (87%) from $500,000 in fiscal 1999. This increase primarily resulted from an increase to the provision in the fourth quarter of fiscal 2000 caused by the partial write-down of one loan in the amount of $328,000 during that quarter.

         Our effective tax rate decreased to 29% in fiscal 2000 as compared to 31% in fiscal 1999, as a result of a reduction in pre-tax earnings, coupled with a consistent level of permanent differences between book and taxable income.

Liquidity and Capital Resources

         Following the sale of our equipment leasing operations, our major sources of liquidity have been the proceeds of that sale, funds generated by operations, and borrowings under our existing credit facilities. We have employed these funds principally in the expansion of our energy operations, the repurchase of our senior notes and common stock and the acquisition of two senior lien interests in loans in which we held junior positions. The following table sets forth our sources and uses of cash for the years ended September 30, 2001, 2000 and 1999:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
Provided by operations.................................................  $    19,271    $    15,386     $     7,778
(Used in) provided by investing activities.............................      (30,762)       172,900         (89,858)
(Used in) provided by financing activities.............................      (58,385)       (77,358)         89,556
Provided by (used in) discontinued operations..........................        1,417        (26,325)        (48,317)
                                                                         -----------    -----------     -----------
(Decrease) increase in cash and cash equivalents.......................  $   (68,459)   $    84,603     $   (40,841)
                                                                         ============   ===========     ===========

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         We had $48.6 million in cash and cash equivalents on hand at September 30, 2001 as compared to $117.1 million at September 30, 2000. Our ratio of earnings to fixed charges was 2.7 to 1.0 in the fiscal year ended September 30, 2001 as compared to 1.5 to 1.0 in the fiscal year ended September 30, 2000.

         Cash provided by our operating activities increased $3.9 million in fiscal 2001 as compared to fiscal 2000 primarily as a result of the following:

          o Energy operating net income, including minority interest, increased cash flow by $10.7 million in fiscal 2001, primarily as a result of a 60% increase in the average price we received for our natural gas.

          o Collections of interest decreased cash flow by $4.5 million in fiscal 2001, primarily due to the repayment of accrued interest upon borrower refinancings of two loans in fiscal 2000.

          o Changes in the amount of our accounts receivable and accounts payable and other liabilities increased cash flow by $3.5 million in fiscal 2001.

          o    Interest income decreased $5.7 million in fiscal 2001
               primarily as a result of interest income received in fiscal 2000 from our discontinued leasing subsidiary.

         Cash used in our investing activities increased $203.7 million in fiscal 2001 as compared to fiscal 2000 primarily as a result of the following:

          o The receipt in fiscal 2000 of $126.3 million from the sale of our equipment leasing operations.

          o Principal payments on notes receivable decreased $44.1 million from fiscal 2000 to fiscal 2001 primarily due to the repayment during fiscal 2000 of a loan associated with a building on which we held a mortgage.

          o Investments in real estate loans and ventures increased by $20.2 million in fiscal 2001 and compared to fiscal 2000 as a result of the purchase of two loan participations.

          o Capital expenditures and asset acquisitions increased $11.0 million in fiscal 2001 primarily from our purchase of certain assets from Kingston Oil Corporation, American Refining and Production Company and Castle Gas Company.

          o In fiscal 2001, a final payment of $2.3 million was made in accordance with the purchase agreement of Viking Resources.

         Our cash flows used in financing activities decreased $19.0 million in fiscal 2001 as compared to fiscal 2000 primarily as a result of the following:

          o Net borrowings under our energy credit facility increased $41.9 million in fiscal 2001 as compared to 2000.

          o We used $57.6 million in cash in fiscal 2001 to repurchase shares of our common stock in a dutch auction tender offer.

          o We repaid a $58.9 million real estate loan in fiscal 2000 with proceeds received from a borrower refinancing in fiscal 2000.

          o We received net proceeds totaling $15.3 million in fiscal 2000 from the initial public offering of Atlas Pipeline.

          o Net repayments on remaining debt increased $6.7 million due to the continued buy-back of our senior notes offset by additional borrowings, most of which were in real estate finance.

          o    Dividends to minority interests increased $1.8 million in fiscal
               2001.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         We had $117.1 million in cash and cash equivalents on hand at September 30, 2000 as compared to $32.5 million at September 30, 1999. Our ratio of earnings to fixed charges was 1.5 to 1.0 in the fiscal year ended September 30, 2000 as compared to 2.8 to 1.0 in the fiscal year ended September 30, 1999.

         Cash provided by our operating activities in fiscal 2000 increased $7.6 million primarily as a result of the following:

          o Energy operating net income, including minority interest and excluding gain on sale increased $5.1 million.

          o Changes in operating assets and liabilities increased cash low by $4.5 million.

          o Pension costs decreased cash flow $2.0 million in fiscal 2000 as compared to fiscal 1999.

         Cash provided by our investing activities increased $262.8 million in fiscal 2000 as compared to fiscal 1999 primarily as a result of the following:

          o Proceeds from sale of our equipment leasing operations increased cash flow by $122.3 million during fiscal 2000.

          o Principal payments on notes receivable increased $44.7 million primarily due to the sale or refinancing of four real estate loans during fiscal year 2000.

          o Investments in real estate loans and ventures decreased in fiscal 2000 by $92.4 million as compared to fiscal 1999.

         Our cash flows used in financing activities increased $166.9 million in fiscal 2000 as compared to the fiscal 1999 as a result of the following:

          o Net borrowings decreased $179.5 million in fiscal 2000 as compared to fiscal 1999.

          o We received net proceeds of $15.3 million from the sale of our gathering systems to Atlas Pipeline in fiscal 2000.

          o Dividends to Atlas Pipeline minority interests increased $1.9 million in fiscal 2000 as compared to fiscal 1999.

Inflation and Changes in Prices

         The Company's revenues, the value of its assets, its ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company's ability to control or predict. During fiscal 2001, the Company received an average of $5.04 per mcf of gas and $25.56 per barrel of oil after hedging. Prices for both gas and oil have dropped substantially since September 30, 2001. Although certain of our costs and expenses are affected by general inflation, inflation has not normally had a significantly effect on us. However, industry specific pressure could increase over time due to favorable conditions in the industry.

Dividends

         In the years ended September 30, 2001, 2000 and 1999, we paid dividends of $2.4 million, $3.1 million and $2.9 million, respectively. We have paid regular quarterly dividends since August 1995.

         The determination of the amount of future cash dividends, if any, is in the sole discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters the Board of Directors deems relevant, including restrictions which may be imposed pursuant to the indenture under which our senior notes were issued.

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

         General. During the fiscal year ended September 30, 2001, our investments in real estate loans did not undergo material change other than changes resulting from normally recurring debt service payments received except for the sale of five loans having book values totaling $23.0 million and the purchase of senior positions in two loans in which we held junior positions at a cost of $21.6 million. Our long-term debt generally did not undergo material change other than changes resulting from normally recurring debt service payments. We entered into a $10.0 million term loan facility secured by certain mortgage loans, as discussed in "Real Estate Finance Assets."

         Energy. At September 30, 2001, the amount outstanding under a revolving loan attributable to our energy operations increased to $44.4 million from $23.2 million at September 30, 2000. The weighted average interest rate for this facility decreased from 8.54% at September 30, 2000 to 5.67% at September 30, 2001, due to a decrease in market index rates used to calculate the facility's interest rates.

         In October 2000, a $10.0 million revolving credit facility was obtained to fund the expansion of Atlas Pipeline's existing gathering systems and the acquisitions of other gas gathering systems. In the nine months ended September 30, 2001, $2.1 million was drawn under this facility to fund two acquisitions of gas gathering systems and to fund certain capital expenditures. This balance is outstanding as of September 30, 2001. At the borrower's option, the facility bears interest at either the lending institution's prime rate plus 50 basis points or the Euro Rate, which is defined as an average of specified London InterBank Offered Rate ("LIBOR") rates plus 150 to 200 basis points, depending upon Atlas' leverage ratio. At September 30, 2001, the weighted average interest rate was 5.23%.

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

         Effective October 1, 2000, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138). As of September 30, 2001, we had gas hedges in place covering 45,900 dekatherm maturing through January 2003. The fair value of these hedges ($15,000 at September 30, 2001) is included on our balance sheet and represents the estimated amount that would have been realized had the hedges been terminated on that date. As these contracts qualify and have been designated as cash flow hedges, gains and losses on them resulting from market price changes are determined monthly and reflected in accumulated other comprehensive income until the month in which the hedged production is sold. At that time the amount included in accumulated other comprehensive income related to the sold production is closed to production revenues. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on NYMEX. Net losses relating to these hedging contracts in fiscal 2001 and 2000 were $599,000 and $832,000, respectively, and a gain of $35,000 was realized in fiscal 1999.

Real Estate Finance Assets

         The following table sets forth information regarding 32 of the 33 loans held in our portfolio as of September 30, 2001. The presentation, for each category of information, aggregates the loans by their maturity dates for maturities occurring in each of the fiscal years 2002 through 2006 and separately aggregates the information for all maturities arising after the 2006 fiscal year. We do not believe that these loans are sensitive to changes in interest rates since:

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

                                       Portfolio Loans, Aggregated by Maturity Dates,(1) for the Years Ended September 30,
                               ------------------------------------------------------------------------------------------------
                                  2002(2)         2003          2004          2005         2006         Thereafter      Totals
                               ------------    ----------   ----------    ----------    -----------   ------------   ----------
Outstanding loan receivable
balances (to Resource
America's net interest)........ $73,891,858    $8,299,482      N/A        $9,417,249    $67,366,673   $133,405,974  $292,381,236
Carried cost of investment
(fixed rate)................... $39,149,059    $2,291,158      N/A        $7,450,107    $22,902,783    $74,793,763  $146,586,870
Average stated interest rate
(fixed rate)...................      10.79%        11.00%      N/A           9.13%         9.53%            10.61%
Carried cost of investment
(variable rate)................  $1,904,279      N/A           N/A            N/A           N/A         $5,228,823    $7,133,102
Average stated interest rate
(variable rate)................       9.01%      N/A           N/A            N/A           N/A              6.06%
Average interest payment
rate...........................      (3)          (3)           (3)            (3)           (3)             (3)
Third party liens.............. $20,169,931      N/A           N/A        $6,900,094    $66,480,435   $127,107,558  $220,658,018
Average interest rate of
senior lien interests (fixed
rate)..........................       8.31%      N/A           N/A          11.49%         8.70%            12.14%

--------
(1) Maturity dates of related forbearance agreement or our interest in the loan.
(2) Includes five loans whose forbearance agreements expired during the fiscal year ended September 30, 2000 and 2001. These loans aggregated $30.9 million of outstanding loan receivables (to our interest). The carried costs (fixed rate and variable rate) of the loans were $12.8 million and the principal balance of the related senior lien interests was $13.5 million. We continue to forbear from exercising our remedies with respect to these loans since we receive all of the economic benefit from the properties without having to incur the expense of foreclosure.
(3) Pay rates are equal to the net cash flow from the underlying properties after payments on senior lien interests and, accordingly, depend upon future events not determinable as of the date hereof.

Maturity dates for senior lien interests according to the maturity of our underlying loans are as follows:

  Maturity Date of            Maturity Dates of
  Portfolio Loans           Senior Lien Interests         Outstanding Balance
 (Fiscal Year Ended           (Fiscal Year Ended        of Senior Lien Interests
   September 30)                September 30)            at September 30, 2001
   -------------                -------------            ---------------------
        2000                       2010                      $   6,410,107

        2001(a)                    2000                          2,000,000
                                   2001                          2,809,000
                                   2007                          2,330,551

        2002                       2003                          4,220,273
                                   2004                          2,400,000

        2003                       2009                         15,067,575
                                   2006                          2,076,911

        2004                       2004                               None

        2005                       2004                          1,764,242
                                   2010                          5,135,852

        2006                       2006                         64,403,524

     Thereafter                    2002                          2,096,000
                                   2003                          2,669,113
                                   2004                          2,517,113
                                   2008                         69,427,425
                                   2009                         29,041,886
                                   2010                          4,409,672
                                   2014                          1,878,774
                                                             -------------

          Total                                              $ 220,658,018
                                                             =============
--------------
     (a) The forbearance agreements with respect to these loans came due during the fiscal years ended September 30, 2000 and 2001. We continue to forbear from exercising our remedies with respect to these loans since we believe we receive all of the economic benefit from the properties without having to incur the expense of foreclosure.

         The following table sets forth information concerning one of the 33 loans held in our portfolio at September 30, 2001 that we believe may be deemed to be interest rate sensitive.

      Outstanding receivable balance (to Resource America's net
      interest).....................................................           $ 45,501,440

      Carried cost of investment....................................           $ 38,543,503

      Interest payment rate.........................................      Net cash flow from property underlying loan
                                                                          stated rate:  10.0%

      Third party lien..............................................           $ 59,280,000

      Interest rate (third party lien)..............................      Stated rate:  LIBOR plus 200 basis points;
                                                                          current rate: 8.8%(1)

      Maturity date (third party lien)..............................               10/01/05

     ------------
     (1) We purchased an interest rate swap with respect to this loan. As a result of this swap, we pay a fixed rate of 8.8%, while the swap counterparty is responsible for the LIBOR-based rate.

         For a discussion of the changes in our loan portfolio, you should read
Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operation: Real Estate Finance."

Corporate Liabilities

         The following table sets forth certain information regarding our debt obligations as of September 30, 2001. For further information regarding our senior notes and credit facilities, you should read Item 1, "Business - Credit Facilities and Senior Notes," and Note 5 to the consolidated financial statements.

                                        Debt Obligations, Aggregated by Maturity Date for the Years Ended September 30,
                                2002            2003           2004          2005          2006       Thereafter          Total
                                ----            ----           ----          ----          ----       ----------          -----
Fixed rate..............         -               -          $67,701,000          -          -             -            $67,701,000

Average interest rate...         -               -               -           11.98%         -             -

Variable rate...........      $8,560,000    $66,077,000      $3,939,000    1,850,000    1,850,000      154,000         $82,430,000

Average interest rate...         6.01%         5.80%           11.64%        6.09%        6.09%         6.09%

Futures Contracts

         For information regarding open natural gas futures contracts relating to natural gas sales at September 30, 2001 and the results of natural gas hedging during fiscal 2001, 2000 and 1999, you should read Note 9 of the notes to consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

Stockholders and Board of Directors RESOURCE AMERICA, INC.

         We have audited the accompanying consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

         We have also audited Schedule IV as of September 30, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP




Cleveland, Ohio
December 3, 2001

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000

                                                                                    2001           2000
                                                                                ----------     -----------
                                                                             (in thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents.................................................   $   48,648     $   117,107
   Accounts and notes receivable.............................................       23,497          16,398
   Prepaid expenses..........................................................          762           2,292
                                                                                ----------     -----------
     Total current assets....................................................       72,907         135,797

Investments in real estate loans (less allowance for
   possible losses of $2,529 and $2,013).....................................      189,734         183,927
Investments in real estate ventures..........................................       16,666          17,723
Investment in RAIT Investment Trust..........................................       20,909          10,533

Property and equipment:
   Oil and gas properties and equipment (successful efforts).................      106,795          86,028
   Gas gathering and transmission facilities.................................       23,608          18,775
   Other.....................................................................        7,310           7,037
                                                                                ----------     -----------
                                                                                   137,713         111,840

Less - accumulated depreciation, depletion and amortization                        (34,739)        (26,977)
                                                                                ----------     -----------
   Net property and equipment................................................      102,974          84,863

Goodwill (less accumulated amortization of $4,063 and $2,612)................       31,420          28,484
Other assets.................................................................       37,154          46,504
                                                                                ----------     -----------
                                                                                $  471,764     $   507,831
                                                                                ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.........................................   $    8,560     $     7,250
   Accounts payable..........................................................       23,564          12,578
   Accrued interest..........................................................        1,721           1,966
   Accrued liabilities.......................................................        6,255          21,039
   Estimated income taxes....................................................          288           7,470
   Deferred revenue on drilling contracts....................................       13,770           8,140
                                                                                ----------     -----------
       Total current liabilities.............................................       54,158          58,443

Long-term debt:
   Senior....................................................................       66,826          80,391
   Non-recourse..............................................................       62,159          42,040
   Other.....................................................................       12,586           5,251
                                                                                ----------     -----------
                                                                                   141,571         127,682

Deferred revenue and other liabilities.......................................        1,578           3,004
Deferred income taxes........................................................       18,682          19,567

Minority interest............................................................       20,316          17,920

Commitments and contingencies................................................            -               -

Stockholders' equity:
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ...........            -               -
   Common stock, $.01 par value: 49,000,000 authorized shares................          249             246
   Additional paid-in capital................................................      223,712         221,361
   Less treasury stock, at cost..............................................      (74,080)        (15,778)
   Less loan receivable from Employee Stock Ownership Plan (ESOP)............       (1,297)         (1,393)
   Accumulated other comprehensive income (loss).............................        1,657            (974)
   Retained earnings.........................................................       85,218          77,753
                                                                                ----------     -----------
         Total stockholders' equity..........................................      235,459         281,215
                                                                                ----------     -----------
                                                                                $  471,764     $   507,831
                                                                                ==========     ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                    2001          2000            1999
                                                                                ----------     -----------    -----------
                                                                                  (in thousands, except per share data)
REVENUES
Energy.....................................................................     $   94,806     $    70,552    $    55,093
Real estate finance........................................................         16,899          18,649         45,907
Interest and other.........................................................          6,421          10,410          8,089
                                                                                ----------     -----------    -----------
                                                                                   118,126          99,611        109,089

COSTS AND EXPENSES
Energy.....................................................................         59,976          48,378         39,077
Real estate finance........................................................          1,504           3,256          3,102
General and administrative.................................................          5,680           7,894          4,859
Depreciation, depletion and amortization...................................         11,038           9,872          5,985
Interest...................................................................         14,736          18,632         20,226
Provision for possible losses..............................................            863             936            500
Termination charge.........................................................              -           1,753              -
Minority interest in Atlas Pipeline Partners, L.P..........................          4,099           2,058              -
Equity in loss of unconsolidated affiliate.................................          1,493           1,132             49
                                                                                ----------     -----------    -----------
                                                                                    99,389          93,911         73,798
                                                                                ----------     -----------    -----------

Income from continuing operations before income taxes,
   extraordinary item and cumulative effect of a change
   in accounting principle.................................................         18,737           5,700         35,291
Provision for income taxes.................................................          5,808           1,638         11,110
                                                                                ----------     -----------    -----------
Income from continuing operations before extraordinary item
   and cumulative effect of a change in accounting principle...............         12,929           4,062         24,181
                                                                                ----------     -----------    -----------

Discontinued operations:
   Income (loss) from operations of subsidiaries...........................              -             476         (5,686)
   (Loss) gain on disposal of subsidiaries.................................         (3,224)         12,944           (275)
                                                                                -----------    -----------    -----------
                                                                                    (3,224)         13,420         (5,961)

Extraordinary item, net of taxes of $67, $367 and $142.....................            124             683            299
Cumulative effect of a change in accounting principle, net of taxes of $28.              -               -            (59)
                                                                                ----------     -----------    -----------

Net income.................................................................     $    9,829     $    18,165    $    18,460
                                                                                ==========     ===========    ===========

Net income (loss) per common share - basic:
   From continuing operations..............................................     $      .72     $       .18    $      1.09
   Discontinued operations.................................................           (.18)            .57           (.27)
   Extraordinary item......................................................            .01             .03            .01
   Cumulative effect of a change in accounting principle...................              -               -              -
                                                                                ----------     -----------    -----------
   Net income per common share - basic.....................................     $      .55     $       .78    $       .83
                                                                                ==========     ===========    ===========
Weighted average common shares outstanding.................................         17,962          23,413         22,108
                                                                                ==========     ===========    ===========

Net income (loss) per common share - diluted:
   From continuing operations..............................................     $      .70     $       .17    $      1.06
   Discontinued operations.................................................           (.18)            .56           (.26)
   Extraordinary item......................................................            .01             .03            .01
   Cumulative effect of a change in accounting principle...................              -               -              -
                                                                                ----------     -----------    -----------

   Net income per common share - diluted...................................     $      .53     $       .76    $       .81
                                                                                ==========     ===========    ===========

Weighted average common shares.............................................         18,436          23,828         22,803
                                                                                ==========     ===========    ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                    2001          2000             1999
                                                                                ----------     -----------    -----------
                                                                                             (in thousands)
Net income.................................................................     $    9,829     $    18,165    $    18,460

Unrealized gain (loss) on investment in RAIT Investment Trust,
   net of taxes of ($1,350), ($413) and $893...............................          2,622             788         (1,719)

Unrealized gain on natural gas futures and option contracts,
   net of taxes of $5......................................................              9               -              -
                                                                                ----------     -----------    -----------

Comprehensive income.......................................................     $   12,460     $    18,953    $    16,741
                                                                                ==========     ===========    ===========









































           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
                        (in thousands, except share data)

                                            Common Stock           Additional          Treasury Stock
                                     ----------------------------   Paid-In        ----------------------
                                         Shares        Amount       Capital         Shares         Amount
                                     ------------------------------------------------------------------------
Balance, September 30, 1998........      22,969,108   $     230    $   208,588    (1,109,151)     $  (17,890)
Treasury shares issued.............                                       (498)       47,719           1,001
Issuance of common stock...........       1,416,171          14         12,994
Treasury shares acquired...........                                                  (10,000)           (113)
Other comprehensive (loss)
Cash dividends ($.13 per share)....
Repayment of ESOP loan.............
Net income.........................
-------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999........      24,385,279   $     244  $     221,084    (1,071,432)     $  (17,002)
Treasury shares issued.............                                       (917)       66,450           1,396
Issuance of common stock...........         236,683           2          1,194
Purchase of treasury shares........                                                  (25,000)           (172)
Other comprehensive income.........
Cash dividends ($.13 per share)....
Repayment of ESOP loan.............
Net income.........................
-------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000........      24,621,962   $     246  $     221,361    (1,029,982)     $  (15,778)
Treasury shares issued.............                                       (407)       33,916             804
Issuance of common stock...........         318,075           3          2,758
Cancellation of shares issued......                                                 (153,526)         (1,305)
Purchase of treasury shares........                                               (6,349,021)        (57,801)
Other comprehensive income.........
Cash dividends ($.13 per share)....
Repayment of ESOP loan.............
Net income.........................
-------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001........      24,940,037   $     249  $     223,712    (7,498,613)     $  (74,080)
                                         ==========   =========  =============  =============     ===========

                                                     Accumulated
                                          ESOP          Other                         Totals
                                          Loan      Comprehensive      Retained    Stockholders'
                                       Receivable    Income (Loss)     Earnings       Equity
                                     -------------------------------------------------------------
Balance, September 30, 1998........      $ (1,591)     $     (43)      $  47,184    $   236,478
Treasury shares issued.............                                                         503
Issuance of common stock...........                                                      13,008
Treasury shares acquired...........                                                        (113)
Other comprehensive (loss)                                (1,719)                        (1,719)
Cash dividends ($.13 per share)....                                       (2,931)        (2,931)
Repayment of ESOP loan.............           103                                           103
Net income.........................                                       18,460         18,460
--------------------------------------------------------------------------------------------------
Balance, September 30, 1999........      $ (1,488)     $  (1,762)      $  62,713    $   263,789
Treasury shares issued.............                                                         479
Issuance of common stock...........                                                       1,196
Purchase of treasury shares........                                                        (172)
Other comprehensive income.........                          788                            788
Cash dividends ($.13 per share)....                                       (3,125)        (3,125)
Repayment of ESOP loan.............            95                                            95
Net income.........................                                       18,165         18,165
--------------------------------------------------------------------------------------------------
Balance, September 30, 2000........      $ (1,393)     $    (974)      $  77,753    $   281,215
Treasury shares issued.............                                                         317
Issuance of common stock...........                                                       2,841
Cancellation of shares issued......                                                      (1,305)
Purchase of treasury shares........                                                     (57,801)
Other comprehensive income.........                        2,631                          2,631
Cash dividends ($.13 per share)....                                       (2,364)        (2,364)
Repayment of ESOP loan.............            96                                            96
Net income.........................                                        9,829          9,829
--------------------------------------------------------------------------------------------------
Balance, September 30, 2001........      $ (1,297)     $   1,657       $  85,218    $   235,459
                                         =========     =========       =========    ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                    2001          2000             1999
                                                                                ----------     -----------    -----------
                                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................   $    9,829     $    18,165    $    18,460
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization..................................       11,038           9,872          5,985
   Amortization of discount on senior notes and deferred finance costs.......        1,005           1,110          1,241
   Provision for possible losses.............................................          863             936            500
   Minority interest in Atlas Pipeline Partners L.P..........................        4,099           2,058              -
   Equity in loss of unconsolidated affiliate................................        1,493           1,132             49
   (Income) loss from operations of discontinued subsidiary..................            -            (476)         5,686
   Loss (gain) from disposal of discontinued subsidiary......................        3,224         (12,944)           275
   Deferred income taxes.....................................................         (885)          5,825           (639)
   Accretion of discount.....................................................       (5,923)         (5,802)       (18,965)
   Collection of interest....................................................        1,207           5,697         13,369
   Extraordinary gain on debt extinguishment.................................         (124)           (683)          (299)
   Cumulative effect of change in accounting principle.......................            -               -             59
   Gain on asset dispositions................................................       (1,558)         (1,628)        (4,728)
   Property impairments and abandonments.....................................          207             877             (6)
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable and other assets...............        4,003          (6,347)        (3,519)
   Decrease in accounts payable and other liabilities........................       (9,207)         (2,406)        (9,690)
                                                                                ----------     -----------    -----------
Net cash provided by operating activities of continuing operations...........       19,271          15,386          7,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid in asset acquisitions..........................................       (7,875)              -        (15,942)
Proceeds from sale of subsidiary.............................................            -         126,276          4,017
Capital expenditures.........................................................      (14,210)        (11,066)       (11,556)
Principal payments on notes receivable.......................................       29,120          73,259         28,516
Proceeds from sale of assets.................................................          490           1,269            192
(Increase) decrease in other assets..........................................      (12,679)        (11,306)         2,349
Investments in real estate loans and ventures................................      (25,395)         (5,193)       (97,594)
(Decrease) increase in other liabilities.....................................         (213)           (339)           160
                                                                                ----------     ------------   -----------
Net cash (used in) provided by investing activities of continuing operations.      (30,762)        172,900        (89,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings...................................................................      135,021         104,292        244,578
Principal payments on borrowings.............................................     (129,272)       (192,569)      (153,331)
Net proceeds from Atlas Pipeline Partners L.P. public offering...............            -          15,251              -
Dividends paid to minority interest of Atlas Pipeline L.P....................       (3,783)         (1,921)             -
Dividends paid...............................................................       (2,364)         (3,125)        (2,931)
Purchase of treasury stock...................................................      (57,801)           (172)          (113)
Repayment of ESOP loan.......................................................           96              95             41
Decrease in other assets.....................................................         (702)            (67)           237
Proceeds from issuance of stock..............................................          420             858          1,075
                                                                                ----------     -----------    -----------
Net cash (used in) provided by financing activities of continuing operations.      (58,385)        (77,358)        89,556
                                                                                ----------     -----------    -----------
Net cash provided by (used in) discontinued operations.......................        1,417         (26,325)       (48,317)
                                                                                ----------     -----------    -----------
(Increase) decrease in cash and cash equivalents.............................      (68,459)         84,603        (40,841)
Cash and cash equivalents at beginning of year...............................      117,107          32,504         73,345
                                                                                ----------     -----------    -----------
Cash and cash equivalents at end of year.....................................   $   48,648     $   117,107    $    32,504
                                                                                ==========     ===========    ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

         Resource America, Inc. (the "Company") is primarily involved in two business segments: energy and real estate finance. In energy, the Company drills for and sells natural gas and, to a significantly lesser extent, oil. Through Atlas Pipeline Partners, L.P., ("Atlas Pipeline"), a majority owned subsidiary partnership, the Company transports natural gas from wells it owns and operates to interstate pipelines and, in some cases, to end users. The Company finances a substantial portion of its drilling activities through drilling partnerships it sponsors. The Company typically acts as the general or managing partner of these partnerships and has a material partnership interest. In real estate finance, the Company manages a portfolio of real estate loans. These loans were, at the time of acquisition, typically troubled loans purchased at a discount both to their outstanding loan balances and to the appraised value of their underlying properties. The loans are generally secured by junior liens on the underlying property. In some instances, the Company's loans are secured by devices other than a lien on the underlying properties. The borrowers on the Company's loans typically have entered into agreements requiring them to pay all of the net cash flow, as defined in the agreements, from the underlying property to the Company and imposing management controls, including appointment of Brandywine Construction and Management, Inc., a real estate manager affiliated with the Company, as property manager or supervisor.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned except for Atlas Pipeline. The Company also owns individual interests in the assets, and is separately liable for its share of liabilities, of oil and gas partnerships in which it has an ownership interest. In accordance with established practice in the oil and gas industry, the Company also includes its pro-rata share of income and expenses of the oil and gas partnerships in which the Company has an interest. All material intercompany transactions have been eliminated.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Use of Estimates

         Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from these estimates.

Impairment of Long Lived Assets

         The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value (see New Accounting Standards below).

Stock-Based Compensation

         As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation," the Company recognizes compensation expense with respect to stock option grants to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25; stock-based compensation with respect to non-employees is recognized under the fair value method prescribed by SFAS 123.

Comprehensive Income

         Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income" and for the Company include changes in the fair value of marketable securities and unrealized hedging gains and losses.

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

Goodwill

         The excess of acquisition cost over the fair value of assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 15 to 30 years (see New Accounting Standards below).

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)


New Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations."

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 as of July 2001 had no impact on the Company's financial statements.

         SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. Any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 2001 will continue to be amortized until the Company adopts SFAS 142, which is required to be adopted for fiscal years beginning after December 15, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 142, the impact of adoption on the Company's financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle. As of October 1, 2002, the Company expects to have unamortized goodwill in the amount of $30.0 million which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $1.5 million for the fiscal year ended September 30, 2001.

         SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of SFAS No. 143.

         In August 2001, SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Live Assets" was issued addressing financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Implementation will be effective for fiscal years beginning after December 31, 2001. The Company is evaluating the impact of SFAS No. 144.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)


Oil and Gas Properties

         The Company follows the successful efforts method of accounting. Accordingly, property acquisition costs, costs of successful exploratory wells, all development costs, and the cost of support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be nonproductive. The costs associated with drilling and equipping wells not yet completed are capitalized as uncompleted wells, equipment, and facilities. Geological and geophysical costs, the costs of carrying and retaining undeveloped properties, including delay rentals, are expensed as incurred.

         Production costs, overhead and all exploration costs other than the costs of exploratory drilling are charged to expense as incurred.

         Unproved and proved properties are assessed periodically to determine whether there has been a decline in value and, if such decline is indicated, a loss is recognized. The Company compares the carrying value of its proved developed gas and oil producing properties to the estimated future cash flow, net of applicable income taxes, from such properties in order to determine whether their carrying values should be reduced. No adjustment was necessary during any of the fiscal years in the three year period ended September 30, 2001.

         On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Company estimates the salvage value of equipment recoverable upon abandonment. At both September 30, 2001 and 2000, the Company's estimate of equipment salvage values was greater than or equal to the estimated costs of future dismantlement, restoration, reclamation, and abandonment.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Other Assets

         Included in other assets are intangible assets that consist primarily of contracts acquired through acquisitions recorded at fair value on their acquisition dates, receivables related to the Company's sale of Fidelity Leasing, Inc. ("FLI"), investments and deferred financing costs. The contracts acquired are being amortized on a declining balance method, except for the syndication network which is being amortized on a straight-line basis, over their respective estimated lives, ranging from five to 30 years. Deferred financing costs are being amortized over the terms of the related loans (two to seven years). Other costs are being amortized over varying periods of up to five years.

                                                                                             September 30,
                                                                                  ---------------------------------
                                                                                      2001                  2000
                                                                                  -------------        ------------
                                                                                            (in thousands)
         Contracts acquired (including syndication network, net of
           accumulated amortization of $8,530 and $6,029)....................     $      16,851        $     17,378
         Deferred financing costs............................................             1,639               2,533
         Investments (net of allowance for possible losses of $677
           and $500).........................................................             6,946               6,930
         Escrow account and note receivable related to
           the sale of FLI (net of allowance for possible
           losses of $10,704 and $8,944).....................................             7,141              16,080
         Other...............................................................             4,577               3,583
                                                                                  -------------        ------------

                                                                                  $      37,154        $     46,504
                                                                                  =============        ============

Fair Value of Financial Instruments

         The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

         In fiscal 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, natural gas futures and option contracts are recorded at fair value in the Company's consolidated balance sheet.

         For investments in real estate loans, because each loan is a unique transaction involving a discrete property, it is impractical to determine their fair values. However, the Company believes the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

         The following table provides information on other financial instruments:

                                                                                     Carrying            Estimated
                                                                                      Amount            Fair Value
                                                                                  -------------         ----------
                                                                                            (in thousands)

         Energy non-recourse debt............................................     $      43,284        $     43,284
         Real estate finance debt............................................            34,925              34,925
         Senior debt.........................................................            66,826              66,408
         Other debt..........................................................             5,096               5,096
                                                                                  -------------        ------------
                                                                                  $     150,131        $    149,713
                                                                                  =============        ============

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash. The Company places its temporary cash investments in high quality short-term money market instruments and deposits with high quality financial institutions and brokerage firms. At September 30, 2001, the Company had $51.0 million in deposits at various banks, of which $49.0 million is over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

         A substantial portion of the Company's real estate loan portfolio is secured by properties located in the Washington, D.C., Philadelphia and Chicago metropolitan areas. A decrease in real estate values for the properties underlying these loans could have an adverse affect on the value of the portfolio.

Revenue Recognition

Energy Operations

         The Company conducts certain energy activities through, and a portion of its revenues are attributable to, sponsored limited partnerships ("Partnerships"). These Partnerships raise money from investors to drill gas and oil wells. The Company serves as general partner of the Partnerships and assumes customary rights and obligations for the Partnerships. As the general partner, the Company is liable for Partnership liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Partnerships. The income from the Company's general partner interest is recorded when the gas and oil are produced by a Partnership. The Company also contracts to drill the gas and oil wells owned by the Partnerships. The income from a drilling contract relating to a well is recorded upon substantial completion of the well for turnkey contracts and by percentage of completion for cost-plus contracts.

         The Company is entitled to receive management fees according to the respective Partnership agreements. Such fees are recognized as income when earned and are included in energy revenues.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Real Estate Finance

         The difference between the Company's cost basis in a real estate loan and the sum of projected cash flows from that loan is accreted into interest income over the estimated life of the loan using the interest method which recognizes a level interest rate over the life of the loan. Projected cash flows, which include amounts realizable from the underlying properties, are reviewed on a regular basis, as are property appraisals. Changes to projected cash flows reduce or increase the amounts accreted into interest income over the remaining life of the loan.

         Gains on the sale of a senior lien interest in a real estate loan are recognized based on an allocation of the Company's cost basis between the portion of the loan sold and the portion retained based upon the fair value of those respective portions on the date of sale. Gains on the refinancing of a real estate loan only arise if the proceeds received by the Company when a property owner refinances the property exceed the cost of the loan financed. Any gain recognized on a sale of a senior lien interest or a refinancing is credited to income at the time of such sale or refinancing.

         Before January 1, 1999, most of the Company's transactions involving the creation of senior lien interests in its real estate loans were structured to meet the criteria for sale under generally accepted accounting principles. Thus, for transactions that were completed before January 1, 1999, the Company recorded gains on sale. Effective January 1, 1999, the Company made a strategic decision to structure future transactions as financings rather than as sales. The cash flows available to the Company, which are generally based on the cash flows of the properties underlying its loans, are unaffected by these modifications. The primary effect of this change in structure is a shift from the recognition of an immediate gain on the sale of a senior lien interest in a loan receivable to the retention of the full investment in the loan on the Company's books, the recognition of interest income on that investment over the life of the loan and the recording of the proceeds from the senior lien interest as debt and the recognition of interest expense on that debt.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Cash Flow Statements

         The Company considers temporary investments with maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
Cash paid during the year for:
   Interest............................................................  $    13,976    $    17,652     $    17,614
   Income taxes paid (refunded)........................................  $    13,393    $      (787)    $    10,622

Non-cash activities include the following:
   Cancellation of shares issued in contingency settlement.............  $     1,305    $         -     $         -
   Shares issued in contingency settlement.............................  $     2,089    $         -     $         -
   Atlas Pipeline units issued in exchange for gas gathering
     and transmission facilities.......................................  $     2,250    $         -     $         -
   Buyer's assumption of liabilities upon sale of loan.................  $       460    $         -     $         -
   Investment in real estate venture received in
     exchange for a note receivable....................................  $         -    $         -     $    16,331
   Stock issued in acquisition.........................................  $         -    $         -     $    12,437

Details of acquisitions:
   Fair value of assets acquired.......................................  $    10,555    $         -     $    48,289
   Atlas Pipeline units issued in exchange for gas gathering
     and transmission facilities.......................................       (2,250)             -               -
   Stock issued........................................................            -              -         (12,437)
   Liabilities assumed.................................................         (430)             -         (19,910)
                                                                         -----------    -----------     -----------
     Net cash paid.....................................................  $     7,875    $         -     $    15,942
                                                                         ===========    ===========     ===========

Disposal of business:
     Net liabilities assumed by buyer..................................  $         -    $         -     $     4,938
                                                                         ===========    ===========     ===========
     Other assets received upon disposal of subsidiary.................  $         -    $    25,969     $         -
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

         The computations of basic and diluted earnings per share for each year were as follows:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)

Income from continuing operations before extraordinary item and
   cumulative effect of a change in accounting principle...............  $    12,929    $     4,062     $    24,181
Income (loss) from discontinued operations.............................            -            476          (5,686)
Gain (loss) on disposal of subsidiaries................................       (3,224)        12,944            (275)
Extraordinary gain on early extinguishment of debt.....................          124            683             299
Cumulative effect of a change in accounting principle..................            -              -             (59)
                                                                         -----------    -----------     -----------

     Net income........................................................  $     9,829    $    18,165     $    18,460
                                                                         ===========    ===========     ===========

Basic average shares of common stock outstanding.......................       17,962         23,413          22,108
Dilutive effective of stock option and award plans.....................          474            415             695
                                                                         -----------    -----------     -----------

Dilutive average shares of common stock................................       18,436         23,828          22,803
                                                                         ===========    ===========     ===========

Reclassifications

         Certain reclassifications have been made to the 2000 consolidated financial statements to conform with the 2001 presentation.

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities, primarily Brandywine Construction & Management, Inc. ("BCMI"), The Bancorp.com, Inc. ("TBI"), RAIT Investment Trust ("RAIT") and Ledgewood Law Firm, P.C. ("Ledgewood").

         Edward E. Cohen, the Company's Chairman, Chief Executive Officer and President, is the Chairman and a minority stockholder of BCMI, holding approximately 8% of BCMI's stock.

         Betsy Z. Cohen, Mr. Cohen's spouse, is the Chairman and Chief Executive Officer of RAIT, a real estate investment trust sponsored by the Company. At September 30, 2001, the Company owned approximately 11% of RAIT's common shares and has the right to designate one member of its Board of Trustees. Jonathan Z. Cohen, a son of Edward E. and Betsy Z. Cohen and the Executive Vice President of the Company, is the Company's designee as Trustee on RAIT's Board of Trustees and is RAIT's Secretary. Scott F. Schaeffer, a former Vice Chairman of the Company, who continues as a director of the Company, is RAIT's President and Chief Operating Officer.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

         D. Gideon Cohen, a son of Edward E. and Betsy Z. Cohen and brother of Jonathan Z. Cohen, is a current director of the Company (and was its former President and Chief Operating Officer) and is the Chairman of TBI. Betsy Z. Cohen is the Chief Executive Officer of TBI. The Company owns 9.7% of both the common and preferred stock of TBI.

         Relationship with Brandywine Construction & Management, Inc. ("BCMI"). The properties underlying 24 of the Company's real estate loans and investments in real estate ventures are managed by BCMI. Adam Kauffman, who is the President of BCMI (or an entity affiliated with him), has also acted as the general partner, president or trustee of seven of the borrowers.

         In September 2001, the Company sold a wholly-owned subsidiary to BCMI for $4.0 million, recognizing a gain of $356,000. The subsidiary held a subordinate interest in loans which were secured by individual condominium units in a single building. Mr. Kauffman owns controlling interests or has a controlling management position in the borrowers on these loans. The $4.0 million consideration paid to the Company was comprised of $3.0 million in cash and a $1.0 million non-recourse note from BCMI, which bears interest at 8% per annum and is due in five years. TBI holds a mortgage on this property in the amount of $2.4 million.

         Relationship with RAIT. The Company has engaged in various transactions with RAIT since RAIT's formation. During fiscal 2001, 2000 and 1999, the Company and RAIT engaged in the following transactions:

         Fiscal year ended September 30, 2001

         o In March 2001, the Company sold a mortgage loan having a book value of $19.9 million to RAIT for $20.2 million, recognizing a gain of $335,000.

         o In March 2001, the Company consolidated its position in two loans in which it has held subordinated interests since 1998 and 1999, respectively, by purchasing from RAIT the related senior lien interests at face value for $13.0 million and $8.6 million, respectively.

         o In March 2001 and July 2001, the Company participated in secondary purchases in RAIT of 370,000 and 105,000 common shares, respectively, at a total cost of $6.4 million.

         o In June 2001, the Company sold a $1.6 million first mortgage loan having a book value of $1.1 million, resulting in a gain of $459,000. The loan was sold to an unrelated individual who obtained a mortgage from RAIT to purchase this loan.

         Fiscal year ended September 30, 2000

         o In December 1999, the Company sold 100% of the common stock in a wholly owned subsidiary to RAIT for $9.9 million, recognizing a gain of $983,000. The subsidiary held a subordinate interest in a loan which was secured by a retail property located in Centreville, VA. The Company acquired the loan in 1998 for a net investment of $7.9 million.

         o In May 2000, the Company sold 100% of the common stock in a wholly-owned subsidiary to RAIT for $1.9 million. The subsidiary had a subordinated interest in a loan which it had originated for $1.3 million. At the time of the sale, the loan had a carrying value of $1.6 million; accordingly, a gain of $273,000 was recognized by the Company.

         o In June 2000, pursuant to a Participation Termination Agreement, the Company paid to RAIT a $300,000 termination fee. The fee was in connection with the refinancing of a loan in which RAIT held a $4.9 million participation interest.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

         Fiscal year ended September 30, 1999

         o In June 1999, the Company consolidated its position in a loan by acquiring the related first mortgage loan in which it has held a subordinate interest since 1991 by acquiring, at face value, from RAIT for $2.5 million.

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

         Relationship with TBI In October and November 1999, the Company acquired 9.7% of the outstanding shares of TBI for an investment of approximately $1.8 million. In July 2001, the Company acquired 70,400 shares of TBI's preferred stock for approximately $704,000 pursuant to a rights offering to TBI's stockholders. As of September 30, 2001, the Company had $12.7 million on deposit at TBI. A Director of the Company is also a director of TBI.

         Relationship with Law Firm. Until April 1996, the Chairman of the Company was of counsel to Ledgewood, which provides legal services to the Company. Ledgewood was paid $975,000, $1.6 million, and $1.3 million during fiscal 2001, 2000, and 1999, respectively, for legal services rendered to the Company. The Chairman of the Company receives certain debt service payments from Ledgewood related to the termination of his affiliation with such firm and its redemption of his interest therein.

         Relationship with Retirement Trusts. Pursuant to Edward Cohen's employment contract, upon his retirement, he is entitled to receive payments from a Supplemental Employee Retirement Plan ("SERP"). The Company has established two trusts to fund the SERP. The 1999 Trust, established in October 1999, purchased 100,000 shares of common stock of TBI. The 2000 Trust, established in September 2000, holds 38,571 shares of convertible preferred stock of TBI and a loan to a limited partnership of which Edward Cohen and D. Gideon Cohen own the beneficial interests. This loan was acquired for its outstanding balance of $720,167 by the 2000 Trust in April 2001 from Charles Rennie Financial, Inc., a corporation of which Edward Cohen is Chairman and Jonathan Cohen is the President. The loan is secured by the partnership interests held by the limited partnership, which beneficially owns two residential apartment buildings. In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which D. Gideon Cohen is the principal shareholder and a director. The fair value of the 1999 Trust is approximately $1.0 million at September 30, 2001. The fair value of the 2000 Trust is approximately $3.3 million at September 30, 2001 and is included in Other Assets on the Company's Consolidated Balance Sheets.

         Relationships with Certain Borrowers. The Company has from time to time purchased loans in which affiliates of the Company are affiliates of the borrowers.

         In July 2000, the Company split an investment in a loan with a balance of $5.8 million, including unpaid interest and penalties, into two distinct loans, one for $4.5 million and the other for $2.0 million. The Company sold the first loan to an unaffiliated third party for face value and exchanged the second loan for a similar loan to the general partner of the original borrower for face value. Mr. Schaeffer is the president and a director of such general partner.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

         In March 2000, the property securing a loan held by the Company with a book value of $1.2 million at September 30, 2001, was purchased by a limited partnership of whose general partner Mr. Schaeffer is the president. Messrs. Schaeffer, Kauffman, Edward E. Cohen and D. Gideon Cohen are equal limited partners of the sole limited partner of the borrower.

         In September 1998, the Company acquired a defaulted loan in the original principal amount of $91.0 million. In September 30, 2001, the Company's receivable was $104.8 million and the book value of the loan was $38.5 million. In September 2000, in connection with a refinancing and to protect the Company's interest, a newly formed limited liability company assumed equity title of the property. Messrs. Schaeffer, Kauffman, Edward Cohen and D. Gideon Cohen are limited partners (24.75% each) in an entity which owns approximately 30% of the borrower. In addition, Mr. Schaeffer has a controlling administrative role with the borrower.

         In March 1998, the Company acquired a loan under a plan of reorganization in bankruptcy. The loan had a book value of $20.3 million at September 30, 2001. An order of the bankruptcy court required that legal title to the property underlying the loan be transferred on or before June 30, 1998. In order to comply with that order, to maintain control of the property and to protect the Company's interest, Evening Star Associates took title to the property in June 1998. A subsidiary of the Company serves as general partner of Evening Star Associates and holds a 1% interest; Messrs. Schaeffer, Kauffman, Edward E. Cohen and D. Gideon Cohen purchased a 94% limited partnership interest in Evening Star Associates for $200,000.

         In August 1997, the Company acquired a loan with a face amount of $2.3 million at a cost of $1.6 million. The loan had a book value of $967,000 at September 30, 2001. The loan is secured by a property owned by a partnership in which Messrs. Kauffman and Edward E. Cohen and Mrs. Cohen are limited partners. Mr. Schaeffer was previously the general partner of such partnership. Ledgewood and BCMI are tenants at such property.

         In June 1997, the Company acquired for $2.9 million a loan with a face amount of $7.0 million. Subsequently a portion of this loan was resolved, and the Company received a payment of $640,000. Edward E. and Betsy Z. Cohen are limited partners (with a 2% interest) in the partnership.

         Relationships with Certain Lienholders. The Company holds a first mortgage lien on a hotel property owned by a corporation in which, on a fully diluted basis, Jonathan Z. Cohen and Edward E. Cohen would have a 19% interest. The corporation became the owner of the property through foreclosure of a subordinate loan.

         In May 2001, the Company sold 100% of the common stock in a wholly-owned subsidiary that owned subordinate interests in two loans to Messrs. Schaeffer, Kauffman, D. Gideon Cohen and Jonathan Z. Cohen for $2.2 million, recognizing a gain of $7,300.

         In fiscal 1999, the Company sold, at book value, an $875,000 senior lien interest in industrial development revenue bonds it had acquired in a prior year to a limited partnership in which Messrs Schaeffer and Edward E. Cohen beneficially own a 22.0% limited partnership interest.

         Management believes that any other real estate transactions and balances involving parties that may be considered to be related are not material.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

         In acquiring real estate loans, the Company focused primarily on the purchase of income producing loans at a discount from both the face value of such loans and the appraised value of the properties underlying the loans. The Company records as income the accretion of a portion of the difference between its cost basis in a loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each loan is allocated between principal and interest. This accretion of discount amounted to $5.9 million, $5.8 million and $19.0 million during the years ended September 30, 2001, 2000, and 1999, respectively. As the Company sells senior lien interests or receives funds from refinancings of its loans, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At September 30, 2001 and 2000, the Company held real estate loans having aggregate face values of $617.8 million and $691.4 million, respectively, which were being carried at aggregate costs of $189.7 million and $183.9 million, including cumulative accretion.

         During fiscal 1999, the Company received, in exchange for its investment in a real estate loan, cash and a 50% interest in two partnerships that own a building and parking garage which secured such loan. The Company maintains its executive office in this building. The Company also received a deed-in-lieu of foreclosure with respect to one real estate loan, taking title to the underlying property. The partnership interests and property have been classified as investments in real estate ventures.

         Amounts receivable, net of senior lien interests and deferred costs, were $337.9 million and $339.5 million at September 30, 2001 and 2000, respectively. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the years ended September 30, 2001 and 2000.

                                                                                       Years Ended September 30,
                                                                                  -----------------------------------
                                                                                      2001                  2000
                                                                                  -------------        --------------
                                                                                            (in thousands)

Balance, beginning of year......................................................  $     183,927        $    250,231
New loans.......................................................................          1,010                   -
Additions to existing loans.....................................................         24,086               4,994
Provisions for possible losses..................................................           (600)               (936)
Accretion of discount (net of collection of interest)...........................          5,923               5,802
Collections of principal........................................................         (1,623)            (63,379)
Cost of loans sold..............................................................        (22,989)            (12,785)
                                                                                  -------------        ------------

Balance, end of year............................................................  $     189,734        $    183,927
                                                                                  =============        ============

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS - (Continued)

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the years ended September 30, 2001 and 2000:

                                                                                       Years Ended September 30,
                                                                                  -----------------------------------
                                                                                      2001                  2000
                                                                                  -------------        --------------
                                                                                            (in thousands)

Balance, beginning of year......................................................  $       2,013        $      1,405
Provision for possible losses...................................................            600                 936
Write-down......................................................................            (84)               (328)
                                                                                  -------------        ------------
Balance, end of year............................................................  $       2,529        $      2,013
                                                                                  =============        ============


NOTE 5 - DEBT

         Total debt consists of the following:

                                                                                             September 30,
                                                                                  -----------------------------------
                                                                                      2001                  2000
                                                                                  -------------        --------------
                                                                                            (in thousands)

Senior debt....................................................................... $    66,826           $    80,391
Non-recourse debt:
   Energy:
     Revolving and term bank loans................................................      43,284                23,165
   Real estate finance:
     Revolving credit facilities..................................................      18,000                18,000
     Other........................................................................         875                   875
                                                                                   -----------           -----------
         Total non recourse debt..................................................      62,159                42,040
Other debt........................................................................      21,146                12,501
                                                                                   -----------           -----------
                                                                                       150,131               134,932
Less current maturities...........................................................       8,560                 7,250
                                                                                   -----------           -----------
                                                                                   $   141,571           $   127,682
                                                                                   ===========           ===========

         Following is a description of borrowing arrangements in place at September 30, 2001 and 2000.

         Non-recourse Debt-Energy. The energy subsidiaries owned by the Company maintain a $45.0 million credit facility at PNC Bank ("PNC"). The facility permits draws based on the remaining proved developed non-producing and proved undeveloped natural gas and oil reserves attributable to the subsidiaries' wells and the subsidiaries' projected fees and revenues from operation of the wells and the administration of partnerships. Up to $10.0 million of the facility may be in the form of standby letters of credit. The facility is secured by the assets of the energy subsidiaries, and a breach of the loan agreement by any of the energy subsidiaries constitutes a default. The revolving credit facility has a term ending in June 2003 and bears interest at one of two rates (elected at borrower's option) which increase as the amount outstanding under the facility increases: (i) PNC prime rate plus between 0 to 75 basis points, or (ii) the Euro rate plus between 150 and 225 basis points. The Euro rate is the average of specified LIBOR rates divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirements for euro currency funding. Draws under any letter of credit bear interest at the PNC prime rate plus 0 to 75 basis points. The credit facility contains financial covenants, including covenants requiring the Company to maintain specified financial ratios and imposes the following limits: (a) the energy subsidiaries' exploration expense can be no more than 20% of capital expenditures plus exploration expense, without PNC's consent; (b) the amount of debt that can be incurred cannot exceed specified levels without PNC's consent; and (c) the energy affiliates may not sell, lease or transfer property without PNC's consent. At September 30, 2001, $44.4 million was outstanding under this facility, including $3.2 million of availability under a letter of credit issued under the facility.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - DEBT - (Continued)

         In October 2000, Atlas Pipeline entered into a $10.0 million revolving credit facility at PNC. Up to $3.0 million of the facility may be used for standby letters of credit. Borrowings under the facility are secured by a lien on and security interest in all the property of Atlas Pipeline and its subsidiaries, including pledges by Atlas Pipeline of the issued and outstanding units of its subsidiaries. The revolving credit facility has a term ending in October 2003 and bears interest at one of two rates, elected at the Partnership's option: (i) the Base Rate plus the Applicable Margin or (ii) the Euro Rate plus the Applicable Margin. As used in the facility agreement, the Base Rate is the higher of (a) PNC Bank's prime rate or (b) the sum of the federal funds rate plus 50 basis points. The Euro rate is determined under the same formula used for the $45.0 million facility. The Applicable Margin varies with Atlas Pipeline leverage ratio from between 150 to 200 basis points (for the Euro Rate option) or 0 to 50 basis points (for the Base Rate option). Draws under any letter of credit bear interest as specified under (i), above. The credit facility contains financial covenants, including the requirement that Atlas Pipeline maintain: (a) a leverage ratio not to exceed 3.0 to 1.0, (b) an interest coverage ratio greater than 3.5 to 1.0 and (c) a minimum tangible net worth of $14.0 million. In addition, the facility limits, among other things, sales, leases or transfers of property by Atlas Pipeline, the incurrence by Atlas Pipeline of other indebtedness and certain investments by Atlas Pipeline. As of September 30, 2001, $2.1 million was outstanding under this facility.

         Real Estate Finance-Revolving Credit Facilities. In March 1998, the Company, through certain operating subsidiaries, established an $18.0 million revolving credit facility with Jefferson Bank (now Hudson United Bank) for its commercial mortgage loan operations, which was amended in August 1999. Credit availability is currently $7.0 million of which $6.8 million is outstanding at September 30, 2001. The credit facility bears interest at the prime rate reported in The Wall Street Journal (6.0% at September 30, 2001) and is secured by the borrowers' interests in certain commercial loans and by a pledge of their outstanding capital stock. The Company has guaranteed repayment of the credit facility. The facility is due December 31, 2001.

         In July 1999, the Company established a $15.0 million revolving line of credit with Sovereign Bank, which was increased to $18.0 million on March 30, 2000. Interest is payable monthly at The Wall Street Journal prime rate (6.0% at September 30, 2001) and principal is due upon expiration in July 2003. Advances under this line are to be utilized to acquire commercial real estate or interests therein, to fund or purchase loans secured by commercial real estate or interests, or to reduce indebtedness on loans or interests which the Company owns or holds. The advances are secured by the properties related to these funded transactions. At September 30, 2001, $18.0 million had been advanced under this line.

         In November 2000, the Company established a $10.0 million term loan with Miller and Schroeder Investment Corp. Through October 31, 2001, the loan bore interest at 10.26%. Commencing November 1, 2001, the loan bears interest at the three month LIBOR rate (2.59% at September 30, 2001) plus 350 basis points, adjusted annually. Principal and interest are payable monthly based on a five-year amortization schedule maturing October 31, 2006. The loan is secured by the Company's interest in certain portfolio loans and real estate. At September 30, 2001, $9.3 million had been drawn under this loan.

         Senior Debt. In July 1997, the Company issued $115.0 million of 12% Senior Notes (the "12% Notes") due August 2004 in a private placement. These notes were exchanged in November 1997 with a like amount of 12% Notes which were registered under the Securities Act of 1933. Provisions of the indenture under which the 12% Notes were issued limit dividend payments, mergers and indebtedness, place restrictions on liens and guarantees and require the maintenance of certain financial ratios. At September 30, 2001, the Company was in compliance with such provisions. At September 30, 2001 and 2000, $66.8 million and $80.4 million, respectively, of 12% Notes were outstanding.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - DEBT - (Continued)

         Other Debt. Other debt includes an amount outstanding under a $5.0 million revolving line of credit with Sovereign Bank, which expires July 2003. Interest accrues at The Wall Street Journal prime rate (6.0% at September 30,
2001) and payment of accrued interest and principal is due upon the expiration date. Advances under this line are with full recourse to the Company and are secured by a pledge of 835,937 common shares of RAIT held by the Company. Credit availability which was $5.0 million at September 30, 2001 is based upon the value of those shares. Advances under this facility must be used to repay bank debt to acquire commercial real estate or interests therein, fund or purchase loans secured by commercial real estate or interests therein, or reduce indebtedness on loans or interests which the Company owns or holds and for other general corporate purposes. At September 30, 2001, $5.0 million had been advanced under this line.

         Annual debt principal payments over the next five fiscal years ending September 30 are as follows: (in thousands) 2002 - $8.6 million, 2003 - $66.1 million, 2004 - $71.6 million, 2005 - $1.9 million and 2006 - $1.9 million.

NOTE 6 - INCOME TAXES

         The following table details the components of the Company's income tax expense from continuing operations for the fiscal years 2001, 2000 and 1999.

                                                                                 Years Ended September 30,
                                                                         -----------------------------------------
                                                                           2001            2000             1999
                                                                           ----            ----             ----
                                                                                      (in thousands)
Provision (benefit) for income taxes:
     Current
       Federal.........................................................  $     6,023    $         -     $    11,595
       State...........................................................          158            116             707
Deferred...............................................................         (373)         1,522          (1,192)
                                                                         ------------   -----------     -----------

                                                                         $     5,808    $     1,638     $    11,110
                                                                         ===========    ===========     ===========

         The allocation of the fiscal 1999 provision reported above between the current and deferred portions taxes was based upon the Company's best estimate of its obligations at the date reported. The actual current provision was ultimately less than reported while the actual deferred provision was ultimately greater than reported by a similar amount. The adjustment is reflected in the fiscal 2000 deferred provision. For fiscal 2000, there is no current federal tax provision for continuing operations because of the utilization of the credits and depletion allowance noted in the table below.

         A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                                 Years Ended September 30,
                                                                         -----------------------------------------
                                                                            2001           2000             1999
                                                                            ----           ----             ----
   Statutory tax rate..................................................        35%           35%             35%
   Statutory depletion.................................................        (3)           (3)             (1)
   Non-conventional fuel and low-income housing credits................        (3)          (13)             (4)
   Excessive employee renumeration.....................................         2             2               -
   Goodwill............................................................         1            10               -
   Tax-exempt interest.................................................        (2)           (8)             (1)
   State income tax....................................................         1             6               2
                                                                          -------       --------          ------
                                                                              31%            29%             31%
                                                                          =======       ========          ======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 6 - INCOME TAXES - (Continued)

         The components of the net deferred tax liability are as follows:

                                                                                            September 30,
                                                                                  ---------------------------------
                                                                                      2001                 2000
                                                                                  -------------        ------------
                                                                                            (in thousands)
Deferred tax assets related to:
     Tax credit carryforwards................................................     $         168        $        488
     Interest receivable.....................................................             1,153                 883
     Unrealized losses on investments........................................                 -                 502
     Accrued expenses........................................................             1,977               2,514
     Provision for losses....................................................               833                 704
                                                                                  -------------        ------------
                                                                                  $       4,131        $      5,091
                                                                                  -------------        ------------

Deferred tax liabilities related to:
     Property and equipment basis differences................................            19,329              21,879
     Investments in real estate ventures.....................................             2,515               2,678
     Unrealized gain on investments..........................................               854                   -
     ESOP benefits...........................................................               115                 101
                                                                                  -------------        ------------
                                                                                         22,813              24,658
                                                                                  -------------        ------------
       Net deferred tax liability............................................     $      18,682        $     19,567
                                                                                  =============        ============

         Generally accepted accounting principles require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowance was needed at September 30, 2001 and 2000.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - EMPLOYEE BENEFIT PLANS

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

         The common stock purchased by the ESOP with the money borrowed is held by the ESOP trustee in a suspense account. On an annual basis, a portion of the common stock is released from the suspense account and allocated to participating employees. Any dividends on ESOP shares are used to pay principal and interest on the loan. As of September 30, 2001, there were 262,700 shares allocated to participants which constituted substantially all of the shares available under the ESOP prior to 105,000 shares acquired on September 28, 1998. Compensation expense related to the plan amounted to $151,200, $140,200 and $156,400 for the years ended September 30, 2001, 2000 and 1999, respectively.

         Employee Savings Plan. The Company sponsors an Employee Retirement Savings Plan and Trust under Section 401(k) of the Internal Revenue Code which allows employees to defer up to 15% of their income, subject to certain limitations, on a pretax basis through contributions to the savings plan. The Company matches up to 100% of each employee's contribution, subject to certain limitations. Included in general and administrative expenses are $363,800, $209,500, and $167,700 for the Company's contributions for the years ended September 30, 2001, 2000 and 1999, respectively.

         Stock Options. The Company has three existing employee stock option plans, those of 1989, 1997 and 1999. No further grants may be made under the 1989 and 1997 plans. Options under the 1989, 1997, and 1999 plans become exercisable as to 25% of the optioned shares each year after the date of grant, and expire not later than ten years after the date of grant.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - EMPLOYEE BENEFIT PLANS - (Continued)

         In May 1997, the stockholders approved the Resource America, Inc. 1997 Key Employee Stock Option Plan. This plan, for which 825,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. In fiscal 2001, 2000 and 1999, options for 55,000, 93,885 and 10,000 shares were issued under this plan, respectively. On October 20, 1998, 744,115 of the 754,115 options granted under the 1997 Key Employee Stock Option Plan were canceled. These options were replaced with an identical number of new options with an exercise price of $8.08 per share, which amount represents the fair market value, as defined in the plan, of the Company's common stock at that date. These options vest 25% per year commencing October 20, 1999.

         In March 1999, the stockholders approved the Resource America, Inc. 1999 Key Employee Stock Option Plan. This plan, for which 1,000,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. In fiscal 2001, 2000 and 1999, options for 371,000, 106,115 and 728,500 shares, respectively, were issued under this plan.

         Transactions for the three stock option plans are summarized as follows:

                                                                Years Ended September 30,
                                    -------------------------------------------------------------------------------
                                              2001                       2000                       1999
                                    -------------------------  -------------------------  -------------------------
                                                Weighted                  Weighted                     Weighted
                                                 Average                   Average                      Average
                                    Shares   Exercise Price     Shares   Exercise Price     Shares  Exercise Price
                                    ------   --------------     ------   --------------     ------  --------------
Outstanding - beginning of year..   1,642,967    $    9.38      1,870,035   $    9.77       1,321,366     $  13.18
   Granted.......................     426,000    $   11.06        200,000   $    7.49       1,482,615     $  11.72
   Exercised.....................    (155,947)   $    2.68       (144,568)  $    2.95        (166,831)    $   2.82
   Canceled......................           -    $       -              -   $       -        (744,115)    $  21.30
   Forfeited.....................     (18,573)   $   13.33       (282,500)  $   13.96         (23,000)    $   8.40
                                    ---------                  ----------                   ---------
   Outstanding - end of year.....   1,894,447    $   10.27      1,642,967   $    9.38       1,870,035     $   9.77
                                    =========    =========     ==========   =========       =========     ========

Exercisable, at end of year......     743,213    $    9.64        560,131   $    7.10         320,456     $   2.59
                                    =========    =========     ==========   =========       =========     ========
Available for grant..............      40,458                     447,885                     342,385
                                    =========                  ==========                   =========
Weighted average fair value per
   share of options granted
   during the year...............                $    8.73                  $    4.93                     $  10.46
                                                 =========                  =========                     ========

The following information applies to options outstanding as of September 30, 2001.

                                                 Outstanding                                  Exercisable
                                    ----------------------------------------------     ----------------------------
                                                  Weighted
                                                   Average            Weighted                         Weighted
  Range of                                       Contractual           Average                          Average
Exercise Prices                     Shares       Life (Years)      Exercise Price       Shares      Exercise Price
--------------------                ------       ------------      --------------       ------      --------------
$   0.92                              25,281        1.55               $   .92             25,281       $     0.92
$   2.73                              86,124        4.22               $  2.73             86,124       $     2.73
$   7.47 - $    8.08                 870,615        3.07               $  7.95            385,308       $     8.00
$  11.03 - $   11.06                 419,427        9.33               $ 11.06                  -       $        -
$  15.50                             493,000        7.64               $ 15.50            246,500       $    15.50
                                ------------                                           ----------
                                   1,894,447                                              743,213
                                ============                                          ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 7 - EMPLOYEE BENEFIT PLANS - (Continued)

         In connection with the acquisition of Atlas, options for 120,213 shares were issued at an exercise price of $.11 per share to certain employees of Atlas who had held options of Atlas before its acquisition by the Company. Options for 71,422 shares remain outstanding as of September 30, 2001.

         As referred to in Note 2, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for these employee stock arrangements.

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. No such options were granted in fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 or 10 years following vesting; stock volatility, 68%, 60% and 125% in 2001, 2000 and 1999, respectively; risk free interest rate, 5.5%, 6.2% and 5.2% in 2001, 2000 and 1999, respectively; and no dividends during the expected term. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $7.3 million ($.40 per share), $16.4 million ($.69 per share) and $16.7 million ($.73 per share) in fiscal 2001, 2000 and 1999, respectively.

         In addition to the various stock option plans, in May 1997 the stockholders approved the Resource America, Inc. Non-Employee Director Deferred Stock and Deferred Compensation Plan (the "Non-Employee Director Plan") for which a maximum of 75,000 shares were reserved for issuance. Under the Non-Employee Director Plan, non-employee directors of the Company are awarded units representing the right to receive one share of Company common stock for each unit awarded. Units do not vest until the fifth anniversary of their grant, except that units will vest sooner upon a change of control of the Company or death or disability of a director, provided the director completed at least six months of service. Upon termination of service by a director, all unvested units are forfeited. In fiscal 2001, 18,000 units were granted under the Non-Employee Director Plan to the Company's seven non-employee directors. The fair value of the grants (average $12.48 per unit, $224,700 in total) is being charged to operations over the five-year vesting period. At September 30, 2001, 75,000 units are outstanding under this plan. As of September 30, 2001, no further grants may be made under this plan.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under leases with varying expiration dates through 2006. Rental expense was $1.9 million, $1.6 million and $1.7 million for the years ended September 30, 2001, 2000 and 1999, respectively. At September 30, 2001, future minimum rental commitments for the next five fiscal years were as follows (in thousands):

                       2002...........................   $  2,210
                       2003...........................   $  1,613
                       2004...........................   $  1,335
                       2005...........................   $  1,252
                       2006...........................   $  1,058

         The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

         The Company is the managing general partner of several oil and gas limited partnerships, and the Company has agreed to indemnify each investor partner from any liability, which exceeds such partner's share of partnership assets. Management believes that any such liabilities that may occur will be covered by insurance and, if not covered by insurance, will not result in a significant loss to the Company.

         Subject to certain conditions, investor partners in certain oil and gas limited partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% or 10% of the units in any calendar year. Based on past experience, the Company believes that any liability incurred would not be material.

         The Company may be required to subordinate a part of its net partnership revenues to the receipt by investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions determined on a cumulative basis, in accordance with the terms of the partnership agreement.

         The Company has an employment agreement with its Chairman pursuant to which the Company has agreed to provide him with a supplemental employment retirement plan ("SERP") and with certain financial benefits upon termination of his employment. Under the SERP, he will be paid an annual benefit of 75% of his average income after he has reached retirement age (each as defined in the employment agreement). Upon termination, he is entitled to receive lump sum payments in various amounts of between 25% and five times average compensation (depending upon the reason for termination) and, for termination due to disability, a monthly benefit equal to the SERP benefit (which will terminate upon commencement of payments under the SERP). During fiscal 2001, 2000 and 1999, operations were charged $927,000, $2.5 million and $556,000, respectively, with respect to these commitments.

         The Company is a defendant, together with certain of our officers and directors and our independent auditor, Grant Thornton LLP, in consolidated actions that were instituted on October 14, 1998 in the U.S. District Court for the Eastern District of Pennsylvania by stockholders, putatively on their own behalf and as class actions on behalf of similarly situated stockholders, who purchased shares of our common stock between December 17, 1997 and February 22, 1999. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as the result of misstatements and omissions allegedly contained in our periodic reports and a registration statement filed with the SEC. The asserted misstatements and omissions relate, among other matters, to

         o use of the accretion of discount method of recognizing revenue on distressed loans we purchased at a discount, and

         o accounting for the profit we realized on our sale of senior lien interests in such loans.

         We believe he complaint is without merit and are defending ourselves vigorously.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - COMMITMENTS AND CONTINGENCIES - (Continued)

         The Company is a defendant in a proposed class action suit originally filed in February 2000 in New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased property to us. The complaint alleges that we are not paying lessors the proper amount of royalty revenues derived from the natural gas produced from the wells on the leased property. The complaint seeks damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that allegedly should have been paid. We believe the complaint is without merit and are defending ourselves vigorously.

         The Company is a defendant in a suit filed in the U.S. District Court for the District of Oregon by the former chairman of TRM Corporation and his children. Our Chief Executive Officer and a director also have been named as defendant. The plaintiff's claims for breach of contract, fraud and promissory estoppel are based on an alleged oral agreement to purchase one million shares of plaintiffs' stock in TRM Corporation for $13.0 million. Plaintiffs seek actual damages of at least $12.0 million, plus punitive damages in an unspecified amount. We and the other defendants have counter-claimed for common law fraud, securities fraud and attorneys fees. We believe the complaint is without merit and are defending ourselves vigorously.

         One of our real estate subsidiaries is also a defendant in a suit pending in the Court of Common Pleas of Allegheny County, Pennsylvania. The plaintiffs allege that our first, second and third mortgage liens should be subordinated to plaintiffs' fourth position judgment lien. Plaintiffs contend that their judgment lien is in excess of $1.0 million. We believe the complaint is without merit and are defending ourselves vigorously.

         See Note 11 with regard to a claim against an escrow account established in connection with the sale of FLI.

         We are also party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

NOTE 9 - HEDGING ACTIVITIES

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

         Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivative financial statements are recognized in the financial statements as either assets or liabilities measured as fair value. Changes in the fair value of derivative financial instruments are recognized in income or other comprehensive income, depending on their classification. Upon adoption of SFAS 133, the Company did not incur any transition adjustments to earnings.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - HEDGING ACTIVITIES - (Continued)

         At September 30, 2001, the Company had 17 open natural gas futures contracts related to natural gas sales covering 45,900 dekatherm ("Dth") (net to the Company) maturing through January 2003 at a combined average settlement price of $3.17 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company's net unrealized gain related to open NYMEX contracts was approximately $15,000 at September 30, 2001 and its net unrealized loss was approximately $435,000 at September 30, 2000. The unrealized gain of $15,000 at September 30, 2001 has been recorded as an asset in the Company's 2001 Consolidated Financial Statements and in Stockholders' Equity as a component of Other Comprehensive Income, net of taxes of $6,000. The Company recognized a loss of $599,000 and $832,000 on settled contracts covering natural gas production for the years ended September 30, 2001 and 2000, respectively, and a gain of $35,000 for the year ended September 30, 1999. As of September 30, 2001, $7,000 of deferred net gains on derivative instruments included in accumulated other comprehensive income (loss) are expected to be reclassified to earnings during the next twelve months. The Company recognized no gains or losses during the fiscal year ended September 30, 2001 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

NOTE 10 - ACQUISITIONS

         In January 2001, the Company and its consolidated subsidiary, Atlas Pipeline, acquired certain energy assets of Kingston Oil Corporation for $4.5 million of cash and 88,235 common units of Atlas Pipeline. In March 2001, the Company and Atlas Pipeline acquired certain energy assets of American Refining and Exploration Company for $2.0 million of cash and 32,924 common units of Atlas Pipeline. Atlas Pipeline borrowed $1.4 million under its $10.0 million revolving credit facility to fund its share of the cash payment. In August 2001, the Company acquired certain energy assets of Castle Gas Company for $1.4 million. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets acquired based on their fair values at the dates of acquisition. The pro forma effect of these acquisitions on prior period operations or current year operations prior to the acquisition dates is not material.

         On August 31, 1999, the Company acquired all of the common stock of Viking Resources in exchange for 1,243,684 shares of the Company's common stock and the assumption of Viking Resources' debt as described below. Viking Resources was a company primarily involved in the energy finance business through the syndication of oil and gas properties in the Appalachian Basin. In connection with certain obligations to the seller, the Company issued 139,300 shares to the former owners during fiscal 2001.

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

     Estimated fair value of assets acquired.................    $       48,289
     Liabilities assumed.....................................           (19,910)
     Common stock issued.....................................           (12,437)
                                                                 --------------
     Net cash paid...........................................    $       15,942
                                                                 ==============

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10 - ACQUISITIONS - (Continued)

         This acquisition was immaterial to the results of operations of the Company for the fiscal year ended September 30, 1999, and, therefore, pro forma information is excluded.

         In connection with the acquisition of Atlas in fiscal 1998, certain indemnity obligations of the seller resulted in the cancellation in fiscal 2001 of 153,500 previously issued shares held in escrow.

NOTE 11 - DISCONTINUED OPERATIONS

         In February 2000, the Company adopted a plan to sell FLI and subsidiaries, its small ticket equipment leasing business. The sale was completed in August 2000. Accordingly, FLI is reported as a discontinued operation for the three years ended September 30, 2001, 2000 and 1999. In connection with the sale, the Company received a non-interest bearing note that is payable to the extent that payments are made on a pool of FLI lease receivables and refunds are received with respect to certain tax receivables. Through September 30, 2001 the Company received payments of $5.3 million on the note. In addition, $10.0 million was placed in escrow until March 31, 2004 as security for certain indemnification obligations to the purchaser. Through September 30, 2001, $510,000 was paid out of the escrow to satisfy certain indemnification claims. The escrow account and the note are included in the Company's consolidated financial statements as a component of other assets.

         At the time of the sale, the Company recorded an allowance for possible losses in the amount of $8.9 million against the note and escrow. This allowance is reviewed periodically and is maintained at a level that is estimated by the Company to be necessary to provide for additional possible losses on the note and escrow. During fiscal 2001, the Company recorded an additional $5.2 million allowance for possible losses to cover estimated indemnification obligations. At September 30, 2001, the allowance amounted to approximately $10.7 million.

          In May 2001, an additional claim of $8.0 million was made by the purchaser against the escrow account. The Company disputed this claim in June 2001 as being without merit and intends to defend against such claim vigorously. The purchaser has not responded to the Company's objection.

         Summarized operating results of the discontinued FLI operation are as follows:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
                                                                                       (in thousands)

Net revenues...........................................................  $         -    $    29,552     $    41,129
                                                                         ===========    ===========     ===========

Income from operations before income tax provision.....................  $         -    $       775     $     3,738
Provision for income taxes.............................................            -           (299)         (1,737)
                                                                         -----------    -----------     -----------
Income from discontinued operations....................................  $         -    $       476     $     2,001
                                                                         ===========    ===========     ===========

Gain (loss) on disposal before income taxes............................  $    (5,200)   $    24,259     $         -
Income tax benefit (provision).........................................        1,976         (9,352)              -
                                                                         -----------    -----------     -----------

Gain (loss) on disposal of discontinued operations.....................  $    (3,224)   $    14,907     $         -
                                                                         ============   ===========     ===========

         On September 28, 1999 the Company adopted a plan to discontinue LowCostLoan.com, Inc. (formerly Fidelity Mortgage Funding, Inc. ("LCL"), its residential mortgage lending business. The business was disposed of in November 2000. Accordingly, LCL is reported as a discontinued operation for the years ended September 30, 2001, 2000 and 1999.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 11 - DISCONTINUED OPERATIONS - (Continued)

         Summarized operating results of the discontinued LCL operation are as follows:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)

Net revenues...........................................................  $         -    $         -     $     1,907
                                                                         ===========    ===========     ===========

Loss from operations before income tax benefit.........................  $         -    $         -     $    (9,877)
Income tax benefit.....................................................            -              -           2,190
                                                                         -----------    -----------     -----------

Loss from discontinued operations......................................  $         -    $         -     $    (7,687)
                                                                         ===========    ===========     ===========

Loss on disposal before income tax benefit.............................  $         -    $    (2,952)    $      (423)
Income tax benefit.....................................................            -            989             148
                                                                         -----------    -----------     -----------

Loss on disposal of discontinued operations............................  $         -    $    (1,963)    $      (275)
                                                                         ===========    ===========     ===========


         Summarized results of the discontinued FLI and LCL operations are:

Income (loss) from operations of subsidiaries..........................  $         -    $       476     $    (5,686)
                                                                         ===========    ===========     ===========
(Loss) gain on disposal of subsidiaries................................  $    (3,224)   $    12,944     $      (275)
                                                                         ===========    ===========     ===========

NOTE 12 -TERMINATION CHARGE

         As a result of the sale of the Company's equipment leasing operations on August 1, 2000 and its reduced emphasis on real estate finance, two of the Company's officers separated from the Company on September 13, 2000. One officer was the Company's president and chief operating officer and the other was the Company's vice-chairman as well as the president of the commercial real estate finance business. Both officers were parties to employment agreements and were terminated in accordance with the terms of those agreements. Accordingly, continuing operations were charged $1.8 million and discontinued operations were charged $2.3 million in the year ended September 30, 2000.

NOTE 13 - PUBLIC OFFERING OF UNITS BY PARTNERSHIP

         In February 2000, the Company's natural gas gathering operations were sold to Atlas Pipeline in connection with a public offering by Atlas Pipeline of 1,500,000 common units. The Company received net proceeds of $15.3 million for the gathering systems, and Atlas Pipeline issued to the Company 1,641,026 subordinated units constituting a 51% combined general and limited partner interest in Atlas Pipeline. A subsidiary of the Company is the general partner of Atlas Pipeline and has a 2% partnership interest on a consolidated basis. Because the Company owns more than 50% of Atlas Pipeline, the assets, liabilities, revenues and costs and expenses of Atlas Pipeline are consolidated with those of the Company, and the value represented by non-subordinated common units are shown as a minority interest on the Company's consolidated balance sheets.

         Our subordinated units are a special class of limited partnership interest in Atlas Pipeline under which our rights to distributions are subordinated to those of the publicly held common units. The subordination period extends until December 31, 2004 and will continue beyond that date if financial tests specified in the partnership agreement are not met. Our general partner interest also includes a right to receive incentive distributions if the partnership meets or exceeds specified levels of distributions.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13 - PUBLIC OFFERING OF UNITS BY PARTNERSHIP - (Continued)

         In connection with the Company's sale of the gathering systems to Atlas Pipeline, the Company entered into agreements that:

         o Require it to provide stand-by construction financing to Atlas Pipeline for gathering system extensions and additions to a maximum of $1.5 million per year for five years.

         o Require it to pay gathering fees to Atlas Pipeline for natural gas gathered by the gathering systems equal to the greater of $.35 per mcf ($.40 per mcf in certain instances) or 16% of the gross sales price of the natural gas transported.

         o Require it to support a minimum quarterly distribution by Atlas Pipeline to holders of non-subordinated units of $.42 per unit (an aggregate of $1.68 per fiscal year) until February 2003. The Company has established a letter of credit administered by PNC Bank to support its obligation. The current face amount of the letter of credit is $3.2 million. The required face amount of the letter of credit is reduced by $630,000 per quarter.

         During fiscal 2001, the fee paid to Atlas Pipeline was calculated based on the 16% rate. Through September 30, 2001, the Company has not been required to provide any construction financing. The Company provided $443,000 in distribution support due to the lag in cash receipts for the initial quarter of Atlas Pipeline's operations. No distribution support has been required for any subsequent quarter.

NOTE 14 - EXTRAORDINARY ITEM

         During fiscal 2001, 2000 and 1999 the Company acquired $13.6 million, $21.0 million and $3.0 million, respectively, of its 12% Notes at a discount. These transactions resulted in an extraordinary gain of $124,000 (net of taxes of $67,000) in fiscal 2001, $683,000 (net of taxes of $367,000) in fiscal 2000 and $299,000 (net of taxes of $142,000) in fiscal 1999.

NOTE 15 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         The Company elected early adoption of the provisions of Statement of Position 98-5 effective October 1, 1998 and, accordingly, start-up costs of $59,000 (net of taxes of $28,000) which had been capitalized at September 30, 1998 were charged to operations on October 1, 1998 and are reflected in the consolidated statements of operations for the year ended September 30, 1999 as a cumulative effect of a change in accounting principle.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in two principal industry segments: energy and real estate finance. Segment data for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                                                  Years Ended September 30,
                                                                         -----------------------------------------
                                                                             2001           2000            1999
                                                                         -----------    -----------     -----------
                                                                                       (in thousands)
Revenues:
   Energy..............................................................  $    94,806    $    70,552     $    55,093
   Real estate finance.................................................       16,899         18,649          45,907
   Corporate...........................................................        6,421         10,410           8,089
                                                                         -----------    -----------     -----------

                                                                         $   118,126    $    99,611     $   109,089
                                                                         ===========    ===========     ===========

Depreciation, depletion and amortization:
   Energy..............................................................  $    10,784    $     9,781     $     5,512
   Real estate finance.................................................          200            195             136
   Corporate...........................................................           54           (104)            337
                                                                         -----------    -----------     -----------

                                                                         $    11,038    $     9,872     $     5,985
                                                                         ===========    ===========     ===========

Operating profit (loss):
   Energy..............................................................  $    17,697    $     7,013     $     8,619
   Real estate finance.................................................        8,000          6,914          35,306
   Corporate...........................................................       (6,960)        (8,227)         (8,634)
                                                                         -----------    -----------     -----------

                                                                         $    18,737    $     5,700     $    35,291
                                                                         ===========    ===========     ===========

Identifiable assets:
   Energy..............................................................  $   177,489    $   154,379     $   139,098
   Real estate finance.................................................      207,682        202,335         273,922
   Corporate...........................................................       86,593        151,117         127,112
                                                                         -----------    -----------     -----------

                                                                         $   471,764    $   507,831     $   540,132
                                                                         ===========    ===========     ===========



Capital expenditures (excluding assets acquired in business acquisitions):
   Energy..............................................................  $    14,051    $    10,936     $    11,456
   Real estate finance.................................................          159            130             100
   Corporate...........................................................            -              -               -
                                                                         -----------    -----------     -----------

                                                                         $    14,210    $    11,066     $    11,556
                                                                         ===========    ===========     ===========

         Operating profit (loss) represents total revenues less costs attributable thereto, including interest and provision for possible losses, and less depreciation, depletion and amortization, excluding general corporate expenses. The information presented above does not eliminate intercompany transactions of $136,000 and $161,000 in the years ended September 30, 2001 and 2000, respectively.

         The Company's natural gas is sold under contract to various purchasers. For the year ended September 30, 2001, gas sales to two purchasers accounted for 46% and 12%, respectively, of our total production revenues. Also during fiscal 2001, oil sales to one purchaser accounted for 11% of such revenues. During fiscal 2000, gas sales to three purchasers accounted for 37%, 11% and 11%, respectively, of our total production revenues. Also during fiscal 2000, oil sales to one purchaser accounted for 17% of such revenues. During fiscal 1999, gas sales to two purchasers accounted for 26% and 14%, respectively, of our total production revenues.

         In real estate finance, no revenues from a single borrower exceeded 10% of total revenues.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

         Results of operations for oil and gas producing activities:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
                                                                                       (in thousands)

   Revenues............................................................  $    36,681    $    25,231     $    12,233
   Production costs....................................................       (6,185)        (7,229)         (4,806)
   Exploration expenses................................................       (1,661)        (1,110)           (560)
   Depreciation, depletion, and amortization...........................       (6,148)        (6,305)         (2,897)
   Income taxes........................................................       (7,223)        (3,759)           (635)
                                                                         -----------    -----------     -----------
   Results of operations producing activities..........................  $    15,464    $     6,828     $     3,335
                                                                         ===========    ===========     ===========

         Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
                                                                                       (in thousands)
   Proved properties...................................................  $   104,888    $    84,307     $    77,207
   Unproved properties.................................................          855          1,003             847
   Pipelines, equipment and other interests............................       24,660         19,493          18,931
                                                                         -----------    -----------     -----------
       Total...........................................................      130,403        104,803          96,985
   Accumulated depreciation, depletion and amortization................      (33,089)       (26,966)        (19,019)
                                                                         -----------    -----------     -----------

       Net capitalized costs...........................................  $    97,314    $    77,837     $    77,966
                                                                         ===========    ===========     ===========

         Costs Incurred in Oil and Gas Producing Activities. The costs incurred by the Company in its oil and gas activities during fiscal years 2001, 2000 and 1999 are as follows:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
                                                                                       (in thousands)
   Property acquisition costs:
     Unproved properties...............................................  $       353    $       168     $        17
     Proved properties.................................................  $     5,443    $     1,017     $    37,454
     Exploration costs.................................................  $     1,662    $     1,095     $       658
     Development costs.................................................  $    17,453    $     9,422     $     9,008

         The development costs above for the years ended September 30, 2001, 2000 and 1999 were substantially all incurred for the development of proved undeveloped properties.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - (Continued)

         Oil and Gas Reserve Information (Unaudited). The estimates of the Company's proved and unproved gas reserves are based upon evaluations verified by Wright & Company, Inc., an independent petroleum engineering firm, as of September 30, 2001 and 2000. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements.

         Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangement, but not on escalations based upon future conditions.

         o Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contracts, if any; and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

         o Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

         o Estimates of proved reserves do not include the following: (a) oil that may become available from known reservoirs but is classified separately as "indicated additional reservoirs"; (b) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (c) crude oil, natural gas and natural gas liquids, that may occur in undrilled prospects; and (d) crude oil and natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

         Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operation methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

         There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Company's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been proved.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - (Continued)


         The standardized measure of discounted future net cash flows is information provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry.

                                                                                   Gas                 Oil
                                                                          ----------------     ---------------
                                                                                  (mcf)              (bbls)
                                                                          ----------------     ---------------

   Balance September 30, 1998..........................................         89,883,573               572,514

   Current additions...................................................         37,975,159                     -
   Purchase of reserves in-place.......................................         18,786,968             1,187,326
   Transfers to limited partnerships...................................        (26,491,717)                    -
   Revisions...........................................................         (7,639,543)               10,196
   Production..........................................................         (4,342,430)              (85,045)
                                                                         -----------------     -----------------

   Balance September 30, 1999..........................................        108,172,010             1,684,991
   Current additions...................................................         32,433,822                16,031
   Sales of reserves in-place..........................................           (304,428)              (14,200)
   Purchase of reserves in-place.......................................          1,047,931                     -
   Transfers to limited partnerships...................................        (25,677,232)                    -
   Revisions...........................................................          3,910,595               275,806
   Production..........................................................         (6,440,154)             (195,974)
                                                                         -----------------     -----------------

Balance September 30, 2000.............................................        113,142,544             1,766,654
   Current additions...................................................         19,891,663                68,895
   Sales of reserves in-place..........................................            (88,068)                  (61)
   Purchase of reserves in-place.......................................          7,159,387                40,881
   Transfers to limited partnerships...................................        (11,871,230)                    -
   Revisions...........................................................         (3,774,259)              102,136
   Production..........................................................         (6,342,667)             (177,437)
                                                                         -----------------     -----------------
   Balance September 30, 2001..........................................        118,117,370             1,801,068
                                                                         =================     =================


   Proved developed reserves at
     September 30, 2001................................................         80,249,011             1,735,376
     September 30, 2000................................................         74,332,754             1,766,654
     September 30, 1999................................................         66,215,748             1,684,991


                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - (Continued)

         The following schedule presents the standardized measure of estimated discounted future net cash flows relating to proved oil and gas reserves. The estimated future production is priced at year-end prices, adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves based on year-end cost levels. The future net cash flows are reduced to present value amounts by applying a 10% discount factor. The standardized measure of future cash flows was prepared using the prevailing economic conditions exiting at September 30, 2001 and 2000 and such conditions continually change. Accordingly such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations.

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
                                                                                       (in thousands)

   Future cash inflows.................................................  $   485,781    $   555,121     $   349,953
   Future production costs.............................................     (126,979)      (161,623)       (116,794)
   Future development costs............................................      (50,953)       (46,828)        (40,059)
   Future income tax expenses..........................................      (76,584)      (104,004)        (46,232)
                                                                         -----------    -----------     -----------

   Future net cash flows...............................................      231,265        242,666         146,868
     Less 10% annual discount for estimated
       timing of cash flows............................................     (132,553)      (144,067)        (88,093)
                                                                         -----------    -----------     -----------

   Standardized measure of discounted
     future net cash flows.............................................  $    98,712    $    98,599     $    58,775
                                                                         ===========    ===========     ===========

         The future cash flows estimated to be spent to develop proved undeveloped properties in the years ended September 30, 2002 and 2003 are $25.5 million and $25.3 million, respectively.

         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes.

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
                                                                                       (in thousands)

Balance, beginning of year.............................................  $    98,599    $    58,775     $    43,774

Increase (decrease) in discounted future net cash flows:
   Sales and transfers of oil and gas, net of related costs............      (30,496)       (18,002)         (7,427)
   Net changes in prices and production costs..........................      (21,114)        41,173          18,835
   Revisions of previous quantity estimates............................       (4,184)         9,580          (3,613)
   Development costs incurred..........................................        4,002          7,789           7,425
   Changes in future development costs.................................        3,785            138               -
   Transfers to limited partnerships...................................       (5,596)       (11,862)         (9,052)
   Extensions, discoveries, and improved
     recovery less related costs.......................................       20,716         23,333          14,331
   Purchases of reserves in-place......................................        6,932          1,509           9,497
   Sales of reserves in-place, net of tax effect.......................         (204)          (293)              -
   Accretion of discount...............................................       14,078          7,522           1,012
   Net changes in future income taxes..................................        9,570        (23,757)        (15,814)
   Other...............................................................        2,624          2,694            (193)
                                                                         -----------    -----------     -----------

Balance, end of year...................................................  $    98,712    $    98,599     $    58,775
                                                                         ===========    ===========     ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18 - QUARTERLY RESULTS (Unaudited)

                                                             Dec 31           March 31          June 30        September 30,
                                                          -------------    -------------     -------------   ----------------
                                                                           (in thousands, except per share data)
Year ended September 30, 2001
Revenues..................................................    $  27,204      $  34,727         $   27,638          $ 28,557
Costs and expenses........................................       22,302         28,026             24,195            24,866
                                                              ---------      ---------         ----------          --------
Income before taxes and extraordinary item................        4,902          6,701              3,443             3,691
Income taxes..............................................        1,750          2,311              1,206               541
                                                              ---------      ---------         ----------          --------
Income before extraordinary item..........................        3,152          4,390              2,237             3,150

Loss on disposal of subsidiary............................            -              -                  -            (3,224)
Extraordinary item, gain on early extinguishment
   of debt, net of taxes..................................          158             21                 (6)              (49)
                                                              ---------      ---------         ----------          --------
Net income................................................    $   3,310      $   4,411         $    2,231          $   (123)
                                                              =========      =========         ==========          ========

Net income per common share -
Basic
   Income before extraordinary item.......................    $     .16      $     .25         $      .13          $    .18
   Discontinued operations................................            -              -                  -              (.18)
   Extraordinary item.....................................          .01              -                  -                 -
                                                              ---------      ---------         ----------          --------
Net income per common share - basic.......................    $     .17      $     .25         $      .13          $      -
                                                              ========       =========         ==========          ========

Diluted
   Income before extraordinary item.......................    $     .16      $     .25         $      .12          $    .17
   Discontinued operations................................            -              -                  -              (.18)
   Extraordinary item.....................................          .01              -                  -                 -
                                                              ---------      ---------         ----------          --------
Net income (loss) per common share - diluted..............    $     .17      $     .25         $      .12          $   (.01)
                                                              =========      =========         ==========          ========

Year ended September 30, 2000
Revenues..................................................    $  24,969      $  29,281          $  23,011          $ 22,350
Costs and expenses........................................       21,335         27,290             22,054            23,232
                                                              ---------      ---------          ---------          --------
Income (loss) before income taxes.........................        3,634          1,991                957              (882)
Income tax income provision (benefit).....................        1,159            640                241              (402)
                                                              ---------      ---------          ---------          --------
Income (loss) before extraordinary item...................        2,475          1,351                716              (480)

Discontinued operations:
   Income from operations of subsidiaries.................          610           (157)                 -                23
   Loss on disposal of subsidiaries.......................          (48)          (496)               552            12,936
Extraordinary item........................................          122             75                  -               486
                                                              ---------      ---------         ----------          --------

Net income................................................    $   3,159      $     773         $    1,268          $ 12,965
                                                              =========      =========         ==========          ========

Net income per common share - basic.......................    $     .14      $     .03         $      .05          $    .56
                                                              =========      =========         ==========          ========

Net income per common share - diluted.....................    $     .13      $     .03         $      .05          $    .55
                                                              =========      =========         ==========          ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The information required by this item will be set forth in our definitive proxy statement with respect to our 2002 annual meeting of stockholders, to be filed on or before January 28, 2002 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be set forth in our 2002 proxy statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be set forth in our 2002 proxy statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in our 2002 proxy statement, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  1.       Financial Statements

                           Report of Independent Certified Public Accountants Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Comprehensive Income Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements

                  2.       Financial Statement Schedules

                           Schedule IV - Mortgage Loans on Real Estate

             File: TREASURE\S1LOANS       RESOURCE AMERICA, INC. & SUBSIDIARIES
                                              MORTGAGE LOANS ON REAL ESTATE
                                                        30-Sep-01


                                                                                                                          PERIODIC
                                                                           INTEREST               FINAL MATURITY           PAYMENT
                                 DESCRIPTION                                 RATE                      DATE                 TERMS

              FIRST MORTGAGES
MtRoy                  Apartment bldg, Pittsburgh, PA       Fixed interest rate of 14.5%               8/1/21                (a)
Red                    Apartment bldg, PA                   Fixed interest rate of 14%                10/1/02                (a)
Sher                   Office bldg, PA                      85% of Prime                              9/30/14                (a)
1212                   Apartment bldg, IL                   Fixed interest rate of 7.5%               9/30/02                (a)
Concord                Condominium units, NC                Fixed interest rate of 8%                 3/23/09                (a)


              SECOND LIEN LOANS
Gran                   Office bldg, PA                      Fixed interest rate of 10.6%               2/7/01                (a)
StC                    Retail bldg                          Fixed interest at 10%                    12/31/14
Pas                    Industrial bldg, Pasadena, CA        2.75% over the average cost              5/1/2001                (a)
                                                                 of funds to FSLIC-Insured
                                                                 savings and loan institutions
1301                   Office bldg, Washington, D.C.        Fixed interest rate of 12%               11/30/98                (a)
LM(83)                 Condominium units, NC                Fixed interest rate of 8.0%               3/31/02                (a)
Elk                    Retail bldg                          Fixed interest at 13.6%                  12/31/18                (a)
Ncal                   Retail bldg, Northridge, CA          Fixed interest rate of 9%              11/01/1998                (a)
Wood                   Office bldg, Cherry Hill, NJ         Fixed interest rate of 9.75%               2/7/01                (a)
Crafts                 Apartment bldg, PA                   85% of the 30 day rate on                  5/3/29                (a)
                                                            $100,000 CDS as published by
                                                            Wall Street plus 2.75%
Mill                   Apartment bldg, PA                   Fixed interest at 10.5%                   11/1/22                (a)
FW                     Hotel/Commercial Office, GA          Fixed interest rate of 14%               12/31/15                (a)
Axe                    Office bldg, PA                      Fixed interest rate of 12%                9/30/03                (a)
Head                   Office/Retail bldg                   90% of prime plus 5%                       7/1/02                (a)
Redick                 Hotel, NE                            Fixed interest rate of 14.5%              9/30/02                (a)
Win                    Apartment bldg,  CN                  Fixed interest rate of 10.85%              9/1/02                (a)
Sea                    Apartment bldg,  NJ                  Fixed interest rate of 11.25%              9/1/02                (a)
Rich                   Retail bldg                          Fixed interest at 9%                       2/1/21                (a)
1521                   Office bldg, PA                      Fixed interest rate of 9.0%                7/1/02                (a)
Loewy                  Office bldg, NC                      Fixed interest rate of 11.5%             12/31/11                (a)
Deer                   Apartment bldg,  FL                  Fixed interest rate of 13%                 6/1/10                (a)
Clem                   Apartment bldg, Ct                   Fixed interest rate of 7.5%                1/1/09                (a)
Crest                  Apartment bldg, PA                   Fixed interest rate of 10%                7/12/30                (a)
ES                     Office bldg, Washington, D.C.        Fixed interest rate of 15%                 8/1/08                (a)
Green                  Apartment bldg, NJ                   Fixed interest rate of 7%                  2/1/05                (a)
AB                     Office bldg, MD                      Fixed interest rate of 10%                 4/1/11                (a)
Pensacola              Apartment bldg, IL                   Fixed interest rate of 7.5%               9/30/09                (a)
NP                     Office bldg, Washington, D.C.        Fixed interest rate of 10.64%             1/15/06                (a)
SS                     Apartment bldg, PA                   Fixed interest rate of 8%                 9/28/06                (a)



                       Sold loans




                       (a) All net cash flows from the property
                       (b)Cost for Federal income tax purposes equals

[RSTUBBED]

             File: TREASURE\S1LOANS             RESOURCE AMERICA, INC. & SUBSIDIARIES
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                               30-Sep-01

                                                                                PRINCIPAL
                                                            CARRYING            SUBJECT TO
                  PRIOR               FACE AMOUNT           AMOUNT OF           DELINQUENT        INTEREST
                  LIENS              OF MORTGAGES           MORTGAGES            INTEREST          INCOME


MtRoy                  -                  4,500               5,233                    -                 221
Red                    -                    400                 453                    -                  63
Sher                   -                  6,000               4,242                                      456
1212                   -                 17,262              21,586                                    3,109
Concord                -                    447                 494                                       12



Gran                 840                  5,400               1,067                    -                   -
StC                1,879                  1,776                 835                    -                  66
Pas                2,000                  3,000                 403                    -                   -


1301               6,410                 13,283               7,826                    -                 602
LM(83)             2,894                  2,064               2,456                    -                  53
Elk                  964                  1,400                 613                    -                  44
Ncal               1,969                  2,271               1,065                    -                  94
Wood               2,331                  4,800               2,458                    -                 163
Crafts             3,361                  2,435                 987                    -                  37


Mill               2,403                  3,155                 786                    -                  86
FW                   875                  5,800               8,292                    -                 867
Axe                2,077                  3,116               2,291                    -                 427
Head               2,512                  3,400               1,501                    -                 160
Redick             2,400                  6,005               3,728                    -                   -
Win                9,113                  2,973               1,426                    -                   -
Sea                5,136                 11,615               6,068                    -               1,012
Rich               1,642                  3,961               1,062                    -                  95
1521               1,708                  1,150                 967                    -                   -
Loewy              1,705                  3,500               2,294                    -                  73
Deer               2,096                  4,100               1,237                    -                 103
Clem              13,674                  6,750               7,179                    -                 411
Crest              4,410                  5,288               1,053                                       60
ES                67,024                100,971              33,320                                    1,449
Green              1,764                  2,600               1,382                                      126
AB                59,280                 31,000              38,543                                    1,555
Pensacola         15,068                 24,083               8,513                                      712
NP                64,403                 92,000              21,893                                    1,675
SS                                        1,010               1,010                                        -

              -----------           ------------        ------------         ------------        ------------
                 279,938                377,515             192,263                    -              13,731
                                                                                                       1,443

                 279,938                377,515             192,263                    -              15,174



             File: TREASURE\S1LOANS            RESOURCE AMERICA, INC. & SUBSIDIARIES
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                              30-Sep-01

                                                                                                                           PERIODIC
                                                                        INTEREST                    FINAL MATURITY          PAYMENT
                                 DESCRIPTION                              RATE                           DATE                TERMS

              PENNSYLVANIA
MtRoy                  Apartment bldg, Pittsburgh, PA         Fixed interest rate of 14.5%            08/01/2021              (a)
Gran                   Office bldg, PA                        Fixed interest rate of 10.6%            02/07/2001              (a)
Crafts                 Apartment bldg, PA                     85% of the 30 day rate on               05/03/2029              (a)
                                                              $100,000 CDS as published by
                                                              Wall Street plus 2.75%
Mill                   Apartment bldg, PA                     Fixed interest at 10.5%                 11/01/2022              (a)
Axe                    Office bldg, PA                        Fixed interest rate of 12%              09/30/2003              (a)
Head                   Office/Retail bldg, PA                 90% of prime plus 5%                    07/01/2002              (a)
1521                   Office bldg, PA                        Fixed interest rate of 9.0%             07/01/2002              (a)
SS                     Apartment bldg, PA                     Fixed interest rate of 8.0%             09/28/2006              (a)
Red                    Apartment bldg, PA                     Fixed interest rate of 14%              10/01/2002              (a)
Crest                  Apartment bldg, PA                     Fixed interest rate of 10%              07/12/1930              (a)
Sher                   Office bldg, PA                        85% of Prime                            09/30/2014              (a)

              NEW JERSEY
Wood                   Office bldg, Cherry Hill, NJ           Fixed interest rate of 9.75%            02/07/2001              (a)
Sea                    Apartment bldg,  NJ                    Fixed interest rate of 11.25%           09/01/2002              (a)
Green                  Apartment bldg, NJ                     Fixed interest rate of 7%               02/01/2005              (a)

              WASHINGTON, DC
1301                   Office bldg, Washington, D.C.          Fixed interest rate of 12%              11/30/1998              (a)
ES                     Office bldg, Washington, D.C.          Fixed interest rate of 15%              08/01/2008              (a)
NP                     Office bldg, Washington, D.C.          Fixed interest rate of 10.64%           01/15/2006              (a)

              CALIFORNIA
Pas                    Industrial bldg, Pasadena, CA          2.75% over the average cost               5/1/2001              (a)
Ncal                   Retail bldg, Northridge, CA            Fixed interest rate of 9%               11/01/1998              (a)
                                                                   savings and loan institutions
              ILLINOIS
1212                   Apartment bldg, IL                     Fixed interest rate of 7.5%             09/30/2002              (a)
Pensacola              Apartment bldg, IL                     Fixed interest rate of 7.5%             09/30/2009              (a)

              CONNECTICUT
Win                    Apartment bldg,  CT                    Fixed interest rate of 10.85%           09/01/2002              (a)
Clem                   Apartment bldg, Ct                     Fixed interest rate of 7.5%             01/01/2009              (a)

              NORTH CAROLINA
Concord                Condominium units, NC                  Fixed interest rate of 8%               03/23/2009              (a)
LM(83)                 Condominium units, NC                  Fixed interest rate of 8.0%             03/31/2002              (a)
Loewy                  Office bldg, NC                        Fixed interest rate of 11.5%            12/31/2011              (a)

              MARYLAND
AB                     Office bldg, MD                        Fixed interest rate of 10%              04/01/2011              (a)

              VIRGINIA
Rich                   Retail bldg, VA                        Fixed interest at 9%                    02/01/2021              (a)

              WEST VIRGINIA
Elk                    Retail bldg, West Virgina              Fixed interest at 13.6%                 12/31/2018              (a)

              GEORGIA
FW                     Hotel/Commercial Office, GA            Fixed interest rate of 14%              12/31/2015              (a)

              FLORIDA
Deer                   Apartment bldg,  FL                    Fixed interest rate of 13%              06/01/2010              (a)

              MINNESOTA
StC                    Retail bldg, MN                        Fixed interest at 10%                   12/31/2014

              NEBRASKA
Redick                 Hotel, NE                              Fixed rate of 14.5%                     09/30/2002              (a)



                       Sold loans



[RESTUBBED]

                                                RESOURCE AMERICA, INC. & SUBSIDIARIES
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                              30-Sep-01
                                                                                  PRINCIPAL
                                                            CARRYING             SUBJECT TO
                    PRIOR            FACE AMOUNT            AMOUNT OF            DELINQUENT          INTEREST
                    LIENS            OF MORTGAGES           MORTGAGES             INTEREST            INCOME


MtRoy                   -                4,500                5,233                   -                 221
Gran                  840                5,400                1,067                   -                   -
Crafts              3,361                2,435                  987                   -                  37


Mill                2,403                3,155                  786                   -                  86
Axe                 2,077                3,116                2,291                   -                 427
Head                2,512                3,400                1,501                   -                 160
1521                1,708                1,150                  967                   -                   -
SS                                       1,010                1,010                                       -
Red                     -                  400                  453                   -                  63
Crest               4,410                5,288                1,053                                      60
Sher                    -                6,000                4,242                                     456


Wood                2,331                4,800                2,458                   -                 163
Sea                 5,136               11,615                6,068                   -               1,012
Green               1,764                2,600                1,382                                     126


1301                6,410               13,283                7,826                   -                 602
ES                 67,024              100,971               33,320                                   1,449
NP                 64,403               92,000               21,893                                   1,675


Pas                 2,000                3,000                  403                   -                   -
Ncal                1,969                2,271                1,065                   -                  94


1212                    -               17,262               21,586                                   3,109
Pensacola          15,068               24,083                8,513                                     712


Win                 9,113                2,973                1,426                   -                   -
Clem               13,674                6,750                7,179                   -                 411


Concord                 -                  447                  494                                      12
LM(83)              2,894                2,064                2,456                   -                  53
Loewy               1,705                3,500                2,294                   -                  73


AB                 59,280               31,000               38,543                                   1,555


Rich                1,642                3,961                1,062                   -                  95


Elk                   964                1,400                  613                   -                  44


FW                    875                5,800                8,292                   -                 867


Deer                2,096                4,100                1,237                   -                 103


StC                 1,879                1,776                  835                   -                  66


Redick              2,400                6,005                3,728                   -                   -

              ------------        ------------         ------------        ------------        ------------
                  279,938              377,515              192,263                   -              13,731
                                                                                                      1,443

                  279,938              377,515              192,263                   -              15,174

Reconciliation of the total carrying amount of real estate loans for the year follows:

Balance at October 1, 2000                                     $185,940,247
   Additions during the period:
      New mortgage loans                        $1,009,600
      Amortization of discount                   5,922,753
      Additions of existing loans               24,085,973       31,018,326
                                              -----------------------------
                                                               $216,958,575
Deductions during the period:
      Write down                                    83,688
      Collections of principal                   1,622,856
      Cost of mortgages sold                    22,988,556       24,695,100
                                              -----------------------------

Balance at September 30, 2001                                  $192,263,475

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

          10.2      Resource America's 1997 Key Employee Stock Option Plan (5)

          10.3 Resource America's 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan (5)

          10.4      Resource America's 1999 Key Employee Stock Option Plan (6)

          10.5 Employment Agreement between Edward E. Cohen and Resource America (7)

          10.6 Separation Agreement and General Release between Scott F. Schaeffer and Resource America(8)

          10.7 Separation Agreement and General Release between D. Gideon Cohen and Resource America(8)

          10.8 Employment Agreement between Steven J. Kessler and Resource America (1)

          10.9 Employment Agreement between Nancy J. McGurk and Resource America(1)

          10.10 Employment Agreement between Jonathan Z. Cohen and Resource America(8)

          10.11 Loan Agreement, dated as of September 28, 1999, among Atlas America, Inc., Resource Energy, Inc., Viking Resources Corporation, PNC Bank, National Association, as Issuing Bank and Agent, First Union National Bank, as Syndication Agent, and others(9)

          10.11(a)  First Amendment to Loan Agreement, dated as of January 24,
                    2000

          10.12 Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties XXXII, Inc., Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource Properties 51, Inc., Resource Properties, Inc., Resource America and Jefferson Bank (now known as Hudson United Bank)

          10.13 Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank

          10.13(a) Modification of Revolving Credit Loan and Security Agreement dated March 30, 2000

          10.14 Revolving Credit Loan Agreement dated July 27, 1999 be and between Resource America, Inc. and Sovereign Bank

          12        Computation of ratios

          21        List of subsidiaries

          23        Consent of Wright & Company, Inc.

       (b)              Reports on Form 8-K

                           None

We filed a Form 8-K dated August 10, 2000 reporting, in Item 2, the completion of the sale of Fidelity Leasing.
---------------
(1) Filed previously as an exhibit to our Current Report on Form 8-K filed on May 18, 2000 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(3) Filed previously as an exhibit to our Registration Statement on Form S-4 (Registration No. 333-40231) and by this reference incorporated herein.
(4) Filed previously as an exhibit to our Registration Statement S-1 (Registration No. 333-03099) and by this reference incorporated herein.
(5) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and by this reference incorporated herein.
(6) Filed previously as an exhibit to our Definitive Proxy Statement for the 1999 annual meeting of stockholders and by this reference incorporated herein.
(7) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.
(8) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2000 and by this reference incorporated herein.
(9) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 1999 and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RESOURCE AMERICA, INC. (Registrant)
     December 28, 2001                 By:  /s/ Edward E. Cohen
                                            ------------------------------
                                       Chairman of the Board, President
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edward E. Cohen                                  Chairman of the Board,                       December 28, 2001
--------------------------------------------         President and Chief Executive Officer
EDWARD E. COHEN

/s/ Carlos C. Campbell                               Director                                     December 28, 2001
--------------------------------------------
CARLOS C. CAMPBELL

/s/ D. Gideon Cohen                                  Director                                     December 28, 2001
--------------------------------------------
D. GIDEON COHEN

/s/ Andrew M. Lubin                                  Director                                     December 28, 2001
--------------------------------------------
ANDREW M. LUBIN

/s/ P. Sherrill Neff                                 Director                                     December 28, 2001
--------------------------------------------
P. SHERRILL NEFF

/s/ Scott F. Schaeffer                               Director                                     December 28, 2001
--------------------------------------------
SCOTT F. SCHAEFFER

/s/ Alan D. Schreiber                                Director                                     December 28, 2001
--------------------------------------------
ALAN D. SCHREIBER

/s/ John S. White                                    Director                                     December 28, 2001
--------------------------------------------
JOHN S. WHITE

/s/ Steven J. Kessler                                Senior Vice President                        December 28, 2001
--------------------------------------------         and Chief Financial Officer
STEVEN J. KESSLER

/s/ Nancy J. McGurk                                  Vice President-Finance                       December 28, 2001
--------------------------------------------         and Chief Accounting Officer
NANCY J. McGURK