Form 10-Q
period 2001-12-31
RESOURCE AMERICA INC
filed 2002-02-14
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2001

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________ to __________


                         Commission file number: 0-4408


                             RESOURCE AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              72-0654145
-------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

        1845 Walnut Street
            Suite 1000
         Philadelphia, PA                                            19103
------------------------------------------                       -------------
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

                   17,435,471 Shares          February 8, 2002

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



                                                                                                                       PAGE
PART I   FINANCIAL INFORMATION                                                                                         ----

Item 1.  Financial Statements
                  Consolidated Balance Sheets - December 31, 2001 (Unaudited)
                      and September 30, 2001..............................................................                3

                  Consolidated Statements of Income (Unaudited)
                      Three Months Ended December 31, 2001 and 2000.......................................                4

                  Consolidated Statements of Comprehensive Income (Unaudited)
                      Three Months Ended December 31, 2001 and 2000.......................................                5

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                      Three Months Ended December 31, 2001................................................                6

                  Consolidated Statements of Cash Flows (Unaudited)
                      Three Months Ended December 31, 2001 and 2000.......................................                7

                  Notes to Consolidated Financial Statements (Unaudited)
                      December 31, 2001...................................................................             8-15

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................................................            16-23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................            24-25


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................            26-27

SIGNATURES................................................................................................               28

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          December 31,        September 30,
                                                                                              2001                 2001
                                                                                        ----------------    ---------------
                                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents............................................................  $    39,506         $    48,648
   Accounts and notes receivable........................................................       25,549              23,497
   Prepaid expenses.....................................................................        1,045                 762
                                                                                          -----------         -----------
       Total current assets.............................................................       66,100              72,907
Investments in real estate loans (less allowance for possible losses of $2,679 and $2,529)    197,046             189,734
Investments in real estate ventures.....................................................       16,723              16,666
Investment in RAIT Investment Trust.....................................................       23,406              20,909

Property and equipment:
   Oil and gas properties and equipment (successful efforts)............................      114,517             106,795
   Gas gathering and transmission facilities............................................       24,248              23,608
   Other................................................................................        7,498               7,310
                                                                                          -----------         -----------
                                                                                              146,263             137,713
Less - accumulated depreciation, depletion and amortization.............................      (37,166)            (34,739)
                                                                                          -----------         -----------
   Net property and equipment...........................................................      109,097             102,974
Goodwill................................................................................       31,414              31,420
Other assets............................................................................       36,649              37,154
                                                                                          -----------         -----------
                                                                                          $   480,435         $   471,764
                                                                                          ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt....................................................  $     8,560         $     8,560
   Accounts payable.....................................................................       28,214              23,564
   Accrued interest.....................................................................        3,894               1,721
   Accrued liabilities..................................................................        6,627               6,255
   Estimated income taxes...............................................................            -                 288
   Deferred revenue on drilling contracts...............................................       12,283              13,770
                                                                                          -----------         -----------
       Total current liabilities........................................................       59,578              54,158

Long-term debt:
   Senior...............................................................................       66,636              66,826
   Non-recourse.........................................................................       62,789              62,159
   Other................................................................................       12,627              12,586
                                                                                          -----------         -----------
       Total long-term debt.............................................................      142,052             141,571

Deferred revenue and other liabilities..................................................        1,529               1,578
Deferred income taxes...................................................................       19,072              18,682
Minority interest.......................................................................       20,129              20,316
Commitments and contingencies...........................................................            -                   -

Stockholders' equity:
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ......................            -                   -
   Common stock, $.01 par value: 49,000,000 authorized shares...........................          249                 249
   Additional paid-in capital...........................................................      223,709             223,712
   Less treasury stock, at cost.........................................................      (74,204)            (74,080)
   Less loan receivable from Employee Stock Ownership Plan ("ESOP").....................       (1,289)             (1,297)
   Accumulated other comprehensive income...............................................        2,130               1,657
   Retained earnings....................................................................       87,480              85,218
                                                                                          -----------         -----------
       Total stockholders' equity.......................................................      238,075             235,459
                                                                                          -----------         -----------
                                                                                          $   480,435         $   471,764
                                                                                          ===========         ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                                                   Three Months Ended
                                                                                                      December 31,
                                                                                             ------------------------------
                                                                                                2001                 2000
                                                                                             ----------         -----------
REVENUES
Energy....................................................................................   $   28,757         $    21,465
Real estate finance.......................................................................        3,684               3,837
Interest and other........................................................................        1,341               1,902
                                                                                             ----------         -----------
                                                                                                 33,782              27,204

COSTS AND EXPENSES
Energy....................................................................................       20,601              12,004
Real estate finance.......................................................................          523                 390
General and administrative................................................................        1,266               1,202
Depreciation, depletion and amortization..................................................        2,797               2,634
Interest..................................................................................        3,315               4,027
Provision for possible losses.............................................................          150                 506
Minority interest in Atlas Pipeline Partners, L.P.........................................          753               1,019
Equity in loss of unconsolidated affiliate................................................          132                 520
                                                                                             ----------         -----------
                                                                                                 29,537              22,302
                                                                                             ----------         -----------

Income before income taxes and extraordinary item............................................     4,245               4,902
Provision for income taxes................................................................        1,401               1,750
                                                                                             ----------         -----------
Income before extraordinary item..........................................................        2,844               3,152

Extraordinary item, net of taxes of $78...................................................            -                 158
                                                                                             ----------         -----------
Net income................................................................................   $    2,844         $     3,310
                                                                                             ==========         ===========

Net income per common share - basic:
   Before extraordinary item..............................................................   $      .16         $       .16
   Extraordinary item.....................................................................            -                 .01
                                                                                             ----------         -----------
Net income per common share - basic.......................................................   $      .16         $       .17
                                                                                             ==========         ===========
Weighted average common shares outstanding................................................       17,432              19,439
                                                                                             ==========         ===========

Net income per common share - diluted:
   Before extraordinary item..............................................................   $      .16         $       .16
   Extraordinary item.....................................................................            -                 .01
                                                                                             ----------         -----------
Net income per common share - diluted.....................................................   $      .16         $       .17
                                                                                             ==========         ===========
Weighted average common shares............................................................       17,749              19,821
                                                                                             ==========         ===========


           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (in thousands)


                                                                                                   Three Months Ended
                                                                                                      December 31,
                                                                                            -------------------------------
                                                                                                2001                 2000
                                                                                             -----------        ------------
Net income................................................................................   $     2,844        $     3,310

Other comprehensive income (loss):
   Unrealized income (loss) on investment, net of taxes of $206 and $80...................           400               (154)
   Unrealized income (loss) on natural gas futures contracts, net of taxes of $39 and $44.            73                (79)
                                                                                             -----------        ------------
                                                                                                     473               (233)
                                                                                             -----------        -----------

Comprehensive income......................................................................   $     3,317        $     3,077
                                                                                             ===========        ===========















           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 2001
                                   (Unaudited)
                        (in thousands, except share data)



                                                    Common stock         Additional          Treasury Stock            ESOP
                                             ---------------------------   Paid-In   ----------------------------- Stockholders'
                                                 Shares       Amount       Capital       Shares         Amount       Receivable
                                             --------------------------------------------------------------------------------------

Balance, October 1, 2001..................       24,940,037   $     249   $  223,712    (7,498,613)   $  (74,080)     $  (1,297)
Treasury shares issued....................                                       (91)        8,257           174
Issuance of common stock..................            9,763                       88
Purchase of treasury shares...............                                                 (34,700)         (298)
Other comprehensive income................
Cash dividends ($.033 per share)..........
Repayment of ESOP Loan....................                                                                                    8
Net income................................
                                             --------------------------------------------------------------------------------------
Balance, December 31, 2001................       24,949,800   $     249    $ 223,709    (7,525,056)   $  (74,204)     $  (1,289)
                                                 ==========   =========    =========    ===========   ===========     ==========



[RESTUBBED TABLE]


                                               Accumulated
                                                 Other                         Totals
                                              Comprehensive     Retained    Stockholders'
                                                  Income        Earnings        Equity
                                             ----------------------------------------------

Balance, October 1, 2001..................     $      1,657    $   85,218     $   235,459
Treasury shares issued....................                                             83
Issuance of common stock..................                                             88
Purchase of treasury shares...............                                           (298)
Other comprehensive income................              473                           473
Cash dividends ($.033 per share)..........                           (582)           (582)
Repayment of ESOP Loan....................                                              8
Net income................................                          2,844           2,844
                                             ----------------------------------------------
Balance, December 31, 2001................     $      2,130    $   87,480     $   238,075
                                               ============    ==========     ===========




           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                   Three Months Ended
                                                                                                      December 31,
                                                                                             -------------------------------
                                                                                                2001                 2000
                                                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................   $     2,844        $     3,310
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization...............................................         2,797              2,634
   Amortization of discount on senior notes and deferred finance costs....................           251                222
   Provision for possible losses..........................................................           150                506
   Minority interest in Atlas Pipeline Partners, L.P......................................           753              1,019
   Equity in loss of unconsolidated subsidiary............................................           132                520
   Non-cash compensation..................................................................            83                 95
   Deferred income taxes..................................................................           390                427
   Accretion of discount..................................................................        (1,201)            (1,669)
   Collection of interest.................................................................             -                628
   Extraordinary gain on debt extinguishment..............................................             -               (158)
   Loss on asset dispositions.............................................................            14                  1
   Property impairments and abandonments..................................................             -                  6
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable and other assets............................        (3,532)             1,392
   Increase in accounts payable and other liabilities.....................................         1,876              2,391
                                                                                             -----------        -----------
Net cash provided by operating activities.................................................         4,557             11,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................................................................        (3,957)            (1,919)
Principal payments on notes receivable....................................................           687              1,811
Proceeds from sale of assets..............................................................             5                  6
Increase in other assets..................................................................        (2,258)               (45)
Investments in real estate loans and ventures.............................................        (6,534)              (608)
Decrease in other liabilities.............................................................           (50)               (14)
                                                                                             -----------        -----------
Net cash used in investing activities.....................................................       (12,107)              (769)
                                                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings................................................................................        49,083             13,977
Principal payments on borrowings..........................................................       (48,768)           (20,471)
Dividends paid to minority interest of Atlas Pipeline Partners, L.P.......................          (973)              (803)
Dividends paid............................................................................          (582)              (609)
Repayment of ESOP loan....................................................................             8                  8
Treasury shares purchased.................................................................          (298)           (58,170)
Changes in other assets...................................................................           (62)                 3
Proceeds from issuance of stock...........................................................             -                332
                                                                                             -----------        -----------
Net cash used in financing activities.....................................................        (1,592)           (65,733)
                                                                                             -----------        -----------
Decrease in cash and cash equivalents.....................................................        (9,142)           (55,178)
Cash and cash equivalents at beginning of period..........................................        48,648            117,107
                                                                                             -----------        -----------
Cash and cash equivalents at end of period................................................   $    39,506        $    61,929
                                                                                             ===========        ===========





           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)


NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements of the Company and its wholly-owned subsidiaries as of December 31, 2001 and for the three month period ended December 31, 2001 and 2000 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three month period ended December 31, 2001 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2002.

         Certain reclassifications have been made to the consolidated financial statements for the three month period ended December 31, 2000 to conform with the three month period ended December 31, 2001.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other Assets

         Other assets consist of the following:

                                                                                          December 31,        September 30,
                                                                                              2001                 2001
                                                                                        ----------------    ---------------
                                                                                           (Unaudited)
                                                                                                   (in thousands)
Contracts acquired (including syndication network net of accumulated
   amortization of $5,037 and $4,716).................................................    $    16,531           $    16,851
Deferred financing costs..............................................................          1,728                 1,921
Investments (net of allowance for possible losses of $677)............................         11,033                10,743
Note and escrow received upon disposal of subsidiary
   (net of allowance for possible losses of $10,593 and $10,704)......................          6,830                 7,141
Other.................................................................................            527                   498
                                                                                          -----------           -----------
                                                                                          $    36,649           $    37,154
                                                                                          ===========           ===========

         Investments include $2.5 million at December 31, 2001 and $2.2 million at September 30, 2001, which are net advances and proportionate share of losses in Optiron, an energy technology company, in which the Company owns a 50% interest and accounts for using the equity method.

         On October 1, 2001, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. For the quarter ended December 31, 2001, goodwill amortization was $22,000 all of which was related to Atlas Pipeline Partners, L.P. ("Atlas Pipeline Partners") whose fiscal year ends December 31, 2001, at which time it will adopt SFAS 142.

         At December 31, 2001, accumulated amortization of goodwill, including Atlas Pipeline Partners, was $4.1 million.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001
                                   (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Other Assets - (Continued)

         Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit has been acquired in the business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the reporting units carrying value over its fair value. The Company is in the process of completing its assessment of goodwill impairment.

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

         The following table provides information about other financial instruments as of December 31, 2001:

                                                   Carrying         Estimated
                                                    Amount         Fair Value
                                                    ------         ----------
                                                         (in thousands)
Energy debt..................................   $    43,914       $    43,914
Real estate finance debt.....................        34,806            34,806
Senior debt..................................        66,636            65,856
Other debt...................................         5,256             5,256
                                                -----------       -----------
                                                $   150,612       $   149,832
                                                ===========       ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001
                                   (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Earnings Per Share

         The following table presents a reconciliation of the components used in the computation of net income per common share-basic and net income per common share-diluted for the three months ended December 31, 2001 and 2000:

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                       -------------------------------
                                                                                            2001              2000
                                                                                        -----------       -----------
                                                                                                 (in thousands)
Income before extraordinary item......................................................  $     2,844       $     3,152
Extraordinary gain on early extinguishment of debt....................................            -               158
                                                                                        -----------       -----------

Net income............................................................................  $     2,844       $     3,310
                                                                                        ===========       ===========

Basic average shares of common stock outstanding......................................       17,432            19,439
Dilutive effect of stock option and award plans.......................................          317               382
                                                                                        -----------       -----------

Dilutive average shares of common stockholders........................................       17,749            19,821
                                                                                        ===========       ===========


NOTE 3 - CASH FLOW STATEMENTS

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                      Three Months Ended
                                                         December 31,
                                               ------------------------------
                                                   2001              2000
                                               -----------         ----------
                                                       (in thousands)
Cash paid during the period for:
   Interest..................................  $       891       $     1,247
   Income taxes..............................  $     1,500       $     7,000


NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

         The Company primarily focuses its real estate activities on managing its existing real estate loan portfolio. These real estate loans generally were acquired at discounts from both their face value and the appraised value of the properties underlying the loans. Cash received by the Company for payment on each real estate loan is allocated between principal and interest. The Company also records as income the accretion of a portion of the difference between its cost basis in a real estate loan and the sum of projected cash flows therefrom. This accretion of discount amounted to $1.2 million and $1.7 million during the three months ended December 31, 2001 and 2000, respectively. As the Company sells senior lien interests or receives funds from refinancings of such loans by the borrower, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001
                                   (Unaudited)

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS - (Continued)

         At December 31, 2001, the Company held real estate loans having an aggregate face value of $624.3 million, which were being carried at an aggregate cost of $197.0 million, including cumulative accretion. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated.

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                       ------------------------------
                                                                                            2001              2000
                                                                                        ------------       ----------
                                                                                                 (in thousands)

Balance, beginning of period..........................................................  $   189,734       $   183,927
Additions to existing loans...........................................................        6,261               608
Provision for possible losses.........................................................         (150)             (150)
Accretion of discount (net of collection of interest).................................        1,201             1,669
Collections of principal..............................................................            -              (988)
                                                                                        -----------       -----------
Balance, end of period................................................................  $   197,046       $   185,066
                                                                                        ===========       ===========

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the three months ended December 31, 2001 and 2000:

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                         ----------------------------
                                                                                            2001              2000
                                                                                         ----------         ---------
                                                                                                 (in thousands)

Balance, beginning of period..........................................................   $     2,529      $     2,013
Provision for possible losses.........................................................           150              150
Write-down............................................................................             -              (84)
                                                                                         -----------      -----------
Balance, end of period................................................................   $     2,679      $     2,079
                                                                                         ===========      ===========


                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001
                                   (Unaudited)

NOTE 5 - DEBT

         Total debt consists of the following:

                                               December 31,     September 30,
                                                   2001             2001
                                               ------------    --------------
                                                      (in thousands)
Senior debt..................................   $    66,636      $    66,826
Non-recourse debt:
   Energy:
     Revolving and term bank loans...........        43,914           43,284
   Real estate finance:
     Revolving credit facilities.............        18,000           18,000
     Other...................................           875              875
                                                -----------      -----------
         Total non-recourse debt.............        62,789           62,159
Other debt...................................        21,187           21,146
                                                -----------      -----------
                                                    150,612          150,131
Less current maturities......................         8,560            8,560
                                                -----------      -----------

                                                $   142,052      $   141,571
                                                ===========      ===========


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

         For the three months ended December 31, 2001, no open positions were settled and the Company did not realize any gains or losses related to hedging. However, the Company did enter into 120 natural gas futures contracts in addition to the 17 contracts that were open at the beginning of the quarter. At December 31, 2001, the Company has 137 open contracts covering 383,600 dekatherms ("Dth") (net to the Company) which mature through September 2003 at a combined average settlement price of $3.26 per Dth. For the current fiscal year ending September 30, 2002, 62 of the 137 open contracts will mature covering 173,600 Dth (net to the Company) at a combined average settlement price of $3.09 per Dth.

         As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of production revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company's net unrealized gain related to all open NYMEX contracts was approximately $127,000 at December 31, 2001. The unrealized gain at December 31, 2001 has been recorded as an asset in the Company's December 31, 2001 Consolidated Financial Statements in Stockholders' Equity as a component of Other Comprehensive Income, net of taxes of $44,000. As of December 31, 2001, $24,000 of the net unrealized gains on derivative instruments included in accumulated other comprehensive income are expected to be reclassified to earnings during the remainder of the current fiscal year. The Company recognized no gains or losses during the three months ended December 31, 2001 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001
                                   (Unaudited)


NOTE 7 - OPERATING SEGMENT INFORMATION

         The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment operating income or loss amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.


                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                            2001             2000
                                                                                        -----------       -----------
                                                                                                (in thousands)
Revenues:
     Energy...........................................................................  $    28,984       $    21,465
     Real estate finance..............................................................        3,669             3,866
     Corporate........................................................................        1,192             1,896
                                                                                        -----------       -----------

                                                                                        $    33,845       $    27,227
                                                                                        ===========       ===========

Operating profit (loss):
     Energy...........................................................................  $     4,256       $     5,032
     Real estate finance..............................................................        1,663             1,627
     Corporate........................................................................       (1,674)           (1,757)
                                                                                        -----------       -----------

                                                                                        $     4,245       $     4,902
                                                                                        ===========       ===========


                                                                                        December 31,      September 30,
                                                                                            2001             2001
                                                                                       --------------   ---------------
                                                                                        (Unaudited)
                                                                                                (in thousands)
Identifiable assets:
     Energy...........................................................................  $   185,535       $   177,489
     Real estate finance..............................................................      214,842           207,682
     Corporate........................................................................       80,058            86,593
                                                                                        -----------       -----------

                                                                                        $   480,435       $   471,764
                                                                                        ===========       ===========


         Operating profit (loss) represents total revenues less costs attributable thereto, including interest expense, provision for possible losses, and, with respect to energy and real estate finance, general and administrative expenses, and less depreciation, depletion and amortization. The information presented does not eliminate intercompany transactions of $63,000 and $23,000 in the three months ended December 31, 2001 and 2000, respectively.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001
                                   (Unaudited)


NOTE 7 - OPERATING SEGMENT INFORMATION - (Continued)

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement which expires March 2009 to sell the majority of its existing and future production to First Energy Services Inc. (FES). Approximately 80% of the Company's current production was dedicated to the performance of this agreement for the three month period ending December 31, 2001. Payments from FES are guaranteed by its parent, First Energy Corporation, a publicly-traded company (NYSE:FE).

         The Company anticipates that it will negotiate mutually agreeable pricing terms for subsequent 12-month periods pursuant to the aforementioned agreement with FES. Management believes that the loss of any one customer would not have a material adverse effect as the Company's production could readily be absorbed by other purchasers.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         As a part of the consideration for the sale of our wholly-owned small ticket equipment leasing subsidiary, Fidelity Leasing Inc. ("Fidelity Leasing") in fiscal 2000, the Company received a non-interest bearing promissory note. Through December 31, 2001, the Company received $6.0 million of payments on the note. In addition, $10.0 million was placed in an escrow account until March 31, 2004 as security for certain indemnification obligations to the purchaser. Through December 31, 2001, $510,000 was paid out of the escrow to satisfy certain indemnification claims. The note and escrow account are included in the Company's consolidated financial statements as components of other assets. In May 2001, the purchaser made a $8.0 million claim against the escrow account. We disputed the claim in June 2001 as being without merit. The purchaser has not responded to our objection.

         In January 2002, the purchaser made additional indemnification claims in the amount of $10.0 million. The Company has or will also dispute these claims as being without merit.

         At December 31, 2001, the Company has a $10.6 million allowance recorded against the promissory note and escrow account. The Company reviews the allowance periodically and maintains such allowance at a level that is estimated by management to provide for possible losses against the promissory note and indemnification obligations.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001
                                   (Unaudited)

NOTE 9 - SUBSEQUENT EVENT

         On January 18, 2002, subsidiaries of the Company entered into an agreement to sell their 100% membership interest in Atlas Pipeline Partners GP, LLC to New Vulcan Coal Holdings, L.L.C. for $29.0 million in cash. Atlas Pipeline Partners GP, LLC is the general partner of Atlas Pipeline Partners.

         Concurrently, the Company, Atlas Pipeline Partners and Atlas Pipeline Partners GP, LLC entered into an agreement under which Atlas Pipeline Partners will acquire Triton Coal Company, LLC, owner and operator of two surface coal mines located in the southern Powder River Basin in Wyoming, from New Vulcan Coal Holdings and Vulcan Intermediary, L.L.C. in exchange for common, subordinated and deferred participation units of Atlas Pipeline Partners. In connection with the Triton transaction, the Company's 1.64 million subordinated units of Atlas Pipeline Partners will convert into 1.48 million common units, which will constitute 14.7% of Atlas Pipeline Partners' common units and 10.6% of the common and subordinated units in the aggregate.

         Additionally, Atlas Pipeline Partners' master gathering agreement will be modified such that the Company will be reimbursed for certain costs and collect certain fees as it would continue to have full control and responsibility to manage, maintain and extend Atlas Pipeline Partners' gas gathering system. The Company will continue to sell interests in drilling partnerships and, as in the past, when feasible, connect completed wells to Atlas Pipeline Partners' gas gathering system.

         The completion of the sale of Atlas Pipeline Partners GP, LLC will occur simultaneously with the closing of Atlas Pipeline Partners' acquisition of Triton Coal Company. The acquisition is contingent upon Atlas Pipeline Partners' unit-holder approval and refinancing of Triton's debt. Both agreements may be terminated if the transactions are not consummated by May 15, 2002, but is subject to an extension to June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

         When used in this Form 10-Q, The words "believes" "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption "Risk Factors", in our annual report on Form 10-K for fiscal 2001. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

         Factors that might cause such a difference include:

In Energy:
o    fluctuations in world-wide prices and demand for natural gas and oil;
o fluctuations in the level of natural gas and oil exploration and development activities;
o    fluctuations in the demand for contract drilling and well services;
o the existence of competitors, technological changes and other developments in the industry;
o the existence of operating risks inherent in contract drilling and well services; and
o general economic conditions and the existence of regulatory uncertainties in addition to the other matters discussed herein.

In Real Estate:
o    fluctuations in real property values;
o    fluctuations in interest rates;
o    changes in current environmental factors; and
o changes in national economic conditions or in conditions in the areas in which properties underlying our real estate loans are located.

         The following discussion provides information to assist in understanding our financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Overview of First Quarter of Fiscal 2002

         Our operating results and financial condition for the first quarter of fiscal 2002 reflect the continuing growth in importance to us of our energy operations, as shown in the following tables:

                   Revenues as a Percent of Total Revenues(1)

                                                                                                  Three Months Ended
                                                                                                      December 31,
                                                                                              --------------------------
                                                                                               2001                2000
                                                                                              -------             ------
Energy ...............................................................................          85%                 79%
Real estate finance...................................................................          11%                 14%


                     Assets as a Percent of Total Assets(2)

                                                                                          December 31,        September 30,
                                                                                              2001                 2001
                                                                                        ----------------    ---------------
Energy ...............................................................................         39%                  38%
Real estate finance...................................................................         45%                  44%

---------
(1) We attribute the balance (4% and 7% for the three months ended December 31, 2001 and 2000, respectively) to revenues derived from corporate assets not allocated to a specific industry segment, including cash and the common shares held in RAIT Investment Trust.
(2) We attribute the balance (16% and 18% at December 31, 2001 and September 30, 2001, respectively) to corporate assets not attributable to a specific industry segment, as referred to in (1) above.

Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit in our energy operations during the periods indicated:

                                                      Three Months Ended
                                                         December 31,
                                               -----------------------------
                                                   2001              2000
                                               -----------      ------------
                                                        (in thousands)

Revenues:
   Production................................  $     7,326      $      8,888
   Well drilling.............................       17,981             9,313
   Well services.............................        2,098             2,176
   Transportation............................        1,352             1,088
                                               -----------      ------------
                                               $    28,757      $     21,465
                                               ===========      ============

Costs and expenses:
   Production................................  $     1,388      $      1,613
   Exploration...............................          418               384
   Well drilling.............................       15,845             7,241
   Well services.............................        1,153               897
   Transportation............................          567               436
   Non-direct................................        1,230             1,433
                                               -----------      ------------
                                               $    20,601      $     12,004
                                               ===========      ============

                                                            Three Months Ended
                                                               December 31,
                                                          ---------------------
                                                            2001        2000
                                                          --------    --------

Revenues (in thousands):
   Gas(1)..............................................   $  6,413    $  7,471
   Oil.................................................   $    908    $  1,414
Production volumes:
   Gas (thousands of cubic feet (mcf)/day)(1)..........     20,577      17,211
   Oil (barrels (bbls)/day)............................        533         502
Average sales price:
   Gas (per mcf).......................................   $   3.39    $   4.72
   Oil (per bbl).......................................   $  18.53    $  30.61
Production costs:
   As a percent of sales...............................         19%         18%
   Per equivalent mcf..................................   $    .63    $    .87

----------
(1) Excludes sales of residual gas and sales to landowners.

         Our natural gas revenues were $6.4 million in the quarter ended December 31, 2001, a decrease of $1.1 million (14%) from $7.5 million in the first quarter of fiscal 2000 due to a 28% decrease in the average sales price of natural gas partially offset by a 20% increase in production volumes. Our oil revenues were $908,000 in the first quarter of fiscal 2002, a decrease of $506,000 (36%) from $1.4 million in the first quarter of fiscal 2001, due to a 39% decrease in the average sales price of oil partially offset by a 6% increase in production volumes. Gas volumes were favorably impacted by the additional volumes associated with wells drilled for partnerships sponsored by Atlas America.

         Our well drilling revenues and expenses in the first quarter ended December 31, 2001 represent the billings and costs associated with the drilling of wells for partnerships sponsored by Atlas America. The gross profit from drilling operations was $2.1 million in both the first quarter of fiscal 2002 and fiscal 2001. The decrease in our gross profit margin from 22% in the first quarter of fiscal 2001 to 12% in the first quarter of fiscal 2002 arose from the increase in the average cost per well and a change in the structure of our drilling contracts to a cost-plus basis from a turn key basis. Cost-plus contracts protect us in an inflationary environment while limiting our profit margin. Additionally, the prior year included the benefit of a downward adjustment to our previous estimates of certain costs in connection with a completed drilling program.

         Our well services revenues decreased $78,000 (4%) as a result of a decrease in gas marketing revenues of $446,000 due to reduced activities in this area. This decrease was partially offset by an increase in revenues associated with the operation of new wells drilled for partnerships.

         Our transportation revenues were $1.4 million in the quarter ended December 31, 2001, an increase of $264,000 (24%) from $1.1 million in the first quarter of fiscal 2001. This increase principally resulted from increased volumes associated with new partnership wells drilled and wells acquired after December 2000 that were connected to the gathering system of our majority-owned subsidiary, Atlas Pipeline Partners.

         Our production costs decreased $225,000 (14%) to $1.4 million in the first quarter ended December 31, 2001, as compared to $1.6 million in the first quarter ended December 31, 2000. This decrease is a result of efficiencies we realized through our consolidation of field operations subsequent to various acquisitions.

         Our exploration costs were $418,000 in the first quarter ended December 31, 2001, an increase of $34,000 (9%), as compared to $384,000 in the first quarter ended December 31, 2000. This increase was due to additional personnel and operating expenses resulting from our increased drilling activities.

         Our well services expenses increased as a result of an increase in the number of wells we operate. The increase in the number of wells resulted from new partnership wells drilled during fiscal 2001, as previously discussed.

         Our transportation expenses were $567,000 in the first quarter ended December 31, 2001, an increase of $131,000 (30%) from $436,000 in the first quarter of fiscal 2000. This increase is the result of higher compressor expenses and costs associated with two small pipelines acquired in fiscal 2001 by Atlas Pipeline Partners.

         Our non-direct expenses were $1.2 million in the quarter ended December 31, 2001, a decrease of $203,000 (14%) from $1.4 million in the quarter ended December 31, 2000. The decrease was due to the reallocation in the quarter ended December 31, 2001 of certain costs to our production, drilling, well services and well operations functions rather than to non-direct costs.

         Amortization of oil and gas property costs as a percentage of oil and gas revenues was 26% in the quarter ended December 31, 2001 compared to 17% in the quarter ended December 31, 2000. This percentage change is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                        Three Months Ended
                                                           December 31,
                                                ------------------------------
                                                     2001              2000
                                                ------------       -----------
                                                         (in thousands)
Revenues:
   Interest....................................  $     2,328       $     2,175
   Accreted discount...........................        1,201             1,669
   Net rental and fee income...................          155                (7)
                                                 -----------       ------------
                                                 $     3,684       $     3,837
                                                 ===========       ===========

Costs and expenses.............................  $       523       $       390
                                                 ===========       ===========

         Revenues from our real estate finance operations decreased $153,000 (4%), from $3.8 million in the three months ended December 31, 2000 to $3.7 million in the three months ended December 31, 2001. This change in results is primarily from the following:

         A decrease of $315,000 (8%) in interest income resulting from:

         o  The sale of three loans, two in June 2001 and one in July
            2001, which decreased interest income by $79,000 in the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.
         o The completion of accretion of discount on five loans which decreased interest income by $115,000 in the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.
         o A decrease of $121,000 resulting from a decrease in our rate of accretion.

         There was an increase of $162,000 in net rental and fee income, to $155,000 for the current fiscal period from a loss of $7,000 in the first quarter of fiscal 2000. The increase primarily resulted from an increase in the current fiscal period of $201,000 in rental income associated with one real estate venture, partially offset by a decrease in rental income received of $34,000 in another real estate venture.

         Costs and expenses of our real estate finance operations were $523,000 in the first quarter ended December 31, 2001, an increase of $133,000 (34%) from $390,000 in the first quarter ended December 31, 2000. The increase was primarily a result of an increase in staff. We recently hired a new president of our real estate subsidiary to manage our existing portfolio of restructured commercial loans and to direct the resolution of these mortgages and the disposition of the underlying properties.

Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $1.3 million for the quarter ended December 31, 2001, a decrease of $561,000 (29%) from $1.9 million for the quarter ended December 31, 2000. The decrease was primarily due to reduced interest income of $990,000 for the quarter ended December 2001 because we held greater average cash balances for the quarter ended December 2000 as a consequence of funds received from the sale of our leasing subsidiary near the end of fiscal 2000. This decrease was partially offset by an increase of $378,000 in dividend income from RAIT, due to additional shares we purchased after the quarter ending December 2000.

         Our general and administrative expenses increased $64,000 (5%) to $1.3 million in the quarter ended December 31, 2001, as compared to $1.2 million in the quarter ended December 31, 2000. This increase primarily resulted from normal increases in salaries and benefits including pension expense.

         Our interest expense was $3.3 million in the first quarter ended December 31, 2001, a decrease of $712,000 (18%) from $4.0 million in the quarter ended December 31, 2000. This decrease primarily resulted from our repurchase of $8.8 million of our 12% senior subordinated notes which reduced interest expense by $548,000 during the quarter ended December 31, 2001 as compared to the same quarter in the prior fiscal year. The remaining decrease is related to us carrying a lower average balance outstanding on our credit lines and benefiting from lower average interest rates for the quarter ended December 31, 2001.

         The minority interest in Atlas Pipeline Partners represents 48% of the net earnings of Atlas Pipeline Partners. The minority interest arose from the sale in February 2000 of our natural gas gathering operations to Atlas Pipeline Partners and Atlas Pipeline Partners' subsequent initial public offering. Because we own a 52% interest in Atlas Pipeline Partners, it is included in our consolidated financial statements and the ownership by the public is shown as a minority interest.

         Our equity in the loss of an unconsolidated affiliate represents our 50% interest in the net loss of Optiron Corporation, an energy technology company we formed in fiscal 2000.

         Our provision for possible losses decreased $356,000 (70%) to $150,000 in the quarter ended December 31, 2001 as compared to $506,000 in the quarter ended December 31, 2000. This decrease resulted from an allowance for possible losses against receivables in the prior year associated with the Chapter 11 bankruptcy filing in January 2001 of an energy customer.

         Our effective tax rate decreased to 33% in the quarter ended December 31, 2001 as compared to 36% in the quarter ended December 31, 2000 as a result of a decrease in state taxes and the benefit of tax credits related to our real estate investments in the quarter ended December 31, 2001.

Liquidity and Capital Resources

         General. Following the sale of our equipment leasing operations, our major sources of liquidity have been the proceeds of that sale, funds generated by operations, funds raised from investor partnerships relating to our energy operations and borrowings under our existing energy and real estate finance credit facilities. We have employed these funds principally in the expansion of our energy operations and repurchase of our senior notes and common stock. The following table sets forth our sources and uses of cash for the three months ended December 31, 2001 and 2000 as follows:
                                                       Three Months Ended
                                                          December 31,
                                                ------------------------------
                                                    2001              2000
                                                -----------        -----------
                                                        (in thousands)
Provided by operations........................  $     4,557       $    11,324
Used in investing activities..................      (12,107)             (769)
Used in financing activities..................       (1,592)          (65,733)
                                                -----------       -----------
                                                $    (9,142)      $   (55,178)
                                                ===========       ===========

         We had $39.5 million in cash and cash equivalents on hand at December 31, 2001, as compared to $48.6 million at September 30, 2001. Our ratio of earnings to fixed charges was 2.4 to 1.0 in the quarter ended December 31, 2001 as compared to 2.5 to 1.0 in the quarter ended December 31, 2000. We believe that our capital resources are adequate to meet our capital requirements for the next twelve months. However, future cash flows are subject to a number of variables. We can offer no assurance that funds generated by our production and operations and funds raised from investor partnerships and existing credit facilities will provide sufficient funds to maintain planned capital expenditures.

         During the three months ended December 31, 2001, we invested $3.2 million to fund our portion of drilling costs for wells in partnerships we sponsor. At December 31, 2001, we have a drilling backlog of approximately 77 wells.

         Operating activities. Cash provided by operating activities decreased $6.8 million (60%) to $4.6 million for the quarter ended December 31, 2001 as compared to $11.3 million for the quarter ended December 31, 2000. The decrease is primarily related to the following items.

o In energy, the timing related to the receipt of investor funds raised coupled with billings and payments of drilling work performed reduced operating cash flows by $12.6 million. This timing difference is expected to reverse early in our second fiscal quarter.

o For the quarter ended December 31, 2000, approximately $5.1 million was paid to relieve obligations related to the separation of two senior executives in accordance with the terms of their respective employment agreements and accrued costs related to the sale of our leasing subsidiary during the fiscal year ended September 30, 2000.

         Investing activities. Cash used in investing activities increased $11.3 million for the quarter ended December 31, 2001 to $12.1 million compared to $769,000 for the quarter ended December 31, 2000, principally as a result of the following:

o In energy, fixed asset purchases increased $2.0 million as a result of our increased drilling activities, in addition, advances to our unconsolidated energy technology subsidiary increased $262,000.

o In real estate, investments in real estate loans increased $5.9 million. We reacquired two participation loans at a cost of $2.9 million. The remaining increase of $3.0 million related to additions to existing loans.

o We also purchased 125,000 shares of RAIT Investment Trust for $1.9 million during the quarter ending December 31, 2001, a similar purchase did not occur in the quarter ended December 31, 2000.

o Payments on a note issued in conjunction with the sale of our leasing subsidiary in fiscal 2000 decreased $1.0 million due to anticipated reductions in the amounts due on the note.

         Financing activities. Cash used in finance activities decreased $64.1 million (98%) to $1.6 million in the quarter ended December 31, 2001 as compared to $65.7 million in the quarter ended December 31, 2000, principally as a result of the following:

o Cash used to repurchase our shares decreased $57.9 million following completion of our "Dutch Auction" tender offer in the December 2000 quarter.

o Corporate debt payments decreased $11.3 million, primarily due to a reduction in the amount of our senior notes that were repurchased during the quarter ended December 2001.

o Net borrowings on remaining debt decreased $5.1 million for the quarter ended December 31, 2001, compared to the quarter ended December 31, 2000, most of which was related to changes in real estate funding needs.

Critical Accounting Policies

         We follow certain significant accounting policies when preparing our consolidated financial statements. A complete summary of these policies is included in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K.

         Certain of the policies require management to make significant and subjective estimates which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding the fair value of our reporting units in assessing potential impairment of goodwill. In addition, we make estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

         In assessing impairment of goodwill, we use estimates and assumptions in estimating the fair value of reporting units. If under these estimates and assumptions, we determine that the fair value of a reporting unit has been reduced, the reduction directly realized as "impairs," goodwill. However, future results could differ from the estimates and assumptions we use. Events or circumstances which might lead to an indication of impairment of goodwill would include, but might not be limited to, prolonged decreases in expectations of long-term well servicing and/or drilling activity or rates brought about by prolonged decreases in natural gas or oil prices, changes in government regulation of the natural gas and oil industry or other events which could affect the level of activity of exploration and production companies.

         In assessing impairment of long-lived assets other than goodwill, where there has been a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable, we have estimated future undiscounted net cash flows from use of the asset based on actual historical results and expectations about future economic circumstances, including natural gas and oil prices and operating costs. Our estimate of future net cash flows from use of an asset could change if actual prices and costs differ due to industry conditions or other factors affecting our performance.

         We have in the past sold participations in real estate loans which were structured to meet the criteria for sale under generally accepted accounting principles. As such, these amounts were removed from our balance sheet. The amount of participations owed at December 31, 2001, which are not on our balance sheet amounted to $21.9 million. These participations mature through June 2005 and require annual payments of principal and interest of $2.5 million.

Recently Issued Financial Accounting Standards

         Recently the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations ("SFAS 143"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). SFAS 143 establishes requirements for the accounting for removal costs associated with asset retirements and SFAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged, and SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently assessing the impact of these standards on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         General. During the three months ended December 31, 2001, our investments in real estate loans did not undergo material change other than changes resulting from normally recurring debt service payments received. Our loans payable generally did not undergo material change other than changes resulting from normally recurring debt service payments.

         Energy. At December 31, 2001, the amount outstanding under a revolving loan attributable to our energy operations increased to $41.8 million at December 31, 2001 from $41.2 million at September 30, 2001. The weighted average interest rate for this facility decreased from 5.67% at September 30, 2001 to 5.34% at December 31, 2001 due to a decrease in market index rates used to calculate the facility's interest rates.

         We have a $10.0 million revolving credit facility to fund the expansion of Atlas Pipeline Partners' existing gathering systems and the acquisitions of other gas gathering systems. In the three months ended December 31, 2001, there were no draws under this facility. The balance outstanding as of December 31, 2001 is $2.1 million. At our option, the facility bears interest at either the lending institution's prime rate plus 50 basis points or the Euro Rate, which is defined as an average of specified London InterBank Offered Rates ("LIBOR") plus 150 to 200 basis points, depending upon Atlas' leverage ratio. At December 31, 2001, the weighted average interest rate was 4.01%.

         Commodity Price Risk. Our major market risk exposure in commodities is the pricing applicable to our gas and oil production. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to U.S. natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years. We periodically enter into financial hedging activities with respect to a portion of our projected gas production. We recognize gains and losses from the settlement of these hedges in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when we deliver the associated natural gas. We do not hold or issue derivative instruments for trading purposes. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for expected production volumes. This allows us to forecast future earnings within a predictable range.

         We set forth in the following table our natural gas hedge transactions in place as of December 31, 2001. The total fiscal 2002 hedged natural gas volumes represent approximately 6% of our fiscal 2001 total gas production. A 10% variation in the market price of natural gas from its levels at December 31, 2001 would not have a material impact on the our net assets, net earnings or cash flows as derived from commodity option contracts.

                                    Volumes                                            Weighted
                                  Natural Gas           Settlement Date                 Average               Unrealized
      Open contracts                 (Dth)               Quarter Ended                  Per Dth                  Gains
      --------------             -----------         ------------------------        ------------            -----------
            32                        89,600         June 30, 2002                   $      3.04             $    37,400
            30                        84,000         September 30, 2002                     3.15                  32,300
            16                        44,800         December 31, 2002                      3.26                  10,400
            21                        58,800         March 31, 2003                         3.49                  14,200
            20                        56,000         June 30, 2003                          3.36                  17,800
            18                        50,400         September 30, 2003                     3.42                  14,900
            --                   -----------                                                                 -----------
           137                       383,600                                         $      3.26             $   127,000
           ===                   ===========                                         ===========             ===========


         Real Estate Finance. The following information is based on the Company's loans that are not interest rate sensitive. During the three months ended December 31, 2001, our outstanding loans receivable (to our interest) increased $9.6 million (3%) to $301.9 million in the aggregate and the carried cost of our loans increased $7.3 million (5%) to $161.2 million in the aggregate. The principal balance of related senior lien interests decreased $3.5 million (2%) to $217.2 million in the aggregate. These changes were principally attributable to the repayment of two senior lien interests.

         The interest rate payable with respect to the senior lien interest underlying one loan in our portfolio that may be deemed to be interest rate sensitive remained unchanged due to our purchase of an interest rate swap which locked in the interest pay rate at 8.8%. Although the stated interest rate on the loan continues to fluctuate over LIBOR, the Company pays only the 8.8% locked-in rate. If the effective rate for a particular pay period is greater than the locked-in rate, the Company receives the benefit of this difference.

         The interest rate on our real estate revolving lines of credit, which is at the prime rate (as defined) for the outstanding $6.8 million line at Hudson United Bank, and the $18.0 million and $5.0 million lines of credit at Sovereign Bank, decreased during the period ended December 31, 2001 because there were three decreases in the defined prime rate. This rate was the "prime rate" as reported in The Wall Street Journal (4.75% at December 31, 2001).

         We also have a $10.0 million term loan agreement. Through October 31, 2001, the loan bore interest at 10.26% commencing November 1, 2001, the loan bears interest at the three month LIBOR rate plus 350 basis points adjusted annually. Principal and interest are payable monthly based on a five year amortization schedule maturing on October 31, 2006. At December 31, 2001, $9.3 million of the loan had been drawn with an interest rate of 5.6%.

         Due to the current interest rate environment, we have been negotiating with our senior lienholders to reduce the interest rates on our senior liens. Since October 1, 2001, we have negotiated interest rate reductions with three of our senior participants.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                  Exhibit No.       Description
                  -----------       ------------

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

                      2.1(a)      Amendment to Stock Purchase Agreement, dated May 17, 2000

                      3.1         Restated Certificate of Incorporation of Resource America (2)

                      3.2         Amended and Restated Bylaws of Resource America (2)

                     10.1         Employment Agreement between Edward E. Cohen and Resource America (3)

                     10.2         Separation Agreement and General Release between Scott F. Schaeffer and Resource America(4)

                     10.3         Separation Agreement and General Release between D. Gideon Cohen and Resource America(4)

                     10.4         Employment Agreement between Steven J. Kessler and Resource America (1)

                     10.5         Employment Agreement between Nancy J. McGurk and Resource America(1)

                     10.6         Employment Agreement between Jonathan Z. Cohen and Resource America(4)

                     10.7         Loan Agreement, dated as of September 28, 1999, among Atlas America, Inc., Resource
                                  Energy, Inc., Viking Resources Corporation, PNC Bank, National Association, as Issuing
                                  Bank and Agent, First Union National Bank, as Syndication Agent, and others(5)

                     10.7(a)      First Amendment to Loan Agreement, dated as of January 24, 2000(6)

                     10.8         Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties
                                  XXXII, Inc., Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource
                                  Properties 51, Inc., Resource Properties, Inc., Resource America and Jefferson Bank (now
                                  known as Hudson United Bank) (6)

                     10.9(a)      Modification of Revolving Credit Loan and Security Agreement dated March 30, 2000(6)

                     10.10        Revolving Credit Loan Agreement dated July 27, 1999 by and between Resource America, Inc.
                                  and Sovereign Bank(6)

                     10.11        Term Loan Agreement between Resource Properties, Inc. and Miller & Schroeder Investments
                                  Corporation(7)


(b)      Reports on Form 8-K

                  None

----------------

(1)      Filed previously as an exhibit to our Current Report on Form 8-K filed on May 18, 2000 and by this reference incorporated herein.
(2)      Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31,
         1999 and by this reference incorporated herein.
(3)      Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.
(4)      Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2000 and by this reference incorporated herein.
(5)      Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 1999 and by this reference incorporated herein.
(6)      Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2000.
(7)      Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31,
         2000 and by this reference incorporated herein.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RESOURCE AMERICA, INC.
                                            (Registrant)

Date: February 14, 2002                     By:      /s/ Steven J. Kessler
      -----------------                              ----------------------
                                                     STEVEN J. KESSLER
                                                     Senior Vice President and
                                                     Chief Financial Officer

Date: February 14, 2002                     By:      /s/ Nancy J. McGurk
      -----------------                              -------------------
                                                     NANCY J. McGURK
                                                     Vice President-Finance and
                                                     Chief Accounting Officer