Form 10-Q
period 2002-03-31
RESOURCE AMERICA INC
filed 2002-05-15
CIK 83402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


             1845 Walnut Street, Suite 1000, Philadelphia, PA 19103
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (215) 546-5005
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

               17,446,320 Shares                  May 3, 2002

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                      PAGE
                                                                                                                     -------

PART I.       FINANCIAL INFORMATION

   Item 1.      Financial Statements

                Consolidated Balance Sheets - March 31, 2002 (Unaudited)
                    and September 30, 2001....................................................................            3

                Consolidated Statements of Income (Unaudited)
                    Three Months and Six Months Ended March 31, 2002 and 2001.................................            4

                Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    Six Months Ended March 31, 2002...........................................................            5

                Consolidated Statements of Cash Flows (Unaudited)
                    Six Months Ended March 31, 2002 and 2001..................................................            6

                Notes to Consolidated Financial Statements (Unaudited) March 31, 2002.........................       7 - 15

   Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................................................      16 - 25

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk....................................      26 - 27


PART II.        OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K..............................................................           28

SIGNATURES....................................................................................................           29

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            March 31,       September 30,
                                                                                              2002               2001
                                                                                        ----------------    -------------
                                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents............................................................  $    31,130       $    48,648
   Accounts and notes receivable........................................................       10,989            18,197
   Prepaid expenses.....................................................................        2,498               762
                                                                                          -----------       -----------
       Total current assets.............................................................       44,617            67,607
Investments in real estate loans (less allowance for possible losses of $2,829 and $2,529)    176,124           189,734
Investments in real estate ventures.....................................................       18,294            16,666
Investment in RAIT Investment Trust.....................................................       28,934            20,909
Property and equipment:
   Oil and gas properties and equipment (successful efforts)............................      120,432           106,795
   Gas gathering and transmission facilities............................................       25,353            23,608
   Other................................................................................        7,838             7,310
                                                                                          -----------       -----------
                                                                                              153,623           137,713
Less - accumulated depreciation, depletion and amortization.............................      (39,120)          (34,739)
                                                                                          -----------       -----------
   Net property and equipment...........................................................      114,503           102,974

Goodwill ...............................................................................       31,413            31,420
Other assets ...........................................................................       37,414            37,154
                                                                                          -----------       -----------
       Total assets.....................................................................  $   451,299       $   466,464
                                                                                          ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt....................................................  $     1,760       $     8,560
   Accounts payable.....................................................................       14,959            18,264
   Accrued interest.....................................................................        1,661             1,721
   Accrued liabilities..................................................................        6,083             6,255
   Estimated income taxes...............................................................            -               288
   Deferred revenue on drilling contracts...............................................        2,336            13,770
                                                                                          -----------       -----------
       Total current liabilities........................................................       26,799            48,858
Long-term debt:
   Senior...............................................................................       65,636            66,826
   Non-recourse.........................................................................       51,897            62,159
   Other................................................................................       18,989            12,586
                                                                                          -----------       -----------
                                                                                              136,522           141,571

Deferred revenue and other liabilities..................................................        1,287             1,578
Deferred income taxes...................................................................       22,421            18,682
Minority interest in Atlas Pipeline Partners, L.P.......................................       19,928            20,316
Commitments and contingencies...........................................................            -                 -

Stockholders' equity:
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ......................            -                 -
   Common stock, $.01 par value: 49,000,000 authorized shares...........................          250               249
   Additional paid-in capital...........................................................      223,702           223,712
   Less treasury stock, at cost.........................................................      (73,993)          (74,080)
   Less loan receivable from Employee Stock Ownership Plan ("ESOP").....................       (1,249)           (1,297)
   Accumulated other comprehensive income...............................................        5,594             1,657
   Retained earnings....................................................................       90,038            85,218
                                                                                          -----------       -----------
       Total stockholders' equity.......................................................      244,342           235,459
                                                                                          -----------       -----------
       Total liabilities and stockholders' equity.......................................  $   451,299       $   466,464
                                                                                          ===========       ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months Ended              Six Months Ended
                                                                                March 31,                      March 31,
                                                                        -------------------------    ------------------------
                                                                           2002           2001           2002         2001
                                                                        ----------    -----------    -----------   ----------
                                                                                (in thousands, except per share data)
REVENUES
Energy.................................................................  $  26,670    $  28,972      $  55,427     $ 50,437
Real estate finance....................................................      5,620        4,454          9,304        8,291
Interest and other.....................................................      1,972        1,301          3,313        3,203
                                                                         ---------    ---------      ---------     --------
                                                                            34,262       34,727         68,044       61,931

COSTS AND EXPENSES
Energy.................................................................     20,260       17,889         40,861       29,893
Real estate finance....................................................        464          371            987          761
General and administrative.............................................      1,574        1,340          2,840        2,542
Depreciation, depletion and amortization...............................      2,583        2,581          5,380        5,215
Interest...............................................................      3,077        3,664          6,392        7,691
Provision for possible losses..........................................        650          150            800          656
Minority interest in Atlas Pipeline Partners, L.P......................        642        1,591          1,395        2,610
Equity in loss of unconsolidated subsidiary............................        269          440            401          960
                                                                         ---------    ---------      ---------     --------
                                                                            29,519       28,026         59,056       50,328
                                                                         ---------    ---------      ---------     --------

Income from operations before income taxes.............................      4,743        6,701          8,988       11,603
Provision for income taxes.............................................      1,565        2,311          2,966        4,061
                                                                         ---------    ---------      ---------     --------
Income from operations before extraordinary item.......................      3,178        4,390          6,022        7,542

Extraordinary item, net of taxes of ($19), $18, ($19) and $96..........        (40)          21            (40)         179
                                                                         ---------    ---------      ---------     --------
Net income.............................................................  $   3,138    $   4,411      $   5,982     $  7,721
                                                                         =========    =========      =========     ========

Net income per common share - basic:
   From operations.....................................................  $     .18    $     .25      $     .35     $    .41
   Extraordinary item..................................................          -            -              -          .01
                                                                         ---------    ---------      ---------     --------
Net income per common share - basic....................................  $     .18    $     .25      $     .35     $    .42
                                                                         =========    =========      =========     ========
Weighted average common shares outstanding.............................     17,444       17,429         17,438       18,445
                                                                         =========    =========      =========     ========

Net income per common share - diluted:
   From operations.....................................................  $     .18    $     .25      $     .34     $    .40
   Extraordinary item..................................................          -            -              -          .01
                                                                         ---------    ---------      ---------     --------
Net income per common share - diluted..................................  $     .18    $     .25      $     .34     $    .41
                                                                         =========    =========      =========     ========
Weighted average common shares.........................................     17,785       17,907         17,768       18,875
                                                                         =========    =========      =========     ========



           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)
                        (in thousands, except share data)


                                                    Common stock          Additional          Treasury Stock             ESOP
                                             ----------------------------   Paid-In    ----------------------------- Stockholders'
                                                 Shares        Amount       Capital       Shares         Amount       Receivable
                                             --------------------------------------------------------------------------------------

Balance, October 1, 2001..................     24,940,037     $     249    $  223,712    (7,498,613)   $  (74,080)     $  (1,297)
Treasury shares issued....................                                       (330)       30,069           631
Issuance of common stock..................         31,027             1           320
Purchase of shares for treasury...........                                                  (56,200)         (544)
Other comprehensive income................
Cash dividends ($.066 per share)..........
Repayment of ESOP loan....................                                                                                    48
Net income................................
                                             ------------   -----------  ------------  ------------  ------------      ---------
Balance, March 31, 2002...................     24,971,064     $     250    $  223,702    (7,524,744) $    (73,993)     $  (1,249)
                                             ============     =========    ==========  ============  ============      ==========


[RESTUB]

                                              Accumulated
                                                 Other                       Totals
                                              Comprehensive   Retained    Stockholders'
                                             Income (Loss)    Earnings       Equity
                                            --------------------------------------------

Balance, October 1, 2001..................     $   1,657      $ 85,218     $   235,459
Treasury shares issued....................                                         301
Issuance of common stock..................                                         321
Purchase of shares for treasury...........                                        (544)
Other comprehensive income................         3,937                         3,937
Cash dividends ($.066 per share)..........                      (1,162)         (1,162)
Repayment of ESOP loan....................                                          48
Net income................................                       5,982           5,982
                                             -----------       -------     -----------
Balance, March 31, 2002...................     $   5,594      $ 90,038     $   244,342
                                               =========      ========     ===========


           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six Months Ended March 31,
                                                                                             --------------------------------
                                                                                                2002                 2001
                                                                                             -----------        -------------
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................   $     5,982        $     7,721
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization...............................................         5,380              5,215
   Amortization of discount on senior debt and deferred finance costs.....................           504                466
   Provision for possible losses..........................................................           800                656
   Equity in loss of unconsolidated subsidiary............................................           401                960
   Minority interest in Atlas Pipeline Partners, L.P......................................         1,395              2,610
   Gain on asset dispositions.............................................................        (2,169)              (399)
   Property impairments and abandonments..................................................            12                 12
   Deferred income taxes..................................................................         3,904              1,307
   Accretion of discount..................................................................        (2,186)            (3,152)
   Collection of interest.................................................................         4,969              1,062
   Non-cash compensation..................................................................           303                139
   Extraordinary loss (gain) on debt extinguishment.......................................            40               (179)
Changes in operating assets and liabilities:
   Increase in accounts receivable and other assets.......................................        (4,518)            (3,244)
   Decrease in accounts payable and other liabilities.....................................       (12,846)            (6,287)
                                                                                             -----------        -----------
Net cash provided by operating activities ................................................         1,971              6,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................................................................       (11,780)            (6,817)
Asset acquisitions........................................................................             -             (6,500)
Principal payments on notes receivable and proceeds from sales of assets .................        20,824             22,396
Increase in other assets..................................................................        (3,519)            (9,535)
Investments in real estate loans and ventures.............................................        (9,121)           (23,398)
Decrease in other liabilities.............................................................           (98)               (33)
                                                                                             -----------        -----------
Net cash used in investing activities ....................................................        (3,694)           (23,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Non-recourse borrowings...................................................................        73,866             44,327
Principal payments on non-recourse borrowings.............................................       (85,933)           (57,982)
Dividends paid............................................................................        (1,162)            (1,192)
Dividends paid to minority interests of Atlas Pipeline Partners...........................        (1,913)              (803)
Treasury stock purchased..................................................................          (493)           (57,043)
Decrease in restricted cash...............................................................            33                 12
Repayment of ESOP loan....................................................................            48                 32
Increase in other assets..................................................................          (241)              (364)
Proceeds from issuance of stock...........................................................             -                390
                                                                                             -----------        -----------
Net cash used in financing activities.....................................................       (15,795)           (72,623)
                                                                                             -----------        -----------

Decrease in cash and cash equivalents.....................................................       (17,518)           (89,623)
Cash and cash equivalents at beginning of period..........................................        48,648            117,107
                                                                                             -----------        -----------
Cash and cash equivalents at end of period................................................   $    31,130        $    27,484
                                                                                             ===========        ===========





           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


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

         The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements.

         Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. Certain reclassifications have been made in the fiscal 2001 consolidated financial statements to conform to the fiscal 2002 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Other assets consist of the following:

                                                                                            March 31,        September 30,
                                                                                              2002               2001
                                                                                        ----------------    ---------------
                                                                                           (Unaudited)
                                                                                                   (in thousands)
Contracts acquired (including syndication network) (net of accumulated
   amortization of $5,621 and $4,716)...............................................      $    16,210         $    16,851
Deferred financing costs............................................................            1,635               1,921
Investments (net of allowance for possible losses of $677)..........................           11,295              10,743
Note and escrow received upon disposal of subsidiary
   (net of allowance for possible losses of $10,549 and $10,704)....................            6,382               7,141
Other...............................................................................            1,892                 498
                                                                                          -----------         -----------
                                                                                          $    37,414         $    37,154
                                                                                          ===========         ===========

         Investments include $3.1 million at March 31, 2002 and $2.2 million at September 30, 2001, which represent an investment in and net advances less the Company's proportionate share of losses in Optiron, an energy technology company, in which the Company owns a 50% interest and accounts for using the equity method.

         On October 1, 2001, the Company adopted Statement of Financial Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" issued by the Financial Standards Board ("FASB"), which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. During the first quarter of fiscal 2002, goodwill amortization was $22,000, all of which was related to Atlas Pipeline Partners, L.P. ("Atlas Pipeline Partners") whose fiscal year ended December 31, 2001, at which time it adopted SFAS 142. At March 31, 2002, accumulated amortization of goodwill, including Atlas Pipeline Partners, was $4.1 million.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002
                                   (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The adoption of this standard did not materially impact our financial position, results of operations or cash flows.

         For the three and six months ended March 31, 2001, the Company's goodwill amortization expense was approximately $443,000 and $746,000, respectively. Pro forma net income for the three months and six months ended March 31, 2001 would have been $4.7 million and $8.2 million, respectively excluding goodwill amortization, net of taxes using the Company's effective tax rate in fiscal 2001 of 35%. Pro forma basic income per share for the three months and six months ended March 31, 2001 would have been $.27 and $.44, respectively. Pro forma diluted income per share for the three months and six months ended March 31, 2001 would have been $.26 and $.43, respectively.

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

         The following table provides information for financial instruments as of March 31, 2002:

                                                                                          Carrying         Estimated
                                                                                           Amount         Fair Value
                                                                                        -----------       ----------
                                                                                                 (in thousands)
Energy debt..........................................................................   $    45,022       $    45,022
Real estate finance debt.............................................................        22,400            22,400
Senior debt..........................................................................        65,636            68,261
Other debt...........................................................................         5,224             5,224
                                                                                        -----------       -----------
                                                                                        $   138,282       $   140,907
                                                                                        ===========       ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002
                                   (Unaudited)


Earnings Per Share

         The following table presents a reconciliation of the components used in the comparison of net income per common share-basic and net income per common share-diluted for the periods indicated:

                                                                           Three Months Ended              Six Months Ended
                                                                                March 31,                      March 31,
                                                                        -------------------------     ------------------------
                                                                           2002           2001            2002         2001
                                                                        ----------    -----------     -----------   ----------
                                                                                           (in thousands)

Income from operations before extraordinary item.......................  $   3,178      $   4,390      $   6,022     $  7,542
Extraordinary item, net of tax.........................................        (40)            21            (40)         179
                                                                         ----------     ---------      ----------    --------

     Net income........................................................  $   3,138      $   4,411      $   5,982     $  7,721
                                                                         =========      =========      =========     ========

Basic average shares of common stock outstanding.......................     17,444         17,429         17,438       18,445
Dilutive effect of stock option and award plans........................        341            478            330          430
                                                                         ---------      ---------      ---------     --------
Dilutive average shares of common stock................................     17,785         17,907         17,768       18,875
                                                                         =========      =========      =========     ========


Comprehensive Income (Loss)

The following table presents comprehensive income (loss) for the periods indicated:

                                                                           Three Months Ended              Six Months Ended
                                                                                March 31,                      March 31,
                                                                        -------------------------     ------------------------
                                                                           2002           2001            2002         2001
                                                                        ----------    -----------     -----------   ----------
                                                                                           (in thousands)

Net income.............................................................  $   3,138      $   4,411      $   5,982     $  7,721

Other comprehensive income (loss):
   Unrealized gain on investment, net of taxes of $1,797, $492,
     $1,994 and $412...................................................      3,648            949          4,048          795
   Unrealized loss on natural gas futures contracts, net of tax benefits
     of $91 and $55....................................................       (184)             -           (111)           -
                                                                         ---------      ---------      ---------     --------
                                                                             3,464            949          3,937          795
                                                                         ---------      ---------      ---------     --------

Comprehensive income...................................................  $   6,602      $   5,360      $   9,919     $  8,516
                                                                         =========      =========      =========     ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002
                                   (Unaudited)


Recently Issued Financial Accounting Standards

         Recently FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 establishes requirements for the accounting for removal costs associated with asset retirements and SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently assessing the impact of these standards on our consolidated financial statements.


NOTE 3 - CASH FLOW STATEMENTS

         Supplemental disclosure of cash flow information:
                                                                                                Six Months Ended
                                                                                        -----------------------------
                                                                                                    March 31,
                                                                                        -----------------------------
                                                                                            2002              2001
                                                                                        -----------       -----------
                                                                                                (in thousands)
Cash paid during the period for:
   Interest...........................................................................  $     5,948       $     7,168
   Income taxes.......................................................................  $     1,499       $     9,100



                                                                                                Six Months Ended
                                                                                        -----------------------------
                                                                                                    March 31,
                                                                                        -----------------------------
                                                                                            2002              2001
                                                                                        -----------       -----------
                                                                                                (in thousands)
Non-cash activities include the following:
   Cancellation of shares issued in contingency settlement............................  $         -       $     1,305
   Shares issued in contingency settlement............................................  $         -       $    (2,089)
   Atlas Pipeline units issued in exchange for gas gathering and
     transmission facility............................................................  $         -       $    (2,250)

Detail of asset acquisitions:
   Fair value of assets acquired......................................................  $         -       $     9,180
   Atlas Pipeline units issued in exchange for gas gathering and
     transmission facility............................................................            -            (2,250)
   Liabilities assumed................................................................            -              (430)
                                                                                        -----------       -----------
     Net cash paid....................................................................  $         -       $     6,500
                                                                                        ===========       ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002
                                   (Unaudited)


NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS

         The Company has primarily focused its real estate activities on managing and enhancing the value of its existing real estate loan portfolio. These real estate loans generally were acquired at discounts from both their face value and the appraised value of the properties underlying the loans. The Company records as income the accretion of a portion of the difference between its cost basis in a real estate loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each real estate loan is allocated between principal and interest. This accretion of discount amounted to $1.0 million and $1.5 million during the three months ended March 31, 2002 and 2001, respectively, and $2.2 million and $3.2 million during the six months ended March 31, 2002 and 2001, respectively. As the Company sells senior lien interests or receives funds from refinancings of such loans, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At March 31, 2002, the Company held real estate loans having an aggregate face value of $605.2 million, which were being carried at an aggregate cost of $176.1 million, including cumulative accretion and net of an allowance for possible losses. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated:

                                                                         Three Months Ended             Six Months Ended
                                                                              March 31,                    March 31,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                           (in thousands)

Balance, beginning of period......................................   $   197,046    $   185,066    $   189,734  $     183,927
Additions to existing loans.......................................         1,087         22,790          7,348         23,398
Provision for possible losses.....................................          (650)          (150)          (800)          (300)
Accretion of discount (net of collection of interest).............           985          1,483          2,186          3,152
Collection of principal...........................................             -              -              -           (988)
Cost of loans resolved............................................       (22,344)       (19,854)       (22,344)       (19,854)
                                                                     -----------    -----------    -----------  -------------
Balance, end of period............................................   $   176,124    $   189,335    $   176,124  $     189,335
                                                                     ===========    ===========    ===========  =============

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the periods indicated:

                                                                         Three Months Ended             Six Months Ended
                                                                              March 31,                    March 31,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                           (in thousands)
Balance, beginning of period......................................   $     2,679    $     2,079    $     2,529  $       2,013
Provision for possible losses.....................................           650            150            800            300
Write-down........................................................          (500)             -           (500)           (84)
                                                                     ------------   -----------    ------------ -------------
Balance, end of period............................................   $     2,829    $     2,229    $     2,829  $       2,229
                                                                     ===========    ===========    ===========  =============

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002
                                   (Unaudited)


NOTE 5 - DEBT

         Total debt consists of the following:

                                                                                          March 31,       September 30,
                                                                                            2002              2001
                                                                                      --------------    ----------------
                                                                                                (in thousands)
Senior debt.....................................................................       $     65,636       $      66,826
Non-recourse debt:
   Energy:
     Revolving and term bank loans..............................................             45,022              43,284
   Real estate finance:
     Revolving credit facilities................................................              6,000              18,000
     Other......................................................................                875                 875
                                                                                       ------------       -------------
     Total non-recourse debt....................................................             51,897              62,159
Other debt......................................................................             20,749              21,146
                                                                                       ------------       -------------
                                                                                            138,282             150,131
Less current maturities.........................................................              1,760               8,560
                                                                                       ------------       -------------

                                                                                      $     136,522       $     141,571
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

         The Company entered into 62 and 182 natural gas futures contracts, during the three and six months ended March 31, 2002, respectively, in addition to the 17 contracts that were open at the beginning of the fiscal year.

         For the three and six months ended March 31, 2002, the Company settled seventeen contracts at a loss of $25,000 (net to the Company). These contracts covered a portion of natural gas production for the upcoming fiscal quarter and these losses will appear as a component of production revenues at that time. At March 31, 2002, the Company had 182 open contracts covering 509,600 dekatherms ("Dth") (net to the Company) which mature through September 2003 at a combined average settlement price of $3.23 per Dth. For the current fiscal year ending September 30, 2002, 62 of the 182 open contracts will mature covering 173,600 Dth (net to the Company) at a combined average settlement price of $3.08 per Dth.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002
                                   (Unaudited)


NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - (Continued)

         As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of production revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company's net unrealized loss related to all open NYMEX contracts was approximately $152,000 at March 31, 2002. The unrealized loss at March 31, 2002 has been recorded as a liability in the Company's March 31, 2002 Consolidated Financial Statements and in Stockholders' Equity as a component of Other Comprehensive Income, net of taxes of $55,000. As of March 31, 2002, $44,000 of the net unrealized losses on derivative instruments included in accumulated other comprehensive income are expected to be recognized in revenues during the remainder of the current fiscal year. The Company assesses the effectiveness of its hedges based on changes in the derivatives' intrinsic value. The Company recognized no gains or losses during the three months or six months ended March 31, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument. The Company does not hold derivative instruments for trading purposes.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

         As a part of the consideration for the sale of our wholly-owned small ticket equipment leasing subsidiary, Fidelity Leasing Inc. ("Fidelity Leasing") in fiscal 2000, the Company received a non-interest bearing promissory note. Through March 31, 2002, the Company received $6.2 million of payments on the note. In addition, $10.0 million of the sales proceeds was placed in an escrow account until March 31, 2004 as security for certain indemnification obligations to the purchaser. Through March 31, 2002, $510,000 was paid out of the escrow to satisfy indemnification claims. The note and escrow account are included in the Company's consolidated financial statements as components of other assets. In May 2001, the purchaser made an $8.0 million claim against the escrow account. The Company disputed the claim. The purchaser has not responded to our objection. Through March 31, 2002, the purchaser made additional indemnification claims in the amount of $10.3 million which the Company has disputed. At March 31, 2002, the Company has a $10.5 million allowance recorded against the promissory note and escrow account. The Company reviews the allowance periodically and adjusts the allowance, as required, to a level that is estimated by management to provide for possible losses against the promissory note and indemnification obligations.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002
                                   (Unaudited)


NOTE 8 - PENDING SALE OF SUBSIDIARY

         On January 18, 2002, subsidiaries of the Company entered into an agreement to sell their 100% membership interest in Atlas Pipeline Partners GP, LLC to New Vulcan Coal Holdings, L.L.C. for $29.0 million in cash. Atlas Pipeline Partners GP, LLC is the general partner of Atlas Pipeline Partners.

         Concurrently, the Company, Atlas Pipeline Partners and Atlas Pipeline Partners GP, LLC entered into an agreement under which Atlas Pipeline Partners will acquire Triton Coal Company, LLC, owner and operator of two surface coal mines located in the southern Powder River Basin in Wyoming, from New Vulcan Coal Holdings and Vulcan Intermediary, L.L.C. in exchange for common, subordinated and deferred participation units of Atlas Pipeline Partners. In connection with the Triton transaction, the Company's 1.64 million subordinated units of Atlas Pipeline Partners will convert into 1.48 million common units, which will constitute 14.7% of Atlas Pipeline Partners' common units and 10.5% of the common and subordinated units in the aggregate.

         Additionally, Atlas Pipeline Partners' master gas gathering agreement will be modified such that the Company will be reimbursed for certain costs and collect fees as it would continue to have full control and responsibility to manage, maintain and extend Atlas Pipeline Partners' gas gathering system. The agreement will require the Company to drill and connect not more than 500 wells to the gas gathering system by March 15, 2005, or be subject to specified financial penalties. The Company will continue to sell interests in drilling partnerships and, as in the past, when feasible, connect completed wells to Atlas Pipeline Partners' gas gathering system.

         The completion of the sale of Atlas Pipeline Partners GP, LLC will occur simultaneously with the closing of Atlas Pipeline Partners' acquisition of Triton Coal Company. The acquisition is contingent upon Atlas Pipeline Partners' unit-holder approval and refinancing of Triton's debt. Both agreements may be terminated if the transactions are not consummated by May 15, 2002, but are subject to an extension to June 30, 2002, if specific conditions are met. At the time of this filing, both the Company and New Vulcan intend to extend these termination dates through July 30, 2002.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2002
                                   (Unaudited)


NOTE 9 - OPERATING SEGMENT INFORMATION

         The Company operates in two principal industry segments - energy and real estate finance. Segment data for the periods indicated are as follows:

                                                                         Three Months Ended             Six Months Ended
                                                                              March 31,                    March 31,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                           (in thousands)
Revenues:
   Energy.........................................................   $    27,478    $    28,972    $    56,462  $      50,437
   Real estate finance............................................         5,683          4,477          9,352          8,343
   Corporate......................................................         1,154          1,305          2,346          3,201
                                                                     -----------    -----------    -----------  -------------

                                                                     $    34,315    $    34,754    $    68,160  $      61,981
                                                                     ===========    ===========    ===========  =============


Operating Profit (Loss):
   Energy.........................................................   $     3,278    $     6,825    $     7,534  $      11,557
   Real estate finance............................................         2,040          2,284          3,703          3,911
   Corporate......................................................          (575)        (2,408)        (2,249)        (3,865)
                                                                     ------------   -----------    ------------ --------------

                                                                     $     4,743    $     6,701    $     8,988  $      11,603
                                                                     ===========    ===========    ===========  =============


                                                                                          March 31,     September 30,
                                                                                            2002             2001
                                                                                        -----------     ---------------
                                                                                        (Unaudited)
                                                                                              (in thousands)
Identifiable Assets:
   Energy.............................................................................  $   178,811       $   172,189
   Real estate finance................................................................      195,728           207,682
   Corporate..........................................................................       76,760            86,593
                                                                                        -----------       -----------

                                                                                        $   451,299       $   466,464
                                                                                        ===========       ===========

         Operating profit (loss) represents total revenues less costs attributable thereto, including interest expense, provision for possible losses, and, with respect to energy and real estate finance, general and administrative expenses, and less depreciation, depletion and amortization. The information presented does not eliminate intercompany transactions of $53,000 and $27,000 in the three months ended March 31, 2002 and 2001, respectively, and $116,000 and $50,000 in the six months ended March 31, 2002 and 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited)

         When used in this Form 10-Q, The words "believes" "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties more particularly described in Item 1, under the caption "Risk Factors", in our annual report on Form 10-K for fiscal 2001. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.


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

         In Real Estate Finance:
             o fluctuations in real property values;
             o fluctuations in interest rates;
             o changes in current environmental factors; and
             o changes in national economic conditions or in conditions in the areas in which properties underlying our real estate loans are located.

         The following information is provided to assist in understanding our financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Overview of Second Quarter of Fiscal 2002

         Our operating results and financial condition for the second quarter of fiscal 2002 reflect the continuing growth in importance to us of our energy operations, as shown in the following tables:


                   Revenues as a Percent of Total Revenues(1)

                                                                         Three Months Ended             Six Months Ended
                                                                              March 31,                    March 31,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
Energy ...........................................................        78%            83%            81%           81%
Real estate finance...............................................        16%            13%            14%           13%


                     Assets as a Percent of Total Assets(2)

                                                                                            March 31,          September 30,
                                                                                              2002                 2001
                                                                                        ----------------    ---------------
Energy ...............................................................................          40%                 37%
Real estate finance...................................................................          43%                 45%

--------------------
(1) The balance (6% and 4%, and 5% and 6%, for the three and six months ended March 31, 2002 and 2001, respectively) is attributable to revenues derived from corporate assets not allocated to a specific industry segment, including cash and the common shares held in RAIT Investment Trust.
(2) The balance (17% and 18% at March 31, 2002 and September 30, 2001, respectively) is attributable to corporate assets not attributable to a specific industry segment, as referred to in (1).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production costs per equivalent unit in our energy operations during the periods indicated:

                                                                         Three Months Ended             Six Months Ended
                                                                              March 31,                    March 31,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                      (in thousands, except
                                                                               sales price and production cost data)
Revenues:
    Production....................................................   $     6,570    $    10,490    $    13,896  $    19,378
    Well drilling.................................................        16,758         14,171         34,739       23,484
    Well services.................................................         2,020          2,637          4,118        4,813
    Transportation................................................         1,322          1,674          2,674        2,762
                                                                     -----------    -----------    -----------  -----------
                                                                     $    26,670    $    28,972    $    55,427  $    50,437
                                                                     ===========    ===========    ===========  ===========
Costs and expenses:
    Production....................................................   $     1,676    $     1,601    $     3,300  $     3,214
    Exploration...................................................           238            175            656          559
    Well drilling.................................................        14,963         11,687         30,808       18,928
    Well services.................................................           991          1,077          1,908        1,974
    Transportation................................................           491            392          1,058          828
    Non-direct....................................................         1,901          2,957          3,131        4,390
                                                                     -----------    -----------    -----------  -----------
                                                                     $    20,260    $    17,889    $    40,861  $    29,893
                                                                     ===========    ===========    ===========  ===========

Production revenues(1):
    Gas...........................................................   $     5,947    $     9,414    $    12,360  $    16,885
    Oil...........................................................   $       605    $       984    $     1,513  $     2,399

Production volumes:
    Gas (thousands of cubic feet ("mcf")/day) (1).................        18,771         17,100         19,684       17,156
    Oil (barrels (`bbls")/day)....................................           388            443            461          473

Average sales prices:
    Gas (per mcf).................................................   $      3.52    $      6.12    $      3.45  $      5.41
    Oil (per bbl).................................................   $     17.32    $     24.70    $     18.03  $     27.87

Average production costs:
    (per mcf equivalent unit).....................................   $       .88    $       .90    $       .81  $       .88

-----------------
(1)  Excludes sales of residual gas and sales to landowners.

         Our natural gas revenues were $5.9 million and $12.4 million in the three month and six month periods ended March 31, 2002, a decrease of $3.5 million (37%) and $4.5 million (27%) from $9.4 million and $16.9 million in the three month and six month periods ended March 31, 2001. The decreases were due to decreases in the average sales price of natural gas of 42% and 36% for the three month and six month periods ended March 31, 2002, respectively, which were partially offset by increases in the volume of natural gas we produced of 10% and 15% in the three month and six month periods ended March 31, 2002, respectively. The $3.5 million decrease in gas revenues in the three months ended March 31, 2002 as compared to the prior period consisted of a $4.0 million decrease attributable to prices decreases, partially offset by a $529,000 increase attributable to volume increases. The $4.5 million decrease in gas revenues in the six months ended March 31, 2002 as compared to the prior period consisted of a $6.1 million decrease attributable to price decreases, partially offset by a $1.6 million increase attributable to volume increases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Results of Operations: Energy (Continued)

         Our oil revenues were $605,000 and $1.5 million in the three month and six month periods ended March 31, 2002, a decrease of $379,000 (39%) and $886,000 (37%) from $984,000 and $2.4 million in the three month and six month periods ended March 31, 2001, primarily due to decreases in the average sales price of oil of 30% and 35%, for the respective periods. Oil production volume decreased 12% during the three months and 3% during the six month ended March 31, 2002 and 2001, respectively. The $379,000 decrease in oil revenues in the three months ended March 31, 2002 as compared to the prior period consisted of $294,000 attributable to price decreases $85,000, attributable to volume decreases. The $886,000 decrease in oil revenues for the six months ended March 31, 2002 as compared to the prior period consisted of $847,500 attributable to prices decreases and $38,500 attributable to volume decreases.

         Our well drilling revenues and expenses represent the billings and costs associated with the drilling of wells for partnerships sponsored by Atlas America. The gross profit from drilling operations was $1.8 million and $3.9 million in the three months and six months ended March 31, 2002, respectively, a decrease of $689,000 and $625,000 from $2.5 million and $4.6 million in the three months and six months ended March 31, 2001. The decrease in our gross profit margin from 18% and 19% in the three months and six months ended March 31, 2001 to 11% in both the three months and six months ended March 31, 2002 arose from an increase in the average cost per well and a change in the structure of our drilling contracts to a cost-plus basis from a turnkey basis. Cost-plus contracts protect us in an inflationary environment while limiting our profit margin. Additionally, the first quarter of the prior fiscal year included the benefit of a downward adjustment to our previous estimates of certain costs in connection with a completed drilling program.

         Our well services revenues decreased $617,000 and $695,000 in the three months and six months ended March 31, 2002, respectively. This decrease was primarily a result of a decrease in gas marketing activities of $494,000 and $939,000 in the three months and six months ended March 31, 2002, respectively. In the six months ended March 31, 2002, these decreases were partially offset by increases in well operating revenues due to an increase in the number of wells we operate as a result of new partnership wells drilled during fiscal 2002 and 2001.

         Our transportation revenues, which are derived from our natural gas transportation agreements with partnerships we sponsor, decreased 21% in the three months and 3% in the six months ended March 31, 2002 as compared to the prior period. These decreases are a result of a decrease in prices received for natural gas transported by our pipelines, as some of our transportation contracts are based on the price of the gas transported.

         Our transportation expenses increased 25% and 28% in the three months and six months ended March 31, 2002, respectively, as compared to the prior period. These increases resulted from higher compressor expenses and costs associated with two small pipelines acquired in fiscal 2001 by Atlas Pipeline Partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Results of Operations: Energy (Continued)

          Non-direct expenses were $1.9 million and $3.1 million in the three month and six month periods ended March 31, 2002, a decrease of $1.1 million (36%) and $1.3 million (29%). These expenses include, among other things, non-direct salaries and benefits, the costs of running the energy corporate office and outside services. These decreases were due to the reallocation of certain costs to our production, drilling, well services and well operations functions rather than to non-direct costs.

         Amortization of oil and gas properties as a percentage of oil and gas revenues was 26% in the three months and six months ended March 31, 2002 compared to 15% and 16% for the three month and six month periods ended March 31, 2001. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas.


Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                         Three Months Ended             Six Months Ended
                                                                              March 31,                    March 31,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                          (in thousands)
   Revenues:
     Interest.....................................................   $     2,677    $     2,504    $     5,005  $     4,679
     Accreted discount............................................           985          1,483          2,186        3,152
     Gains on resolutions of loans and loan payments in
       excess of the carrying value of loans......................         1,641            395          1,641          395
     Net rental and fee income....................................           317             72            472           65
                                                                     -----------    -----------    -----------  -----------
                                                                     $     5,620    $     4,454    $     9,304  $     8,291
                                                                     ===========    ===========    ===========  ===========

   Cost and expenses..............................................   $       464    $       371    $       987  $       761
                                                                     ===========    ===========    ===========  ===========

         Revenues from our real estate finance operations increased $1.1 million (26%) from $4.5 million in the three months ended March 31, 2001 to $5.6 million in three months ended March 31, 2002. Revenues increased $1.0 million (12%) from $8.3 million in the six months ended March 31, 2001 to $9.3 million in the six months ended March 31, 2002. We attribute these increases to the following:

         o An increase of $1.2 million in gains on resolutions of loans and loan payments in excess of carrying value resulting from the repayment of one loan, having a book value of $22.3 million, for $24.0 million on which we recognized a gain of $1.6 million as compared to the resolution of two loans having book values of $20.0 million, for $20.4 million, recognizing a gain of $395,000 in the six months ended March 31, 2001.

         o A decrease in interest income of $325,000 (8%) and $640,000 (8%) in the three months and six months ended March 31, 2002, respectively, primarily resulting from the following:

           - The sale of six loans, one in March 2001, two in June 2001, one in July 2001, one in September 2001 and one in January 2002, which decreased interest income by $818,000 and $2.0 million, in the three and six months ended March 31, 2002, respectively as compared to the three and six months ended March 31, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Results of Operations: Real Estate Finance  (Continued)

           - The completion of accretion of discount on six loans which decreased interest income by $217,000 and $328,000 in the three and six months ended March 31, 2002, respectively, as compared to the three and six months ended March 31, 2001, respectively.

           - These decreases were partially offset by an increase in our rate of accretion, resulting in an increase in interest income of $710,000 and $1.7 million in the three and six months ended March 31, 2002, respectively.

         o An increase in net rental and fee income of $245,000 and $407,000 in the three months and six months ended March 31, 2002, respectively, as compared to the three months and six months ended March 31, 2001, respectively, to $317,000 and $472,000 from $72,000 and $65,000, respectively. These increases resulted primarily from an increase in our equity earnings in one real estate joint venture.

         Gains on resolutions of loans and loan payments in excess of the carrying value of loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

         Costs and expenses of our real estate finance operations were $464,000 and $987,000 in the three months and six months ended March 31, 2002, an increase of $93,000 (25%) and $226,000 (30%) from $371,000 and $761,000 in the same periods of the prior fiscal year. The increase was primarily a result of an increase in wages and benefits, including the addition of a new president in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate joint ventures and to direct the resolution of these mortgages and the disposition of the underlying properties.

Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $2.0 million and $3.3 million in the three months and six months ended March 31, 2002, an increase of $671,000 (52%) and $110,000 (3%) as compared to $1.3 million and $3.2 million during the three months and six months ended March 31, 2001. The increases in the three months and six months ended March 31, 2002 as compared to the three months and six months ended March 31, 2001 were primarily a result of increases in gains on sales of property and equipment, most of which occurred during the three months ended March 31, 2002 and increases in dividend income resulting primarily from our additional share ownership in RAIT Investment Trust. Offsetting these increases were a decrease in interest income, primarily related to interest earned in the prior year on remaining proceeds from the sale of our small-ticket leasing subsidiary at the end of fiscal 2000.

         Our general and administrative expenses increased $234,000 (17%) to $1.6 million and $298,000 (12%) to $2.8 million in the three months and six months ended March 31, 2002, from $1.3 million and $2.5 million in the three and six month periods ended March 31, 2001. These increases primarily resulted from normal increases in salaries and benefits including pension expense, increases in our rent expense and donations, partially offset by decreases in our costs for legal and professional services.

         Our interest expense was $3.1 million and $6.4 million in the three months and six month periods ended March 31, 2002, a decrease of $587,000 (16%) and $1.3 million (17%) from $3.7 million and $7.7 million for the three month and six month periods ended March 31, 2001. These decreases primarily resulted from our purchase of $7.8 million of our 12% senior subordinated notes, which reduced interest by $157,000 and $705,000 for the three month and six month periods ended March 31, 2002, respectively. In addition, a reduction in borrowings and lower rates received by our real estate finance division decreased interest by $311,000 and $469,000 in the three month and six month periods ended March 31, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Results of Operations: Other Revenues, Costs and Expenses -  (Continued)

         The minority interest in Atlas Pipeline represents approximately 47% of the net earnings of Atlas Pipeline. Because we own more than 50% of Atlas Pipeline, it is included in our consolidated financial statements and the ownership by the public is shown as a minority interest. The minority interest in Atlas Pipeline earnings was $642,000 and $1.4 million for the three months and six months ended March 31, 2002 as compared to $1.6 million and $2.6 million for the three month and six month periods ended March 31, 2001, a decrease of $949,000 (60%) and $1.2 million (47%), respectively. These decreases were the result of a decrease in net income of these gas gathering operations due to decreases in the transportation rates received by Atlas Pipeline.

         Our equity in the loss of an unconsolidated affiliate represents our 50% interest in the net loss of Optiron Corporation, an energy technology company formed in fiscal 2000.

         Our provision for possible losses increased $500,000 and $144,000 to $650,000 and $800,000 in the three months and six months ended March 31, 2002, respectively, as compared to $150,000 and $656,000 in the three months and six months ended March 31, 2001, respectively. These increases resulted from a write down in the current quarter, associated with one real estate loan which is expected to be resolved in the next fiscal quarter for approximately $500,000 less than book value. In the prior fiscal year we recorded a provision for possible losses against receivables associated with the Chapter 11 bankruptcy filing in January 2001 of an energy customer in the amount of $356,000.

         Our effective tax rate decreased to 33% in the six months ended March 31, 2002 as compared to 35% in the six months ended March 31, 2001 as a result of a decrease in state taxes and the benefit of tax credits related to our real estate investments in the six months ended March 31, 2002.


Liquidity and Capital Resources

         General. Following the sale of our equipment leasing operations, our major sources of liquidity have been the proceeds from that sale, funds generated by operations, funds raised from investor partnerships relating to our energy operations, resolutions of real estate loans and borrowings under our existing energy and real estate finance credit facilities. We have employed these funds principally in the expansion of our energy operations and the repurchase of our senior notes and common stock. The following table sets forth our sources and uses of cash for the period indicated as follows:

                                                                                                        Six Months Ended
                                                                                                   --------------------------
                                                                                                            March 31,
                                                                                                   --------------------------
                                                                                                        2002         2001
                                                                                                   -----------    -----------
                                                                                                         (in thousands)

Provided by operations...........................................................................  $     1,971    $     6,887
Used in investing activities.....................................................................       (3,694)       (23,887)
Used in financing activities.....................................................................      (15,795)       (72,623)
                                                                                                   -----------    -----------
                                                                                                   $   (17,518)   $   (89,623)
                                                                                                   ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Liquidity and Capital Resources (Continued)

         Our working capital at March 31, 2002 was $17.8 million, a decrease of $931,000 from $18.7 million at September 30, 2001. Our debt-to-total capital ratio at March 31, 2002 was 57% as compared to 64% at September 30, 2001. We had $31.1 million in cash and cash equivalents on hand at March 31, 2002, as compared to $48.6 million at September 30, 2001. Our ratio of earnings to fixed charges was 2.69 to 1.0 in the six months ended March 31, 2002 as compared to
2.97 to 1.0 in the six months ended March 31, 2001.

         Operating activities. Cash provided by operating activities decreased $4.9 million to $2.0 million for the six months ended March 31, 2002 as compared to $6.9 million for the six months ended March 31, 2001. The decrease is primarily related to the following:

         o In energy, the timing related to the receipt of investor funds raised coupled with billings and payments of drilling work performed reduced operating cash flows by $8.1 million.

         o In real estate finance, the collection of interest increased cash flow from operations by $3.9 million as compared to the prior period due to the payment in full of one real estate loan.

         Investing activities. Cash used in investing activities decreased $20.2 million for the six months ended March 31, 2002 to $3.7 million compared to $23.9 for the six months ended March 31, 2001, principally as a result of the following:

         o In real estate finance, investments in real estate loans and ventures decreased $14.3 million. In the prior fiscal period, we acquired senior participation interests in loans in which we held junior interests at a cost of $21.6 million. The remaining increase of $1.8 million related to additions to existing loans. In the current fiscal period we made additions to existing loans of $7.3 million and invested $1.5 million in one new real estate venture.

         o We also purchased 125,000 shares of RAIT Investment Trust for $1.9 million during the six months ending March 31, 2002, as compared to 370,000 shares for $4.9 million during the six months ended March 31, 2001. Additionally, in the prior fiscal period, we made a final payment of $2.3 million in accordance with the purchase agreement of Viking Resources.

         Financing activities. Cash used in finance activities decreased $56.8 million to $15.8 million in the six months ended March 31, 2002 as compared to $72.6 million in the six months ended March 31, 2001. In connection with our "Dutch Auction" tender offer in the prior fiscal period, we repurchased 6.3 million common shares for $57.0 million and in the six months ended March 31, 2002 we repurchased 56,200 shares for $493,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Liquidity and Capital Resources (Continued)

         We believe that our cash on hand, anticipated funds from operations, and the amounts available under our revolving credit facilities will be sufficient to cover our working capital needs, capital expenditures, debt service requirements and tax obligations for at least the next 12 months. Our ability to fund operations, make capital expenditures and make scheduled principal and interest payments or to refinance our indebtedness will depend upon future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control

Contractual Obligations and Commercial Commitments

The following tables sets forth our commitments as of March 31, 2002:

                                                                            Payments Due By Period (in thousands)
                                                             ---------------------------------------------------------------------
                                                              Less than            1 - 3             4 - 5            After 5
   Contractual cash obligations:               Total            1 Year             Years             Years             Years
                                           --------------    -------------     ------------      -------------    ---------------
   Long-term debt....................       $   138,282      $     1,760       $   133,142         $   3,380          $       -
   Capital lease obligations.........                 -                -                 -                 -                  -
   Operating leases..................             5,339            1,970             2,129             1,240                  -
   Unconditional purchase obligations                 -                -                 -                 -                  -
   Other long-term obligations.......                 -                -                 -                 -                  -
                                            -----------      -----------       -----------         ---------          ---------
   Total contractual cash obligations       $   143,621      $     3,730       $   135,271         $   4,620          $       -
                                            ===========      ===========       ===========         =========          =========


                                                                          Amount of Commitment Expiration Per Period
                                                             ---------------------------------------------------------------------
                                                              Less than            1 - 3             4 - 5            After 5
   Other commercial commitments:              Total             1 Year             Years             Years             Years
                                          --------------     -------------     ------------       ------------    ----------------
   Lines of credit...................      $         -       $         -       $          -        $       -        $         -
   Standby letter of credit..........            2,795             2,795                  -                -                  -
   Guarantees........................            2,553               184              2,369                -                  -
   Standby repurchase commitments....           21,788             1,538              9,991            7,779              2,480
   Other commercial commitments......                -                 -                  -                -                  -
                                           -----------       -----------       ------------        ---------        -----------
   Total commercial commitments......      $    27,136       $     4,517       $     12,360        $   7,779        $     2,480
                                           ===========       ===========       ============        =========        ===========

Transactions with Related Parties:  Investments in Real Estate Joint Ventures

         We are equal partners with affiliates of Frankel Enterprises in two partnerships which own an office building and adjacent garage, respectively, in Philadelphia, Pennsylvania. Our corporate headquarters are located in the building. In order to protect the value of the office building and garage, we and Frankel Enterprises, through three separate partnerships, acquired three adjoining properties in March 2002 for approximately $18.9 million. A subsidiary of RAIT Investment Trust ("RAIT") provided 100% of the financing, on a bridge loan basis. Such financing bears interest at 10% per annum and matures in June 2002. In March 2002, we and Frankel Enterprises each invested $1.5 million in cash in the three partnerships, which used the proceeds to pay down the RAIT loan. We are pursuing new financing, along with RAIT, to further pay down the RAIT loan and extend its due date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Critical Accounting Policies

         We follow certain significant accounting policies when preparing our consolidated financial statements. We provide a complete summary of these policies in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K.

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

         In assessing impairment of long-lived assets other than goodwill, where there has been a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable, we have estimated future undiscounted net cash flows from the use of the asset based on actual historical results and expectations about future economic circumstances, including natural gas and oil prices and operating costs. Our estimate of future net cash flows from the use of an asset could change if actual prices and costs differ due to industry conditions or other factors affecting our performance.

         We have in the past sold participations in real estate loans which were structured to meet the criteria for sale under generally accepted accounting principles. As such, these amounts were removed from our balance sheet. The amount of participations owed at March 31, 2002, which are not on our balance sheet amounted to $21.8 million. These participations mature through June 2005 and require annual payments of principal and interest of approximately $2.5 million.

Recently Issued Financial Accounting Standards

         Recently the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 establishes requirements for the accounting for removal costs associated with asset retirements and SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged, and SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently assessing the impact of these standards on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         General. We are exposed to various market risk factors such as fluctuating interest rates and changes in commodity prices. These risk factors can impact results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as forward contracts and interest rate cap and swap agreements.

         The following analysis presents the effect on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2002. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the business.

         If interest rates hypothetically increased or decreased by 10% at March 31, 2002, with all other variables held constant, the fair market value of our $65.6 million 12% Senior Notes would increase or decrease by approximately $1.5 million.

         Energy. At March 31, 2002, the amount outstanding under a revolving loan attributable to our energy operations increased to $42.2 million from $41.2 million at September 30, 2001. The weighted average interest rate for this facility decreased from 5.67% at September 30, 2001 to 4.4% at March 31, 2002 due to a decrease in market index rates used to calculate the facility's interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the six months ended March 31, 2002, the impact on earnings, cash flow and financial position would not be material.

         We have a $10.0 million revolving credit facility to fund the expansion of Atlas Pipeline Partners' existing gathering systems and the acquisitions of other gas gathering systems. In the six months ended March 31, 2002, we drew $728,500 under this facility. The balance outstanding as of March 31, 2002 is $2.8 million. At March 31, 2002, the weighted average interest rate was 3.0%. A hypothetical 10% change in the average interest rate applicable to this debt would result in an immaterial change in our net income and the market value of this debt.

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

         We set forth in the following table our natural gas hedge transactions in place as of March 31, 2002. The total fiscal 2002 hedged natural gas volumes represent approximately 8% of our fiscal 2001 total gas production. A 10% variation in the market price of natural gas from its levels at March 31, 2002 would not have a material impact on our net assets, net earnings or cash flows as derived from commodity option contracts.

                                    Volumes                                            Weighted
                                  Natural Gas           Settlement Date                 Average               Unrealized
        Open contracts               (Dth)               Quarter Ended                  Per Dth               Gains(Losses)
        --------------           -----------         ------------------------        ------------            --------------
                32                    89,600         June 2002                       $      3.06             $   (25,000)
                30                    84,000         September 2002                  $      3.15                 (19,000)
                19                    53,200         December 2002                   $      3.30                 (21,000)
                27                    75,600         March 2003                      $      3.51                 (28,000)
                38                   106,400         June 2003                       $      3.21                 (31,000)
                36                   100,800         September 2003                  $      3.29                 (28,000)
                --                   -------                                                                 -----------
               182                   509,600                                         $      3.23             $  (152,000)
               ===                   =======                                         ===========             ============

         Real Estate Finance. The following information is based on the Company's loans that are not interest rate sensitive. During the six months ended March 31, 2002, our outstanding loans receivable (to our interest) decreased $9.3 million (3%) to $283.0 million in the aggregate and the carried cost of our loans decreased $12.8 million (8%) to $140.9 million in the aggregate. The principal balance of related senior lien interests decreased $4.2 million (2%) to $216.5 million in the aggregate. These changes were principally attributable to the repayment of one senior lien interest and the resolution of one loan.

         The interest rate payable with respect to the senior lien interest underlying one loan in our portfolio that may be deemed to be interest rate sensitive remained unchanged due to our purchase of an interest rate swap which locked in the interest pay rate at 8.8%. Although the stated interest rate on the loan continues to fluctuate over LIBOR, the Company pays only the 8.8% locked-in rate. If the effective rate for a particular payment period is greater than the locked-in rate, the Company receives the benefit of this difference.

         The interest rates on our real estate revolving lines of credit, which is at the prime rate minus 1% (as defined) for the outstanding $6.8 million line at Hudson United Bank, and at prime for the outstanding $6.0 million and $5.0 million lines of credit at Sovereign Bank, decreased during the period ended March 31, 2002 because there were three decreases in the defined prime rate. This rate was the "prime rate" as reported in The Wall Street Journal (4.75% at March 31, 2002). A hypothetical 10% change in the average interest rate applicable to these rates would change our net income by approximately $90,000 and would have an immaterial effect on the market value of these debt instruments.

         We also have a $10.0 million term loan agreement. The loan bears interest at the three month LIBOR rate plus 350 basis points adjusted annually. Principal and interest is payable monthly based on a five year amortization schedule maturing on October 31, 2006. At March 31, 2002, $8.7 million was outstanding on this loan at an interest rate of 5.6%. A hypothetical 10% change in the average interest rate applicable to these rates would change our net income by approximately $50,000 and would have an immaterial effect on the market value of this debt.

         Due to the current interest rate environment, we have been negotiating with our senior lienholders to reduce the interest rates on our senior liens. In the six months ended March 31, 2002, we have negotiated interest rate reductions with three of our senior participants.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

         Exhibit No.        Description
         -----------        -----------

             2.0 Purchase Agreement among New Vulcan Coal Holdings, L.L.C., AIC, Inc., Viking Resources Corporation, Resource Energy, Inc., Atlas Energy Group, Inc., Atlas Resources, Inc. and REI-NY, Inc. (1)

             3.1            Restated Certificate of Incorporation of Resource
                            America (2)

             3.2            Amended and Restated Bylaws of Resource America (2)

             4.1 Indenture, dated as of July 22, 1997, between Resource America and The Bank of New York, as Trustee, with respect to Resource America's 12% Senior Notes due 2004 (3)

            99.1 Contribution Agreement among Vulcan Intermediary, L.L.C., New Vulcan Coal Holding, L.L.C., Atlas Pipeline Partners GP, LLC, Atlas Pipeline Partners, L.P. and Resource America, Inc. (1)

            99.2            Press Release, dated January 18, 2002. (1)

---------------

(1) Filed previously as an exhibit to our current report on Form 8-K dated January 22, 2002 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(3) Filed previously as an exhibit to our Registration Statement on Form S-4 (Registration No. 333-40231) and by this reference incorporated herein.


  (b)     Reports on Form 8-K:

          During the quarter for which this report is being filed, the Company filed a current report on Form 8-K dated January 22, 2002 regarding the sale of its general partner's interest in Atlas Pipeline Partners GP, LLC to New Vulcan Coal Holdings, LLC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RESOURCE AMERICA, INC.
                                           (Registrant)

Date:  May 15, 2002                        By:      /s/ Steven J. Kessler
       ------------                                 ---------------------
                                                    STEVEN J. KESSLER
                                                    Senior Vice President and
                                                    Chief Financial Officer

Date:  May 15, 2002                        By:      /s/ Nancy J. McGurk
       ------------                                 -------------------
                                                    NANCY J. McGURK
                                                    Vice President-Finance and
                                                    Chief Accounting Officer