Form 10-Q
period 2002-06-30
RESOURCE AMERICA INC
filed 2002-08-14
CIK 83402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

             1845 Walnut Street, Suite 1000, Philadelphia, PA 19103
                    (Address of principal executive offices)
                                   (Zip code)

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

             17,373,137 Shares                  August 9, 2002

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

PART I.       FINANCIAL INFORMATION                                                                 PAGE
                                                                                               -------------

   Item 1.      Financial Statements

                Consolidated Balance Sheets - June 30, 2002 (Unaudited)
                    and September 30, 2001.....................................................          3

                Consolidated Statements of Operations (Unaudited)
                    Three Months and Nine Months Ended June 30, 2002 and 2001..................          4

                Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    Nine Months Ended June 30, 2002............................................          5

                Consolidated Statements of Cash Flows (Unaudited)
                    Nine Months Ended June 30, 2002 and 2001...................................          6

                Notes to Consolidated Financial Statements - June 30, 2002 (Unaudited).........     7 - 17

   Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..................................................    18 - 33

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....................    34 - 36

PART II.        OTHER INFORMATION

   Item 1.      Legal Proceedings..............................................................         37

   Item 4.      Submission of Matters to a Vote of Security Holders............................         37

   Item 6.      Exhibits and Reports on Form 8-K...............................................         38

SIGNATURES.....................................................................................         39

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            June 30,         September 30,
                                                                                              2002               2001
                                                                                        ----------------    -------------
                                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents............................................................  $    26,850       $    48,648
   Accounts and notes receivable........................................................       12,158            18,197
   Prepaid expenses.....................................................................        3,300               762
                                                                                          -----------       -----------
       Total current assets.............................................................       42,308            67,607
Investments in real estate loans (less allowance for possible losses of $2,979
   and $2,529)..........................................................................      184,198           189,734

Investments in real estate ventures.....................................................       17,676            16,666
Investment in RAIT Investment Trust.....................................................       34,075            20,909
Property and equipment:
   Oil and gas properties and equipment (successful efforts)............................      122,698           106,795
   Gas gathering and transmission facilities............................................       27,036            23,608
   Other................................................................................        8,137             7,310
                                                                                          -----------       -----------
                                                                                              157,871           137,713
Less - accumulated depreciation, depletion and amortization.............................      (41,581)          (34,739)
                                                                                          -----------       -----------
   Net property and equipment...........................................................      116,290           102,974

Goodwill ...............................................................................       37,802            31,420
Other assets ...........................................................................       31,863            37,154
                                                                                          -----------       -----------
       Total assets.....................................................................  $   464,212       $   466,464
                                                                                          ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt....................................................  $     3,096       $     8,560
   Accounts payable.....................................................................       11,028            18,264
   Accrued interest.....................................................................        3,795             1,721
   Accrued liabilities..................................................................        6,282             6,255
   Estimated income taxes...............................................................            -               288
   Deferred revenue on drilling contracts...............................................        6,509            13,770
                                                                                          -----------       -----------
       Total current liabilities........................................................       30,710            48,858
Long-term debt:
   Senior...............................................................................       65,636            66,826
   Non-recourse.........................................................................       61,250            62,159
   Other................................................................................       18,078            12,586
                                                                                          -----------       -----------
                                                                                              144,964           141,571

Deferred revenue and other liabilities..................................................        1,171             1,578
Deferred income taxes...................................................................       21,460            18,682
Minority interest in Atlas Pipeline Partners, L.P. .....................................       19,629            20,316
Commitments and contingencies...........................................................            -                 -

Stockholders' equity:
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ......................            -                 -
   Common stock, $.01 par value: 49,000,000 authorized shares...........................          250               249
   Additional paid-in capital...........................................................      223,858           223,712
   Less treasury stock, at cost.........................................................      (74,372)          (74,080)
   Less loan receivable from Employee Stock Ownership Plan ("ESOP").....................       (1,241)           (1,297)
   Accumulated other comprehensive income...............................................        8,976             1,657
   Retained earnings ...................................................................       88,807            85,218
                                                                                          -----------       -----------
       Total stockholders' equity.......................................................      246,278           235,459
                                                                                          -----------       -----------
       Total liabilities and stockholders' equity.......................................  $   464,212       $   466,464
                                                                                          ===========       ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three Months Ended           Nine Months Ended
                                                                                June 30,                     June 30,
                                                                        -------------------------    ------------------------
                                                                           2002           2001           2002         2001
                                                                        ----------    -----------    -----------   ----------
                                                                                (in thousands, except per share data)
REVENUES
Energy.................................................................  $  19,024    $  22,618      $  74,451     $ 73,055
Real estate finance....................................................      4,252        3,971         13,556       12,262
Interest and other.....................................................      1,359        1,037          4,612        4,518
                                                                         ---------    ---------      ---------     --------
                                                                            24,635       27,626         92,619       89,835

COSTS AND EXPENSES
Energy.................................................................     13,378       14,398         54,239       44,291
Real estate finance....................................................        693          408          1,680        1,169
General and administrative.............................................      2,177        1,620          5,017        4,162
Depreciation, depletion and amortization...............................      2,823        2,884          8,203        8,099
Interest...............................................................      3,098        3,601          9,490       11,292
Provision for possible losses..........................................         93          150            893          806
Minority interest in Atlas Pipeline Partners, L.P. ....................        568          895          1,963        3,505
                                                                         ---------    ---------      ---------     --------
                                                                            22,830       23,956         81,485       73,324
                                                                         ---------    ---------      ---------     --------

Income from continuing operations before income taxes .................      1,805        3,670         11,134       16,511
Provision for income taxes.............................................        484        1,284          3,563        5,780
                                                                         ---------    ---------      ---------     --------
Income from continuing operations .....................................      1,321        2,386          7,571       10,731

Discontinued operations:
   Loss from discontinued Optiron Corporation
     (including $1,800 loss on classification as held for sale)........     (1,926)        (238)        (2,328)      (1,198)
   Income tax benefit..................................................        611           83            745          419
                                                                         ---------    ---------      ---------     --------
   Loss on discontinued operations.....................................     (1,315)        (155)        (1,583)        (779)

Cumulative effect of change in accounting principle, net of taxes
   of $308 ............................................................          -            -           (655)           -
                                                                         ---------    ---------      ---------     --------
Net income.............................................................  $       6    $   2,231      $   5,333     $  9,952
                                                                         =========    =========      =========     ========

Net income (loss) per common share - basic:
   Continuing operations...............................................  $     .08    $     .14      $     .44     $    .59
   Discontinued operations.............................................       (.08)        (.01)          (.09)        (.04)
   Cumulative effect of change in accounting principle.................          -            -           (.04)           -
                                                                         ---------    ---------      ---------     --------

   Net income per common share - basic.................................  $     .00    $     .13      $     .31     $    .55
                                                                         =========    =========      =========     ========
Weighted average common shares outstanding.............................     17,455       17,483         17,444       18,126
                                                                         =========    =========      =========     ========

Net income (loss) per common share - diluted:
   Continuing operations...............................................  $     .07    $     .13      $     .43     $    .58
   Discontinued operations.............................................       (.07)        (.01)          (.09)        (.05)
   Cumulative effect of change in accounting principle.................          -            -           (.04)           -
                                                                         ---------    ---------      ---------     --------

   Net income per common share - diluted...............................  $     .00    $     .12      $     .30     $    .53
                                                                         =========    =========      =========     ========
Weighted average common shares.........................................     17,903       18,076         17,813       18,610
                                                                         =========    =========      =========     ========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)
                        (in thousands, except share data)

                                          Common Stock            Additional         Treasury Stock            ESOP
                                     --------------------------     Paid-In     -------------------------   Stockholders'
                                       Shares        Amount         Capital       Shares         Amount      Receivable
                                     ------------------------------------------------------------------------------------
Balance, October 1, 2001............. 24,940,037     $     249    $  223,712    (7,498,613) $    (74,080)     $  (1,297)

Treasury shares issued...............                                   (387)       29,640           697

Issuance of common stock.............    103,360             1           289

Purchase of shares for treasury......                                              (97,927)         (989)

Other comprehensive income...........

Cash dividends ($.099 per share).....

Tax benefit from employee stock
    option exercise..................                                    244

Repayment of ESOP loan...............                                                                                56

Net income...........................
                                      ----------     ---------    ----------  ------------  ------------      ---------
Balance, June 30, 2002............... 25,043,397     $     250    $  223,858    (7,566,900) $    (74,372)     $  (1,241)
                                      ==========     =========    ==========  ============  ============      =========


                                         Accumulated
                                           Other                           Totals
                                        Comprehensive      Retained     Stockholders'
                                           Income          Earnings        Equity
                                       -----------------------------------------------

Balance, October 1, 2001.............       $     1,657    $ 85,218     $   235,459

Treasury shares issued...............                                           310

Issuance of common stock.............                                           290

Purchase of shares for treasury......                                          (989)

Other comprehensive income...........             7,319                       7,319

Cash dividends ($.099 per share).....                        (1,744)         (1,744)

Tax benefit from employee stock
    option exercise..................                                           244

Repayment of ESOP loan...............                                            56

Net income...........................                         5,333           5,333
                                            -----------    --------     -----------
Balance, June 30, 2002...............       $     8,976    $ 88,807     $   246,278
                                            ===========    ========     ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Nine Months Ended June 30,
                                                                                             --------------------------------
                                                                                                2002                 2001
                                                                                             -----------        -------------
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................   $     5,333        $     9,952
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization...............................................         8,203              8,099
   Amortization of discount on senior debt and deferred finance costs.....................           825                770
   Provision for possible losses..........................................................           893                806
   Minority interest in Atlas Pipeline Partners, L.P......................................         1,963              3,505
   Loss on discontinued operations........................................................         1,583                779
   Cumulative effect of change in accounting principle....................................           655                  -
   Gain on dispositions...................................................................        (2,846)            (1,002)
   Property impairments and abandonments..................................................            18                201
   Deferred income taxes..................................................................         3,022               (413)
   Accretion of discount..................................................................        (2,614)            (4,579)
   Collection of interest.................................................................         5,244              1,330
   Non-cash compensation..................................................................           312                304
   Changes in operating assets and liabilities............................................       (17,218)            (5,066)
                                                                                             -----------        -----------
Net cash provided by operating activities ................................................         5,373             14,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................................................................       (16,497)            (9,988)
Asset acquisitions........................................................................             -             (6,500)
Principal payments on notes receivable and proceeds from sales of assets .................        24,190             26,396
Increase in other assets..................................................................        (6,279)            (7,134)
Investments in real estate loans and ventures.............................................       (18,647)           (23,408)
Decrease in other liabilities.............................................................           (25)               (80)
                                                                                             -----------        -----------
Net cash used in investing activities ....................................................       (17,258)           (20,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on revolving lines of credit..................................        (2,289)             6,559
Dividends paid............................................................................        (1,744)            (1,774)
Dividends paid to minority interests of Atlas Pipeline Partners, L.P......................        (2,936)            (2,696)
Treasury stock purchased..................................................................          (989)           (57,254)
Repayment of ESOP loan....................................................................            56                 32
Increase in other assets..................................................................          (411)              (343)
Proceeds from issuance of stock...........................................................            17                390
                                                                                             -----------        -----------
Net cash used in financing activities.....................................................        (8,296)           (55,086)
                                                                                             -----------        -----------

Net cash used in discontinued operations..................................................        (1,617)            (2,225)
                                                                                             -----------        -----------

Decrease in cash and cash equivalents.....................................................       (21,798)           (63,339)
Cash and cash equivalents at beginning of period..........................................        48,648            117,107
                                                                                             -----------        -----------
Cash and cash equivalents at end of period................................................   $    26,850        $    53,768
                                                                                             ===========        ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


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

         The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities as of the dates of the financial statements and (iii) the reported amounts of revenues and costs and expenses during the reporting periods. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements.

         Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. Certain reclassifications have been made in the fiscal 2001 consolidated financial statements to conform to the fiscal 2002 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

         The following table provides information for financial instruments as of June 30, 2002:

                                               Carrying         Estimated
                                                Amount         Fair Value
                                             -----------       ----------
                                                      (in thousands)
Energy debt................................  $    46,578       $    46,578
Real estate finance debt...................       29,428            29,428
Senior debt................................       65,636            68,261
Other debt.................................        6,418             6,418
                                             -----------       -----------
                                             $   148,060       $   150,685
                                             ===========       ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002
                                   (Unaudited)

Earnings Per Share

         The following table presents a reconciliation of the components used in the comparison of net income per common share-basic and net income per common share-diluted for the periods indicated:

                                                                           Three Months Ended              Nine Months Ended
                                                                                June 30,                       June 30,
                                                                        -------------------------    ------------------------
                                                                           2002           2001           2002         2001
                                                                        ----------    -----------    -----------   ----------
                                                                                           (in thousands)
Income from continuing operations .....................................  $   1,321    $   2,386      $   7,571     $ 10,731

Loss from discontinued Optiron Corporation,
    net of taxes of $611, $83, $745 and $419...........................     (1,315)        (155)        (1,583)        (779)

Cumulative effect of change in accounting principle,
    net of taxes of $308...............................................          -            -           (655)           -
                                                                         ---------    ---------      ---------     --------

     Net income........................................................  $       6    $   2,231      $   5,333     $  9,952
                                                                         =========    =========      =========     ========

Basic average shares of common stock outstanding.......................     17,455       17,483         17,444       18,126

Dilutive effect of stock option and award plans........................        448          593            369          484
                                                                         ---------    ---------      ---------     --------

Dilutive average shares of common stock................................     17,903       18,076         17,813       18,610
                                                                         =========    =========      =========     ========

         For the three months and nine months ended June 30, 2002, the computation of diluted earnings per share excludes options for 861,000 shares of common stock that have exercise prices (ranging from $11.03 to $15.50 per share) greater than the per share average market price ($9.76) for the period. The effect of including these options in the computation of diluted per share amounts would be anti-dilutive.

Comprehensive Income (Loss)

         The following table presents comprehensive income (loss) for the periods indicated:

                                                                           Three Months Ended              Nine Months Ended
                                                                                June 30,                       June 30,
                                                                        -------------------------    ------------------------
                                                                           2002           2001           2002         2001
                                                                        ----------    -----------    -----------   ----------
                                                                                           (in thousands)
Net income.............................................................  $       6    $   2,231      $   5,333     $  9,952

Other comprehensive income (loss):
   Unrealized gain on investment, net of taxes of $1,748, $1,068,
     $3,742 and $1,480.................................................      3,394        2,078          7,442        2,873
   Unrealized loss on natural gas futures contracts, net of
     tax benefits of $9 and $46........................................        (12)           -           (123)           -
                                                                         ---------    ---------      ---------     --------
                                                                             3,382        2,078          7,319        2,873
                                                                         ---------    ---------      ---------     --------

Comprehensive income...................................................  $   3,388    $   4,309      $  12,652     $ 12,825
                                                                         =========    =========      =========     ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002
                                   (Unaudited)

Recently Issued Financial Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes requirements for accounting for removal costs associated with asset retirements. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this standard on our consolidated financial statements.

         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" ("SFAS 144") was issued. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of what constitutes discontinued operations to include more disposal transactions. Under SFAS 144, assets held for sale that are a component of an entity are included in discontinued operation and cash flows will be eliminated from the ongoing operations if the entity does not have any significant continuing involvement in the operations prospectively. The adoption of SFAS 144 resulted in the classification of the Company's interest in its partially-owned energy technology subsidiary, Optiron Corporation ("Optiron"), as a discontinued operation (See Note 9).

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial position or results of operations.

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 is effective for exit or Disposal activities initiated after December 31, 2002. The Company has not yet adopted SFAS 146 nor determined the effect of the adoption of SFAS 146 on its consolidated financial position or results of operations.

NOTE 3 - OTHER ASSETS AND GOODWILL-CHANGE IN ACOUNTING PRINCIPLE

         Other assets consist of the following:

                                                                                            June 30,        September 30,
                                                                                              2002                 2001
                                                                                        ----------------    ---------------
                                                                                           (Unaudited)
                                                                                                   (in thousands)
Contracts acquired (net of accumulated amortization of $4,959 and $4,005)...............  $     9,531         $    16,851
Deferred financing costs, net of amortization...........................................        1,517               1,921
Investments   ..........................................................................       12,316              10,743
Assets held for sale....................................................................          820                   -
Note receivable and amounts in escrow related to the disposal of subsidiary
   (net of allowance for possible losses of $10,522 and $10,704)........................        5,862               7,141
Other...................................................................................        1,817                 498
                                                                                          -----------          ----------
                                                                                          $    31,863         $    37,154
                                                                                          ===========         ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 3 - OTHER ASSETS AND GOODWILL - CHANGE IN ACOUNTING PRINCIPLE - (Continued)

         On October 1, 2001, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. At that time the Company had unamortized goodwill of $31.4 million. The Company has completed the transitional impairment test required upon adoption of SFAS 142. The transitional test, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill did not indicate an impairment loss. The Company will continue to evaluate its goodwill, at least annually, and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which is indicated.

         Changes in the carrying amount of goodwill for the nine months ended June 30, 2002 are as follows:

                                                                                         Nine Months Ended
                                                                                           June 30, 2002
                                                                                         -----------------
                                                                                          (in thousands)
           Goodwill at September 30, 2001
              (less accumulated amortization of $4,063).................................   $     31,420

           Additions to goodwill related to prior year asset acquisitions...............             15

           Atlas Pipeline Partners goodwill amortization, whose fiscal year
              began January 1, 2002, at which time it adopted SFAS 142..................            (22)

           Syndication network reclassified from other assets in accordance with
              SFAS 142 (net of accumulated amortization of $711)........................          6,389
                                                                                           ------------

           Goodwill at June 30, 2002
              (net of accumulated amortization of $4,796)...............................   $     37,802
                                                                                           ============

         For the three months and nine months ended June 30, 2001, the Company's goodwill amortization expense was approximately $290,000 and $1.0 million, respectively. Pro forma net income from continuing operations for the three months and nine months ended June 30, 2001 would have been $2.6 million and $11.4 million, respectively, excluding goodwill amortization, net of taxes using the Company's effective tax rate in fiscal 2001 of 35%. Pro forma basic income per share from continuing operations for the three months and nine months ended June 30, 2001 would have been $.15 and $.65, respectively. Pro forma diluted income per share from continuing operations for the three months and nine months ended June 30, 2001 would have been $.15 and $.63, respectively.

         Optiron, accounted for by the equity method, adopted SFAS 142 on January 1, 2002, the first day of its fiscal year. Optiron performed the evaluation of its goodwill required by SFAS 142 and determined that it was impaired due to uncertainty associated with the on-going viability of the product line with which the goodwill was associated. This impairment resulted in a cumulative effect adjustment on Optiron's books of $1.9 million before tax. The Company has recorded, in its second quarter which correlates to Optiron's first quarter, its 50% share of this cumulative effect adjustment in the same manner.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002
                                   (Unaudited)

NOTE 4 - CASH FLOW STATEMENTS

         Supplemental disclosure of cash flow information:

                                                                                                Nine Months Ended
                                                                                                    June 30,
                                                                                        -----------------------------
                                                                                            2002              2001
                                                                                        -----------       -----------
                                                                                                (in thousands)
Cash paid during the period for:
   Interest...........................................................................  $     6,591       $     8,219
   Income taxes.......................................................................  $     3,499       $    11,724


                                                                                                Nine Months Ended
                                                                                                    June 30,
                                                                                        -----------------------------
                                                                                            2002              2001
                                                                                        -----------       -----------
                                                                                                (in thousands)
Non-cash activities include the following:
   Cancellation of shares issued in contingency settlement............................  $         -       $     1,305
   Shares issued in contingency settlement............................................  $         -       $    (2,089)
   Atlas Pipeline Partners units issued in exchange for gas gathering and
     transmission facility............................................................  $         -       $    (2,250)
   Buyer's assumption of liabilities upon sale of loan................................  $         -       $       460
   Tax benefit from employee stock option exercise....................................  $       244       $         -

Detail of asset acquisitions:
   Fair value of assets acquired......................................................  $         -       $     9,180
   Atlas Pipeline Partners units issued in exchange for gas gathering and
     transmission facility............................................................            -            (2,250)
   Liabilities assumed................................................................            -              (430)
                                                                                        -----------       -----------

     Net cash paid....................................................................  $         -       $     6,500
                                                                                        ===========       ===========

NOTE 5 - INVESTMENTS IN REAL ESTATE LOANS

         The Company has primarily focused its real estate activities on managing and enhancing the value of its existing real estate loan portfolio. These real estate loans generally were acquired at discounts from both their face value and the appraised value of their underlying properties. The Company records as income the accretion of a portion of the difference between its cost basis in a real estate loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each real estate loan is allocated between principal and interest. This accretion of discount amounted to $428,000 and $1.4 million during the three months ended June 30, 2002 and 2001, respectively, and $2.6 million and $4.6 million during the nine months ended June 30, 2002 and 2001, respectively. As the Company sells senior lien interests in or receives funds from refinancings of its loans, a portion of the cash received is applied to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 5 - INVESTMENTS IN REAL ESTATE LOANS - (Continued)

         At June 30, 2002, the Company held real estate loans having an aggregate face value of $600.3 million, which were being carried at an aggregate cost of $184.2 million, including cumulative accretion and net of an allowance for possible losses. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated:

                                                                         Three Months Ended             Nine Months Ended
                                                                              June 30,                     June 30,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                           (in thousands)
Balance, beginning of period......................................   $   176,124    $   189,335    $   189,734  $     183,927
Additions to existing loans.......................................         9,799             10         17,147         23,408
Provision for possible losses.....................................          (210)          (150)        (1,010)          (450)
Accretion of discount (net of collection of interest).............           428          1,427          2,614          4,579
Collection of principal...........................................             -            (75)             -         (1,063)
Cost of loans resolved............................................        (1,943)        (2,187)       (24,287)       (22,041)
                                                                     -----------    -----------    -----------  -------------
Balance, end of period............................................   $   184,198    $   188,360    $   184,198  $     188,360
                                                                     ===========    ===========    ===========  =============

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the periods indicated:

                                                                         Three Months Ended             Nine Months Ended
                                                                              June 30,                     June 30,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                           (in thousands)
Balance, beginning of period......................................   $     2,829    $     2,229    $     2,529  $       2,013
Provision for possible losses.....................................           210            150          1,010            450
Charges against allowance.........................................           (60)             -           (560)           (84)
                                                                     -----------    -----------    -----------  -------------
Balance, end of period............................................   $     2,979    $     2,379    $     2,979  $       2,379
                                                                     ===========    ===========    ===========  =============

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002
                                   (Unaudited)

NOTE 6 - DEBT

         Total debt consists of the following:

                                                                                          June 30,        September 30,
                                                                                            2002              2001
                                                                                      --------------    ----------------
                                                                                                (in thousands)
Senior debt.....................................................................       $     65,636       $      66,826
Non-recourse debt:
   Energy:
     Revolving and term bank loans..............................................             46,578              43,284
   Real estate finance:
     Revolving credit facilities................................................             13,797              18,000
     Other......................................................................                875                 875
                                                                                       ------------       -------------
     Total non-recourse debt....................................................             61,250              62,159
Other debt......................................................................             21,174              21,146
                                                                                       ------------       -------------
                                                                                            148,060             150,131
Less current maturities.........................................................              3,096               8,560
                                                                                       ------------       -------------

                                                                                       $    144,964       $     141,571
                                                                                       ============       =============

NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

         As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of production revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company entered into 90 and 272 natural gas futures contracts, during the three and nine months ended June 30, 2002, respectively, in addition to the 17 contracts that were open at the beginning of the fiscal year.

         For the three months and nine months ended June 30, 2002, the Company settled 42 and 59 contracts at a loss of $37,000 and $62,000, respectively (net to the Company). A portion of these settled contracts cover natural gas production for the upcoming fiscal quarter and $7,000 of the $62,000 loss will appear as a component of production revenues at that time. At June 30, 2002, the Company had 230 open contracts covering 644,000 dekatherms ("Dth") (net to the Company) which mature through September 2003 at a combined average settlement price of $3.47 per Dth. For the current fiscal year ending September 30, 2002, 20 of the 230 open contracts will mature covering 56,000 Dth (net to the Company) at a combined average settlement price of $3.18 per Dth.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - (Continued)

         The Company's net unrealized loss related to all open NYMEX contracts was approximately $169,000 at June 30, 2002. The unrealized loss at June 30, 2002 has been recorded as a liability in the Company's June 30, 2002 Consolidated Financial Statements and in Stockholders' Equity as a component of accumulated other comprehensive income, net of taxes of $46,000. As of June 30, 2002, $4,600 of the net unrealized losses on derivative instruments included in accumulated other comprehensive income are expected to be recognized in revenues during the remainder of the current fiscal year. The Company assesses the effectiveness of its hedges based on changes in the derivatives' intrinsic value. The Company recognized no gains or losses during the three months or nine months ended June 30, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument. The Company does not hold derivative instruments for trading purposes.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         As a part of the consideration for the sale of our wholly-owned small ticket equipment leasing subsidiary, Fidelity Leasing, Inc. ("Fidelity Leasing"), in fiscal 2000, the Company received a non-interest bearing promissory note that is payable to the extent that payments are made on a pool of Fidelity Leasing lease receivables and refunds are received with respect to certain tax receivables. Through June 30, 2002, the Company received $6.8 million of payments on the note. In addition, $10.0 million of the sales proceeds were placed in an escrow account until July 31, 2004 as security for certain indemnification obligations to the purchaser. Through June 30, 2002, $510,000 had been paid out of the escrow to satisfy indemnification claims. The note and escrow account are included in the Company's consolidated financial statements as components of other assets.

         Through July 31, 2002, the purchaser of Fidelity Leasing and its assignees have made indemnification claims in the aggregate amount of $18.4 million, which the Company has disputed. The Company and the assignee have entered into discussions concerning the validity of these claims. At June 30, 2002, the Company has a $10.5 million allowance recorded against the promissory note and escrow account. The Company has reviewed the allowance and adjusted the allowance, as required, to a level that is estimated by management to provide for possible losses against the promissory note and indemnification obligations.

         In connection with the Supplemental Employee Retirement Plan established pursuant to the employment agreement with Edward E. Cohen, its chairman and chief executive officer, the Company entered into a "split-dollar" insurance arrangement under which the Company pays a portion of the premiums under a life insurance policy with respect to Mr. Cohen, with reimbursement of such premiums due upon the occurrence of specified events, including Mr. Cohen's death. Under the recently enacted Sarbanes-Oxley Act of 2002, the future payment of premiums by the Company under this arrangement may be deemed to be a prohibited loan by the Company to Mr. Cohen. Since the next premium payment under this arrangement is not due until April 2003, the Company has deferred any decision relating to this arrangement until the application of the Sarbanes-Oxley Act has been clarified. The Company cannot predict what effect, if any, the cancellation of the arrangement might entail.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 9 - DISCONTINUED OPERATIONS

         In June 2002, the Company adopted a plan to dispose of Optiron. The Company has a verbal agreement in principle to reduce its 50% interest in Optiron to 10% through a sale to current management and anticipates that the sale will be completed by September 30, 2002. Accordingly, Optiron is reported as a discontinued operation for the three months and nine months ended June 30, 2002 and 2001. In connection with the sale, the Company anticipates that it will forgive $4.5 million out of the $5.9 million of indebtedness owed by Optiron. The remaining $1.4 million of indebtedness will be retained by the Company in the form of a promissory note which will be secured by all of Optiron's assets and by the common stock of Optiron's 90% shareholder. The Company anticipates that the note will bear interest at the prime rate plus 1% payable monthly; an additional 1% will accrue until the maturity date of the note in 2022. Closing of this transaction is subject to the signing of a definitive agreement.

NOTE 10 - TERMINATION OF AGREEMENT TO SELL SUBSIDIARIES

         On January 18, 2002, subsidiaries of the Company entered into an agreement to sell their 100% membership interest in Atlas Pipeline Partners GP, LLC to New Vulcan Coal Holdings, L.L.C. for $29.0 million in cash. Atlas Pipeline Partners GP, LLC is the general partner of Atlas Pipeline Partners. On July 31, 2002, the Company announced that Atlas Pipeline Partners had exercised its right under the contribution agreement, dated January 18, 2002, to terminate the agreement with New Vulcan Coal Holdings, L.L.C. and Vulcan Intermediary, L.L.C. (collectively, "Vulcan") to acquire Triton Coal Company, L.L.C. ("Triton"). Since consummation of the contribution agreement was a condition for the consummation of the agreement to sell Atlas Pipeline Partners GP, LLC to Vulcan, that agreement was likewise terminated on July 31, 2002.

         Through June 30, 2002, Atlas Pipeline Partners had incurred approximately $1.4 million in costs in connection with the Triton transaction, subject to reimbursement by the Company and its affiliates for their allocable portion of these costs. The Company has advanced approximately $900,000 to Atlas Pipeline Partners through June 30, 2002 to pay for these costs. The Company anticipates that it will advance to Atlas Pipeline Partners the balance of these costs. Atlas Pipeline Partners and its affiliates have the right to reimbursement from Vulcan of up to $1.2 million of the transaction costs. Atlas Pipeline Partners has expensed transaction costs of $187,500, the difference between costs incurred and those reimbursable by Vulcan. The costs that are reimbursable by Vulcan are included on the Company's consolidated balance sheet as prepaid expenses.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002
                                   (Unaudited)

NOTE 11 - OPERATING SEGMENT INFORMATION

         The Company operates in two principal industry segments - energy and real estate finance. Segment data for the periods indicated are as follows:

                                                                         Three Months Ended             Nine Months Ended
                                                                              June 30,                     June 30,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                           (in thousands)
Revenues:
   Energy.........................................................   $    19,145    $    22,654    $    74,625  $      73,141
   Real estate finance............................................         4,252          3,971         13,556         12,262
   Corporate......................................................         1,359          1,037          4,612          4,518
                                                                     -----------    -----------    -----------  -------------
                                                                     $    23,756    $    27,662    $    92,793  $      89,921
                                                                     ===========    ===========    ===========  =============


Operating profit (loss):
   Energy.........................................................   $     2,153    $     3,696    $    10,087  $      16,213
   Real estate finance............................................         1,626          1,465          5,329          5,376
   Corporate......................................................        (1,974)        (1,491)        (4,282)        (5,078)
                                                                     -----------    -----------    -----------  -------------

                                                                     $     1,805    $     3,670    $    11,134  $      16,511
                                                                     ===========    ===========    ===========  =============


                                                                                          June 30,      September 30,
                                                                                            2002             2001
                                                                                        -----------     -------------
                                                                                        (Unaudited)
                                                                                              (in thousands)
Identifiable assets:
   Energy.............................................................................  $   178,429       $   172,189
   Real estate finance................................................................      203,178           207,682
   Corporate..........................................................................       82,605            86,593
                                                                                        -----------       -----------

                                                                                        $   464,212       $   466,464
                                                                                        ===========       ===========

         Operating profit (loss) represents total revenues less costs attributable thereto, including interest expense, provision for possible losses, and, with respect to energy and real estate finance, general and administrative expenses, and less depreciation, depletion and amortization. The information presented does not eliminate intercompany transactions of $121,000 and $174,000 in the three months and nine months ended June 30, 2002, respectively, and $36,000 and $86,000 in the three months and nine months ended June 30, 2001, respectively.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2002
                                   (Unaudited)


NOTE 12 - SUBSEQUENT EVENT

         In July 2002, Atlas America, the Company's energy subsidiary, entered into a $75.0 million credit facility led by Wachovia Bank. The revolving credit facility has an initial borrowing base of $45.0 million which may be increased subject to growth in the Company's oil and gas reserves. The facility permits draws based on the remaining proved developed non-producing and proved undeveloped natural gas and oil reserves attributable to the Atlas America's wells and the projected fees and revenues from operation of the wells and the administration of partnerships. Up to $10.0 million of the facility may be in the form of standby letters of credit. The facility is secured by Atlas America's assets. The revolving credit facility has a term ending in July 2005 and bears interest at one of two rates (elected at the borrower's option) which increase as the amount outstanding under the facility increases: (i) Wachovia prime rate plus between 25 to 75 basis points, or (ii) LIBOR plus between 175 and 225 basis points. The credit facility contains financial covenants, including covenants requiring the Company and Atlas America to maintain specified financial ratios, and imposes the following limits: (a) the amount of debt that can be incurred cannot exceed specified levels without the banks' consent; and (b) the energy affiliates may not sell, lease or transfer property without the banks' consent. This credit facility was used to pay off the existing energy revolving credit facility.

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

            o uncertainties inherent in estimating quantities of gas and oil reserves, projecting futures rates of production and the timing of development expenditures;

            o   the availability of capital; and

            o general economic conditions and the existence of regulatory uncertainties.

         In Real Estate Finance:

            o   fluctuations in real property values;

            o   fluctuations in interest rates;

            o changes in current environmental laws or the discovery of contamination on any properties underlying our loans; and

            o changes in national economic conditions or in conditions in the areas in which properties underlying our real estate loans are located.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Overview of Third Quarter of Fiscal 2002

         Our operating results and financial condition for the third quarter of fiscal 2002 reflect the importance to us of our energy operations as shown in the following tables:

                   Revenues as a Percent of Total Revenues(1)

                                                                         Three Months Ended             Nine Months Ended
                                                                              June 30,                     June 30,
                                                                     --------------------------    --------------------------
                                                                         2002           2001          2002           2001
                                                                     -----------    -----------    -----------  -------------
Energy ...........................................................        77%            82%           80%            81%
Real estate finance...............................................        17%            14%           15%            14%


                     Assets as a Percent of Total Assets(2)

                                                                                            June 30,         September 30,
                                                                                              2002               2001
                                                                                        ----------------    ---------------
Energy ...............................................................................         38%                37%
Real estate finance...................................................................         44%                45%

---------------
(1) The balance (6% and 5%, and 4% and 5%, for the three and nine months ended June 30, 2002 and 2001, respectively) is attributable to revenues derived from corporate assets not allocated to a specific industry segment, including cash and the common shares held in RAIT Investment Trust.
(2) The balance (18% at June 30, 2002 and September 30, 2001) is attributable to corporate assets not attributable to a specific industry segment, as referred to in (1).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production costs per equivalent unit in our energy operations during the periods indicated:

                                                                         Three Months Ended             Nine Months Ended
                                                                              June 30,                     June 30,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                      (in thousands, except
                                                                             sales price and production volumes data)
Revenues:
    Production....................................................   $     7,304    $    10,078    $    21,200  $    29,456
    Well drilling.................................................         8,472          8,905         43,211       32,389
    Well services.................................................         1,910          2,115          6,028        6,928
    Transportation................................................         1,338          1,520          4,012        4,282
                                                                     -----------    -----------    -----------  -----------
                                                                     $    19,024    $    22,618    $    74,451  $    73,055
                                                                     ===========    ===========    ===========  ===========
Costs and expenses:
    Production....................................................   $     1,631    $     1,743    $     4,931  $     4,957
    Exploration...................................................           580            644          1,236        1,203
    Well drilling.................................................         7,597          7,718         38,405       26,646
    Well services.................................................         1,085            989          2,993        2,963
    Transportation................................................           516            396          1,574        1,224
    Non-direct....................................................         1,969          2,908          5,100        7,298
                                                                     -----------    -----------    -----------  -----------
                                                                     $    13,378    $    14,398    $    54,239  $    44,291
                                                                     ===========    ===========    ===========  ===========

Production revenues(1):
    Gas...........................................................   $     6,392    $     8,784    $    18,752  $    25,669
    Oil...........................................................   $       930    $     1,187    $     2,443  $     3,586

Production volumes:
    Gas (thousands of cubic feet ("mcf")/day) (1).................        19,239         19,521         19,535       17,944
    Oil (barrels ("bbls")/day)....................................           466            574            463          507

Average sales prices:
    Gas (per mcf).................................................   $      3.65    $      4.94    $      3.52  $      5.24
    Oil (per bbl).................................................   $     21.96    $     22.71    $     19.34  $     25.92

Average production costs:
    (per mcf equivalent unit).....................................   $       .81    $       .83    $       .81  $       .86

----------------
(1) Excludes sales of residual gas and sales to landowners.

         Our natural gas revenues were $6.4 million and $18.8 million in the three months and nine months ended June 30, 2002, a decrease of $2.4 million (27%) and $6.9 million (27%) from $8.8 million and $25.7 million in the three months and nine months ended June 30, 2001. The decreases were due to decreases in the average sales price of natural gas of 26% and 33% for the three months and nine months ended June 30, 2002, respectively. Additionally, volumes decreased 1% and increased 9% in the three months and nine months ended June 30, 2002, respectively. The $2.4 million decrease in gas revenues in the three months ended June 30, 2002 as compared to the prior period consisted of $2.3 million attributable to price decreases and $94,000 attributable to volume decreases. The $6.9 million decrease in gas revenues in the nine months ended June 30, 2002 as compared to the prior period consisted of an $8.4 million decrease attributable to price decreases, partially offset by a $1.5 million increase attributable to volume increases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Results of Operations: Energy - (Continued)

         Our oil revenues were $930,000 and $2.4 million in the three months and nine month periods ended June 30, 2002, a decrease of $257,000 (22%) and $1.1 million (32%) from $1.2 million and $3.6 million in the three months and nine months ended June 30, 2001, due to decreases in production volumes of 19% and 9% in the three months and nine months ended June 30, 2002. In addition, the average sales prices received for oil decreased 3% and 25% in the three months and nine months ended June 30, 2002, as compared to the prior fiscal periods. The $257,000 decrease in oil revenues in the three months ended June 30, 2002 as compared to the prior period consisted of decreases of $218,000 attributable to price decreases and $39,000 attributable to volume decreases. The $1.1 million decrease in oil revenues for the nine months ended June 30, 2002 as compared to the prior period consisted of decreases of $910,000 attributable to price decreases and $233,000 attributable to volume decreases.

         Our well drilling revenues and expenses represent the billings and costs associated with the drilling of wells for partnerships sponsored by Atlas America. The gross profit from drilling operations was $875,000 and $4.8 million in the three months and nine months ended June 30, 2002, a decrease of $312,000 (26%) and $937,000 (16%) from $1.2 million and $5.7 million in the three months and nine months ended June 30, 2001. The decrease in our gross profit margin from 13% and 18% in the three months and nine months ended June 30, 2001 to 10% and 11% in the three months and nine months ended June 30, 2002 arose from an increase in the average cost per well and a change, during the first quarter of fiscal 2002, in the structure of our drilling contracts effective December 2000 to a cost-plus basis from a turnkey basis. Cost-plus contracts protect us in an inflationary environment while limiting our profit margin. Additionally, the first quarter of the prior fiscal year included the benefit of a downward adjustment to our previous estimates of certain costs in connection with a completed drilling program.

         Our well services revenues decreased $205,000 and $900,000 in the three months and nine months ended June 30, 2002, respectively. This decrease was primarily a result of a decrease in gas marketing activities of $288,000 and $983,000 in the three months and nine months ended June 30, 2002, respectively. These decreases were partially offset by increases in well operating revenues due to an increase in the number of wells we operate as a result of new partnership wells drilled during fiscal 2002 and 2001.

         Our transportation revenues, which are derived from our natural gas transportation agreements with partnerships we sponsor, decreased 12% in the three months and 6% in the nine months ended June 30, 2002 as compared to the prior periods. These decreases are a result of a decrease in prices received for natural gas transported by our pipelines, as some of our transportation contracts are based on the price of the gas transported.

         Our transportation expenses increased 30% and 29% in the three months and nine months ended June 30, 2002, respectively, as compared to the prior periods. These increases resulted from higher compressor expenses and costs associated with two small pipelines acquired in fiscal 2001 by Atlas Pipeline Partners.

         Non-direct expenses were $2.0 million and $5.1 million in the three months and nine months ended June 30, 2002, a decrease of $939,000 (32%) and $2.2 million (30%). These expenses include, among other things, non-direct salaries and benefits, the costs of running the energy corporate office and outside services. These decreases were due to the reallocation of costs to our production, drilling, well services and well operations functions.

         Amortization of oil and gas properties as a percentage of oil and gas revenues was 26% in both the three months and nine months ended June 30, 2002 compared to 17% and 15% for the three months and nine months ended June 30, 2001. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Results of Operations: Real Estate Finance

                  The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                         Three Months Ended             Nine Months Ended
                                                                              June 30,                     June 30,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                          (in thousands)
   Revenues:
     Interest.....................................................   $     2,583    $     2,237    $     7,588  $     6,916
     Accreted discount............................................           428          1,427          2,614        4,579
                                                                     -----------    -----------    -----------  -----------
                                                                           3,011          3,664         10,202       11,495
     Gains on resolutions of loans and loan payments in
       excess of the carrying value of loans......................           757            496          2,398          891
     Net rental and fee income....................................           484           (189)           956         (124)
                                                                     -----------    -----------    -----------  -----------
                                                                     $     4,252    $     3,971    $    13,556  $    12,262
                                                                     ===========    ===========    ===========  ===========

   Cost and expenses..............................................   $       693    $       408    $     1,680  $     1,169
                                                                     ===========    ===========    ===========  ===========

         Revenues from our real estate finance operations increased $281,000 (7%) from $4.0 million in the three months ended June 30, 2001 to $4.3 million in the three months ended June 30, 2002. Revenues increased $1.3 million (11%) from $12.3 million in the nine months ended June 30, 2001 to $13.6 million in the nine months ended June 30, 2002. We attribute these changes to the following:

         o An increase of $261,000 (53%) and $1.5 million (169%) in gains from resolution of loans and loan repayments in excess of carrying values in the three and nine months ended June 30, 2002 as compared to the same prior periods. In the three months ended June 30, 2002, we sold one loan having a book value of $1.0 million to RAIT Investment Trust for $1.8 million, resulting in a gain of $757,000. We also sold a loan which had been written down by $500,000 in the previous quarter and by an additional $60,000 in the current quarter, resulting in no gain or loss on the sale of this loan. In the nine months ended June 30, 2002, we sold a total of three loans having book values of $24.2 million for $26.6 million, resulting in gains of $2.4 million. In the three and nine months ended June 30, 2001, we sold two loans having book values of $2.2 million and $22.1 million, respectively, which were resolved for $2.6 million and $23.0 million, respectively, resulting in gains of $460,000 and $795,000, respectively. There was also the repayment of one loan in the three months and two loans in the nine months ended June 30, 2001 in the amounts of $110,000 and $225,000, respectively, having book values of $74,000 and $130,000, respectively, resulting in gains of $36,000 and $96,000.

         o A decrease in interest and accreted discount of $653,000 (18%) and $1.3 million (11%) in the three months and nine months ended June 30, 2002, respectively, primarily resulting from the following:

              - The sale of seven loans, which decreased interest income by $746,000 and $2.8 million in the three months and nine months ended June 30, 2002, respectively, as compared to the three months and nine months ended June 30, 2001.

              - The completion of accretion on eight loans, which decreased interest income by $351,000 and $617,000 in the three months and nine months ended June 30, 2002, respectively, as compared to the three months and nine months ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Results of Operations: Real Estate Finance - (Continued)

              - These decreases were partially offset by an increase in our accretion amount due to increases in our estimated cash flows relating to several properties resulting in an increase in interest income of $241,000 and $666,000 in the three months and nine months ended June 30, 2002, respectively, as compared to the three months and nine months ended June 30, 2001.

              - These decreases were partially offset by an increase in interest income resulting from the purchase of two senior lien interests in two loans in March 2001 in which we previously held subordinated interests, increasing interest income by $203,000 and $1.4 million in the three months and nine months ended June 30, 2002, respectively, as compared to the three months and nine months ended June 30, 2001.

         o An increase in net rental and fee income of $673,000 and $1.1 million to $484,000 and $956,000 in the three months and nine months ended June 30, 2002, respectively. This compared to an expense of $189,000 and $124,000 in the three months and nine months ended June 30, 2001, respectively. These increases resulted from an increase in our equity earnings in one real estate joint venture in which we own a 50% equity interest and a consulting fee of $300,000 received from another real estate joint venture in which we own a 25% equity interest.

         Gains on resolutions of loans and loan payments in excess of the carrying value of loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

         Costs and expenses of our real estate finance operations were $693,000 and $1.7 million in the three months and nine months ended June 30, 2002, respectively, an increase of $285,000 (70%) and $511,000 (44%) from $408,000 and
$1.2 million in the same periods of the prior fiscal year. The increase was primarily a result of an increase in professional fees of $317,000 in the nine months ended June 30, 2002, associated with ongoing litigation regarding one of our real estate loans. In addition, wages and benefits increased $139,000 in the nine months ended June 30, 2002 as a result of the addition of a new president and other personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate joint ventures and to direct the resolution of these mortgages and the disposition of the underlying properties.

Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $1.4 million and $4.6 million in the three months and nine months ended June 30, 2002, respectively, an increase of $322,000 (31%) and $94,000 (2%) as compared to $1.0 million and $4.5 million during the three months and nine months ended June 30, 2001, respectively. Increases for the three months and nine months ended June 30, 2002 as compared to the three months and nine months ended June 30, 2001 are as follows:

                                                  Three Months Ended      Nine Months Ended
                                                     June 30, 2002          June 30, 2002
                                                    as compared to         as compared to
                                                  Three Months Ended      Nine Months Ended
                                                     June 30, 2001          June 30, 2001
                                                  --------------------   -------------------
                                                               (in thousands)
Interest income...................................  $      (175)            $   (1,539)
Dividend income...................................          220                    926
Gains on sale of property and equipment...........          149                    316
Other.............................................          128                    391
                                                    -----------             ----------
                                                    $       322             $       94
                                                    ===========             ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)

Results of Operations: Other Revenues, Costs and Expenses -  (Continued)

         Interest income decreased due to decreases in our cash balances from the sale of our small ticket leasing subsidiary for the three months and nine months ended June 30, 2002 from those in the comparable prior fiscal year periods, as well as to lower rates on those funds invested. Gains on sales of property and equipment increased primarily due to the sale of certain assets which were not located within the Appalachian basin. Dividend income increased primarily from our additional share ownership in RAIT Investment Trust.

         Our general and administrative expenses increased $557,000 (34%) to $2.2 million, and $855,000 (21%) to $5.0 million, in the three months and nine months ended June 30, 2002, from $1.6 million and $4.2 million in the three and nine month periods ended June 30, 2001, respectively. These increases primarily resulted from increases in salaries and benefits including health insurance, increases in our donations and professional services.

         Our interest expense was $3.1 million and $9.5 million in the three months and nine months ended June 30, 2002, respectively, a decrease of $503,000 (14%) and $1.8 million (16%) from $3.6 million and $11.3 million for the three months and nine months ended June 30, 2001, respectively. These decreases primarily resulted from our purchase of $7.7 million of our 12% senior subordinated notes since June 30, 2001, which reduced interest by $226,000 and $584,000 for the three months and nine months ended June 30, 2002, respectively. In addition, a reduction in borrowings and lower rates received by our real estate finance division decreased interest expense by $379,000 and $846,000 in the three months and nine months ended June 30, 2002, respectively.

         The minority interest in Atlas Pipeline Partners owned by unitholders other than ourselves represents approximately 48% of the net earnings of Atlas Pipeline Partners. Because we own more than 50% of Atlas Pipeline Partners, it is included in our consolidated financial statements and the ownership by the other unitholders is shown as a minority interest. The minority interest in Atlas Pipeline Partners earnings was $568,000 and $2.0 million for the three months and nine months ended June 30, 2002, respectively, as compared to $895,000 and $3.5 million for the three months and nine months ended June 30, 2001, a decrease of $327,000 (37%) and $1.5 million (44%), respectively. These decreases were the result of a decrease in net income of these gas gathering operations principally due to decreases in the transportation fees received by Atlas Pipeline Partners as a result of reductions in natural gas prices upon which many of those fees are based.

         Our provision for possible losses decreased $57,000 to $93,000 in the three months ended June 30, 2002 from $150,000 in the three months ended June 30, 2002, as a result of the realization of amounts previously written off due to the bankruptcy filing of an energy customer, partially offset by an increase in our provision for possible losses of $60,000 in our real estate segment, associated with the write-down and subsequent disposal during the current fiscal quarter, of one real estate loan.

         Our provision for possible losses increased $87,000 to $893,000 in the nine months ended June 30, 2002 from $806,000 in the nine months ended June 30, 2001 as a result of a $560,000 increase in the provision for possible losses associated with the write-down of one real estate loan which was sold during the current fiscal quarter, offset by the realization of $117,000 which was previously written off due to the bankruptcy filing of an energy customer who filed for bankruptcy in the nine months ended June 30, 2001 which resulted in a charge to the provision for possible losses of $356,000.

         Our effective tax rate decreased to 32% in the nine months ended June 30, 2002 as compared to 35% in the nine months ended June 30, 2001 as a result of a decrease in the amortization of goodwill in the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)

Discontinued Operations and Cumulative Effective of Change in Accounting
Principle

         In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets", our decision to dispose of Optiron is shown as discontinued operations for both the three months and nine months ended June 30, 2002 and 2001. Optiron is an energy technology company in which we hold a 50% equity interest and account for using the equity method.

         The cumulative effect of change in accounting principle relates to our equity method of accounting for Optiron which adopted SFAS 142 on January 1, 2002. This adoption resulted in an impairment and write down of goodwill on their books associated with the on-going viability of their product with which the goodwill was associated.

Liquidity and Capital Resources

         General. Following the sale of our equipment leasing operations, our major sources of liquidity have been the proceeds from that sale, funds generated by operations, funds raised from investor partnerships relating to our energy operations, resolutions of real estate loans and borrowings under our existing energy and real estate finance credit facilities. We have employed these funds principally in the expansion of our energy operations and the repurchase of our senior notes and common stock. The following table sets forth our sources and uses of cash for the periods indicated:

                                                      Nine Months Ended
                                                 --------------------------
                                                          June 30,
                                                 --------------------------
                                                      2002         2001
                                                 -----------    -----------
                                                       (in thousands)

Provided by operations.........................  $     5,373    $    14,686
Used in investing activities...................      (17,258)       (20,714)
Used in financing activities...................       (8,296)       (55,086)
Used by discontinued operations................       (1,617)        (2,225)
                                                 -----------    -----------
                                                 $   (21,798)   $   (63,339)
                                                 ===========    ===========

         Our working capital at June 30, 2002 was $11.6 million, a decrease of $7.2 million from $18.7 million at September 30, 2001. Our long-term debt (including current maturities) to total capital ratio at June 30, 2002 was 38% as compared to 39% at September 30, 2001. We had $26.9 million in cash and cash equivalents on hand at June 30, 2002, as compared to $48.6 million at September 30, 2001. Our ratio of earnings to fixed charges was 2.4 to 1.0 in the nine months ended June 30, 2002 as compared to 2.8 to 1.0 in the nine months ended June 30, 2001.

         Operating activities. Cash provided by operating activities decreased $9.3 million to $5.4 million for the nine months ended June 30, 2002 as compared to $14.7 million for the nine months ended June 30, 2001. The decrease is primarily related to the following:

         o A decrease of $12.1 million in deferred revenue on drilling contracts primarily attributable to the timing of our receipt of investor funds from our drilling partnership syndication and subsequent use of those funds in our drilling activities. This decrease was substantially the result of the following:

              - An increase in deferred revenue on drilling contracts for the nine months ended June 30, 2001 of $4.5 million, and

              - a decrease in deferred revenue on drilling contracts for the nine months ended June 30, 2002 of $7.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)

Liquidity and Capital Resources - (Continued)

         o Decreases of $5.5 million in accounts payable primarily due to a difference in the timing of our receipt of cash for gas and oil production which was subsequently distributed to well interest owners in the first quarter of the next fiscal year at September 30, 2001 compared to September 30, 2000.

         o Increases of $8.2 million due to greater amounts owed and paid for income taxes through the nine months ended June 2001 as a result of our higher income in the period as compared to the nine months ended June 2002.

         Investing activities. Cash used in investing activities decreased $3.4 million for the nine months ended June 30, 2002 to $17.3 million compared to $20.7 million for the nine months ended June 30, 2001, principally as a result of the following:

         o Investments in real estate loans and ventures decreased $4.8 million. We purchased two loan participations in loans where we previously held junior interests in the second quarter of fiscal 2001 for $21.6 million as compared to the purchase of five participations in loans where we previously held junior interests for $12.9 million in the current fiscal period. We also invested $4.2 million in existing loans in the nine months ended June 30, 2002, while investing $1.8 million in these loans in fiscal 2001. In addition, in fiscal 2002, we invested $1.5 million in one real estate joint venture. There were no such investments in fiscal 2001.

         o Payments on notes receivable and proceeds from assets sales decreased $2.2 million primarily due to an expected decrease in principal payments of $2.4 million on our note receivable related to the disposal of our leasing subsidiary

         o Investments in other assets deceased $855,000. In the nine months ended June 30, 2002, we purchased $1.9 million in RAIT shares as compared to $4.9 million in RAIT shares in the nine months ended June 30, 2001, resulting in a decrease of $3.0 million. This decrease was partially offset by increased investments by our small equipment leasing group in the current year and a final payment of $2.3 million under the purchase agreement relating to Viking Resources in the prior year.

         Financing activities. Cash used in financing activities decreased $46.8 million to $8.3 million in the nine months ended June 30, 2002. This decrease was primarily due to our "Dutch Auction" tender offer in the prior fiscal period, in which we repurchased 6.3 million common shares for $57.0 million whereas in the nine months ended June 30, 2002, we repurchased 102,400 shares for $989,000.

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

Contractual Obligations and Commercial Commitments

         The following tables set forth our obligations and commitments as of June 30, 2002.

                                                                            Payments Due By Period (in thousands)
                                                             ---------------------------------------------------------------------
   Contractual cash obligations:                              Less than            1 - 3             4 - 5            After 5
                                               Total            1 Year             Years             Years             Years
                                           --------------    -------------    ----------------    -------------    ---------------
   Long-term debt......................     $   148,060      $     3,096       $   142,319        $     2,633        $      12
   Capital lease obligations...........               -                -                 -                  -                -
   Operating leases....................           5,287            1,757             2,120              1,410                -
   Unconditional purchase obligations..               -                -                 -                  -                -
   Other long-term obligations.........               -                -                 -                  -                -
                                            -----------      -----------       -----------        -----------        ---------
   Total contractual cash obligations..     $   153,347      $     4,853       $   144,439        $     4,043        $      12
                                            ===========      ===========       ===========        ===========        =========

                                                                  Amount of Commitment Expiration Per Period (in thousands)
                                                             ---------------------------------------------------------------------
   Other commercial commitments:                              Less than            1 - 3             4 - 5            After 5
                                              Total             1 Year             Years             Years             Years
                                           -------------     -------------    ----------------    ------------    ----------------
   Lines of credit.....................     $         -      $         -       $          -        $        -       $         -
   Standby letter of credit............           2,165            2,165                  -                 -                 -
   Guarantees..........................           2,426              132              2,294                 -                 -
   Standby replacement commitments.....          10,591            2,742              7,849                 -
   Other commercial commitments........         198,039            2,415             64,189             4,162           127,273
                                            -----------      -----------       ------------        ----------       -----------
   Total commercial commitments........     $   213,221      $     7,454       $     74,332        $    4,162       $   127,273
                                            ===========      ===========       ============        ==========       ===========

         We have in the past sold participations in real estate loans which were structured to meet the criteria for sale under generally accepted accounting principles. As such, these amounts were removed from our balance sheet and included above.

         We also have contingent liabilities in connection with senior lien financing with respect to five of our loans included in "Other Commercial Commitments" on the above table. The senior lien loans are with recourse only to properties securing them subject to certain standard exceptions, which we have guaranteed. These exceptions relate principally to the following:

         o fraud or intentional misrepresentation in connection with the loan documents;
         o misapplication or misappropriation of rents, insurance proceeds or condemnation awards during continuance of any event of default or, at any time, of tenant security deposits or advance rents;
         o payments of fees or commissions to various persons related to borrower or us during an event of default, except as permitted by the loan documents;
         o failure to pay taxes, insurance premiums or specific other expenses, failure to use property revenues to pay property expenses, and commission of criminal acts or waste with respect to the property;
         o    environmental violations; and
         o    the undismissed or unstayed bankruptcy or insolvency of borrower.

         We believe that none of the guarantees must be included in our consolidated financial statements based on our assessment that the likelihood of our being required to pay any claims under any of them is remote under the facts and circumstances pertaining to each of them.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)

Transactions with Related Parties

         We have invested in three limited partnerships which in March 2002 purchased for $18.9 million three properties adjacent to the office building and garage in which our executive offices are located and in which we own a 50% interest. Initial financing was provided by RAIT Investment Trust ("RAIT") which retains a $4.6 million mezzanine loan at 14% per annum, maturing in July 2004. RAIT's remaining loan, which is in the process of being repaid by additional borrowings from unaffiliated institutions, is subordinate to a $9.0 million first mortgage loan provided by an unaffiliated bank. Our investment represents a 25% interest in the venture, purchased for $1.5 million in cash. In connection with the financing of this transaction, we received a $300,000 consulting fee.

         In June 2002, we sold a mortgage loan having a book value of $1.0 million to RAIT for $1.8 million, recognizing a gain of $757,000.

         We, along with an unaffiliated co-venturer, have organized a venture to acquire approximately $300.0 million of Trust Preferred Securities issued by financial institutions. The equity portion of this program closed in June 2002 and raised $27.4 million from a group of limited partner investors (including $2.8 million invested by us). We will receive administrative and collateral management fees for co-managing the venture, and will earn and receive a return on our limited partner investment. We will also receive a carried interest in the venture. The venture was originated and developed in large part by Daniel Cohen, whose company will continue to provide consulting services to us in connection with the venture and will receive 10% of the cash received by us. In addition, Mr. Cohen's company will be reimbursed for expenses, including salaries and overhead, incurred on behalf of the venture (of which $250,000 has already been paid, and an additional $150,000 was reimbursed by the venture). Daniel Cohen is a director of the Company, the son of the Company's chief executive officer and the brother of the Company's chief operating officer.

         In connection with the Supplemental Employee Retirement Plan established pursuant to our employment agreement with Edward E. Cohen, our chairman and chief executive officer, we entered into a split-dollar insurance arrangement under which we pay a portion of the premiums under a life insurance policy with respect to Mr. Cohen, with reimbursement of such premiums due upon the occurrence of specified events, including Mr. Cohen's death. Under the recently enacted Sarbanes-Oxley Act of 2002, the future payment of premiums by us under this arrangement may be deemed to be a prohibited loan by us to Mr. Cohen. Since the next premium payment under this arrangement is not due until April 2003, we have deferred any decision relating to this arrangement until the application of the Sarbanes-Oxley Act has been clarified. We cannot predict the effect, if any, that cancellation of the arrangement might entail.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the "Notes to the Consolidated Financial Statements" in Item 8 of our 10-K Report for the fiscal year ended September 30, 2001.

Accounts Receivable and Investments in Real Estate Loans and Allowance for Possible Losses

         Credit extension, monitoring, and collection are performed by each of our business segments. In energy, we also perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of our customer's credit information. We extend credit on an unsecured basis to many of our energy customers.

         We continuously monitor collections and payments from our borrowers/customers and maintain a provision for estimated losses based upon our historical experience and any specific borrower/customer collection issues that we have identified. Accounts and loans receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular borrower/customer or general to all borrowers/customers in each of our two business segments. As of June 30, 2002 and September 30, 2001, we had accounts and notes receivable and investments in real estate loans of $197.3 million and $207.9 million, net of allowance for possible losses of $ $3.0 million and $2.6 million, respectively. We believe our allowance for possible losses is adequate at June 30, 2002. However, an adverse change in the facts and circumstances with regard to one of our larger loans could cause us to experience a loss in excess of our allowance. At June 30, 2002, our credit evaluations have indicated that we had no need for an allowance for possible losses for our oil and gas receivables.

         We believe the level of our allowance for possible losses is reasonable based on our experience and our analysis of the net realizable value of our receivables at June 30, 2002. We cannot guarantee that we will continue to experience the same loss rates that we have experienced in the past since adverse changes in the oil and gas and real estate markets, or changes in the liquidity or financial position of our borrowers/customers, could have a material adverse effect on the collectibility of our receivables and our future operating results. If losses exceed established allowances, our results of operation and financial condition may be adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Critical Accounting Policies - (Continued)

Successful Efforts Method Of Accounting

         We account for our oil and gas exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but such costs are charged to expense if and when the well is determined not to have found reserves in commercial quantities. In most cases, a gain or loss is recognized for sales of producing properties.

         The application of the successful efforts method of accounting requires management's judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. The evaluation of oil and gas leasehold acquisition costs requires management's judgment to estimate the fair value of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively impair leasehold positions.

Reserve Estimates

         Our estimates of our proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports and may affect our ability to pay the notes. Our properties also may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Critical Accounting Policies - (Continued)

Impairment of Oil and Gas Properties

         We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows from our oil and gas properties and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties and there can be no assurance that such impairments will not be required in the future.

Business Combinations

         Our energy operations have grown substantially through the acquisition of several companies. These acquisitions were accounted for using the purchase method of accounting, and recent accounting pronouncements require that all future acquisitions be accounted for using the purchase method.

         Under the purchase method, the acquiring company adds to its balance sheet the estimated fair values of the acquired company's assets and liabilities. Any excess of the purchase price over the fair values of the tangible and intangible net assets acquired is recorded as goodwill. As of January 1, 2002, the accounting for goodwill has changed. In prior years, goodwill was amortized. As of January 1, 2002, goodwill and other intangibles with an indefinite useful life are no longer amortized, but instead are assessed for impairment at least annually. We have recorded goodwill in connection with several acquisitions of assets. There can be no assurance that we may not do so in the future.

         There are various assumptions made by us in determining the fair values of an acquired company's assets and liabilities. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of the oil and gas properties acquired. To determine the fair values of these properties, we prepare estimates of oil and natural gas reserves. These estimates are based on work performed by our engineers and outside petroleum reservoir consultants. The judgments associated with the estimation of reserves are described earlier in this section. The fair value of the estimated reserves acquired in a business combination is then calculated based on our estimates of future oil and natural gas prices. Our estimates of future prices are based on our analysis of pricing trends. Our estimates of future prices are applied to the estimated reserve quantities acquired to arrive at estimates of future net revenues. For estimated proved reserves, the future net revenues are then discounted to derive a fair value for such reserves. We also apply these same general principles in arriving at the fair value of unproved reserves acquired in a business combination. These unproved reserves are generally classified as either probable or possible reserves. Because of their very nature, probable and possible reserve estimates are less precise than those of proved reserves. Generally, in our business combinations, the determination of the fair values of oil and gas properties requires more judgment than the estimates of fair values for other acquired assets and liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Critical Accounting Policies - (Continued)

Future Development and Abandonment Costs

         Future development costs include costs incurred to obtain access to proved reserves, including drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our wells and related structures and restoration costs of land. We develop estimates of these costs for each of our properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment.

Goodwill and Other Long-Lived Assets

         We make estimates regarding the fair value of our reporting units in assessing potential impairment of goodwill. In addition, we make estimates regarding future undiscounted cash flows from the future use of other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

         In assessing impairment of goodwill, we use estimates and assumptions in estimating the fair value of reporting units. If under these estimates and assumptions we determine that the fair value of a reporting unit has been reduced, the reduction is realized as an "impairment" of goodwill. However, future results could differ from the estimates and assumptions we use. Events or circumstances which might lead to an indication of impairment of goodwill would include, but might not be limited to, prolonged decreases in expectations of long-term well servicing and/or drilling activity or rates brought about by prolonged decreases in natural gas or oil prices, changes in government regulation of the natural gas and oil industry or other events which could affect the level of activity of exploration and production companies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited) - (Continued)


Recently Issued Financial Accounting Standards

         Recently FASB issued SFAS 143 and SFAS 144. SFAS 143 establishes requirements for the accounting for removal costs associated with asset retirements and SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged, and SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 143 on our consolidated financial statements. The adoption of SFAS 144 resulted in the classification of our investment in Optiron as a discontinued operation.

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" as issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 did not have a material effect on our consolidated financial position or results of operations.

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We have not yet adopted SFAS 146 nor determined the effect of the adoption of SFAS 146 on our consolidated financial position or results of operations.

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

         The following analysis presents the effect on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2002. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the business.

         Energy. At June 30, 2002, the amount outstanding under a revolving loan attributable to our energy operations increased to $42.8 million from $41.2 million at September 30, 2001. The weighted average interest rate for this facility decreased from 5.67% at September 30, 2001 to 4.6% at June 30, 2002 due to a decrease in market index rates used to calculate the facility's interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net income would change by approximately $200,000.

         We have a $10.0 million revolving credit facility to fund the expansion of Atlas Pipeline Partners' existing gathering systems and the acquisitions of other gas gathering systems. In the nine months ended June 30, 2002, we drew $1.7 under this facility. The balance outstanding as of June 30, 2002 is $3.7 million. At June 30, 2002, the weighted average interest rate was 3.4%. A hypothetical 10% change in the average interest rate applicable to this debt would result in an immaterial change in our earnings, cash flow and financial position.

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

         We set forth in the following table our natural gas hedge transactions in place as of June 30, 2002. The total fiscal 2002 hedged natural gas volumes represent approximately 8% of our fiscal 2001 total gas production. A 10% variation in the market price of natural gas from its levels at June 30, 2002 would not have a material impact on our net assets, net earnings or cash flows as derived from commodity option contracts.

                                                                                       Weighted
                                                                                        Average
                                    Volumes                                           Settlement
                                  Natural Gas           Settlement Date                  Price                Unrealized
      Open contracts                 (Dth)               Quarter Ended                  Per Dth              Gains (Losses)
      --------------             -----------         ------------------------        ------------            --------------
            20                        56,000         September 2002                  $      3.18             $    (4,600)
            19                        53,200         December 2002                   $      3.30                 (18,100)
            27                        75,600         March 2003                      $      3.51                 (30,500)
            83                       232,400         June 2003                       $      3.48                 (58,200)
            81                       226,800         September 2003                  $      3.56                 (57,600)
           ---                   -----------                                                                 -----------
           230                       644,000                                         $      3.47             $  (169,000)
           ===                   ===========                                         ===========             ===========

         Real Estate Finance. The following information is based on our loans that are not interest rate sensitive. During the nine months ended June 30, 2002, our outstanding loans receivable (to our interest) decreased $437,000 (.15%) to $291.9 million in the aggregate and the carried cost of our loans decreased $5.5 million (3%) to $184.2 million in the aggregate. The principal balance of related senior lien interests decreased $18.4 million (8%) to $202.3 million in the aggregate. These changes were principally attributable to the repayment of two senior lien interests and the resolution of two loans.

         The interest rate payable with respect to the senior lien interest underlying one loan in our portfolio that may be deemed to be interest rate sensitive remained unchanged due to our purchase of an interest rate swap which locked in the interest pay rate at 8.8%. Although the stated interest rate on the loan continues to fluctuate over LIBOR, we pay only the 8.8% locked-in rate. If the effective rate for a particular payment period is greater than the locked-in rate, we receive the benefit of this difference.

         The interest rates on our real estate revolving lines of credit, which are at the prime rate minus 1% for the outstanding $6.4 million line at Hudson United Bank and at prime for the outstanding $13.8 million and $5.0 million lines of credit at Sovereign Bank, decreased during the period ended June 30, 2002 because there were three decreases in the defined prime rate. This defined rate was the "prime rate" as reported in The Wall Street Journal (4.75% at June 30, 2002). A hypothetical 10% change in the average interest rate applicable to these lines of credit would change our net income by approximately $130,000.

         We also have a $10.0 million term loan agreement. The loan bears interest at the three month LIBOR rate plus 350 basis points adjusted annually. Principal and interest is payable monthly based on a five year amortization schedule maturing on October 31, 2006. At June 30, 2002, $8.3 million was outstanding on this loan at an interest rate of 5.6%. A hypothetical 10% change in the average interest rate applicable to this loan would change our net income by approximately $50,000.

         In June 2002, we established a $5.0 million revolving line of credit with Commerce Bank. The facility has a term of two years and bears interest at one of two rates (elected at the borrower's option); (i) the prime rate, or (ii) LIBOR plus 250 basis points; both of which are subject to a floor of 5.5% and a ceiling of 9.0%. As of June 30, 2002, we had no outstanding borrowings under this facility.

         In June 2002, LEAF Financial Corporation, our equipment-leasing subsidiary, entered into a $10.0 million secured revolving credit facility with National City Bank. The facility is guaranteed by us and has a term of 364 days. Outstanding loans will bear interest at one of two rates (elected at borrower's option); (i) the lender's prime rate plus 200 basis points, or (ii) LIBOR plus 300 basis points. As of June 30, 2002, the balance outstanding was $1.2 million at an average interest rate of 4.75%. A hypothetical 10% change in the average interest rate on this facility would have an immaterial effect on our earnings, cash flow and financial position.

         Due to the current interest rate environment, we have been negotiating with our senior lienholders to reduce the interest rates on our senior liens. In the nine months ended June 30, 2002, we have negotiated interest rate reductions with three of our senior participants.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         We are a defendant, together with certain of our officers and directors and our independent auditor, Grant Thornton LLP, in consolidated actions that were instituted on October 14, 1998 in the U.S. District Court for the Eastern District of Pennsylvania by stockholders, putatively on their own behalf and as class actions on behalf of similarly situated stockholders, who purchased shares of our common stock between December 17, 1997 and February 22, 1999. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as the result of misstatements and omissions allegedly contained in our periodic reports and a registration statement filed with the SEC. We have agreed in principle to settle this matter for a maximum of $7.0 million, of which $5.0 million will be paid by two of our directors' and officers' liability insurers. We will seek to obtain the balance of $2.0 million through an action against a third insurer who has not agreed to participate in the settlement. Plaintiffs have agreed in principle to reduce the settlement amount by 50% of the amount by which the $2.0 million exceeds the net recovery from the insurer.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on April 29, 2002, the stockholders elected certain directors to serve until the 2005 Annual Meeting of Stockholders and ratified the adoption of the Company's 2002 Key Employee Stock Option Plan and 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan.

                                                                       For           Against       Abstained      Withheld
                                                                  ------------       -------       ---------      --------
Election as a director of the Company of:
   Carlos Campbell...............................................   15,250,148               -              -       964,416
   Edward E. Cohen...............................................   14,590,082               -              -     1,624,482
   Scott F. Schaeffer............................................   15,252,676               -              -       961,888

Approval of the 2002 Key Employee Stock Option Plan..............   12,645,870       3,513,527         55,166             -
Approval of the 2002 Non-Employee Director Deferral
   and Deferred Compensation Plan................................   12,999,468       3,158,753         56,342             -

                                       37

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

                  10.1               Contribution Agreement among Vulcan Intermediary, L.L.C., New Vulcan Coal Holding,
                                     L.L.C., Atlas Pipeline Partners GP, LLC, Atlas Pipeline Partners, L.P. and Resource
                                     America, Inc. (1)

                  99.1               Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section
                                     906 of The Sarbanes-Oxley Act of 2002

                  99.2               Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section
                                     906 of the Sarbanes-Oxley Act of 2002

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

Date:  August 14, 2002                  By:      /s/ Steven J. Kessler
       ---------------                           ---------------------
                                                 STEVEN J. KESSLER
                                                 Senior Vice President and
                                                 Chief Financial Officer


Date:  August 14, 2002                  By:      /s/ Nancy J. McGurk
       ---------------                           -------------------
                                                 NANCY J. McGURK
                                                 Vice President-Finance and
                                                 Chief Accounting Officer