Form 10-K
period 2002-09-30
RESOURCE AMERICA INC
filed 2002-12-30
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-4408

                             RESOURCE AMERICA, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        72-0654145
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

              1845 Walnut Street
                 Suite 1000
              Philadelphia, PA                                 19103
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code: (215) 546-5005 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on December 20, 2002, was approximately $136.3 million.

The number of outstanding shares of the registrant's common stock on December 20, 2002 was 17,382,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant's 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                        RESOURCE AMERICA, INC. AND SUBSIDIARIES
                                                 INDEX TO ANNUAL REPORT
                                                      ON FORM 10-K

PART I                                                                                                          Page
                                                                                                                ----
     Item 1:    Business..................................................................................      3 - 27
     Item 2:    Properties................................................................................     28 - 31
     Item 3:    Legal Proceedings.........................................................................          32
     Item 4:    Submission of Matters to a Vote of Security Holders.......................................          32

PART II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.....................          33
     Item 6:    Selected Financial Data...................................................................     34 - 35
     Item 7:    Management's Discussion and Analysis of Financial Condition
                    and Results of Operation..............................................................     36 - 53
     Item 7A:   Quantitative and Qualitative Disclosures about Market Risk................................     54 - 59
     Item 8:    Financial Statements and Supplementary Data...............................................     60 - 98
     Item 9:    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................................................          98

PART III
     Item 10:   Directors and Executive Officers of the Registrant........................................          99
     Item 11:   Executive Compensation....................................................................          99
     Item 12:   Security Ownership of Certain Beneficial Owners and Management............................          99
     Item 13:   Certain Relationships and Related Transactions............................................          99
     Item 14:   Controls and Procedures...................................................................         100

PART IV
     Item 15:   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   100 - 102

SIGNATURES................................................................................................         103

CERTIFICATIONS............................................................................................   104 - 105








                                                           2

                                     PART I

ITEM 1.  BUSINESS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE REGISTRANT'S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE REGISTRANT'S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN FORWARD-LOOKING STATEMENTS. IN OUR ENERGY BUSINESS, THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, LACK OF REVENUES, COMPETITION, NEED FOR ADDITIONAL CAPITAL, RISKS ASSOCIATED WITH EXPLORING, DEVELOPING, AND OPERATING OIL AND NATURAL GAS WELLS, AND FLUCTUATIONS IN THE MARKET FOR NATURAL GAS AND OIL. IN REAL ESTATE, THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, RISKS OF LOAN DEFAULTS, ADEQUACY OF OUR PROVISION FOR LOSSES AND ILLIQUIDITY OF OUR PORTFOLIO.

General

         We are a proprietary asset management company that uses industry specific expertise to generate and administer investment opportunities for our own account and for outside investors in the energy, real estate and financial services sectors. As a proprietary asset manager, we seek to develop investment entities in which outside investors invest along with us and for which we manage the assets acquired, pursuant to long-term management and operating agreements. We limit our investment vehicles to investment areas where we own existing operating companies or have specific expertise. We believe this strategy enhances our return on investment as well as that of our third party investors. We typically receive an interest in the investment entity in addition to the interest resulting from our investments. We managed approximately $1.2 billion in assets in these sectors at the end of fiscal 2002, as follows:

         o $360 million of energy assets (31%)(1),
         o $628 million of real estate assets (54%)(2) and
         o $169 million of financial service assets (15%)(3).

         During fiscal 2002, we continued developing our energy operations, which account for approximately 81% of our total revenues and 39% of our total assets. We increased our average financial interests in wells we drilled. As a result, the number of gross wells we drilled decreased 2% and the number of net wells increased 5% in fiscal 2002 as compared to fiscal 2001. Moreover, our production for our account of natural gas increased by 12% and the revenues from our drilling activities increased by 28%. We have undertaken new initiatives in real estate finance and financial services by sponsoring a private real estate investment partnership, a public equipment leasing partnership and two investment partnerships formed to acquire the trust preferred securities of small to mid-size regional banks and bank holding companies. These new investment entities are in their offering stages (except for one of the trust preferred securities entities which completed its offering in the first quarter of fiscal 2003). We intend to develop similar programs in the future.

         Energy. Our energy operations focus on the development, production and transportation of natural gas and, to a lesser extent, oil in the Appalachian Basin. While we have been involved in the energy industry since 1976, we began to expand our energy operations during fiscal 1999. We have funded our development and production operations primarily by sponsoring drilling investment partnerships. Since the beginning of fiscal 1999 through September 30, 2002, we have raised approximately $149.0 million in 13 separate drilling investment partnerships. During that period, we drilled 815 gross wells in the Appalachian Basin and completed approximately 99% as producing wells. We, and our drilling investment partnerships, own interests in approximately 5,000 wells, 85% of which we operate. At September 30, 2002, proved reserves net to our interest were approximately 134.5 Bcfe (4) with a PV-10 value (5) of $132.5 million. Of these reserves, 92% were natural gas and 71% were classified as proved developed reserves. At September 30, 2002, we managed an additional 182.6 Bcfe of proved reserves with a PV-10 value of $199.9 million for our drilling partnerships and others. Of these reserves, 88% are natural gas, substantially all of which are classified as proved developed reserves. As of September 30, 2002, we had an acreage position of approximately 488,000 gross (407,000 net) acres, of which 223,000 gross (213,000 net) acres were undeveloped. We have identified over 400 potential drilling locations on our acreage, of which 276 are classified as proved undeveloped locations.

         We own 51% of Atlas Pipeline Partners, a publicly held master limited partnership which trades on the American Stock Exchange. At September 30, 2002, Atlas Pipeline Partners owned approximately 1,400 miles of intrastate gathering systems located in eastern Ohio, western New York and western Pennsylvania, to which approximately 4,100 natural gas wells were connected.

------------------
(1) We value our managed energy assets as the sum of the PV-10 value, as of September 30, 2002, of the proved reserves owned by us and the investment partnerships and other entities whose assets we manage, plus the book value, as of September 30, 2002, of the totals assets of Atlas Pipeline Partners, L.P., a publicly traded (AMEX: APL) natural gas pipeline master limited partnership of which we are the general partner and principal owner.

(2) We value our managed real estate assets as the sum of the amount of our outstanding loan receivables plus the book value of our interests in real estate ventures as of September 30, 2002.

(3) We value our financial services assets as the sum of book values of equipment held by equipment leasing investment partnerships we managed as of September 30, 2002, and the cost of securities acquired by a venture which we co-manage that acquired trust preferred securities of regional banks and bank holding companies.

(4) "Mcfe," "Mmcfe" and "Bcfe" mean thousand cubic feet equivalent, million cubic feet equivalent and billion cubic feet equivalent, respectively. Natural gas volumes are converted to barrels or "Bbls", of oil equivalent using the ratio of six thousand cubic feet, or "Mcf" of natural gas to one Bbl of oil and are stated as the official temperature and pressure bases of the area in which the reserves are located.

(5) "PV-10 value" means, in accordance with SEC guidelines, the estimated future net cash flow to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property or non-production related expenses such as general administrative expenses, debt service or future income tax expense, or to depreciation, depletion and amortization.

         Real Estate Finance. We manage for our own account a portfolio of commercial real estate loans and interests in real properties from which we receive interest payments and cash distributions. In addition, we sponsored and are the largest shareholder of RAIT Investment Trust, a publicly-traded real estate investment trust (NYSE: RAS) that originates or acquires real estate loans and, to a lesser extent, interests in real properties. As of September 30, 2002, RAIT had a market capitalization and stockholders' equity of $373.6 million and $266.5 million, respectively.

         From fiscal 1991 through fiscal 1999, we focused on loan acquisition and resolution. We have not acquired any new loans since fiscal 1999 although, as part of our portfolio management activities, we have purchased senior lien interests relating to properties in which we hold junior lien interests and have invested in three partnerships involving properties adjacent to a property in which we have an interest. In fiscal 2002, we decided to pursue development of our real estate operations through the sponsorship of real estate investment partnerships. We currently are a sponsor of one private real estate partnership, which is in the offering stage. This partnership is focused on the purchase of multifamily apartment buildings. We will provide real estate management and advisory services to the partnership. We anticipate this fund closing in March 2003.

         Financial Services. Our financial services operations currently focus on managing investment partners that invest in equipment leasing and entities that invest in trust preferred securities of small to mid-size regional banks and their holding companies.

         We manage equipment leasing assets through a company we acquired in 1995 that acts as the general partner and manager of four public equipment leasing partnerships. We intend to develop our equipment leasing operations through the sponsorship of new equipment leasing partnerships. We have sponsored one public equipment leasing partnership which is currently in the offering stage. Previously, in 1996, we had started a proprietary equipment leasing business which, by 2000, held over $600 million in equipment leasing assets. On August 1, 2000, we sold this business to European American Bank, a subsidiary of ABN AMRO Bank, N.V., for $583 million, including assumption of debt of $431 million, subject to certain indemnification obligations. For information on the status of these obligations, refer to "Obligations Relating to Discontinued Operations.

         We manage trust preferred securities assets through a limited liability company of which we are a 50% owner. The limited liability company manages a trust preferred securities portfolio owned by another limited liability company that issues collateralized debt obligations secured by that portfolio, as the "CDO issuer." We also are the 50% owner of the general partner of, and have invested $2.8 million in a limited partnership that acquired the equity interest of the CDO issuer. We have co-sponsored, with a third party, a second trust preferred securities investment similar to the first, which is currently in the offering stage.

         For financial information about our operating segments, see Note 16, "Operating Segments and Major Customers," to our "Consolidated Financial Statements". We do not separately report financial information for our financial services operating segment because it does not represent at least 10% of our assets, revenues, profits or losses.

Energy

         General. We concentrate our energy operations in the Western New York, Eastern Ohio and Western Pennsylvania region of the Appalachian Basin. As of September 30, 2002, we owned proved reserves of approximately 134.5 Bcfe as compared to 93.3 Bcfe at the beginning of fiscal 1999. As of September 30, 2002:

         o We had, either directly or through investment partnerships managed by us, interests in approximately 5,000 gross wells, including royalty or overriding royalty interests in 600 wells. We operate 85% of these wells.

         o Wells in which we have an interest produced, net to our interest, approximately 19,500 Mcf of natural gas and 473 Bbls of oil per day.

         o We had an acreage position of approximately 488,000 gross (407,000 net) acres, of which 223,000 gross (213,000 net) acres were undeveloped.

         o We owned and operated, directly or through our Atlas Pipeline Partners subsidiary, approximately 1,600 miles of gas gathering systems and pipelines.

         Since 1976, we or our predecessors have funded our development and production operations through private and, since 1992, public drilling investment partnerships. We act as the managing general partner of each of these partnerships, contribute the leases on which the partnership drills, and contribute a proportionate share of the partnership's capital. We receive an interest in a partnership proportionate to the capital and leases we contribute, generally 25% to 27%, plus 7% carried interest. We typically subordinate a portion of our partnership interest to a preferred return to the limited partners for the first five years of distributions, and receive monthly operating and administrative fees. In addition, we typically act as the drilling contractor and operator of the wells drilled by the partnership on a fee basis. In fiscal 2002, our drilling partnerships invested $75.5 million in drilling and completing wells, of which we contributed $19.7 million. In fiscal 2001, our drilling partnerships invested $55.1 million in drilling and completing wells, of which we contributed $11.7 million.

         We transport the natural gas produced from wells we operate through the gas gathering pipeline systems owned and operated by Atlas Pipeline Partners. See "Energy- Pipeline Operations." The gathering systems transport the natural gas to public utility pipelines for delivery to our customers. We sell the natural gas we produce to customers such as gas brokers and local utilities under a variety of contractual arrangements. We sell the oil we produce to regional oil refining companies at the prevailing spot price for Appalachian crude oil.

         Appalachian Basin Overview. Natural gas is the second largest energy source in the United States, after liquid petroleum. The 22.5 trillion cubic feet, or "Tcf" of natural gas consumed in 2000 represented approximately 23% of the total energy used in the United States. The Appalachian Basin, in which substantially all of our wells are located accounted for 3.5% of total 2000 domestic natural gas production, or 658 billion cubic feet, or "Bcf". Furthermore, according to the Energy Information Administration of the U.S. Department of Energy, the Appalachian Basin holds 7.9 Tcf of economically recoverable reserves representing approximately 4.5% of total domestic reserves as of December 31, 2000. Although the potential to find recoverable quantities of oil and gas exists at depths below 6,500 feet, the vast majority of wells in Appalachia produce from depths between 1,000 and 6,500 feet. Companies drilling at these depths, including us, have historically realized well completion rates of greater than 90% and well production periods that last longer than 20 years. The Appalachian Basin is strategically located near the energy consuming population centers in the Mid-Atlantic and Northeastern United States, which generally allows Appalachian producers to sell their natural gas at a premium to the benchmark price for natural gas on the New York Mercantile Exchange.

         Natural Gas and Oil Properties. For information concerning our natural gas and oil properties including the number of wells in which we have a working interest, production, reserve information and acreage, see Item 2, "Properties-Energy."

         Natural Gas Hedging. Pricing for gas and oil production has been volatile and unpredictable for many years. To hedge exposure to changing natural gas prices we use both non-financial and financial hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for expected production volumes. This allows us to forecast future earnings within a predictable range. For the fiscal year ended September 30, 2002, approximately 49% of produced volumes were sold in this manner. For the fiscal year ending September 30, 2003, we estimate that in excess of 65% of our produced natural gas volumes will be sold in this manner, leaving the remaining 35% of our produced volumes to be sold at contract prices in the month produced at spot market prices. For information concerning our natural gas hedging, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk - Energy - Commodity Price Risk."

         Financing Our Drilling Activities. We derive a substantial portion of our capital resources for drilling operations from our sponsored drilling partnerships. Accordingly, the amount of development activities we undertake depends upon our ability to obtain investor subscriptions to the partnerships. During fiscal 2002, 2001 and 2000 our drilling partnerships invested $75.5 million, $55.1 million and $39.9 million, respectively, in drilling and completing wells, of which we contributed $19.7 million, $11.7 million and $9.6 million, respectively.

         We generally structure our drilling partnership so that, upon formation of a partnership, we contribute leaseholds to it, enter into a drilling and well operating agreement with it and become its general or managing partner.

         As general partner, we typically receive an interest in the partnership's net revenues proportionate to our contributed capital, including the costs of leases contributed, plus a 7% carried interest. Our interests in partnerships formed during the past three fiscal years generally range from 25% to 27% plus the 7% carried interest, a portion of which we subordinate to a preferred return to our partnership investors for the first five years of distributions. We also receive monthly operating fees of approximately $275 per well and monthly administrative fees of $75 per well.

         Pipeline Operations. In February 2000, we sold substantially all of our gathering systems to Atlas Pipeline Partners for $16.6 million in cash and 1,641,026 subordinated units of the newly-formed limited partnership. As of September 30, 2002, our subordinated units constituted a 49% interest in Atlas Pipeline Partners. Atlas Pipeline Partners GP, LLC, our indirect wholly-owned subsidiary, is the general partner of Atlas Pipeline Partners and, on a consolidated basis, has a 2% interest in Atlas Pipeline Partners. Atlas Pipeline Partners GP manages the activities of Atlas Pipeline Partners using Atlas America personnel who act as its officers and employees. At September 30, 2002, Atlas Pipeline Partners owned approximately 1,400 miles of intrastate gathering systems located in Eastern Ohio, Western New York and Western Pennsylvania, to which approximately 4,100 natural gas wells were connected.

         Our subordinated units in Atlas Pipeline Partners are a special class of interest under which our right to receive distributions is subordinated to those of the publicly held common units. The subordination period extends until December 31, 2004 and will continue beyond that date if financial tests specified in the partnership agreement are not met. Our interest also includes a right to receive incentive distributions if the partnership meets or exceeds its minimum quarterly distribution obligations to the common and subordinated units as follows:

         o of the first $.10 per unit available for distribution in excess of the $.42 minimum quarterly distribution, 85% goes to all unit holders (including to us as a subordinated unit holder) and 15% goes to us as a general partner;

         o of the next $.08 per unit available for distribution, 75% goes to all unit holders and 25% goes to us as a general partner, and

         o after that, 50% goes to all unit holders and 50% goes to us as a general partner.

         In connection with our sale of the gathering systems to Atlas Pipeline Partners, we entered into agreements that require us to do the following:

         o Connect wells owned or controlled by us that are within specified distances of Atlas Pipeline Partners' gathering systems to those gathering systems.

         o Provide stand-by construction financing to Atlas Pipeline Partners for gathering system extensions and additions, to a maximum of $1.5 million per year, until 2005.

         o Pay gathering fees to Atlas Pipeline Partners for natural gas gathered by the gathering systems equal to the greater of $.35 per Mcf ($.40 per Mcf in certain instances) or 16% of the gross sales price of the natural gas transported. For the year ended September 30, 2002, these gathering fees averaged $.57 per Mcf.

         o Support a minimum quarterly distribution by Atlas Pipeline Partners to holders of the common units of $.42 per unit, an aggregate of $1.68 per fiscal year until February 2003. We established a letter of credit administered by Wachovia Bank to support our obligation. The face amount of the letter of credit as of September 30, 2002 was $630,000.

         We believe that we comply with all the requirements of these agreements. We have not been required to provide any construction financing. For Atlas Pipeline Partner's initial quarter of operations, ending March 31, 2000, we provided $443,000 of distribution support due to the timing of its cash receipts. This amount was subsequently repaid by Atlas Pipeline Partners as provided in its partnership agreement. No distribution support has been required in any subsequent quarter.

         Availability of Oil Field Services. We contract for drilling rigs and purchase goods and services necessary for the drilling and completion of wells from a substantial number of drillers and suppliers, none of which supplies a significant portion of our annual needs. During fiscal 2002, we faced no shortage of these goods and services. We cannot predict the duration of the current supply and demand situation for drilling rigs and other goods and services with any certainty due to numerous factors affecting the energy industry and the demand for natural gas and oil.

         Major Customers. During fiscal 2002 and 2001, gas sales to one purchaser accounted for 13% and 14%, respectively, of total revenues.

         Competition. The energy industry is intensely competitive in all of its aspects. Competition arises not only from numerous domestic and foreign sources of natural gas and oil but also from other industries that supply alternative sources of energy. Competition is intense for the acquisition of leases considered favorable for the development of natural gas and oil in commercial quantities. Product availability and price are the principal means of competition in selling oil and natural gas. Many of our competitors possess greater financial and other resources than ours which may enable them to identify and acquire desirable properties and market their natural gas and oil production more effectively than we do. While it is impossible for us to accurately determine our comparative industry position, we do not consider our operations to be a significant factor in the industry. Moreover, we also compete with a number of other companies that offer interests in drilling partnerships. As a result, competition for investment capital to fund drilling partnerships is intense.

         Markets. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends upon numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability in oil and gas producing countries and regions, market demand, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. During fiscal 2002 and 2001, we experienced no problems in selling our natural gas and oil, although prices have varied significantly during and after the period.

         Governmental Regulation. Our energy business and the energy industry in general are heavily regulated by federal and state authorities, including regulation of production, environmental quality and pollution control, and pipeline construction and operation. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. We believe that we substantially comply with applicable regulatory requirements. The following discussion of the regulations of the United States energy industry does not intend to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

         Regulation of Exploration and Production. Many states require permits for drilling operations, drilling bonds and reports concerning operations, and impose requirements concerning the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. Many states also impose conservation requirements, principally regulating the density of wells which may be drilled and the unitization or pooling of properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and, therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, some state conservation laws establish requirements regarding production rates and related matters. The effect of these regulations may be to limit the amount we can produce and may limit the number of wells or the locations at which we can drill. The regulatory burden on the energy industry increases our costs of doing business and, consequently, affects our profitability. Since these laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.

         Regulation of Pipelines. While natural gas pipelines generally are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938, because Atlas Pipeline Partners' individual gathering systems perform primarily a gathering function, as opposed to the transportation of natural gas in interstate commerce, Atlas Pipeline Partners believes that it is not subject to regulation under the Natural Gas Act. However, Atlas Pipeline Partners delivers a significant portion of the natural gas it transports to interstate pipelines subject to FERC regulation. The regulation principally involves transportation rates and service conditions which affect revenues we receive for our natural gas production. Through a series of initiatives by FERC, the interstate natural gas transportation and marketing system has been substantially restructured to increase competition. In particular, in Order No. 636, FERC required that interstate pipelines provide transportation separate, or "unbundled," from their sales activities, and required that interstate pipelines provide transportation on an open access basis that is equal for all natural gas suppliers. Although Order No. 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace. Courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although some appeals remain pending and FERC continues to review and modify its regulations regarding the transportation of natural gas. We cannot predict what actions FERC will take in the future. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

         State-level regulation for pipeline operations, similar to that of Atlas Pipeline Partners', is through the Public Utility Commission of Ohio, the New York Public Service Commission and the Pennsylvania Public Utilities Commission. Atlas Pipeline Partners has been granted an exemption from regulation by the Public Utility Commission of Ohio, and believes that it is not subject to New York or Pennsylvania regulation since it does not generally provide service to the public.

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

Real Estate Finance

         General. From fiscal 1991 through fiscal 1999, we sought to purchase commercial real estate loans at discounts to their outstanding loan balances and the appraised value of their underlying properties. Since 1999, we have focused our real estate finance activities on managing our existing loan portfolio and have not originated or acquired any new significant real estate loans. As part of our portfolio management activities, however, we purchased senior lien interests relating to properties in which we hold junior lien interests and invested in three partnerships that own properties adjacent to a property in which we have an interest. As part of the management process or as opportunities arise, we may sell, purchase or originate portfolio loans or real property investments in the future. In fiscal 2002, we decided to expand our real estate operations through the sponsorship of investment partnerships. We sponsored one such program, which is currently in the offering stage.

         At September 30, 2002, our loan portfolio consisted of 30 loans with aggregate outstanding loan balances of $610.0 million. These loans were acquired at an investment cost of $386.3 million, including subsequent advances. During each of fiscal 2002, 2001 and 2000, the yield on our loan portfolio investment was 9%, including gains on the sale of senior lien interests in, and gains, if any, resulting from proceeds received by us when property owners refinanced their loans. Gross profit from our real estate finance activities for the same periods was $10.7 million, $11.8 million and $11.8 million, respectively. For these purposes, we calculate gross profit as revenues from loan activities minus costs, including interest, provision for possible losses and less depreciation and amortization, without allocation of corporate overhead.

         We seek to reduce the amount of our capital invested in portfolio loans, and to enhance our returns, through borrower refinancing of the properties underlying our loans. Before January 1, 1999, we also sought to sell senior lien interests; since that date, we have sought to structure our senior lien transactions as financings rather than sales. At September 30, 2002, senior lien holders held outstanding obligations of $260.7 million. Pursuant to agreements with most borrowers, we generally retain the excess of operating cash flow after required debt service on senior lien obligations as debt service on the outstanding balance of our loans.

         Because our loans typically were not performing in accordance with the original terms when we acquired them, they generally are subject to forbearance agreements that defer foreclosure or other action so long as the borrower meets the terms of the forebearance agreement. Generally, our forbearance agreements require:

         o payment of all revenues from the property into an operating account controlled by us or our managing agent;

         o payment of all property expenses, including debt service, taxes, operational expenses and maintenance costs, from the operating account, after our review and approval;

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

         We may alter these arrangements in appropriate circumstances. Where a borrower refinances a portfolio loan or where we acquired a loan subject to existing senior debt, we may agree that the revenues be paid to an account controlled by the senior lien holder, with the excess over amounts payable to the senior lien holder being paid directly to us. As of September 30, 2002, revenues were being paid directly to senior lien holders with respect to loan 7 in the table under "Loan Status." Where Brandywine Construction & Management, Inc., a property manager affiliated with us manages the property, we may direct that property revenues be paid to Brandywine Construction & Management as our managing agent. As of September 30, 2002, revenues were being paid to Brandywine Construction & Management with respect to loans 25 and 30 in the table under "Loan Status." Where we believe that operating problems with respect to an underlying property have been substantially resolved, we may permit the borrower to retain revenues and pay property expenses directly. As of September 30, 2002, we permitted borrowers with respect to loans 24, 31, 32, 41 and 50 in the table under "Loan Status" to do so.

         As a result of the requirement that borrowers retain a property management firm acceptable to us, Brandywine has assumed responsibility for supervisory and, in many cases, day-to-day management of the underlying properties with respect to substantially all of our portfolio loans as of September 30, 2002. In seven instances, the president of Brandywine Construction & Management, or an entity affiliated with him, has also acted as the general partner, president or trustee of the borrower.

         The minimum payments required under a forbearance agreement are normally materially less than the debt service payments called for by the original terms of the loan. The difference between the minimum required payments under the forbearance agreement and the payments called for by the original loan terms continues to accrue. However, except for amounts we recognize as accretion of discount, we do not recognize the accrued but unpaid amounts as revenue until actually paid. For a discussion of how we account for accretion of discount, you should read "Real Estate Finance-Accounting for Discounted Loans."

         When we refinance or sell a senior lien interest, the forbearance agreement typically will remain in effect, subject to any modifications required by the refinance lender or senior lien holder.

         At the end of a forbearance agreement, the borrower must pay the loan in full. The borrower's ability to do so, however, will depend upon a number of factors, including prevailing conditions at the underlying property, the state of real estate and financial markets generally and as they pertain to the particular property, and general economic conditions. If the borrower does not or cannot repay the loan, we anticipate it will seek to sell the property underlying the loan or otherwise liquidate the loan. Alternatively, where we already control all of the cash flow and other economic benefits from the property, or where we believe that the cost of foreclosure is more than any benefit we could obtain from foreclosure, we may continue our forbearance.

         Refinancings. In borrower refinancings, we reduce the amount outstanding on our loan by the amount of the net refinancing proceeds received by us and either convert the outstanding balance of the original note into the stated principal amount of an amended note on the same terms as the original note, or retain the original loan obligation as paid down by the amount of refinance proceeds we receive. The interest rate on the refinancing is typically less than the interest rate on our retained interest.

         Before January 1, 1999, we sought to sell senior lien interests in our loans. Although we made a strategic decision to structure our transactions after such date as financings, we retain the right to sell a senior interest in a loan where it is economically advantageous to do so. When we sell a senior lien interest, the outstanding balance of our loan at the time of sale remains outstanding including, as a part of that balance, the amount of the senior lien interest. Thus, our remaining interest effectively "wraps around" the senior lien interest.

         As of September 30, 2002, senior lien interests with an aggregate balance of $10.6 million relating to six portfolio loans obligate us, in the event of a default on a loan, to replace the loan with a performing loan.

         After a refinancing or sale of a senior lien interest, our retained interest will usually be secured by a subordinate lien on the property. In some situations, however, our retained interest may not be formally secured by a mortgage because of conditions imposed by the senior lender. In these situations, we may be protected by a judgment lien, an unrecorded deed-in-lieu of foreclosure, the borrower's covenant not to further encumber the property without our consent, a pledge of the borrower's equity or a similar device. As of September 30, 2002, we have six retained interests aggregating $31.3 million and constituting 17%, by carried cost of investment, of our loan portfolio, that are not secured by a lien on the underlying property.

         Loan Status. The following table sets forth information about our portfolio loans, grouped by the type of property underlying the loans, as of September 30, 2002.

                                                                                               Fiscal                      Value
                                                                                               Year      Outstanding   of Property
     Loan       Type of                                                                        Loan          Loan       Underlying
    Number      Property          Location                   Seller/Originator               Acquired   Receivable(1)   Loan (2)
    ------      --------          --------                   -----------------               --------   -------------   ----------
Office Properties
005             Office            Pennsylvania    Shawmut Bank (9)                              1993     $ 10,549,861  $  1,700,000
014             Office            Washington,
                                  D.C.            Nomura/Cargill/Eastdil Realty (10)            1995       21,811,605    14,300,000
020             Office            New Jersey      Cargill/Eastdil Realty (10)                   1996        8,543,846     4,700,000
026 (12)        Office            Pennsylvania    The Metropolitan Fund/First Trust Bank        1997       10,897,041     4,700,000
029 (12)        Office            Pennsylvania    Castine Associates, L.P. (13)                 1997        9,685,101     4,075,000
035 (12) (14)   Office            Pennsylvania    Hudson United Bank (9)                        1997        2,798,354     2,900,000
036             Office            North Carolina  Union Labor Life Insurance Co.                1997        5,786,070     4,150,000
044 (16)        Office            Washington,
                                  D.C.            Dai-Ichi Kangyo Bank                          1998      112,068,860    98,500,000
046             Office            Pennsylvania    First Union Bank (9)                          1998        6,000,000     5,300,000
049 (17)        Office            Maryland        Bre/Maryland                                  1998      110,406,241    99,000,000
053 (18)        Office            Washington,
                                  D.C.            Sumitomo Bank, Limited                        1999      132,211,326    86,700,000
                                                                                                         ------------  ------------
     Office Totals                                                                                       $430,758,305  $326,025,000
                                                                                                         ------------  ------------
Multifamily Properties
001 (19)        Multifamily       Pennsylvania    Alpha Petroleum Pension Fund               1991&99     $ 10,817,964  $  5,500,000
015             Condo/Multifamily North Carolina  First Bank/ SouthTrust Bank                1995&97        5,859,330     5,917,000
022             Multifamily       Pennsylvania    FirsTrust FSB                                 1996        6,311,117     5,200,000
024             Multifamily       Pennsylvania    U.S. Dept. of Housing and Urban Development   1996        3,242,364     3,800,000
028             Condo/Multifamily North Carolina  First Bank/South Trust Bank                   1997          585,454       498,500
031             Multifamily       Connecticut     John Hancock Mutual Life Ins. Co.             1997       12,145,530    12,500,000
032             Multifamily       New Jersey      John Hancock Mutual Life Ins. Co.             1997       14,029,158    14,300,000
034             Multifamily       Pennsylvania    Resource America, Inc.                        1997          477,148       650,000
037 (20)        Multifamily       Florida         Howe, Soloman & Hall Financial, Inc.          1997        7,754,166     3,550,000
041             Multifamily       Connecticut     J.E. Roberts Companies                        1998       20,974,000    22,600,000
050             Multifamily       Illinois        J.E. Roberts Companies                        1998       55,327,984    24,000,000
                                                                                                         ------------  ------------
     Multifamily Totals                                                                                  $137,524,215  $ 98,515,500
                                                                                                         ------------  ------------
Commercial Properties
007           Single User/Retail  Minnesota       Prudential Insurance, Alpha Petroleum
                                                    Pension Fund                                1993     $  5,772,632  $  2,300,000
013 (12)(21)  Single
              User/Commercial     California      California Federal Bank                       1994        2,627,761     2,700,000
017 (12)(22)  Single User/Retail  West Virginia   Triester Investments (9)
                                                  Emigrant Savings Bank/Walter R.               1996        1,628,955     1,900,000
018           Single User/Retail  California      Samuels & Jay Furman                          1996        3,207,264     6,800,000
033           Single User/Retail  Virginia        Brambilla, LTD                             1997&99        5,068,593     2,700,000
                                                                                                         ------------  ------------
     Commercial Totals                                                                                   $ 18,305,205  $ 16,400,000
                                                                                                         ------------  ------------
Hotel Properties
025           Hotel/Commercial    Georgia         Bankers Trust Co.                             1997     $  8,475,535  $ 10,172,500
030           Hotel               Nebraska        CNA Insurance                                 1997       13,962,666     6,300,000
                                                                                                         ------------  ------------
     Hotel Totals                                                                                        $ 22,438,201  $ 16,472,500
                                                                                                         ------------  ------------
Other Loan Receivable (24)
              Condo/Multifamily   Pennsylvania    Resource America, Inc.                        2001     $  1,009,600  $        N/A
                                                                                                         ------------  ------------
     Other Loan Receivables Total                                                                        $  1,009,600  $        N/A
                                                                                                         ------------  ------------

                                                          Balance as of September 30, 2002               $610,035,526  $457,413,000
                                                                                                         ============  =============

                                                                                                              Maturity
                                                                                        Resource America's    of Loan/
                 Ratio of Cost                                                           Net Interest in    Expiration of
   Cost of      of Investment to    Third Party           Net         Carried Cost      Outstanding Loan     Forbearance
Investment(3)   Appraised Value       Liens(4)        Investment(5)  of Investment(6)    Receivables (7)     Agreement(8)
-------------   ---------------     ------------      -------------  ----------------  ------------------   --------------
 $  1,746,910        103%           $         -       $  1,746,910     $  1,909,093       $ 10,549,861      10/07/02

   12,577,052         88%              6,142,737         6,090,052        8,223,645         15,668,868      11/30/98(11)
    3,329,628         71%              2,284,683           767,628        2,321,920          6,259,163      02/07/01(11)
    2,879,651         61%              2,021,829           647,958        2,539,253          8,875,213      09/30/03
    3,109,074         76%                      -           484,074        3,898,569          9,685,101      07/01/02(11)
    1,845,970         64%              1,687,372(15)        95,970          979,880          1,110,982      09/25/02(11)
    3,089,740         74%              1,684,057(15)     1,339,740        2,337,719          4,102,013      12/31/11

   95,589,983         97%             66,530,920        21,472,128       36,062,577         45,537,940      08/01/08
    4,093,597         77%                      -         4,093,597        4,172,509          6,000,000      09/30/14
   90,576,248         91%             58,416,000        30,576,248       38,655,862         51,990,241      04/01/11

   80,236,411         93%             63,923,149        15,236,411       23,014,794         68,288,176      01/15/06
 ------------                       ------------      ------------     ------------       ------------
 $299,074,264                       $202,690,747      $ 82,550,716     $124,115,821       $228,067,558
 ------------                       ------------      ------------     ------------       ------------

 $  5,841,392        106%           $          -      $  5,841,392     $  6,056,579       $ 10,817,964      08/01/21
    2,275,408         38%              2,861,608          (724,592)       2,712,999          2,997,722      03/23/09
    2,471,782         48%              3,343,363          (963,218)         974,815          2,967,754      05/03/29
    2,743,296         72%              2,373,444           424,546          775,554            868,920      11/01/22
      451,511         91%                      -           451,511          484,345            585,454      03/23/09
    4,788,642         38%              8,977,893        (4,586,358)       1,384,044          3,167,637      10/14/14
    7,404,156         52%                      -         1,404,156       12,291,391         14,029,158      09/01/05
      415,700         64%                      -           415,700          471,179            477,148      10/01/02
    2,868,614         81%                      -         2,868,614        3,346,231          7,754,166      06/01/10
   14,736,584         65%             13,655,075           636,584        7,289,442          7,318,925      01/01/09
   19,916,397         83%             14,987,960         4,566,397        9,572,492         40,340,024      09/30/09
 ------------                       ------------      ------------     ------------       ------------
 $ 63,913,482                       $ 46,199,343      $ 10,334,732     $ 45,359,071       $ 91,324,872
 ------------                       ------------      ------------     ------------       ------------

 $  1,544,709         67%           $  1,796,036      $   (554,291)    $  1,044,472       $  3,976,596      12/31/14

    1,704,549         63%              2,273,000(15)      (543,451)         130,415            354,761      12/21/04

      906,542         48%                960,958(15)       (93,458)         643,087            667,997      12/31/16
    2,584,498         38%              1,969,000           615,498        1,135,780          1,238,264      12/01/00(11)
    2,478,353         92%              1,571,279(15)       678,353        1,161,072          3,497,314      02/01/21
 ------------                       ------------      ------------     ------------       ------------
 $  9,218,651                       $  8,570,273      $    102,651     $  4,114,826       $  9,734,932
 ------------                       ------------      ------------     ------------       ------------

 $  7,263,020         71%           $    875,000(23)  $  6,388,020     $  8,425,668       $  7,600,535      12/31/15
    5,845,737         93%              2,400,000(15)     3,445,737        4,516,621         11,562,666      09/30/02(11)
 ------------                       ------------      ------------     ------------       ------------
 $ 13,108,757                       $  3,275,000      $  9,833,757     $ 12,942,289       $ 19,163,201
 ------------                       ------------      ------------     ------------       ------------

 $  1,009,600         N/A           $        N/A      $  1,009,600     $  1,009,600       $  1,009,600      09/28/06
 ------------                       ------------      ------------     ------------       ------------
 $  1,009,600                       $        N/A      $  1,009,600     $  1,009,600       $  1,009,600
 ------------                       ------------      ------------     ------------       ------------
 $386,324,754                       $260,735,363      $103,831,456     $187,541,607       $349,300,163
 ============                       ============      ============     ============       ============

(1) Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest at September 30, 2002.

(2) We generally obtain appraisals on each of the properties underlying our portfolio loans at least once every three years. Accordingly, except with respect to loan 35, appraisal dates range from 1999 through 2002.

(3) Consists of the original cost of our investment, including the amount of any senior lien obligation to which the property remains subject, plus subsequent advances, but excludes the proceeds to us from the sale of senior lien interests or borrower refinancings.

(4) Represents the amount of the senior lien interests at September 30, 2002.

(5) Represents the unrecovered costs of our investment, calculated as the cash investment made in acquiring the loan plus subsequent advances, less cash received from the sale of a senior lien interest in or borrower refinancing of the loan. Negative amounts represent our receipt of proceeds from the sale of senior lien interests or borrower refinancings in excess of our investment.

(6) Represents the book cost of our investment, including subsequent advances, after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of, the loan, but excludes an allowance for possible losses of $3.5 million.

(7) Consists of the amount set forth in the column "Outstanding Loan Receivable" less senior lien interests at September 30, 2002.

(8) With respect to loans 5, 13, 18, 20, 26, 29 and 35, the date given is the expiration date of the related forbearance agreement. For the remaining loans, the date given is for the maturity of our interest in the loan.

(9)      Successor by merger to the seller.

(10)     Seller was a partnership of these entities.

(11) Although these forbearance agreements have expired by their term, we continue to forbear from exercising our remedies since we believe we receive all of the economic benefit from the properties without having to incur the expense of foreclosure.

(12) With respect to loans 13, 17 and 26, the president of Brandywine Construction & Management is the general partner of the borrower and with respect to loan 29, he is the general partner for the sole limited partner of the borrower. With respect to loan 35, he is the president of the general partner of the borrower.

(13) From 1993 to 1997, one of our former executive officers who is also a former director served as the general partner of the seller.

(14) The borrower is a limited partnership formed in 1991. The general partner is the president of Brandywine Construction & Management; our chairman and his wife beneficially own a 49% limited partnership interest in the partnership and a former director beneficially owns a 1% limited partnership interest.

(15) Senior lien interest sold subject to the right of the holder to require us to substitute a performing loan, upon default.

(16) The borrower is a limited partnership whose general partner, a former director, is the president and a director.

(17) The borrower is a limited liability company whose manager is a corporation of which a former director is the sole shareholder, officer and director. Our chairman, two of our former directors and the president of Brandywine Construction & Management are equal limited partners of an entity that owns approximately 30% of the borrower.

(18)     One of our subsidiaries is the manager of the borrower.

(19) We acquired a first mortgage loan at face value from RAIT. The loan is secured by property in which we have held a subordinate interest since 1991.

(20) The borrower is a limited partnership of which a former director is the president of the general partner and our chairman, two of our former directors and the president of Brandywine Construction & Management are equal limited partners.

(21) Our chairman and his wife beneficially own a 40% limited partnership interest in the borrower.

(22) Consists of a series of notes becoming due yearly through December 31, 2016.

(23) In May 1999, we borrowed $875,000 from a limited partnership in which our chairman and a former director beneficially own a 22% limited partnership interest. The loan is secured by a first priority lien on loan 25. Accordingly, the debt is included in the cost of investment carried on our books.

(24) In September 2001, we sold a wholly-owned subsidiary to Brandywine Construction & Management for $4.0 million. Of the $4.0 million we received, $3.0 million consisted of cash and $1.0 million was in the form of a non-recourse note, bearing interest at 8% per year and due in September 2006.

         The following table sets forth average monthly cash flow (deficit) from the properties underlying our portfolio loans, average monthly debt service payable to senior lienholders and refinance lenders, average monthly cash flow (deficit) with respect to our retained interest and cash flow coverage (the ratio of cash flow from the properties to debt service payable on senior lien interests) for the three months ended September 30, 2002. The loans are grouped by the type of property underlying the loans.

                                                       Average Monthly       Average Monthly
                                                          Interest              Principal
                                                       Payment on Debt       Payment on Debt     Average Monthly
                                Average Monthly          Service on            Service on           Cash Flow
                Loan               Cash Flow           Refinancing or        Refinancing or      (Deficit) after     Cash Flow
               Number          from Property(1)    Senior Lien Interests   Senior Lien Interests   Debt Service       Coverage
               ------          ----------------    ---------------------   --------------------- ---------------     ---------
Office
------
                005               $    1,337             $        -              $      -            $  1,337          N/A
                014                   88,881                 44,510                18,223              26,148          1.42
                020                   42,254                 17,903                 1,624              22,727          2.16
                026                   31,666                 17,694                 3,906              10,066          1.47
                029                   26,459                      -                     -              26,459          N/A
                035                   24,176                 14,408                 1,494               8,274          1.52
                036                   32,182                 14,396                 1,506              16,280          2.02
                044                  605,007                389,013                67,088             148,906          1.33
                046                   40,810                      -                     -              40,810          N/A
                049                  504,639                378,000                72,000              54,639          1.12
                053                  822,568                662,671                37,923             121,974          1.17
                                  ----------             ----------              --------            --------
            Office Totals         $2,219,979             $1,538,595              $203,764            $477,620          1.27
                                  ==========             ==========              ========            ========
Multifamily
-----------
                001               $   30,040             $        -              $      -            $ 30,040          N/A
                015&028(2)            23,336                 19,995                 3,680                (339)         0.99
                022                   32,134                 22,045                 2,623               7,466          1.30
                024                   25,926                 15,804                 2,158               7,964          1.44
                031                   81,517                 60,034                10,901              10,582          1.15
                032                   84,583                      -                     -              84,583          N/A
                034                    3,932                      -                     -               3,932          N/A
                037                   28,430                      -                     -              28,430          N/A
                041                  136,667                 86,115                13,490              37,062          1.37
                050                  155,385                100,854                11,137              43,394          1.39
                                  ----------             ----------              --------            --------
         Multifamily Totals       $  601,950             $  304,847              $ 43,989            $253,114          1.73
                                  ==========             ==========              ========            ========
Commercial
----------
                007               $   20,400             $   14,423              $  5,977            $      -          1.00
                013                   34,271                 11,365                     -              22,906          3.02
                017                   10,690                  8,142                   945               1,603          1.18
                018(3)                26,443                 13,034                     -              13,409          2.03
                033                   21,940                 14,258                 5,084               2,598          1.13
                                  ----------             ----------              --------            --------
          Commercial Totals       $  113,744             $   61,222              $ 12,006            $ 40,516          1.55
                                  ==========             ==========              ========            ========
Hotel
-----
                025               $   76,494             $    7,292              $      -            $ 69,202          10.49
                030                        -                 12,300                     -             (12,300)         N/A
                                  ----------             ----------              --------            --------
            Hotel Totals          $   76,494             $   19,592              $      -            $ 56,902          3.90
                                  ==========             ==========              ========            ========

Other Loan Receivables
----------------------
                                  $   20,641             $        -              $      -            $ 20,641          N/A
                                  ----------             ----------              --------            --------
            Other Totals          $   20,641             $        -              $      -            $ 20,641
                                  ==========             ==========              ========            ========



               Totals             $3,032,808             $1,924,256              $259,759            $848,793          1.39
                                  ==========             ==========              ========            ========

--------------
(1) "Cash flow" as used in this table is that amount equal to the revenues from property operations less operating expenses, including real estate and other taxes pertaining to the property and its operations, and before depreciation, amortization and capital expenditures.
(2) The properties underlying loans 15 and 28 are different condominium units in the same building and, accordingly, are combined for cash flow purposes.
(3) Includes one-twelfth of an annual payment of $120,000 received in December of each year.

         Investments in Real Estate Ventures. In fiscal 1999, we became the owner of a hotel property in Savannah, Georgia as a result of receiving a deed-in-lieu of foreclosure. Our carrying cost in this property was $4.3 million at September 30, 2002. Also in fiscal 1999, the borrower with respect to an office property and parking garage in Philadelphia, Pennsylvania in which we have our executive offices, exercised its right to satisfy its loan by paying us $29.6 million in cash and giving us 50% equity interests in the two properties. Our carrying cost in these properties was $10.1 million at September 30, 2002. In fiscal 2002, we invested in three limited partnerships which purchased properties adjacent to these properties. Our carrying cost for the partnership interests was $2.7 million at September 30, 2002.

         Accounting for Discounted Loans. We accrete the difference between our cost basis in a portfolio loan and the sum of projected cash flows from the loan into interest income over the estimated life of the loan using the interest method, which results in a level rate of interest over the life of the loan. We review projected cash flow, which include amounts realizable from the underlying property, on a quarterly basis. Changes to projected cash flow reduce or increase the amounts accreted into interest income over the remaining life of the loan.

         We record our investments in real estate loans at cost, which is discounted significantly from the stated principal amount plus accrued interest and penalties on the loans. We refer to the stated principal, accrued interest and penalties as the face value of the loan. The discount from face value, as adjusted to give effect to refinancings and sales of senior lien interests, totaled $165.2 million, $150.7 million and $156.5 million at September 30, 2002, 2001 and 2000, respectively. We review the carrying value of each of our loans quarterly to determine whether it is greater than the sum of the future projected cash flows. If we determine that carrying value is greater, we provide an appropriate allowance through a charge to operations. In establishing our allowance for possible losses, we also consider the historic performance of our loan portfolio, characteristics of the loans and their underlying properties, industry statistics and experience regarding losses in similar loans, payment history on specific loans as well as general economic conditions in the United States, in the borrower's geographic area or in the borrower's or its tenants' specific industries.

         Allowance for Possible Losses. For the year ended September 30, 2002, we recorded a provision for possible losses of $1.5 million, a write-down of $559,000 on one loan, which was subsequently sold, increasing our allowance for possible losses at September 30, 2002 to $3.5 million.

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

         Sponsorship of Real Estate Investment Trust. We are the sponsor and a 7.9% shareholder, as of September 30, 2002, of RAIT, a real estate investment trust that began operations in January 1998. RAIT acquires or originates commercial real estate loans in situations that generally do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. To a lesser extent, RAIT acquires interests in real properties. For a description of certain relationships between RAIT and us, you should read Part III, Item 13, of this report and Note 4, "Certain Relationships and Related Party Transactions-Relationship with RAIT" in the Notes to Consolidated Financial Statements. Following the end of fiscal 2002, we have reduced our interest in RAIT to 7.0%.

Financial Services

         Our financial services operations currently focus on managing equipment leasing investment partnerships and entities that invest in the trust preferred securities of small to mid-size regional banks and bank holding companies and debt securities collateralized by these trust preferred securities..

         We manage equipment leasing partnerships through LEAF Financial Corporation, formerly F.L. Partnership Management, a wholly-owned subsidiary. At September 30, 2002, LEAF managed, and acted as the general partner of four public equipment leasing partnerships that had a net investment of approximately $22.1 million in equipment leasing assets, principally computer systems and related peripheral equipment. LEAF receives management fees, expense reimbursements and, as general partner, an interest in cash distributions from the partnerships. These partnerships commenced their liquidation periods at various times between December 1995 and December 1998. LEAF intends to sponsor new equipment leasing partnerships and currently is the sponsor of one such public partnership which is in its offering stage.

         We own a 50% interest in Trapeza Funding, LLC, an entity that acts as the general partner of Trapeza Partners L.P., ("Trapeza Partners"), which sponsored and invested in the equity interests of Trapeza CDO I, LLC, an issuer of collateralized debt obligations. The collateralized debt obligations are supported by a pool of trust preferred securities issued by trusts affiliated with, and whose preferred securities are guaranteed by, banks and other financial institutions. We also own a 50% interest in Trapeza Capital Management, LLC, the collateral manager of Trapeza CDO. We will receive collateral management fees from Trapeza CDO and administrative fees for managing Trapeza Partners, in addition to the return on our limited partner investment. We will also receive a 20% carried interest in the limited partnership. In June 2002, Trapeza Partners raised $27.4 million from investors, including $2.8 million from us and a like amount from the other owner of Trapeza Funding. In November 2002, Trapeza CDO sold $330.0 million of its collateralized debt obligations. In addition to making an equity investment in the limited partnership, we provided it with a $5.0 million bridge loan to facilitate the CDO issuer's purchase of trust preferred securities. We have developed a second investment partnership to sponsor and purchase equity interests in another newly-created CDO issuer, which is in its offering stage. We may develop similar investment partnerships in the future.

Obligations Relating to Discontinued Operations

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

         The successor in interest to the purchaser, has made a series of claims totaling $19.0 million with respect to our indemnification obligations and representations. In addition, the successor has indicated it will have significant additional claims with respect to future credit losses that are covered by the indemnification. While we have disputed these claims, in the first quarter of fiscal 2003 we entered into substantive settlement negotiations with the successor. In December 2002, we agreed in principle to the monetary terms of a non-executed "Term Sheet for Proposed Settlement Agreement" with the successor. The ultimate settlement is subject to negotiation of a definitive settlement agreement, which the Company and the successor will seek to complete on or before December 31, 2002. The Company believes that the terms of any ultimate settlement will not be materially different from the most recent proposed agreement as further described.

         The terms of the proposed agreement would release us and the successor from certain terms and obligations of the original purchase agreements, including many of the terms of our non-competition agreement, and claims arising from circumstances known at the settlement date. In addition, we would (i) release to the successor the $10.0 million in escrow, previously referred to;
(ii) pay the successor $6.0 million; (iii) guarantee that the successor will receive payments of $1.2 million from a note, secured by FLI lease receivables, delivered to us at the close of the FLI sale previously referred to; and (iv) deliver two promissory notes to the successor, each in the principal amount of $1.75 million, bearing interest at the two-year treasury rate plus 500 basis points, and due on December 31, 2003 and 2004, respectively. The liability relating to the cash payment and the notes is recorded in our consolidated financial statements as liabilities on assets held for disposal. We recorded a loss from discontinued operations, net of taxes, of $9.4 million in connection with this settlement.

Credit Facilities and Senior Notes

         Credit Facilities. We and certain of our real estate subsidiaries are the obligors under a $6.8 million term note to Hudson United Bank. At September 30, 2002, $6.4 million was outstanding on this note which matures on April 1, 2004. The note bears interest at the prime rate reported in The Wall Street Journal, minus one percent, and is secured by certain portfolio loans.

         Through our real estate subsidiaries, we have an $18.0 million line of credit with Sovereign Bank. The facility bears interest at the prime rate reported in The Wall Street Journal and expires in July 2004. Advances under this facility must be used to acquire real property, loans on real property or to reduce indebtedness on property loans. The facility is secured by the interest of our subsidiaries in assets they acquire using advances under the lines of credit. Credit availability is based on the value of the assets pledged as security and was $18.0 million as of September 30, 2002, all of which had been drawn at that date. The facility imposes limitations on the incurrence of future indebtedness by our subsidiaries whose assets were pledged, and on sales, transfers or leases of their assets, and requires the subsidiaries to maintain both a specified level of equity and a specified debt service coverage ratio.

         We have a second line of credit with Sovereign Bank for $5.0 million that is similar to the $18.0 million line of credit. This facility bears interest at the same rate as the $18.0 million line of credit and also expires in July 2004. Advances under this facility must be used to acquire real property, loans on real property or to reduce indebtedness on property or loans. The facility is secured by a pledge of approximately 500,000 of our RAIT common shares and by a guaranty from the subsidiaries holding the assets securing the $18.0 million line of credit. Credit availability is based on the value of the pledged RAIT shares and was $5.0 million as of September 30, 2002, all of which had been drawn at that date. The facility restricts us from making loans to our affiliates other than:

         o existing loans,

         o loans in connection with lease transactions in an aggregate not to exceed $50,000 in any fiscal year,

         o loans to RAIT made in the ordinary course of business, and

         o loans to our subsidiaries.

         We have a line of credit with Commerce Bank for $5.0 million, none of which has been drawn. The facility is secured by our pledge of 520,000 of our RAIT common shares. Credit availability is 50% of the value of those shares, and was $5.0 million at September 30, 2002. Loans bear interest, at our election, at either the prime rate reported in The Wall Street Journal or specified London Interbank Offered Rates, or LIBOR, plus 250 basis points, in either case with a minimum rate of 5.5% and a maximum rate of 9.0%. The facility terminates in May 2004, subject to extension. The facility requires us to maintain a specified net worth and ratio of liabilities to tangible net worth, and prohibits our transfer of the collateral.

         Through our real estate subsidiaries, we have a $10.0 million term loan with The Marshall Group, formerly Miller and Schroeder Investment Corp. The loan bears interest at the three month LIBOR rate plus 350 basis points (5.6% at September 30, 2002), adjusted annually. Principal and interest are payable monthly based on a five-year amortization schedule maturing on October 31, 2006. The loan is secured by our interest in the capital stock of 11 real estate subsidiaries and the portfolio loans and real estate held by those subsidiaries. The loan prohibits mergers by the subsidiaries and prohibits the subsidiaries, other than Resource Properties, Inc., our principal real estate subsidiary, from incurring additional recourse debt. We are required to maintain a specified net worth, a ratio of recourse debt to net worth and a ratio of cash flow from pledged collateral to participations under the loan. At September 30, 2002, $7.9 million is outstanding under this loan.

         In July 2002, our principal energy subsidiary, Atlas America, entered into a $75.0 million credit facility administered by Wachovia Bank. The revolving credit facility is guaranteed by Atlas America's subsidiaries and by us. Credit availability, which is principally based on the value of Atlas America's assets, was $45.0 million at September 30, 2002. Up to $10.0 million of the borrowings under the facility may be in the form of standby letters of credit. A letter of credit in the original amount of $1.3 million was issued to Atlas Pipeline Partners under this facility to replace a prior letter of credit securing our obligation to support, through February 2003, minimum quarterly distributions by Atlas Pipeline Partners to holders of its common units. The letter of credit, which has reduced, by its terms, to $630,000, expires in February 2003. Borrowings under the facility are secured by the assets of Atlas America and its subsidiaries, including the stock of Atlas America's subsidiaries and interests in Atlas Pipeline Partners and its general partner.

         Loans under the facility bear interest at one of the following two rates, at the borrower's election:

         o the base rate plus the applicable margin; or

         o the adjusted LIBOR plus the applicable margin.

         The base rate for any day equals the higher of the federal funds rate plus 1/2 of 1% or the Wachovia Bank prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for euro currency funding. The applicable margin is as follows:

         o where utilization of the borrowing base is equal to or less than 50%, the applicable margin is 0.25% for base rate loans and 1.75% for LIBOR loans;

         o where utilization of the borrowing base is greater than 50%, but equal to or less than 75%, the applicable margin is 0.50% for base rate loans and 2.00% for LIBOR loans; and

         o where utilization of the borrowing base is greater than 75%, the applicable margin is 0.75% for base rate loans and 2.25% for LIBOR loans.

         At September 30, 2002, borrowings under the Wachovia credit facility bore interest at rates ranging from 3.54% to 5.0%.

         The Wachovia credit facility requires Atlas America to maintain a specified net worth and specified ratios of current assets to current liabilities and debt to EBITDA, and requires us to maintain a specified interest coverage ratio. In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by Atlas America to us, on a cumulative basis, to 50% of the Atlas America's net income from and after April 1, 2002 plus federal income taxes, amounts necessary to pay interest on our Senior Notes and $5.0 million. The facility terminates in July 2005, when all outstanding borrowings must be repaid. We used this credit facility to pay off our previous revolving credit facility at PNC Bank ("PNC"). At September 30, 2002, $45.0 million was outstanding under this facility.

         Our equipment leasing subsidiary has a $10.0 million warehouse line of credit with National City Bank of Pennsylvania. We are the guarantor of that facility. The facility is secured by a pledge of our subsidiary's assets and by the equipment, equipment leases and proceeds thereof financed by the facility, and terminates in June 2003. Loans under the facility bear interest, at our election, at either the National City Bank prime rate plus 1.0% or adjusted LIBOR plus 3.0%, with the LIBOR adjustment being similar to that in the Wachovia Bank facility. The facility requires our subsidiary to maintain a specified net worth and specified interest coverage and debt to net worth ratios. The facility limits dividends our subsidiary may pay, mergers, sales of assets by our subsidiary and the terms of equipment leases that may be financed under the facility. At September 30, 2002, $2.4 million had been drawn under the facility at an average rate of 4.81%.

         Atlas Pipeline Partners has a $10.0 million revolving credit facility administered by PNC Bank. Up to $3.0 million of the facility may be used for standby letters of credit. Borrowings under the facility are secured by a lien on all the property of Atlas Pipeline Partners' assets, including its subsidiaries. The facility has a term ending in October 2003 and bears interest, at Atlas Pipeline Partners' election, at the base rate plus the applicable margin or the euro rate plus the applicable margin.

         As used in the facility agreement, the base rate is the higher of:

         o PNC Bank's prime rate or
         o the sum of the federal funds rate plus 50 basis points.

         The euro rate is the average of specified LIBORs divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for euro currency funding. The applicable margin varies with Atlas Pipeline Partners' leverage ratio from between 150 to 200 basis points, for the euro rate option, or 0 to 50 basis points, for the base rate option. Draws under any letter of credit bear interest as specified under the first bullet point above. The credit facility requires Atlas Pipeline Partners to maintain a specified net worth, ratio of debt to tangible assets and an interest coverage ratio. In addition, the facility limits sales, leases or transfers of assets, incurrence of other indebtedness and guarantees, and certain investments. As of September 30, 2002, $5.6 million was outstanding under this facility at an average interest rate of 3.27%.

         Senior Notes Our 12% senior notes are unsecured general obligations with interest payable only until maturity on August 1, 2004. The senior notes are not subject to mandatory redemption except upon a change in control, as defined in the indenture governing the senior notes, when the noteholders have the right to require us to redeem the senior notes at 101% of their principal amount plus accrued interest. There is no sinking fund for the senior notes. At our option, we may redeem the senior notes in whole or in part on or after August 1, 2002 at a price of 106% of principal amount (through July 31, 2003) and 103% of principal amount (through July 31, 2004), plus accrued interest to the date of redemption. At September 30, 2002, $65.3 million of these notes were outstanding.

         The indenture governing the senior notes contains covenants that, among other things, require us to maintain certain levels of net worth (generally, an amount equal to $200.0 million plus a cumulative 25% of our consolidated net income less an adjustment based upon the principal amount of senior notes we repurchase) and liquid assets (generally, an amount equal to 100% of required interest payments for the next succeeding interest payment date); and limit our ability to:

         o incur indebtedness, but excluding secured indebtedness used to acquire assets or refinance acquisitions;

         o pay dividends or make other distributions in excess of 25% of our aggregate consolidated net income, offset by 100% of any consolidated losses, on a cumulative basis;

         o engage in specified transactions with affiliates;

         o dispose of subsidiaries;

         o create liens and guarantees with respect to pari passu or junior indebtedness;

         o enter into any arrangement that would restrict our subsidiaries to make dividend and other payments to us except in connection with specified indebtedness;

         o merge, consolidate or sell all or substantially all of our assets;

         o incur additional indebtedness if our "leverage ratio" exceeds 2.0 to 1.0; or

         o incur pari passu or junior indebtedness with a maturity date prior to that of the senior notes.

         As defined by the indenture, the leverage ratio is the ratio of all indebtedness to our consolidated net worth. The indenture excludes from indebtedness considered in calculating the leverage ratio debt used to acquire assets, obligations to repurchase loans or other financial assets sold by us, guarantees of either of the foregoing, non-recourse debt and certain securities issued by securitization entities, as defined in the indenture. At September 30, 2002, we believe that we comply with the indenture covenants.

Employees

         As of September 30, 2002, we employed 249 persons: 25 in general corporate, 193 in energy, 24 in equipment leasing partnership management and seven in real estate finance.

Where you can find more information

         The periodic reports we file with the SEC are available on our website at www.resourceamerica.com promptly after we file them with the SEC. In addition, we will provide you with copies of any of these reports, without charge, upon request made to:

                             Michael S. Yecies
                             Chief Legal Officer
                             Resource America, Inc.
                             1845 Walnut St., Suite 1000
                             Philadelphia, PA 19103
                             (215) 546-5005

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

                                     General

         Interest rate increases will increase our interest costs under our eight credit facilities as well as interest costs relating to some of the senior lien interests encumbering our portfolio loans. This could have material adverse effects, including reduction of net revenues for both our energy and real estate finance operations.

                      Risks Relating to Our Energy Business

         Our future financial condition, results of operations and the value of our natural gas and oil properties will depend upon market prices for natural gas and oil. Natural gas and oil prices historically have been volatile and will likely continue to be volatile in the future. Natural gas and oil prices we received in fiscal 2002 were significantly lower than the average prices we received during fiscal 2001 while prices we have received thus far in fiscal 2003 have been higher than the average prices we received in fiscal 2002. Prices for natural gas and oil are affected by many factors over which we have no control, including:

         o political instability or armed conflict in oil producing regions or other market uncertainties;

         o worldwide and domestic supplies of oil and gas;

         o weather conditions;

         o the level of consumer demand;

         o the price and availability of alternative fuels;

         o the availability of pipeline capacity;

         o the price and level of foreign imports;

         o domestic and foreign governmental regulations and taxes;

         o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil prices and production controls; and

         o the overall economic environment.

         The volatility of the energy markets caused by these and other factors make it extremely difficult for us to predict future oil and gas price movements with any certainty. Price fluctuations can materially adversely affect us because:

         o price decreases will reduce our energy revenues;

         o price decreases may make it more difficult to obtain financing for our drilling and development operations through sponsored investment partnerships, borrowings or otherwise;

         o price decreases may make some reserves uneconomic to produce, reducing our reserves and cash flow;

         o price decreases may cause the lenders under our energy credit facility to reduce our borrowing base because of lower revenues or reserve values, reducing our liquidity and, possibly, requiring mandatory loan repayment;

         o price increases may make it more difficult, or more expensive, to drill and complete wells if they lead to increased competition for drilling rigs and related materials;

         o price increases may make it more difficult, or more expensive, to execute our business strategy of acquiring additional natural gas properties and energy companies.

         Further, oil and gas prices do not necessarily move in tandem. Because approximately 92% of our proved reserves are natural gas reserves, we are more susceptible to movements in natural gas prices.

         The energy business involves operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to us. In addition, we may be liable for environmental damage caused by previous owners of properties purchased or leased by us. As a result, we may incur substantial liabilities to third parties or governmental entities. In accordance with customary industry practices, we maintain insurance against some, but not all, of such risks and losses. Moreover, pollution and environmental risks generally are not fully insurable. We may elect to self-insure if we believe that insurance, although available, is excessively costly relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could reduce our income, the value of our assets or otherwise have a material adverse effect on our business, financial condition and results of operations.

         Although wells we drill are generally to formations that have a high probability of resulting in commercially productive natural gas and oil reservoirs, the amount of recoverable reserves may vary significantly from well to well. We may drill wells that, while productive, do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The geologic data and technologies we use do not allow us to know conclusively prior to drilling a well that natural gas or oil is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Further, our drilling operations may be curtailed, delayed or cancelled as a result of many factors, including:

         o unexpected drilling conditions;

         o title problems;

         o pressure or irregularities in formations;

         o equipment failures or accidents;

         o adverse weather conditions;

         o environmental or other regulatory concerns; and

         o costs of, or shortages or delays in the availability of, drilling rigs and equipment.

         The estimates of our proved natural gas and oil reserves and future net revenues from those reserves are based upon analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. Our properties also may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

         You should not assume that the PV-10 values referred to in this report represent the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, the estimates are based on prices and costs as of the date of the estimates. Moreover, the 10% discount factor, which the SEC requires in calculating future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor to calculate risk-based value. The effective interest rate at various times and the risks associated with the oil and gas industry generally will affect the appropriateness of the 10% discount factor.

         The rate of production from natural gas and oil properties declines as reserves are depleted. Our proved reserves will decline as reserves are produced unless we acquire additional properties containing proved reserves, successfully develop new or existing properties or identify additional formations with primary or secondary reserve opportunities on our properties. If we are not successful in expanding our reserve base, our future natural gas and oil production and drilling activities, the primary source of our energy revenues, will decrease. Our ability to find and acquire additional reserves depends on our generating sufficient cash flow from operations and other sources of capital, principally our sponsored drilling partnerships, all of which are subject to risks discussed elsewhere in this section. We cannot assure you that we will have sufficient cash flow or cash available from other sources to expand our reserve base.

         The growth of our energy operations has resulted from both our acquisition of energy companies and assets and from our ability to obtain capital funds through our sponsored drilling partnerships. If we are unable to identify acquisitions on acceptable terms, or if our ability to obtain capital funds through sponsored partnerships is impaired, we may be unable to increase or maintain our inventory of properties and reserve base, or may be forced to curtail drilling, production or other activities. This would likely result in a decline in our revenues from our energy operations.

         Under current federal tax laws, there are tax benefits to investing in drilling partnerships such as ours, including deductions for intangible drilling costs and depletion deductions. If changes to federal tax laws reduce or eliminate these benefits, our ability to raise capital funds through our drilling partnerships could be materially impaired.

         We operate in a highly competitive environment, competing with major integrated and independent energy companies for desirable oil and gas properties, as well as for the equipment, labor and materials required to develop and operate such properties. Many of our competitors have financial and technological resources substantially greater than ours and, as a result, we may lack technological information or expertise available to other bidders. We may incur higher costs or be unable to acquire and develop desirable properties at costs we consider reasonable because of this competition.

         Under our agreements with Atlas Pipeline Partners, we are required to pay transportation fees for natural gas produced by our drilling partnerships equal to the greater of $0.35 per Mcf ($0.40 per Mcf in certain instances) or 16% of the purchase price of the natural gas transported. Many of our transportation arrangements with our existing drilling partnerships require them to pay us lesser fees. For the years ended September 30, 2002, 2001 and 2000, the differences between the amount we paid to Atlas Pipeline and the amount we received from our drilling programs were $10.8 million, $13.1 million and $5.2 million, respectively.

         We currently serve as the managing general partner of 84 energy partnerships. As general partner, we are contingently liable for the obligations of these partnerships to the extent that these obligations cannot be repaid from program assets or insurance proceeds.

         Federal, state and local authorities extensively regulate drilling and production activities, including the drilling of wells, the spacing of wells, the use of pooling of oil and gas properties, environmental matters, safety standards, production limitations, plugging and abandonment, and restoration. Laws affecting the industry are under constant review, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. If we do not comply with these laws, we may incur substantial penalties. The overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability.

         Our operations are subject to complex and constantly changing environmental laws adopted by federal, state and local governmental authorities. We could face significant liabilities to the government and third parties for discharges of natural gas, oil or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigation, litigation and remediation.

       Risks Relating to Our Real Estate and Financial Services Businesses

         The primary or sole source of recovery for our real estate loans is typically the real property underlying these loans. Accordingly, the value of our loans depends upon the value of that real property. Many of the properties underlying our portfolio loans, while income producing, do not generate sufficient revenues to pay the full amount of debt service required under the original loan terms or have other problems. Although we generally control cash flow from the properties underlying our loans and, where appropriate, have made financial accommodations to take into account the operating conditions of the underlying properties, there may be a higher risk of default with these loans as compared to conventional loans. Loan defaults will reduce our current return on investment and may require us to become involved in expensive and time-consuming proceedings, including, bankruptcy, reorganization or foreclosure proceedings.

         Our loans typically provide payment structures other than equal periodic payments that retire a loan over its specified term, including structures that defer payment of some portion of accruing interest, or defer repayment of principal, until loan maturity. Where a borrower must pay a loan balance in a large lump sum payment, its ability to satisfy this obligation may depend upon its ability to obtain suitable refinancing or otherwise to raise a substantial cash amount, which we do not control. In addition, lenders can lose their lien priority in many jurisdictions, including those in which our existing loans are located, to persons who supply labor or materials to property. For these and other reasons, the total amount which we may recover from one of our loans may be less than the total amount of the loan or our cost of acquisition.

         Declines in real property values generally and/or in those specific markets where the properties underlying our portfolio loans are located could affect the value of and default rates under those loans. Properties underlying our loans may be affected by general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors beyond our control. The value of real properties may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Operating and other expenses of properties, particularly significant expenses such as real estate taxes and maintenance costs, generally do not decrease when revenues decrease and, even if revenues increase, operating and other expenses may increase faster than revenues.

         Many of our portfolio loans were, acquired as junior lien obligations or were converted from senior lien obligations to junior lien obligations, as a result of borrower or senior lien refinancing. Subordinate loans carry a greater credit risk, including a substantially greater risk of nonpayment of interest or principal, than senior lien financing. In the event a loan is foreclosed, we will be entitled to share only in the net foreclosure proceeds after the payment to all senior lenders. It is therefore possible that we will not recover the full amount of a foreclosed loan or of our unrecovered investment in the loan.

         At September 30, 2002, our allowance for possible losses was $3.5 million (1.7%) of the book value of our real estate loans and ventures. You should not assume that this allowance will prove to be sufficient to cover future losses, or that future provisions for loan losses will not be materially greater than our allowance for losses. Losses in excess of our allowance for losses, or an increase in our provision for losses, could materially reduce our earnings.

         Our loans typically do not conform to standard loan underwriting criteria. Many of our loans are subordinate loans. As a result, our loans are relatively illiquid investments. We may be unable to vary our portfolio in response to changing economic, financial and investment conditions.

         The existence of hazardous or toxic substances on a property will reduce its value and our ability to sell the property in the event of a default in the loan it underlies. Contamination of a real property by hazardous substances or toxic wastes not only may give rise to a lien on that property to assure payment of the cost of remediation, but also can result in liability to us as lender or, if we assume ownership or management, as an owner or operator. Many environmental laws impose liability regardless of whether we know of, or are responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit use of contaminated properties. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing environmental requirements may increase our exposure to environmental liability.

         Our income from our real estate operations includes accretion of discount, which is a non-cash item. For a discussion of accretion of discount, see "Business - Real Estate Finance - Accounting for Discounted Loans." For the years ended September 30, 2002, 2001 and 2000, accretion of discount was $3.2 million, $5.9 million, and $5.8 million, respectively. Under generally accepted accounting principles, the amount of income we accrete on a loan equals the difference between our cost basis in the loan and the sum of the projected cash flows from the property underlying the loan, net to our interest. If the actual cash flows from the property are less than our estimates, or if we reduce our estimates of cash flows, our earnings may be adversely affected. Moreover, if we sell a loan, or foreclose upon and sell the underlying property, and the amount we receive is less than the amount of our investment plus the amount of the accreted discount, we will recognize an immediate charge to our allowance for losses or, if that amount is insufficient, our statement of operations.

         Before fiscal 2000, we entered into a series of standby commitments with some participants in our loans which obligate us to repurchase their participations or substitute a performing loan if the borrower defaults. At September 30, 2002, the participations as to which we had standby commitments had aggregate outstanding balances of $10.6 million. At September 30, 2002, we also were contingently liable under guarantees of $2.2 million in mortgage loan receivables connected with a discontinued operation and contingently liable under guarantees of $905,000 in standby letters of credit issued in connection with Atlas Pipeline Partners and our lease of office space in New York City.

         In addition, we obtained senior lien financing with respect to loans 15, 22, 44, 49, and 53 in the table under "Loan Status". The senior loans are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These exceptions relate principally to the following:

         o fraud or intentional misrepresentation in connection with the loan documents;

         o misapplication or misappropriation of rents, insurance proceeds or condemnation awards during continuance of an event of default or, at any time, of tenant security deposits or advance rents;

         o payments of fees or commissions to various persons related to the borrower or to us during an event of default, except as permitted by the loan documents;

         o failure to pay taxes, insurance premiums or specific other expenses, failure to use property revenues to pay property expenses, and commission of criminal acts or waste with respect to the property;

         o environmental violations; and

         o the undismissed or unstayed bankruptcy or insolvency of borrower.

         We believe that none of the foregoing standby commitments or guarantees must be included in our consolidated financial statements based on our assessment that the likelihood of our being required to pay any claims under any of them is remote under the facts and circumstances pertaining to each of them. An adverse change in these facts and circumstances could cause us to determine that the likelihood that a particular contingency may occur is no longer remote. In that event, we may be required to include all or a portion of the contingency as a liability in our financial statements, which could result in:

         o violations of restrictions on incurring debt contained in our senior notes or in agreements governing our other outstanding debt;

         o defaults under and acceleration of the maturity of our senior notes or our other indebtedness; and

         o prohibitions on additional borrowings under our credit lines.

         In addition, if we become liable under one or more of the foregoing commitments or contingencies, we may not have sufficient funds to pay them and, in order to meet our obligations, may have to sell assets at times and for prices that are disadvantageous to us.

                  We are involved in a dispute with the purchaser of our former proprietary equipment leasing subsidiary, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Obligations Relating to Discontinued Operations." We are in discussions with the purchaser to settle that dispute. The amount of the final settlement, if any, may significantly exceed the amount we have reserved. If the settlement does exceed the reserve amount, the excess will be a charge against our earnings.

         We currently serve as the general partner of five public equipment leasing partnerships, including one in the offering stage, a private real estate investment partnership in the offering stage and two private partnerships that have invested and will invest in issuers of debt obligations collateralized by trust preferred securities, one of which is in the offering stage. We intend to develop further investment partnerships for which we will act a as general partner. As a general partner, we are contingently liable for the obligations of these partnerships to the extent that their obligations cannot be repaid from partnership assets or insurance proceeds.

ITEM 2. PROPERTIES

         We maintain our executive office, real estate finance, and financial services operations in Philadelphia, Pennsylvania under a lease for 15,300 square feet. This lease, which expires in May 2008, contains extension options through 2033, and is located in an office building in which we have a 50% equity interest. We also maintain a 2,100 square foot office in New York, New York under a lease agreement that expires in December 2006.

         We own a 24,000 square foot office building in Pittsburgh, Pennsylvania, a 17,000 square foot field office and warehouse facility in Jackson Center, Pennsylvania and a field office in Deerfield, Ohio. We rent other field offices in New York, Ohio and Pennsylvania on a month-to-month basis. We lease another field office in Ohio and one in Pennsylvania on a month-to-month basis. We also rent 9,300 square feet of office space in Uniontown, Ohio under a lease expiring in February 2006. All of these properties are used for our energy operations.

         We lease 10,300 square feet of office space in Pittsburgh, Pennsylvania, which is subleased to Optiron Corporation, an energy technology company in which we own a 10% interest. This lease expires in April 2003.

 Energy

         Production. The following table sets forth the quantities of our natural gas and oil production, average sales prices, average production costs per equivalent unit of production and average exploration costs per equivalent unit of production, for the periods indicated.

                                             Production                 Average Sales Price       Average Production
                                    ---------------------------        --------------------            Cost per
Fiscal Year                         Oil (Bbls)        Gas (Mcf)        per Bbl      per Mcf          Mcfe (1) (2)
-----------                         ----------        ---------        -------      -------          ------------
2002..........................        172,750         7,117,276         $20.45       $3.56               $.82
2001..........................        177,437         6,342,667         $25.56       $5.04               $.84
2000..........................        195,974         6,440,154         $24.50       $3.15               $.95

--------------------------
(1)      Oil production is converted to Mcfe at the rate of six Mcf per Bbl.
(2) Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

         Productive wells. The following table sets forth information as of September 30, 2002 regarding productive natural gas and oil wells in which we have a working interest:

                                                                                       Number of Productive Wells
                                                                                       --------------------------
                                                                                       Gross (1)          Net (1)
                                                                                       ---------          -------
Oil wells....................................................................                264              215
Gas wells....................................................................              4,225            2,295
                                                                                          ------           ------
     Total...................................................................              4,489            2,510
                                                                                          ======           ======

--------------------------
(1) Includes our equity interest in wells owned by 84 investment partnerships for which we serve as general partner and various joint ventures. Does not include our royalty or overriding interests in 601 other wells.

         Developed and Undeveloped Acreage. The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of September 30, 2002. The information in this table includes our equity interest in acreage owned by drilling partnerships sponsored by us.

                                                           Developed Acreage                     Undeveloped Acreage
                                                         --------------------                    -------------------
                                                         Gross            Net                    Gross           Net
                                                         -----            ---                    -----           ---
  Arkansas.....................................          2,560             403                        -             -
  Kansas.......................................            160              20                        -             -
  Kentucky.....................................            924             462                   12,952         6,476
  Louisiana....................................          1,819             206                        -             -
  Mississippi..................................             40               3                        -             -
  New York.....................................         20,439          15,620                   11,975        11,975
  Ohio.........................................        141,031         108,866                   70,895        67,459
  Oklahoma.....................................          4,323             468                        -             -
  Pennsylvania.................................         87,873          67,103                  119,959       119,959
  Texas........................................          4,520             329                        -             -
  Utah.........................................            160              37                    7,073         1,189
  West Virginia................................          1,077             539                        -         5,492
  Wyoming......................................              -               -                       80            80
                                                       -------         -------                  -------       -------
                                                       264,926         194,056                  222,934       212,630
                                                       =======         =======                  =======       =======

         The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have terms that vary from less than one year to five years. We paid rentals of approximately $490,300 in fiscal 2002 to maintain our leases.

         We believe that we hold good and indefeasible title to our properties, in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination and we perform curative work on defects that we deem significant. We have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

         Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. Our properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of our properties.

         Drilling activity. The following table sets forth information with respect to the number of wells completed for the periods indicated, regardless of when drilling was initiated.

                                      Exploratory  Wells                                   Development Wells
                          ----------------------------------------              ---------------------------------------
                            Productive                    Dry                    Productive                    Dry
                          ---------------            -------------              -------------              ------------
Fiscal Year               Gross       Net            Gross     Net              Gross     Net              Gross    Net
-----------               -----       ---            -----     ---              -----     ---              -----    ---
2002.............          -           -               -        -               246.0     78.7              6       2.0
2001.............          -           -             1.0      .18               256.0     76.6              1        .27
2000.............          -           -             1.0      .20               155.0     41.2              3        .80

         Present Activites. As of December 1, 2002, we were in the process of drilling 13 gross (3.6 net) wells.

         Delivery Commitments. We are not, nor are the partnerships and joint ventures we manage, obligated to provide any fixed quantities of oil or gas in the future under existing contracts.

         Natural Gas and Oil Reserve Information. The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas and oil reserves and future net revenues of natural gas and oil reserves upon reports prepared by Wright & Company, Inc. In accordance with SEC guidelines, we make the standardized and SEC PV-10 estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following weighted average prices:

                                                                                    Years Ended September 30,
                                                                             -------------------------------------
                                                                               2002           2001           2000
                                                                             -------        -------        -------
  Natural gas (per Mcf)...............................................       $  3.80        $  3.81        $  4.49
  Oil (per Bbl).......................................................       $ 26.76        $ 19.60        $ 26.84

         Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of our consultants, Wright & Company. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those estimated by Wright & Company in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas and oil properties. PV-10 values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

         We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deducted operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We made no provision for income taxes, and based the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas and oil reserves or their present value. For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see Note 17 of the Notes to Consolidated Financial Statements.

                                                                              Proved Natural Gas and Oil Reserves
                                                                              -----------------------------------
                                                                                       At September 30,
                                                                              ----------------------------------
                                                                                   2002       2001      2000
                                                                                   ----       ----      ----
  Natural gas reserves (Mmcf) (1):
    Proved developed reserves............................................          83,996     80,249    74,333
    Proved undeveloped reserves..........................................          39,226     37,868    38,810
                                                                                 --------   --------  --------
    Total proved reserves of natural gas.................................         123,222    118,117   113,143
                                                                                 ========   ========  ========
  Oil reserves (Mbbl) (2):
    Proved developed reserves............................................           1,846      1,735     1,767
    Proved undeveloped reserves..........................................              32         66         -
                                                                                 --------   --------  --------
    Total proved reserves of oil.........................................           1,878      1,801     1,767
                                                                                 ========   ========  ========

    Total proved reserves (Mmcfe) (3).................................            134,490    128,923   123,745
                                                                                 ========   ========  ========

  PV-10 estimate of cash flows of proved reserves (in thousands):
    Proved developed reserves............................................        $120,260   $109,288  $122,852
    Proved undeveloped reserves..........................................          12,209     17,971    17,929
                                                                                 --------   --------  --------
    Total PV-10 estimate.................................................        $132,469   $127,259  $140,781
                                                                                 ========   ========  ========

------
(1) "Mmcf" means a million cubic feet.
(2) "Mbbl" means a thousand barrels.
(3) "Mmcfe" means a million cubic feet equivalent. Oil production is converted to Mcfe at the rate of six mcf per barrel.

ITEM 3. LEGAL PROCEEDINGS

         We are a defendant, together with certain of our officers and directors and our independent auditor, Grant Thornton LLP, in consolidated actions that were instituted on October 14, 1998 in the U.S. District Court for the Eastern District of Pennsylvania by stockholders, putatively on their own behalf and as class actions on behalf of similarly situated stockholders, who purchased shares of our common stock between December 17, 1997 and February 22, 1999. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as the result of misstatements and omissions allegedly contained in our periodic reports and a registration statement filed with the SEC. We have agreed to settle this matter for a maximum of $7.0 million plus approximately $1.0 million in costs and expenses, of which $6.0 million will be paid by two of our directors' and officers' liability insurers. We have agreed to the settlement to avoid the potential of costly litigation, which would have involved significant time of senior management. A third insurer has refused to contribute the remaining $2.0 million. We believe the insurer's refusal is wrongful and intend to bring an action against it. To the extent that the amount of our recovery, if any, net of our costs and expenses, is less than $2.0 million, the plaintiffs have agreed to reduce their settlement amount by 50% of the difference between $2.0 million and the recovery amount, to a maximum of $1.0 million if we recover nothing. We have charged operations $1.0 million in the fiscal year ended September 30, 2002 in relation to this settlement, if we are successful in receiving reimbursement from our third insurer, future operations will be benefited.

         We are a defendant in a proposed class action originally filed in February 2000 in the New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased property to us. The complaint alleges that we are not paying landowners the proper amount of royalty revenues derived from the natural gas produced from the wells on leased property. The complaint seeks damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that allegedly should have been paid. We believe the complaint is without merit and are defending ourselves vigorously.

         We are a defendant in an action filed in the U.S. District Court for the District of Oregon by the former chairman of TRM Corporation, who has since died, and his children. Our chief executive officer and a former director also have been named as defendants. The plaintiffs' claims for breach of contract, fraud and promissory estoppel are based on an alleged oral agreement to purchase one million shares of plaintiffs' stock in TRM Corporation for $13.0 million. Plaintiffs seek actual damages of at least $12.0 million, plus punitive damages in an unspecified amount. We believe the complaint is without merit and are defending ourselves vigorously.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq Stock Market under the symbol "REXI." The following table sets forth the high and low sale prices, as reported by Nasdaq, on a quarterly basis for our last two fiscal years.

                                                                                                    High            Low
                                                                                                 ---------       ---------
Fiscal 2002
-----------
Fourth Quarter.............................................................................      $   11.24       $    7.48
Third Quarter..............................................................................      $   11.65       $    9.78
Second Quarter.............................................................................      $   11.24       $    8.22
First Quarter..............................................................................      $    9.80       $    7.89

Fiscal 2001
-----------
Fourth Quarter.............................................................................      $   12.90       $    7.55
Third Quarter..............................................................................      $   13.81       $    9.31
Second Quarter.............................................................................      $   12.38       $   10.00
First Quarter..............................................................................      $   11.63       $    7.47

         As of November 15, 2002, there were 17,409,000 shares of common stock outstanding held by 635 holders of record.

         We have paid regular quarterly cash dividends on our common stock (as adjusted for stock splits dividends) of $.03 per share commencing with the fourth quarter of fiscal 1995. The indenture governing our senior notes restricts our payment of dividends on our common stock unless we meet certain financial tests. For a description of these restrictions, see Item 1 "Business - Credit Facilities and Senior Notes."

         For information concerning common stock authorized for issuance under our stock options and other equity compensation plans concerning options outstanding under these plans, see Note 8 to our consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this report. We have derived the selected consolidated financial data set forth below for each of the years ended September 30, 2002, 2001 and 2000, and at September 30, 2002 and 2001 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, independent accountants. We have derived the selected financial data for the years ended September 30, 1999 and 1998 and at September 30, 2000, 1999 and 1998 from our consolidated financial statements for those periods audited by Grant Thornton LLP but not included in this report.

                                                                           For the Years Ended September 30,
                                                      ----------------------------------------------------------------------------
                                                           2002            2001            2000           1999           1998
                                                      ---------------- -------------- --------------- -------------- -------------
                                                                         (in thousands, except per share data)
Income statement data:
Revenues:
Energy............................................     $    97,912       $  94,806      $   70,552      $  55,093      $    6,734
Real estate finance...............................          16,582          16,899          18,649         45,907          55,834
Interest and other................................           6,269           6,601          11,460          8,525           7,263
                                                       -----------       ---------      ----------      ---------      ----------
   Total revenues.................................     $   120,763       $ 118,306      $  100,661      $ 109,525      $   69,831
                                                       ===========       =========      ==========      =========      ==========
Income from continuing operations before
   income taxes and cumulative effect of a
   change in accounting principle.................     $    11,772       $  20,410      $    7,882      $  35,775      $   41,127
Provision for income taxes........................           3,414           6,327           2,401         11,262          13,123
                                                       -----------       ---------      ----------      ---------      ----------
Income from continuing operations before
   cumulative effect of a change in accounting
   principle......................................           8,358          14,083           5,481         24,514          28,004
                                                       -----------       ---------      ----------      ---------      ----------
   Net (loss) income..............................     $    (3,309)      $   9,829      $   18,165      $  18,460      $   27,611
                                                       ===========       =========      ==========      =========      ==========


Net (loss) income per common share-basic:
From continuing operations before discontinued
   operations and cumulative effect of change
   in accounting principle........................     $       .48       $     .78      $      .24      $    1.10      $     1.67
                                                       ===========       =========      ==========      =========      ==========
   Net (loss) income per common share-basic.......     $      (.19)      $     .55      $      .78      $     .83      $     1.65
                                                       ===========       =========      ==========      =========      ==========
Net (loss) income per common share-diluted:
From continuing operations before discontinued
   Operations and cumulative effect of change
   in accounting principle........................     $       .47      $      .76     $      .23      $     1.07      $     1.62
                                                       ===========       =========      ==========      =========      ==========
   Net (loss) income per common share-diluted.....     $      (.19)     $      .53     $      .76      $      .81      $     1.60
                                                       ===========       =========      ==========      =========      ==========
Cash dividends per common share...................     $       .13      $      .13     $      .13      $      .13      $      .13
                                                       ===========       =========      ==========      =========      ==========
Balance sheet data:
Total assets......................................     $   467,498      $  466,464     $   507,831     $  540,132      $  415,561
Long-term debt (including current maturities).....     $   155,510      $  150,131     $   134,932     $  234,028      $  140,280
Stockholders' equity..............................     $   233,539      $  235,459     $   281,215     $  263,789      $  236,478

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since fiscal 1999, our energy operations have become an increasingly significant aspect of our company. This results not only from our acquisitions of energy companies and energy assets, but also from the sale of our proprietary small ticket leasing business in fiscal 2000 and our decision, also, in fiscal 2000, to focus our real estate finance operations on managing our existing portfolio rather than acquiring new real estate loans. In fiscal 2002, we began to pursue expansion of our financial services and real estate operations through sponsorship of investment partnerships. Neither our financial services nor our real estate investment partnerships constituted a material portion of our business at September 30, 2002. We show the expansion of our energy operations over the past three years in the following tables, which we have restated to reflect the sale of our proprietary small ticket equipment leasing business in:

                   Revenues as a Percent of Total Revenues (1)

                                                                                 Years Ended September 30,
                                                                           -----------------------------------
                                                                           2002            2001           2000
                                                                           ----            ----           ----
Energy ................................................................     81%            80%             71%
Real estate finance....................................................     14%            14%             19%

                     Assets as a Percent of Total Assets (2)

                                                                                  Years Ended September 30,
                                                                           -----------------------------------
                                                                           2002            2001           2000
                                                                           ----            ----           ----
Energy ................................................................     39%            38%             29%
Real estate finance....................................................     44%            44%             40%

-------------
(1) The balance (5% in 2002, 6% in 2001 and 10% in 2000) is attributable to revenues derived from corporate assets not attributable to a specific industry segment.

(2) The balance (17% in 2002, 18% in 2001 and 31% in 2000) is attributable to corporate assets not attributable to a specific industry segment.

Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil sales, and production costs per Mcfe for our energy operations during fiscal 2002, 2001 and 2000:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2002            2001           2000
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
Revenues:
   Production..........................................................  $    28,916    $    36,681     $    25,231
   Well drilling.......................................................       55,736         43,464          31,869
   Well services.......................................................        7,871          8,946           8,682
   Transportation......................................................        5,389          5,715           4,770
                                                                         -----------    -----------     -----------
                                                                         $    97,912    $    94,806     $    70,552
                                                                         ===========    ===========     ===========

Costs and expenses:
   Production..........................................................  $     6,693    $     6,185     $     7,229
   Exploration.........................................................        1,571          1,661           1,110
   Well drilling.......................................................       48,443         36,602          25,806
   Well services.......................................................        3,938          4,151           3,772
   Transportation......................................................        2,052          2,001           2,842
   Non-direct..........................................................        7,753          9,376           7,619
                                                                         -----------    -----------     -----------
                                                                         $    70,450    $    59,976     $    48,378
                                                                         ===========    ===========     ===========


                                                                                  Years Ended September 30,
                                                                         ------------------------------------------
                                                                              2002          2001            2000
                                                                         -----------    -----------     -----------
Revenues (in thousands):
   Gas (1).............................................................  $    25,359    $    31,945     $    20,286
   Oil.................................................................  $     3,533    $     4,535     $     4,802
Production volumes:
   Gas (Mcf/day)(1)....................................................       19,499         17,377          17,596
   Oil (Bbls/day)......................................................          473            486             535
Average sales prices:
   Gas (per Mmcf)......................................................  $      3.56    $      5.04     $      3.15
   Oil (per Bbl).......................................................  $     20.45    $     25.56     $     24.50
Production costs:
   As a percent of sales...............................................           23%            16%             29%
   Per Mcfe............................................................  $       .82    $       .84     $       .95

(1) Excludes sales of residual gas and sales to landowners.

         Our well drilling revenues and expenses represent the billing and costs associated with the completion of 242, 234 and 168 net wells for partnerships sponsored by Atlas America in fiscal 2002, 2001 and 2000, respectively. The following table sets forth information relating to these revenues and costs and expenses during the periods indicated:

                                                                                        Years Ended September 30,
                                                                               -------------------------------------------
                                                                                  2002            2001             2000
                                                                                  ----            ----             ----
                                                                                              (in thousands)
Average revenue per well..................................................     $      230      $      186       $      190
Average cost per well.....................................................            200             156              154
                                                                               ----------      ----------        ---------
Average gross profit per well.............................................     $       30      $       30       $       36
                                                                               ==========      ==========       ==========
Gross profit margin.......................................................          7,293           6,862            6,063
                                                                               ==========      ==========       ==========
Gross margin percent......................................................             13%             16%              19%
                                                                               ==========      ==========       ==========

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

                  Our natural gas revenues were $25.4 million in fiscal 2002, a decrease of $6.6 million (21%) from $31.9 million in fiscal 2001. The decrease was due to a 29% decrease in the average sales price of natural gas partially offset by a 12% increase in production volumes. The $6.6 million decrease in gas revenues consisted of $9.3 million attributable to price decreases, partially offset by $2.7 million attributable to volume increases. Although natural gas prices were lower in fiscal 2002 than in fiscal 2001, the prices we have received for our natural gas sold, subsequent to year end, has increased to over $4.00 per mcf. As a result, if current market conditions persist, we believe that our natural gas production revenues will be higher in fiscal 2003 than in fiscal 2002. Natural gas volume increases are attributable to volumes associated with new wells drilled for our partnerships, partially offset by the natural production decline inherent in the life of a well.

         Our oil revenues were $3.5 million in fiscal 2002, a decrease of $1.0 million (22%) from $4.5 million in fiscal 2001. The decrease resulted from a 20% decrease in the average sales price of oil and a 3% decrease in production volumes. The $1.0 million decrease in oil revenues consisted of $906,000 attributable to price decreases, and $96,000 attributable to volume decreases. Although oil prices were lower in fiscal 2002 than in fiscal 2001, the prices we have received for our oil sold, subsequent to year end, has increased to an average of $25.00 per barrel through November 2002. The decrease in oil volumes is a result of the natural production decline inherent in the life of a well, this decline was not offset by new wells added, as the majority of the wells we have drilled during the past several years have targeted gas reserves.

         Our well drilling gross profit increased $431,000 in fiscal 2002 from fiscal 2001 due to an increase in the number of wells drilled ($241,000) and the gross profit per well ($190,000), during fiscal 2002 as compared to fiscal 2001. Both the average revenue and cost per well increased $44,000 in fiscal 2002 as compared to fiscal 2001. Demand for drilling equipment and services increased in the fiscal year ended September 30, 2002 as compared to fiscal 2001 as a result of increases in the prices obtainable for natural gas in fiscal 2001, resulting in an increase in the cost to us of obtaining such equipment and services. In fiscal 2002, we changed the structure of our drilling contracts to a cost-plus basis from a turnkey basis. Cost-plus contracts protect us in an inflationary environment while limiting our profit margin. Both the revenue and cost per well are affected by changes in oil and gas prices and competition for drilling equipment and services. We have continued to enter into drilling contracts after our fiscal year end with gross margin rates of 13% and expect to obtain that margin through fiscal 2003.

         Our well services revenues decreased $1.1 million (12%) primarily as a result of a decrease in gas marketing revenues due to the continuing decrease of marketing activities for third parties in fiscal 2002. This decrease was partially offset by an increase in fee income due to an increase in the number of wells we operate as a result of new partnership wells drilled during fiscal 2002 and 2001. Our well service expenses decreased 5% in fiscal 2002 as compared to the prior year. The decrease in fiscal 2002 also resulted from our decreased gas marketing activities, partially offset by an increase in labor costs due to an increase in the number of wells we service. Although we sold our gas marketing subsidiary in fiscal 2000, we maintained a small in-house marketing function in fiscal 2001, such activities were greatly decreased in fiscal 2002. We expect fiscal 2003 marketing levels to be in line with fiscal 2002, while we believe in fiscal 2003, fee income will increase due the addition of partnerships wells we drill and operate.

         Our transportation revenues, which derive from our natural gas transportation agreements with partnerships we sponsor, decreased $326,000 (6%) in fiscal 2002 to $5.4 million from $5.7 million in fiscal 2001. The decrease was a result of a decrease in the average prices received for natural gas transported by our pipelines, as a portion of our transportation contracts are based on the price of the gas transported.

         While we continue to seek production efficiencies and reduce our average production cost from $.84 per Mcf in fiscal 2001 to $.82 per Mcf in fiscal 2002, our production costs increased $508,000 (8%) to $6.7 million in fiscal 2002 from $6.2 million in fiscal 2001 as a result of an increase in number of wells in which we have an interest and transportation expenses associated with the increased volumes we produced to our interest.

         Our non-direct expenses were $7.8 million in fiscal 2002, a decrease of $1.6 million (17%) from $9.4 million in fiscal 2001. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services. These expenses were partially offset by fees we earn from our partnership management activities, resulting from an increase in the number of wells drilled and managed during the year as compared to the prior year. In addition, we more closely allocated direct costs associated with our other energy activities to those activities, thereby reducing non-direct expenses.

         Depletion of oil and gas properties as a percentage of oil and gas revenues was 27% in fiscal 2002 compared to 17% in fiscal 2001. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas. Lower gas prices caused depletion as a percentage of oil and gas revenues to increase in fiscal 2002 as compared to fiscal 2001.

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

         Our well drilling gross profits increased $799,000 (13%) in fiscal
2001 as compared to fiscal 2000, as result of an increase in the number of wells drilled ($1.9 million), partially offset by a decrease in the gross profit per well ($1.1 million), during fiscal 2001 as compared to fiscal 2000. The average revenue per well decreased $4,000 (2%), while the average cost per well increased $2,000 (1%) in fiscal 2001 as compared to fiscal 2000, respectively. The increase in the number of wells drilled resulted from an increase in the funds we were able to obtain from investors for our drilling partnerships. Both the revenue and cost per well are affected by changes in oil and gas prices and competition for drilling equipment and services.

         Well services revenues increased $264,000 (3%) to $8.9 million from $8.7 million in fiscal 2000 as a result of an increase in the number of wells we operate. The increase in the number of wells resulted from new partnership wells drilled during fiscal 2001. This increase was partially offset by a decrease in gas marketing revenues, associated with the sale of our gas marketing subsidiary and a reduction of our activities in this area. Our well service expenses increased $379,000 (10%) to $4.2 million in fiscal 2001 as compared to $3.8 million in fiscal 2000. The increase in fiscal 2001 resulted from an increase in labor costs due to the increase in the number of wells we service.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000 - (Continued)

         Our transportation revenues increased slightly due to volumes associated with the additional wells drilled and pipelines acquired. Our transportation expenses decreased $841,000 (30%) in fiscal 2001 as a result of certain maintenance and repair costs associated with our acquisition of Viking Resources in fiscal 2000.

         Our production costs decreased $1.0 million (14%) to $6.2 million in fiscal 2001 from $7.2 million in fiscal 2000. Average production costs decreased $.11 (12%) to $.84 per Mcf in fiscal 2001 from $.95 per Mcf in fiscal 2000. The decrease in fiscal 2001 as compared to fiscal 2000 reflects efficiencies we realized through our consolidation of field operations subsequent to various acquisitions.

         Our exploration costs were $1.7 million in fiscal 2001, an increase of $551,000 (50%) from $1.1 million in fiscal 2000. This increase was due to increased personnel and operating expenses resulting from our increased drilling activities.

         Our non-direct expenses were $9.4 million in fiscal 2001, an increase of $1.8 million (23%) from $7.6 million in fiscal 2000. These expenses increased in part due to increased operations in our energy division and the transfer of personnel and their related payroll costs from corporate general and administrative to energy non-direct. In addition, costs and expenses associated with our public pipeline subsidiary, Atlas Pipeline Partners, increased $567,000 in part due to a full year of operations in fiscal 2001. Also, syndication expenses and outside services expenses increased $229,000 during fiscal 2001 as the amount of funds raised for our drilling partnerships and related drilling and servicing activities increased.

         Depletion of oil and gas properties as a percentage of oil and gas revenues was 17% in fiscal 2001 compared to 23% in fiscal 2000. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas. Higher gas prices caused depletion as a percentage of oil and gas revenues to decrease.

Results of Operations: Real Estate Finance

         During fiscal 2002, we continued to focus on managing our existing portfolio of real estate loans rather than on acquiring new real estate loans. In fiscal 2002 and 2001 we sold eight portfolio loans, took a non-recourse note as partial proceeds on the sale of one loan, acquired senior lien interests in each of two loans in which we had previously held only subordinate interests and acquired senior lien interests in four other loans. These transactions were primarily directed at simplifying our loan portfolio, improving our lien seniority and increasing our interest income.

         The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                                  Years Ended September 30,
                                                                            -----------------------------------
                                                                            2002            2001           2000
                                                                            ----            ----           ----
                                                                                      (in thousands)
Revenues:
     Interest..........................................................  $     9,907    $     9,251     $    11,229
     Accreted discount (net of collection of interest).................        3,212          5,923           5,802
     Gains on resolutions of loans and loan payments in excess
       of the carrying value of loans..................................        2,398          1,612           1,443
     Net rental and fee income.........................................        1,065            113             175
                                                                         -----------    -----------     -----------
                                                                         $    16,582    $    16,899     $    18,649
                                                                         ===========    ===========     ===========
Cost and expenses......................................................  $     2,423    $     1,504     $     3,256
                                                                         ===========    ===========     ===========

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         Revenues from our real estate finance operations decreased $317,000 (2%) from $16.9 million in fiscal 2001 to $16.6 million in fiscal 2002. We attribute these changes to the following:

         o A decrease in interest and accreted discount of $2.1 million (14%) in fiscal 2002 as compared to fiscal 2001, primarily resulting from the following:

           - The sale of three and five loans in fiscal 2002 and fiscal 2001, respectively, which decreased interest income by $3.6 million in fiscal 2002 as compared to fiscal 2001. We anticipate that the sale of loans in fiscal 2002 will further decrease accretion in fiscal 2003 as compared to fiscal 2002 by approximately $1.2 million.

           - The completion of accretion on five loans, which decreased interest income by $510,000 in fiscal 2002 as compared to fiscal 2001. We anticipate that the completion of accretion on these loans will further reduce accretion by approximately $1.5 million in fiscal 2003 as compared to fiscal 2002.

           - An increase of $612,000 in our accretion due to increases in our estimated cash flows relating to several properties. These increases resulted from improvements in general economic conditions in the areas in which these properties are located, which enabled the properties to obtain increased current rents or occupancy rates and thus increased our estimates of cash flows from these properties.

           - An increase in interest income of $1.4 million resulting from the purchase of senior lien interests in loans in fiscal 2001 in which we previously held subordinated interests.

         o An increase of $786,000 (49%) in gains from resolution of loans and loan repayments in excess of carrying values in fiscal 2002 as compared to fiscal 2001, resulting primarily from the following:

           - In fiscal 2002, we sold one loan having a book value of $1.0 million to RAIT for $1.8 million, resulting in a gain of $757,000.

           - In fiscal 2002, we sold a second loan having a book value of $22.4 million for $24.0 million, resulting in a gain of $1.6 million.

           - In fiscal 2001, we sold loans having an aggregate book values of $23.6 million for $25.1 million, resulting in gains of $1.5 million.

           - In fiscal 2001, we received repayments on two loans having aggregate book values of $130,000, for $225,000, resulting in gains of $95,000.

         o An increase in net rental and fee income of $952,000 to $1.1 million in fiscal 2002 from $113,000 in fiscal 2001. This increase primarily resulted from an increase of $1.0 million in our equity earnings in one real estate joint venture in which we own a 50% equity interest and receipt of a consulting fee of $300,000 from another real estate joint venture in which we own a 25% equity interest.

         Gains on resolutions of loans and loan payments in excess of the carrying value of loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

         Costs and expenses of our real estate finance operations were $2.4 million in fiscal 2002, an increase of $919,000 (61%) from $1.5 million in the same period of the prior fiscal year. The increase primarily resulted from an increase in professional fees of $577,000 associated with litigation settled in fiscal 2002 regarding two of our real estate loans. In addition, wages and benefits increased $308,500 in fiscal 2002 as a result of the addition of a new president and other personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate joint ventures and to expand our real estate operations through the sponsorship of real estate investment partnerships. The one real estate partnership we sponsored in fiscal 2002 is in its offering phase and, as a consequence, did not generate fees or other revenues for us.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         Revenues from our real estate finance operations decreased $1.7 million (9%), from $18.6 million in fiscal 2000 to $16.9 million in fiscal 2001. We attribute the decrease primarily to the following:

         o A decrease of $1.9 million (11%) in interest income resulting from the following:

           - The repayment of two loans by two borrowers, one in October 1999 and one in July 2000 of approximately $59.6 million, which decreased interest income by $1.9 million during fiscal 2001 compared to fiscal 2000.

           - The sale of six loans, one in December 1999, one in June 2000, one in March 2001, two in June 2001 and one in July 2001, which decreased interest income by $863,000 during fiscal 2001 compared to fiscal 2000.

           - The completion of accretion of discount in fiscal 2001 on eight loans as to which $1.4 million in accretion had been taken in fiscal 2000, as compared to $448,000 of accretion in fiscal 2001, which decreased interest income by $948,000.

           - The non-cash loss and decrease in service fees were offset by an increase of $1.9 million in accretion of discount on eight loans in fiscal 2001 compared to fiscal 2000.

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

           - This non-cash loss and decrease in service fees were partially offset by a one-time service fee of $190,000 received from a real estate venture in which we own a 50% interest, an increase of $68,000 in rental income from another real estate venture and income of $224,000 associated with another joint venture which we account for using the equity method.

         o An increase of $169,000 (12%) in gains on sales of loans from $1.4 million in fiscal 2000 to $1.6 million in fiscal 2001, resulting primarily from the following:

           - The sales of five loans in fiscal 2001, having aggregate book values of $23.6 million for $25.1 million, resulting in gains of $1.5 million as compared to the sales of three loans in fiscal 2000, having aggregate book values of $11.1 million, for $12.4 million, resulting in gains of $1.3 million.

           - The repayment of two loans in fiscal 2001, having aggregate book values of $130,000, for $225,000, resulting in gains of $95,000 as compared to the repayment of four loans in fiscal 2000, having aggregate book values of $299,000, for $440,000, resulting in gains of $141,000.

         Costs and expenses of our real estate finance operations decreased $1.8 million (54%) to $1.5 million in the year ended September 30, 2001. The decrease was primarily due to a reduction in staff resulting from our decision in fiscal 2000 to concentrate our real estate finance activities on managing our existing loan portfolio.

Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $6.3 million in fiscal 2002, a decrease of $332,000 (5%) as compared to $6.6 million fiscal 2001. The following table sets forth information relating to interest and other income during the periods indicated:

                                                                                       Years Ended September 30,
                                                                               ----------------------------------------
                                                                                  2002            2001          2000
                                                                               ----------      ----------    ----------
                                                                                            (in thousands)
Interest income...........................................................     $    1,242      $    3,199    $    8,610
Dividend income...........................................................          3,276           2,170         1,705
Gains (losses) on sales of property and equipment.........................            315             (54)          179
Other.....................................................................          1,436           1,286           966
                                                                               ----------      ----------    ----------
                                                                               $    6,269      $    6,601    $   11,460
                                                                               ==========      ==========    ==========

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         Interest income decreased $2.0 million in fiscal 2002 to $1.2 million from $3.2 million due to the continued decrease in our cash balances from the level at September 30, 2000 which was a result of the sale of our small ticket leasing subsidiary in August 2000, as well as to lower rates on those funds invested. During fiscal 2002 and 2001, such funds were used to invest in our drilling partnerships and to repurchase our common stock. Dividend income from RAIT increased due to the purchase in December 2001 of an additional 125,000 RAIT shares; additionally, the amount of dividends declared by RAIT increased. Gains on sales of property and equipment increased primarily due to the sale of certain gas and oil assets which were not located within the Appalachian basin and thus did not fit our business model.

         Our general and administrative expenses increased $1.5 million (26%) to $7.1 million in fiscal 2002, from $5.6 million in fiscal 2001. This increase primarily resulted from increases in salaries and benefits, including health insurance, and increases in the costs of our professional services.

         Our interest expense was $12.8 million in fiscal 2002, a decrease of $1.9 million (13%) from $14.7 million in fiscal 2001. This decrease primarily resulted from our repurchase of our senior notes during fiscal 2002 and 2001, which reduced interest by $1.2 million in fiscal 2002 as compared to fiscal 2001. In addition, in energy and real estate finance, our interest expense decreased $867,000 due to decreases in short-term interest rates in fiscal 2002 as compared to fiscal 2001.

         Our provision for possible losses was $1.4 million in fiscal 2002, an increase of $530,000 (61%) from $863,000 in fiscal 2001. The increase resulted from a $910,000 increase in the allowance for possible losses associated with the write-down of one real estate loan which was sold during the current fiscal year and an increase in the general allowance for possible losses, offset by the recovery of $117,000 from an account previously written off due to the bankruptcy filing of an energy customer.

         Our provision for legal settlement represents the maximum amount of our out-of-pocket liability for the settlement of an amended class action complaint instituted in October 1998, as described in Item 3, "Legal Proceedings." To the extent that our actual cost is less than the provision, it will reduce our expenses in the future.

         We own 51% of the limited partnership interests in Atlas Pipeline Partners through both our general partners' interest and the subordinated units we received at the closing of Atlas Pipeline Partners' public offering. The minority interest in Atlas Pipeline Partners is the interest of Atlas Pipeline Partners' common unitholders. Because we own more than 50% of Atlas Pipeline Partners, we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline Partners earnings was $2.6 million for the twelve months ended September 30, 2002, as compared to $4.1 million for the twelve months September 30, 2001, a decrease of $1.5 million (36%). This decrease was the result of a decrease in Atlas Pipeline Partners' net income principally caused by decreases in transportation fees received. These fees vary with the price of natural gas, which on average, was lower in fiscal 2002 than 2001.

         Our effective tax rate decreased to 29% in fiscal 2002 as compared to 31% in fiscal 2001 as a result of a decrease in the amortization of goodwill in fiscal 2002 as compared fiscal 2001. We adopted SFAS 142 on October 1, 2001, which eliminates the amortization of goodwill, and replaced it with a requirement that goodwill be assessed periodically for impairment and an expense recognized to the extent of any impairment not previously recognized.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         Our interest and other income was $6.6 million in fiscal 2001, a decrease of $4.9 million (42%) from $11.5 million in fiscal 2000. The decrease in fiscal 2001 primarily resulted from a decrease in interest income of $5.4 million (63%), most of which was attributable to lower invested balances due to the use of excess cash received from the sale of our equipment leasing subsidiary in August 2000. Dividend income increased $465,000 primarily as a result of our purchase of an additional 475,000 shares of RAIT in fiscal 2001. Other expenses, which are netted in this line item, decreased $790,000 in fiscal 2001 due to non-recurring charges in the prior year.

         Our general and administrative expenses were $5.7 million in fiscal 2001, a decrease of $2.2 million (28%) from $7.9 million in fiscal 2000. The decrease primarily resulted from decreases in pension expense and salary and benefits or $2.4 million as we redeployed certain personnel and their related payroll costs to energy operations from general and administrative costs.

         Our depreciation, depletion and amortization expense was $11.0 million in fiscal 2001, an increase of $1.2 million (12%) from $9.9 million in fiscal 2001. This increase primarily resulted from an increase in the depletable basis of our oil and gas properties due to the additional capitalized costs associated with drilling and acquisitions in fiscal 2001.

         Our interest expense was $14.7 million in fiscal 2001, a decrease of $3.9 million (21%) from $18.6 million in fiscal 2000. This decrease primarily resulted from our repurchase of our senior notes during fiscal 2001, which reduced interest expense by $2.9 million for fiscal 2001 as compared to fiscal 2000. In addition, a reduction in borrowings and lower rates for our energy related borrowings decreased interest expense by $1.2 million in fiscal 2001 and 2000. These decreases were partially offset by an increase in interest expense in our real estate operations due to increased borrowings.

         Our provision for possible losses was $863,000 in fiscal 2001, a net decrease of $73,000 (8%) from $936,000 in fiscal 2000, resulting primarily from the following:

         o In energy, we recorded a provision for possible losses against receivables in the amount of $263,000, associated with the bankruptcy filing of an energy customer.

         o In real estate, we recorded a provision on one loan in the amount of $328,000 in fiscal 2000. We subsequently sold the loan in fiscal 2001 at no further loss.

         Our minority interest in Atlas Pipeline Partners' earnings was $4.1 million for fiscal 2001 as compared to $2.1 million for fiscal 2000, an increase of $2.0 million (99%). The increase was the result of an increase in Atlas Pipeline Partners' net income, resulting from the increase in the average sales price of natural gas in fiscal 2001, as well as the effect of a full year of operations in fiscal 2001.

         Our effective tax rate increased to 31% in fiscal 2001 as compared to 30% in fiscal 2000 as a result of an increase in pre-tax earnings coupled with a consistent level of permanent differences between book and taxable income.

Discontinued Operations and Cumulative Effect of Change in Accounting Principle

         In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," our decision in fiscal 2002 to dispose of Optiron Corporation, our former energy technology investment accounted for by the equity method, resulted in the presentation of Optiron as a discontinued operation for the three years ended September 30, 2002. We had held a 50% equity interest in Optiron; as a result of the disposition, we, currently hold a 10% equity interest, in Optiron.

         The cumulative effect of change in accounting principle relates to our equity method of accounting for Optiron prior to our decision to dispose of it. Optiron adopted SFAS 142 on January 1, 2002, and as a result of this adoption, Optiron realized an impairment and write-down on their books of goodwill associated with the on-going viability of the product with which the goodwill was associated. This impairment resulted in a cumulative effect adjustment of $1.9 million on Optiron's books, and as a result, we recorded our 50% share of this adjustment.

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

         The successor in interest to the purchaser, has made a series of claims totaling $19.0 million with respect to our indemnification obligations and representations. In addition, the successor has indicated it will have significant additional claims with respect to future credit losses that are covered by the indemnification. While we have disputed these claims, in the first quarter of fiscal 2003, we entered into substantive settlement negotiations with the successor. In December 2002, we agreed in principle to the monetary terms of a non-executed "Term Sheet for Proposed Settlement Agreement" with the successor. The ultimate settlement is subject to negotiation of a definitive settlement agreement, which the Company and the successor will seek to complete on or before December 31, 2002. The Company believes that the terms of any ultimate settlement will not be materially different from the most recent proposed agreement as described below.

         The terms of the proposed agreement would release us and the successor from certain terms and obligations of the original purchase agreements, including many of the terms of our non-competition agreement, and claims arising from circumstances known at the settlement date. In addition, we would (i) release to the successor the $10.0 million in escrow previously referred to;
(ii) pay the successor $6.0 million; (iii) guarantee that the successor will receive payments of $1.2 million from a note, secured by FLI lease receivables, delivered to us at the close of the FLI sale previously referred to; and (iv) deliver two promissory notes to the successor, each in the principal amount of $1.75 million, bearing interest at the two-year treasury rate plus 500 basis points, and due on December 31, 2003 and 2004, respectively. The liability relating to the cash payment and the notes is recorded in our consolidated financial statements as liabilities on assets held for disposal. We recorded a loss from discontinued operations, net of taxes, of $9.4 million in connection with this settlement.

Liquidity and Capital Resources

         General. Since fiscal 2000, our major sources of liquidity have been the proceeds of the sale of our proprietary equipment leasing subsidiary, funds generated by operations, funds raised from investor partnerships relating to our energy operations and resolutions of real estate loans and borrowings under our existing energy and real estate finance credit facilities. We have employed these funds principally in the expansion of our energy operations, the repurchase of our common stock and the acquisition of senior lien interests. The following table sets forth our sources and uses of cash for the periods indicated:

                                                                                  Years Ended September 30,
                                                                         -------------------------------------------
                                                                            2002            2001           2000
                                                                         -----------    -----------     ------------
                                                                                      (in thousands)
Provided by continuing operations......................................  $     6,827    $    19,271     $    15,386
(Used in) provided by investing activities.............................      (24,864)       (28,233)        175,273
Used in financing activities...........................................       (3,477)       (58,385)        (77,358)
Used in discontinued operations........................................       (1,398)        (1,112)        (28,698)
                                                                         -----------    -----------     -----------
(Decrease) increase in cash and cash equivalents.......................  $   (22,912)   $   (68,459)    $    84,603
                                                                         ===========    ===========     ===========

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         We had $25.7 million in cash and cash equivalents on hand at September 30, 2002 as compared to $48.6 million at September 30, 2001. Our ratio of earnings (from continuing operations before income taxes, minority interest and interest expense) to fixed charges was 2.1 to 1.0 in the fiscal year ended September 30, 2002 as compared to 2.7 to 1.0 in the fiscal year ended September 30, 2001.

         Our working capital at September 30, 2002 was $4.6 million, a decrease of $21.3 million from $25.9 million at September 30, 2001 primarily as a result of our use of the proceeds received from the sale of equipment leasing subsidiary. Our long-term debt (including current maturities) to total capital ratio at September 30, 2002 was 40% as compared to 39% at September 30, 2001.

         Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the price of natural gas and oil and interest rates as well as our ability to raise funds for our drilling investment partnerships and the strength of the market for rentals of the types of properties secured by our real estate loans.

         Cash flows from operating activities. Net cash provided by operating activities decreased $12.4 million in fiscal 2002, as compared to fiscal 2001, primarily due to the following:

         o Gas and oil production revenues decreased $7.6 million, primarily attributable to a 29% and 20% decrease in the price we received for our natural gas and oil production, respectively.

         o The timing of investor funds raised and the subsequent use of those funds in our drilling activities, decreased operating cash flow by $14.0 million in fiscal 2002 as compared to fiscal 2001. A larger amount of funds were received at September 30, 2001, but not spent on our drilling activities until fiscal 2002.

         o Prepaid expenses by LEAF increased $1.9 million in fiscal 2002 compared to fiscal 2001. This increase was attributable to costs incurred by us which are reimbursable from a public partnership that is currently in its offering stage.

         o Offsetting these decreases in operating cash flow was an increase of $10.1 million due to greater amounts owed and paid for income taxes through fiscal 2001 as compared to fiscal 2002.

         Cash flows from investing activities. Net cash used in our investing activities decreased $3.4 million in fiscal 2002 as compared to fiscal 2001. Our investing activities primarily consisted of capital expenditures for developmental drilling and expansion of Atlas Pipeline Partners' gas gathering facilities and investments in our real estate loans and ventures. The decrease in fiscal 2002, was due to the expected decrease of $2.4 million in payments received on a note issued in conjunction with the sale of our small ticket leasing subsidiary and a $2.2 million decrease in payments received from our real estate investments and ventures. Payments received on real estate investments and ventures are normally dependent on third party refinancing or from the sale of a loan and vary from period to period.

         Cash flows from financing activities. Net cash used in our financing activities decreased $54.9 million in fiscal 2002 as compared to fiscal 2001. The decrease was primarily due to our repurchase of $54.7 million of our common stock as a result of our dutch tender offer in fiscal 2001.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         We had $48.6 million in cash and cash equivalents on hand at September 30, 2001 as compared to $117.1 million at September 30, 2000, a decrease of $68.5 million. Our ratio of earnings to fixed charges was 2.7 to 1.0 in the fiscal year ended September 30, 2001 as compared to 1.5 to 1.0 in the fiscal year ended September 30, 2000.

         Our working capital at September 30, 2001 was $25.9 million, a decrease of $51.5 million from $77.4 million at September 30, 2000 primarily as a result of our use of the proceeds received from the sale of our equipment leasing subsidiary. Our long-term debt (including current maturities) to total capital ratio at September 30, 2001 was 39% as compared to 32% at September 30, 2000.

         Cash flows from operating activities. Net cash provided by our operating activities increased $3.9 million in fiscal 2001 as compared to fiscal 2000 primarily as a result of the following:

         o In energy, operating net income, including minority interest, increased cash flow by $10.7 million in fiscal 2001, primarily as a result of a 60% increase in the average price we received for our natural gas.

         o Collections of interest decreased cash flow by $4.5 million in fiscal 2001, primarily due to the repayment of accrued interest upon borrower refinancings of two loans in fiscal 2000. The repayment of accrued interest upon borrower refinancings vary from transaction to transaction and therefore create significant variations in our collections from period to period.

         o Changes in the amount of our accounts receivable and accounts payable and other liabilities increased cash flow by $3.5 million in fiscal 2001, primarily as a result of increases in our production receivable due to a greater prices expected to be received for our gas, offset by increases in our account payable due to more wells being drilled in fiscal 2001 and the timing of the related payments.

         o Interest income decreased $5.7 million in fiscal 2001 primarily as a result of interest income received in fiscal 2000 from our discontinued leasing subsidiary.

         Cash used in investing activities. Net cash used in our investing activities increased $203.5 million in fiscal 2001 as compared to fiscal 2000 primarily as a result of the following:

         o The receipt in fiscal 2000 of $126.3 million from the sale of our equipment leasing operations.

         o Investments in real estate loans and ventures and principal payments on notes receivable increased cash flows used by $71.6 million in fiscal 2001 and compared to fiscal 2000 as a result of the purchase of two loan participations in fiscal 2001 and the repayment of a loan in fiscal 2000.

         Cash used in financing activities. Net cash flows used in our financing activities decreased $19.0 million in fiscal 2001 as compared to fiscal 2000 primarily as a result of the following:

         o Net borrowings under our credit agreements increased cash flow by $94.0 million in fiscal 2001 as compared to fiscal 2000. In energy, borrowings increased by approximately $41.9 million, while in real estate finance, we repaid indebtedness of $58.9 million with the proceeds received from a borrower financing in fiscal 2000.

         o We used $57.8 million in cash in fiscal 2001 to repurchase shares of our common stock in a dutch auction tender offer.

         o We received net proceeds totaling $15.3 million in fiscal 2000 from the initial public offering of Atlas Pipeline Partners.

Capital Requirements

         During fiscal 2002, our capital requirements related primarily to our investments in our drilling partnerships. In fiscal 2002, we invested approximately $21.3 million in our drilling partnerships and pipeline extensions as compared to $14.1 million in fiscal 2001. In fiscal 2002, we funded these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. We, through our energy subsidiaries, have established two credit facilities with banks to facilitate the funding of our capital expenditures. In December 2002, we obtained an increase in our borrowing base on our Wachovia credit facility to $52.5 million. We also anticipate obtaining a larger credit facility to fund our expansion of Atlas Pipeline's gas gathering systems.

         We have a wide degree of discretion in the level of capital expenditures we must devote in our energy operations on an annual basis and the timing of our development. These expenditures are dependent upon the level of funds raised through investment partnerships. We have budgeted to raise up to $60.0 million in fiscal 2003 through drilling partnerships which we sponsor. We believe cash flow from operations and amounts available under our credit facilities will be adequate to fund our contributions to these partnerships. The level of the Company's capital expenditures will vary in the future depending on commodity market conditions, among others things.

         We continuously evaluate acquisitions of gas and oil and pipeline assets. If we make any acquisitions, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to locate outside capital.

         We have entered into certain off-balance sheet financing arrangements. These financing arrangements are primarily related to commitments associated with loans we hold in our real estate finance segment. We have made certain other guarantees on behalf of our subsidiaries. The guarantees relate primarily to senior lien financing with respect to five loans. The senior lien loans are with recourse only to the properties securing them, subject to certain standard exceptions, which we have guaranteed. We believe that the likelihood we would be required to make payments under the guarantees is remote, please refer to the tables under "Contractual Obligations and Commercial Commitments."

Changes in Prices and Inflation

         Our revenues, the value of our assets, our ability to obtain bank loans or additional capital on attractive terms and our ability to finance our drilling activities through investment partnerships have been and will continue to be affected by changes in oil and gas prices. Natural gas and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. During fiscal 2002, we received an average of $3.56 per Mcf of natural gas and $20.45 per barrel of oil after hedging as compared to $5.04 per Mcf of natural gas and $25.56 per Bbl of oil after hedging in fiscal 2001. However, in the first quarter of fiscal 2003, the natural gas and oil prices we have currently received have increased over the average prices we received in fiscal 2002.

         Although certain of our costs and expenses are affected by general inflation, inflation has not normally had a significant effect on us. However, inflationary trends may occur if the price of natural gas were to increase since such an increase may increase the demand for acreage and for energy equipment and services, thereby increasing the costs of acquiring or obtaining such equipment and services.

Environmental Regulation

         To date, compliance with environmental laws and regulations has not had a material impact on our capital expenditures, earnings or competitive position. We cannot assure you that compliance with environmental laws and regulations will not, in the future, materially adversely affect our operations through increased costs of doing business or restrictions on the manner in which we conduct our operations.

Dividends

         In the years ended September 30, 2002, 2001 and 2000, we paid dividends of $2.3 million, $2.4 million and $3.1 million, respectively. We have paid regular quarterly dividends since August 1995.

         The determination of the amount of future cash dividends, if any, is at the sole discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant, including but not limited to restrictions which may be imposed pursuant to the indenture under which our senior notes were issued.

Contractual Obligations and Commercial Commitments

         The following tables set forth our obligations and commitments as of September 30, 2002.

                                                                                      Payments Due By Period
                                                                                         (in thousands)
                                                                ------------------------------------------------------------------
   Contractual cash obligations:                                  Less than           1 - 3             4 - 5          After 5
                                                  Total            1 Year             Years             Years           Years
                                              --------------    --------------    ---------------    ------------    -------------
   Long-term debt...........................   $   155,510      $     4,320        $   148,745       $     2,445       $       -
   Capital lease obligations................             -                -                  -                 -               -
   Operating leases.........................         4,835            1,517              2,062             1,256               -
   Unconditional purchase obligations.......             -                -                  -                 -               -
   Other long-term obligations..............             -                -                  -                 -               -
                                               -----------      -----------        -----------       -----------       ---------
   Total contractual cash obligations.......   $   160,345      $     5,837        $   150,807       $     3,701       $       -
                                               ===========      ===========        ===========       ===========       =========


                                                                           Amount of Commitment Expiration Per Period
                                                                                         (in thousands)
                                                                ------------------------------------------------------------------
   Other commercial commitments:                                  Less than           1 - 3             4 - 5          After 5
                                                  Total            1 Year             Years             Years           Years
                                              --------------    --------------    ---------------    ------------    -------------
   Lines of credit........................     $    17,422      $     7,609        $      9,395       $      418      $        -
   Standby letter of credit...............           1,260            1,260                   -                -               -
   Guarantees.............................           2,168               90               2,078                -               -
   Standby replacement commitments........          10,577            2,728               7,849                -               -
   Other commercial commitments...........         195,075            2,296              61,345            4,162         127,272
                                               -----------      -----------        ------------       ----------      ----------
   Total commercial commitments...........     $   226,502      $    13,983        $     80,667       $    4,580      $  127,272
                                               ===========      ===========        ============       ==========      ==========

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the "Notes to Consolidated Financial Statements" in Item 8 of this report.

Accounts Receivable and Investments in Real Estate Loans and Allowance for Possible Losses.

         Each of our business segments engages in credit extension, monitoring, and collection. In energy, we also perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of our customer's credit information. We extend credit on an unsecured basis to many of our energy customers.

         We continuously monitor collections and payments from our borrowers/customers and maintain a provision for estimated losses based upon our historical experience and any specific borrower/customer collection issues that we identify. We reduce accounts and loans receivable by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular borrower/customer or general to all borrowers/customers in each of our two business segments. As of September 30, 2002 and 2001, we had accounts and notes receivable and investments in real estate loans of $202.4 million and $206.4 million, net of an allowance for possible losses of $ $3.5 million and $2.5 million, respectively. We believe our allowance for possible losses is adequate at September 30, 2002. However, an adverse change in the facts and circumstances with regard to one of our larger loans could cause us to experience a loss in excess of our allowance. At September 30, 2002, our credit evaluations have indicated that we had no need for an allowance for possible losses for our oil and gas receivables.

         We believe the level of our allowance for possible losses is reasonable based on our experience and our analysis of the net realizable value of our receivables at September 30, 2002. We cannot guarantee that we will continue to experience the same loss rates that we have experienced in the past since adverse changes in the oil and gas and real estate markets, or changes in the liquidity or financial position of our borrowers/customers, could have a material adverse effect on the collectibility of our receivables and our future operating results. If losses exceed established allowances, our results of operation and financial condition may be adversely affected.

Reserve Estimates

         Our estimates of our proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports and may affect our ability to pay amounts due under our credit facilities or cause a reduction in our energy credit facilities. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

Impairment of Oil and Gas Properties

         We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties and there can be no assurance that such impairments will not be required in the future. Any such impairment may affect or cause a reduction in our energy credit facilities.

Business Combinations

         Our energy operations have grown substantially through the acquisitions of several companies. These acquisitions were accounted for using the purchase method of accounting. Recent accounting pronouncements require that all future acquisitions be accounted for using the purchase method.

         Under the purchase method, the acquiring company adds to its balance sheet the estimated fair values of the acquired company's assets and liabilities. Any excess of the purchase price over the fair values of the tangible and intangible net assets acquired is recorded as goodwill. As of January 1, 2002, the accounting for goodwill has changed; in prior years, goodwill was amortized. As of January 1, 2002, goodwill and other intangibles with an indefinite useful life are no longer amortized, but instead are assessed for impairment at least annually. We have recorded goodwill of $37.5 million in connection with several acquisitions of assets. There can be no assurance that we may not incur an impairment in association with this goodwill or its related assets in the future.

         There are various assumptions made by us in determining the fair values of an acquired company's assets and liabilities. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of the oil and gas properties acquired. To determine the fair values of these properties, we prepare estimates of oil and natural gas reserves. These estimates are based on work performed by our engineers and outside petroleum reservoir consultants. The judgments associated with the estimation of reserves are described earlier in this section. We then calculate the fair value of the estimated reserves acquired in a business combination based on our estimates of future oil and natural gas prices. We base our estimates of future prices on our analysis of pricing trends. We apply our estimates of future prices to the estimated reserve quantities acquired to arrive at estimates of future net revenues. For estimated proved reserves, we then apply an appropriate discount of the future net revenues to derive a fair value for such reserves. We also apply these same general principles in arriving at the fair value of unproved reserves acquired in a business combination. We generally classify these unproved reserves as either probable or possible reserves. Because of their very nature, probable and possible reserve estimates are less precise than those of proved reserves. Generally, in our business combinations, the determination of the fair values of oil and gas properties requires more judgment than the estimates of fair values for other acquired assets and liabilities. A decrease in these fair values could affect our future borrowing ability.

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

Recently Issued Financial Accounting Standards

         Recently FASB issued SFAS 143 and SFAS 144. SFAS 143 establishes requirements for the accounting for removal costs associated with asset retirements and SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged, and SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 143 will require us to record a liability for our retirement obligations with the related transition adjustment reported as a cumulative affect of a change in accounting principle. We are currently assessing the impact of SFAS 143 on our consolidated financial statements. The adoption of SFAS 144 resulted in the classification of our investment in Optiron as a discontinued operation.

         In May 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 did not have a material effect on our consolidated financial position or results of operations.

         In June 2002, the FASB reached a consensus on certain issues raised in Emerging Issues Task Force ("EITF") Issue No. 02-3. The consensus requires mark-to-market gains and losses on energy trading contracts to be shown net in the income statement whether or not these contracts are settled physically as well as disclosures of gross transaction volumes for contracts that are physically settled. This provision in EITF Issue 02-3 is effective for financial statements ending after July 15, 2002, and comparative financial statements will be reclassified to conform to the new presentation. Additional disclosures such as types of contracts accounted for as energy trading contracts, reconciliation of beginning and ending fair values, and descriptions of methods and assumptions used to estimate fair value are also required. The adoption of EITF No. 02-3 did not have a material effect on our consolidated financial position or results of operations.

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

General

         We are exposed to various market risks, principally, fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as forward contracts and interest rate cap and swap agreements.

         The following analysis presents the effect on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2002. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

Energy

         Interest Rate Risk. At September 30, 2002, the amount outstanding under a revolving loan attributable to our energy operations had increased to $43.7 million from $41.2 million at September 30, 2001. The weighted average interest rate for this facility decreased from 5.67% at September 30, 2001 to 3.86% at September 30, 2002 due to a decrease in market index rates used to calculate the facility's interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net income would change by approximately $200,000.

         We have a $10.0 million revolving credit facility to fund the expansion of Atlas Pipeline Partners' existing gathering systems and the acquisitions of other gas gathering systems. In the year ended September 30, 2002, we drew $3.5 million under this facility. The balance outstanding as of September 30, 2002 was $5.6 million. At September 30, 2002, the weighted average interest rate was 3.27%. A hypothetical 10% change in the average interest rate applicable to this debt would result in an immaterial change in our earnings, cash flow and financial position.

         Commodity Price Risk. Our major market risk exposure in commodities is fluctuations in the pricing of our gas and oil production. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years. To hedge exposure to changing natural gas prices we use both non-financial and financial hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for expected production volumes. This allows us to forecast future earnings within a predictable range.

         Non-financial hedges allow us from time to time to "lock in" the sale price for some of our natural gas production volumes to be delivered in either the current month or in future months, rather than selling those same production volumes at contract prices in the month produced. Annually, we negotiate with certain purchasers to deliver a portion of natural gas produced for the upcoming twelve months. Most of these contracts are indexed based and the price we receive for our gas changes as the underlying index changes. Through the year, at our discretion, we are permitted to designate a portion of our negotiated production volumes to be purchased at the prevailing contract price at that time, for delivery in either the current month or in future production months. For the fiscal year ended September 30, 2002, approximately 49% of produced volumes were sold in this manner. For the fiscal year ending September 30, 2003, we estimate in excess of 65% of our produced natural gas volumes will be sold in this manner, leaving the remaining 35% of our produced volumes to be sold at contract prices in the month produced or at spot market prices. Considering those volumes already designated for the fiscal year ending September 30, 2003, and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in approximately a 6% change in our projected natural gas revenues.

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

         Effective October 1, 2000, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138). As of September 30, 2002, we had gas hedges in place covering 747,600 dekatherm maturing through September 2003. We include the fair value of these hedges ($316,600 liability at September 30, 2002) on our balance sheet. "Fair value" represents the amount that we estimate we would have realized if we had terminated the hedges on that date. As these contracts qualify and have been designated as cash flow hedges, we determine gains and losses on them resulting from market price changes monthly and reflect them in accumulated other comprehensive income (loss) until the month in which we sell the hedged production. At that time, the amount included in accumulated other comprehensive income (loss) related to the sold production is closed to production revenues. We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. Net losses relating to these hedging contracts in fiscal 2002, 2001 and 2000 were $59,000, $599,000 and $832,000, respectively.

         We set forth in the following table our natural gas hedge transactions in place as of September 30, 2002. The total fiscal 2002 hedged natural gas volumes represent approximately 3% of our fiscal 2002 total gas production. A 10% variation in the market price of natural gas from its levels at September 30, 2002 would not have a material impact on our net assets, net earnings or cash flows as derived from commodity option contracts.

        Open                   Volumes of               Settlement Date               Weighted Average            Unrealized
      Contracts             Natural Gas (Dth)            Quarter Ended                Price Per Dth                Losses
      ---------             -----------------          ------------------             ----------------          ------------
         36                     100,800                December 2002                   $  3.58                  $   (73,500)
         59                     165,200                March 2003                         3.56                      (81,100)
        105                     294,000                June 2003                          3.57                     (101,900)
         67                     187,600                September 2003                     3.63                      (60,100)
        ---                     -------                                                                         -----------
        267                     747,600                                                $  3.58                  $  (316,600)
        ===                     =======                                                =======                  ===========

Real Estate Finance

         Portfolio Loans and Related Senior Liens. The following information is based on our loans that are not interest rate sensitive. During the year ended September 30, 2002, our outstanding loans receivable (to our interest) increased $4.9 million (2%) to $297.3 million in the aggregate and the carried cost of our loans decreased $4.9 million (3%) to $148.9 million in the aggregate. The principal balance of related senior lien interests decreased $18.3 million
(8%) to $202.3 million in the aggregate. These changes were principally attributable to the repayment of four senior lien interests and the resolution of three loans.

         Debt. The interest rates on our real estate revolving lines of credit, which are at the prime rate minus 1% for the outstanding $6.4 million under our line at Hudson United Bank and at the prime rate for the outstanding $18.0 million and $5.0 million lines of credit at Sovereign Bank, decreased during the year ended September 30, 2002 because there were three decreases in the defined prime rate. This defined rate was the "prime rate" as reported in The Wall Street Journal (4.75% at September 30, 2002). A hypothetical 10% change in the average interest rate applicable to these lines of credit would change our net income by approximately $133,000.

         We also have a $10.0 million term loan agreement. The loan bears interest at the three month LIBOR rate plus 350 basis points, adjusted annually. Principal and interest is payable monthly based on a five year amortization schedule maturing on October 31, 2006. At September 30, 2002, $7.9 million was outstanding on this loan at an interest rate of 5.6%. A hypothetical 10% change in the average interest rate applicable to this loan would change our net income by approximately $44,000.

         Due to the current interest rate environment, we have been negotiating with senior lienholders with respect to properties underlying several of our real estate loans to reduce the senior lien interest rates. In the year ended September 30, 2002, we negotiated interest rate reductions with three of our senior lienholders.

Financial Services

         In June 2002, LEAF Financial Corporation, our equipment-leasing subsidiary, entered into a $10.0 million secured revolving credit facility with National City Bank. The facility is guaranteed by us and has a term of 364 days. Outstanding loans will bear interest at one of two rates, elected at borrower's option; (i) the lender's prime rate plus 200 basis points, or (ii) LIBOR plus 300 basis points. As of September 30, 2002, the balance outstanding was $2.4 million at an average interest rate of 4.81%. A hypothetical 10% change in the average interest rate on this facility would have an immaterial effect on our earnings, cash flow and financial position.

Other

         In June 2002, we established a $5.0 million revolving line of credit with Commerce Bank. The facility has a term of two years and bears interest at one of two rates, elected at the borrower's option; (i) the prime rate, or (ii) LIBOR plus 250 basis points; both of which are subject to a floor of 5.5% and a ceiling of 9.0%. As of September 30, 2002, we had no outstanding borrowings under this facility.

                                     Assets

         The following table sets forth information regarding 29 of the 30 loans held in our portfolio as of September 30, 2002. The presentation, for each category of information, aggregates the loans by their maturity dates for maturities occurring in each of the fiscal years 2003 through 2007 and separately aggregates the information for all maturities arising after the 2007 fiscal year. We do not believe that these loans are sensitive to changes in interest rates since:

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

         o all senior lien interests are at fixed rates and are thus not subject to interest rate fluctuation that would affect payments to us; and

         o each loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flow were to exceed the interest due, as originally underwritten. For information regarding specific loans, you should review Item 1 of this report, "Business - Real Estate Finance - Loan Status," and the tables included in that section.

                               Portfolio Loans, Aggregated by Maturity Dates,(1) as of and for the Years Ended September 30,
                             ---------------------------------------------------------------------------------------------------
                                 2003(2)       2004          2005          2006          2007      Thereafter       Totals
                             ------------- ------------- -------------- ------------- ---------- -------------- ----------------
Outstanding loan
  receivable balances (to our
  net interest)..............  $65,427,265      n/a        $14,383,919   $69,297,777      n/a      $148,200,961  $297,309,922
Carried cost of investment
  (fixed rate)...........      $22,097,371      n/a        $12,291,391   $24,024,394      n/a       $81,296,281  $139,709,437
Average stated interest
  rate (fixed rate)......           10.09%      n/a          11.25%         9.53%         n/a            10.60%
Carried cost of investment
  (variable rate)........      $ 3,898,569      n/a         $130,415         n/a          n/a        $5,147,324    $9,176,308
Average stated interest
  rate (variable rate)...            7.40%      n/a            n/a           n/a          n/a             4.90%
Average interest payment
  rate.................                 (3)      (3)            (3)           (3)          (3)               (3)
Third party liens......        $16,505,621      n/a            n/a        $63,923,149     n/a      $121,890,593  $202,319,363
Average interest rate of
  senior lien interests
  (fixed rate).........              9.19%      n/a            n/a           n/a          n/a             7.29%

----------------
(1) Maturity dates of related forbearance agreement or our interest in the loan.
(2) Includes six loans whose forbearance agreements expired during the fiscal year ended September 30, 2002, 2001 and 2000. These loans aggregated $43.3 million of outstanding loan receivables, to our interest. The carried costs, of the loans were $21.1 million and the principal balance of the related third party liens was $14.5 million. We continue to forbear from exercising our remedies with respect to these loans since we receive all of the economic benefit from the properties without having to incur the expense of foreclosure.
(3) Pay rates are equal to the net cash flow from the underlying properties after payments on third party liens and, accordingly, depend upon future events not determinable as of the date of this report.

(4) Maturity dates for third party liens according to the maturity of our underlying loans are as follows:

                Maturity Date of                   Maturity Dates of
                Portfolio Loans                    Third Party Liens                Outstanding Balance
               (Fiscal Year Ended                  (Fiscal Year Ended               of Third Party Liens
                 September 30)                       September 30)                 at September 30, 2002
               ------------------                  ------------------              ---------------------
                   2000(a)                              2000                           $     6,142,737

                   2001(a)                              2001                                 1,969,000
                                                        2007                                 2,284,683

                   2002(a)                              2003                                 1,687,372
                                                        2004                                 2,400,000

                   2003                                 2006                                 2,021,829

                   2006                                 2006                                63,923,149

                   Thereafter                           2003                                   960,958
                                                        2003                                 1,684,057
                                                        2004                                   875,000
                                                        2004                                 1,571,279
                                                        2005                                 2,273,000
                                                        2008                                66,530,920
                                                        2008                                 2,373,444
                                                        2009                                 8,977,893
                                                        2009                                 2,861,608
                                                        2009                                 3,343,363
                                                        2009                                13,655,075
                                                        2009                                14,987,960
                                                        2014                                 1,796,036
                                                                                       ---------------
      Total                                                                            $   202,319,363
                                                                                       ===============

-------------
(a) The forbearance agreements with respect to these loans came due during the fiscal years ended September 30, 2002, 2001 and 2000. We continue to forbear from exercising our remedies with respect to these loans since we believe we receive all of the economic benefit from the properties without having to incur the expense of foreclosure.

         The following table sets forth information concerning one of the 30 loans held in our portfolio at September 30, 2002 that we believe may be deemed to be interest rate sensitive.

      Outstanding receivable balance (to our net interest)..........        $    51,990,241

      Carried cost of investment....................................        $    38,655,862

      Interest payment rate.........................................      Net cash flow from property underlying loan
                                                                          Stated rate:  10.0%

      Third party lien..............................................        $    58,416,000

      Interest rate (third party lien)..............................      Stated rate: LIBOR plus 200 basis points;
                                                                          Current rate: 8.8%

      Maturity date (third party lien)..............................               10/01/05

         For a discussion of the changes in our loan portfolio, you should read
Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operation: Real Estate Finance."

Corporate Liabilities

         The following table sets forth certain information regarding our debt obligations as of September 30, 2002. For further information regarding our senior notes and credit facilities, you should read Item 1, "Business - Credit Facilities and Senior Notes," and Note 6 to the Consolidated Financial Statements.

                                             Debt Obligations, Aggregated by Maturity Date as of and for the
                                                                Years Ended September 30,
                                 -----------------------------------------------------------------------------------------
                                     2003           2004           2005           2006           2007           Total
                                 -------------- -------------- -------------- -------------- -------------- --------------
                                                                  (dollars in thousands)
Fixed rate..................         $    -         $66,211       $     -         $    -           $  -          $66,211

Average interest rate.......              -           11.97%            -              -              -                -

Variable rate...............         $4,320         $36,867       $45,667         $2,041           $404          $89,299

Average interest rate.......           5.15%           4.63%         3.93%           5.6%          5.45%               -


Futures Contracts

         For information regarding open natural gas futures contracts relating to natural gas sales at September 30, 2002 and the results of natural gas hedging during fiscal 2002, 2001 and 2000, you should read Note 10 of the notes to the consolidated financial statements.

Report of Independent Certified Public Accountants


Stockholders and Board of Directors
RESOURCE AMERICA, INC.

         We have audited the accompanying consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements and Schedule IV are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Notes 3 and 15 to the financial statements, effective October 15, 2001, the Company changed its method of accounting for goodwill for the adoption of SFAS No. 142.

         As discussed in Note 2, the Company adopted SFAS No. 145 resulting in the reclassification of net gain from the extinguishment of debt from an extraordinary item to interest and other in the consolidated statements of operations.

         We have also audited Schedule IV as of September 30, 2002. In our opinion, this schedule, considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.



Grant Thornton LLP




Cleveland, Ohio
November 22, 2002, except for the sixth through eighth paragraphs of Note 12, for which the date is December 24, 2002.


                                             RESOURCE AMERICA, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                          SEPTEMBER 30, 2002 AND 2001

                                                                                    2002           2001
                                                                                ----------     -----------
                                                                             (in thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents.................................................   $   25,736     $    48,648
   Accounts receivable.......................................................       16,060          18,197
   Assets held for disposal..................................................        5,488           7,141
   Prepaid expenses..........................................................        2,696             762
                                                                                ----------     -----------
     Total current assets....................................................       49,980          74,748

Investments in real estate loans and ventures (less allowance for
   possible losses of $3,480 and $2,529).....................................      202,423         206,400
Investment in RAIT Investment Trust..........................................       29,580          20,909

Property and equipment:
   Oil and gas properties and equipment (successful efforts).................      126,983         106,795
   Gas gathering and transmission facilities.................................       28,091          23,608
   Other.....................................................................        8,390           7,310
                                                                                ----------     -----------
                                                                                   163,464         137,713

Less - accumulated depreciation, depletion and amortization..................      (44,287)        (34,739)
                                                                                ----------     -----------
   Net property and equipment................................................      119,177         102,974

Goodwill.....................................................................       37,471          31,420
Other assets.................................................................       28,867          30,013
                                                                                ----------     -----------
                                                                                $  467,498     $   466,464
                                                                                ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.........................................   $    4,320     $     8,560
   Accounts payable..........................................................       12,378          18,264
   Accrued interest..........................................................        1,760           1,721
   Liabilities associated with assets held for disposal......................       11,317               -
   Accrued liabilities.......................................................        9,808           6,255
   Estimated income taxes....................................................          893             288
   Deferred revenue on drilling contracts....................................        4,948          13,770
                                                                                ----------     -----------
       Total current liabilities.............................................       45,424          48,858

Long-term debt:
   Senior....................................................................       65,336          66,826
   Non-recourse..............................................................       68,220          62,159
   Other.....................................................................       17,634          12,586
                                                                                ----------     -----------
                                                                                   151,190         141,571

Liabilities associated with assets held for disposal.........................        3,144               -

Deferred revenue and other liabilities.......................................        1,074           1,578
Deferred income taxes........................................................       13,733          18,682

Minority interest............................................................       19,394          20,316

Commitments and contingencies................................................            -               -

Stockholders' equity:
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ...........            -               -
   Common stock, $.01 par value: 49,000,000 authorized shares................          250             249
   Additional paid-in capital................................................      223,824         223,712
   Less treasury stock, at cost..............................................      (74,828)        (74,080)
   Less loan receivable from Employee Stock Ownership Plan (ESOP)............       (1,201)         (1,297)
   Accumulated other comprehensive income....................................        5,911           1,657
   Retained earnings.........................................................       79,583          85,218
                                                                                ----------     -----------
         Total stockholders' equity..........................................      233,539         235,459
                                                                                ----------     -----------
                                                                                $  467,498     $   466,464
                                                                                ==========     ===========


                          See accompanying notes to consolidated financial statements


                                                  RESOURCE AMERICA, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                                    2002           2001          2000
                                                                                 ----------     ----------     ----------
                                                                                   (in thousands, except per share data)
REVENUES
Energy....................................................................       $   97,912     $   94,806     $   70,552
Real estate finance.......................................................           16,582         16,899         18,649
Interest and other........................................................            6,269          6,601         11,460
                                                                                 ----------     ----------     ----------
                                                                                    120,763        118,306        100,661

COSTS AND EXPENSES
Energy....................................................................           70,450         59,976         48,378
Real estate finance.......................................................            2,423          1,504          3,256
General and administrative................................................            7,143          5,680          7,894
Depreciation, depletion and amortization..................................           11,161         11,038          9,872
Interest..................................................................           12,816         14,736         18,632
Provision for possible losses.............................................            1,393            863            936
Provision for legal settlement............................................            1,000              -              -
Termination charge........................................................                -              -          1,753
Minority interest in Atlas Pipeline Partners, L.P.........................            2,605          4,099          2,058
                                                                                 ----------     ----------     ----------
                                                                                    108,991         97,896         92,779
                                                                                 ----------     ----------     ----------
Income from continuing operations before income taxes.....................           11,772         20,410          7,882
Provision for income taxes................................................            3,414          6,327          2,401
                                                                                 ----------     ----------     ----------
Income from continuing operations ........................................            8,358         14,083          5,481
                                                                                 ----------     ----------     ----------
Discontinued operations:
    (Loss) income on discontinued operations, net of income tax benefit
       (provision) of $5,944, $2,439 and ($8,266).........................          (11,040)        (4,254)        12,684
Cumulative effect of a change in accounting principle, net of taxes of $336            (627)             -              -
                                                                                 ----------     ----------     ----------

Net income (loss).........................................................       $   (3,309)    $    9,829     $   18,165
                                                                                 ==========     ==========     ==========

Net income (loss) per common share - basic:
From continuing operations................................................       $      .48     $      .78     $      .24
Discontinued operations...................................................             (.63)          (.23)           .54
Cumulative effect of a change in accounting principle.....................             (.04)             -              -
Net income (loss) per common share - basic................................       $     (.19)    $      .55     $      .78
                                                                                 ==========     ==========     ==========
Weighted average common shares outstanding................................           17,446         17,962         23,413
                                                                                 ==========     ==========     ==========

Net income (loss) per common share - diluted:
From continuing operations................................................       $      .47     $      .76      $     .23
Discontinued operations...................................................             (.62)          (.23)           .53
Cumulative effect of a change in accounting principle.....................
                                                                                       (.04)             -              -
                                                                                 ----------     ----------     ----------

Net income (loss) per common share - diluted..............................        $    (.19)    $      .53      $     .76
                                                                                 ==========     ==========     ==========

Weighted average common shares............................................           17,805         18,436         23,828
                                                                                 ==========     ==========     ==========








                               See accompanying notes to consolidated financial statements



                                                  RESOURCE AMERICA, INC.
                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


                                                                                   2002            2001          2000
                                                                                ----------      ----------    ----------
                                                                                             (in thousands)
Net (loss) income.........................................................      $   (3,309)     $    9,829    $   18,165
Unrealized gain on investment in RAIT Investment Trust,
  net of taxes of $2,305, $1,350 and $413.................................           4,475           2,622           788
Unrealized (loss) gain on natural gas futures and option contracts,
  net of taxes of $105 and ($5)...........................................            (221)              9             -
                                                                                ----------      ----------    ----------
Comprehensive income......................................................      $      945      $   12,460    $   18,953




























           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
                        (in thousands, except share data)

                                                                           Additional
                                                    Common Stock            Paid-In            Treasury Stock             ESOP
                                             ----------------------------               ------------------------------    Loan
                                                 Shares        Amount       Capital         Shares         Amount      Receivable
                                             ---------------------------------------------------------------------------------------
Balance, September 30, 1999...............       24,385,279   $     244  $     221,084    (1,071,432)     $  (17,002)    $ (1,488)
Treasury shares issued....................                                        (917)       66,450           1,396
Issuance of common stock..................          236,683           2          1,194
Purchase of treasury shares...............                                                   (25,000)           (172)
Other comprehensive income................
Cash dividends ($.13 per share)...........
Repayment of ESOP loan....................                                                                                     95
Net income................................
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000...............       24,621,962    $    246  $     221,361    (1,029,982)     $  (15,778)    $ (1,393)
Treasury shares issued....................                                        (407)       33,916             804
Issuance of common stock..................          318,075           3          2,758
Cancellation of shares issued.............                                                  (153,526)         (1,305)
Purchase of treasury shares...............                                                (6,349,021)        (57,801)
Other comprehensive income................
Cash dividends ($.13 per share)...........
Repayment of ESOP loan....................                                                                                     96
Net income................................
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001...............       24,940,037    $    249  $     223,712    (7,498,613)     $  (74,080)    $ (1,297)
Treasury shares issued....................                                        (429)       31,537             769
Issuance of common stock..................          104,029           1            297
Tax benefit from employee stock option
  exercise................................                                         244
Purchase of treasury shares...............                                                  (156,122)         (1,517)

Other comprehensive income................
Cash dividends ($.13 per share)...........
Repayment of ESOP loan....................                                                                                     96
Net loss..................................
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002...............       25,044,066  $      250  $     223,824    (7,623,198)     $  (74,828)    $ (1,201)
                                                 ==========  ==========  =============    ==========      ==========     ========


                               [RESTUBBED TABLE]


                                               Accumulated
                                                  Other                        Totals
                                              Comprehensive     Retained    Stockholders'
                                              Income (Loss)     Earnings       Equity
                                             ----------------------------------------------
Balance, September 30, 1999...............      $  (1,762)      $  62,713    $   263,789
Treasury shares issued....................                                           479
Issuance of common stock..................                                         1,196
Purchase of treasury shares...............                                          (172)
Other comprehensive income................            788                            788
Cash dividends ($.13 per share)...........                         (3,125)        (3,125)
Repayment of ESOP loan....................                                            95
Net income................................                         18,165         18,165
----------------------------------------------------------------------------------------
Balance, September 30, 2000...............      $    (974)      $  77,753    $   281,215
Treasury shares issued....................                                           397
Issuance of common stock..................                                         2,761
Cancellation of shares issued.............                                        (1,305)
Purchase of treasury shares...............                                       (57,801)
Other comprehensive income................          2,631                          2,631
Cash dividends ($.13 per share)...........                         (2,364)        (2,364)
Repayment of ESOP loan....................                                            96
Net income................................                          9,829          9,829
----------------------------------------------------------------------------------------
Balance, September 30, 2001...............      $   1,657       $  85,218    $   235,459
Treasury shares issued....................                                           340
Issuance of common stock..................                                           298
Tax benefit from employee stock option
  exercise................................                                           244
Purchase of treasury shares...............                                        (1,517)

Other comprehensive income................          4,254                          4,254
Cash dividends ($.13 per share)...........                         (2,326)        (2,326)
Repayment of ESOP loan....................                                            96
Net loss..................................                         (3,309)        (3,309)
----------------------------------------------------------------------------------------
Balance, September 30, 2002...............      $   5,911       $  79,583    $   233,539
                                                =========       =========    ===========


           See accompanying notes to consolidated financial statements

                                                 RESOURCE AMERICA, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


                                                                                   2002           2001          2000
                                                                                ----------    ----------     ----------
                                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.........................................................      $   (3,309)   $    9,829     $   18,165
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation, depletion and amortization...............................          11,161        11,038          9,872
   Amortization of discount on senior notes and deferred finance costs....           1,095         1,005          1,110
   Provision for possible losses..........................................           1,393           863            936
   Minority interest in Atlas Pipeline Partners LP........................           2,605         4,099          2,058
   Loss (income) on discontinued operations...............................          11,040         4,254        (12,684)
   Deferred income taxes..................................................          (7,413)         (885)         5,825
   Accretion of discount..................................................          (3,212)       (5,923)        (5,802)
   Collection of interest.................................................           5,243         1,207          5,697
   Cumulative effect of change in accounting principle....................             627             -              -
   Gain on asset dispositions.............................................          (2,507)       (1,738)        (2,678)
   Property impairments and abandonments..................................              24           207            877
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable and other assets............          (4,961)        4,003         (6,347)
   Decrease in accounts payable and other liabilities.....................          (4,959)       (8,688)        (1,643)
                                                                                ----------     ---------      ---------
Net cash provided by operating activities of continuing operations........           6,827        19,271         15,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid in asset acquisitions.......................................               -        (7,875)             -
Proceeds from sale of subsidiary..........................................               -             -        126,276
Capital expenditures......................................................         (21,967)      (14,210)       (11,066)
Principal payments on notes receivable....................................          24,499        29,120         73,259
Proceeds from sale of assets..............................................             721           490          1,269
(Increase) in other assets................................................          (8,083)      (10,150)        (8,933)
Investments in real estate loans and ventures.............................         (19,859)      (25,395)        (5,193)
Decrease in other liabilities.............................................            (175)         (213)          (339)
                                                                                ----------     ---------      ---------
Net cash(used in) provided by investing activities of
   continuing operations..................................................         (24,864)      (28,233)       175,273

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings................................................................         173,753       135,021        104,292
Principal payments on borrowings..........................................        (168,619)     (129,272)      (192,569)
Net proceeds from Atlas Pipeline Partners L.P. public offering............               -             -         15,251
Dividends paid to minority interest of Atlas Pipeline Partners L.P........          (3,623)       (3,783)        (1,921)
Dividends paid............................................................          (2,326)       (2,364)        (3,125)
Purchase of treasury stock................................................          (1,517)      (57,801)          (172)
Repayment of ESOP loan....................................................              96            96             95
Increase in other assets..................................................          (1,258)         (702)           (67)
Proceeds from issuance of stock...........................................              17           420            858
                                                                                ----------     ---------      ---------
Net cash used in financing activities of continuing operations............          (3,477)      (58,385)       (77,358)
                                                                                ----------     ---------      ---------
Net cash used in discontinued operations..................................          (1,398)       (1,112)       (28,698)
                                                                                ----------     ---------      ---------
(Decrease) increase in cash and cash equivalents..........................         (22,912)      (68,459)        84,603
Cash and cash equivalents at beginning of year............................          48,648       117,107         32,504
                                                                                ----------     ---------      ---------
Cash and cash equivalents at end of year..................................      $   25,736    $   48,648     $  117,107
                                                                                ==========     =========      =========


                               See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

         Resource America, Inc. (the "Company"), a proprietary asset management company, that uses industry specific expertise to generate and administer investment opportunities for the Company and for outside investors in the energy, real estate and financial services sectors. Our financial services sector did not constitute a material portion of our business at September 30, 2002 or for the three years then ended. In energy, the Company drills for and sells natural gas and, to a significantly lesser extent, oil in the Appalachin Basin. Through Atlas Pipeline Partners, L.P. ("Atlas Pipeline"), a majority owned subsidiary partnership, the Company transports natural gas from wells it owns and operates to interstate pipelines and, in some cases, to end users. The Company finances a substantial portion of its drilling activities through drilling partnerships it sponsors. The Company typically acts as the general or managing partner of these partnerships and has a material partnership interest. In real estate finance, the Company manages a portfolio of real estate loans whose underlying properties are located in the mid atlantic region of the United States. These loans were, at the time of acquisition, typically troubled loans purchased at a discount both to their outstanding loan balances and to the appraised value of their underlying properties. The loans are generally secured by junior liens on the underlying property. In some instances, the Company's loans are secured by devices other than a lien on the underlying properties. The borrowers on the Company's loans typically have entered into agreements requiring them to pay all of the net cash flow, as defined in the agreements, from the underlying property to the Company and imposing management controls, including appointment of Brandywine Construction and Management, Inc., a real estate manager affiliated with the Company, as property manager or supervisor.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

         Certain reclassifications have been made to the fiscal 2001 and fiscal 2000 consolidated financial statements to conform with the fiscal 2002 presentation.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for Atlas Pipeline. The Company also owns individual interests in the assets, and is separately liable for its share of liabilities of oil and gas partnerships in which it has an ownership interest. In accordance with established practice in the oil and gas industry, the Company also includes its pro-rata share of income and costs and expenses of the oil and gas partnerships in which the Company has an interest. All material intercompany transactions have been eliminated.

Use of Estimates

         Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from these estimates.

Impairment of Long Lived Assets

         The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value (see "Recently Issued Financial Accounting Standards" in Note 2 to these consolidated financial statements).

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Stock-Based Compensation

         The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted the disclosure requirement of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and provides pro forma net income
(loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made as if the fair-value based method defined in SFAS No. 123 had been applied.

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

         The Company assesses unproved and proved properties periodically to determine whether there has been a decline in value and, if such decline is indicated a loss is recognized. The Company compares the carrying value of its proved developed gas and oil producing properties to the estimated future cash flow, net of applicable income taxes, from such properties in order to determine whether their carrying values should be reduced. No adjustment was necessary during any of the fiscal years in the three year period ended September 30, 2002.

         On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Company estimates the salvage value of equipment recoverable upon abandonment. At both September 30, 2002 and 2001, the Company's estimate of equipment salvage values was greater than or equal to the estimated costs of future dismantlement, restoration, reclamation, and abandonment.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Depreciation, Depletion and Amortization

         The Company amortizes proved gas and oil properties, which include intangible drilling and development costs, tangible well equipment and leasehold costs, on the unit-of-production method using the ratio of current production to the estimated aggregate proved gas and oil reserves.

         The Company computes depreciation of property and equipment, other than gas and oil properties, using the straight-line method over the estimated economic lives, which range from three to 39 years.

Fair Value of Financial Instruments

         The Company used the following methods and assumptions in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

         In fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, natural gas futures and option contracts are recorded at fair value in the Company's consolidated balance sheets.

         For investments in real estate loans, because each loan is a unique transaction involving a discrete property, it is impractical to determine their fair values. However, the Company believes the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

         The following table provides information on other financial instruments:

                                                                                     Carrying            Estimated
                                                                                      Amount            Fair Value
                                                                                     --------           ----------
                                                                                            (in thousands)
Energy non-recourse debt.....................................................     $      49,345        $     49,345
Real estate finance debt.....................................................            33,214              33,214
Senior debt..................................................................            65,336              67,623
Other debt...................................................................             7,615               7,615
                                                                                  -------------        ------------
                                                                                  $     155,510        $    157,797
                                                                                  =============        ============

Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash. The Company places its temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At September 30, 2002, the Company had $26.3 million in deposits at various banks, of which $24.4 million is over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

         A substantial portion of the Company's real estate loan portfolio and investment in ventures is secured by properties located in the Washington, D.C., Philadelphia, PA and Baltimore, MD metropolitan areas. A decrease in real estate values for the properties underlying these loans could have an adverse affect on the value of the portfolio.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition

Energy Operations

         The Company conducts certain energy activities through, and a portion of its revenues are attributable to, sponsored limited partnerships ("Partnerships"). These Partnerships raise money from investors to drill gas and oil wells. The Company serves as general partner of the Partnerships and assumes customary rights and obligations for the Partnerships. As the general partner, the Company is liable for Partnership liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Partnerships. The income from the Company's general partner interest is recorded when the gas and oil are sold by a Partnership. The Company also contracts to drill the gas and oil wells owned by the Partnerships. The income from a drilling contract relating to a well is recorded upon substantial completion of the well for turnkey contracts and by percentage of completion for cost-plus contracts.

         The Company is entitled to receive management fees according to the respective Partnership agreements. The Company recognizes such fees as income when earned and includes them in energy revenues.

         The Company sells interests in gas and oil wells and retains a working interest and/or overriding royalty. The Company records the income from the working interests and overriding royalties when the gas and oil are sold.

Real Estate Finance

         The Company accretes the difference between its cost basis in a real estate loan and the sum of projected cash flows from that loan into interest income over the estimated life of the loan using the interest method which recognizes a level interest rate over the life of the loan. The Company reviews projected cash flows and property appraisals, which include amounts realizable from the underlying properties, on a regular basis. Changes to projected cash flows reduce or increase the amounts accreted into interest income over the remaining life of the loan.

         The Company recognizes gains on the sale of a senior lien interest in a real estate loan based on an allocation of the Company's cost basis between the portion of the loan sold and the portion retained based upon the fair value of those respective portions on the date of sale. Gains on the refinancing of a real estate loan only arise if the proceeds received by the Company when a property owner refinances the property exceed the cost of the loan financed. The Company credits any gain recognized on a sale of a senior lien interest or a refinancing to income at the time of such sale or refinancing.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Cash Flow Statements

         The Company considers temporary investments with maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                                         Years Ended September 30,
                                                                                ----------------------------------------
                                                                                     2002           2001          2000
                                                                                -----------     ----------    ----------
                                                                                               (in thousands)
Interest..................................................................      $    11,683     $   13,976    $   17,652
Income taxes paid (refunded)..............................................      $     3,243     $   13,393    $     (787)

Cancellation of shares issued in contingency settlement...................       $        -     $    1,305    $        -
Shares issued in contingency settlement...................................       $        -     $    2,089    $        -
Atlas Pipeline units issued in exchange for gas gathering and transmission
    facilities............................................................       $        -     $    2,250    $        -
Buyer's assumption of liabilities upon sale of loan.......................       $        -     $      460    $        -
Tax benefit from employee stock option exercise...........................       $      244     $        -    $        -

Details of acquisitions:
    Fair value of assets acquired.........................................       $        -     $   10,555    $        -
    Atlas Pipeline units issued in exchange for gas gathering and
      transmission facilities.............................................                -         (2,250)            -
    Liabilities assumed...................................................                -           (430)            -
                                                                                 ----------     ----------    ----------
      Net cash paid.......................................................       $        -     $    7,875    $        -
                                                                                 ==========     ==========    ==========
Disposal of business:
    Other assets received upon disposal of subsidiary.....................       $        -     $        -    $   25,969
                                                                                 ==========     ==========    ==========

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Earnings (Loss) Per Share

         Basic earnings (loss) per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Earnings (loss) per share - diluted are computed by dividing net income
(loss) by the sum of the weighted average number of shares of common stock outstanding and dilutive potential shares issuable during the period. Dilutive potential shares of common stock consist of the excess of shares issuable under the terms of various stock option and warrant agreements over the number of such shares that could have been reacquired (at the weighted average price of shares during the period) with the proceeds received from the exercise of the options and warrants.

         The components of basic and diluted earnings (loss) per share for each year were as follows:

                                                                                        Years Ended September 30,
                                                                               ----------------------------------------
                                                                                  2002            2001          2000
                                                                               ----------      ----------    ----------
                                                                                            (in thousands)
Income (loss) from continuing operations..................................     $    8,358      $   14,083    $    5,481
(Loss) income from discontinued operations................................        (11,040)         (4,254)       12,684
Cumulative effect of a change in accounting principle.....................           (627)              -             -
                                                                               ----------      ----------    ----------
    Net (loss) income.....................................................     $   (3,309)     $    9,829    $   18,165
                                                                               ==========      ==========    ==========

Basic average shares of common stock outstanding..........................         17,446          17,962        23,413
Dilutive effect of stock option and award plans...........................            359             474           415
                                                                               ----------      ----------    ----------
Dilutive average shares of common stock...................................         17,805          18,436        23,828
                                                                               ==========      ==========    ==========

 Recently Issued Financial Accounting Standards

         In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS 143 establishes requirements for accounting for removal costs associated with asset retirements. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will require the Company to record a liability for its retirement obligations with the related transition adjustment reported as a cumulative effect of a change in accounting principle. The Company is currently assessing the impact of this standard on its consolidated financial statements.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" was issued. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of what constitutes discontinued operations to include more disposal transactions. Under SFAS 144, assets held for sale that are a component of an entity are included in discontinued operations and cash flows will be eliminated from the ongoing operations if the entity does not have any significant continuing involvement in the operations prospectively. The adoption of SFAS 144 resulted in the classification of the Company's interest in its partially-owned energy technology subsidiary, Optiron Corporation ("Optiron"), as a discontinued operation (See Note 12).

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS 145, which is effective for financial statements issued on or after May 15, 2002, rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial position or results of operations.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Recently Issued Financial Accounting Standards - (Continued)

         In June 2002, the FASB reached a consensus on certain issues raised in Emerging Issues Task Force ("EITF") Issue No. 02-3. The consensus requires mark-to-market gains and losses on energy trading contracts to be shown net in the income statement whether or not these contracts are settled physically as well as disclosures of gross transaction volumes for contracts that are physically settled. This provision in EITF Issue 02-3 is effective for financial statements ending after July 15, 2002, and comparative financial statements will be reclassified to conform to the new presentation. Additional disclosures such as types of contracts accounted for as energy trading contracts, reconciliation of beginning and ending fair values and descriptions of methods and assumptions used to estimate fair value are also required. The adoption of EITF No. 02-3 did not have a material effect on the Company's consolidated financial position or results of operations.

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet adopted SFAS 146 nor determined the effect of the adoption of SFAS 146 on its consolidated financial position or results of operations.

NOTE 3 - OTHER ASSETS AND GOODWILL - CHANGE IN ACCOUNTING PRINCIPLE

Other Assets

         Other assets consist of intangible assets relating primarily to partnership management and operating contracts acquired through acquisitions recorded at fair value on their acquisition dates, investments and deferred financing costs. The Company amortizes contracts acquired on a declining balance method, over their respective estimated lives, ranging from five to 30 years. The Company amortizes deferred financing costs over the terms of the related loans (two to seven years). The Company amortizes other costs over varying periods of up to five years.

                                                                                 Years Ended September 30,
                                                                                 -------------------------
                                                                                  2002            2001
                                                                                  ----            ----
                                                                                      (in thousands)
Contracts acquired (net of accumulated amortization of $5,038                  $    9,305      $   16,851
    and $4,592)...........................................................
Deferred  financing  costs,  net of accumulative  amortization of $3,742
 and $2,674...............................................................          2,122           1,931
Investments...............................................................         12,917           8,555
Other.....................................................................          4,523           2,676
                                                                               ----------      ----------
                                                                               $   28,867      $   30,013
                                                                               ==========      ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - OTHER ASSETS AND GOODWILL - CHANGE IN ACCOUNTING PRINCIPLE -
         (Continued)

         On October 1, 2001, the Company early-adopted SFAS 142 "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. At that time, the Company had unamortized goodwill of $31.4 million. The Company has completed the transitional impairment test required upon adoption of SFAS 142. The transitional test, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill did not indicate an impairment loss. The Company will continue to evaluate its goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated.

         Changes in the carrying amount of goodwill for the year ended September 30, 2002 are as follows:

                                                                                         Year Ended
                                                                                     September 30, 2002
                                                                                     ------------------
                                                                                       (in thousands)
Goodwill at September 30, 2001
    (less accumulated amortization of $4,063)...................................        $     31,420
Additions to goodwill related to prior year asset acquisitions..................                  15
Atlas Pipeline goodwill amortization, whose fiscal year
   began January 1, 2002, at which time it adopted SFAS 142.....................                 (22)
Leasing platform transferred from goodwill to other assets in accordance with SFAS 142 (net of accumulated amortization
    of $587)....................................................................                (331)
Syndication network reclassified from other assets
    in accordance with SFAS 142 (net of accumulated
    amortization of $711).......................................................               6,389
                                                                                        ------------
Goodwill at September 30, 2002
    (net of accumulated amortization of $4,796).................................        $     37,471
                                                                                        ============

         For the years ended September 30, 2001 and 2000, the Company's goodwill amortization expense was approximately $1.4 million and $1.1 million, respectively. Pro forma net income from continuing operations for the years ended September 30, 2001 and 2000 would have been $15.1 million and $6.2 million, respectively, excluding goodwill amortization, net of taxes using the Company's effective tax rate in fiscal 2001 and 2000 of 31% and 30%, respectively. Pro forma basic income per share from continuing operations for the years ended September 30, 2001 and 2000 would have been $.84 and $.27, respectively. Pro forma diluted income per share from continuing operations for the years ended September 30, 2001 and 2000 would have been $.82 and $.26, respectively.

         Optiron, which previously was accounted for by the equity method, adopted SFAS 142 on January 1, 2002, the first day of its fiscal year. Optiron performed the evaluation of its goodwill required by SFAS 142 and determined that it was impaired due to uncertainty associated with the on-going viability of the product line with which the goodwill was associated. This impairment resulted in a cumulative effect adjustment on Optiron's books of $1.9 million before tax. The Company recorded, in its second fiscal quarter which correlates to Optiron's first quarter, its 50% share of this cumulative effect adjustment in the same manner.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities:

         Relationship with Brandywine Construction & Management, Inc. ("BCMI"). BCMI manages the properties underlying 24 of the Company's real estate loans and investments in real estate loans and investments in real estate ventures. Adam Kauffman ("Kauffman"), President of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of seven of the borrowers. Edward E. Cohen ("E. Cohen"), the Company's Chairman, Chief Executive Officer and President, is the Chairman and a minority stockholder of BCMI, holding approximately 8% of BCMI's stock..

         In September 2001, the Company sold a wholly-owned subsidiary to BCMI for $4.0 million, recognizing a gain of $356,000. The $4.0 million consideration paid to the Company was comprised of $3.0 million in cash and a $1.0 million non-recourse note from BCMI, which bears interest, at 8% per annum and is due September 2006. The Bancorp. Inc. ("TBI") a related party financial institution provided the first mortgage financing for this sale.

         Relationship with RAIT Investment Trust ("RAIT"). Since its organization by the Company in 1997, the Company has engaged in various transactions with RAIT. RAIT is a real estate investment trust in which, as of September 30, 2002, the Company owned approximately 8% of the common shares. Betsy Z. Cohen ("B. Cohen"), Mr. E. Cohen's spouse, is the Chairman and Chief Executive Officer of RAIT, and Jonathan Z. Cohen ("J. Cohen"), a son of E. and
B. Cohen and the Chief Operating Officer and a director of the Company, is the Company's designee as Trustee on RAIT's Board of Trustees. Mr. J. Cohen also serves as RAIT's Secretary. Scott F. Schaeffer ("Schaeffer"), a former Vice Chairman and a former officer and director of the Company, is RAIT's President and Chief Operating Officer.

         Since October 1, 1999, the Company and RAIT engaged in the following transactions:

         o In June 2002, the Company sold a mortgage loan having a book value of $1.0 million to RAIT for $1.8 million, recognizing a gain of $757,000. Mr. Schaeffer was the president and director of the general partner of the borrower.

         o In March 2002, RAIT provided the initial financing, which has since been repaid, on the Company's purchase for $2.7 million of a 25% interest in a venture. The venture purchased for $18.9 million, properties adjacent to the office building and garage in which the Company's executive offices are located and in which the Company owns a 50% interest.

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

         o In June 2000, in connection with the refinancing of a loan in which RAIT held a $4.9 million participation interest, the Company paid to RAIT a $300,000 termination fee.

         o In May 2000, the Company sold 100% of the common stock in a wholly-owned subsidiary to RAIT for $1.9 million, recognizing a gain of $273,000.

         o In December 1999, the Company sold 100% of the common stock in a wholly owned subsidiary to RAIT for $9.9 million, recognizing a gain of $983,000. The subsidiary held a subordinate interest in a loan which was secured by a retail property located in Centreville, VA.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 2002

NOTE 4 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

         Relationship with TBI. In 1999, the Company acquired 9.7% of the outstanding shares of TBI for approximately $1.8 million. In 2001, the Company acquired 70,400 shares of TBI's convertable preferred stock (9.7%) for approximately $704,000 pursuant to a rights offering to TBI's stockholders. As of September 30, 2002, the Company had $5.6 million on deposit at TBI. B. Cohen is the Chief Executive Officer of TBI, and D. Gideon Cohen ("D. Cohen"), a son of E. and B. Cohen, is the Chairman of TBI. D. Cohen is a former director, President and Chief Operating Officer of the Company.

         Relationship with Ledgewood. Until April 1996, E. Cohen was of counsel to Ledgewood Law Firm ("Ledgewood"). The Company paid Ledgewood $839,000, $975,000 and, $1.6 million during fiscal 2002, 2001 and 2000, respectively, for legal services rendered to the Company. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

         Relationship with Retirement Trusts. Pursuant to E. Cohen's employment contract, upon his retirement, he is entitled to receive payments from a Supplemental Employee Retirement Plan ("SERP"). The Company has established two trusts to fund the SERP. The 1999 Trust, purchased 100,000 shares of common stock of TBI. The 2000 Trust, holds 38,571 shares of convertible preferred stock of TBI and a loan to a limited partnership of which E. Cohen and D. Cohen own the beneficial interests. This loan was acquired for its outstanding balance of $720,167 by the 2000 Trust in April 2001 from a corporation of which E. Cohen is Chairman and J. Cohen is the President. The loan is secured by the partnership interests held by the limited partnership, which beneficially owns two residential apartment buildings. In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which D. Cohen is the principal shareholder and a director. The fair value of the 1999 Trust is approximately $1.0 million at September 30, 2002. The fair value of the 2000 Trust is approximately $3.6 million at September 30, 2002 and is included in Other Assets on the Company's Consolidated Balance Sheets.

         In connection with E. Cohen's SERP, the Company entered into a split-dollar insurance arrangement under which it pays a portion of the premiums under a life insurance policy with respect to E. Cohen, with reimbursement of such premiums due upon the occurrence of specified events, including E. Cohen's death. Under the recently enacted Sarbanes-Oxley Act of 2002, the Company's future payment of premiums under this arrangement may be deemed to be a prohibited loan to E. Cohen. Since the next premium payment under this arrangement is not due until April 2003, the Company has deferred any decision relating to this arrangement until the application of the Sarbanes-Oxley Act has been clarified. The Company cannot predict the effect, if any, that cancellation of the arrangement might entail.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

         Relationships with Cohen Brothers & Company. During fiscal 2002 and 2001, the Company purchased 125,095 and 67,500 shares of its common stock at a cost of $1.1 million and $737,000, respectively, from Cohen Brothers & Company. In 2002, the Company repurchased $1.5 million principal amount of its senior notes at a cost of $1.6 million. Cohen Brothers acted as a principal in the sales to the Company. D. Cohen and J. Cohen are the principal owners of the corporate parent of Cohen Brothers & Company.

         Relationships with 9 Henmar. The Company owns a 50% interest in Trapeza Funding, LLC, and associated entities ("Trapeza") which completed a $330.0 million pooled trust preferred collateralized debt offering ("CDO") in November 2002. The boards of managers of both the governing partnership entity and the collateral manager entity for Trapeza are composed of four members, of whom
J. Cohen and D. Cohen are the Company appointees to the Board.

         Trapeza was originated and developed in large part by D. Cohen. The Company has agreed to pay his company, 9 Henmar LLC ("9 Henmar"), 10% of the fees it receives through its interest in the general partner of the limited partnership and the collateral manager of the CDO issuer. In addition, the Company has reimbursed 9 Henmar $449,000 for fees and expenses, including overhead, incurred by it in connection with structuring the venture and the Company's participation in it, developing the pool of trust preferred securities, consulting with the underwriters and rating agencies and providing other consulting, managerial and sales services. Subsequent to September 30, 2002, the Company reimbursed $415,000 to 9 Henmar. Through November 2002, $565,000 of such expenses has been reimbursed to the Company by the CDO issuer.

         Relationships with Certain Borrowers. The Company has from time to time purchased loans in which affiliates of the Company are affiliates of the borrowers.

         In 2000, the property securing a loan held by the Company with a book value of $3.3 million at September 30, 2002, was purchased by a limited partnership of whose general partner, Mr. Schaeffer is the president. Messrs. Schaeffer, Kauffman, E. Cohen and D. Cohen are equal limited partners of the sole limited partner of the borrower.

         At 1998, the Company acquired a defaulted loan in the original principal amount of $91.0 million. At September 30, 2002, the Company's receivable was $110.4 million and the book value of the loan was $38.7 million. In September 2000, in connection with a refinancing and to protect the Company's interest, a newly formed limited liability company assumed equity title of the property. Messrs. Schaeffer, Kauffman, E. Cohen and D. Cohen are limited partners (24.75% each) in an entity which owns approximately 30% of the borrower. In addition, Mr. Schaeffer has a controlling administrative role with the borrower.

         In 1998, the Company acquired a loan under a plan of reorganization in bankruptcy. The loan had a book value of $36.1 million at September 30, 2002. An order of the bankruptcy court required that legal title to the property underlying the loan be transferred on or before June 30, 1998. In order to comply with that order, to maintain control of the property and to protect the Company's interest, Evening Star Associates took title to the property in June 1998. A subsidiary of the Company serves as general partner of Evening Star Associates and holds a 1% interest; Messrs. Schaeffer, Kauffman, E. Cohen and D. Cohen purchased a 94% limited partnership interest in Evening Star Associates for $200,000.

         The Company acquired a loan in 1996. In 2002, the beneficial ownership of the entity holding the interest in the property securing one of the Company's loans was transferred to D. Cohen. At September 30, 2002, the Company's receivable was $8.5 million and the book value of the loan was $2.3 million. The entity holding the interest is entitled to receive 12.5% of any cash flow received by the Company from the loan.

         In 1997, the Company acquired a loan with a face amount of $2.3 million at a cost of $1.6 million. The loan had a book value of $980,000 at September 30, 2002. The loan is secured by a property owned by a partnership in which Messrs. Kauffman and E. Cohen and B. Cohen are limited partners (with a 75% beneficial interest). Ledgewood and BCMI were tenants at such property as of September 30, 2002.

         In 1994, the Company acquired a loan in the original principal amount of $3.0 million. At September 30, 2002, the Company's receivable was $2.6 million and the book value of the loan was $130,000. The loan is secured by a property owned by a partnership in which E. Cohen and B. Cohen are limited partners, with a 40%, beneficial interest.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

         Relationships with Certain Lienholders. The Company holds a first mortgage lien with a face amount of $14.0 million and a book value of $4.5 million on a hotel property owned by a corporation in which, on a fully diluted basis, J. Cohen and E. Cohen would have a 19% interest. The corporation acquired the property through foreclosure of a subordinate loan.

         In 2001, the Company sold 100% of the common stock in a wholly-owned subsidiary that owned subordinate interests in two loans to Messrs. Schaeffer, Kauffman, D. Cohen and J. Cohen for $2.2 million, recognizing a gain of $7,300.


NOTE 5 - INVESTMENTS IN REAL ESTATE LOANS AND VENTURES

         In acquiring real estate loans, the Company focused primarily on the purchase of income producing loans at a discount from both the face value of such loans and the appraised value of the properties underlying the loans. The Company records as income the accretion of a portion of the difference between its cost basis in a loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each loan is allocated between principal and interest. This accretion of discount amounted to $3.2 million, $5.9 million and $5.8 million during the years ended September 30, 2002, 2001, and 2000, respectively. As the Company sells senior lien interests or receives funds from refinancings of its loans, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At September 30, 2002 and 2001, the Company held real estate loans having aggregate face values of $610.0 million and $617.8 million, respectively.

         Amounts receivable, net of senior lien interests and deferred costs, were $349.3 million and $337.9 million at September 30, 2002 and 2001, respectively. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans and ventures for the years ended September 30, 2002 and 2001.

                                                                                     September 30,
                                                                             -------------------------
                                                                                2002           2001
                                                                             ----------     ----------
                                                                                  (in thousands)
Loan balance, beginning of period.................................           $  192,263     $  185,940
New loans.........................................................                    -          1,010
Addition to existing loans........................................               17,185         24,086
Loan write-down...................................................                 (559)           (84)
Accretion of discount (net of collection of interest).............                3,212          5,923
Collections of principal..........................................                    -         (1,623)
Cost of loans sold................................................              (24,559)       (22,989)
                                                                             ----------     ----------
Loan balance, end of period.......................................              187,542        192,263
Ventures..........................................................               18,361         16,666
Allowance for possible losses.....................................               (3,480)        (2,529)
                                                                             ----------     ----------
Balance, loans and ventures, end of period........................           $  202,423     $  206,400
                                                                             ==========     ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - INVESTMENTS IN REAL ESTATE LOANS AND VENTURES - (Continued)

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans and ventures for the years ended September 30, 2002 and 2001:

                                                                                    September 30,
                                                                              ------------------------
                                                                                2002           2001
                                                                              ---------     ----------
                                                                                  (in thousands)
Balance, beginning of year........................................           $    2,529     $    2,013
Provision for possible losses.....................................                1,510            600
Write-down........................................................                 (559)           (84)
                                                                             ----------     ----------
Balance, end of year..............................................           $    3,480     $    2,529
                                                                             ==========     ==========


NOTE 6 - DEBT

         Total debt consists of the following:

                                                                                     September 30,
                                                                             -------------------------
                                                                                2002           2001
                                                                             ----------     ----------
                                                                                  (in thousands)
Senior debt.......................................................           $   65,336     $   66,826

Non-recourse debt:
   Energy:
     Revolving and term bank loans................................               49,345         43,284
   Real estate finance:
     Revolving credit facilities..................................               18,000         18,000
     Other........................................................                  875            875
                                                                             ----------     ----------
       Total non-recourse debt....................................               68,220         62,159
Other debt........................................................               21,954         21,146
                                                                             ----------     ----------
                                                                                155,510        150,131
Less current maturities...........................................                4,320          8,560
                                                                             ----------     ----------
                                                                             $  151,190     $  141,571
                                                                             ==========     ==========

         Following is a description of borrowing arrangements in place at September 30, 2002 and 2001.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 6 - DEBT - (Continued)

         Energy-Revolving Credit Facilities. In July 2002, Atlas America, the Company's energy subsidiary, entered into a $75.0 million credit facility led by Wachovia Bank. The revolving credit facility has an initial borrowing base of $45.0 million which may be increased subject to growth in the Company's oil and gas reserves. The facility permits draws based on the remaining proved developed non-producing and proved undeveloped natural gas and oil reserves attributable to the Atlas America's wells and the projected fees and revenues from operation of the wells and the administration of partnerships. Up to $10.0 million of the facility may be in the form of standby letters of credit. The facility is secured by Atlas America's assets. The revolving credit facility has a term ending in July 2005 and bears interest at one of two rates (elected at the borrower's option) which increase as the amount outstanding under the facility increases: (i) Wachovia prime rate plus between 25 to 75 basis points, or (ii) LIBOR plus between 175 and 225 basis points. The credit facility contains financial covenants, including covenants requiring the Company and Atlas America to maintain specified financial ratios, and imposes the following limits: (a) the amount of debt that can be incurred cannot exceed specified levels without the banks' consent; and (b) the energy affiliates may not sell, lease or transfer property without the banks' consent. This credit facility was used to pay off the previous energy revolving credit facility at PNC Bank ("PNC"). At September 30, 2002, $45.0 million was outstanding under this facility, including $43.7 million in borrowings and $1.3 million under letters of credit at interest rates ranging from 3.54% to 5.0%.

         Atlas Pipeline has a $10.0 million revolving credit facility at PNC. Up to $3.0 million of the facility may be used for standby letters of credit. Borrowings under the facility are secured by a lien on and security interest in all the property of Atlas Pipeline and its subsidiaries, including pledges by Atlas Pipeline of the issued and outstanding units of its subsidiaries. The revolving credit facility has a term ending in October 2003 and bears interest at one of two rates, elected at the Partnership's option: (i) the Base Rate plus the Applicable Margin or (ii) the Euro Rate plus the Applicable Margin. As used in the facility agreement, the Base Rate is the higher of (a) PNC Bank's prime rate or (b) the sum of the federal funds rate plus 50 basis points. The Euro rate is the average of specified LIBOR rates divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirements for euro currency funding. The Applicable Margin varies with Atlas Pipeline leverage ratio from between 150 to 200 basis points (for the Euro Rate option) or 0 to 50 basis points (for the Base Rate option). Draws under any letter of credit bear interest as specified under (i), above. The interest rate on outstanding borrowings was 3.27% at September 30, 2002. The credit facility contains financial covenants, including the requirement that Atlas Pipeline maintain: (a) a leverage ratio not to exceed 3.0 to 1.0, (b) an interest coverage ratio greater than 3.5 to 1.0 and (c) a minimum tangible net worth of $14.0 million. In addition, the facility limits, among other things, sales, leases or transfers of property by Atlas Pipeline, the incurrence by Atlas Pipeline of other indebtedness and certain investments by Atlas Pipeline. As of September 30, 2002 and 2001, $5.6 million and $2.1 million, respectively, was outstanding under this facility.

         Real Estate Finance-Revolving Credit Facilities. The Company, through certain operating subsidiaries, has a $6.8 million term note with Hudson United Bank for its commercial real estate loan operations. At September 30, 2002, $6.4 million was outstanding on this note. The credit facility bears interest at the prime rate reported in The Wall Street Journal minus one percent (3.75% at September 30, 2002) and is secured by the borrowers' interests in certain commercial loans and by a pledge of their outstanding capital stock. The Company has guaranteed repayment of the credit facility. The facility is due April 1, 2004.

         The Company established a $18.0 million revolving line of credit with Sovereign Bank. Interest is payable monthly at The Wall Street Journal prime rate (4.75% at September 30, 2002) and principal is due upon expiration in July 2004. Advances under this line are to be utilized to acquire commercial real estate or interests therein, to fund or purchase loans secured by commercial real estate or interests, or to reduce indebtedness on loans or interests which the Company owns or holds. The advances are secured by the properties related to these funded transactions. At September 30, 2002 and 2001, $18.0 million had been advanced under this line.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6 - DEBT - (Continued)

         The Company established a $10.0 million term loan with The Marshall Group (formerly Miller and Schroeder Investment Corp). Through October 31, 2001, the loan bore interest at 10.26%. Commencing November 1, 2001, the loan bears interest at the three month LIBOR rate (2.1% at September 30, 2002) plus 350 basis points, adjusted annually. Principal and interest are payable monthly based on a five-year amortization schedule maturing October 31, 2006. The loan is secured by the Company's interest in certain portfolio loans and real estate. At September 30, 2002 and 2001, $7.9 million and $9.3 million, respectively, had been drawn under this loan.

         Senior Debt. In July 1997, the Company issued $115.0 million of 12% Senior Notes (the "12% Notes") due August 2004 in a private placement. These notes were exchanged in November 1997 with a like amount of 12% Notes which were registered under the Securities Act of 1933. Provisions of the indenture under which the 12% Notes were issued limit dividend payments, mergers and indebtedness, place restrictions on liens and guarantees and require the maintenance of certain financial ratios. At September 30, 2002, the Company was in compliance with such provisions. At September 30, 2002 and 2001, $65.3 million and $66.8 million, respectively, of the 12% Notes were outstanding.

         Financial Services Debt. The Company's leasing subsidiary has a $10.0 million warehouse line of credit with National City Bank. The Company is the guarantor of that facility, which is secured by a pledge of the subsidiary's assets and by the equipment leases and proceeds thereof financed by the facility, and terminates in June 2003. Loans under the facility bear interest, at the Company's election, at either the National City Bank prime rate plus 1.0% or adjusted LIBOR plus 3.0%, with the LIBOR adjustment being similar to that in the Wachovia Bank facility. The facility requires the subsidiary to maintain a specified net worth and specified interest coverage and debt to net worth ratios. The facility limits dividends the subsidiary may pay, mergers, sales of assets by the subsidiary and the terms of equipment leases that may be financed under the facility. At September 30, 2002, $2.4 million had been drawn under the facility at an average rate of 4.81%.

         Other Debt. Other debt includes an amount outstanding under a $5.0 million revolving line of credit with Sovereign Bank, which expires July 2004. Interest accrues at The Wall Street Journal prime rate (4.75% at September 30,
2002) and payment of accrued interest and principal is due upon the expiration date. Advances under this line are with full recourse to the Company and are secured by a pledge of 500,000 common shares of RAIT held by the Company. Credit availability, which was $5.0 million at September 30, 2002, is based upon the value of those shares. Advances under this facility must be used to repay bank debt to acquire commercial real estate or interests therein, fund or purchase loans secured by commercial real estate or interests therein, or reduce indebtedness on loans or interests which the Company owns or holds and for other general corporate purposes. At September 30, 2002 and 2001, $5.0 million had been advanced under this line.

         The Company maintains a line of credit with Commerce Bank for $5.0 million, none of which has been drawn. The facility is secured by a pledge of 520,000 RAIT common shares. Credit availability is 50% of the value of those shares, and was $5.0 million at September 30, 2002. Loans bear interest, at the Company's election, at either the prime rate reported in The Wall Street Journal or LIBOR plus 250 basis points, in either case with a minimum rate of 5.5% and a maximum rate of 9.0%. The facility terminates in May 2004, subject to extension. The facility requires the Company to maintain a specified net worth and ratio of liabilities to tangible net worth, and prohibits transfer of the collateral.

         Annual debt principal payments over the next five fiscal years ending September 30 are as follows: (in thousands):

                          2003..........................        $    4,320
                          2004..........................        $  103,078
                          2005..........................        $   45,667
                          2006..........................        $    2,041
                          2007..........................        $      404

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - INCOME TAXES

         The following table details the components of the Company's income tax expense from continuing operations for the fiscal years 2002, 2001 and 2000.

                                                                                    2002            2001           2000
                                                                                    ----            ----           ----
                                                                                              (in thousands)
Provision (benefit) for income taxes:
   Current:
     Federal..............................................................       $    6,365     $    6,023     $        -
     State................................................................             (619)           158            116
   Deferred...............................................................           (2,332)           146          2,285
                                                                                 ----------     ----------     ----------
                                                                                 $    3,414     $    6,327     $    2,401
                                                                                 ==========     ==========     ==========

         For fiscal 2000, there is no current federal tax provision for continuing operations because of the utilization of the credits and depletion allowance noted in the table below.

         A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                                          Years Ended September 30,
                                                                                    -----------------------------------
                                                                                     2002           2001           2000
                                                                                     ----           ----           ----
Statutory tax rate........................................................            35%            35%            35%
Statutory depletion.......................................................            (4)            (3)            (3)
Non-conventional fuel and low income housing credits......................            (3)            (3)           (12)
Excessive employee remuneration...........................................             -              2              2
Goodwill..................................................................             -              1             10
Tax-exempt interest.......................................................            (2)            (2)            (8)
State income tax..........................................................             3              1              6
                                                                                      --             --             --
                                                                                      29%            31%            30%
                                                                                      ==             ==             ==

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 7 - INCOME TAXES - (Continued)

         The components of the net deferred tax liability are as follows:

                                                                                     September 30,
                                                                             -------------------------
                                                                                2002           2001
                                                                             ----------     ----------
                                                                                  (in thousands)
Deferred tax assets related to:
   Tax credit carryforwards.......................................           $       28     $      168
   Interest receivable............................................                  688          1,153

   Accrued expenses...............................................                7,335          1,977
   Provision for possible losses..................................                1,185            833
                                                                             ----------     ----------
                                                                             $    9,236     $    4,131
                                                                             ==========     ==========

Deferred tax liabilities related to:
   Property and equipment basis differences.......................              (17,447)       (19,329)
   Investments in real estate ventures............................               (2,491)        (2,515)
   Unrealized gain on investments.................................               (2,899)          (854)
   ESOP benefits..................................................                 (132)          (115)
                                                                             ----------     ----------
                                                                                (22,969)       (22,813)
                                                                             ----------     ----------
     Net deferred tax liability...................................           $  (13,733)    $  (18,682)
                                                                             ==========     ==========

         Generally accepted accounting principles require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowance was needed at September 30, 2002 and 2001.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - EMPLOYEE BENEFIT PLANS

         Employee Stock Ownership Plan. The Company sponsors an Employee Stock Ownership Plan ("ESOP"), which is a qualified non-contributory retirement plan established to acquire shares of the Company's common stock for the benefit of all employees who are 21 years of age or older and have completed 1,000 hours of service for the Company. Contributions to the ESOP are made at the discretion of the Board of Directors. The ESOP borrowed $1.2 million to purchase the initial shares from the Company. The Company obtained a bank loan for the ESOP loan, which is payable in semiannual installments through February 1, 2003. The ESOP fully repaid the loan from the Company in August 1996. Both the Company's loan obligation and the unearned benefits expense (a reduction in stockholders' equity) will be reduced by the amount of any loan principal payments made by the Company

         The common stock purchased by the ESOP is held by the ESOP trustee in a suspense account. On an annual basis, a portion of the common stock is released from the suspense account and allocated to participating employees. As of September 30, 2002, there were 236,365 shares allocated to participants, which constituted substantially all of the shares available under the ESOP prior to the 105,000 shares acquired on September 28, 1998. Compensation expense related to the plan amounted to $182,200, $151,200 and $140,200 for the years ended September 30, 2002, 2001 and 2000, respectively.

         Employee Savings Plan. The Company sponsors an Employee Retirement Savings Plan and Trust under Section 401(k) of the Internal Revenue Code which allows employees to defer up to 15% of their income, subject to certain limitations, on a pretax basis through contributions to the savings plan. Prior to March 1, 2002, the Company matched up to 100% of each employee's contribution, subject to certain limitations; thereafter, up to 50%. Included in general and administrative expenses are $335,200, $363,800, and $209,500 for the Company's contributions for the years ended September 30, 2002, 2001 and 2000, respectively.

         Stock Options. The following table summarizes certain information about the Company's equity compensation plans, in the aggregate, as of September 30, 2002.

-------------------------------- ----------------------------- ------------------------------ ---------------------------------
                                              (a)                             (b)                            (c)
-------------------------------- ----------------------------- ------------------------------ ---------------------------------
                                                                                               Number of securities remaining
                                   Number of securities to be     Weighted-average exercise    available for future issuance
                                   issued upon exercise of                                    under equity compensation plans
                                     outstanding options,          price of outstanding        excluding securities reflected
Plan category                        warrants and rights       options, warrants and rights            in column (a)
-------------------------------- ----------------------------- ------------------------------ ---------------------------------
Equity compensation plans                  2,463,003                  $    9.50                            149,220
   approved by security
   holders
-------------------------------- ----------------------------- ------------------------------ ---------------------------------
Equity compensation plans                     54,495                  $     .11                                  -
   not approved by security
   holders
-------------------------------- ----------------------------- ------------------------------ ---------------------------------
Total                                      2,517,498                  $    9.30                            149,220
-------------------------------- ----------------------------- ------------------------------ ---------------------------------

         The Company has four existing employee stock option plans, those of 1989, 1997, 1999 and 2002. No further grants may be made under the 1989 and 1997 plans. Options under the 1989, 1997, 1999 and 2002 plans become exercisable as to 25% of the optioned shares each year after the date of grant, and expire not later than ten years after the date of grant. The 1989 plan authorizes the granting of up to 1,769,670 shares (as amended during the fiscal year ended September 30, 1996) of the Company's common stock in the form of incentive stock options ("ISO's"), non-qualified stock options and stock appreciation rights ("SAR's").

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - EMPLOYEE BENEFIT PLANS - (Continued)

         In May 1997, stockholders approved the Resource America, Inc. 1997 Key Employee Stock Option Plan. This plan, for which 825,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. In fiscal 2002, 2001 and 2000, options for 4,000, 55,000 and 93,885 shares were issued under this plan, respectively. As of September 30, 2002, 90,000 shares, previously granted to a former officer who continued to serve as a director of the Company, are fully vested pursuant to a separation agreement. The director resigned in October, 2002.

         In March 1999, stockholders approved the Resource America, Inc. 1999 Key Employee Stock Option Plan. This plan, for which 1,000,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. In fiscal 2002, 2001 and 2000, options for 62,533, 371,000 and 106,115 shares, respectively, were issued under this plan.

         In April 2002, stockholders approved the Resource America, Inc. 2002 Key Employee Stock Option Plan. This plan, for which 750,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. In fiscal 2002, 664,967 shares were issued under this plan.

         Transactions for the four employee stock option plans are summarized as follows:

                                                              Years Ended September 30,
                                    -------------------------------------------------------------------------------
                                             2002                       2001                         2000
                                    -----------------------     -----------------------    ------------------------
                                                 Weighted                 Weighted                       Weighted
                                                  Average                  Average                        Average
                                    Shares   Exercise Price     Shares   Exercise Price     Shares  Exercise Price
                                    -----    --------------     ------   --------------     ------  ---------------
Outstanding - beginning of year..   1,892,447    $   10.27      1,642,967   $    9.38       1,870,035     $   9.77
   Granted.......................     731,500    $    8.24        424,000   $   11.06         200,000     $   7.49
   Exercised.....................    (222,682)   $    7.93       (155,947)  $    2.68        (144,568)    $   2.95
   Forfeited.....................     (25,761)   $   11.06        (18,573)  $   13.33        (282,500)    $  13.96
   Outstanding - end of year.....   2,375,504    $    9.86      1,892,447   $   10.27       1,642,967     $   9.38

Exercisable, at end of year......   1,036,006    $   10.36        743,213   $    9.64         560,131     $   7.10
Available for grant..............      86,719                      42,458                     447,885
Weighted average fair value per
   share of options granted
   during the year...............                $    5.10                  $    8.73                     $   4.93

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - EMPLOYEE BENEFIT PLANS - (Continued)

         The following information applies to employee stock options outstanding as of September 30, 2002:

                                                 Outstanding                                  Exercisable
                                    ---------------------------------------------       --------------------------
                                                  Weighted
                                                   Average            Weighted                         Weighted
  Range of                                       Contractual           Average                          Average
Exercise Prices                     Shares       Life (Years)      Exercise Price       Shares      Exercise Price
---------------                     ------       ------------      --------------       ------      --------------
$    .92 -  $   2.73                 105,338        2.58               $  2.29            105,338       $     2.29
$   7.47 -  $   8.08               1,145,500        5.61               $  7.82            463,001       $     7.95
$   9.19 -  $   9.34                 240,000        9.73               $  9.32                  -       $        -
$  11.03 -  $  11.06                 391,666        8.33               $ 11.06             97,917       $    11.06
$  15.50                             493,000        6.64               $ 15.50            369,750       $    15.50
                                   ---------                                            ---------
                                   2,375,504                                            1,036,006
                                   =========                                            =========

         In connection with the acquisition of Atlas, the Company issued options for 120,213 shares at an exercise price of $.11 per share to certain employees of Atlas who had held options of Atlas before its acquisition by the Company. Options for 54,495 shares remain outstanding and are exercisable as of September 30, 2002.

         As described in Note 2, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized in the financial statements for these employee stock arrangements.

         SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 or 10 years following vesting; stock volatility, 64%, 68% and 60% in 2002, 2001 and 2000, respectively; risk free interest rate, 4.4%, 5.5% and 6.2% in 2002, 2001 and 2000, respectively,, dividends were based on the Company's historical rate. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $6.7 million ($.38 per share), $7.3 million ($.40 per share) and $16.4 million ($.69 per share) in fiscal 2002, 2001 and 2000, respectively.

         Other Plans. In addition to the various employee stock option plans, in May 1997, the stockholders approved the Resource America, Inc. 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan for which a maximum of 75,000 units were reserved for issuance and all of which are issued and outstanding as of September 30, 2002. The fair value of the grants (average $14.75 per unit, $1.1 million in total) is being charged to operations over the five-year vesting period. As of September 30, 2002, no further grants may be made under this plan. In April 2002, the stockholders approved the Resource America, Inc. 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan for which a maximum of 75,000 shares were reserved for issuance. In fiscal 2002, 12,499 units were issued under this plan. The fair value of the grants ($11.05 per unit, $138,114 in total) is being charged to operations over the five-year vesting period. As of September 30, 2002, 62,501 units are available for issuance under this plan. Under these plans, non-employee directors of the Company are awarded units representing the right to receive one share of the Company common stock for each unit awarded. Units do not vest until the fifth anniversary of their grant, except that units will vest sooner upon a change of control of the Company or death or disability of a director, provided the director has completed at least six months of service. Upon termination of service by a director, all unvested units are forfeited.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under leases with varying expiration dates through 2007. Rental expense was $2.1 million, $1.9 million and $1.6 million for the years ended September 30, 2002, 2001 and 2000, respectively. At September 30, 2002, future minimum rental commitments for the next five fiscal years were as follows (in thousands):

                        2003...........................   $  1,517
                        2004...........................   $  1,073
                        2005...........................   $    988
                        2006...........................   $    765
                        2007...........................   $    492

         The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

         The Company is the managing general partner of the Partnerships, and has agreed to indemnify each investor partner from any liability which exceeds such partner's share of partnership assets. Management believes that any such liabilities that may occur will be covered by insurance and, if not covered by insurance, will not result in a significant loss to the Company.

         Subject to certain conditions, investor partners in certain Partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% or 10% of the units in any calendar year. Based on past experience, the Company believes that any liability incurred would not be material.

         The Company may be required to subordinate a part of its net partnership revenues to the receipt by investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions determined on a cumulative basis, in accordance with the terms of the partnership agreement.

         Under the SERP of E. Cohen, the Company will pay an annual benefit of 75% of his average income after he has reached retirement age (each as defined in the employment agreement). Upon termination, he is entitled to receive lump sum payments in various amounts of between 25% and five times average compensation (depending upon the reason for termination) and, for termination due to disability, a monthly benefit equal to the SERP benefit (which will terminate upon commencement of payments under the SERP). During fiscal 2002, 2001 and 2000, operations were charged $1.1 million, $927,000 and $2.5 million, respectively, with respect to these commitments.

         The Company is a defendant, together with certain of our officers and directors and its independent auditor, Grant Thornton LLP, in consolidated actions that were instituted on October 14, 1998 in the U.S. District Court for the Eastern District of Pennsylvania by stockholders, putatively on their own behalf and as class actions on behalf of similarly situated stockholders, who purchased shares of the Company's common stock between December 17, 1997 and February 22, 1999. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as the result of misstatements and omissions allegedly contained in the Company's periodic reports and a registration statement filed with the SEC. The Company has agreed to settle this matter for a maximum of $7.0 million plus approximately $1.0 million in costs and expenses, of which $6.0 million will be paid by two of the Company's directors' and officers' liability insurers. The Company agreed to the settlement to avoid the potential of costly litigation, which would have involved significant time of senior management. The Company will seek to obtain the balance of $2.0 million through an action against a third insurer who has not agreed to participate in the settlement. Plaintiffs have agreed to reduce by 50% the amount by which the $2.0 million exceeds the net recovery from the insurer. The Company has charged operations $1.0 million in the fiscal year ended September 30, 2002 in relation to this settlement, if the Company is successful in receiving reimbursement from its third insurer future operations will be benefited.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES - (Continued)

         The Company is a defendant in a proposed class action originally filed in February 2000 in the New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased property to the Company. The complaint alleges that the Company is are not paying lessors the proper amount of royalty revenues derived from the natural gas produced from the wells on the leased property. The complaint seeks damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that allegedly should have been paid. The Company believes the complaint is without merit and is defending itself vigorously.

         The Company is a defendant in an action filed in the U.S. District Court for the District of Oregon by the former chairman of TRM Corporation and his children. The Company's chief executive officer and a former director and officer also have been named as defendants. The plaintiffs' claims for breach of contract and fraud are based on an alleged oral agreement to purchase one million shares of plaintiffs' stock in TRM Corporation for $13.0 million. Plaintiffs seek actual damages of at least $12.0 million, plus punitive damages in an unspecified amount. The Company believes the complaint is without merit and is defending itself vigorously.

         Refer to Note 12 with regard to an expected settlement of claims associated with the sale of Fidelity Leasing.

         The Company is also a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or operations.

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

         Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivative financial statements are recognized in the financial statements as either assets or liabilities measured as fair value. Changes in the fair value of derivative financial instruments are recognized in income or other comprehensive income, depending on their classification. Upon adoption of SFAS 133, the Company did not incur any transition adjustments to earnings.

         The Company formally documents all relationships between hedging instruments and the items being hedged, including the Company's risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair value of hedged items. When it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instruments and actual gas prices, the Company will discontinue hedge accounting for the derivative and further changes in fair value for the derivative will be recognized immediately into earnings. Any gains or losses that were accumulated in other comprehensive income (loss) will be recognized in earnings when the hedged transaction is recognized in earnings.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10 - HEDGING ACTIVITIES - (Continued)

         At September 30, 2002, the Company had 267 open natural gas futures contracts related to natural gas sales covering 747,600 dekatherm ("Dth") (net to the Company) maturing through September 2003 at a combined average settlement price of $3.58 per Dth. The fair value of the open natural gas futures contracts, $2,995,100 at September 30, 2002, is based on quoted market prices. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company's net unrealized loss related to open NYMEX contracts was approximately $316,600 at September 30, 2002 and its net unrealized gain was approximately $15,000 at September 30, 2001. The unrealized loss of $218,400 net of taxes of $98, 200, at September 30, 2002 has been recorded as a liability in the Company's 2002 Consolidated Financial Statements and in Stockholders' Equity as a component of Other Comprehensive Income (loss). The Company recognized a loss of $59,000, $599,000 and $832,000 on settled contracts covering natural gas production for the years ended September 30, 2002, 2001 and 2000, respectively. As of September 30, 2002, all of the deferred net losses on derivative instruments included in accumulated other comprehensive income (loss) are expected to be reclassified to earnings during the next twelve months. The Company recognized no gains or losses during the fiscal year ended September 30, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

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

         In connection with the acquisition of Atlas in fiscal 1998, certain indemnity obligations of the seller resulted in the cancellation in fiscal 2001 of 153,500 of the Company's previously issued shares held in escrow.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12 - DISCONTINUED OPERATIONS

         In June 2002, the Company adopted a plan to dispose of Optiron. The Company has reduced its 50% interest in Optiron to 10% through a sale to current management which was completed in September 2002. In connection with the sale, the Company forgave $4.3 million out of the $5.9 million of indebtedness owed by Optiron. The remaining $1.6 million of indebtedness was retained by the Company in the form of a promissory note which is secured by all of Optiron's assets and by the common stock of Optiron's 90% shareholder. The note bears interest at the prime rate plus 1% payable monthly; an additional 1% will accrue until the maturity date of the note in 2022.

         In accordance with SFAS No. 144, the results of operations have been prepared under the financial reporting requirements for discontinued operations, pursuant to which, all historical results of Optiron are included in the results of discontinued operations rather than the results of continuing operations for all periods presented.

         Summarized operating results of the discontinued Optiron operations are as follows:

                                                                                  Years Ended September 30,
                                                                         ------------------------------------------
                                                                           2002            2001             2000
                                                                           ----            ----             ----
                                                                                       (in thousands)
Loss from discontinued operations before income taxes..................  $      (553)   $    (1,493)    $    (1,132)
Income tax benefit ....................................................          193            463             396
                                                                         -----------    -----------     -----------
Loss from discontinued operations......................................  $      (360)   $    (1,030)    $      (736)
                                                                         ===========    ===========     ===========
Loss on disposal of discontinued operations before income taxes........  $    (1,971)   $         -     $         -
Income tax benefit ....................................................          690              -               -
                                                                         -----------    -----------     -----------
Loss on disposal of discontinued operations............................  $    (1,281)   $         -     $         -
                                                                         ===========    ===========     ===========

         In February 2000, the Company adopted a plan to sell FLI and subsidiaries, its small ticket equipment leasing business. On August 1, 2000, the Company sold its small ticket equipment leasing subsidiary, Fidelity Leasing, to European American Bank and AEL Leasing Co., Inc., subsidiaries of ABN AMRO Bank, N.V. The Company received total consideration of $152.2 million, including repayment of indebtedness of Fidelity Leasing to the Company; the purchasers also assumed approximately $431.0 million in debt payable to third parties and other liabilities. Of the $152.2 million consideration, $16.0 million was paid by a non-interest bearing promissory note. The promissory note is payable to the extent that payments are made on a pool of Fidelity Leasing lease receivables and refunds are received with respect to certain tax receivables. In addition, $10.0 million was placed in escrow until March 31, 2004 as security for the Company's indemnification obligations to the purchasers. In connection with the sale. Accordingly, FLI is reported as a discontinued operation for the three years ended September 30, 2002, 2001 and 2000. The Consolidated Financial Statements reflect the operations of FLI as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30").

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12 - DISCONTINUED OPERATIONS - (Continued)

         The successor in interest to the purchaser, has made a series of claims totaling $19.0 million with respect to the Company's indemnification obligations and representations. While the Company has disputed these claims, in the first quarter of fiscal 2003 the Company entered into substantive settlement negotiations with the successor. In December 2002, the Company agreed in principle to the monetary terms of a non-executed "Term Sheet for Proposed Settlement Agreement" with the successor. The ultimate settlement is subject to negotiation of a definitive settlement agreement, which the Company and the successor will seek to complete on or before December 31, 2002. The Company believes that the terms of any ultimate settlement will not be materially different from the most recent proposed agreement as described below.

         Under the proposed settlement, the Company and the successor would be released from certain terms and obligations of the original purchase agreements, including many of the terms of the Company's non-competition agreement, and from claims arising from circumstances known at the settlement date. In addition, the Company would (i) release to the successor the $10.0 million in escrow previously referred to; (ii) pay the successor $6.0 million; (iii) guarantee that the successor will receive payments of $1.2 million from a note, secured by FLI lease receivables, delivered to the Company at the close of the FLI sale; and (iv) deliver two promissory notes to the successor, each in the principal amount of $1.75 million, bearing interest at the two-year treasury rate plus 500 basis points, and due on December 31, 2003 and 2004, respectively. The liability of the Company relating to the cash payment and the notes is recorded in the Company's consolidated financial statements as liabilities on assets held for disposal. The Company recorded a loss from discontinued operations, net of taxes, of $9.4 million in connection with the proposed settlement.

         Summarized operating results of the discontinued FLI operations are as follows:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2002            2001           2000
                                                                         -----------    -----------     -----------
                                                                                        (in thousands)
Net revenues...........................................................  $         -    $         -     $    29,552
                                                                         ===========    ===========     ===========
Income from discontinued operations before
   income taxes........................................................  $         -    $         -     $       775
Provision for income taxes.............................................            -              -            (299)
                                                                         -----------    -----------     -----------
Income from discontinued operations....................................  $         -    $         -     $       476
                                                                         ===========    ===========     ===========

(Loss) gain on disposal before income taxes............................  $   (14,460)   $    (5,200)    $    24,259
Income tax benefit (provision).........................................        5,061          1,976          (9,352)
                                                                         -----------    -----------     -----------
(Loss) gain on disposal of discontinued operations.....................  $    (9,399)   $    (3,224)        $14,907
                                                                         ===========    ===========     ===========

         On September 28, 1999 the Company adopted a plan to discontinue LowCostLoan.com, Inc. ("LCL") (formerly Fidelity Mortgage Funding, Inc. , its residential mortgage lending business. The business was disposed of in November 2000. Accordingly, LCL is reported as a discontinued operation for the year ended September 30, 2000. The Consolidated Financial Statements reflect the operations of LCL as discontinued operations in accordance with APB No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12 - DISCONTINUED OPERATIONS - (Continued)

         Summarized operating results of the discontinued LCL operations are as follows:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2002            2001           2000
                                                                          ----------    -----------     -----------
                                                                                      (in thousands)
Loss on disposal before income taxes...................................  $         -    $         -     $    (2,952)
Income tax benefit.....................................................            -              -             989
                                                                         -----------    -----------     -----------
Loss on disposal of discontinued operations............................  $         -    $         -     $    (1,963)
                                                                         ===========    ===========     ===========

         Summarized results of the discontinued Optiron, FLI and LCL operations are:

Loss from discontinued operations......................................  $      (360)   $    (1,030)    $      (260)
(Loss) gain on disposal of discontinued operations.....................      (10,680)        (3,224)         12,944
                                                                         ===========    ===========     ===========
                                                                         $   (11,040)   $    (4,254)    $    12,684
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

         o Require it to support a minimum quarterly distribution by Atlas Pipeline to holders of non-subordinated units of $.42 per unit (an aggregate of $1.68 per fiscal year) until February 2003. The Company has established a letter of credit administered by PNC Bank to support its obligation. At September 30, 2002 the current face amount of the letter of credit is $630,000. The required face amount of the letter of credit is reduced by $630,000 per quarter.

         During fiscal 2002 and 2001, the fee paid to Atlas Pipeline was calculated based on the 16% rate. Through September 30, 2002, the Company has not been required to provide any construction financing. The Company provided $443,000 in distribution support due to the lag in cash receipts for the initial quarter of Atlas Pipeline's operations. No distribution support has been required for any subsequent quarter.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         Optiron, previously accounted for by the equity method, adopted SFAS 142 on January 1, 2002, the first day of its fiscal year. Optiron performed the evaluation of its goodwill required by SFAS 142 and determined that it was impaired due to uncertainty associated with the on-going viability of the product line with which the goodwill was associated. This impairment resulted in a cumulative effect adjustment on Optiron's books of $1.9 million before tax. The Company has recorded, in its second fiscal quarter which correlates to Optiron's first quarter, its 50% share of this cumulative effect adjustment in the same manner.

NOTE 16 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates in two principal industry segments: energy and real estate finance. Segment data for the years ended September 30, 2002, 2001 and 2000 are as follows:

                                                                                 Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2002            2001           2000
                                                                         -----------    -----------     -----------
                                                                                       (in thousands)
Revenues:
   Energy..............................................................  $    98,149    $    94,942     $    70,713
   Real estate finance.................................................       16,582         16,899          18,649
   Corporate...........................................................        6,269          6,601          11,460
                                                                         -----------    -----------     -----------
                                                                         $   121,000    $   118,442     $   100,822
                                                                         ===========    ===========     ===========

Depreciation, depletion and amortization:
   Energy..............................................................  $    10,836    $    10,784     $     9,781
   Real estate finance.................................................          244            200             195
   Corporate...........................................................           81             54            (104)
                                                                         -----------    -----------     -----------
                                                                         $    11,161    $    11,038     $     9,872
                                                                         ===========    ===========     ===========
Operating profit (loss):
   Energy..............................................................  $    13,322    $    19,190     $     8,145
   Real estate finance.................................................        5,669          8,000           6,914
   Corporate...........................................................       (7,219)        (6,780)         (7,177)
                                                                         -----------    -----------     -----------
                                                                         $    11,772    $    20,410     $     7,882
                                                                         ===========    ===========     ===========
Identifiable assets:
   Energy..............................................................  $   183,693    $   172,189     $   154,379
   Real estate finance.................................................      204,327        207,682         202,335
   Corporate...........................................................       79,478         86,593         151,117
                                                                         -----------    -----------     -----------
                                                                         $   467,498    $   466,464     $   507,831
                                                                         ===========    ===========     ===========



Capital expenditures (excluding assets acquired in business acquisitions):
   Energy..............................................................  $    21,291    $    14,051     $    10,936
   Real estate finance.................................................          353            159             130
   Corporate...........................................................          323              -               -
                                                                         -----------    -----------     -----------
                                                                         $    21,967    $    14,210     $    11,066
                                                                         ===========    ===========     ===========

         Operating profit (loss) represents total revenues less costs and expenses attributable thereto, including interest and provision for possible losses, and less depreciation, depletion and amortization, excluding general corporate expenses. The information presented above does not eliminate intercompany transactions of $237,000, $136,000 and $161,000 in the years ended September 30, 2002, 2001 and 2000, respectively.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS - (Continued)

         The Company's natural gas is sold under contract to various purchasers. For the years ended September 30, 2002 and 2001, gas sales to one purchaser accounted for 13% and 14%, respectively, of our total revenues. During fiscal 2000, no purchaser accounted for 10% or more of our total revenues. In real estate finance, no revenues from a single borrower exceeded 10% of total revenues.

NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

         Results of operations for oil and gas producing activities:

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2002            2001           2000
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
   Revenues............................................................  $    28,916    $    36,681     $    25,231
   Production costs....................................................       (6,693)        (6,185)         (7,229)
   Exploration expenses................................................       (1,571)        (1,661)         (1,110)
   Depreciation, depletion, and amortization...........................       (7,550)        (6,148)         (6,305)
   Income taxes........................................................       (4,005)        (7,223)         (3,759)
                                                                         -----------    -----------     -----------
   Results of operations producing activities..........................  $     9,097    $    15,464     $     6,828
                                                                         ===========    ===========     ===========

         Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                                   Years Ended September 30,
                                                                          -----------------------------------------
                                                                            2002            2001           2000
                                                                          ----------    -----------     -----------
                                                                                      (in thousands)
   Proved properties...................................................  $   124,388    $   104,888     $    84,307
   Unproved properties.................................................        1,221            855           1,003
   Pipelines, equipment and other interests............................       29,513         24,660          19,493
                                                                         -----------    -----------     -----------
                                                                             155,122        130,403         104,803
   Accumulated depreciation, depletion, amortization
     And valuation allowances..........................................      (41,991)       (33,089)        (26,966)
                                                                         -----------    -----------     -----------
       Net capitalized costs...........................................  $   113,131    $    97,314     $    77,837
                                                                         ===========    ===========     ===========

         Costs Incurred in Oil and Gas Producing Activities. The costs incurred by the Company in its oil and gas activities during fiscal years 2002, 2001 and 2000 are as follows:

                                                                                  Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2002            2001           2000
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
   Property acquisition costs:
     Unproved properties...............................................  $         9    $       353     $       168
     Proved properties.................................................  $         3    $     5,443     $     1,017
     Exploration costs.................................................  $     1,573    $     1,662     $     1,095
     Development costs.................................................  $    17,646    $    17,453     $     9,422

         The development costs above for the years ended September 30, 2002, 2001 and 2000 were substantially all incurred for the development of proved undeveloped properties.

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

                                                                                   Gas                    Oil
                                                                               -----------             ----------
                                                                                  (Mcf)                  (Bbls)
                                                                               -----------             ----------
Balance September 30, 1999.............................................        108,172,010             1,684,991
   Current additions...................................................         32,433,822                16,031
   Sales of reserves in-place..........................................           (304,428)              (14,200)
   Purchase of reserves in-place.......................................          1,047,931                     -
   Transfers to limited partnerships...................................        (25,677,232)                    -
   Revisions...........................................................          3,910,595               275,806
   Production..........................................................         (6,440,154)             (195,974)
                                                                               -----------             ---------
Balance September 30, 2000.............................................        113,142,544             1,766,654
   Current additions...................................................         19,891,663                68,895
   Sales of reserves in-place..........................................            (88,068)                  (61)
   Purchase of reserves in-place.......................................          7,159,387                40,881
   Transfers to limited partnerships...................................        (11,871,230)                    -
   Revisions...........................................................         (3,774,259)              102,136
   Production..........................................................         (6,342,667)             (177,437)
                                                                               -----------             ---------
Balance September 30, 2001.............................................        118,117,370             1,801,068
   Current additions...................................................         19,303,971                55,416
   Sales of reserves in-place..........................................           (510,812)              (23,676)
   Purchase of reserves in-place.......................................            280,594                 2,180
   Transfers to limited partnerships...................................         (6,829,047)              (45,001)
   Revisions...........................................................            (23,057)              260,430
   Production..........................................................         (7,117,276)             (172,750)
                                                                               -----------             ---------
Balance September 30, 2002.............................................        123,221,743             1,877,667
                                                                               ===========             =========
Proved developed reserves at:
   September 30, 2002..................................................         83,995,712             1,846,281
   September 30, 2001..................................................         80,249,011             1,735,376
   September 30, 2000..................................................         74,332,754             1,766,654

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - (Continued)

         The following schedule presents the standardized measure of estimated discounted future net cash flows relating to proved oil and gas reserves. The estimated future production is priced at year-end prices, adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves based on year-end cost levels. The future net cash flows are reduced to present value amounts by applying a 10% discount factor. The standardized measure of future cash flows was prepared using the prevailing economic conditions existing at September 30, 2002, 2001 and 2000 and such conditions continually change. Accordingly such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations.

                                                                                   Years Ended September 30,
                                                                         ------------------------------------------
                                                                            2002            2001           2000
                                                                         -----------    -----------     -----------
                                                                                      (in thousands)
   Future cash inflows.................................................  $   518,118    $   485,781     $   555,121
   Future production costs.............................................     (147,279)      (126,979)       (161,623)
   Future development costs............................................      (55,644)       (50,953)        (46,828)
   Future income tax expenses..........................................      (79,557)       (76,584)       (104,004)
                                                                         -----------    -----------     -----------
   Future net cash flows...............................................      235,638        231,265         242,666
     Less 10% annual discount for estimated
       timing of cash flows............................................     (131,512)      (132,553)       (144,067)
                                                                         -----------    -----------     -----------
   Standardized measure of discounted
     future net cash flows.............................................  $   104,126    $    98,712     $    98,599
                                                                         ===========    ===========     ===========

         The future cash flows estimated to be spent to develop proved undeveloped properties in the years ended September 30, 2003 and 2004 are $28.1 million and $27.5 million, respectively.

         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes.

                                                                                   Years Ended September 30,
                                                                         -------------------------------------------
                                                                            2002            2001           2000
                                                                         -----------    -----------     ------------
                                                                                      (in thousands)
Balance, beginning of year.............................................  $    98,712    $    98,599     $    58,775

Increase (decrease) in discounted future net cash flows:
   Sales and transfers of oil and gas, net of related costs............      (22,223)       (30,496)        (18,002)
   Net changes in prices and production costs..........................          249        (21,530)         41,173
   Revisions of previous quantity estimates............................        3,787         (4,184)          9,580
   Development costs incurred..........................................        4,107          4,011           7,789
   Changes in future development costs.................................         (149)          (853)            138
   Transfers to limited partnerships...................................       (3,970)        (4,177)        (11,862)
   Extensions, discoveries, and improved
     recovery less related costs.......................................       12,057         20,716          23,333
   Purchases of reserves in-place......................................          340          7,984           1,509
   Sales of reserves in-place, net of tax effect.......................         (799)          (204)           (293)
   Accretion of discount...............................................       12,726         14,078           7,522
   Net changes in future income taxes..................................          203         13,636         (23,757)
   Other...............................................................         (914)         1,132           2,694
                                                                         -----------    -----------     -----------
Balance, end of year...................................................  $   104,126    $    98,712     $    98,599
                                                                         ===========    ===========     ===========


                                                    RESOURCE AMERICA, INC.
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18 - QUARTERLY RESULTS (Unaudited)

                                                               Dec 31          March 31          June 30        September 30,
                                                              ---------      ----------        ----------       -------------
                                                                           (in thousands, except per share data)
Year ended September 30, 2002
Revenues..................................................    $  33,782      $  34,203         $   24,634          $ 28,144
Costs and expenses........................................       29,405         29,250             22,830            27,506
                                                              ---------      ---------         ----------          --------
Income from continuing operations before taxes ...........        4,377          4,953              1,804               638
                                                              ---------      ---------         ----------          --------
Income from continuing operations before cumulative
   effect of change in accounting principle...............    $   2,930      $   3,313         $    1,328          $    787
                                                              ---------      ---------         ----------          --------
Net income (loss).........................................    $   2,189      $   3,138         $        6          $ (8,642)
                                                              =========      =========         ==========          ========

Net income per common share - basic
 Income from continuing operations before cumulative
     effect of change in accounting principle ............    $    .17       $     .19         $     .08           $    .04
                                                              =========      =========         ==========          ========
Net income (loss) per common share - basic................    $    .13       $     .18         $        -          $    .49
                                                              =========      =========         ==========          ========

Net income per common share - diluted
 Income from continuing operations before cumulative
     effect of change in accounting principle ............    $    .17       $     .19         $     .07           $    .04
                                                              =========      =========         ==========          ========
   Net income (loss) per common share - diluted...........    $    .12       $     .18         $        -          $    .49
                                                              =========      =========         ==========          ========

Year ended September 30, 2001
Revenues..................................................    $  27,440      $  34,766         $   27,629          $ 28,471
Costs and expenses........................................       21,782         27,586             23,956            24,572
                                                              ---------      ---------         ----------          --------
Income from continuing operations before taxes ...........        5,658          7,180              3,673             3,899
                                                              ---------      ---------         ----------          --------
Income from continuing operations before cumulative
     effect of change in accounting principle ............    $   3,648      $   4,697         $    2,386          $  3,352
Net income (loss).........................................    $   3,310      $   4,411         $    2,231          $   (123)
                                                              =========      =========         ==========          ========

Net income per common share - basic
 Income from continuing operations before cumulative
     effect of change in accounting principle ............    $     .19      $     .27         $      .14          $    .19
                                                              =========      =========         ==========          ========
Net income (loss) per common share - basic................    $     .17      $     .25         $      .13          $   (.01)
                                                              =========      =========         ==========          ========

Net income per common share - diluted
 Income from continuing operations before cumulative
     effect of change in accounting principle.............    $     .18      $     .26         $      .13          $    .19
                                                              =========      =========         ==========          ========
   Net income (loss) per common share - diluted...........    $     .17      $     .25         $      .12          $   (.01)
                                                              =========      =========         ==========          ========

           Certain adjustments have been made to previously reported amounts to reflect discontinuation of certain operations. See Note 12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The information required by this item will be set forth in our definitive proxy statement with respect to our 2003 annual meeting of stockholders, to be filed on or before January 28, 2003 ("2003 proxy statement"), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be set forth in our 2003 proxy statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be set forth in our 2003 proxy statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in our 2003 proxy statement, which is incorporated herein by this reference.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 (c) and 15d-14(c)) within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our last evaluation of our internal controls by our Chief Executive Officer and Chief Financial Officer.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                   Schedule IV - Mortgage Loans on Real Estate

                      RESOURCE AMERICA, INC. & SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE
                                    30-Sep-02
                                    IN 000'S



                                                                                                                          PERIODIC
                                                                    INTEREST                           FINAL MATURITY      PAYMENT
                              DESCRIPTION                             RATE                                  DATE            TERMS
              FIRST MORTGAGES
MtRoy                  Apartment bldg, Pittsburgh, PA       Fixed interest rate of 14.5%                 08/01/2021          (a)
Red                    Apartment bldg, PA                   Fixed interest rate of 14%                   10/01/2002          (a)
Sher                   Office bldg, PA                      85% of Prime                                 09/30/2014          (a)
Concord                Condominium units, NC                Fixed interest rate of 10%                   03/23/2009          (a)
Gran                   Office bldg, PA                      Fixed interest rate of 10.6%                 02/07/2001          (a)
Deer                   Apartment bldg,  FL                  Fixed interest rate of 13%                   06/01/2010          (a)
Head                   Office/Retail bldg                   90% of prime plus 5%                         07/01/2002          (a)
Sea                    Apartment bldg,  NJ                  Fixed interest rate of 13.25%                09/01/2005          (a)


                                                                                            PRINCIPAL
                                                                       CARRYING            SUBJECT TO
                             PRIOR               FACE AMOUNT           AMOUNT OF           DELINQUENT     INTEREST
                             LIENS               OF MORTGAGES          MORTGAGES            INTEREST       INCOME


MtRoy                           -                  4,500                 6,057                  -              -
Red                             -                    400                   471                  -             66
Sher                            -                  6,000                 4,173                               315
Concord                         -                    447                   484                                 -
Gran                            -                  5,400                 1,909                  -              -
Deer                            -                  4,100                 3,346                  -            320
Head                            -                  3,400                 3,899                  -              -
Sea                             -                 11,615                12,291                  -          1,465



RESTUBBED TABLE

                                                                                                                          PERIODIC
                                                                    INTEREST                           FINAL MATURITY      PAYMENT
                              DESCRIPTION                             RATE                                  DATE            TERMS
              SECOND LIEN LOANS
StC                    Retail bldg                          Fixed interest at 10%                        12/31/2014
Pas                    Industrial bldg, Pasadena, CA        2.75% over the average cost                    5/1/2001          (a)
                                                                 of funds to FSLIC-Insured
                                                                 savings and loan institutions
1301                   Office bldg, Washington, D.C.        Fixed interest rate of 12%                   11/30/1998          (a)
LM(83)                 Condominium units, NC                Fixed interest rate of 10%                   03/31/2002          (a)
Elk                    Retail bldg                          Fixed interest at 8.25%                      12/31/2016          (a)
Ncal                   Retail bldg, Northridge, CA          Fixed interest rate of 9%                    12/01/2000          (a)
Wood                   Office bldg, Cherry Hill, NJ         Fixed interest rate of 9.75%                 02/07/2001          (a)
Crafts                 Apartment bldg, PA                   Prime + 1%                                   05/03/2029          (a)
Mill                   Apartment bldg, PA                   Fixed interest at 9.28%                      11/01/2022          (a)
FW                     Hotel/Commercial Office, GA          Fixed interest rate of 14%                   12/31/2015          (a)
Axe                    Office bldg, PA                      Fixed interest rate of 12%                   09/30/2003          (a)
Redick                 Hotel, NE                            Fixed interest rate of 14.5%                 09/30/2002          (a)
Win                    Apartment bldg,  CT                  Fixed interest rate of 15%                   10/14/2014          (a)
Rich                   Retail bldg                          Fixed interest at 9%                         02/01/2021          (a)
1521                   Office bldg, PA                      Fixed interest rate of 9.0%                  07/01/2002          (a)
Loewy                  Office bldg, NC                      Fixed interest rate of 11.5%                 12/31/2011          (a)
Clem                   Apartment bldg, Ct                   Fixed interest rate of 7.5%                  01/01/2009          (a)
ES                     Office bldg, Washington, D.C.        Fixed interest rate of 15%                   08/01/2008          (a)
AB                     Office bldg, MD                      Fixed interest rate of 10%                   04/01/2011          (a)
Pensacola              Apartment bldg, IL                   Fixed interest rate of 7.5%                  09/30/2009          (a)
NP                     Office bldg, Washington, D.C.        Fixed interest rate of 10.64%                01/15/2006          (a)
SS                     Apartment bldg, PA                   Fixed interest rate of 8%                    09/28/2006          (a)



                       Sold loans



                                                                                            PRINCIPAL
                                                                       CARRYING            SUBJECT TO
                             PRIOR               FACE AMOUNT           AMOUNT OF           DELINQUENT     INTEREST
                             LIENS               OF MORTGAGES          MORTGAGES            INTEREST       INCOME

StC                         1,796                  1,776                 1,044                  -             73
Pas                         2,273                  3,000                   130                  -            136


1301                        6,143                 13,283                 8,224                  -            617
LM(83)                      2,862                  2,064                 2,713                  -            108
Elk                           961                  1,400                   643                  -             48
Ncal                        1,969                  2,271                 1,136                  -            120
Wood                        2,285                  4,800                 2,321                  -            139
Crafts                      3,343                  2,435                   975                  -             44
Mill                        2,374                  3,155                   776                  -             85
FW                            875                  5,800                 8,426                  -            867
Axe                         2,022                  3,116                 2,539                  -            328
Redick                      2,400                  6,005                 4,517                  -              -
Win                         8,978                  2,973                 1,384                  -            145
Rich                        1,571                  3,961                 1,161                  -             51
1521                        1,687                  1,150                   980                  -              -
Loewy                       1,684                  3,500                 2,337                  -              -
Clem                       13,655                   6,750                7,289                  -            546
ES                         66,531                100,971                36,063                             1,582
AB                         58,416                 31,000                38,656                             1,420
Pensacola                  14,988                 24,083                 9,572                               601
NP                         63,923                 92,000                23,015                             2,841
SS                                                 1,010                 1,010                                75
                         ========               ========              ========               ====       ========
                          260,736                352,365               187,541                  -         11,992
                                                                                                           1,126

                          260,736                352,365               187,541                  -         13,118


(a) All net cash flows from the property

(b)Cost for Federal income tax purposes equals

                      RESOURCE AMERICA, INC. & SUBSIDIARIES
                          MORTGAGE LOANS ON REAL ESTATE
                                    30-Sep-02
                                    IN 000'S

                                                                                                                        PERIODIC
                                                                      INTEREST                     FINAL MATURITY       PAYMENT
                             DESCRIPTION                               RATE                            DATE              TERMS
              PENNSYLVANIA
MtRoy                  Apartment bldg, Pittsburgh, PA       Fixed interest rate of 14.5%            08/01/2021            (a)
Gran                   Office bldg, PA                      Fixed interest rate of 10.6%            02/07/2001            (a)
Crafts                 Apartment bldg, PA                   Prime + 1%                              05/03/2029            (a)
Mill                   Apartment bldg, PA                   Fixed interest at 9.28%                 11/01/2022            (a)
Axe                    Office bldg, PA                      Fixed interest rate of 12%              09/30/2003            (a)
Head                   Office/Retail bldg, PA               90% of prime plus 5%                    07/01/2002            (a)
1521                   Office bldg, PA                      Fixed interest rate of 9.0%             07/01/2002            (a)
SS                     Apartment bldg, PA                   Fixed interest rate of 8.0%             09/28/2006            (a)
Red                    Apartment bldg, PA                   Fixed interest rate of 14%              10/01/2002            (a)
Sher                   Office bldg, PA                      85% of Prime                            09/30/2014            (a)

              NEW JERSEY
Wood                   Office bldg, Cherry Hill, NJ         Fixed interest rate of 9.75%            02/07/2001            (a)
Sea                    Apartment bldg,  NJ                  Fixed interest rate of 13.25%           09/01/2005            (a)

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

              CALIFORNIA
Pas                    Industrial bldg, Pasadena, CA        2.75% over the average cost               5/1/2001            (a)
Ncal                   Retail bldg, Northridge, CA          Fixed interest rate of 9%               12/01/2000            (a)

              ILLINOIS
Pensacola              Apartment bldg, IL                   Fixed interest rate of 7.5%             09/30/2009            (a)






                                                                                 PRINCIPAL
                                                              CARRYING           SUBJECT TO
                   PRIOR              FACE AMOUNT            AMOUNT OF           DELINQUENT         INTEREST
                   LIENS              OF MORTGAGES           MORTGAGES            INTEREST           INCOME


MtRoy                 -                  4,500                6,057                   -                  -
Gran                  -                  5,400                1,909                   -                  -
Crafts            3,343                  2,435                  975                   -                 44
Mill              2,374                  3,155                  776                   -                 85
Axe               2,022                  3,116                2,539                   -                328
Head                  -                  3,400                3,899                   -                  -
1521              1,687                  1,150                  980                   -                  -
SS                    -                  1,010                1,010                                     75
Red                   -                    400                  471                   -                 66
Sher                  -                  6,000                4,173                                    315


Wood              2,285                  4,800                2,321                   -                139
Sea                   -                 11,615               12,291                   -              1,465


1301              6,143                 13,283                8,224                   -                617
ES               66,531                100,971               36,063                                  1,582
NP               63,923                 92,000               23,015                                  2,841


Pas               2,273                  3,000                  130                   -                136
Ncal              1,969                  2,271                1,136                   -                120


Pensacola


RESTUBBED TABLE




                                                                                                                        PERIODIC
                                                                      INTEREST                     FINAL MATURITY       PAYMENT
                             DESCRIPTION                               RATE                            DATE              TERMS
              CONNECTICUT
Win                    Apartment bldg,  CT                  Fixed interest rate of 15%              10/14/2014            (a)
Clem                   Apartment bldg, Ct                   Fixed interest rate of 7.5%             01/01/2009            (a)

              NORTH CAROLINA
Concord                Condominium units, NC                Fixed interest rate of 10%              03/23/2009            (a)
LM(83)                 Condominium units, NC                Fixed interest rate of 10%              03/31/2002            (a)
Loewy                  Office bldg, NC                      Fixed interest rate of 11.5%            12/31/2011            (a)

              MARYLAND
AB                     Office bldg, MD                      ixed interest rate of 10%               04/01/2011            (a)

              VIRGINIA
Rich                   Retail bldg, VA                      Fixed interest at 9%                    02/01/2021            (a)

              WEST VIRGINIA
Elk                    Retail bldg, West Virgina            Fixed interest at 8.25%                 12/31/2016            (a)

              GEORGIA
FW                     Hotel/Commercial Office, GA          Fixed interest rate of 14%              2/31/2015             (a)

              FLORIDA
Deer                   Apartment bldg,  FL                  Fixed interest rate of 13%              06/01/2010            (a)

              MINNESOTA
StC                    Retail bldg, MN                      Fixed interest at 10%                   12/31/2014

              NEBRASKA
Redick                 Hotel, NE                            Fixed rate of 14.5%                     09/30/2002            (a)



                       Sold loans





                                                                                 PRINCIPAL
                                                              CARRYING           SUBJECT TO
                   PRIOR              FACE AMOUNT            AMOUNT OF           DELINQUENT         INTEREST
                   LIENS              OF MORTGAGES           MORTGAGES            INTEREST           INCOME


Win               8,978                  2,973                1,384                   -                145
Clem             13,655                  6,750                7,289                   -                546


Concord               -                    447                  484                                      -
LM(83)            2,862                  2,064                2,713                   -                108
Loewy             1,684                  3,500                2,337                   -                  -


AB               58,416                 31,000               38,656                                  1,420


Rich              1,571                  3,961                1,161                   -                 51


Elk                 961                  1,400                  643                   -                 48


FW                  875                  5,800                8,426                   -                867


Deer                  -                  4,100                3,346                   -                320


StC               1,796                  1,776                1,044                   -                 73


Redick            2,400                  6,005                4,517                   -                  -

               ========               ========             ========                ====            =======
                260,736                352,365              187,541                   -             11,992
                                                                                                     1,126

                260,736                352,365              187,541                   -             13,118



(a) All net cash flows from the property

(b)Cost for Federal income tax purposes equals


Reconciliation of the total carrying amount of real estate loans for the year follows:

Balance at October 1, 2001                                      $192,263,482
   Additions during the period:
       New mortgage loans                        $2,938,624
       Amortization of discount                   3,211,832
       Additions of existing loans               14,246,347       20,396,803
                                                ----------------------------
                                                                $212,660,285
Deductions during the period:
     Collections of principal                             0
     Cost of mortgages sold                      25,118,769       25,118,769
                                                ----------------------------

Balance at September 30, 2002                                   $187,541,516



 3.  Exhibits

             3.1         Restated Certificate of Incorporation of Resource
                         America (1)

             3.2         Amended and Restated Bylaws of Resource America (1)

             4.1 Indenture, dated as of July 22, 1997, between Resource America and The Bank of New York, as Trustee, with respect to Resource America's 12% Senior Notes due 2004. (2)

            10.1 Revolving Credit Agreement and Assignment between LEAF Financial Corporation and National City Bank, and related guaranty from Resource America, Inc. dated June 11, 2002.

            10.2 Credit Agreement among Atlas America, Inc., Resource America, Inc. and the other guarantors party thereto and Wachovia, National Associate, and other banks party thereto, dated July 31, 2002.

            10.3 Agreement between Resource Financial Fund Management, Inc. and 9 Henmar LLC, dated October 23, 2002.

            10.4 Note from Trapeza Partners, L.P. to Resource America, Inc., dated October 9, 2002, and related Intercreditor Agreement between Resource America, Inc. and Financial Stocks, Inc.

            10.5         Term Loan Agreement between Resource Properties, Inc.
                         and Miller & Schroeder Investments Corporation (now known at The Marshall Group), dated November 15, 2000. (3)

            10.6 Loan Agreement between Atlas Pipeline Partners, L.P., PNC Bank National Association, First Union National Bank (now known as Wachovia) and the banks party thereto, dated October 26, 2000. (3)

            10.7 Stock Purchase Agreement, dated as of May 17, 2000, among European American Bank, AEL Leasing Co., Inc., Resource America, Inc. and FLI Holdings, Inc. (4)

            10.8         Amendment to Stock Purchase Agreement, dated August 1,
                         2000. (5)

            10.9 Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties XXXII, Inc., Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource Properties 51, Inc., Resource Properties, Inc., Resource America and Jefferson Bank (now known as Hudson United Bank). (5)

            10.10 Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank.
                         (5)

            10.11 Modification of Revolving Credit Loan and Security Agreement by and among Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank, dated March 30, 2002. (5)

            10.12 Employment Agreement between Steven J. Kessler and Resource America, Inc. dated October 5, 1999. (1)

            10.13 Employment Agreement between Jonathan Z. Cohen and Resource America, Inc. dated October 5, 1999. (5)

            10.14 Employment Agreement between Nancy J. McGurk and Resource America, Inc. dated October 5, 1999. (1)

            10.15 Resource America, Inc. 1989 Key Employee Stock Option Plan, as amended. (6)

            10.16        Resource America, Inc. 1997 Key Employee Stock Option
                         Plan. (7)

            10.17 Resource America, Inc. 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan. (7)

            10.18        Resource America, Inc. 1999 Key Employee Stock Option
                         Plan. (8)

            10.19 Employment Agreement between Edward E. Cohen and Resource America, Inc. (9)

            10.20        Resource America, Inc. Employee Stock Ownership Plan.
                         (10)

            10.21 Resource America, Inc. 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan. (11)

            10.22        Resource America, Inc. 2002 Key Employee Stock Option
                         Plan. (12)

            12           Statements regarding computation of ratios.

            21           Subsidiaries of the registrant.

            23           Consent of Wright & Company.

(b)         Reports on Form 8-K:

         During the quarter ended September 30, 2002, the Company filed two current reports on Form 8-K as follows:

         o We filed a Form 8-K dated September 13, 2002 regarding the private placement offering of $125 million of Senior Notes.

         o We filed a Form 8-K dated July 31, 2002 regarding the termination of the agreement to sell our 100% interest in Atlas Pipeline Partners GP, LLC to New Vulcan Coal Holdings, LLC.


-------------------
(1) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Registration Statement on Form S-4 (Registration No. 333-40231) and by this reference incorporated herein.
(3) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and by this reference incorporated herein.
(4) Filed previously as an exhibit to our Current Report on Form 8-K filed on May 18, 2000 and by this reference incorporated herein.
(5) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2000 and by this reference incorporated herein.
(6) Filed previously as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-03099) and by this reference incorporated herein.
(7) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and by this reference incorporated herein.
(8) Filed previously as an exhibit to our Definitive Proxy Statement for the 1999 annual meeting of stockholders and by this reference incorporated herein.
(9) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.
(10) Filed previously as an Exhibit to our Annual Report on Form 10-K for the year ended September 30, 1989 and by this reference incorporated herein.
(11) Filed previously as an exhibit to our Registration Statement on Form S-8 (Registration No. 333-98507) and by this reference incorporated herein.
(12) Filed previously as an exhibit to our Registration Statement on Form S-8 (Registration No. 333-98505) and by this reference incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             RESOURCE AMERICA, INC. (Registrant)

     December 30, 2002                       By: /s/ Edward E. Cohen
                                                 -------------------
                                             Chairman of the Board, President
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen                                  Chairman of the Board,                      December 30, 2002
-------------------------                            President and Chief Executive Officer
EDWARD E. COHEN

/s/ Jonathan Z. Cohen                                Director, Executive Vice President          December 30, 2002
-------------------------                            and Chief Operating Officer
JONATHAN Z. COHEN

/s/ Carlos C. Campbell                               Director                                    December 30, 2002
-------------------------
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin                                  Director                                    December 30, 2002
-------------------------
ANDREW M. LUBIN

/s/ P. Sherrill Neff                                 Director                                    December 30, 2002
-------------------------
P. SHERRILL NEFF

/s/ Alan D. Schreiber                                Director                                    December 30, 2002
-------------------------
ALAN D. SCHREIBER

/s/ John S. White                                    Director                                    December 30, 2002
-------------------------
JOHN S. WHITE

/s/ Steven J. Kessler                                Senior Vice President                       December 30, 2002
-------------------------                            and Chief Financial Officer
STEVEN J. KESSLER

/s/ Nancy J. McGurk                                  Vice President-Finance                      December 30, 2002
-------------------------                            and Chief Accounting Officer
NANCY J. McGURK

                                 CERTIFICATIONS


I, Edward E. Cohen, certify that:

1. I have reviewed this annual report on Form 10-K of Resource America, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           Date:  December 30, 2002
           /s/ Edward E. Cohen
           Edward E. Cohen
          Chairman of the Board, President and Chief Executive Officer

                                 CERTIFICATIONS


I, Steven J. Kessler, certify that:

1. I have reviewed this annual report on Form 10-K of Resource America, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               Date: December 30, 2002
               /s/ Steven J. Kessler
               Steven J. Kessler
               Senior Vice President and Chief Financial Officer

                      [THIS PAGE INTENTIONALLY LEFT BLANK]