Form 10-Q
period 2002-12-31
RESOURCE AMERICA INC
filed 2003-02-14
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                       17,160,500 Shares February 3, 2003

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                   PAGE
                                                                                                                   ----
PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - December 31, 2002 (Unaudited)
                  and September 30, 2002..................................................................                3

              Consolidated Statements of Income (Unaudited)
                  Three Months Ended December 31, 2002 and 2001...........................................                4

              Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                  Three Months Ended December 31, 2002....................................................                5

              Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended December 31, 2002 and 2001...........................................                6

              Notes to Consolidated Financial Statements (Unaudited)
                  December 31, 2002.......................................................................           7 - 15

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................................      16 - 24

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................          25 - 27

     Item 4.  Controls and Procedures.....................................................................               27

PART II       OTHER INFORMATION

     Item 5.  Other Information...............................................................................           28

     Item 6.  Exhibits and Reports on Form 8-K................................................................      28 - 29

SIGNATURES................................................................................................               30

CERTIFICATIONS............................................................................................          31 - 32

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     December 31,     September 30,
                                                                                        2002              2002
                                                                                     ------------     -------------
                                                                                     (unaudited)
                                      ASSETS

Current assets:
    Cash and cash equivalents.................................................       $   44,041        $   25,736
    Accounts and notes receivable.............................................           27,332            16,060
    Assets held for disposal..................................................                -             5,488
    Prepaid expenses..........................................................            3,038             2,696
                                                                                     ----------        ----------
      Total current assets....................................................           74,411            49,980
Investments in real estate loans and ventures (less allowance for
    possible losses of $3,853 and $3,480).....................................          200,450           202,423
Investment in RAIT Investment Trust...........................................           27,485            29,580
Property and equipment:
    Oil and gas properties and equipment (successful efforts).................          129,724           126,983
    Gas gathering and transmission facilities.................................           29,371            28,091
    Other.....................................................................            8,541             8,390
                                                                                     ----------        ----------
                                                                                        167,636           163,464
Less - accumulated depreciation, depletion and amortization...................          (46,917)          (44,287)
                                                                                     ----------        ----------
      Net property and equipment..............................................          120,719           119,177
Goodwill......................................................................           37,471            37,471
Other assets..................................................................           34,673            28,867
                                                                                     ----------        ----------
                                                                                     $  495,209        $  467,498
                                                                                     ==========        ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt.........................................       $    8,499        $    4,320
    Accounts payable..........................................................           16,346            12,378
    Accrued interest..........................................................            3,730             1,760
    Liabilities associated with assets held for disposal......................                -            11,317
    Accrued liabilities.......................................................            9,495             9,808
    Estimated income taxes....................................................                -               893
    Deferred revenue on drilling contracts....................................           22,194             4,948
                                                                                     ----------        ----------
      Total current liabilities...............................................           60,264            45,424

Long-term debt:
    Senior....................................................................           65,336            65,336
    Non-recourse..............................................................           76,970            68,220
    Other.....................................................................           23,703            17,634
                                                                                     ----------        ----------
                                                                                        166,009           151,190
Liabilities associated with assets held for disposal..........................                -             3,144
Deferred revenue and other liabilities........................................            1,174             1,074
Deferred income taxes.........................................................           15,376            13,733
Minority interest.............................................................           19,164            19,394
Commitments and contingencies.................................................                -                 -
Stockholders' equity:
    Preferred stock, $1.00 par value: 1,000,000 authorized shares.............                -                 -
    Common stock, $.01 par value; 49,000,000 authorized shares................              250               250
    Additional paid-in capital................................................          223,766           223,824
    Less treasury stock, at cost..............................................          (76,330)          (74,828)
    Less loan receivable from Employee Stock Ownership Plan ("ESOP")..........           (1,193)           (1,201)
    Accumulated other comprehensive income....................................            5,947             5,911
    Retained earnings.........................................................           80,782            79,583
                                                                                     ----------        ----------
    Total stockholders' equity..............................................            233,222           233,539
                                                                                     ----------        ----------
                                                                                     $  495,209        $  467,498
                                                                                     ==========        ==========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                     --------------------------
                                                                                        2002            2001
                                                                                     ---------        ---------
REVENUES:
    Energy....................................................................       $  17,960        $  28,757
    Real estate finance.......................................................           3,159            3,684
    Interest and other........................................................           2,268            1,341
                                                                                     ---------        ---------
                                                                                        23,387           33,782

COSTS AND EXPENSES:
    Energy....................................................................          10,986           20,601
    Real estate finance.......................................................             846              523
    General and administrative................................................           1,598            1,266
    Depreciation, depletion and amortization..................................           2,983            2,797
    Interest..................................................................           3,338            3,315
    Provision for possible losses.............................................             373              150
    Minority interest in Atlas Pipeline Partners, L.P.........................             645              753
                                                                                     ---------        ---------
                                                                                        20,769           29,405

Income from continuing operations before income taxes.........................           2,618            4,377
Provision for income taxes....................................................             837            1,447
                                                                                     ---------        ---------
Income from continuing operations.............................................           1,781            2,930

Discontinued operations:
    Loss on discontinued operations, net of income tax benefit of $354........               -             (741)
                                                                                     ---------        ---------
    Net income................................................................       $   1,781        $   2,189
                                                                                     =========        =========
Net income (loss) per common share - basic:
From continuing operations....................................................       $     .10        $     .17
Discontinued operations.......................................................               -             (.04)
                                                                                     ---------        ---------
Net income per common share - basic...........................................       $     .10        $     .13
                                                                                     =========        =========
Weighted average common shares outstanding....................................          17,369           17,432
                                                                                     =========        =========

Net income (loss) per common share - diluted:
From continuing operations....................................................       $     .10        $     .17
Discontinued operations.......................................................               -             (.05)
                                                                                     ---------        ---------
Net income per common share - diluted.........................................       $     .10        $     .12
                                                                                     =========        =========
Weighted average common shares outstanding....................................          17,647           17,749
                                                                                     =========        =========


           See accompanying notes to consolidated financial statements

                            RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 2002
                                   (Unaudited)
                        (in thousands, except share data)

                                                    Common stock         Additional          Treasury Stock             ESOP
                                             ---------------------------   Paid-In   -----------------------------  Stockholders'
                                                 Shares       Amount       Capital       Shares         Amount       Receivable
                                             -------------------------------------------------------------------------------------
Balance, October 1, 2002..................       25,044,066   $     250   $  223,824    (7,623,198)   $  (74,828)     $  (1,201)
Treasury shares issued....................                                       (58)        4,503            95
Purchase of treasury shares...............                                                (202,950)       (1,597)
Other comprehensive income................
Cash dividends ($.033 per share)..........
Repayment of ESOP Loan....................                                                                                    8
Net income................................
                                             -------------------------------------------------------------------------------------
Balance, December 31, 2002................       25,044,066   $     250   $  223,766    (7,821,645)   $  (76,330)     $  (1,193)
                                                 ==========   =========   ==========    ==========    ==========      =========


                                                Accumulated
                                                  Other                         Totals
                                               Comprehensive    Retained     Stockholders'
                                                  Income        Earnings        Equity
                                             ----------------------------------------------

Balance, October 1, 2002..................     $      5,911    $   79,583     $   233,539
Treasury shares issued....................                                             37
Purchase of treasury shares...............                                         (1,597)
Other comprehensive income................               36                            36
Cash dividends ($.033 per share)..........                           (582)           (582)
Repayment of ESOP Loan....................                                              8
Net income................................                          1,781           1,781
                                             ----------------------------------------------
Balance, December 31, 2002................     $      5,947    $   80,782     $   233,222
                                               ============    ==========     ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                     --------------------------
                                                                                       2002             2001
                                                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................................................       $   1,781        $   2,189
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization..................................           2,983            2,797
    Amortization of discount on senior notes and deferred finance costs.......             333              251
    Provision for possible losses.............................................             373              150
    Minority interest in Atlas Pipeline Partners, L.P.........................             645              753
    Loss on discontinued operations...........................................               -              741
    Non-cash compensation.....................................................              36               83
    Deferred income taxes.....................................................           1,573              390
    Accretion of discount.....................................................            (695)          (1,201)
    Collection of interest....................................................              91                -
    (Gain) loss on asset dispositions.........................................          (1,787)              14
    Property impairments and abandonments.....................................               6                6
Changes in operating assets and liabilities ..................................          10,474           (1,616)
                                                                                     ---------        ---------
Net cash provided by operating activities.....................................          15,813            4,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................................................          (4,185)          (3,957)
Principal payments on notes receivable........................................           3,764              687
Proceeds from sale of assets..................................................           3,407                5
Increase in other assets......................................................          (5,963)          (1,996)
Investments in real estate loans and ventures.................................          (1,160)          (6,534)
Decrease in other liabilities.................................................             (72)             (50)
                                                                                     ---------        ---------
Net cash used in investing activities.........................................          (4,209)         (11,845)
                                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings....................................................................          42,695           49,083
Principal payments on borrowings..............................................         (26,828)         (48,768)
Dividends paid to minority interest of Atlas Pipeline Partners, L.P...........            (875)            (973)
Dividends paid................................................................            (582)            (582)
Repayment of ESOP loan........................................................               8                8
Treasury shares purchased.....................................................          (1,597)            (298)
Increase in other assets......................................................            (496)             (62)
                                                                                     ---------        ---------
Net cash provided by (used in) financing activities...........................          12,325           (1,592)
                                                                                     ---------        ---------
Net cash used in discontinued operations......................................          (5,624)            (262)
                                                                                     ---------        ---------
Increase (decrease) in cash and cash equivalents..............................          18,305           (9,142)
Cash and cash equivalents at beginning of period..............................          25,736           48,648
                                                                                     ---------        ---------
Cash and cash equivalents at end of period....................................       $  44,041        $  39,506
                                                                                     =========        =========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements of the Company and its wholly-owned subsidiaries as of December 31, 2002 and for the three month periods ended December 31, 2002 and 2001 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three month period ended December 31, 2002 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2003.

         Certain reclassifications have been made to the consolidated financial statements for the three month period ended December 31, 2001 to conform to the three month period ended December 31, 2002 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other Assets

         The following table provides information about other assets at the dates indicated:

                                                                                     December 31,     September 30,
                                                                                        2002              2002
                                                                                     ----------        ----------
                                                                                           (in thousands)
Contracts acquired (including syndication network), net of
    accumulated amortization of $5,355 and $5,038.............................       $    9,029        $    9,305
Net investment in leases......................................................            5,781             2,834
Deferred financing costs (net of accumulated amortization
    of $4,075 and $3,742).....................................................            2,262             2,122
Equity method investments in and advances to Trapeza entities.................            6,111             3,085
Investments at lower of cost or market........................................            9,832             9,832
Other.........................................................................            1,658             1,689
                                                                                     ----------        ----------
                                                                                     $   34,673        $   28,867
                                                                                     ==========        ==========

         Contracts acquired relate primarily to partnership management and operating contracts acquired through acquisitions recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method, over their respective estimated lives, ranging from five to 30 years. The Company amortizes deferred financing costs over the terms of the related loans (two to seven years).

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Goodwill

         On October 1, 2001, the Company adopted Statement of Financial Accounting Standards 142 "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. At that time, the Company had unamortized goodwill of $37.5 million. The Company has completed the transitional impairment test required upon adoption of SFAS 142. The transitional test, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill did not indicate an impairment loss. The Company will continue to evaluate its goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated.

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

         The following table provides information about other financial instruments as of the dates indicated:

                                                      December 31, 2002              September 30, 2002
                                                  -------------------------       -------------------------
                                                   Carrying      Estimated        Carrying       Estimated
                                                    Amount       Fair Value        Amount        Fair Value
                                                  ---------      ----------       ---------      ----------
                                                        (in thousands)                 (in thousands)
Energy debt................................       $  58,255      $  58,255        $  49,345      $  49,345
Real estate finance debt...................          32,791         32,791           33,214         33,214
Senior debt................................          65,336         67,623           65,336         67,623
Other debt.................................          18,126         18,126            7,615          7,615
                                                  ---------      ---------        ---------      ---------
                                                  $ 174,508      $ 176,795        $ 155,510      $ 157,797
                                                  =========      =========        =========      =========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Earnings Per Share

         The following table presents a reconciliation of the components used in the computation of net income per common share-basic and net income per common share-diluted for the periods indicated:

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                     ------------------------
                                                                                       2002            2001
                                                                                     --------        --------
                                                                                          (in thousands)
Income from continuing operations.............................................       $  1,781        $  2,930
Loss from discontinued operations.............................................              -            (741)
                                                                                     --------        --------
Net income....................................................................       $  1,781        $  2,189
                                                                                     ========        ========

Basic average shares of common stock outstanding..............................         17,369          17,432
Dilutive effect of stock option and award plans...............................            278             317
                                                                                     --------        --------
Dilutive average shares of common stock.......................................         17,647          17,749
                                                                                     ========        ========

Comprehensive Income

         The following table presents comprehensive income (loss) for the periods indicated:

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                     ------------------------
                                                                                       2002            2001
                                                                                     --------        --------
                                                                                          (in thousands)
Net income....................................................................       $  1,781        $  2,189

Other comprehensive income (loss):
    Unrealized income on investment, net of taxes of $89 and $206.............            248             400
    Unrealized (loss) income on natural gas futures contracts,
      net of taxes of $95 and $39.............................................           (212)             73
                                                                                     --------        --------
                                                                                           36             473
                                                                                     --------        --------
Comprehensive income..........................................................       $  1,817        $  2,662
                                                                                     ========        ========

Recently Issued Financial Accounting Standard

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards, "Accounting for Stock-Based Compensation - Transition and Disclosure" No. 148 ("SFAS 148"). SFAS 148, which is generally effective for fiscal years ending after December 15, 2002 and, as to certain disclosure requirements, for interim periods beginning after December 15, 2002 the Company does not believe the adoption of SFAS 148 will have a material effect on its consolidated financial position or results of operations.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                     ----------------------
                                                                                      2002            2001
                                                                                     -------        -------
                                                                                         (in thousands)
Cash paid during the period for:
    Interest..................................................................       $ 1,035        $   891
    Income taxes..............................................................       $     -        $ 1,500
Non-cash activities:
    Receipt of a note in satisfaction of a real estate loan sale..............       $ 1,350        $     -

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS AND VENTURES

         The Company primarily focuses its real estate activities on managing its existing real estate loan portfolio. In addition, one real estate partnership which we sponsored is in the offering phase. Real estate loans generally were acquired at discounts from both their face value and the appraised value of the properties underlying the loans. Cash received by the Company for payment on each real estate loan is allocated between principal and interest. The Company also records as income the accretion of a portion of the difference between its cost basis in a real estate loan and the sum of projected cash flows therefrom. This accretion of discount amounted to $695,000 and $1.2 million during the three months ended December 31, 2002 and 2001, respectively. As the Company sells senior lien interests or receives funds from refinancings of such loans by the borrower, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At December 31, 2002, the Company held real estate loans having an aggregate face value of $616.6 million, which were being carried at an aggregate cost of $186.4 million, including cumulative accretion. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated.

                                                                                         Three Months Ended
                                                                                             December 31,
                                                                                     --------------------------
                                                                                        2002            2001
                                                                                     ---------        ---------
                                                                                           (in thousands)
Loan balance, beginning of period.............................................       $ 187,542        $ 192,263
New loan......................................................................           1,350                -
Addition to existing loans....................................................           1,160            6,261
Accretion of discount (net of collection of interest).........................             695            1,201
Collections of principal......................................................          (4,393)               -
                                                                                     ---------        ---------
Loan balance, end of period...................................................         186,354          199,725
Real estate ventures balance, end of period...................................          17,949           16,723
Allowances for possible losses................................................          (3,853)          (2,679)
                                                                                     ---------        ---------
Balance, loans and ventures, end of period....................................       $ 200,450        $ 213,769
                                                                                     =========        =========

                                       10

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS AND VENTURES - (Continued)

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans and ventures for the periods indicated:

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                     --------------------------
                                                                                        2002             2001
                                                                                     ---------        ---------
                                                                                           (in thousands)
Balance, beginning of period..................................................       $   3,480        $   2,529
Provision for possible losses.................................................             373              150
                                                                                     ---------        ---------
Balance, end of period........................................................       $   3,853        $   2,679
                                                                                     =========        =========

NOTE 5 - DEBT

         Total debt consists of the following:

                                                                                    December 31,     September 30,
                                                                                       2002              2002
                                                                                    ------------     -------------
                                                                                          (in thousands)
Senior debt...................................................................       $  65,336        $  65,336

Non-recourse debt:
    Energy:
      Revolving and term bank loans...........................................          58,095           49,345
    Real estate finance:
      Revolving credit facilities.............................................          18,000           18,000
      Other...................................................................             875              875
                                                                                     ---------        ---------
         Total non-recourse debt..............................................          76,970           68,220
Other debt....................................................................          32,202           21,954
                                                                                     ---------        ---------
                                                                                       174,508          155,510
Less current maturities.......................................................           8,499            4,320
                                                                                     ---------        ---------
                                                                                     $ 166,009        $ 151,190
                                                                                     =========        =========

         In December 2002, the Company's subsidiary, Atlas Pipeline ("the Partnership"), entered into a $7.5 million credit facility with Wachovia Bank. This facility replaced a similar $10.0 million facility administered by PNC Bank. Borrowings under the facility are secured by a lien on and security interest in all the property of the Partnership and its subsidiaries, including pledges by the Partnership of the issued and outstanding equity interests in its subsidiaries. Up to $3.0 million of the facility may be used for standby letters of credit. No such letters of credit have been issued under the facility. The revolving credit facility has a term ending in December 2005 and bears interest at one of two rates, elected at the Partnership's option:

         o    the base rate plus the applicable margin; or

         o    the adjusted LIBOR plus the applicable margin.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 5 - DEBT - (Continued)

         The base rate for any day equals the higher of the federal funds rate plus 1/2 of 1% or the Wachovia Bank prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for euro currency funding. The applicable margin is as follows:

         o where utilization of the borrowing base is equal to or less than 50%, the applicable margin is 0.00% for base rate loans and 1.50% for LIBOR loans;

         o where utilization of the borrowing base is greater than 50%, but equal to or less than 75%, the applicable margin is 0.25% for base rate loans and 1.75% for LIBOR loans; and

         o where utilization of the borrowing base is greater than 75%, the applicable margin is 0.50% for base rate loans and 2.00% for LIBOR loans.

         The Wachovia credit facility requires the Partnership to maintain specified net worth and specified ratios of current assets to current liabilities and debt to EBITDA, and requires it to maintain a specified interest coverage ratio. The Partnership used this credit facility to pay off our previous revolving credit facility at PNC Bank. At December 31, 2002, $6.5 million was outstanding under this facility at an interest rate of 2.92%.

         In January 2003, the borrowing limit under this facility increased to $10.0 million through June 2003, the Company is actively seeking to secure the availability to $15.0 million.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - (Continued)

         The Company formally documents all relationships between hedging instruments and the items being hedged, including the Company's risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the hedged asset. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair value of hedged items. When it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Company will discontinue hedge accounting for the derivative and further changes in fair value for the derivative will be recognized immediately into earnings. Gains or losses on these instruments are accumulated in other comprehensive income (loss) to the extent that these hedges are deemed to be highly effective as hedges, and are recognized in earnings in the period in which the hedged item is recognized in earnings.

         At December 31, 2002, the Company had 231 open natural gas futures contracts related to natural gas sales covering 693,000 dekatherm ("Dth") (net to the Company) maturing through September 2003 at a combined average settlement price of $3.58 per Dth. Based on quoted market prices, the fair value of the Company's open natural gas futures contracts at December 31, 2002, is $3.1 million. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold, unless the hedges are no longer "highly effective." Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company's net unrealized loss related to open NYMEX contracts was approximately $622,500 at December 31, 2002 and $316,600 at September 30, 2002. The unrealized loss, net of applicable taxes, has been recorded as a liability in the Company's December 31, 2002, Consolidated Balance Sheets and in Stockholders' Equity as a component of Accumulated Other Comprehensive Income. The Company recognized a loss of $96,000 on settled contracts for the quarter ended December 31, 2002. No contracts were settled for the quarter ended December 31, 2001. As of December 31, 2002, all of the deferred net losses on derivative instruments included in accumulated other comprehensive income (loss) are expected to be reclassified to earnings during the next nine months. The Company recognized no gains or losses during the quarter ended December 31, 2002, for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 7 - OPERATING SEGMENT INFORMATION

         The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment operating income or loss amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

                                                Three Months Ended
                                                   December 31,
                                            --------------------------
                                              2002             2001
                                            ---------        ---------
                                                  (in thousands)
Revenues:
    Energy...............................   $  18,025        $  28,984
    Real estate finance..................       3,159            3,669
    Corporate............................       2,290            1,192
                                            ---------        ---------
                                            $  23,474        $  33,845
                                            =========        =========
Operating profit (loss):
    Energy...............................   $   2,964        $   4,388
    Real estate finance..................       1,474            1,663
    Corporate............................      (1,820)          (1,674)
                                            ---------        ---------
                                            $   2,618        $   4,377
                                            =========        =========

                                           December 31,     September 30,
                                              2002              2002
                                          ------------      -------------
                                                  (in thousands)
Identifiable assets:
    Energy...............................   $ 197,077        $ 183,693
    Real estate finance..................     201,637          204,327
    Corporate............................      96,495           79,478
                                            ---------        ---------
                                            $ 495,209        $ 467,498
                                            =========        =========

         Operating profit (loss) represents total revenues less costs attributable thereto, including interest expense, provision for possible losses and, with respect to energy and real estate finance, general and administrative expenses, and depreciation, depletion and amortization. The information presented does not eliminate intercompany transactions of $87,000 and $63,000 in the three months ended December 31, 2002 and 2001, respectively.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 7 - OPERATING SEGMENT INFORMATION - (Continued)

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement which expires March 2009 to sell the majority of its existing and future production to First Energy Services Inc. (FES). Pricing under the contract is established by an index-based formula which we negotiate annually. Approximately 80% of the Company's current production was dedicated to the performance of this agreement for the three month period ending December 31, 2002. Payments from FES are guaranteed by its parent, First Energy Corporation, a publicly-traded company (NYSE:FE).

         The Company anticipates that it will negotiate mutually agreeable pricing terms for subsequent 12-month periods pursuant to the aforementioned agreement with FES. Management believes that the loss of any one customer would not have a material adverse effect as it believes that, under current market conditions, the Company's production could readily be absorbed by other purchasers.

NOTE 8 - DISCONTINUED OPERATIONS

         In June 2002, the Company adopted a plan to dispose of Optiron Corporation ("Optiron"). The Company has reduced its 50% interest in Optiron to 10% through a sale to management which was completed in September 2002. In connection with the sale, the Company forgave $4.3 million of the $5.9 million of indebtedness owed by Optiron. The remaining $1.6 million was retained by the Company in the form of a promissory note which is secured by all of Optiron's assets and by the common stock of Optiron's 90% shareholder. The note bears interest at the prime rate plus 1% payable monthly; an additional 1% will accrue until the maturity date of the note in 2022.

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

         Summarized operating results of the discontinued Optiron operations are as follows:

                                                                                      Three Months Ended
                                                                                         December 31,
                                                                                     ---------------------
                                                                                      2002          2001
                                                                                     ------       --------
                                                                                        (in thousands)
Loss from discontinued operations before income taxes.........................       $    -       $ (1,095)
Income tax benefit............................................................            -            354
                                                                                     ------       --------
Loss from discontinued operations.............................................       $    -       $   (741)
                                                                                     ======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

         When used in this Form 10-Q, the words "believes" "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption "Risk Factors", in our annual report on Form 10-K for fiscal 2002. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview of First Quarter of Fiscal 2003

         Our operating results and financial condition for the first quarter of fiscal 2003 reflect the continuing importance to us of our energy operations, as shown in the following tables:

                 Revenues as a Percent of Total Revenues (1)

                                                     Three Months Ended
                                                        December 31,
                                                ----------------------------
                                                 2002                  2001
                                                ------                ------
Energy (2)...................................     77%                   85%
Real estate finance..........................     14%                   11%

                   Assets as a Percent of Total Assets (3)

                                              December 31,         September 30,
                                                 2002                  2002
                                              ------------         -------------
Energy.......................................     40%                   39%
Real estate finance..........................     41%                   44%

-----------------
(1) We attribute the balance (9% and 4% for the three months ended December 31, 2002 and 2001, respectively) to revenues derived from corporate assets not allocated to a specific industry segment, including cash, common shares held in RAIT Investment Trust and other corporate investments.

(2) Energy revenues decreased in the first fiscal quarter ended December 31, 2002 as compared to the first fiscal quarter ended December 31, 2001, as a result of the timing of drilling funds raised and subsequently converted to earnings as wells are drilled. We expect this ratio to increase for the remaining quarters of fiscal 2003.

(3) We attribute the balance (19% and 17% at December 31, 2002 and September 30, 2002, respectively) to corporate assets not attributable to a specific industry segment, as referred to in (1) above.

Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production costs per equivalent unit in our energy operations during the periods indicated:

                                                       Three Months Ended
                                                          December 31,
                                                   ---------------------------
                                                     2002               2001
                                                   --------           --------
                                                         (in thousands)
Revenues:
    Production..................................   $  8,069           $  7,326
    Well drilling...............................      6,583             17,981
    Well services...............................      1,900              2,098
    Transportation..............................      1,408              1,352
                                                   --------           --------
                                                   $ 17,960           $ 28,757
                                                   ========           ========
Costs and expenses:
    Production and exploration..................   $  1,586           $  2,042
    Well drilling...............................      5,725             15,620
    Well services...............................        855                917
    Transportation..............................        591                567
    Non-direct..................................      2,229              1,455
                                                   --------           --------
                                                   $ 10,986           $ 20,601
                                                   ========           ========

                                                       Three Months Ended
                                                          December 31,
                                                   ---------------------------
                                                     2002               2001
                                                   --------           --------
Revenues (in thousands):
    Gas (1).....................................   $  7,050           $  6,413
    Oil.........................................   $  1,016           $    908

Production volumes:
    Gas (Mcf/day) (1) (2).......................     19,346             20,577
    Oil (Bbls/day) (2)..........................        447                533

Average sales prices:
    Gas (per Mmcf) (2)..........................   $   3.96           $   3.39
    Oil (per Bbl)...............................   $  24.71           $  18.53

Production costs:
    As a percent of production revenues.........         19%                22%
    Per equivalent Mcfe (2).....................   $    .76           $    .74

-----------------
(1)   Excludes sales of residual gas and sales to landowners.

(2) As used in this discussion, "Mcf" and Mmcf" means thousand cubic feet and million cubic feet; "Mcfe" and Mmcfe" means thousand cubic feet equivalent and million cubic feet equivalent, and "Bbls" means barrels. Bbls are converted to Mcfs equivalent using the ratio of 6 Bbls to one Mcf.

         Our natural gas revenues were $7.0 million in the first quarter of fiscal 2003, an increase of $637,000 (10%) from $6.4 million in the first quarter of fiscal 2002. The increase was due to a 17% increase in the average sales price of natural gas partially offset by a 6% decrease in production volumes. The $649,000 increase in gas revenues consisted of $1.1 million attributable to price increases, partially offset by $449,000 attributable to volume decreases. We received $3.96 and $3.39 per mcf for our natural gas in the first quarter of fiscal 2003 and 2002, respectively. As a result, if current market conditions continue, we believe that our natural gas production revenues will be higher in the remainder of fiscal 2003 than in fiscal 2002. Natural gas volume decreases are attributable to constraints on our production throughput due to both pipeline capacity and inclement weather. Capacity constraints will be eased in the second quarter of fiscal 2003 upon the completion of an additional delivery point into an interstate pipeline system.

         Our oil revenues were $1.0 million in the first quarter of fiscal 2003, an increase of $108,000 (12%) from $908,000 in the first quarter of fiscal 2002. The increase resulted from a 33% increase in the average sales price of oil and a 16% decrease in production volumes. The $108,000 increase in oil revenues consisted of $303,000 attributable to price increases, partially offset by $195,000 attributable to volume decreases. Oil prices were higher in the first quarter of fiscal 2003 than in fiscal 2002. The prices we have received for our oil sold in the first quarter of fiscal 2003 have increased to approximately $25.00 per barrel. The decrease in oil volumes is a result of the natural production decline inherent in the life of a well. This decline was not offset by new wells added, as the majority of the wells we have drilled during the past several years have targeted gas reserves.

         Our well drilling revenues and expenses represent the billing and costs associated with the completion of 37 and 91 net wells for partnerships sponsored by Atlas America in the first quarter of fiscal 2003 and 2002, respectively. Our well drilling gross margin was $858,000 in the first quarter of fiscal 2003, a decrease of $1.5 million from $2.4 million in the first quarter of fiscal 2002 due to a decrease in the number of wells drilled ($1.25 million) and the gross margin per well ($250,000). The decrease in the number of wells drilled was a result of an acceleration of the timing of funds raised through our private investment partnerships and, thus, the drilling of wells. We recognized the majority of the drilling revenue from our calendar 2002 private investment partnerships through September 30, 2002. The majority of the revenue associated with our calendar 2001 private investment partnerships was recognized through December 31, 2001. We anticipate that drilling revenues for the second quarter of fiscal 2003 will be greater than the drilling revenues for the second quarter of fiscal 2002 as a result of an increase in the amount of funds raised in our calendar 2002 public investment partnership as compared to our calendar 2001 public investment partnership. Demand for drilling equipment and services increased in the fiscal year ended September 30, 2002, resulting in an increase in the cost to us of obtaining such equipment and services in the quarter ended December 31, 2001. These costs have decreased slightly in the first quarter of fiscal 2003. In fiscal 2002, we changed the structure of our drilling contracts to a cost-plus basis from a turnkey basis. Cost-plus contracts protect us in an inflationary environment while limiting our profit margin. We continue to enter into drilling contracts with gross margin rates of 13% and expect to obtain that margin through fiscal 2003.

         Our well services revenues decreased $198,000 (9%) primarily as a result of a decrease in services provided for third parties in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. Our well service expenses decreased $62,000 (7%) in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. The decrease in fiscal 2003 also resulted from a reduction in services provided for third parties.

         Our production and exploration expenses were $1.6 million in the first quarter of fiscal 2003, a decrease of $456,000 (22%) from $2.0 million in the first quarter of fiscal 2002. This decrease resulted primarily from an increase in credit received for our contribution of leases to our investment partnership, which offsets our exploration expense.

         Our non-direct expenses were $2.2 million in the first quarter of fiscal 2003, an increase of $774,000 (53%) from $1.5 million in the first quarter of fiscal 2002. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services. These expenses are partially offset by reimbursements we receive from our partnership drilling activities. These reimbursements decreased $670,000 as a result of 54 less wells drilled in the first quarter of fiscal 2003 as compared to the first quarter of 2002, discussed earlier. We anticipate that our reimbursements from our drilling investment partnerships for the second quarter of fiscal 2003 will be greater than the reimbursements for the second quarter of fiscal 2002 as a result of an increase in the amount of funds raised in our calendar 2002 public investment partnership as compared to our 2001 public investment partnerships. In addition, the cost of running our energy corporate office, including postage and telephone costs, increased approximately $100,000 as a result of continued growth in our energy operations.

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                     -------------------------
                                                                                      2002               2001
                                                                                     -------           -------
                                                                                          (in thousands)
Revenues:
    Interest..................................................................       $ 1,931           $ 2,328
    Accreted discount.........................................................           695             1,201
    Gain on resolution of loan................................................           813                 -
    Equity in (loss) income of unconsolidated real estate investments.........          (348)               87
    Net rental and fee income.................................................            68                68
                                                                                     -------           -------
                                                                                     $ 3,159           $ 3,684
                                                                                     =======           =======

Costs and expenses............................................................       $   846           $   523
                                                                                     =======           =======

         Revenues from our real estate finance operations decreased $525,000 (14%), from $3.7 million in the first quarter of fiscal 2002 to $3.2 million in the first quarter of fiscal 2003. This decrease primarily resulted from the following:

         A decrease of $903,000 (26%) in interest and accreted discount resulting primarily from the following:

         o The sale of two loans, one in January 2002 and one in June 2002, which decreased interest income by $782,000 in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.

         o The completion of accretion of discount on three loans decreased interest income by $383,000 in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.

         o An increase of $243,000 in our accretion due to an increase in our estimated cash flows relating to several properties. These increases resulted from improvements in general economic conditions in the areas in which these properties are located, which enabled the properties to obtain increased current rents or occupancy rates and thus increased our estimates of cash flows from these properties.

         An increase of $813,000 in gain on resolution of a loan in the first quarter of fiscal 2003 due to the sale of one loan having a book value of $4.2 million for $5.0 million. No loans were sold in the first quarter of fiscal 2002.

         A loss of $348,000 from our share of the operating results of our unconsolidated real estate investments accounted for on the equity method in the first quarter of fiscal 2003 as compared to income of $87,000 in the first quarter of fiscal 2002. The loss was the result of an increase in depreciation and an operating losses on property in which we acquired an interest in March 2002.

         Costs and expenses of our real estate finance operations were $846,000 in the first quarter of fiscal 2003, an increase of $323,000 (62%) from $523,000 in the first quarter of fiscal 2002. The increase primarily resulted from approximately $250,000 in non-recoverable payments made to protect our interests in certain properties underlying our investments in real estate loans. In addition, wages and benefits increased $76,000 in the first quarter of fiscal 2003 as a result of the addition of a new president and other personnel in our real estate subsidiary in anticipation of the expansion of our real estate operations through the sponsorship of real estate investment partnerships as well as the on-going management of our existing portfolio of commercial loans and real estate joint ventures. The one real estate partnership we sponsored in fiscal 2002 is still in its offering phase and, consequently, did not generate fees or other revenues for us.

Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $2.3 million in the first quarter of fiscal 2003, an increase of $927,000 (69%) as compared to $1.3 million for the first quarter of fiscal 2002. The following table sets forth information relating to interest and other income during the periods indicated:

                                                Three Months Ended
                                                   December 31,
                                              ---------------------
                                                2002         2001
                                              -------       -------
                                                  (in thousands)
Interest income.............................  $   251       $   347
Dividend income.............................      789           804
Gains (losses) on sale of assets............      974           (14)
Other.......................................      254           204
                                              -------       -------
                                              $ 2,268       $ 1,341
                                              =======       =======

         Interest income decreased $96,000 to $251,000 for the first quarter of fiscal 2003 from $347,000 for the first quarter of fiscal 2002. The decrease was primarily due to lower average rates earned on temporary funds invested. Gains on sale of assets for the first quarter of fiscal 2003 were $974,000, as compared to a loss of $14,000 for the first quarter of fiscal 2002. This primarily reflects the sale of 163,500 shares in RAIT Investment Trust from which we received net proceeds of $3.4 million and a realized a gain of $969,000.

         Our general and administrative expenses increased $332,000 (26%) to $1.6 million in the first quarter of fiscal 2003, as compared to $1.3 million in the first quarter of fiscal 2002. This increase primarily resulted from increases in salaries and benefits due to the addition of personnel.

         Our depletion, depreciation and amortization consists mainly of depletion of oil and gas properties and amortization of contracts acquired. Our depletion as a percentage of oil and gas production revenues was 24% in the first quarter of fiscal 2003 compared to 26% in the first quarter of fiscal 2002. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.

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

         Our provision for possible losses increased $223,000 (149%) to $373,000 in the first quarter of fiscal 2003 as compared to $150,000 in the first quarter of fiscal 2002. This increase resulted from certain payments for operating expenses of the properties underlying our loans, including insurance and property taxes and our assessment of economic conditions in the areas in which properties underlying our real estate loans are located.

         Our effective tax rate decreased to 32% in the first quarter of fiscal 2003 as compared to 33% in the first quarter of fiscal 2002 as a result of a decrease in certain unfavorable permanent differences, partially offset by a decrease in tax credits utilized.

Discontinued Operations

         In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," our decision in fiscal 2002 to dispose of Optiron Corporation, our former energy technology subsidiary, resulted in the presentation of Optiron as a discontinued operation for the three months ended December 31, 2001. We had held a 50% equity interest in Optiron; as a result of the disposition, we currently hold a 10% equity interest in Optiron.

Liquidity and Capital Resources

         General. For the quarters ended December 31, 2002 and 2001, our major sources of liquidity have been funds generated by operations, funds raised from investor partnerships relating to our energy operations, resolutions of real estate loans and borrowings under our existing energy, real estate finance and corporate credit facilities and the sale of our RAIT shares. We have employed these funds principally in the expansion of our energy operations, the repurchase of our common stock and the acquisition of senior lien interests relating to our real estate loans. The following table sets forth our sources and uses of cash for the periods indicated:

                                                    Three Months Ended
                                                        December 31,
                                                ---------------------------
                                                  2002              2001
                                                -------           ---------
                                                      (in thousands)
Provided by operations......................   $ 15,813           $   4,557
Used in investing activities................     (4,209)            (11,845)
Provided by (used in) financing activities..     12,325              (1,592)
Used in discontinued operations.............     (5,624)               (262)
                                               --------           ---------
                                               $ 18,305           $  (9,142)
                                               ========           =========

         We had $44.0 million in cash and cash equivalents on hand at December 31, 2002, as compared to $25.7 million at September 30, 2002. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 2.0 to 1.0 in the first quarter of fiscal 2003 as compared to 2.6 to 1.0 in the first quarter of fiscal 2002. Our working capital at December 31, 2002 was $14.1 million, an increase of $9.5 million from $4.6 million at September 30, 2002. This increase in working capital is due to an increase in cash at December 31, 2002 due to higher borrowings than at September 30, 2002, credit availability on our energy line of credit was increased by $7.5 million in the quarter ended December 31, 2002, we also borrowed $5.0 million from Commerce Bank in the quarter ended December 31, 2002. Our long-term debt (including current maturities) to total capital ratio at December 31, 2002 was 43% as compared to 40% at September 30, 2002.

         Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the price of natural gas and oil, and interest rates as well as our ability to raise funds for our drilling investment partnerships and the strength of the market for rentals of the types of properties secured by our real estate loans. Net cash provided by operating activities increased $11.3 million in the first quarter of fiscal 2003 to $15.8 million from $4.6 million in the first quarter of fiscal 2002, as a result of the following:

         o Changes in operating assets and liabilities increased operating cash flow by $12.1 million in the first quarter of fiscal 2003, compared to the first quarter of fiscal 2002. This increase was primarily due to an increase of $5.9 million in current liabilities due to the timing of payments for payables and accrued interest and an increase of $4.2 million in investor funds raised in the quarter ended December 31, 2002 as compared to September 30, 2002. In addition, a tax payment of $1.5 million was made in the quarter ended December 31, 2001. No such tax payment was required in the quarter ended December 31, 2002.

         o Net income from operations in our energy and real estate segments decreased $1.8 million. Our energy net income decreased primarily due to the decreased number of wells drilled in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, as we discussed in "Results of Operations: Energy." In real estate finance, interest income decreased and costs associated with loans increased in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.

         Cash flows from investing activities. Net cash used in our investing activities decreased $7.6 million in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002, as a result of the following:

         o Net payments on notes receivable and investments in real estate loans and ventures increased $8.5 million. Payments received on real estate investments and ventures are normally dependent on third party refinancing or from the sale of a loan and vary from period to period. Additionally, investments in loans and ventures are unique to each property and will vary from period to period depending upon a number of factors. In the first quarter of fiscal 2003, we received proceeds of $3.7 million from the resolution of one loan. In the prior fiscal period we invested $2.9 million in the acquisition of two participations while additions to existing loans were $2.2 million greater than in the quarter ended December 31, 2002.

         o Proceeds from the sale of assets increased $3.4 million due to the sale of 163,500 shares of Resource Asset Investment Trust in the first quarter of fiscal 2003.

         o Investments in other assets increased by $4.0 million. For the first quarter of fiscal 2003 we invested $1.3 million in, and lent $1.8 million to our Trapeza entities and invested $3.2 million in leases associated with our equipment leasing subsidiary, LEAF Financial Corporation ("LEAF"). Offsetting these increases was $1.9 million in RAIT shares purchased in the quarter ended December 31, 2001.

         Cash flows from financing activities. Net cash provided by our financing activities increased $13.9 million in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002, as a result of the following:

         o Net borrowings increased $15.6 million, in part to fund our drilling investment programs.

         o    Purchases of treasury shares increased $1.3 million.

Capital Requirements

         During the quarter ended December 31, 2002, our capital requirements related primarily to our investments in our drilling partnerships and pipeline expansions in which we invested $2.3 million and $1.3 million, respectively. For the quarter ended December 31, 2002 and the remaining quarters of fiscal 2003 we funded and expect to fund these capital expenditures through cash on hand, borrowings under the credit facilities, and from operations. We, through our energy subsidiaries, have established two credit facilities to facilitate the funding of our capital expenditures. In December 2002, we obtained an increase in our borrowing base on our energy credit facility administered by Wachovia Bank to $52.5 million. In addition, we repaid our $10.0 million PNC Bank credit facility with a new $7.5 million credit facility with Wachovia Bank. From January 2003 through June 2003, we have obtained an increase in this facility to $10.0 million. We are currently seeking to increase this facility on a long term basis to $15.0 million. We cannot assure you, however, that we will obtain the increase we seek.

         The level of capital expenditures we must devote to our energy operations are dependent upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $60.0 million in fiscal 2003 through drilling partnerships which we sponsor. We believe cash flow from operations and amounts available under our credit facilities will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

         We continuously evaluate acquisitions of gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to locate outside capital.

Contractual Obligations and Commercial Commitments

         The following tables set forth our obligations and commitments as of December 31, 2002.

                                                                                  Payments Due By Period
                                                                                      (in thousands)
                                                             ------------------------------------------------------------------
                                                              Less than            1 - 3             4 - 5          After 5
Contractual cash obligations:                  Total            1 Year             Years             Years           Years
                                           --------------    --------------    ---------------    ------------    -------------
Long-term debt...........................   $   174,508      $     8,499        $   164,067       $     1,942       $       -
Capital lease obligations................             -                -                  -                 -               -
Operating leases.........................         4,720            1,434              2,021             1,157             108
Unconditional purchase obligations.......             -                -                  -                 -               -
Other long-term obligations..............             -                -                  -                 -               -
                                            -----------      -----------        -----------       -----------       ---------
Total contractual cash obligations.......   $   179,228      $     9,933        $   166,088       $     3,099       $     108
                                            ===========      ===========        ===========       ===========       =========

                                                                        Amount of Commitment Expiration Per Period
                                                                                      (in thousands)
                                                             ------------------------------------------------------------------
                                                              Less than            1 - 3             4 - 5          After 5
Other commercial commitments:                  Total            1 Year             Years             Years           Years
                                           --------------    --------------    ---------------    ------------    -------------
Lines of credit........................     $     6,048      $     5,048        $      1,000       $        -      $        -
Standby letter of credit...............             905                -                 905                -               -
Guarantees.............................           3,176              980               2,196                -               -
Standby replacement commitments........          10,533            5,860               4,673                -               -
Other commercial commitments...........         194,482            2,979              61,051            3,971         126,481
                                            -----------      -----------        ------------      -----------       ---------
Total commercial commitments...........     $   215,144      $    14,867        $     69,825       $    3,971      $  126,481
                                            ===========      ===========        ============      ===========       =========

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to provision for possible losses, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K.

Recently Issued Financial Accounting Standard

         In December 2002, the Financial Accounting Standards Board, which we refer to as FASB issued Statement of Financial Accounting Standards, which we refer to as SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148, which is generally effective for fiscal years ending after December 15, 2002 and, as to certain disclosure requirements, for interim periods beginning after December 15, 2002 we do not believe the adoption of SFAS 148 will have a material effect on our consolidated financial position or results of operations.

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

General

         We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments.

         The following analysis presents the effect on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2002. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

Energy

         Interest Rate Risk. At December 31, 2002, the amount outstanding under a revolving loan attributable to our energy operations had increased to $51.6 million from $43.7 million at September 30, 2002. The weighted average interest rate for this facility increased from 3.86% at September 30, 2002 to 4.03% at December 31, 2002 due to an increase of $7.9 million in prime borrowings (due to temporary funding needs) which bear interest at a higher rate than our LIBOR borrowings. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net annual income would change by approximately $141,000.

         We have a $7.5 million revolving credit facility to fund the expansion of Atlas Pipeline Partners' existing gathering systems and the acquisitions of other gas gathering systems. In the quarter ended December 31, 2002, we drew $895,200 under this facility. The balance outstanding as of December 31, 2002 was $6.5 million. At December 31, 2002, the weighted average interest rate was 2.92%. A hypothetical 10% change in the average interest rate applicable to this debt would result in an immaterial change in our earnings, cash flow and financial position.

         Commodity Price Risk. Our major market risk exposure in commodities is fluctuations in the pricing of our gas and oil production. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years. To hedge exposure to changing natural gas prices we use both non-financial and financial hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for expected production volumes, allowing us to forecast future earnings within a predictable range.

         Non-financial hedges allow us from time to time to "lock in" the sale price for some of our natural gas production volumes to be delivered in either the current month or in future months, rather than selling those same production volumes at contract prices in the month produced. Annually, we negotiate with certain purchasers to deliver a portion of natural gas produced for the upcoming twelve months. Most of these contracts are index-based and the price we receive for our gas changes as the underlying index changes. Through the year, at our discretion, we are permitted to designate a portion of our negotiated production volumes to be purchased at the prevailing contract price at that time, for delivery in either the current month or in future production months. For the quarter ended December 31, 2002, approximately 56% of produced volumes were sold in this manner. For the fiscal year ending September 30, 2003, we estimate in excess of 55% of our produced natural gas volumes will be sold in this manner, leaving the remaining 45% of our produced volumes to be sold at contract prices in the month produced or at spot market prices. Considering those volumes already designated for the fiscal year ending September 30, 2003, and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in approximately a 6% change in our projected natural gas revenues.

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

         As of December 31, 2002, we had gas hedges in place covering 693,000 dekatherm maturing through September 30, 2003. We include an adjustment of $622,500 on our balance sheet to mark these hedges to their fair value. "Fair value" represents the amount that we estimate we would have realized if we had terminated the hedges on that date. As these contracts qualify and have been designated as cash flow hedges, we determine gains and losses on them resulting from market price changes monthly and reflect them in accumulated other comprehensive income (loss) until the month in which we sell the hedged production. At that time, the amount included in accumulated other comprehensive income (loss) related to the sold production is closed to production revenues. We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. Net losses relating to these hedging contracts in the first quarter of fiscal 2003 and 2002 were $96,000 and $ -0-, respectively.

         We set forth in the following table our natural gas hedge transactions in place as of December 31, 2002. A 10% variation in the market price of natural gas from its levels at December 31, 2002 would not have a material impact on our net assets, net earnings or cash flows.

        Open               Volumes of                Settlement Date               Weighted Average              Unrealized
      Contracts         Natural Gas (Dth)             Quarter Ended                 Price Per Dth                  Losses
      ---------         -----------------            ---------------               ----------------              ----------
         59                  177,000                   March 2003                         3.56                  $  (185,800)
        105                  315,000                   June 2003                          3.57                     (273,100)
         67                  201,000                   September 2003                     3.63                     (163,600)
        ---                  -------                                                                            -----------
        231                  693,000                                                   $  3.58                  $  (622,500)
        ===                  =======                                                   =======                  ===========

Real Estate Finance

         Portfolio Loans and Related Senior Liens. The following information is based on our loans that are not interest rate sensitive. During the quarter ended December 31, 2002, our outstanding loans receivable (to our interest) increased $6.0 million (2%) to $303.3 million in the aggregate and the carried cost of our loans decreased $1.4 million (.9%) to $147.5 million in the aggregate. The principal balance of related senior lien interests decreased $872,000 (.4%) to $201.4 million in the aggregate.

         Debt. The interest rates on our real estate and corporate revolving lines of credit and term loans are at the prime rate minus 1% for the outstanding $6.4 million under our term loan at Hudson United Bank and at the prime rate for the outstanding $18.0 million and $5.0 million lines of credit at Sovereign Bank. These interest rates decreased during the quarter ended December 31, 2002 because there was one decrease in the defined prime rate. This defined rate was the "prime rate" as reported in The Wall Street Journal (4.25% at December 31, 2002). A hypothetical 10% change in the average interest rate applicable to these lines of credit would change our net income by approximately $102,000.

         We also have a $10.0 million term loan agreement. The loan bears interest at the three month LIBOR rate plus 350 basis points, adjusted annually. Principal and interest is payable monthly based on a five year amortization schedule maturing on October 31, 2006. At December 31, 2002, $7.5 million was outstanding on this loan at an interest rate of 4.92%. A hypothetical 10% change in the average interest rate applicable to this loan would have an immaterial effect on earnings, cash flow and financial position.

Financial Services

         In June 2002, LEAF Financial Corporation, our equipment-leasing subsidiary, entered into a $10.0 million secured revolving credit facility with National City Bank. The facility is guaranteed by us and has a term of 364 days. Outstanding loans bear interest at one of two rates, elected at LEAF's option: o the lender's prime rate plus 200 basis points, or o LIBOR plus 300 basis points. As of December 31, 2002, the balance outstanding was $5.0 million at an average interest rate of 4.38%. A hypothetical 10% change in the average interest rate on this facility would have an immaterial effect on our earnings, cash flow and financial position.

Other

         In June 2002, we established a $5.0 million revolving line of credit with Commerce Bank. The facility has a term of two years and bears interest at one of two rates, elected at the borrower's option: o the prime rate, or o LIBOR plus 250 basis points. Each rate is subject to a floor of 5.5% and a ceiling of 9.0%. As of December 31, 2002, the balance outstanding was $5.0 million at an average rate of 5.5%. A hypothetical 10% change in the average interest rate on this facility would have an immaterial effect on our earnings, cash flow and financial position.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the last evaluation of our internal controls by our Chief Executive Officer and Chief Financial Officer.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         In December 2002, we agreed to a settlement of outstanding claims among ourselves and the successor in interest to the purchasers of our former proprietary small ticket equipment leasing subsidiary, Fidelity Leasing, Inc. The settlement was on the terms and conditions described in Item 1, "Business--Obligations Relating to Discontinued Obligations" in our annual report on Form 10-K for the year ended September 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit No.   Description
    -----------   -----------
       3.1        Restated Certificate of Incorporation of Resource America.
                  (2)

       3.2        Amended and Restated Bylaws of Resource America. (2)

      10.1        Employment Agreement between Edward E. Cohen and Resource
                  America. (3)

      10.4 Employment Agreement between Steven J. Kessler and Resource America. (1)

      10.5        Employment Agreement between Nancy J. McGurk and Resource
                  America. (1)

      10.6 Employment Agreement between Jonathan Z. Cohen and Resource America. (4)

      10.7 Credit Agreement among Atlas America, Inc., Resource America, Inc. and the other guarantors party thereto and Wachovia, National Associate, and other banks party thereto, dated July 31, 2002. (4)

      10.7(a)     First Amendment to Loan Agreement, dated as of January 24,
                  2001. (6)

      10.8 Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties XXXII, Inc., Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource Properties 51, Inc., Resource Properties, Inc., Resource America and Jefferson Bank (now known as Hudson United Bank).
                  (6)

      10.9(a) Modification of Revolving Credit Loan and Security Agreement dated March 30, 2000. (6) 10.10 Revolving Credit Loan Agreement dated July 27, 1999 by and between Resource America, Inc. and Sovereign Bank. (6)

      10.11 Term Loan Agreement between Resource Properties, Inc. and Miller & Schroeder Investments Corporation. (7)

      10.12 Credit Agreement among Atlas Pipeline Partners, L.P. and Wachovia Bank dated December 27, 2002.

      10.13 Settlement Agreement between Resource America, Inc., FLI Holdings, Inc., AEL Leasing Co., Inc. and Citibank, N.A. dated December 31, 2002.

(b) Reports on Form 8-K

    None

-------------

(1) Filed previously as an exhibit to our Current Report on Form 8-K filed on May 18, 2000 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(3) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.
(4) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2001 and by this reference incorporated herein.
(5) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 1999 and by this reference incorporated herein.
(6) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2000.
(7) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RESOURCE AMERICA, INC.
                                                (Registrant)

Date: February 14, 2003                         By: /s/ Steven J. Kessler
                                                    ---------------------
                                                    STEVEN J. KESSLER
                                                    Senior Vice President and
                                                    Chief Financial Officer

Date: February 14, 2003                         By: /s/ Nancy J. McGurk
                                                    -------------------
                                                    NANCY J. McGURK
                                                    Vice President-Finance and
                                                    Chief Accounting Officer

                                 CERTIFICATIONS

I, Edward E. Cohen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Resource America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  February 14, 2003
          /s/ Edward E. Cohen
          Edward E. Cohen
          Chairman of the Board, President and Chief Executive Officer

                                 CERTIFICATIONS

I, Steven J. Kessler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Resource America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  February 14, 2003
          /s/ Steven J. Kessler
          Steven J. Kessler
          Senior Vice President and Chief Financial Officer