Form 10-K/A
period 2002-09-30
RESOURCE AMERICA INC
filed 2003-04-11
CIK 83402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A
                                   (Mark One)
                    |X| ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended September 30, 2002

                                       OR

                  |_| TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

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

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                    RESOURCE AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-K/A





PART I                                                                                                                         Page
 Item 1:       Business ......................................................................................               2 - 26
 Item 2:       Properties ....................................................................................              27 - 30
 Item 3:       Legal Proceedings .............................................................................                   31
 Item 4:       Submission of Matters to a Vote of Security Holders ...........................................                   31
PART II
 Item 5:       Market for Registrant's Common Equity and Related Stockholder Matters .........................                   32
 Item 6:       Selected Financial Data .......................................................................                   33
 Item 7:       Management's Discussion and Analysis of Financial Condition
                 and Results of Operation ....................................................................              34 - 52
 Item 7A:      Quantitative and Qualitative Disclosures about Market Risk ....................................              53 - 58
 Item 8:       Financial Statements and Supplementary Data ...................................................              59 - 99
 Item 9:       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure ......................................................                   99
PART III
 Item 10:      Directors and Executive Officers of the Registrant ............................................                  100
 Item 11:      Executive Compensation ........................................................................                  100
 Item 12:      Security Ownership of Certain Beneficial Owners and Management ................................                  100
 Item 13:      Certain Relationships and Related Transactions ................................................            100 - 103
 Item 14:      Controls and Procedures .......................................................................                  104
PART IV
 Item 15:      Exhibits, Financial Statement Schedules and Reports on Form 8-K ...............................            104 - 106
SIGNATURES....................................................................................................                  107
CERTIFICATIONS................................................................................................            108 - 109

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

General

   We are a proprietary asset management company that uses industry specific expertise to generate and administer investment opportunities for our own account and for outside investors in the energy, real estate and financial services sectors. As a proprietary asset manager, we seek to develop investment entities in which outside investors invest along with us and for which we manage the assets acquired, pursuant to long-term management and operating agreements. We limit our investment vehicles to investment areas where we own existing operating companies or have specific expertise. We believe this strategy enhances our return on investment as well as that of our third party investors. We typically receive an interest in the investment entity in addition to the interest resulting from our investments. We managed approximately $1.2 billion in assets in these sectors at the end of fiscal 2002, as follows:

   o $360 million of energy assets (31%) (1),

   o $628 million of real estate assets (54%) (2) and

   o $169 million of financial service assets (15%) (3).

   During fiscal 2002, we continued developing our energy operations, which account for approximately 81% of our total revenues and 39% of our total assets. We increased our average financial interests in wells we drilled. As a result, the number of gross wells we drilled decreased 2% and the number of net wells increased 5% in fiscal 2002 as compared to fiscal 2001. Moreover, our production for our account of natural gas increased by 12% and the revenues from our drilling activities increased by 28%. We have undertaken new initiatives in real estate finance and financial services by sponsoring a private real estate investment partnership, a public equipment leasing partnership and two investment partnerships formed to acquire the trust preferred securities of small to mid--size regional banks and bank holding companies. These new investment entities are in their offering stages (except for one of the trust preferred securities entities which completed its offering in the first quarter of fiscal 2003). We intend to develop similar programs in the future.
---------------
(1) We value our managed energy assets as the sum of the PV--10 value, as of September 30, 2002, of the proved reserves owned by us and the investment partnerships and other entities whose assets we manage, plus the book value, as of September 30, 2002, of the totals assets of Atlas Pipeline Partners, L.P., a publicly traded (AMEX: APL) natural gas pipeline master limited partnership of which we are the general partner and principal owner.
(2) We value our managed real estate assets as the sum of the amount of our outstanding loan receivables plus the book value of our interests in real estate ventures as of September 30, 2002.
(3) We value our financial services assets as the sum of book values of equipment held by equipment leasing investment partnerships we managed as of September 30, 2002, and the cost of securities acquired by a venture which we co-manage that acquired trust preferred securities of regional banks and bank holding companies.

   Energy. Our energy operations focus on the development, production and transportation of natural gas and, to a lesser extent, oil in the Appalachian Basin. While we have been involved in the energy industry since 1976, we began to expand our energy operations during fiscal 1999. We have funded our development and production operations primarily by sponsoring drilling investment partnerships. Since the beginning of fiscal 1999 through September 30, 2002, we have raised approximately $149.0 million in 13 separate drilling investment partnerships. During that period, we drilled 815 gross wells in the Appalachian Basin and completed approximately 99% as producing wells. We, and our drilling investment partnerships, own interests in approximately 5,000 wells, 85% of which we operate. At September 30, 2002, proved reserves net to our interest were approximately 134.5 Bcfe (4) with a PV-10 value (5) of $132.5 million and a standardized measure value of $104.1 million. Of these reserves, 92% were natural gas and 71% were classified as proved developed reserves. At September 30, 2002, we managed an additional 182.6 Bcfe of proved reserves with a PV-10 value of $199.9 million for our drilling partnerships and others. Of these reserves, 88% are natural gas, substantially all of which are classified as proved developed reserves. As of September 30, 2002, we had an acreage position of approximately 488,000 gross (407,000 net) acres, of which 223,000 gross (213,000 net) acres were undeveloped. We have identified over 400 potential drilling locations on our acreage, of which 276 are classified as proved undeveloped locations.


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


   Financial Services. Our financial services operations currently focus on managing investment partnerships such as Lease Equity Appreciation Fund I, L.P., an equipment leasing fund and Trapeza CDO I and II, entities that invest in trust preferred securities of small to mid-size regional banks and their holding companies.



---------------
(4) "Mcfe, "Mmcfe" and "Bcfe" mean thousand cubic feet equivalent, million cubic feet equivalent and billion cubic feet equivalent, respectively. Natural gas volumes are converted to barrels or "Bbls", of oil equivalent using the ratio of six thousand cubic feet, or "Mcf" of natural gas to one Bbl of oil and are stated as the official temperature and pressure bases of the area in which the reserves are located.
(5) "PV-10 value" means, in accordance with SEC guidelines, the estimated future net cash flow to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property or non-production related expenses such as general administrative expenses, debt service or future income tax expense, or to depreciation, depletion and amortization.

   We manage equipment leasing assets through a company we acquired in 1995 that acts as the general partner and manager of four public equipment leasing partnerships. We intend to develop our equipment leasing operations through the sponsorship of new equipment leasing partnerships. We have sponsored one public equipment leasing partnership which is currently in the offering stage. Previously, in 1996, we had started a proprietary equipment leasing business, Fidelity Leasing, Inc., which, by 2000, held over $600 million in equipment leasing assets. On August 1, 2000, we sold Fidelity Leasing to European American Bank, a subsidiary of ABN AMRO Bank, N.V., for $583 million, including assumption of debt of $431 million, subject to certain indemnification obligations. For information on the status of these obligations, refer to "Obligations Relating to Discontinued Operations."

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

   Appalachian Basin Overview. The Appalachian Basin includes the states of Kentucky, Maryland, New York, Ohio, Pennsylvania, Virginia, West Virginia and Tennessee. It is the most mature oil and gas producing region in the United States, having established the first oil production in 1859. In addition, the Basin is strategically located near the energy consuming regions of the mid-Atlantic and northeastern United States which has historically resulted in Appalachian producers selling their natural gas at a premium to the benchmark price for natural gas on the New York Mercantile exchange. According to the Energy Information Administration, a branch of the U.S. Department of Energy, in 2001 there were 22.2 trillion cubic feet, or tcf, of natural gas consumed in the United States which represented approximately 22.9% of the total energy used. Additionally, there were approximately 137,000 gas wells in the Appalachian Basin which represented approximately 37.3% of the total number of gas wells in the United States. Of those wells, we and our drilling investment partnerships own interests in approximately 5,000 wells, 85% of which we operate. The Appalachian Basin accounted for approximately 3.4% of total 2001 domestic natural gas production, or 678 bcf. Furthermore, according to the Natural Gas Annual 2001, an annual report published by the Energy Information Administration, Office of Oil and Gas, the Appalachian Basin holds 9.35 tcf of economically recoverable reserves, representing approximately 5.1% of total domestic reserves as of December 31, 2001. The 2003 forecast issue of World Oil magazine predicted that approximately 4,600 gas wells would be drilled in the Appalachian Basin during 2003, representing approximately 15% of the total number of wells to be drilled in the United States, and that the average depth of those 4,600 wells would be approximately 3,100 feet, compared to an estimated average depth of 5,100 feet for nationwide drilling efforts in 2003. The American Petroleum Institute has reported that in recent years the drilling success rate in the Appalachian basin has exceeded 90%. Our success rates have averaged in excess of 95% over the past 15 years.

   Natural Gas and Oil Properties. For information concerning our natural gas and oil properties including the number of wells in which we have a working interest, production, reserve information and acreage, see Item 2, "Properties-Energy."

   Natural Gas Hedging. Pricing for gas and oil production has been volatile and unpredictable for many years. To hedge exposure to changing natural gas prices we use both physical and financial hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for expected production volumes. This allows us to forecast future earnings within a predictable range. For the fiscal year ended September 30, 2002, approximately 38% of produced volumes were sold in this manner. For the fiscal year ending September 30, 2003, we estimate that in excess of 55% of our produced natural gas volumes will be sold in this manner, leaving the remaining 45% of our produced volumes to be sold at contract prices in the month produced at spot market prices. For information concerning our natural gas hedging, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk - Energy - Commodity Price Risk."

   Financing Our Drilling Activities. We derive a substantial portion of our capital resources for drilling operations from our sponsored drilling partnerships. Accordingly, the amount of development activities we undertake depends upon our ability to obtain investor subscriptions to the partnerships. During fiscal 2002, 2001 and 2000 our drilling partnerships invested $75.5 million, $55.1 million and $39.9 million, respectively, in drilling and completing wells, of which we contributed $19.7 million, $14.3 million and $9.7 million, respectively.


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

   Major Customers. During fiscal 2002 and 2001, gas sales to First Energy Solutions Corporation accounted for 13% and 14%, respectively, of total revenues.


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

   Regulation of Pipelines. While natural gas pipelines generally are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938, because Atlas Pipeline Partners' individual gathering systems perform primarily a gathering function, as opposed to the transportation of natural gas in interstate commerce, Atlas Pipeline Partners believes that it is not subject to regulation under the Natural Gas Act. However, Atlas Pipeline Partners delivers a significant portion of the natural gas it transports to interstate pipelines subject to FERC regulation. The regulation principally involves transportation rates and service conditions which affect revenues we receive for our natural gas production. Through a series of initiatives by FERC, the interstate natural gas transportation and marketing system has been substantially restructured to increase competition. In particular, in Order No. 636, FERC required that interstate pipelines provide transportation separate, or "unbundled", from their sales activities, and required that interstate pipelines provide transportation on an open access basis that is equal for all natural gas suppliers. Although Order No. 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace. Courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although some appeals remain pending and FERC continues to review and modify its regulations regarding the transportation of natural gas. We cannot predict what actions FERC will take in the future. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

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

Real Estate Finance


   General. From fiscal 1991 through fiscal 1999, we sought to purchase commercial real estate loans at discounts to their outstanding loan balances and the appraised value of their underlying properties. Since 1999, we have focused our real estate finance activities on managing our existing loan portfolio and have not originated or acquired any new significant real estate loans. As part of our portfolio management activities, however, we purchased senior lien interests relating to properties in which we hold junior lien interests and invested in three partnerships that own properties adjacent to a property in which we have an interest. As part of the management process or as opportunities arise, we may sell, purchase or originate portfolio loans or real property investments in the future. In fiscal 2002, we decided to expand our real estate operations through the sponsorship of investment partnerships. We sponsored one such program, SR Real Estate Investors, L.P., which is currently in the offering stage.

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



                                                                                               Fiscal                      Value
                                                                                                Year     Outstanding    of Property
    Loan          Type of                                                                       Loan        Loan         Underlying
   Number         Property         Location          Seller/Originator                        Acquired   Receivable(1)     Loan(2)
 ------------    --------------    --------------    --------------------------------------    ------    -----------    -----------
Office Properties
005(25)         Office             Pennsylvania      Shawmut Bank(9)                             1993   $ 10,549,861   $  1,700,000
014(10)         Office             Washington, D.C.  Nomura/Cargill/Eastdil Realty(10)           1995     21,811,605     14,300,000
020(24)         Office             New Jersey        Cargill/Eastdil Realty(10)                  1996      8,543,846      4,700,000
026(12)         Office             Pennsylvania      The Metropolitan Fund/First Trust Bank      1997     10,897,041      4,700,000
029(12)         Office             Pennsylvania      Castine Associates, L.P.(13)                1997      9,685,101      4,075,000
035(12)(14)     Office             Pennsylvania      Hudson United Bank(9)                       1997      2,798,354      2,900,000
036             Office             North Carolina    Union Labor Life Insurance Co.              1997      5,786,070      4,150,000
044(16)         Office             Washington, D.C.  Dai-Ichi Kangyo Bank                        1998    112,068,860     98,500,000
046             Office             Pennsylvania      First Union Bank(9)                         1998      6,000,000      5,300,000
049(17)         Office             Maryland          Bre/Maryland                                1998    110,406,241     99,000,000
053(18)         Office             Washington, D.C.  Sumitomo Bank, Limited                      1999    132,211,326     86,700,000
                                                                                                         -----------    -----------
   Office Totals                                                                                        $430,758,305   $326,025,000
                                                                                                         -----------    -----------
Multifamily Properties
001(19)         Multifamily        Pennsylvania      Alpha Petroleum Pension Fund             1991&99   $ 10,817,964    $ 5,500,000
015             Condo/
                Multifamily        North Carolina    First Bank/ SouthTrust Bank              1995&97      5,859,330      5,917,000
022             Multifamily        Pennsylvania      FirsTrust FSB                               1996      6,311,117      5,200,000
                                                     U.S. Dept. of Housing and Urban
024             Multifamily        Pennsylvania      Development                                 1996      3,242,364      3,800,000
028             Condo/
                Multifamily        North Carolina    First Bank/South Trust Bank                 1997        585,454        498,500
031             Multifamily        Connecticut       John Hancock Mutual Life Ins. Co.           1997     12,145,530     12,500,000
032             Multifamily        New Jersey        John Hancock Mutual Life Ins. Co.           1997     14,029,158     14,300,000
034             Multifamily        Pennsylvania      Resource America, Inc.                      1997        477,148        650,000
037(20)         Multifamily        Florida           Howe, Soloman & Hall Financial, Inc.        1997      7,754,166      3,550,000
041             Multifamily        Connecticut       J.E. Roberts Companies                      1998     20,974,000     22,600,000
050             Multifamily        Illinois          J.E. Roberts Companies                      1998     55,327,984     24,000,000
                                                                                                         -----------    -----------
   Multifamily Totals                                                                                   $137,524,215    $98,515,500
                                                                                                         -----------    -----------
Commercial Properties
007(12)         Single User/       Minnesota         Prudential Insurance, Alpha Petroleum
                Retail                               Pension Fund                                1993    $ 5,772,632    $ 2,300,000
013(12)(21)     Single User/
                Commercial         California        California Federal Bank                     1994      2,627,761      2,700,000
017(12)(22)     Single User/
                Retail             West Virginia     Triester Investments(9)                     1996      1,628,955      1,900,000
018             Single User/       California        Emigrant Savings Bank/ Walter R.
                Retail                                 Samuels & Jay Furman                      1996      3,207,264      6,800,000
033             Single User/
                Retail             Virginia          Brambilla, LTD                           1997&99      5,068,593      2,700,000
                                                                                                         -----------    -----------
   Commercial Totals                                                                                     $18,305,205    $16,400,000
                                                                                                         -----------    -----------
Hotel Properties
025             Hotel/
                Commercial         Georgia           Bankers Trust Co.                           1997    $ 8,475,535    $10,172,500
030             Hotel              Nebraska          CNA Insurance                               1997     13,962,666      6,300,000
                                                                                                         -----------    -----------
   Hotel Totals                                                                                          $22,438,201    $16,472,500
                                                                                                         -----------    -----------
Other Loan Receivable(24)
                Condo/
                Multifamily        Pennsylvania      Resource America, Inc.                      2001   $  1,009,600   $        N/A
                                                                                                         -----------    -----------
   Other Loan Receivables Total                                                                         $  1,009,600   $        N/A
                                                                                                         -----------    -----------
                                                     Balance as of September 30, 2002                   $610,035,526   $457,413,000
                                                                                                         ===========    ===========


                                                                                                                         Maturity
                                                                                                 Resource America's      of Loan/
                           Ratio of Cost                                                          Net Interest in     Expiration of
Cost of                  of Investment to    Third Party         Net           Carried Cost       Outstanding Loan     Forbearance
Investment(3)             Appraised Value      Liens(4)     Investment(5)    of Investment(6)      Receivable(7)       Agreement(8)
 ---------------------   ----------------    ------------   -------------    ----------------    ------------------   -------------
$            1,746,910          103%         $         --    $  1,746,910      $  1,909,093         $ 10,549,861        10/07/02
            12,577,052           88%            6,142,737       6,090,052         8,223,645           15,668,868        11/30/98(11)
             3,329,628           71%            2,284,683         767,628         2,321,920            6,259,163        02/07/01(11)
             2,879,651           61%            2,021,829         647,958         2,539,253            8,875,213        09/30/03
             3,109,074           76%                   --         484,074         3,898,569            9,685,101        07/01/02(11)
             1,845,970           64%            1,687,372(15)      95,970           979,880            1,110,982        09/25/02(11)
             3,089,740           74%            1,684,057(15)   1,339,740         2,337,719            4,102,013        12/31/11
            95,589,983           97%           66,530,920      21,472,128        36,062,577           45,537,940        08/01/08
             4,093,597           77%                   --       4,093,597         4,172,509            6,000,000        09/30/14
            90,576,248           91%           58,416,000      30,576,248        38,655,862           51,990,241        04/01/11
            80,236,411           93%           63,923,149      15,236,411        23,014,794           68,288,176        01/15/06
 ---------------------                       ------------    ------------      ------------         ------------
$          299,074,264                       $202,690,747    $ 82,550,716      $124,115,821         $228,067,558
 ---------------------                       ------------    ------------      ------------         ------------
$            5,841,392          106%         $         --    $  5,841,392      $  6,056,579         $ 10,817,964        08/01/21
             2,275,408           38%            2,861,608        (724,592)        2,712,999            2,997,722        03/23/09
             2,471,782           48%            3,343,363        (963,218)          974,815            2,967,754        05/03/29
             2,743,296           72%            2,373,444         424,546           775,554              868,920        11/01/22
               451,511           91%                   --         451,511           484,345              585,454        03/23/09
             4,788,642           38%            8,977,893      (4,586,358)        1,384,044            3,167,637        10/14/14
             7,404,156           52%                   --       1,404,156        12,291,391           14,029,158        09/01/05
               415,700           64%                   --         415,700           471,179              477,148        10/01/02
             2,868,614           81%                   --       2,868,614         3,346,231            7,754,166        06/01/10
            14,736,584           65%           13,655,075         636,584         7,289,442            7,318,925        01/01/09
            19,916,397           83%           14,987,960       4,566,397         9,572,492           40,340,024        09/30/09
 ---------------------                       ------------    ------------      ------------         ------------
$           63,913,482                       $ 46,199,343    $ 10,334,732      $ 45,359,071         $ 91,324,872
 ---------------------                       ------------    ------------      ------------         ------------
$            1,544,709           67%         $  1,796,036    $   (554,291)     $  1,044,472         $  3,976,596        12/31/14
             1,704,549           63%            2,273,000(15)    (543,451)          130,415              354,761        12/21/04
               906,542           48%              960,958(15)     (93,458)          643,087              667,997        12/31/16
             2,584,498           38%            1,969,000         615,498         1,135,780            1,238,264        12/01/00(11)
             2,478,353           92%            1,571,279(15)     678,353         1,161,072            3,497,314        02/01/21
 ---------------------                       ------------    ------------      ------------         ------------
$            9,218,651                       $  8,570,273    $    102,651      $  4,114,826         $  9,734,932
 ---------------------                       ------------    ------------      ------------         ------------
$            7,263,020           71%         $    875,000(23)$  6,388,020      $  8,425,668         $  7,600,535        12/31/15
             5,845,737           93%            2,400,000(15)   3,445,737         4,516,621           11,562,666        09/30/02(11)
 ---------------------                       ------------    ------------      ------------         ------------
$           13,108,757                       $  3,275,000    $  9,833,757      $ 12,942,289         $ 19,163,201
 ---------------------                       ------------    ------------      ------------         ------------
$            1,009,600          N/A          $        N/A    $  1,009,600      $  1,009,600         $  1,009,600        09/28/06
 ---------------------                       ------------    ------------      ------------         ------------
$            1,009,600                       $        N/A    $  1,009,600      $  1,009,600         $  1,009,600
 ---------------------                       ------------    ------------      ------------         ------------
$          386,324,754                       $260,735,363    $103,831,456      $187,541,607         $349,300,163
 =====================                       ============    ============      ============         ============

---------------
(1) Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest at September 30, 2002.


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


(6) Represents the book cost of our investment, including subsequent advances, after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of, the loan, but excludes an allowance for possible losses of $3.9 million.
(7) Consists of the amount set forth in the column "Outstanding Loan Receivable" less senior lien interests at September 30, 2002.


(8) With respect to loans 5, 13, 18, 20, 26, 29 and 35, the date given is the expiration date of the related forbearance agreement. For the remaining loans, the date given is for the maturity of our interest in the loan.


(9) Successor by merger to the seller as follows:





          Loan Number                         Seller
          -----------                        -----------
          Loan 005....................        People's Bank
          Loan 017....................        Triester Elkins West K. Corp.
          Loan 035....................        Jefferson Bank



(10) The borrower, Washington Properties Limited Partnership, is a limited partnership in which Edward E. Cohen, our Chairman, Chief Executive Officer and President, Jonathan Z. Cohen, our Chief Operating Officer, Executive Vice President and director, Scott F. Schaeffer, our former Vice Chairman and Executive Vice President, and Adam Kauffman, the president of Brandywine Construction & Management are equal limited partners.


(11) Although these forbearance agreements have expired by their term, we continue to forbear from exercising our remedies since we believe we receive all of the economic benefit from the properties without having to incur the expense of foreclosure.


(12) With respect to loans 7, 13 and 17, A. Kaufman is the general partner of the borrower and, with respect to loan 29, he is the president of the sole general partner of the borrower. With respect to loans 26 and 35, Mr. Kauffman is the sole shareholder of the general partner of the borrower.
(13) From 1993 to 1997, S. Schaeffer served as the general partner of the seller, Castine Associates.
(14) The borrower, New 1521 Associates, is a limited partnership formed in 1991. The general partner, New 1521 G.P., Inc., is a corporation of which A. Kauffman is the sole shareholder. E. Cohen, and his wife, Betsy Z. Cohen, beneficially own a 49% limited partnership interest in the partnership and A. Kauffman owns a 24.75% limited partnership interest.
(15) Senior lien interest sold subject to our standby repurchase commitment or our obligation to substitute a performing loan upon default.
(16) The borrower, Evening Star Associates, is a limited partnership in which one of our subsidiaries, Resource Properties, Inc., is the sole shareholder of ES GP, Inc., the sole general partner of the borrower.
        E. Cohen, B. Cohen, D. Gideon Cohen, our former President, Chief Operating Officer and director, and S. Schaeffer are limited partners of Evening Star Associates.

(17) The borrower, Commerce Place Associates, LLC, is a limited liability company whose manager is a corporation of which S. Schaeffer, is the sole shareholder, officer and director. Messrs. E. Cohen, D. Cohen, Schaeffer and Kauffman are equal limited partners of an entity, Brandywine Equity Investors, L.P., that owns approximately 30% of the borrower.
(18) Our subsidiary, Resource Press Building Manager, Inc., is the manager of the borrower, Resource/Press Building Realty, LLC.
(19) We acquired a first mortgage loan at face value from RAIT Investment Trust. The loan is secured by a property in which we have held a subordinated interest since 1991.
(20) The borrower, Deerfield Partners, L.P., is a limited partnership. S. Schaeffer is the president of the general partner, Deerfield Beach GP, Inc. Messrs. E. Cohen, D. Cohen, Schaeffer, and Kauffman are equal limited partners of Brandywine Equity Investor, L.P., the limited partner of borrower.
(21) E. Cohen and B. Cohen beneficially own a 40% limited partnership interest in the borrower, Pasadena Industrial Associates. A. Kauffman is the general partner of the borrower.


(22) Consists of a series of notes becoming due yearly through December 31, 2016.


(23) In May 1999, we borrowed $875,000 from Castine Associates, a limited partnership in which Messrs. E. Cohen and Schaeffer beneficially own a 22% limited partnership interest. The loan is secured by a first priority lien on loan 25. Accordingly, the debt is included in the cost of investment carried on our books.
(24) The property is owned by EJGB, LLC, a limited liability company in which D. Cohen owns a 94% interest.
(25) The borrower, Granite GEC (Pittsburgh), L.L.C., is a limited liability company. D. Cohen owns 79% of Odessa Real Estate Management, Inc., the assistant managing member of the borrower.
(26)    The borrower, St. Cloud Associates, is a limited partnership of which
        A. Kauffman is the sole general partner.

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


                                                         Average Monthly          Average Monthly
                                                         Interest Payment        Principal Payment      Average Monthly
                                   Average Monthly      on Debt Service on        on Debt Service          Cash Flow
                    Loan              Cash Flow           Refinancing or         on Refinancing or      (Deficit) after   Cash Flow
                   Number          from Property(1)   Senior Lien Interests    Senior Lien Interests     Debt Service      Coverage
                   ------          ----------------   ---------------------    ---------------------     ------------      --------
Office
                     005              $    1,337            $       --                $     --             $  1,337           N/A
                     014                  88,881                44,510                  18,223               26,148          1.42
                     020                  42,254                17,903                   1,624               22,727          2.16
                     026                  31,666                17,694                   3,906               10,066          1.47
                     029                  26,459                     -                       -               26,459           N/A
                     035                  24,176                14,408                   1,494                8,274          1.52
                     036                  32,182                14,396                   1,506               16,280          2.02
                     044                 605,007               389,013                  67,088              148,906          1.33
                     046                  40,810                    --                      --               40,810           N/A
                     049                 504,639               378,000                  72,000               54,639          1.12
                     053                 822,568               662,671                  37,923              121,974          1.17
                                      ----------            ----------                --------             --------
                Office Totals         $2,219,979            $1,538,595                $203,764             $477,620          1.27
                                      ==========            ==========                ========             ========
Multifamily
                     001              $   30,040            $       --                $     --             $ 30,040           N/A
                   015&028(2)             23,336                19,995                   3,680                 (339)         0.99
                     022                  32,134                22,045                   2,623                7,466          1.30
                     024                  25,926                15,804                   2,158                7,964          1.44
                     031                  81,517                60,034                  10,901               10,582          1.15
                     032                  84,583                    --                      --               84,583           N/A
                     034                   3,932                    --                      --                3,932           N/A
                     037                  28,430                    --                      --               28,430           N/A
                     041                 136,667                86,115                  13,490               37,062          1.37
                     050                 155,385               100,854                  11,137               43,394          1.39
                                      ----------            ----------                --------             --------
             Multifamily Totals       $  601,950            $  304,847                $ 43,989             $253,114          1.73
                                      ==========            ==========                ========             ========
Commercial
                     007              $   20,400            $   14,423                $  5,977             $     --          1.00
                     013                  34,271                11,365                      --               22,906          3.02
                     017                  10,690                 8,142                     945                1,603          1.18
                     018(3)               26,443                13,034                      --               13,409          2.03
                     033                  21,940                14,258                   5,084                2,598          1.13
                                      ----------            ----------                --------             --------
              Commercial Totals       $  113,744            $   61,222                $ 12,006             $ 40,516          1.55
                                      ==========            ==========                ========             ========
Hotel
                     025              $   76,494            $    7,292                $     --             $ 69,202         10.49
                     030                      --                12,300                      --              (12,300)          N/A
                                      ----------            ----------                --------             --------
                Hotel Totals          $   76,494            $   19,592                $     --             $ 56,902          3.90
                                      ==========            ==========                ========             ========
Other Loan Receivables
                                      $   20,641            $       --                $     --             $ 20,641           N/A
                                      ----------            ----------                --------             --------
                Other Totals          $   20,641            $       --                $     --             $ 20,641
                                      ==========            ==========                ========             ========
                   Totals             $3,032,808            $1,924,256                $259,759             $848,793          1.39
                                      ==========            ==========                ========             ========

---------------
(1) "Cash flow" as used in this table is that amount equal to the revenues from property operations less operating expenses, including real estate and other taxes pertaining to the property and its operations, and before depreciation, amortization and capital expenditures.
(2) The properties underlying loans 15 and 28 are different condominium units in the same building and, accordingly, are combined for cash flow purposes.
(3) Includes one-twelfth of an annual payment of $120,000 received in December of each year.

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


   Allowance for Possible Losses. For the year ended September 30, 2002, we recorded a provision for possible losses of $1.5 million, including a write-down of $559,000 on one loan, which was subsequently sold, increasing our allowance for possible losses at September 30, 2002 to $3.5 million.


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

   Sponsorship of Real Estate Investment Trust. We are the sponsor and a 7.9% shareholder, as of September 30, 2002, of RAIT, a real estate investment trust that began operations in January 1998. RAIT acquires or originates commercial real estate loans in situations that generally do not conform to the underwriting standards of institutional lenders or sources that provide financing through securitization. To a lesser extent, RAIT acquires interests in real properties. For a description of certain relationships between RAIT and us, you should read Part III, Item 13, of this report and Note 4, "Certain Relationships and Related Party Transactions--Relationship with RAIT" in the Notes to Consolidated Financial Statements. Following the end of fiscal 2002, we have reduced our interest in RAIT to 7.0%.

Financial Services

   Our financial services operations currently focus on managing equipment leasing investment partnerships and entities that invest in the trust preferred securities of small to mid-size regional banks and bank holding companies and debt securities collateralized by these trust preferred securities..


   We manage equipment leasing partnerships through LEAF Financial Corporation, formerly F.L. Partnership Management, a wholly-owned subsidiary. At September 30, 2002, LEAF managed, and acted as the general partner of four public equipment leasing partnerships that had a net investment of approximately
$22.1 million in equipment leasing assets, principally computer systems and related peripheral equipment. LEAF receives management fees, expense reimbursements and, as general partner, an interest in cash distributions from the partnerships. These partnerships commenced their liquidation periods at various times between December 1995 and December 1998. LEAF intends to sponsor new equipment leasing partnerships and currently is the sponsor of Lease
Equity Appreciation Fund I, L.P., a partnership which is in its offering stage.


   We own a 50% interest in Trapeza Funding, LLC, an entity that acts as the general partner of Trapeza Partners L.P. ("Trapeza Partners"), which sponsored and invested in the equity interests of Trapeza CDO I, LLC, an issuer of collateralized debt obligations. The collateralized debt obligations are supported by a pool of trust preferred securities issued by trusts affiliated with, and whose preferred securities are guaranteed by, banks and other financial institutions. We also own a 50% interest in Trapeza Capital Management, LLC, the collateral manager of Trapeza CDO. We will receive collateral management fees from Trapeza CDO and administrative fees for managing Trapeza Partners, in addition to the return on our limited partner investment. We will also receive a 20% carried interest in the limited partnership. In June 2002, Trapeza Partners raised $27.4 million from investors, including $2.8 million from us and a like amount from the other owner of Trapeza Funding. In November 2002, Trapeza CDO sold $330.0 million of its collateralized debt obligations. In addition to making an equity investment in the limited partnership, we provided it with a $5.0 million bridge loan to facilitate the CDO issuer's purchase of trust preferred securities. We have developed a second investment partnership to sponsor and purchase equity interests in another newly-created CDO issuer, which is in its offering stage. We may develop similar investment partnerships in the future.

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


   Through our real estate subsidiaries, we have an $18.0 million line of credit with Sovereign Bank. The facility bears interest at the prime rate reported in The Wall Street Journal and expires in July 2004. Advances under this facility must be used to acquire real property, loans on real property or to reduce indebtedness on property loans. The facility is secured by the interest of our subsidiaries in assets they acquire using advances under the line of credit. Credit availability is based on the value of the assets pledged as security and was $18.0 million as of September 30, 2002, all of which had been drawn at that date. The facility imposes limitations on the incurrence of future indebtedness by our subsidiaries whose assets were pledged, and on sales, transfers or leases of their assets, and requires the subsidiaries to maintain both a specified level of equity and a specified debt service coverage ratio.

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


   The Wachovia credit facility requires Atlas America to maintain a specified net worth and specified ratios of current assets to current liabilities and debt to EBITDA, and requires us to maintain a specified interest coverage ratio. In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by Atlas America to us, on a cumulative basis, to 50% of Atlas America's net income from and after April 1, 2002 plus $5.0 million. In addition, Atlas America is permitted to repay intercompany debt to us only up to the amount of our federal income tax liability attributable to Atlas America and accrued interest on the original notes and the new notes. The facility terminates in July 2005, when all outstanding borrowings must be repaid. We used this credit facility to pay off our previous revolving credit facility at PNC Bank ("PNC"). At September 30, 2002, $45.0 million was outstanding under this facility.


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


                         Investor Relations
                         Resource America, Inc.
                         1845 Walnut St., Suite 1000
                         Philadelphia, PA 19103
                         (215) 546-5005


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


      Risks Relating to Our Real Estate and Financial Services Businesses



   The primary or sole source of recovery for our real estate loans is typically the real property underlying these loans. Accordingly, the value of our loans depends upon the value of that real property. Many of the properties underlying our portfolio loans, while income producing, do not generate sufficient revenues to pay the full amount of debt service required under the original loan terms or have other problems. Although we generally control cash flow from the properties underlying our loans and, where appropriate, have made financial accommodations to take into account the operating conditions of the underlying properties, there may be a higher risk of default with these loans as compared to conventional loans. Loan defaults will reduce our current return on investment and may require us to become involved in expensive and time-consuming proceedings, including bankruptcy, reorganization or foreclosure proceedings.


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


   Many of our portfolio loans were acquired as junior lien obligations or were converted from senior lien obligations to junior lien obligations, as a result of borrower or senior lien refinancing. Subordinate loans carry a greater credit risk, including a substantially greater risk of nonpayment of interest or principal, than senior lien financing. In the event a loan is foreclosed, we will be entitled to share only in the net foreclosure proceeds after the payment to all senior lenders. It is therefore possible that we will not recover the full amount of a foreclosed loan or of our unrecovered investment in the loan.

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



                                                                                                                          Average
                                                                            Production           Average Sales Price     Production
                                                                      ----------------------     --------------------     Cost per
Fiscal Year
  -----------                                                         Oil (Bbls)   Gas (Mcf)    per Bbl    per Mcf(3)   Mcfe(1) (2)
                                                                      ----------   ---------    -------    ----------   -----------
2002..............................................................     172,750     7,117,276     $20.45      $3.56          $.82
2001..............................................................     177,437     6,342,667     $25.56      $5.04          $.84
2000..............................................................     195,974     6,440,154     $24.50      $3.15          $.95

---------------
(1) Oil production is converted to Mcfe at the rate of six Mcf per Bbl.


(2) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.
(3) Our average sales price before the effects of hedging was $3.57, $5.13 and $3.28 for the fiscal years ending in 2002, 2001 and 2000, respectively.


   Productive wells. The following table sets forth information as of September 30, 2002 regarding productive natural gas and oil wells in which we have a working interest:




                                                                   Number of
                                                               Productive Wells
                                                               -----------------
                                                               Gross(1)   Net(1)
                                                               --------   ------
Oil wells .................................................       264        215
Gas wells .................................................     4,225      2,295
                                                                -----      -----
 Total ....................................................     4,489      2,510
                                                                =====      =====

---------------
(1) Includes our equity interest in wells owned by 84 investment partnerships for which we serve as general partner and various joint ventures. Does not include our royalty or overriding interests in 601 other wells.

   Developed and Undeveloped Acreage. The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of September 30, 2002. The information in this table includes our equity interest in acreage owned by drilling partnerships sponsored by us.


                                                                                                                     Undeveloped
                                                                                             Developed Acreage         Acreage
                                                                                             -----------------    -----------------
                                                                                             Gross       Net       Gross      Net
                                                                                            -------    -------    -------   -------
Arkansas ................................................................................     2,560        403          -         -
Kansas ..................................................................................       160         20          -         -
Kentucky ................................................................................       924        462     12,952     6,476
Louisiana ...............................................................................     1,819        206          -         -
Mississippi .............................................................................        40          3          -         -
New York ................................................................................    20,439     15,620     11,975    11,975
Ohio ....................................................................................   141,031    108,866     70,895    67,459
Oklahoma ................................................................................     4,323        468          -         -
Pennsylvania ............................................................................    87,873     67,103    119,959   119,959
Texas ...................................................................................     4,520        329          -         -
Utah ....................................................................................       160         37      7,073     1,189
West Virginia ...........................................................................     1,077        539          -     5,492
Wyoming .................................................................................         -          -         80        80
                                                                                            -------    -------    -------   -------
                                                                                            264,926    194,056    222,934   212,630
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


                                                                              Exploratory Wells              Development Wells
                                                                          --------------------------    ---------------------------
                                                                          Productive         Dry         Productive         Dry
                                                                          -----------    -----------    ------------    -----------
Fiscal Year
  -----------                                                            Gross    Net   Gross    Net   Gross     Net    Gross   Net
                                                                         -----    ---   -----    ---   -----    ----    -----   ---
2002 .................................................................     -       -       -      -    246.0    78.7      6     2.0
2001 .................................................................     -       -     1.0     .18   256.0    76.6      1     .27
2000 .................................................................     -       -     1.0     .20   155.0    41.2      3     .80

   Present Activities. As of December 1, 2002, we were in the process of drilling 13 gross (3.6 net) wells.

   Delivery Commitments. We are not obligated to provide fixed quantities of oil in the future. At our option, we from time to time make short-term delivery commitments for a portion of our natural gas. See "-Quantitative and Qualitative Disclosures of Market Risk-Energy-Commodity Price Risk."


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




                                                                                                          Years Ended September 30,
                                                                                                          -------------------------
                                                                                                           2002      2001     2000
                                                                                                          ------    ------   ------
Natural gas (per Mcf).................................................................................    $ 3.80    $ 3.81   $ 4.49
Oil (per Bbl).........................................................................................    $26.76    $19.60   $26.84


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



                                                                                                       Proved Natural Gas and Oil
                                                                                                                Reserves
                                                                                                    -------------------------------
                                                                                                            At September 30,
                                                                                                    -------------------------------
                                                                                                      2002        2001       2000
                                                                                                    --------    --------   --------
Natural gas reserves (Mmcf)(1):
 Proved developed reserves......................................................................      83,996      80,249     74,333
 Proved undeveloped reserves....................................................................      39,226      37,868     38,810
                                                                                                    --------    --------   --------
 Total proved reserves of natural gas...........................................................     123,222     118,117    113,143
                                                                                                    ========    ========   ========
Oil reserves (Mbbl)(2):
 Proved developed reserves......................................................................       1,846       1,735      1,767
 Proved undeveloped reserves....................................................................          32          66          -
                                                                                                    --------    --------   --------
 Total proved reserves of oil...................................................................       1,878       1,801      1,767
                                                                                                    ========    ========   ========
 Total proved reserves (Mmcfe)(3)...............................................................     134,490     128,923    123,745
                                                                                                    ========    ========   ========
Standardized measure of discounted future cash flows
  (in thousands)(4).............................................................................    $104,126    $ 98,712   $ 98,599
                                                                                                    ========    ========   ========
PV-10 estimate of cash flows of proved reserves (in thousands):
 Proved developed reserves......................................................................    $120,260    $109,288   $122,852
 Proved undeveloped reserves....................................................................      12,209      17,971     17,929
                                                                                                    --------    --------   --------
 Total PV-10 estimate...........................................................................    $132,469    $127,259   $140,781
                                                                                                    ========    ========   ========

---------------
(1) "Mmcf" means a million cubic feet.
(2) "Mbbl" means a thousand barrels.
(3) "Mmcfe" means a million cubic feet equivalent. Oil production is converted to Mcfe at the rate of six mcf per barrel.


(4) "Standardized measure of discounted future cash flows" means the future net cash flows from proved reserves less a 10% discount. The difference between this amount and the total PV-10 value shown below is attributable to estimated income taxes.

ITEM 3.  LEGAL PROCEEDINGS

   We are a defendant, in consolidated actions that were instituted on October 14, 1998 in the U.S. District Court for the Eastern District of Pennsylvania by stockholders, putatively on their own behalf and as class actions on behalf of similarly situated stockholders, who purchased shares of our common stock between December 17, 1997 and February 22, 1999. Also named as defendants in the suit are Edward E. Cohen, Michael L. Staines, Steven J. Kessler, Nancy J. McGurk, Carlos C. Campbell, Andrew M. Lubin, Alan D. Schreiber and John S. White, our executive officers and directors; Daniel G. Cohen and Scott F. Schaeffer, former executive officers and directors, and Grant Thornton, LLP, our independent auditor. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as the result of misstatements and omissions allegedly contained in our periodic reports and a registration statement filed with the SEC. We have agreed to settle this matter for a maximum of $7.0 million plus approximately $1.0 million in costs and expenses, of which $6.0 million will be paid by two of our directors' and officers' liability insurers. We have agreed to the settlement to avoid the potential of costly litigation, which would have involved significant time of senior management. A third insurer, Lloyd's of London, has refused to contribute the remaining $2.0 million. We believe Lloyd's refusal is wrongful and intend to bring an action against it. To the extent that the amount of our recovery, if any, net of our costs and expenses, is less than $2.0 million, the plaintiffs have agreed to reduce their settlement amount by 50% of the difference between $2.0 million and the recovery amount, to a maximum of $1.0 million if we recover nothing. We have charged operations $1.0 million in the fiscal year ended September 30, 2002 in relation to this settlement, if we are successful in receiving reimbursement from our third insurer, future operations will be benefited.

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




                                                                  High      Low
                                                                 ------   ------
Fiscal 2002
 ----------------
Fourth Quarter ..............................................    $11.24   $ 7.48
Third Quarter ...............................................    $11.65   $ 9.78
Second Quarter ..............................................    $11.24   $ 8.22
First Quarter ...............................................    $ 9.80   $ 7.89
Fiscal 2001
 ----------------
Fourth Quarter ..............................................    $12.90   $ 7.55
Third Quarter ...............................................    $13.81   $ 9.31
Second Quarter ..............................................    $12.38   $10.00
First Quarter ...............................................    $11.63   $ 7.47


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




                                                                                        For the Years Ended September 30,
                                                                             ------------------------------------------------------
                                                                               2002       2001        2000        1999       1998
                                                                             --------   --------    --------    --------   --------
                                                                                      (in thousands, except per share data)
Income statement data:
Revenues:
Energy...................................................................    $ 97,912   $ 94,806    $ 70,552    $ 55,093   $  6,734
Real estate finance......................................................      16,582     16,899      18,649      45,907     55,834
Interest and other.......................................................       6,269      6,601      11,460       8,525      7,263
                                                                             --------   --------    --------    --------   --------
 Total revenues..........................................................    $120,763   $118,306    $100,661    $109,525   $ 69,831
                                                                             ========   ========    ========    ========   ========
Income from continuing operations before income taxes and cumulative
  effect of a change in accounting principle.............................    $ 11,772   $ 20,410    $  7,882    $ 35,775   $ 41,127
Provision for income taxes...............................................       3,414      6,327       2,401      11,262     13,123
                                                                             --------   --------    --------    --------   --------
Income from continuing operations before cumulative effect of a change in
  accounting principle...................................................       8,358     14,083       5,481      24,514     28,004
                                                                             --------   --------    --------    --------   --------
 Net (loss) income.......................................................    $ (3,309)  $  9,829    $ 18,165    $ 18,460   $ 27,611
                                                                             ========   ========    ========    ========   ========
Net (loss) income per common share-basic:
From continuing operations before discontinued operations and cumulative
  effect of change in accounting principle...............................    $    .48   $    .78    $    .24    $   1.10   $   1.67
                                                                             ========   ========    ========    ========   ========
 Net (loss) income per common share-basic................................    $   (.19)  $    .55    $    .78    $    .83   $   1.65
                                                                             ========   ========    ========    ========   ========
Net (loss) income per common share-diluted:
From continuing operations before discontinued Operations and cumulative
  effect of change in accounting principle...............................    $    .47   $    .76    $    .23    $   1.07   $   1.62
                                                                             ========   ========    ========    ========   ========
 Net (loss) income per common share-diluted..............................    $   (.19)  $    .53    $    .76    $    .81   $   1.60
                                                                             ========   ========    ========    ========   ========
Cash dividends per common share..........................................    $    .13   $    .13    $    .13    $    .13   $    .13
                                                                             ========   ========    ========    ========   ========
Balance sheet data:
Total assets.............................................................    $467,498   $466,464    $507,831    $540,132   $415,561
Long-term debt (including current maturities)............................    $155,510   $150,131    $134,932    $234,028   $140,280
Stockholders' equity.....................................................    $233,539   $235,459    $281,215    $263,789   $236,478

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


   Since fiscal 1999, our energy operations have become an increasingly significant aspect of our company. This results not only from our acquisitions of energy companies and energy assets, but also from the sale of our proprietary small ticket leasing business in fiscal 2000 and our decision, also in fiscal 2000, to focus our real estate finance operations on managing our existing portfolio rather than acquiring new real estate loans. In fiscal 2002, we began to pursue expansion of our financial services and real estate operations through sponsorship of investment partnerships. Neither our financial services nor our real estate investment partnerships constituted a material portion of our business at September 30, 2002. We show the expansion of our energy operations over the past three years in the following tables, which we have restated to reflect the sale of our proprietary small ticket equipment leasing business:

                  Revenues as a Percent of Total Revenues (1)




                                                                                                                    Years Ended
                                                                                                                   September 30,
                                                                                                                -------------------
                                                                                                                2002    2001   2000
                                                                                                                ----    ----   ----
Energy......................................................................................................     81%     80%    71%
Real estate finance.........................................................................................     14%     14%    19%


                    Assets as a Percent of Total Assets (2)


                                                                                                                    Years Ended
                                                                                                                   September 30,
                                                                                                                -------------------
                                                                                                                2002    2001   2000
                                                                                                                ----    ----   ----
Energy......................................................................................................     39%     38%    29%
Real estate finance.........................................................................................     44%     44%    40%

---------------
(1) The balance (5% in 2002, 6% in 2001 and 10% in 2000) is attributable to revenues derived from corporate assets not attributable to a specific industry segment.
(2) The balance (17% in 2002, 18% in 2001 and 31% in 2000) is attributable to corporate assets not attributable to a specific industry segment.

Results of Operations: Energy

   The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil sales, and production costs per Mcfe for our energy operations during fiscal 2002, 2001 and 2000:





                                                                                                         Years Ended September 30,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                       -------    -------   -------
                                                                                                              (in thousands)
Revenues:
 Production........................................................................................    $28,916    $36,681   $25,231
 Well drilling.....................................................................................     55,736     43,464    31,869
 Well services.....................................................................................      7,871      8,946     8,682
 Transportation....................................................................................      5,389      5,715     4,770
                                                                                                       -------    -------   -------
                                                                                                       $97,912    $94,806   $70,552
                                                                                                       =======    =======   =======
Costs and expenses:
 Production and exploration........................................................................    $ 8,264    $ 7,846   $ 8,339
 Exploration.......................................................................................      1,571      1,661     1,110
 Well drilling.....................................................................................     48,443     36,602    25,806
 Well services.....................................................................................      3,938      4,151     3,772
 Transportation....................................................................................      2,052      2,001     2,842
 Non-direct........................................................................................      7,753      9,376     7,619
                                                                                                       -------    -------   -------
                                                                                                       $70,450    $59,976   $48,378
                                                                                                       =======    =======   =======




                                                                                                         Years Ended September 30,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                       -------    -------   -------
Revenues (in thousands):
 Gas (1)...........................................................................................    $25,359    $31,945   $20,286
 Oil...............................................................................................    $ 3,533    $ 4,535   $ 4,802
Production volumes:
 Gas (Mcf/day) (1) (2).............................................................................     19,499     17,377    17,596
 Oil (Bbls/day)....................................................................................        473        486       535
Average sales prices:
 Gas (per Mmcf) (2) (3)............................................................................    $  3.56    $  5.04   $  3.15
 Oil (per Bbl).....................................................................................    $ 20.45    $ 25.56   $ 24.50
Production costs (4):
 As a percent of sales.............................................................................         23%        16%       29%
 Per Mcfe..........................................................................................    $   .82    $   .84   $   .95



---------------
(1) Excludes sales of residual gas and sales to landowners.
(2) As used in this discussion, "Mcf" and Mmcf" means thousand cubic feet and million cubic feet; "Mcfe" and Mmcfe" means thousand cubic feet equivalent and million cubic feet equivalent, and "Bbls" means barrels. Bbls are converted to Mcfs equivalent using the ratio of 6 Bbls to one Mcf.
(3) Our average sales price before the effects of hedging was $3.57, $5.13 and $3.28 for the years ended 2002, 2001 and 2000, respectively.
(4) Production cots include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

   Our well drilling revenues and expenses represent the billing and costs associated with the completion of 242, 234 and 168 net wells for partnerships sponsored by Atlas America in fiscal 2002, 2001 and 2000, respectively. The following table sets forth information relating to these revenues and costs and expenses during the periods indicated:


                                                                                                          Years Ended September 30,
                                                                                                          -------------------------
                                                                                                           2002      2001     2000
                                                                                                          ------    ------   ------
                                                                                                                (in thousands)
Average revenue per well..............................................................................    $  230    $  186   $  190
Average cost per well.................................................................................       200       156      154
                                                                                                          ------    ------   ------
Average gross profit per well.........................................................................    $   30    $   30   $   36
                                                                                                          ======    ======   ======
Gross profit margin...................................................................................     7,293     6,862    6,063
                                                                                                          ======    ======   ======
Gross margin percent..................................................................................        13%       16%      19%
                                                                                                          ======    ======   ======


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


   Our oil revenues were $3.5 million in fiscal 2002, a decrease of $1.0 million (22%) from $4.5 million in fiscal 2001. The decrease resulted from a 20% decrease in the average sales price of oil and a 3% decrease in production volumes. The $1.0 million decrease in oil revenues consisted of $906,000 attributable to price decreases, and $96,000 attributable to volume decreases. Although oil prices were lower in fiscal 2002 than in fiscal 2001, the prices we have received for our oil sold, subsequent to year end, have increased to an average of $25.00 per barrel through November 2002. The decrease in oil volumes is a result of the natural production decline inherent in the life of a well, this decline was not offset by new wells added, as the majority of the wells we have drilled during the past several years have targeted gas reserves.

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

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001 - (continued)

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


   While we continue to seek production efficiencies and reduce our average production cost from $.84 per Mcf in fiscal 2001 to $.82 per Mcf in fiscal 2002, our aggregate production costs and exploration costs increased $418,000 (5%) to $8.3 million in fiscal 2002 from $7.8 million in fiscal 2001 as a result of an increase in the number of wells in which we have an interest and transportation expenses associated with the increased volumes we produced to our interest.

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

Year Ended September 30, 2002 Compared to Year Ended September 30, 2000 -- (continued)

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


   Our transportation revenues increased slightly due to volumes associated with the additional wells drilled and pipelines acquired. Our transportation expenses decreased $841,000 (30%) in fiscal 2001 as a result of certain maintenance and repair costs incurred in fiscal 2000 associated with our acquisition of Viking Resources in August 1999.

   Our production and exploration costs decreased $493,000 (6%) to $7.8 million in fiscal 2001 from $8.3 million in fiscal 2000. The decrease in fiscal 2001 as compared to fiscal 2000 reflects efficiencies we realized through our consolidation of field operations subsequent to various acquisitions offset by increased personnel and operating expenses resulting from our increased drilling activities. Average production costs decreased $.11 (12%) to $.84 per Mcf in fiscal 2001 from $.95 per Mcf in fiscal 2000.


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

   The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:





                                                                                                         Years Ended September 30,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                       -------    -------   -------
                                                                                                              (in thousands)
Revenues:
 Interest..........................................................................................    $ 9,907    $ 9,251   $11,229
 Accreted discount (net of collection of interest).................................................      3,212      5,923     5,802
 Equity in earnings (loss) of equity investee......................................................        454       (329)     (219)
 Gains on resolutions of loans and loan payments in excess of the
   carrying value of loans.........................................................................      2,398      1,612     1,443
 Net rental and fee income.........................................................................        611        442       394
                                                                                                       -------    -------   -------
                                                                                                       $16,582    $16,899   $18,649
                                                                                                       =======    =======   =======
Cost and expenses..................................................................................    $ 2,423    $ 1,504   $ 3,256
                                                                                                       =======    =======   =======


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

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

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

   o An increase in equity in earnings (loss) of equity investee of $783,000 primarily resulting from an increase in our equity earnings in one real estate joint venture in which we own a 50% equity interest.

   o An increase in net rental and fee income of $169,000 to $611,000 in fiscal 2002 from $442,000 in fiscal 2001, primarily resulting from the receipt of a consulting fee from another real estate joint venture in which we own a 25% equity interest.

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

Year Ended September 30, 2002 Compared to Year Ended September 30, 2000

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


   o An increase of $110,000 (50%) in equity in loss of equity investee resulting from a non-cash loss associated with depreciation and other non-cash charges allocated to our interest.

   o An increase of $48,000 (12%) in net rental and fee income during fiscal 2001, to $442,000 from $394,000 in fiscal 2000, primarily resulting from an increase in service fees.

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

Results of Operations: Other Revenues, Costs and Expenses


   Our interest and other income was $6.3 million in fiscal 2002, a decrease of $332,000 (5%) as compared to $6.6 million fiscal 2001. The following table sets forth information relating to interest and other income during the periods indicated:


                                                                                                          Years Ended September 30,
                                                                                                         --------------------------
                                                                                                          2002      2001      2000
                                                                                                         ------    ------   -------
                                                                                                               (in thousands)
Interest income......................................................................................    $1,242    $3,199   $ 8,610
Dividend income......................................................................................     3,276     2,170     1,705
Gains (losses) on sales of property and equipment....................................................       315       (54)      179
Other................................................................................................     1,436     1,286       966
                                                                                                         ------    ------   -------
                                                                                                         $6,269    $6,601   $11,460
                                                                                                         ======    ======   =======


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


   We own 51% of the partnership interests in Atlas Pipeline Partners through both our general partners' interest and the subordinated units we received at the closing of Atlas Pipeline Partners' public offering. The minority interest in Atlas Pipeline Partners is the interest of Atlas Pipeline Partners' common unitholders. Because we own more than 50% of Atlas Pipeline Partners, we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline Partners earnings was $2.6 million for the twelve months ended September 30, 2002, as compared to $4.1 million for the twelve months September 30, 2001, a decrease of $1.5 million (36%). This decrease was the result of a decrease in Atlas Pipeline Partners' net income principally caused by decreases in transportation fees received. These fees vary with the price of natural gas, which on average, was lower in fiscal 2002 than 2001.

   Our effective tax rate decreased to 29% in fiscal 2002 as compared to 31% in fiscal 2001 as a result of a decrease in the amortization of goodwill in fiscal 2002 as compared fiscal 2001. We adopted SFAS 142 on October 1, 2001, which eliminates the amortization of goodwill, and replaces it with a requirement that goodwill be assessed periodically for impairment and an expense recognized to the extent of any impairment not previously recognized.

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


   Our general and administrative expenses were $5.7 million in fiscal 2001, a decrease of $2.2 million (28%) from $7.9 million in fiscal 2000. The decrease primarily resulted from decreases in pension expense and salary and benefits of $2.4 million as we redeployed certain personnel and their related payroll costs to energy operations from general and administrative costs.

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

Discontinued Operations and Cumulative Effect of Change in Accounting
Principle

   In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets", our decision in fiscal 2002 to dispose of Optiron Corporation, our former energy technology investment accounted for by the equity method, resulted in the presentation of Optiron as a discontinued operation for the three years ended September 30, 2002. We had held a 50% equity interest in Optiron; as a result of the disposition, we, currently hold a 10% equity interest, in Optiron.


   The cumulative effect of change in accounting principle relates to Optiron which adopted SFAS 142 on January 1, 2002, and as a result of this adoption, realized an impairment and write-down on its books of goodwill associated with the on-going viability of the product with which the goodwill was associated. This impairment resulted in a cumulative effect adjustment of $1.9 million on Optiron's books, and as a result, we recorded our 50% share of this adjustment.

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


                                                                                                       Years Ended September 30,
                                                                                                    -------------------------------
                                                                                                      2002        2001       2000
                                                                                                    --------    --------   --------
                                                                                                             (in thousands)
Provided by continuing operations...............................................................    $  6,827    $ 19,271   $ 15,386
(Used in) provided by investing activities......................................................     (24,864)    (28,233)   175,273
Used in financing activities....................................................................      (3,477)    (58,385)   (77,358)
Used in discontinued operations.................................................................      (1,398)     (1,112)   (28,698)
                                                                                                    --------    --------   --------
(Decrease) increase in cash and cash equivalents................................................    $(22,912)   $(68,459)  $ 84,603
                                                                                                    ========    ========   ========



   Our liquidity is affected by national, regional and local economic trends and uncertainties as well as trends and uncertainties more particular to us, including natural gas prices, interest rates, our ability to raise funds through our sponsorship of investment partnerships and the maturity in 2004 of substantial amounts of debt. While the current favorable natural gas pricing and interest rate environment have been positive contributors to our liquidity, and lead us to believe that we will be able to refinance, or renew, our indebtedness as it matures, there are numerous risks and uncertainties involved. Factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, are described in "Risk Factors" and in "-Results of Operations", "-Changes in Prices and Inflation", and "-Contractual Obligations and Commercial Commitments."

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

   Cash flows from financing activities. Net cash used in our financing activities decreased $54.9 million in fiscal 2002 as compared to fiscal 2001. The decrease was primarily due to our repurchase $54.7 million of our common stock as a result of our dutch auction tender offer in fiscal 2001.

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


   o Investments in real estate loans and ventures and principal payments on notes receivable increased cash flows used by $64.3 million in fiscal 2001 and compared to fiscal 2000 as a result of the purchase of two loan participations in fiscal 2001 and the repayment of a loan in fiscal 2000.

   Cash used in financing activities. Net cash flows used in our financing activities decreased $19.0 million in fiscal 2001 as compared to fiscal 2000 primarily as a result of the following:

   o Net borrowings under our credit agreements increased cash flow by $94.0 million in fiscal 2001 as compared to fiscal 2000. In energy, borrowings increased by approximately $41.9 million, while in real estate finance we repaid indebtedness of $58.9 million with the proceeds received from a borrower financing in fiscal 2000.

   o We used $57.8 million in cash in fiscal 2001 to repurchase shares of our common stock in a dutch auction tender offer.

   o We received net proceeds totaling $15.3 million in fiscal 2000 from the initial public offering of Atlas Pipeline Partners.

Capital Requirements


   During fiscal 2002, our capital requirements related primarily to our investments in our drilling partnerships. In fiscal 2002, we invested approximately $21.3 million in our drilling partnerships and pipeline extensions as compared to $14.1 million in fiscal 2001. In fiscal 2002, we funded these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. We, through our energy subsidiaries, have established two credit facilities with banks to facilitate the funding of our capital expenditures. In December 2002, we obtained an increase in our borrowing base on our Wachovia credit facility to $52.5 million. We also anticipate obtaining a larger credit facility to fund our expansion of Atlas Pipeline Partners' gas gathering systems.

   We have a wide degree of discretion in the level of capital expenditures we must devote in our energy operations on an annual basis and the timing of our development. These expenditures are dependent upon the level of funds raised through investment partnerships. We have budgeted to raise up to $60.0 million in fiscal 2003 through drilling partnerships which we sponsor. We believe cash flow from operations and amounts available under our credit facilities will be adequate to fund our contributions to these partnerships. The level of our capital expenditures will vary in the future depending on commodity market conditions, among others things.


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

Changes in Prices and Inflation


   Our revenues, the value of our assets, our ability to obtain bank loans or additional capital on attractive terms and our ability to finance our drilling activities through investment partnerships have been and will continue to be affected by changes in oil and gas prices. Natural gas and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. During fiscal 2002, we received an average of $3.56 per Mcf of natural gas and $20.45 per barrel of oil as compared to $5.04 per Mcf of natural gas and $25.56 per Bbl of oil in fiscal 2001. However, in the first quarter of fiscal 2003, the natural gas and oil prices we have currently received have increased over the average prices we received in fiscal 2002.


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


                                                                                                    Payments Due By Period
                                                                                                        (in thousands)
                                                                                           ----------------------------------------
                                                                                          Less than      1 - 3     4 - 5    After 5
Contractual cash obligations:                                                   Total       1 Year       Years     Years     Years
                                                                               --------   ---------    --------    ------   -------
Long-term debt.............................................................    $155,510     $4,320     $148,745    $2,445      $-
Capital lease obligations..................................................           -          -            -         -       -
Operating leases...........................................................       4,835      1,517        2,062     1,256       -
Unconditional purchase obligations.........................................           -          -            -         -       -
Other long-term obligations................................................           -          -            -         -       -
                                                                               --------     ------     --------    ------      --
Total contractual cash obligations.........................................    $160,345     $5,837     $150,807    $3,701      $-
                                                                               ========     ======     ========    ======      ==



                                                                                             Amount of Commitment Expiration Per
                                                                                                            Period
                                                                                                        (in thousands)
                                                                                           ----------------------------------------
                                                                                          Less than     1 - 3     4 - 5     After 5
Other commercial commitments:                                                   Total       1 Year      Years     Years      Years
                                                                               --------   ---------    -------    ------   --------
Lines of credit............................................................    $ 17,422    $ 7,609     $ 9,395    $  418   $      -
Standby letter of credit...................................................       1,260      1,260           -         -          -
Guarantees.................................................................       2,168         90       2,078         -          -
Standby replacement commitments............................................      10,577      2,728       7,849         -          -
Other commercial commitments...............................................     195,075      2,296      61,345     4,162    127,272
                                                                               --------    -------     -------    ------   --------
Total commercial commitments...............................................    $226,502    $13,983     $80,667    $4,580   $127,272
                                                                               ========    =======     =======    ======   ========


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

Accounts Receivable and Investments in Real Estate Loans, Ventures and Allowance for Possible Losses.


   Each of our business segments engages in credit extension, monitoring, and collection.


   In energy, we also perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of our customer's credit information. We extend credit on an unsecured basis to many of our energy customers. At September 30, 2002, our credit evaluation have indicated that we have no need for an allowance for possible losses for our oil and gas receivables.

   In real estate loans and ventures, we consider general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of our loans and ventures. The value of loans and ventures may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. We reduce our investment in real estate loans and ventures by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or venture or general to all loans or ventures. As of September 30, 2002 and 2001, we had investments in real estate loans and ventures of $202.4 million and $206.4 million, net of an allowance for possible losses of $3.5 million and $2.5 million, respectively. We believe our allowance for possible losses is adequate at September 30, 2002. However, an adverse change in the facts and circumstances with regard to one of our larger loans or venture could cause us to experience a loss in excess of our allowance.

   We believe the level of our allowance for possible losses is reasonable based on our experience and our analysis of the net realizable value of our receivables at September 30, 2002. We cannot guarantee that we will continue to experience the same loss rates that we have experienced in the past since adverse changes in the oil and gas and real estate markets, or changes in the liquidity or financial position of our borrowers, customers and ventures, could have a material adverse effect on the realization of our receivables, ventures and our future operating results. If losses exceed established allowances, our results of operation and financial condition may be adversely affected.


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



   Commodity Price Risk. Our major market risk exposure in commodities is fluctuations in the pricing of our gas and oil production. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years. To hedge exposure to changing natural gas prices we use financial hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for expected production volumes. This allows us to forecast future earnings within a predictable range.

   Our contract with First Energy Solutions Corporation allows us from time to time to "lock in" the sale price for some of our natural gas production volumes to be delivered in either the current month or in future months, rather than selling those same production volumes at contract prices in the month produced. Annually, we negotiate with certain purchasers to deliver a portion of natural gas produced for the upcoming twelve months. Most of these contracts are indexed based and the price we receive for our gas changes as the underlying index changes. Throughout the year, at our discretion, we are permitted to designate a portion of our negotiated production volumes to be purchased at the prevailing contract price at that time, for delivery in either the current month or in future production months. For the fiscal year ended September 30, 2002, approximately 38% of produced volumes were sold in this manner. For the fiscal year ending September 30, 2003, we estimate in excess of 53% of our produced natural gas volumes will be sold in this manner, leaving the remaining 47% of our produced volumes to be sold at contract prices in the month produced or at spot market prices. Considering those volumes already designated for the fiscal year ending September 30, 2003, and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in approximately a 6% change in our projected natural gas revenues.


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

  Open                  Volumes of                  Settlement Date               Weighted Average                Unrealized
Contracts            Natural Gas (Dth)               Quarter Ended                 Price Per Dth                    Losses
 --------        -------------------------      -------------------------     -----------------------       ---------------------
      36                         100,800        December 2002                                $ 3.58         $             (73,500)
      59                         165,200        March 2003                                     3.56                       (81,100)
     105                         294,000        June 2003                                      3.57                      (101,900)
      67                         187,600        September 2003                                 3.63                       (60,100)

  ------          ----------------------                                                                    ---------------------
     267                         747,600                                                     $ 3.58         $            (316,600)

  ======          ======================                                        ==================          =====================

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

Financial Services

   In June 2002, LEAF Financial Corporation, our equipment--leasing subsidiary, entered into a $10.0 million secured revolving credit facility with National City Bank. The facility is guaranteed by us and has a term of 364 days. Outstanding loans will bear interest at one of two rates, elected at borrower's option; (i) the lender's prime rate plus 200 basis points, or (ii) LIBOR plus 300 basis points. As of September 30, 2002, the balance outstanding was $2.4 million at an average interest rate of 4.81%. A hypothetical 10% change in the average interest rate on this facility would have an immaterial effect on our earnings, cash flow and financial position.

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

   o all senior lien interests are at fixed rates and are thus not subject to interest rate fluctuation that would affect payments to us; and

   o each loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flow were to exceed the interest due, as originally underwritten. For information regarding specific loans, you should review
     Item 1 of this report, "Business - Real Estate Finance - Loan Status", and the tables included in that section.


                                                 Portfolio Loans, Aggregated by Maturity Dates,(1) as of and for the Years Ended
                                                                                 September 30,
                                             --------------------------------------------------------------------------------------
                                               2003(2)     2004       2005           2006       2007     Thereafter       Totals
                                             -----------   ----    -----------   -----------    ----    ------------   ------------
Outstanding loan receivable balances (to
  our net interest)......................    $65,427,265    n/a    $14,383,919   $69,297,777     n/a    $148,200,961   $297,309,922
Carried cost of investment
  (fixed rate)...........................    $22,097,371    n/a    $12,291,391   $24,024,394     n/a    $ 81,296,281   $139,709,437
Average stated interest rate
  (fixed rate)...........................          10.09%   n/a          11.25%         9.53%    n/a           10.60%
Carried cost of investment
  (variable rate)........................    $ 3,898,569    n/a    $   130,415           n/a     n/a    $  5,147,324   $  9,176,308
Average stated interest rate (variable
  rate)..................................           7.40%   n/a            n/a           n/a     n/a            4.90%
Average interest payment
  rate...................................             (3)    (3)            (3)           (3)     (3)             (3)

Third party liens(4).....................    $16,505,621    n/a            n/a   $63,923,149     n/a    $121,890,593   $202,319,363

Average interest rate of senior lien
  interests (fixed
  rate)..................................           9.19%   n/a            n/a           n/a     n/a            7.29%

---------------
(1) Maturity dates of related forbearance agreement or our interest in the loan.


(2) Includes six loans whose forbearance agreements expired during the fiscal year ended September 30, 2002, 2001 and 2000. These loans aggregated $43.3 million of outstanding loan receivables, to our interest. The carried costs of the loans were $21.1 million and the principal balance of the related third party liens was $14.5 million. We continue to forbear from exercising our remedies with respect to these loans since we receive all of the economic benefit from the properties without having to incur the expense of foreclosure.


(3) Pay rates are equal to the net cash flow from the underlying properties after payments on third party liens and, accordingly, depend upon future events not determinable as of the date of this report.

(4) Maturity dates for third party liens according to the maturity of our underlying loans are as follows:


         Maturity Date of             Maturity Dates of
          Portfolio Loans             Third Party Liens     Outstanding Balance
         (Fiscal Year Ended           (Fiscal Year Ended    of Third Party Liens
           September 30)                September 30)      at September 30, 2002
           --------------               -------------      ---------------------
            2000(a)                          2000               $  6,142,737
            2001(a)                          2001                  1,969,000
                                             2007                  2,284,683
            2002(a)                          2003                  1,687,372
                                             2004                  2,400,000
            2003                             2006                  2,021,829
            2006                             2006                 63,923,149
            Thereafter                       2003                    960,958
                                             2003                  1,684,057
                                             2004                    875,000
                                             2004                  1,571,279
                                             2005                  2,273,000
                                             2008                 66,530,920
                                             2008                  2,373,444
                                             2009                  8,977,893
                                             2009                  2,861,608
                                             2009                  3,343,363
                                             2009                 13,655,075
                                             2009                 14,987,960
                                             2014                  1,796,036
                                                                ------------
Total                                                           $202,319,363
                                                                ============

---------------
(a) The forbearance agreements with respect to these loans came due during the fiscal years ended September 30, 2002, 2001 and 2000. We continue to forbear from exercising our remedies with respect to these loans since we believe we receive all of the economic benefit from the properties without having to incur the expense of foreclosure.

   The following table sets forth information concerning one of the 30 loans held in our portfolio at September 30, 2002 that we believe may be deemed to be interest rate sensitive.

Outstanding receivable balance (to our net interest)............    $ 51,990,241
Carried cost of investment......................................    $ 38,655,862
Interest payment rate...........................................    Net cash flow from property underlying loan Stated rate: 10.0%
Third party lien................................................    $ 58,416,000
Interest rate (third party lien)................................    Stated rate: LIBOR plus 200 basis points; Current rate: 8.8%
Maturity date (third party lien)................................    10/01/05


   For a discussion of the changes in our loan portfolio, you should read Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operation: Real Estate Finance."

Corporate Liabilities

   The following table sets forth certain information regarding our debt obligations as of September 30, 2002. For further information regarding our senior notes and credit facilities, you should read Item 1, "Business - Credit Facilities and Senior Notes", and Note 6 to the Consolidated Financial Statements.


                                                                            Debt Obligations, Aggregated by Maturity Date as of and
                                                                                        for the Years Ended September 30,
                                                                            -------------------------------------------------------
                                                                            2003      2004       2005      2006     2007     Total
                                                                           ------    -------   -------    ------    -----   -------
                                                                                             (dollars in thousands)
Fixed rate .............................................................   $    -    $66,211   $     -    $    -    $   -   $66,211
Average interest rate ..................................................        -      11.97%        -         -        -         -
Variable rate ..........................................................   $4,320    $36,867   $45,667    $2,041    $ 404   $89,299
Average interest rate ..................................................     5.15%      4.63%     3.93%      5.6%    5.45%        -


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

                             RESOURCE AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2002 AND 2001




                                                               2002       2001
                                                             --------   --------
                                                               (in thousands,
                                                             except share data)
ASSETS
Current assets:
 Cash and cash equivalents ..............................    $ 25,736   $ 48,648
 Accounts receivable ....................................      16,060     18,197
 Assets held for disposal ...............................       5,488      7,141
 Prepaid expenses .......................................       2,696        762
                                                             --------   --------
   Total current assets..................................      49,980     74,748
Investments in real estate loans and ventures ...........     202,423    206,400
Investment in RAIT Investment Trust .....................      29,580     20,909
Property and equipment:
 Oil and gas properties and equipment (successful
  efforts)...............................................     126,983    106,795
 Gas gathering and transmission facilities ..............      28,091     23,608
 Other ..................................................       8,390      7,310
                                                             --------   --------
                                                              163,464    137,713
Less - accumulated depreciation, depletion and
  amortization...........................................     (44,287)   (34,739)
                                                             --------   --------
 Net property and equipment .............................     119,177    102,974
Goodwill ................................................      37,471     31,420
Intangible assets .......................................       9,589     16,851
Other assets ............................................      19,278     13,162
                                                             --------   --------
                                                             $467,498   $466,464
                                                             ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt ......................    $  4,320   $  8,560
 Accounts payable .......................................      12,378     18,264
 Accrued interest .......................................       1,760      1,721
 Liabilities associated with assets held for disposal ...      11,317          -
 Accrued liabilities ....................................       9,808      6,255
 Estimated income taxes .................................         893        288
 Deferred revenue on drilling contracts .................       4,948     13,770
                                                             --------   --------
   Total current liabilities.............................      45,424     48,858
Long-term debt:
 Senior .................................................      65,336     66,826
 Non-recourse ...........................................      68,220     62,159
 Other ..................................................      17,634     12,586
                                                             --------   --------
                                                              151,190    141,571
Liabilities associated with assets held for disposal ....       3,144          -
Deferred revenue and other liabilities ..................       1,074      1,578
Deferred income taxes ...................................      13,733     18,682
Minority interest .......................................      19,394     20,316
Commitments and contingencies ...........................           -          -
Stockholders' equity:
 Preferred stock, $1.00 par value: 1,000,000 authorized
  shares.................................................           -          -
 Common stock, $.01 par value: 49,000,000 authorized
  shares.................................................         250        249
 Additional paid-in capital .............................     223,824    223,712
 Less treasury stock, at cost ...........................     (74,828)   (74,080)
 Less ESOP loan receivable ..............................      (1,201)    (1,297)
 Accumulated other comprehensive income .................       5,911      1,657
 Retained earnings ......................................      79,583     85,218
                                                             --------   --------
   Total stockholders' equity............................     233,539    235,459
                                                             --------   --------
                                                             $467,498   $466,464
                                                             ========   ========


          See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



                                                                                                      2002        2001       2000
                                                                                                    --------    --------   --------
                                                                                                    (in thousands, except per share
                                                                                                                 data)
REVENUES
Energy..........................................................................................    $ 97,912    $ 94,806   $ 70,552
Real estate finance.............................................................................      16,582      16,899     18,649
Interest and other..............................................................................       6,269       6,601     11,460
                                                                                                    --------    --------   --------
                                                                                                     120,763     118,306    100,661
COSTS AND EXPENSES
Energy..........................................................................................      70,450      59,976     48,378
Real estate finance.............................................................................       2,423       1,504      3,256
General and administrative......................................................................       7,143       5,680      7,894
Depreciation, depletion and amortization........................................................      11,161      11,038      9,872
Interest........................................................................................      12,816      14,736     18,632
Provision for possible losses...................................................................       1,393         863        936
Provision for legal settlement..................................................................       1,000           -          -
Termination charge..............................................................................           -           -      1,753
Minority interest in Atlas Pipeline Partners, L.P...............................................       2,605       4,099      2,058
                                                                                                    --------    --------   --------
                                                                                                     108,991      97,896     92,779
                                                                                                    --------    --------   --------
Income from continuing operations before income taxes...........................................      11,772      20,410      7,882
Provision for income taxes......................................................................       3,414       6,327      2,401
                                                                                                    --------    --------   --------
Income from continuing operations...............................................................       8,358      14,083      5,481
                                                                                                    --------    --------   --------
Discontinued operations:
 (Loss) income on discontinued operations, net of income tax benefit (provision) of $5,944,
   $2,439 and ($8,266)..........................................................................     (11,040)     (4,254)    12,684
Cumulative effect of a change in accounting principle, net of taxes of $336.....................        (627)          -          -
                                                                                                    --------    --------   --------
Net income (loss)...............................................................................    $ (3,309)   $  9,829   $ 18,165
                                                                                                    ========    ========   ========
Net income (loss) per common share - basic:
From continuing operations......................................................................    $    .48    $    .78   $    .24
Discontinued operations.........................................................................        (.63)       (.23)       .54
Cumulative effect of a change in accounting principle...........................................        (.04)          -          -
                                                                                                    --------    --------   --------
Net income (loss) per common share - basic......................................................    $   (.19)   $    .55   $    .78
                                                                                                    ========    ========   ========
Weighted average common shares outstanding......................................................      17,446      17,962     23,413
                                                                                                    ========    ========   ========
Net income (loss) per common share - diluted:
From continuing operations......................................................................    $    .47    $    .76   $    .23
Discontinued operations.........................................................................        (.62)       (.23)       .53
Cumulative effect of a change in accounting principle...........................................        (.04)          -          -
                                                                                                    --------    --------   --------
Net income (loss) per common share - diluted....................................................    $   (.19)   $    .53   $    .76
                                                                                                    ========    ========   ========
Weighted average common shares..................................................................      17,805      18,436     23,828
                                                                                                    ========    ========   ========


          See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



                                                                                                         2002      2001       2000
                                                                                                       -------    -------   -------
                                                                                                              (in thousands)
Net (loss) income..................................................................................    $(3,309)   $ 9,829   $18,165
Unrealized gain on investment in RAIT Investment Trust, net of taxes of $2,305, $1,350 and $413....      4,475      2,622       788
Unrealized (loss) gain on natural gas futures and option contracts, net of taxes of $105 and ($5)..       (221)         9         -
                                                                                                       -------    -------   -------
Comprehensive income...............................................................................    $   945    $12,460   $18,953
                                                                                                       =======    =======   =======


          See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
                       (in thousands, except share data)




                                                            Common Stock               Additional            Treasury Stock
                                                    -----------------------------       Paid-In       -----------------------------
                                                       Shares          Amount           Capital          Shares          Amount
                                                   -------------    -------------    -------------   -------------    -------------
Balance, September 30, 1999 ....................     24,385,279         $244           $221,084        (1,071,432)      $(17,002)
Treasury shares issued .........................                                           (917)           66,450          1,396
Issuance of common stock .......................        236,683            2              1,194
Purchase of treasury shares ....................                                                          (25,000)          (172)
Other comprehensive income .....................
Cash dividends ($.13 per share) ................
Repayment of ESOP loan .........................
Net income .....................................
                                                     ----------         ----           --------        ----------       --------
Balance, September 30, 2000 ....................     24,621,962         $246           $221,361        (1,029,982)      $(15,778)
Treasury shares issued .........................                                           (407)           33,916            804
Issuance of common stock .......................        318,075            3              2,758
Cancellation of shares issued ..................                                                         (153,526)        (1,305)
Purchase of treasury shares ....................                                                       (6,349,021)       (57,801)
Other comprehensive income .....................
Cash dividends ($.13 per share) ................
Repayment of ESOP loan .........................
Net income .....................................
                                                     ----------         ----           --------        ----------       --------
Balance, September 30, 2001 ....................     24,940,037         $249           $223,712        (7,498,613)      $(74,080)
Treasury shares issued .........................                                           (429)           31,537            769
Issuance of common stock .......................        104,029            1                297
Tax benefit from employee stock option .........                                            244
Purchase of treasury shares ....................                                                         (156,122)        (1,517)
Other comprehensive income .....................
Cash dividends ($.13 per share) ................
Repayment of ESOP loan .........................
Net loss .......................................
                                                     ----------         ----           --------        ----------       --------
Balance, September 30, 2002 ....................     25,044,066         $250           $223,824        (7,623,198)      $(74,828)
                                                     ==========         ====           ========        ==========       ========


                                                                                      Accumulated
                                                                        ESOP             Other                           Totals
                                                                        Loan         Comprehensive      Retained      Stockholders'
                                                                     Receivable      Income (Loss)      Earnings         Equity
                                                                    -------------    -------------   -------------    -------------
Balance, September 30, 1999.....................................       $(1,488)         $(1,762)        $62,713         $263,789
Treasury shares issued..........................................                                                             479
Issuance of common stock........................................                                                           1,196
Purchase of treasury shares.....................................                                                            (172)
Other comprehensive income......................................                            788                              788
Cash dividends ($.13 per share).................................                                         (3,125)          (3,125)
Repayment of ESOP loan..........................................            95                                                95
Net income......................................................                                         18,165           18,165
                                                                       -------          -------         -------         --------
Balance, September 30, 2000.....................................       $(1,393)         $  (974)        $77,753         $281,215
Treasury shares issued..........................................                                                             397
Issuance of common stock........................................                                                           2,761
Cancellation of shares issued...................................                                                          (1,305)
Purchase of treasury shares.....................................                                                         (57,801)
Other comprehensive income......................................                          2,631                            2,631
Cash dividends ($.13 per share).................................                                         (2,364)          (2,364)
Repayment of ESOP loan..........................................            96                                                96
Net income......................................................                                          9,829            9,829
                                                                       -------          -------         -------         --------
Balance, September 30, 2001.....................................       $(1,297)         $ 1,657         $85,218         $235,459
Treasury shares issued..........................................                                                             340
Issuance of common stock........................................                                                             298
Tax benefit from employee stock option .........................                                                             244
Purchase of treasury shares.....................................                                                          (1,517)
Other comprehensive income......................................                          4,254                            4,254
Cash dividends ($.13 per share).................................                                         (2,326)          (2,326)
Repayment of ESOP loan..........................................            96                                                96
Net loss........................................................                                         (3,309)          (3,309)
                                                                       -------          -------         -------         --------
Balance, September 30, 2002.....................................       $(1,201)         $ 5,911         $79,583         $233,539
                                                                       =======          =======         =======         ========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000




                                                                                                    2002        2001         2000
                                                                                                 ---------    ---------   ---------
                                                                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income............................................................................    $  (3,309)   $   9,829   $  18,165
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
 Depreciation, depletion and amortization....................................................       11,161       11,038       9,872
 Amortization of discount on senior notes and deferred finance costs.........................        1,095        1,005       1,110
 Provision for possible losses...............................................................        1,393          863         936
 Minority interest in Atlas Pipeline Partners, LP............................................        2,605        4,099       2,058
 Equity in (earnings) loss of equity investee................................................         (454)         329         219
 Loss (income) on discontinued operations....................................................       11,040        4,254     (12,684)
 Deferred income taxes.......................................................................       (7,413)        (885)      5,825
 Accretion of discount.......................................................................       (3,212)      (5,923)     (5,802)
 Collection of interest......................................................................        5,243        1,207       5,697
 Cumulative effect of change in accounting principle.........................................          627            -           -
 Gain on asset dispositions..................................................................       (2,507)      (1,738)     (2,678)
 Property impairments and abandonments.......................................................           24          207         877
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable and other assets.................................       (4,507)       3,674      (6,566)
 Decrease in accounts payable and other liabilities..........................................       (4,959)      (8,688)     (1,643)
                                                                                                 ---------    ---------   ---------
Net cash provided by operating activities of continuing operations...........................        6,827       19,271      15,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid in asset acquisitions..........................................................            -       (7,875)          -
Proceeds from sale of subsidiary.............................................................            -            -     126,276
Capital expenditures.........................................................................      (21,967)     (14,210)    (11,066)
Principal payments on notes receivable.......................................................       24,499       29,120      73,259
Proceeds from sale of assets.................................................................          721          490       1,269
(Increase) in other assets...................................................................       (8,083)     (10,150)     (8,933)
Investments in real estate loans and ventures................................................      (19,859)     (25,395)     (5,193)
Decrease in other liabilities................................................................         (175)        (213)       (339)
                                                                                                 ---------    ---------   ---------
Net cash(used in) provided by investing activities of
  continuing operations......................................................................      (24,864)     (28,233)    175,273

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings...................................................................................      173,753      135,021     104,292
Principal payments on borrowings.............................................................     (168,619)    (129,272)   (192,569)
Net proceeds from Atlas Pipeline Partners, L.P. public offering..............................            -            -      15,251
Dividends paid to minority interest of Atlas Pipeline Partners, L.P..........................       (3,623)      (3,783)     (1,921)
Dividends paid...............................................................................       (2,326)      (2,364)     (3,125)
Purchase of treasury stock...................................................................       (1,517)     (57,801)       (172)
Repayment of ESOP loan.......................................................................           96           96          95
Increase in other assets.....................................................................       (1,258)        (702)        (67)
Proceeds from issuance of stock..............................................................           17          420         858
                                                                                                 ---------    ---------   ---------
Net cash used in financing activities of continuing operations...............................       (3,477)     (58,385)    (77,358)
                                                                                                 ---------    ---------   ---------
Net cash used in discontinued operations.....................................................       (1,398)      (1,112)    (28,698)
                                                                                                 ---------    ---------   ---------
(Decrease) increase in cash and cash equivalents.............................................      (22,912)     (68,459)     84,603
Cash and cash equivalents at beginning of year...............................................       48,648      117,107      32,504
                                                                                                 ---------    ---------   ---------
Cash and cash equivalents at end of year.....................................................    $  25,736    $  48,648   $ 117,107
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

Principles of Consolidation


   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for Atlas Pipeline. The Company also owns individual interests in the assets, and is separately liable for its share of liabilities of oil and gas partnerships, whose activities include only exploration and production activities. In accordance with established practice in the oil and gas industry, the Company also includes its pro-rata share of income and costs and expenses of the oil and gas partnerships in which the Company has an interest. All material intercompany transactions have been eliminated.


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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Stock-Based Compensation

   The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted the disclosure requirement of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and provides pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made as if the fair-value based method defined in SFAS No. 123 had been applied.

Comprehensive Income


   Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income" and for the Company include changes in the fair value, net of taxes, of marketable securities and unrealized hedging gains and losses. Accumulated other comprehensive income is related to the following:





                                                                  At September
                                                                       30,
                                                                 ---------------
                                                                  2002     2001
                                                                 ------   ------
                                                                 (in thousands)
Marketable securities - unrealized gains ....................    $6,123   $1,648
Unrealized hedging gains (losses) ...........................      (212)       9
                                                                 ------   ------
                                                                 $5,911   $1,657
                                                                 ======   ======


Operating Segments

   SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance.

Oil and Gas Properties


   The Company follows the successful efforts method of accounting. Accordingly, property acquisition costs, costs of successful exploratory wells, all development costs, and the cost of support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be nonproductive or within twelve months of completion of drilling if this determination cannot be made. The costs associated with drilling and equipping wells not yet completed are capitalized as uncompleted wells, equipment, and facilities. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties, including delay rentals, are expensed as incurred. Production costs, overhead and all exploration costs other than the costs of exploratory drilling are charged to expense as incurred.

   The Company assesses unproved and proved properties periodically to determine whether there has been a decline in value and, if such decline is indicated a loss is recognized. The assessment of significant unproved properties for impairment is on a property-by-property basis. The Company considers whether a dry hole has been drilled on a portion of the property or in close proximity, the Company's intentions of further drilling, the remaining lease term of the property, and its experience in similar fields in close proximity. The Company assesses unproved properties whose costs are individually insignificant in the aggregate, this assessment includes considering the Company's experience of similar situations, the primary lease terms, the average holding period of unproved properties and the relative proportion of such properties on which proved reserves have been found in the past.

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

   Normally no gains or losses are recognized upon the sale or disposition of proved properties, except in transactions that involve a significant amount of reserves in a cost center. The proceeds from the sale of proved properties are generally treated as a reduction of oil and gas property costs. Gains or losses are recognized on the sale or disposal of unproved properties.

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


Investment in RAIT Investment Trust

   The Company accounts for its investment in RAIT in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment is classified as availablef-or-sale and as such is carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

   The following table discloses the unrealized gains relating to the Company's RAIT investment at the periods indicated:





                                                               At September 30,
                                                               -----------------
                                                                2002       2001
                                                               -------   -------
                                                                 (in thousands)
Cost ......................................................    $20,268   $18,378
Unrealized gains ..........................................      9,312     2,531
                                                               -------   -------
Estimated fair value ......................................    $29,580   $20,909
                                                               =======   =======

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

   The following table provides information on other financial instruments:


                                                           Carrying    Estimated
                                                            Amount    Fair Value
                                                           --------   ----------
                                                              (in thousands)
Energy non-recourse debt ..............................    $ 49,345    $ 49,345
Real estate finance debt ..............................      33,214      33,214
Senior debt ...........................................      65,336      67,623
Other debt ............................................       7,615       7,615
                                                           --------    --------
                                                           $155,510    $157,797
                                                           ========    ========


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


Environmental Matters

   The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)


Environmental Matters - (Continued)

    The Company accounts for environmental contingencies in accordance with SFAS No. 5 "Accounting for Contingencies." Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. For the years ended September 30, 2002 and 2001, the Company had no environmental matters requiring specific disclosure or requiring recording of a liability.


Revenue Recognition


Energy


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


   The Company also contracts to drill gas and oil wells owned by the Partnerships. The income from a drilling contract relating to a well is recorded upon substantial completion of the well for turnkey contracts and by percentage of completion for cost-plus contracts. Turnkey contracts are accounted for under the completed contract method. Contracts are considered substantially complete when remaining costs and potential risks are insignificant in amount. The Company determines this on a well-by-well basis to be when the surface equipment has been installed on the well. Under the percentage of completion method, the Company uses the value added method (contract value of total work performed at any reporting date) for measuring progress toward the completion of the drilling contract.

   The Company recognizes transportation revenues at the time the natural gas is delivered to the purchaser.

   The Company recognizes field services revenues at the time the services are performed.


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

                             RESOURCE AMERICA, INC.

Real Estate Finance - (Continued)


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

   Supplemental disclosure of cash flow information:


                                                                                                         Years Ended September 30,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                       -------    -------   -------
                                                                                                               (in thousands)
Interest...........................................................................................    $11,683    $13,976   $17,652
Income taxes paid (refunded).......................................................................    $ 3,243    $13,393   $  (787)
Cancellation of shares issued in contingency settlement............................................    $     -    $ 1,305   $     -
Shares issued in contingency settlement............................................................    $     -    $ 2,089   $     -
Atlas Pipeline units issued in exchange for gas gathering and transmission facilities..............    $     -    $ 2,250   $     -
Buyer's assumption of liabilities upon sale of loan................................................    $     -    $   460   $     -
Tax benefit from employee stock option exercise....................................................    $   244    $     -   $     -
Details of acquisitions:
 Fair value of assets acquired.....................................................................    $     -    $10,555   $     -
 Atlas Pipeline units issued in exchange for gas gathering and
   transmission facilities.........................................................................          -     (2,250)        -
 Liabilities assumed...............................................................................          -       (430)        -
                                                                                                       -------    -------   -------
   Net cash paid...................................................................................    $     -    $ 7,875   $     -
                                                                                                       =======    =======   =======
Disposal of business:
 Other assets received upon disposal of subsidiary.................................................    $     -    $     -   $25,969
                                                                                                       =======    =======   =======


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

                             RESOURCE AMERICA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Earnings (Loss) Per Share

   Basic earnings (loss) per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Earnings (loss) per share -- diluted are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and dilutive potential shares issuable during the period. Dilutive potential shares of common stock consist of the excess of shares issuable under the terms of various stock option and warrant agreements over the number of such shares that could have been reacquired (at the weighted average price of shares during the period) with the proceeds received from the exercise of the options and warrants.

   The components of basic and diluted earnings (loss) per share for each year were as follows:


                                                                                                        Years Ended September 30,
                                                                                                      -----------------------------
                                                                                                        2002       2001       2000
                                                                                                      --------    -------   -------
                                                                                                              (in thousands)
Income (loss) from continuing operations..........................................................    $  8,358    $14,083   $ 5,481
(Loss) income from discontinued operations........................................................     (11,040)    (4,254)   12,684
Cumulative effect of a change in accounting principle.............................................        (627)         -         -
                                                                                                      --------    -------   -------
 Net (loss) income................................................................................    $ (3,309)   $ 9,829   $18,165
                                                                                                      ========    =======   =======
Basic average shares of common stock outstanding..................................................      17,446     17,962    23,413
Dilutive effect of stock option and award plans...................................................         359        474       415
                                                                                                      --------    -------   -------
Dilutive average shares of common stock...........................................................      17,805     18,436    23,828
                                                                                                      ========    =======   =======


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


   In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 was effective for fiscal years beginning after December 31, 2001. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of what constitutes discontinued operations to include more disposal transactions. Under SFAS 144, assets held for sale that are a component of an entity are included in discontinued operations and cash flows will be eliminated from the ongoing operations if the entity does not have any significant continuing involvement in the operations prospectively. The Company early-adopted SFAS 144 as of October 1, 2001 resulting in the classification of the Company's interest in its partially-owned energy technology subsidiary, Optiron Corporation ("Optiron"), as a discontinued operation (See Note 12).

                             RESOURCE AMERICA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Recently Issued Financial Accounting Standards - (Continued)


   In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued.
SFAS 145, which is effective for financial statements issued on or after May 15, 2002, rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 resulted in the reclassification of $180,000 and $1.0 million of pretax gain from extraordinary gain to interest and other revenues and the reclassification of $56,000 and $367,000 of income taxes that had been netted against extraordinary gain to provision for income taxes in 2001 and 2000, respectively, in the consolidated statements of operations.


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


NOTE 3 -- GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS

Goodwill

   On October 1, 2001, the Company early-adopted SFAS 142 "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. At that time, the Company had unamortized goodwill of $31.4 million. The Company has completed the transitional impairment test required upon adoption of SFAS 142. The transitional test, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill did not indicate an impairment loss. The Company will continue to evaluate its goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated. All goodwill recorded on the Company's balance sheets is related to the Company's energy segment.

                             RESOURCE AMERICA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS - (Continued)

Goodwill - (Continued)

   Changes in the carrying amount of goodwill for the periods indicated are as follows:





                                                                                                         Years Ended September 30,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                       -------    -------   -------
                                                                                                               (in thousands)

Goodwill at beginning of period,
(less accumulated amortization of $4,063, $2,612 and $1,452).......................................    $31,420    $28,434   $25,147
Additions to goodwill related to asset acquisitions................................................         15      4,387     4,497
Amortization expense...............................................................................          -     (1,451)   (1,160)
Atlas Pipeline goodwill amortization, whose fiscal year
  began January 1, 2002, at which time it adopted SFAS 142.........................................        (22)         -         -
Leasing platform transferred from goodwill to other assets in
  accordance with SFAS 142 (net of accumulated amortization of $587)...............................       (331)         -         -
Syndication network reclassified from other assets
  in accordance with SFAS 142 (net of accumulated amortization of $711)............................      6,389          -         -
                                                                                                       -------    -------   -------
Goodwill at end of period (net of accumulated amortization
  of $4,209, $4,063 and $2,612)....................................................................    $37,471    $31,420   $28,484
                                                                                                       =======    =======   =======





   Adjusted net income from continuing operations for the years ended September 30, 2001 and 2000 would have been $15.1 million and $6.2 million, respectively, excluding goodwill amortization, net of taxes, using the Company's effective tax rate in fiscal 2001 and 2000 of 31% and 30%, respectively. Adjusted basic income per share from continuing operations for the years ended September 30, 2001 and 2000 would have been $.84 and $.27, respectively. Adjusted diluted income per share from continuing operations for the years ended September 30, 2001 and 2000 would have been $.82 and $.26, respectively.

Intangible Assets

   Intangible assets consist of costs relating to partnership management and operating contracts acquired through acquisitions recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method, over their respective estimated lives, ranging from five to thirteen years. During 2001 an additional $974,000 in management and operating contracts were acquired whose weighted average amortization period is eight years. Amortization expense for the years ended September 30, 2002, 2001 and 2000 were $1.2 million, $1,5 million and $1.3 million, respectively. The aggregate estimated amortization expense for these contracts is approximately $1.2 million for each of the succeeding five years.





                                                               At September 30,
                                                               -----------------
                                                                2002       2001
                                                               -------   -------
                                                                (in thousands)
Partnership management and operating contracts ............    $14,343   $21,443
Leasing platform ..........................................        918         -
                                                               -------   -------
                                                                15,261    21,443
Accumulated amortization ..................................     (5,672)   (4,592)
                                                               -------   -------
Intangible assets, net ....................................    $ 9,589   $16,851
                                                               =======   =======

                             RESOURCE AMERICA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS - (Continued)

Other Assets

   The following table provides information about other assets at the dates indicated.





                                                               At September 30,
                                                               -----------------
                                                                2002       2001
                                                               -------   -------
                                                                (in thousands)
Deferred financing costs, net of accumulative amortization
  of $3,742 and $2,674.....................................    $ 2,122   $ 1,638
Equity method investments in and advances to Trapeza
  entities.................................................      3,085         -
Investments at lower of cost or market ....................      6,137     5,909
Other .....................................................      7,934     5,615
                                                               -------   -------
                                                               $19,278   $13,162
                                                               =======   =======





   Deferred financing costs are amortized over the terms of the related loans (two to seven years).

   Investments in Trapeza entities are accounted for by the equity method of accounting as the Company has the ability to exercise significant influence.

   Investments are accounted for at the lower of cost or market. These include non-marketable investments in entities in which the Company has less than a 20% ownership interest, and in which it does not have the ability to exercise significant influence.


NOTE 4 -- CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

   o In May 2000, the Company sold 100% of the common stock in a wholly--owned subsidiary to RAIT for $1.9 million, recognizing a gain of $273,000.

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

NOTE 5 - INVESTMENTS IN REAL ESTATE LOANS AND VENTURES


   In acquiring real estate loans, the Company focused primarily on the purchase of income producing loans at a discount from both the face value of such loans and the appraised value of the properties underlying the loans. The Company records as income the accretion of a portion of the difference between its cost basis in a loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each loan is allocated between principal and interest. This accretion of discount amounted to $3.2 million, $5.9 million and $5.8 million during the years ended September 30, 2002, 2001, and 2000, respectively. As the Company sells senior lien interests or receives funds from refinancings of its loans by the borrower, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.


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


                                                                September 30,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
                                                                (in thousands)
Loan balance, beginning of period .......................    $192,263   $185,940
New loans ...............................................           -      1,010
Addition to existing loans ..............................      17,185     24,086
Loan write-down .........................................        (559)       (84)
Accretion of discount (net of collection of interest) ...       3,212      5,923
Collections of principal ................................           -     (1,623)
Cost of loans sold ......................................     (24,559)   (22,989)
                                                             --------   --------
Loan balance, end of period .............................     187,542    192,263
Ventures ................................................      18,361     16,666
Allowance for possible losses ...........................      (3,480)    (2,529)
                                                             --------   --------
Balance, loans and ventures, end of period ..............    $202,423   $206,400
                                                             ========   ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 5 - INVESTMENTS IN REAL ESTATE LOANS AND VENTURES - (Continued)


   In determining its allowance for possible losses related to its real estate loans and ventures, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans and its ventures. The value of loans and ventures may also be affected by factors such as the cost of compliance with regulations and liability under applicable environment laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues identified. The Company reduces its investment in real estate loans and ventures by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or venture or general to all loans or ventures.


   The following is a summary of activity in the Company's allowance for possible losses related to real estate loans and ventures for the years ended September 30, 2002 and 2001:


                                                                  September 30,
                                                                 ---------------
                                                                  2002     2001
                                                                 ------   ------
                                                                 (in thousands)
Balance, beginning of year ..................................    $2,529   $2,013
Provision for possible losses ...............................     1,510      600
Write-down ..................................................      (559)     (84)
                                                                 ------   ------
Balance, end of year ........................................    $3,480   $2,529
                                                                 ======   ======


NOTE 6 - DEBT

   Total debt consists of the following:


                                                                September 30,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
                                                               (in thousands)
Senior debt .............................................    $ 65,336   $ 66,826
Non-recourse debt:
 Energy:
   Revolving and term bank loans.........................      49,345     43,284
 Real estate finance:
   Revolving credit facilities...........................      18,000     18,000
   Other.................................................         875        875
                                                             --------   --------
    Total non-recourse debt .............................      68,220     62,159
Other debt ..............................................      21,954     21,146
                                                             --------   --------
                                                              155,510    150,131
Less current maturities .................................       4,320      8,560
                                                             --------   --------
                                                             $151,190   $141,571
                                                             ========   ========


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


   Atlas Pipeline has a $10.0 million revolving credit facility at PNC. Up to $3.0 million of the facility may be used for standby letters of credit. Borrowings under the facility are secured by a lien on and security interest in all the property of Atlas Pipeline and its subsidiaries, including pledges by Atlas Pipeline of the issued and outstanding units of its subsidiaries. The revolving credit facility has a term ending in October 2003 and bears interest at one of two rates, elected at the Partnership's option: (i) the Base Rate plus the Applicable Margin or (ii) the Euro Rate plus the Applicable Margin. As used in the facility agreement, the Base Rate is the higher of (a) PNC Bank's prime rate or (b) the sum of the federal funds rate plus 50 basis points. The Euro rate is the average of specified LIBOR rates divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirements for euro currency funding. The Applicable Margin varies with Atlas Pipeline leverage ratio from between 150 to 200 basis points (for the Euro Rate option) or 0 to 50 basis points (for the Base Rate option). Draws under any letter of credit bear interest as specified under (i), above. The interest rate on outstanding borrowings was 3.27% at September 30, 2002. The credit facility contains financial covenants, including the requirement that Atlas Pipeline maintain: (a) a leverage ratio not to exceed 3.0 to 1.0,
(b) an interest coverage ratio greater than 3.5 to 1.0 and (c) a minimum tangible net worth of $14.0 million. In addition, the facility limits, among other things, sales, leases or transfers of property by Atlas Pipeline, the incurrence by Atlas Pipeline of other indebtedness and certain investments by Atlas Pipeline. As of September 30, 2002 and 2001, $5.6 million and $2.1 million, respectively, was outstanding under these facilities, respectively.


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

   Annual debt principal payments over the next five fiscal years ending September 30 are as follows: (in thousands):


               2003 ..................................   $  4,320
               2004 ..................................   $103,078
               2005 ..................................   $ 45,667
               2006 ..................................   $  2,041
               2007 ..................................   $    404

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 7 - INCOME TAXES

   The following table details the components of the Company's income tax expense from continuing operations for the fiscal years 2002, 2001 and 2000.


                                                                                                           2002      2001     2000
                                                                                                         -------    ------   ------
                                                                                                               (in thousands)
Provision (benefit) for income taxes:
 Current:
   Federal...........................................................................................    $ 6,365    $6,023   $    -
   State.............................................................................................       (619)      158      116
 Deferred............................................................................................     (2,332)      146    2,285
                                                                                                         -------    ------   ------
                                                                                                         $ 3,414    $6,327   $2,401
                                                                                                         =======    ======   ======


   For fiscal 2000, there is no current federal tax provision for continuing operations because of the utilization of the credits and depletion allowance noted in the table below.

   A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:


                                                                                                                    Years Ended
                                                                                                                   September 30,
                                                                                                                -------------------
                                                                                                                2002    2001   2000
                                                                                                                ----    ----   ----
Statutory tax rate..........................................................................................     35%     35%     35%
Statutory depletion.........................................................................................     (4)     (3)     (3)
Non-conventional fuel and low income housing credits........................................................     (3)     (3)    (12)
Excessive employee remuneration.............................................................................      -       2       2
Goodwill....................................................................................................      -       1      10
Tax-exempt interest.........................................................................................     (2)     (2)     (8)
State income tax............................................................................................      3       1       6
                                                                                                                 -      -     ---
                                                                                                                 29%     31%     30%
                                                                                                                 ==      ==     ===



   The components of the net deferred tax liability are as follows:





                                                                September 30,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
                                                               (in thousands)
Deferred tax assets related to:
 Tax credit carryforwards ...............................    $     28   $    168
 Interest receivable ....................................         688      1,153
 Accrued expenses .......................................       7,335      1,977
 Provision for possible losses ..........................       1,185        833
                                                             --------   --------
                                                             $  9,236   $  4,131
                                                             --------   --------
Deferred tax liabilities related to:
 Property and equipment basis differences ...............     (17,447)   (19,329)
 Investments in real estate ventures ....................      (2,491)    (2,515)
 Unrealized gain on investments .........................      (2,899)      (854)
 ESOP benefits ..........................................        (132)      (115)
                                                             --------   --------
                                                              (22,969)   (22,813)
                                                             --------   --------
 Net deferred tax liability .............................    $(13,733)  $(18,682)
                                                             ========   ========

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


NOTE 8 - EMPLOYEE BENEFIT PLANS

   Employee Stock Ownership Plan. The Company sponsors an Employee Stock Ownership Plan ("ESOP"), which is a qualified non-contributory retirement plan established to acquire shares of the Company's common stock for the benefit of all employees who are 21 years of age or older and have completed 1,000 hours of service for the Company. Contributions to the ESOP are made at the discretion of the Board of Directors. In September 1998, the Company loaned $1.3 million to the ESOP, which the ESOP used to acquire 105,000 shares of the Company's common stock. The ESOP loan receivable (a reduction in stockholders' equity) is reduced by the amount of any loan principal reduction resulting from contributions by the Company to the ESOP.


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


                                                (a)                            (b)                               (c)
                                                                                                    Number of securities remaining
                                    Number of securities to be                                      available for future issuance
                                      issued upon exercise of       Weighted-average exercise      under equity compensation plans
Plan category                          outstanding options,       price of outstanding options,   excluding securities reflected in
  -------------                         warrants and rights            warrants and rights                    column (a)
                                    --------------------------    -----------------------------   ---------------------------------
Equity compensation plans
  approved by security holders..             2,463,003                        $9.50                            149,220
Equity compensation plans not
  approved by security holders..                54,495                        $ .11                                  -
                                             ---------                        -----                            -------
Total...........................             2,517,498                        $9.30                            149,220
                                             =========                        =====                            =======


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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - EMPLOYEE BENEFIT PLANS - (Continued)


   In May 1997, stockholders approved the Resource America, Inc. 1997 Key Employee Stock Option Plan. This plan, for which 825,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. In fiscal 2002, 2001 and 2000, options for 4,000, 55,000 and 93,885 shares were issued under this plan, respectively. As of September 30, 2002, 90,000 shares, previously granted to a former officer who continued to serve as a director of the Company, are fully vested pursuant to a separation agreement. The director resigned in October 2002.


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

   Transactions for the four employee stock option plans are summarized as follows:


                                                                           Years Ended September 30,
                                             --------------------------------------------------------------------------------------
                                                        2002                          2001                          2000
                                             --------------------------    --------------------------    --------------------------
                                                            Weighted                      Weighted                      Weighted
                                                            Average                        Average                       Average
                                              Shares     Exercise Price     Shares     Exercise Price     Shares     Exercise Price
                                            ---------    --------------   ---------    --------------    ---------   --------------
Outstanding - beginning of year .........   1,892,447        $10.27       1,642,967        $ 9.38        1,870,035       $ 9.77
 Granted ................................     731,500        $ 8.24         424,000        $11.06          200,000       $ 7.49
 Exercised ..............................    (222,682)       $ 7.93        (155,947)       $ 2.68         (144,568)      $ 2.95
 Forfeited ..............................     (25,761)       $11.06         (18,573)       $13.33         (282,500)      $13.96
                                            ---------                     ---------                      ---------
 Outstanding - end
   of year...............................   2,375,504        $ 9.86       1,892,447        $10.27        1,642,967       $ 9.38
                                            =========        ======       =========        ======        =========       ======
Exercisable, at end of year .............   1,036,006        $10.36         743,213        $ 9.64          560,131       $ 7.10
                                            =========        ======       =========        ======        =========       ======
Available for grant .....................      86,719                        42,458                        447,885
                                            =========                     =========                      =========
Weighted average fair value per share of
  options granted during the year........                    $ 5.10                        $ 8.73                        $ 4.93
                                                             ======                        ======                        ======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 8 - EMPLOYEE BENEFIT PLANS - (Continued)

   The following information applies to employee stock options outstanding as of September 30, 2002:


                                                                          Outstanding                           Exercisable
                                                           ------------------------------------------    --------------------------
                                                                         Weighted
                                                                          Average         Weighted                      Weighted
                        Range of                                        Contractual        Average                       Average
                     Exercise Prices                        Shares     Life (Years)    Exercise Price     Shares     Exercise Price
-------------------------------------------------------    ---------   ------------    --------------    ---------   --------------
$  .92 - $ 2.73........................................      105,338       2.58            $ 2.29          105,338       $ 2.29
$ 7.47 - $  8.08.......................................    1,145,500       5.61            $ 7.82          463,001       $ 7.95
$ 9.19 - $  9.34.......................................      240,000       9.73            $ 9.32                -       $    -
$ 11.03 - $ 11.06......................................      391,666       8.33            $11.06           97,917       $11.06
$ 15.50................................................      493,000       6.64            $15.50          369,750       $15.50
                                                           ---------                                     ---------
                                                           2,375,504                                     1,036,006
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


   SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 or 10 years following vesting; stock volatility, 64%, 68% and 60% in 2002, 2001 and 2000, respectively; risk free interest rate, 4.4%, 5.5% and 6.2% in 2002, 2001 and 2000, respectively, dividends were based on the Company's historical rate. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $6.7 million ($.38 per share), $7.3 million ($.40 per share) and $16.4 million ($.69 per share) in fiscal 2002, 2001 and 2000, respectively.


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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 9 - COMMITMENTS AND CONTINGENCIES

   The Company leases office space and equipment under leases with varying expiration dates through 2007. Rental expense was $2.1 million, $1.9 million and $1.6 million for the years ended September 30, 2002, 2001 and 2000, respectively. At September 30, 2002, future minimum rental commitments for the next five fiscal years were as follows (in thousands):

                2003 ..................................................   $1,517
                2004 ..................................................   $1,073
                2005 ..................................................   $  988
                2006 ..................................................   $  765
                2007 ..................................................   $  492


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

   Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS 138). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivative financial statements are recognized in the financial statements as either assets or liabilities measured as fair value. Changes in the fair value of derivative financial instruments are recognized in income or other comprehensive income, depending on their classification. Upon adoption of SFAS 133, the Company did not incur any transition adjustments to earnings.

   The Company formally documents all relationships between hedging instruments and the items being hedged, including the Company's risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair value of hedged items. When it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices the Company will discontinue hedge accounting for the derivative and further changes in fair value for the derivative will be recognized immediately into earnings. Any gains or losses that were accumulated in other comprehensive income (loss) will be recognized in earnings when the hedged transaction is recognized in earnings.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 10 - HEDGING ACTIVITIES - (Continued)


   At September 30, 2002, the Company had 267 open natural gas futures contracts related to natural gas sales covering 747,600 dekatherm ("Dth") (net to the Company) maturing through September 2003 at a combined average settlement price of $3.58 per Dth. The fair value of the open natural gas futures contracts, $2,995,100 at September 30, 2002, is based on quoted market prices. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company's net unrealized loss related to open NYMEX contracts was approximately $316,600 at September 30, 2002 and its net unrealized gain was approximately $15,000 at September 30, 2001. The unrealized loss of $218,400 net of taxes of $98,200, at September 30, 2002 has been recorded as a liability in the Company's 2002 Consolidated Financial Statements and in Stockholders' Equity as a component of Other Comprehensive Income (loss). The Company recognized a loss of $59,000, $599,000 and $832,000 on settled contracts covering natural gas production for the years ended September 30, 2002, 2001 and 2000, respectively. As of September 30, 2002, all of the deferred net losses on derivative instruments included in accumulated other comprehensive income (loss) are expected to be reclassified to earnings during the next twelve months. The Company recognized no gains or losses during the fiscal year ended September 30, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.


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

   Summarized operating results of the discontinued Optiron operations are as follows:



                                                                                                         Years Ended September 30,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                       -------    -------   -------
                                                                                                              (in thousands)
Loss from discontinued operations before income taxes..............................................    $  (553)   $(1,493)  $(1,132)
Income tax benefit.................................................................................        193        463       396
                                                                                                       -------    -------   -------
Loss from discontinued operations..................................................................    $  (360)   $(1,030)  $  (736)
                                                                                                       =======    =======   =======
Loss on disposal of discontinued operations before income taxes....................................    $(1,971)   $     -   $     -
Income tax benefit.................................................................................        690          -         -
                                                                                                       -------    -------   -------
Loss on disposal of discontinued operations........................................................    $(1,281)   $     -   $     -
                                                                                                       =======    =======   =======



   In February 2000, the Company adopted a plan to sell FLI and subsidiaries, its small ticket equipment leasing business. On August 1, 2000, the Company sold its small ticket equipment leasing subsidiary, Fidelity Leasing, to European American Bank and AEL Leasing Co., Inc., subsidiaries of ABN AMRO Bank, N.V. The Company received total consideration of $152.2 million, including repayment of indebtedness of Fidelity Leasing to the Company; the purchasers also assumed approximately $431.0 million in debt payable to third parties and other liabilities. Of the $152.2 million consideration, $16.0 million was paid by a non-interest bearing promissory note. The promissory note is payable to the extent that payments are made on a pool of Fidelity Leasing lease receivables and refunds are received with respect to certain tax receivables. In addition, $10.0 million was placed in escrow until March 31, 2004 as security for the Company's indemnification obligations to the purchasers, in connection with the sale. Accordingly, FLI is reported as a discontinued operation for the three years ended September 30, 2002, 2001 and 2000. The Consolidated Financial Statements reflect the operations of FLI as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30").

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 12 - DISCONTINUED OPERATIONS - (Continued)

   The successor in interest to the purchaser, has made a series of claims totaling $19.0 million with respect to the Company's indemnification obligations and representations. While the Company has disputed these claims, in the first quarter of fiscal 2003 the Company entered into substantive settlement negotiations with the successor. In December 2002, the Company agreed in principle to the monetary terms of a non-executed ,,Term Sheet for Proposed Settlement Agreement,, with the successor. The ultimate settlement is subject to negotiation of a definitive settlement agreement, which the Company and the successor will seek to complete on or before December 31, 2002. The Company believes that the terms of any ultimate settlement will not be materially different from the most recent proposed agreement as described below.

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

   Summarized operating results of the discontinued FLI operations are as follows:


                                                                                                        Years Ended September 30,
                                                                                                      -----------------------------
                                                                                                        2002       2001       2000
                                                                                                      --------    -------   -------
                                                                                                              (in thousands)
Net revenues......................................................................................    $      -    $     -   $29,552
                                                                                                      ========    =======   =======
Income from discontinued operations before income taxes...........................................    $      -    $     -   $   775
Provision for income taxes........................................................................           -          -      (299)
                                                                                                      --------    -------   -------
Income from discontinued operations...............................................................    $      -    $     -   $   476
                                                                                                      ========    =======   =======
(Loss) gain on disposal before income taxes.......................................................    $(14,460)   $(5,200)  $24,259
Income tax benefit (provision)....................................................................       5,061      1,976    (9,352)
                                                                                                      --------    -------   -------
(Loss) gain on disposal of discontinued operations................................................    $ (9,399)   $(3,224)  $14,907
                                                                                                      ========    =======   =======


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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 12 - DISCONTINUED OPERATIONS - (Continued)

   Summarized operating results of the discontinued LCL operations are as follows:



                                                                                                        Years Ended September 30,
                                                                                                      -----------------------------
                                                                                                        2002       2001       2000
                                                                                                      --------    -------   -------
                                                                                                              (in thousands)
Loss on disposal before income taxes..............................................................    $      -    $     -   $(2,952)
Income tax benefit................................................................................           -          -       989
                                                                                                      --------    -------   -------
Loss on disposal of discontinued operations.......................................................    $      -    $     -   $(1,963)
                                                                                                      ========    =======   =======
   Summarized results of the discontinued Optiron, FLI and LCL operations are:
Loss from discontinued operations.................................................................    $   (360)   $(1,030)  $  (260)
(Loss) gain on disposal of discontinued operations................................................     (10,680)    (3,224)   12,944
                                                                                                      ========    =======   =======
                                                                                                      $(11,040)   $(4,254)  $12,684
                                                                                                      ========    =======   =======



NOTE 13 - TERMINATION CHARGE


   As a result of the sale of the Company's equipment leasing operations on August 1, 2000 and its reduced emphasis on real estate finance, two of the Company's officers separated from the Company on September 13, 2000. One officer was the Company's president and chief operating officer who devoted a significant portion of his time to the discontinued leasing business. The other officer was the Company's vice-chairman as well as the president of the Company's continuing commercial real estate finance business. Both officers were parties to employment agreements and were terminated in accordance with the terms of those agreements. Accordingly, continuing operations were charged $1.8 million and discontinued operations were charged $2.3 million in the year ended September 30, 2000.


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


   The Company's subordinated units are a special class of limited partnership interest in Atlas Pipeline under which its rights to distributions are subordinated to those of the publicly held common units. The subordination period extends until December 31, 2004 and will continue beyond that date if financial tests specified in the partnership agreement are not met. The Company's general partner interest also includes a right to receive incentive distributions if the partnership meets or exceeds specified levels of distributions.

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


NOTE 15 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

   Optiron adopted SFAS 142 on January 1, 2002, the first day of its fiscal year. Optiron performed the evaluation of its goodwill required by SFAS 142 and determined that it was impaired due to uncertainty associated with the on-going viability of the product line with which the goodwill was associated. This impairment resulted in a cumulative effect adjustment on Optiron's books of $1.9 million before tax. The Company has recorded, in its second fiscal quarter which correlates to Optiron's first quarter, its 50% share of this cumulative effect adjustment in the same manner.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 16 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

   The Company operates in two principal industry segments: energy and real estate finance. Segment data for the years ended September 30, 2002, 2001 and 2000 are as follows:



                                                                                                       Years Ended September 30,
                                                                                                    -------------------------------
                                                                                                      2002        2001       2000
                                                                                                    --------    --------   --------
                                                                                                             (in thousands)
Revenues:
 Energy.........................................................................................    $ 98,149    $ 94,942   $ 70,713
 Real estate finance............................................................................      16,582      16,899     18,649
 All other (1)..................................................................................       6,269       6,601     11,460
                                                                                                    --------    --------   --------
                                                                                                    $121,000    $118,442   $100,822
                                                                                                    ========    ========   ========
Depreciation, depletion and amortization:
 Energy.........................................................................................    $ 10,836    $ 10,784   $  9,781
 Real estate finance............................................................................         244         200        195
 All other (1)..................................................................................          81          54       (104)
                                                                                                    --------    --------   --------
                                                                                                    $ 11,161    $ 11,038   $  9,872
                                                                                                    ========    ========   ========
Operating profit (loss):
 Energy.........................................................................................    $ 13,322    $ 19,190   $  8,145
 Real estate finance............................................................................       5,669       8,000      6,914
 All other (1)..................................................................................      (7,219)     (6,780)    (7,177)
                                                                                                    --------    --------   --------
                                                                                                    $ 11,772    $ 20,410   $  7,882
                                                                                                    ========    ========   ========
Identifiable assets:
 Energy.........................................................................................    $183,693    $172,189   $154,379
 Real estate finance............................................................................     204,327     207,682    202,335
 All other (1)..................................................................................      79,478      86,593    151,117
                                                                                                    --------    --------   --------
                                                                                                    $467,498    $466,464   $507,831
                                                                                                    ========    ========   ========
Capital expenditures (excluding assets acquired in business acquisitions):
 Energy.........................................................................................    $ 21,291    $ 14,051   $ 10,936
 Real estate finance............................................................................         353         159        130
 All other (1)..................................................................................         323           -          -
                                                                                                    --------    --------   --------
                                                                                                    $ 21,967    $ 14,210   $ 11,066
                                                                                                    ========    ========   ========



---------------
(1) Revenue from the Company's financial services subsidiaries is included in the "All other" category along with corporate interest and dividend income. Financial services does not meet the criteria of an operating segment under SFAS 131.

   Operating profit (loss) represents total revenues less costs and expenses attributable thereto, including interest and provision for possible losses, and less depreciation, depletion and amortization, excluding general corporate expenses. The revenues information presented above does not eliminate intercompany transactions of $237,000, $136,000 and $161,000 in the years ended September 30, 2002, 2001 and 2000, respectively.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 16 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS - (Continued)


   The Company's natural gas is sold under contract to various purchasers. For the years ended September 30, 2002 and 2001, gas sales to First Energy Solutions Corporation accounted for 13% and 14%, respectively, of our total revenues. During fiscal 2000, no purchaser accounted for 10% or more of our total revenues. In real estate finance, no revenues from a single borrower exceeded 10% of total revenues.


NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

   Results of operations for oil and gas producing activities:


                                                                                                         Years Ended September 30,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                       -------    -------   -------
                                                                                                              (in thousands)
Revenues...........................................................................................    $28,916    $36,681   $25,231
Production costs...................................................................................     (6,693)    (6,185)   (7,229)
Exploration expenses...............................................................................     (1,571)    (1,661)   (1,110)
Depreciation, depletion, and amortization..........................................................     (7,550)    (6,148)   (6,305)
Income taxes.......................................................................................     (4,005)    (7,223)   (3,759)
                                                                                                       -------    -------   -------
Results of operations producing activities.........................................................    $ 9,097    $15,464   $ 6,828
                                                                                                       =======    =======   =======


   Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to the Company's oil and gas producing activities are as follows:



                                                                                                            At September 30,
                                                                                                    -------------------------------
                                                                                                      2002        2001       2000
                                                                                                    --------    --------   --------
                                                                                                             (in thousands)
Proved properties...............................................................................    $126,399    $106,314   $ 85,642
Unproved properties.............................................................................         584         481        386
                                                                                                    --------    --------   --------
                                                                                                     126,983     106,795     86,028
Accumulated depreciation, depletion, amortization and valuation allowances......................     (36,384)    (28,694)   (22,386)
                                                                                                    --------    --------   --------
   Net capitalized costs........................................................................    $ 90,599    $ 78,101   $ 63,642
                                                                                                    ========    ========   ========


   Costs Incurred in Oil and Gas Producing Activities. The costs incurred by the Company in its oil and gas activities during fiscal years 2002, 2001 and 2000 are as follows:



                                                                                                         Years Ended September 30,
                                                                                                        ---------------------------
                                                                                                          2002      2001      2000
                                                                                                        -------    -------   ------
                                                                                                               (in thousands)
Property acquisition costs:
 Unproved properties................................................................................    $     9    $   353   $   55
 Proved properties..................................................................................    $   440    $ 5,844   $   96
 Exploration costs..................................................................................    $ 1,573    $ 1,662   $1,095
 Development costs..................................................................................    $20,648    $14,766   $9,682


   The development costs above for the years ended September 30, 2002, 2001 and 2000 were substantially all incurred for the development of proved undeveloped properties.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - (Continued)



   Oil and Gas Reserve Information (Unaudited). The estimates of the Company's proved and unproved gas reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum engineering firm, as of September 30, 2002, 2001 and 2000. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements.


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

   o Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the ,,proved,, classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

   o Estimates of proved reserves do not include the following: (a) oil that may become available from known reservoirs but is classified separately as ,,indicated additional reservoirs,,; (b) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (c) crude oil, natural gas and natural gas liquids, that may occur in undrilled prospects; and (d) crude oil and natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

   Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operation methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as ``proved developed reserves'' only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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


                                                             Gas          Oil
                                                         -----------   ---------
                                                            (Mcf)        (Bbls)
                                                         -----------   ---------
Balance September 30, 1999 ..........................    108,172,010   1,684,991
 Current additions ..................................     32,433,822      16,031
 Sales of reserves in-place .........................       (304,428)    (14,200)
 Purchase of reserves in-place ......................      1,047,931           -
 Transfers to limited partnerships ..................    (25,677,232)          -
 Revisions ..........................................      3,910,595     275,806
 Production .........................................     (6,440,154)   (195,974)
                                                         -----------   ---------
Balance September 30, 2000 ..........................    113,142,544   1,766,654
 Current additions ..................................     19,891,663      68,895
 Sales of reserves in-place .........................        (88,068)        (61)
 Purchase of reserves in-place ......................      7,159,387      40,881
 Transfers to limited partnerships ..................    (11,871,230)          -
 Revisions ..........................................     (3,774,259)    102,136
 Production .........................................     (6,342,667)   (177,437)
                                                         -----------   ---------
Balance September 30, 2001 ..........................    118,117,370   1,801,068
 Current additions ..................................     19,303,971      55,416
 Sales of reserves in-place .........................       (510,812)    (23,676)
 Purchase of reserves in-place ......................        280,594       2,180
 Transfers to limited partnerships ..................     (6,829,047)    (45,001)
 Revisions ..........................................        (23,057)    260,430
 Production .........................................     (7,117,276)   (172,750)
                                                         -----------   ---------
Balance September 30, 2002 ..........................    123,221,743   1,877,667
                                                         ===========   =========
Proved developed reserves at:
 September 30, 2002 .................................     83,995,712   1,846,281
 September 30, 2001 .................................     80,249,011   1,735,376
 September 30, 2000 .................................     74,332,754   1,766,654

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


                                                                                                      Years Ended September 30,
                                                                                                 ----------------------------------
                                                                                                    2002        2001         2000
                                                                                                 ---------    ---------   ---------
                                                                                                           (in thousands)
Future cash inflows..........................................................................    $ 518,118    $ 485,781   $ 555,121
Future production costs                                                                           (147,279)    (126,979)   (161,623)
Future development costs.....................................................................      (55,644)     (50,953)    (46,828)
Future income tax expenses...................................................................      (79,557)     (76,584)   (104,004)
                                                                                                 ---------    ---------   ---------
Future net cash flows........................................................................      235,638      231,265     242,666
 Less 10% annual discount for estimated timing of cash flows.................................     (131,512)    (132,553)   (144,067)
                                                                                                 ---------    ---------   ---------
Standardized measure of discounted future net cash flows.....................................    $ 104,126    $  98,712   $  98,599
                                                                                                 =========    =========   =========


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


                                                                                                       Years Ended September 30,
                                                                                                    -------------------------------
                                                                                                      2002        2001       2000
                                                                                                    --------    --------   --------
                                                                                                             (in thousands)
Balance, beginning of year......................................................................    $ 98,712    $ 98,599   $ 58,775
Increase (decrease) in discounted future net cash flows:
 Sales and transfers of oil and gas, net of related costs.......................................     (22,223)    (30,496)   (18,002)
 Net changes in prices and production costs.....................................................         249     (21,530)    41,173
 Revisions of previous quantity estimates.......................................................       3,787      (4,184)     9,580
 Development costs incurred.....................................................................       4,107       4,011      7,789
 Changes in future development costs............................................................        (149)       (853)       138
 Transfers to limited partnerships..............................................................      (3,970)     (4,177)   (11,862)
 Extensions, discoveries, and improved recovery less related costs..............................      12,057      20,716     23,333
 Purchases of reserves in-place.................................................................         340       7,984      1,509
 Sales of reserves in-place, net of tax effect..................................................        (799)       (204)      (293)
 Accretion of discount..........................................................................      12,726      14,078      7,522
 Net changes in future income taxes.............................................................         203      13,636    (23,757)
 Other..........................................................................................        (914)      1,132      2,694
                                                                                                    --------    --------   --------
Balance, end of year............................................................................    $104,126    $ 98,712   $ 98,599
                                                                                                    ========    ========   ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 18 - QUARTERLY RESULTS (Unaudited)



                                                                                      Dec 31    March 31    June 30   September 30,
                                                                                     -------    --------    -------   -------------
                                                                                          (in thousands, except per share data)
Year ended September 30, 2002
Revenues .........................................................................   $33,782     $34,203    $24,634      $28,144
Costs and expenses ...............................................................    29,405      29,250     22,830       27,506
                                                                                     -------     -------    -------      -------
Income from continuing operations before taxes ...................................     4,377       4,953      1,804          638
                                                                                     -------     -------    -------      -------
Income from continuing operations before cumulative effect of change in
  accounting principle ...........................................................   $ 2,930     $ 3,313    $ 1,328      $   787
                                                                                     -------     -------    -------      -------
Net income (loss) ................................................................   $ 2,189     $ 3,138    $     6      $(8,642)
                                                                                     =======     =======    =======      =======
Net income per common share - basic
 Income from continuing operations before cumulative effect of change in
   accounting principle ..........................................................   $   .17     $   .19    $   .08      $   .04
                                                                                     =======     =======    =======      =======
 Net income (loss) per common share - basic ......................................   $   .13     $   .18    $     -      $   .49
                                                                                     =======     =======    =======      =======
Net income per common share - diluted
 Income from continuing operations before cumulative effect of change in
   accounting principle ..........................................................   $   .17     $   .19    $   .07      $   .04
                                                                                     =======     =======    =======      =======
 Net income (loss) per common share - diluted ....................................   $   .12     $   .18    $     -      $   .49
                                                                                     =======     =======    =======      =======
Year ended September 30, 2001
Revenues .........................................................................   $27,440     $34,766    $27,629      $28,471
Costs and expenses ...............................................................    21,782      27,586     23,956       24,572
                                                                                     -------     -------    -------      -------
Income from continuing operations before taxes ...................................     5,658       7,180      3,673        3,899
                                                                                     -------     -------    -------      -------
Income from continuing operations before cumulative effect of change in
  accounting principle ...........................................................   $ 3,648     $ 4,697    $ 2,386      $ 3,352
                                                                                     -------     -------    -------      -------
Net income (loss) ................................................................   $ 3,310     $ 4,411    $ 2,231      $  (123)
                                                                                     =======     =======    =======      =======
Net income per common share - basic
 Income from continuing operations before cumulative effect of change in
   accounting principle ..........................................................   $   .19     $   .27    $   .14      $   .19
                                                                                     =======     =======    =======      =======
Net income (loss) per common share - basic .......................................   $   .17     $   .25    $   .13      $  (.01)
                                                                                     =======     =======    =======      =======
Net income per common share - diluted
 Income from continuing operations before cumulative effect of change in
   accounting principle ..........................................................   $   .18     $   .26    $   .13      $   .19
                                                                                     =======     =======    =======      =======
 Net income (loss) per common share - diluted ....................................   $   .17     $   .25    $   .12      $  (.01)
                                                                                     =======     =======    =======      =======





   As described in Note 12, in June 2002 the Company adopted a plan to dispose of Optiron. Accordingly, the Company's share of Optiron's operations, including the cumulative effect of the impairment of goodwill and the write-off of certain advances to Optiron, have been reported as discontinued operations. The amount of those charges to discontinued operations approximated $700, $200 and $1,300 in the quarters ended December 2001, March 2002 and June 2002, respectively. The amount charged to discontinued operations with respect to Optiron approximated $300 in each of the quarters ended December 2000 and March 2001 and $200 in each of the quarters ended June 2001 and September 2001. Also, as described in Note 12, the Company sold FLI in August 2000. In the quarters ended September 30, 2002 and 2001, the Company charged discontinued operations approximately $9,400 and $3,200, respectively, based upon information that became available during each of those quarters with regard to claims made by the buyer with respect to the Company's indemnification obligations and representations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT


   The information required by this item is set forth in our definitive proxy statement with respect to our 2003 annual meeting of stockholders ("2003 proxy statement"), which is incorporated herein by this reference.


ITEM 11. EXECUTIVE COMPENSATION


   The information required by this item is set forth in our 2003 proxy statement, which is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


   The information required by this item is set forth in our 2003 proxy statement, which is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


   In the ordinary course of our business operations, we have ongoing relationships with several related entities and from time to time have engaged in transactions with them. We discuss these relationships, and transactions during fiscal 2001, 2002 and 2003 to date in which we have engaged with related parties below. We believe that each of the listed transactions between us and a related party was on terms at least as favorable to us as could have been obtained in arms's-length negotiations with third parties.

   Relationship with Brandywine Construction & Management. Brandywine Construction & Management manages the properties underlying 24 of our real estate loans and investments in real estate loans and investments in real estate ventures. Adam Kauffman, President of Brandywine Construction & Management, or an entity affiliated with him, has also acted as the general partner, limited partner, president or trustee of seven of the borrowers as follows: New 1521 Associates, President of general partner of borrower; Headhouse Associates, president of general partner of borrower and general partner of limited partner of borrower; Skippack SLC Associates, general partner of borrower; Pasadena Industrial Associates, general partner of borrower; Elkins West Associates, general partner of borrower; Commerce Place Associates, LLC, a partner of the owner of the managing partner of the member of borrower; and St. Cloud Associates, general partner of borrower. Edward E. Cohen, our Chairman, Chief Executive Officer and President, is the Chairman and a minority stockholder of Brandywine Construction & Management, holding approximately 8% of its stock.

   In September 2001, we sold Resource Properties XVI Inc., our wholly-owned subsidiary, to Brandywine Construction & Management for $4.0 million, recognizing a gain of $356,000. The $4.0 million consideration was comprised of $3.0 million in cash and a $1.0 million non-recourse note from Brandywine Construction & Management. The non-recourse note bears interest at 8% per annum and is due September 2006. As of February 28, 2003, the Company has received $414,000 of principal payments and $106,000 of interest payments on the non-recourse note. The Bancorp, Inc., a related party financial institution provided the first mortgage financing for this sale.

   Relationship with RAIT Investment Trust. Since we organized it in 1997, we have engaged in a number of transactions with RAIT Investment Trust. RAIT Investment Trust is a real estate investment trust in which, as of March 27, 2003, we owned approximately 5.2% of the common shares. Betsy Z. Cohen, E. Cohen's spouse, is the Chairman and Chief Executive Officer of RAIT Investment Trust, and Jonathan Z. Cohen, a son of E. and B. Cohen and our Chief Operating Officer, Executive Vice President and a director, is our designee as trustee on RAIT Investment Trust's board. J. Cohen also serves as RAIT Investment Trust's Secretary. Scott F. Schaeffer, our former Vice Chairman and Executive Vice President, is RAIT Investment Trust's President and Chief Operating Officer.

   Since October 1, 2001, we and RAIT Investment Trust have engaged in the following transactions:

   o In June 2002, we sold a mortgage loan having a book value of $1.0 million to RAIT Investment Trust for $1.8 million, recognizing a gain of $757,000. S. Schaeffer was the president and director of the general partner of the borrower.

   o In March 2002, RAIT Investment Trust provided the initial financing, which has since been repaid, on our purchase for $2.7 million of a 25% interest in a venture. The venture purchased, for $18.9 million, properties adjacent to the office building and garage in which our executive offices are located and in which we own a 50% interest.

   Relationship with The Bancorp. As of December 31, 2002, we owned 9.7% of the common and 7.5% of the voting preferred stock of The Bancorp. B. Cohen is the Chief Executive Officer of The Bancorp, and D. Gideon Cohen, a son of E. and
B. Cohen, is the Chairman of The Bancorp. D. Cohen is our former President, Chief Operating Officer and director.

   Relationship with Ledgewood Law Firm. Until April 1996, E. Cohen was of counsel to Ledgewood Law Firm. We paid Ledgewood Law Firm $839,000 during fiscal 2002 for legal services. E. Cohen receives certain debt service payments from Ledgewood Law Firm related to the termination of his affiliation with it and its redemption of his interest.

   Relationship with Retirement Trusts. Pursuant to E. Cohen's employment contract, upon his retirement, he is entitled to receive payments from a Supplemental Employee Retirement Plan, which we refer to as the SERP. We have established two trusts to fund the SERP. The 1999 Trust purchased 100,000 shares of common stock of The Bancorp. The 2000 Trust holds 38,571 shares of voting preferred stock of The Bancorp and a loan to a limited partnership of which E. Cohen and D. Cohen own the beneficial interests. This loan was acquired for its outstanding balance of $720,167 by the 2000 Trust in April 2001 from a corporation of which E. Cohen is Chairman and J. Cohen is the President. The loan is secured by the partnership interests held by the limited partnership, which beneficially owns two residential apartment buildings. In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which D. Cohen is the principal shareholder and a director. The fair value of the 1999 Trust is approximately $1.0 million at September 30, 2002. The fair value of the 2000 Trust is approximately $3.6 million at September 30, 2002 and is included in "Other assets" on our consolidated balance sheet.

   In connection with E. Cohen's SERP, we entered into a split-dollar insurance arrangement under which we pay a portion of the premiums under a life insurance policy with respect to E. Cohen, with reimbursement of such premiums due upon the occurrence of specified events, including E. Cohen's death. Under the recently enacted Sarbanes-Oxley Act of 2002, our future payment of premiums under this arrangement may be deemed to be a prohibited loan to E. Cohen. We have suspended premium payments on the policy until we determine an appropriate course of action. We expect to make our determination before the premium due date or the end of the 30-day grace period. We cannot predict the effect, if any, that cancellation of the arrangement might entail.

   Relationships with 9 Henmar LLC. We own a 50% interest in Trapeza Funding, an entity that acts as the general partner of Trapeza Partners and Trapeza Partners II. Trapeza Partners sponsored and invested in the equity interests of Trapeza CDO I, an issuer of collateralized debt obligations, and Trapeza Partners II sponsored and invested in the equity interests of Trapeza CDO II, also an issuer of collateralized debt obligations. We also own a 50% interest in Trapeza Capital Management, the collateral manager of Trapeza CDO I and Trapeza CDO II. Please see "Business-Financial Services" for more detailed information about these entities. The boards of managers of both Trapeza Funding and Trapeza Capital Management are composed of four members, of which
J. Cohen and D. Cohen are our appointees.

   The Trapeza ventures were originated and developed in large part by D. Cohen. We have agreed to pay his company, 9 Henmar LLC, 10% of the fees and 10% of the distributions we receive through our interest in the Trapeza general partner and collateral management entities. Through December 31, 2002, we had not paid 9 Henmar anything under these arrangements. In addition, we agreed to reimburse 9 Henmar for fees and expenses, including a portion of its overhead, incurred by it in connection with structuring the Trapeza ventures and our participation in them, developing the pools of trust preferred securities, consulting with the underwriters and rating agencies and providing other consulting, managerial and sales services. Through April 7, 2003, 9 Henmar has been reimbursed $1,300,264 of such expenses, of which $1,246,838 had been reimbursed to us or paid directly by Trapeza Funding, Trapeza Funding II, Trapeza CDO I or Trapeza CDO II.

   Relationships with Cohen Bros. During fiscal 2002, we used Cohen Bros. as an agent to repurchase 125,095 shares of our common stock and $1.5 million principal amount of the original notes. Cohen Bros. acted as one of the placement agents for the sale of Trapeza Partners II limited partner interests, receiving sales commissions of $117,040. Cohen Bros. was paid at the same 2% commission rate as unaffiliated placement agents. D. Cohen owns the corporate parent of Cohen Bros.; until March 2003, J. Cohen was an owner.

   Relationships with Certain Borrowers. We have from time to time purchased loans in which our affiliates are affiliates of the borrowers as set forth below. Loan numbers refer to the loan numbers set forth in the tables in "Business-Real Estate Finance-Loan Status."

   In 2002, EG JB, LLC, in which D. Cohen owns 94% interest, acquired the the beneficial ownership of the property securing loan 20, a loan we acquired in 1996. At December 31, 2002, our receivable was $8.6 million and the book value of the loan was $2.3 million.

   In 1998, we acquired loan 49, which was a defaulted loan in the original principal amount of $91.0 million. At December 31, 2002, our receivable was $111.9 million and the book value of the loan was $38.9 million. In September 2000, in connection with a refinancing and to protect our interest, Commerce Place Associates, LLC assumed equity title to the property. Messrs. Schaeffer, Kauffman, E. Cohen and D. Cohen are limited partners (24.75% each) in Brandywine Equity Investors, L.P., which owns approximately 19% of Commerce Place Associates. In addition, S. Schaeffer has a controlling administrative role with Commerce Place Associates.

   In 1998, we acquired loan 44 under a plan of reorganization in bankruptcy. The loan had a book value of $36.5 million at December 31, 2002. The bankruptcy court required that legal title to the property underlying the loan be transferred on or before June 30, 1998. In order to comply with that order, to maintain control of the property and to protect our interest, Evening Star Associates took title to the property in June 1998. One of our subsidiaries, ES GP, Inc., serves as general partner of Evening Star Associates and holds a 1% interest; Messrs. Schaeffer, Kauffman, E. Cohen and D. Cohen purchased a 94% limited partnership interest in Evening Star Associates for $200,000.

   In 1997, we acquired loan 35 with a face amount of $2.3 million at a cost of $1.6 million. The loan had a book value of $971,000 at December 31, 2002. The loan is secured by a property owned by New 1521 Associates, a partnership in which Messrs. Kauffman and E. Cohen and Mrs. B. Cohen are limited partners (with a 75% beneficial interest). Ledgewood Law Firm and Brandywine Construction & Management were tenants at such property as of December 31, 2002.

   In 1997, we acquired loan 37, which was in the original principal amount of $6.8 million. At December 31, 2002, our loan receivable was $7.8 million and the book value of the loan was $3.3 million. The loan is secured by a property that was acquired in 2000 by Deerfield Partners, L.P., a limited partnership in which S. Schaeffer is the President of the sole general partner, Deerfield Beach GP, Inc., and Messrs. E. Cohen, D. Cohen, Schaeffer and Kauffman are equal limited partners of Brandywine Equity Investors, L.P., the 99% limited partner of the borrower.

   In 1995, we acquired loan 14, which was in the original principal amount of $12.0 million. At December 31, 2002, our receivable was $22.2 million and the book value of the loan was $8.3 million. The loan is secured by a property owned by Washington Properties Limited Partnership, a partnership in which 1301 Partners L.P. acquired a 99% limited partnership interest in August 2000. Messrs. E. Cohen, D. Cohen and A. Kauffman and Mrs. B Cohen are the limited partners and own all of the capital stock of 1301 GP, Inc., the general partner.

   In 1994, we acquired loan 13, which was in the original principal amount of $3.0 million. At December 31, 2002, our receivable was $2.5 million and the book value of the loan was $130,000. The loan is secured by a property owned by Pasadena Industrial Associates, a partnership in which E. Cohen and B. Cohen are limited partners with an aggregate 40% beneficial interest.

   In 1993, we acquired loan 5, which was the original principal amount of $4.2 million. At December 31, 2002, our receivable was $10.8 million and the book value of the loan was $1.9 million. The loan was secured by a property acquired in 1996 by Granite GEC (Pittsburgh), L.L.C. D. Cohen owns 79% of Odessa Real Estate Management, Inc., the assistant managing member of Granite GEC, which holds a 1% interest in Granite GEC.

   Relationships with Certain Lienholders. In 1997, we acquired loan 30, a first mortgage loan with a face amount of $14.3 million and a book value of $4.5 million, secured by a hotel property owned by Charles Rennie Financial, Inc., in which, on a fully diluted basis, J. Cohen and E. Cohen have a 19% interest. Charles Rennie Financial acquired the property in 1999 through foreclosure of a subordinate loan.

   In 2001, we sold 100% of the common stock in Resource Properties XLIII, Inc., our wholly-owned subsidiary that owned subordinate interests in two loans, to Messrs. Schaeffer, Kauffman, D. Cohen and J. Cohen for $2.2 million, recognizing a gain of $7,300.

                                    PART IV


ITEM 14. CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

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

          2.   Financial Statement Schedules

               Schedule IV - Mortgage Loans on Real Estate

          3.   Exhibits

               3.1    Restated Certificate of Incorporation of Resource
                      America.(1)

               3.2    Amended and Restated Bylaws of Resource America.(1)

               4.1 Indenture, dated as of July 22, 1997, between Resource America and The Bank of New York, as Trustee, with respect to Resource America's 12% Senior Notes due 2004.(2)

               10.1 Revolving Credit Agreement and Assignment between LEAF Financial Corporation and National City Bank, and related guaranty from Resource America, Inc. dated June 11, 2002.(13)

               10.2 Credit Agreement among Atlas America, Inc., Resource America, Inc. and the other guarantors party thereto and Wachovia, National Associate, and other banks party thereto, dated July 31, 2002.(13)

               10.3 Agreement between Resource Financial Fund Management, Inc. and 9 Henmar LLC, dated October 23, 2002.(13)

               10.4 Note from Trapeza Partners, L.P. to Resource America, Inc., dated October 9, 2002, and related Intercreditor Agreement between Resource America, Inc. and Financial Stocks, Inc.(13)


               10.5   Term Loan Agreement between Resource Properties, Inc.
                      and Miller & Schroeder Investments Corporation (now known as The Marshall Group), dated November 15, 2000.(3)

               10.6 Loan Agreement between Atlas Pipeline Partners, L.P., PNC Bank National Association, First Union National Bank (now known as Wachovia) and the banks party thereto, dated October 26, 2000.(3)

               10.7 Stock Purchase Agreement, dated as of May 17, 2000, among European American Bank, AEL Leasing Co., Inc., Resource America, Inc. and FLI Holdings, Inc.(4)

               10.8 Amendment to Stock Purchase Agreement, dated August 1, 2000.(5)

               10.9 Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties XXXII, Inc., Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource Properties 51, Inc., Resource Properties, Inc., Resource America and Jefferson Bank (now known as Hudson United Bank).(5)

               10.10 Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank.(5)

               10.11 Modification of Revolving Credit Loan and Security Agreement by and among Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank, dated March 30, 2002.(5)

               10.12 Employment Agreement between Steven J. Kessler and Resource America, Inc. dated October 5, 1999.(1)

               10.13 Employment Agreement between Jonathan Z. Cohen and Resource America, Inc. dated October 5, 1999.(5)

               10.14 Employment Agreement between Nancy J. McGurk and Resource America, Inc. dated October 5, 1999.(1)

               10.15 Resource America, Inc. 1989 Key Employee Stock Option Plan, as amended.(6)

               10.16 Resource America, Inc. 1997 Key Employee Stock Option Plan.(7)

               10.17 Resource America, Inc. 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan.(7)

               10.18 Resource America, Inc. 1999 Key Employee Stock Option Plan.(8)

               10.19 Employment Agreement between Edward E. Cohen and Resource America, Inc.(9)

               10.20  Resource America, Inc. Employee Stock Ownership
                      Plan.(10)

               10.21 Resource America, Inc. 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan.(11)

               10.22 Resource America, Inc. 2002 Key Employee Stock Option Plan.(12)

               12     Statements regarding computation of ratios.(13)

               21     Subsidiaries of the registrant.(13)

               23     Consent of Wright & Company.(13)

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


(13) Filed previously as an Exhibit to our Annual Report on Form 10-K for the year ended September 30, 2002 and by this reference incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     RESOURCE AMERICA, INC.
                                                     (Registrant)
April 11, 2003                                       By: /s/ Edward E.Cohen
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edward E. Cohen                Chairman of the Board,         April 11, 2003
----------------------             President and Chief
EDWARD E. COHEN                    Executive Officer

/s/ Jonathan Z. Cohen              Director, Executive Vice       April 11, 2003
----------------------             President and Chief
JONATHAN Z. COHEN                  Operating Officer

/s/ Carlos C. Campbell             Director                       April 11, 2003
----------------------
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin                Director                       April 11, 2003
----------------------
ANDREW M. LUBIN

/s/ P. Sherrill Neff               Director                       April 11, 2003
----------------------
P. SHERRILL NEFF

/s/ Alan D. Schreiber              Director                       April 11, 2003
----------------------
ALAN D. SCHREIBER

/s/ John S. White                  Director                       April 11, 2003
----------------------
JOHN S. WHITE

/s/ Steven J. Kessler              Senior Vice President          April 11, 2003
----------------------             and Chief Financial Officer
STEVEN J. KESSLER

/s/ Nancy J. McGurk                Vice President-Finance         April 11, 2003
----------------------             and Chief Accounting
NANCY J. McGURK                    Officer

                                 CERTIFICATIONS


I, Edward E. Cohen, certify that:


1. I have reviewed this annual report on Form 10-K/A of Resource America, Inc.;


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


                          Date: April 11, 2003
                          /s/ Edward E. Cohen
                          Edward E. Cohen
                          Chairman of the Board, President and Chief Executive Officer

                                 CERTIFICATIONS


I, Steven J. Kessler, certify that:


1. I have reviewed this annual report on Form 10-K/A of Resource America, Inc.;


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a--14 and 15d--14) for the registrant and we have:

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


                          Date: April 11, 2003
                          /s/ Steven J. Kessler
                          Steven J. Kessler
                          Senior Vice President and Chief Financial Officer

                      [THIS PAGE INTENTIONALLY LEFT BLANK]