Form 10-Q/A
period 2002-12-31
RESOURCE AMERICA INC
filed 2003-04-11
CIK 83402

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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


                   17,160,500 Shares         February 3, 2003

                    RESOURCE AMERICA, INC. AND SUBSIDIARIES
                           INDEX TO QUARTERLY REPORT
                                 ON FORM 10-Q/A


                                                                           PAGE
                                                                          -----



                                                                                                                               PAGE
                                                                                                                              -----
PART I       FINANCIAL INFORMATION
 Item 1.     Financial Statements.................................................................................
             Consolidated Balance Sheets - December 31, 2002 (Unaudited)
              and September 30, 2002..............................................................................                2
             Consolidated Statements of Income (Unaudited)
              Three Months Ended December 31, 2002 and 2001.......................................................                3
             Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
              Three Months Ended December 31, 2002................................................................                4
             Consolidated Statements of Cash Flows (Unaudited)
              Three Months Ended December 31, 2002 and 2001.......................................................                5
             Notes to Consolidated Financial Statements (Unaudited)
              December 31, 2002...................................................................................           6 - 16
 Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................          16 - 25
 Item 3.     Quantitative and Qualitative Disclosures about Market Risk...........................................          26 - 28
 Item 4.     Controls and Procedures..............................................................................               28
PART II      OTHER INFORMATION
 Item 5.     Other Information....................................................................................               29
 Item 6.     Exhibits and Reports on Form 8-K.....................................................................          29 - 30
SIGNATURES........................................................................................................               31
CERTIFICATIONS....................................................................................................          32 - 33

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                    December 31,   September 30,
                                                        2002            2002
                                                    ------------   -------------
                                                    (unaudited)
                     ASSETS
Current assets:

 Cash and cash equivalents .....................      $ 44,041        $ 25,736
 Accounts receivable ...........................        27,332          16,060
 Assets held for disposal ......................             -           5,488
 Prepaid expenses ..............................         3,038           2,696
                                                      --------        --------
   Total current assets.........................        74,411          49,980
Investments in real estate loans and ventures ..       200,450         202,423
Investment in RAIT Investment Trust ............        27,485          29,580
Property and equipment:
 Oil and gas properties and equipment
  (successful efforts)..........................       129,724         126,983
 Gas gathering and transmission facilities .....        29,371          28,091
 Other .........................................         8,541           8,390
                                                      --------        --------
                                                       167,636         163,464
Less - accumulated depreciation, depletion and
  amortization..................................       (46,917)        (44,287)
                                                      --------        --------
 Net property and equipment ....................       120,719         119,177
Goodwill .......................................        37,471          37,471
Intangible assets ..............................         9,312           9,589
Other assets ...................................        25,361          19,278
                                                      --------        --------
                                                      $495,209        $467,498
                                                      ========        ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt .............      $  8,499        $  4,320
 Accounts payable ..............................        16,346          12,378
 Accrued interest ..............................         3,730           1,760
 Liabilities associated with assets held for
  disposal......................................             -          11,317
 Accrued liabilities ...........................         9,495           9,808
 Estimated income taxes ........................             -             893
 Deferred revenue on drilling contracts ........        22,194           4,948
                                                      --------        --------
   Total current liabilities....................        60,264          45,424
Long-term debt:
 Senior ........................................        65,336          65,336
 Non-recourse ..................................        76,970          68,220
 Other .........................................        23,703          17,634
                                                      --------        --------
                                                       166,009         151,190
Liabilities associated with assets held for
  disposal......................................             -           3,144
Deferred revenue and other liabilities .........         1,174           1,074
Deferred income taxes ..........................        15,376          13,733
Minority interest ..............................        19,164          19,394
Commitments and contingencies ..................             -               -
Stockholders' equity:
 Preferred stock, $1.00 par value: 1,000,000
  authorized shares.............................             -               -
 Common stock, $.01 par value; 49,000,000
  authorized shares.............................           250             250
 Additional paid-in capital ....................       223,766         223,824
 Less treasury stock, at cost ..................       (76,330)        (74,828)
 Less ESOP loan receivable .....................        (1,193)         (1,201)
 Accumulated other comprehensive income ........         5,947           5,911
 Retained earnings .............................        80,782          79,583
                                                      --------        --------
   Total stockholders' equity...................       233,222         233,539
                                                      --------        --------
                                                      $495,209        $467,498
                                                      ========        ========


          See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)


                                                                 Three Months
                                                                     Ended
                                                                 December 31,
                                                               -----------------
                                                                2002       2001
                                                               -------   -------
REVENUES:
 Energy ...................................................    $17,960   $28,757
 Real estate finance ......................................      3,159     3,684
 Interest and other .......................................      2,268     1,341
                                                               -------   -------
                                                                23,387    33,782
COSTS AND EXPENSES:
 Energy ...................................................     10,986    20,601
 Real estate finance ......................................        846       523
 General and administrative ...............................      1,598     1,266
 Depreciation, depletion and amortization .................      2,983     2,797
 Interest .................................................      3,338     3,315
 Provision for possible losses ............................        373       150
 Minority interest in Atlas Pipeline Partners, L.P. .......        645       753
                                                               -------   -------
                                                                20,769    29,405
Income from continuing operations before income taxes .....      2,618     4,377
Provision for income taxes ................................        837     1,447
                                                               -------   -------
Income from continuing operations .........................      1,781     2,930
Discontinued operations:
 Loss on discontinued operations, net of income tax
  benefit of $354..........................................       -         (741)
                                                               -------   -------
 Net income ...............................................    $ 1,781   $ 2,189
                                                               =======   =======
Net income (loss) per common share - basic:
From continuing operations ................................    $   .10   $   .17
Discontinued operations ...................................          -      (.04)
                                                               -------   -------
Net income per common share - basic .......................    $   .10   $   .13
                                                               =======   =======
Weighted average common shares outstanding ................     17,369    17,432
                                                               =======   =======
Net income (loss) per common share - diluted:
From continuing operations ................................    $   .10   $   .17
Discontinued operations ...................................          -      (.05)
                                                               -------   -------
Net income per common share - diluted .....................    $   .10   $   .12
                                                               =======   =======
Weighted average common shares outstanding ................     17,647    17,749
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



                                                                                            Accumulated
                      Common stock      Additional       Treasury Stock          ESOP          Other                       Totals
                  -------------------    Paid-In      ---------------------      Loan      Comprehensive    Retained   Stockholders'
                    Shares     Amount    Capital       Shares       Amount    Receivable       Income       Earnings       Equity
                  ----------   ------   ----------   ----------    --------   ----------   -------------    --------   -------------
Balance,
  October
  1, 2002.....    25,044,066    $250     $223,824    (7,623,198)   $(74,828)    $(1,201)       $5,911       $79,583       $233,539
Treasury
  shares
  issued......                                (58)        4,503          95                                                     37
Purchase of
  treasury
  shares......                                         (202,950)     (1,597)                                                (1,597)

Other
 comprehensive
 income.........
                                                                                                   36                           36
Cash
  dividends
  ($.033
  per
  share)......                                                                                                 (582)          (582)
Repayment
  of ESOP
  Loan........                                                                        8                                          8
Net income....                                                                                                1,781          1,781
                  ----------    ----     --------    ----------    --------     -------        ------       -------       --------
Balance,
  December
  31, 2002....    25,044,066    $250     $223,766    (7,821,645)   $(76,330)    $(1,193)       $5,947       $80,782       $233,222
                  ==========    ====     ========    ==========    ========     =======        ======       =======       ========





          See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                             Three Months Ended
                                                                December 31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................    $  1,781   $  2,189
Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation, depletion and amortization ...............       2,983      2,797
 Amortization of discount on senior notes and deferred
  finance costs..........................................         333        251
 Provision for possible losses ..........................         373        150
 Minority interest in Atlas Pipeline Partners, L.P. .....         645        753
 Equity in loss (earnings) of equity investee ...........         348        (87)
 Loss on discontinued operations ........................           -        741
 Non-cash compensation ..................................          36         83
 Deferred income taxes ..................................       1,573        390
 Accretion of discount ..................................        (695)    (1,201)
 Collection of interest .................................          91          -
 (Gain) loss on asset dispositions ......................      (1,787)        14
 Property impairments and abandonments ..................           6          6
Changes in operating assets and liabilities .............      10,126     (1,529)
                                                             --------   --------
Net cash provided by operating activities ...............      15,813      4,557
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ....................................      (4,185)    (3,957)
Principal payments on notes receivable ..................       3,764        687
Proceeds from sale of assets ............................       3,407          5
Increase in other assets ................................      (5,963)    (1,996)
Investments in real estate loans and ventures ...........      (1,160)    (6,534)
Decrease in other liabilities ...........................         (72)       (50)
                                                             --------   --------
Net cash used in investing activities ...................      (4,209)   (11,845)
                                                             --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings ..............................................      42,695     49,083
Principal payments on borrowings ........................     (26,828)   (48,768)
Dividends paid to minority interest of Atlas Pipeline
  Partners, L.P..........................................        (875)      (973)
Dividends paid ..........................................        (582)      (582)
Repayment of ESOP loan ..................................           8          8
Treasury shares purchased ...............................      (1,597)      (298)
Increase in other assets ................................        (496)       (62)
                                                             --------   --------
Net cash provided by (used in) financing activities .....      12,325     (1,592)
                                                             --------   --------
Net cash used in discontinued operations ................      (5,624)      (262)
                                                             --------   --------
Increase (decrease) in cash and cash equivalents ........      18,305     (9,142)
Cash and cash equivalents at beginning of period ........      25,736     48,648
                                                             --------   --------
Cash and cash equivalents at end of period ..............    $ 44,041   $ 39,506
                                                             ========   ========


          See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2002
                                  (Unaudited)


NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS


   The consolidated financial statements of the Company and its wholly-owned subsidiaries as of December 31, 2002 and for the three month periods ended December 31, 2002 and 2001 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q/A pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002. The results of operations for the three month period ended December 31, 2002 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2003.

   Certain reclassifications have been made to the consolidated financial statements for the three month period ended December 31, 2001 to conform to the presentation for the three month period ended December 31, 2002.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Comprehensive Income

   The following table presents comprehensive income for the periods indicated:





                                                                  Three Months
                                                                      Ended
                                                                  December 31,
                                                                 ---------------
                                                                  2002     2001
                                                                 ------   ------
                                                                 (in thousands)
Net income ..................................................    $1,781   $2,189
Other comprehensive income (loss):
 Unrealized gain on investment in RAIT Investment Trust:
 Unrealized holding gain arising during the period, net of
  taxes of $442 and $206.....................................       858      400
 Less: reclassification adjustment for gain realized in net
  income.....................................................      (610)      --
                                                                 ------   ------
  Change in unrealized gain..................................       248      400
 Unrealized (loss) gain on natural gas futures and options
  contracts,
   net of taxes of $95 and ($39).............................      (212)      73
                                                                 ------   ------
                                                                     36      473
                                                                 ------   ------
Comprehensive income ........................................    $1,817   $2,662
                                                                 ======   ======

Accumulated other comprehensive income is related to the following:

                                                               December 31,
                                                            ------------------
                                                            2002         2001
                                                            ----         ----
Unmarketable securities -- unrealized gains ...........    $6,371       $2,048
Unrealized hedging gains (losses) .....................      (424)          82
                                                           ------       ------
                                                           $5,947       $2,130
                                                           ======       ======
Investment in RAIT Investment Trust

   The Company accounts for its investment in RAIT in accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This investment is classified as available-for-sale and as such is carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 2002
                                  (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)


Investment in RAIT Investment Trust - (Continued)

   The following table discloses the unrealized gains relating to the Company's RAIT investment at the periods indicated:





                                              At December 31,   At September 30,
                                                   2002               2002
                                              ---------------   ----------------
                                                        (in thousands)
Cost .....................................        $17,924            $20,268
Unrealized gains .........................          9,561              9,312
                                                  -------            -------
Estimated fair value .....................        $27,485            $29,580
                                                  =======            =======


Fair Value of Financial Instruments

   The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.


   For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Fair Value of Financial Instruments

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

   The following table provides information about other financial instruments as of the dates indicated:


                                                                                       December 31, 2002       September 30, 2002
                                                                                     ---------------------    ---------------------
                                                                                    Carrying     Estimated    Carrying    Estimated
                                                                                     Amount     Fair Value     Amount    Fair Value
                                                                                    --------    ----------    --------   ----------
                                                                                        (in thousands)           (in thousands)
Energy debt .....................................................................   $ 58,255     $ 58,255     $ 49,345    $ 49,345
Real estate finance debt ........................................................     32,791       32,791       33,214      33,214
Senior debt .....................................................................     65,336       67,623       65,336      67,623
Other debt ......................................................................     18,126       18,126        7,615       7,615
                                                                                    --------     --------     --------    --------
                                                                                    $174,508     $176,795     $155,510    $157,797
                                                                                    ========     ========     ========    ========

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

   The components of basic and diluted earnings per share for each year were as follows:




                                                                 Three Months
                                                                     Ended
                                                                 December 31,
                                                               -----------------
                                                                2002       2001
                                                               -------   -------
                                                                (in thousands)
Income from continuing operations .........................    $ 1,781   $ 2,930
Loss from discontinued operations .........................    -------      (741)
                                                               -------   -------
Net income ................................................    $ 1,781   $ 2,189
                                                               =======   =======
Basic average shares of common stock outstanding ..........     17,369    17,432
Dilutive effect of stock option and award plans ...........        278       317
                                                               -------   -------
Dilutive average shares of common stock ...................     17,647    17,749
                                                               =======   =======



Recently Issued Financial Accounting Standards

   In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is still evaluating the impact of FIN 45 on its financial position and results of operations.

   In December 2002, the FASB issued Statement of Financial Accounting Standards, "Accounting for Stock-Based Compensation - Transition and Disclosure" No. 148 ("SFAS 148"), which is generally effective for fiscal years ending after December 15, 2002 and, as to certain disclosure requirements, for interim periods beginning after December 15, 2002. The Company does not believe the adoption of SFAS 148 will have a material effect on its consolidated financial position or results of operations.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The Company is assessing the impact of adoption of FIN 46. However, based on management's preliminary assessment, it is reasonably possible that the Company may be required to consolidate several entities in which it has an investment. If the Company is required to consolidate any entities, the assets and related depreciation, liabilities and non-controlling interests of these entities will be reflected in the Company's consolidated financial statements.

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

   Supplemental disclosure of cash flow information:


                                                                  Three Months
                                                                      Ended
                                                                  December 31,
                                                                 ---------------
                                                                  2002     2001
                                                                 ------   ------
                                                                 (in thousands)
Cash paid during the period for:
 Interest ...................................................    $1,035   $  891
 Income taxes ...............................................    $    -   $1,500
Non-cash activities:
 Receipt of a note in satisfaction of a real estate loan
  sale.......................................................    $1,350   $    -



NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS

Goodwill

   On October 1, 2001, the Company early-adopted SFAS 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. At that time, the Company had unamortized goodwill of $31.4 million. The Company has completed the transitional impairment test required upon adoption of SFAS 142. The transitional test, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill did not indicate an impairment loss. The Company will continue to evaluate its goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated. All goodwill recorded on the Company's balance sheets is related to the Company's energy segment.

   Changes in the carrying amount of goodwill for the periods indicated are as follows:





                                                                                                    Three Months
                                                                                                       Ended            Year Ended
                                                                                                    December 31,      September 30,
                                                                                                  -----------------   -------------
                                                                                                   2002      2001          2002
                                                                                                 -------    -------   -------------
                                                                                                    (unaudited)
                                                                                                           (in thousands)
Goodwill at beginning of period (less accumulated
  amortization of $4,796, $4,069 and $4,063).................................................    $37,471    $31,420      $31,420
Additions to goodwill related to prior year asset acquisitions...............................          -          -           15
Atlas Pipeline goodwill amortization, whose fiscal year
  began January 1, 2002, at which time it adopted SFAS 142...................................          -         (6)         (22)
Leasing platform transferred from goodwill to other assets
  in accordance with SFAS 142 (net of accumulated
  amortization of $587)......................................................................          -          -         (331)
Syndication network reclassified from other assets
  in accordance with SFAS 142 (net of accumulated
  amortization of $711)......................................................................          -          -        6,389
                                                                                                 -------    -------      -------
Goodwill at end of period (net of accumulated
  amortization of $4,209, $4,069 and $4,209).................................................    $37,471    $31,414      $37,471
                                                                                                 =======    =======      =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 2002
                                  (Unaudited)


NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS -- (Continued)

   Adjusted net income from continuing operations for the three months ended December 31, 2001 would have been $2.2 million excluding goodwill amortization, net of taxes, using the Company's effective tax rate. Adjusted basic income per share from continuing operations for the three months ended December 31, 2001 would have been $.13. Adjusted diluted income per share from continuing operations for the three months ended December 31, 2001 would have been $.12.

Intangible Assets

   Intangible assets consist of costs relating to partnership management and operating contracts acquired through acquisitions recorded at fair value on their acquisition dates. investments and deferred financing costs. The Company amortizes contracts acquired on a declining balance method, over their respective estimated lives, ranging from eight to thirteen years. Amortization expense for the quarters ended December 31, 2002 and 2001 was $318,000 and $320,000, respectively. The aggregate estimated amortization expense for these contracts is approximately $1.2 million for each of the succeeding five years.






                                                    December 31,   September 30,
                                                        2002            2002
                                                    ------------   -------------
                                                           (in thousands)
Partnership management and operating contracts ...  $14,383            $14,343
Leasing platform .................................      918                918
                                                    -------            -------
                                                     15,301             15,261
Accumulated amortization .........................   (5,989)            (5,672)
                                                    -------            -------
Intangible assets, net ...........................  $ 9,312            $ 9,589
                                                    =======            =======

Other Assets

   The following table provides information about other assets at the dates indicated.





                                                    December 31,   September 30,
                                                        2002            2002
                                                    ------------   -------------
                                                           (in thousands)
Deferred financing costs (net of accumulated
  amortization of $4,075 and $3,742)............       2,262           2,122
Equity method investments in and advances to
  Trapeza entities..............................        4,361           3,085
Investments at lower of cost or market .........        6,081           6,137
Other ..........................................       12,657           7,934
                                                      -------         -------
                                                      $25,361         $19,278
                                                      =======         =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 2002
                                  (Unaudited)


NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS - (Continued)

Other Assets - (Continued)

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


                                                             Three Months Ended
                                                                December 31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
                                                               (in thousands)
Loan balance, beginning of period .......................    $187,542   $192,263
New loan ................................................       1,350          -
Addition to existing loans ..............................       1,160      6,261
Accretion of discount (net of collection of interest) ...         695      1,201
Collections of principal ................................      (4,393)         -
                                                             --------   --------
Loan balance, end of period .............................     186,354    199,725
Real estate ventures balance, end of period .............      17,949     16,723
Allowances for possible losses ..........................      (3,853)    (2,679)
                                                             --------   --------
Balance, loans and ventures, end of period ..............    $200,450   $213,769
                                                             ========   ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 2002
                                  (Unaudited)


NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS AND VENTURES - (Continued)


   In determining its allowance for possible losses related to its real estate loans and ventures, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans and its properties. The value of loans and properties may also be affected by factors such as the cost of compliance with regulations and liability under applicable environment laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues identified. The Company reduces it investment in real estate loans and ventures by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or venture or general to all loans or ventures.

   The following is a summary of activity in the Company's allowance for possible losses related to real estate loans and ventures for the periods indicated.




                                                                  Three Months
                                                                      Ended
                                                                  December 31,
                                                                 ---------------
                                                                  2002     2001
                                                                 ------   ------
                                                                 (in thousands)
Balance, beginning of period ................................    $3,480   $2,529
Provision for possible losses ...............................       373      150
                                                                 ------   ------
Balance, end of period ......................................    $3,853   $2,679
                                                                 ======   ======


NOTE 5 - DEBT

   Total debt consists of the following:


                                                    December 31,   September 30,
                                                        2002            2002
                                                    ------------   -------------
                                                           (in thousands)
Senior debt ....................................      $ 65,336        $ 65,336
Non-recourse debt:
 Energy:
   Revolving and term bank loans................        58,095          49,345
 Real estate finance:
   Revolving credit facilities..................        18,000          18,000
   Other........................................           875             875
                                                      --------        --------
    Total non-recourse debt ....................        76,970          68,220
Other debt .....................................        32,202          21,954
                                                      --------        --------
                                                       174,508         155,510
Less current maturities ........................         8,499           4,320
                                                      --------        --------
                                                      $166,009        $151,190
                                                      ========        ========

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


   The Wachovia credit facility requires the Partnership to maintain specified net worth and specified ratios of current assets to current liabilities and debt to EBITDA, and requires it to maintain a specified interest coverage ratio. The Partnership used this credit facility to pay off its previous revolving credit facility at PNC Bank. At December 31, 2002, $6.5 million was outstanding under this facility at an interest rate of 2.92%.


   In January 2003, the borrowing limit under this facility increased to $10.0 million through June 2003, the Company is actively seeking to secure the availability to $15.0 million.

NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   The Company, through its energy subsidiaries, enters into natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX",) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

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


NOTE 7 - DISCONTINUED OPERATIONS

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

   Summarized operating results of the discontinued Optiron operations are as follows:





                                                                   Three Months
                                                                      Ended
                                                                   December 31,
                                                                  --------------
                                                                  2002     2001
                                                                  ----   -------
                                                                  (in thousands)
Loss from discontinued operations before income taxes ........     $-    $(1,095)
Income tax benefit ...........................................      -        354
Loss from discontinued operations ............................     $-    $  (741)

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 2002
                                  (Unaudited)



NOTE 8 - OPERATING SEGMENT INFORMATION


   The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment operating income or loss amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.



                                                                 Three Months
                                                                     Ended
                                                                 December 31,
                                                               -----------------
                                                                2002       2001
                                                               -------   -------
                                                                (in thousands)

Revenues:
 Energy ...................................................    $18,025   $28,984
 Real estate finance ......................................      3,159     3,669
 All other(1) .............................................      2,290     1,192
                                                               -------   -------
                                                               $23,474   $33,845
                                                               =======   =======
Operating profit (loss):
 Energy ...................................................    $ 2,964   $ 4,388
 Real estate finance ......................................      1,474     1,663
 All other(1) .............................................     (1,820)   (1,674)
                                                               -------   -------
                                                               $ 2,618   $ 4,377
                                                               =======   =======




                                                    December 31,   September 30,
                                                        2002            2002
                                                    ------------   -------------
                                                           (in thousands)
Identifiable assets:
 Energy ........................................      $197,077        $183,693
 Real estate finance ...........................       201,637         204,327
 All other(1) ..................................        96,495          79,478
                                                      --------        --------
                                                      $495,209        $467,498
                                                      ========        ========




---------------
(1) Revenue from the Company's financial services subsidiaries is included in the "All other" category along with corporate interest and dividend income. Financial services does not meet the criteria of an operating segment under SFAS 131.

   Operating profit (loss) represents total revenues less costs attributable thereto, including interest expense, provision for possible losses and, with respect to energy and real estate finance, general and administrative expenses, and depreciation, depletion and amortization. The revenues information presented does not eliminate intercompany transactions of $87,000 and $63,000 in the three months ended December 31, 2002 and 2001, respectively.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 2002
                                  (Unaudited)



NOTE 8 - OPERATING SEGMENT INFORMATION - (Continued)

   The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement which expires March 2009 to sell the majority of its existing and future production to First
Energy Solutions Corporation ("FES"). Pricing under the contract is established by an index-based formula which we negotiate annually. Approximately 80% of the Company's current production was dedicated to the performance of this agreement for the three month period ending December 31, 2002. Payments from FES are guaranteed by its parent, First Energy
Corporation, a publicly-traded company (NYSE:FE).


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)


   When used in this Form 10-Q/A, the words "believes" "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption "Risk Factors", in our annual report on Form 10-K/A for fiscal 2002. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q/A or to reflect the occurrence of unanticipated events.


Overview of First Quarter of Fiscal 2003

   Our operating results and financial condition for the first quarter of fiscal 2003 reflect the continuing importance to us of our energy operations, as shown in the following tables:

                  Revenues as a Percent of Total Revenues (1)


                                                                        Three
                                                                       Months
                                                                        Ended
                                                                      December
                                                                         31,
                                                                     -----------
                                                                     2002   2001
                                                                     ----   ----
Energy(2) .......................................................     77%    85%
Real estate finance .............................................     14%    11%


                    Assets as a Percent of Total Assets (3)


                                                    December 31,   September 30,
                                                        2002            2002
                                                    ------------   -------------
Energy .........................................         40%             39%
Real estate finance ............................         41%             44%

---------------


(1) We attribute the balance (9% and 4% for the three months ended December 31, 2002 and 2001, respectively) to revenues derived from assets which do not meet the definition of a business segment and corporate assets such as cash, common shares held in RAIT Investment Trust and other corporate investments.


(2) Energy revenues decreased in the first fiscal quarter ended December 31, 2002 as compared to the first fiscal quarter ended December 31, 2001, as a result of the timing of drilling funds raised and subsequently converted to earnings as wells are drilled. We expect this ratio to increase for the remaining quarters of fiscal 2003.


(3) We attribute the balance (19% and 17% at December 31, 2002 and September 30, 2002, respectively) to assets which do not meet the definition of a business segment and corporate assets, as referred to in (1) above.

Results of Operations: Energy

   The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production costs per equivalent unit in our energy operations during the periods indicated:


                                                                 Three Months
                                                                     Ended
                                                                 December 31,
                                                               -----------------
                                                                2002       2001
                                                               -------   -------
                                                                (in thousands)
Revenues:

 Production ...............................................    $ 8,069   $ 7,326
 Well drilling ............................................      6,583    17,981
 Well services ............................................      1,900     2,098
 Transportation ...........................................      1,408     1,352
                                                               -------   -------
                                                               $17,960   $28,757
                                                               =======   =======
Costs and expenses:
 Production and exploration ...............................    $ 1,586   $ 2,042
 Well drilling ............................................      5,725    15,620
 Well services ............................................        855       917
 Transportation ...........................................        591       567
 Non-direct ...............................................      2,229     1,455
                                                               -------   -------
                                                               $10,986   $20,601
                                                               =======   =======




                                                                 Three Months
                                                                     Ended
                                                                 December 31,
                                                               -----------------
                                                                2002       2001
                                                               -------   -------
Revenues (in thousands):

 Gas(1) ...................................................    $ 7,050   $ 6,413
 Oil ......................................................    $ 1,016   $   908
Production volumes:
 Gas (Mcf/day)(1) (2) .....................................     19,346    20,577
 Oil (Bbls/day)(2) ........................................        447       533
Average sales prices:
 Gas (per Mmcf)(2)(3) .....................................    $  3.96   $  3.39
 Oil (per Bbl) ............................................    $ 24.71   $ 18.53
Production costs:(4)
 As a percent of production revenues ......................         19%       22%
 Per equivalent Mcfe ......................................    $   .76   $   .74

---------------
(1) Excludes sales of residual gas and sales to landowners.
(2) As used in this discussion, "Mcf" and Mmcf" means thousand cubic feet and million cubic feet; "Mcfe" and Mmcfe" means thousand cubic feet equivalent and million cubic feet equivalent, and "Bbls" means barrels. Bbls are converted to Mcfs equivalent using the ratio of 6 Bbls to one Mcf.

(3) Our average sales price before the effects of hedging was $4.01 for the quarter ended December 31, 2002. No contracts were settled for the quarter ended December 31, 2001.
(4) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance, gathering charges and production overhead.

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

Results of Operations: Real Estate Finance

   The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:



                                                                  Three Months
                                                                      Ended
                                                                  December 31,
                                                                 ---------------
                                                                  2002     2001
                                                                 ------   ------
                                                                 (in thousands)
Revenues:

 Interest ...................................................    $1,931   $2,328
 Accreted discount ..........................................       695    1,201
 Gain on resolution of loan .................................       813        -
 Equity in (loss) earnings of equity investee................      (348)      87
 Net rental and fee income ..................................        68       68
                                                                 ------   ------
                                                                 $3,159   $3,684
                                                                 ======   ======
Costs and expenses ..........................................    $  846   $  523
                                                                 ======   ======


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


   A loss of $348,000 from our share of the operating results of our unconsolidated real estate investments accounted for on the equity method in the first quarter of fiscal 2003 as compared to income of $87,000 in the first quarter of fiscal 2002. The loss was the result of an increase in depreciation and an operating loss on a property in which we acquired an interest in March 2002.


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

Results of Operations: Other Revenues, Costs and Expenses

   Our interest and other income was $2.3 million in the first quarter of fiscal 2003, an increase of $927,000 (69%) as compared to $1.3 million for the first quarter of fiscal 2002. The following table sets forth information relating to interest and other income during the periods indicated:


                                                                  Three Months
                                                                      Ended
                                                                  December 31,
                                                                 ---------------
                                                                  2002     2001
                                                                 ------   ------
                                                                 (in thousands)
Interest income .............................................    $  251   $  347
Dividend income .............................................       789      804
Gains (losses) on sale of assets ............................       974      (14)
Other .......................................................       254      204
                                                                 ------   ------
                                                                 $2,268   $1,341
                                                                 ======   ======


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


   Our depreciation, depletion and amortization consists mainly of depletion of oil and gas properties and amortization of contracts acquired. Our depletion as a percentage of oil and gas production revenues was 24% in the first quarter of fiscal 2003 compared to 26% in the first quarter of fiscal 2002.
The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.


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


                                                              Three Months Ended
                                                                 December 31,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
                                                                (in thousands)
Provided by operations ...................................    $15,813   $  4,557
Used in investing activities .............................     (4,209)   (11,845)
Provided by (used in) financing activities ...............     12,325     (1,592)
Used in discontinued operations ..........................     (5,624)      (262)
                                                              -------   --------
                                                              $18,305   $ (9,142)
                                                              =======   ========


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


                                                                                                    Payments Due By Period
                                                                                                        (in thousands)
                                                                                           ----------------------------------------
                                                                                          Less than      1 - 3     4 - 5    After 5
Contractual cash obligations:                                                   Total       1 Year       Years     Years     Years
                                                                               --------   ---------    --------    ------   -------
Long-term debt.............................................................    $174,508     $8,499     $164,067    $1,942     $  -
Capital lease obligations..................................................           -          -            -         -        -
Operating leases...........................................................       4,720      1,434        2,021     1,157      108
Unconditional purchase obligations.........................................       -           -            -         -         -
Other long-term obligations................................................       -           -            -         -         -
                                                                               --------     ------     --------    ------     ----
Total contractual cash obligations.........................................    $179,228     $9,933     $166,088    $3,099     $108
                                                                               ========     ======     ========    ======     ====



                                                                                             Amount of Commitment Expiration Per
                                                                                                            Period
                                                                                                        (in thousands)
                                                                                           ----------------------------------------
                                                                                          Less than     1 - 3     4 - 5     After 5
Other commercial commitments:                                                   Total       1 Year      Years     Years      Years
                                                                               --------   ---------    -------    ------   --------
Lines of credit............................................................    $  6,048    $ 5,048     $ 1,000    $    -   $      -
Standby letter of credit...................................................         905          -         905         -          -
Guarantees.................................................................       3,176        980       2,196         -          -
Standby replacement commitments............................................      10,533      5,860       4,673         -          -
Other commercial commitments...............................................     194,482      2,979      61,051     3,971    126,481
                                                                               --------    -------     -------    ------   --------
Total commercial commitments...............................................    $215,144    $14,867     $69,825    $3,971   $126,481
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

   For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K/A.

Recently Issued Financial Accounting Standards


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


   In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Management is still evaluating the impact of FIN 45 on its financial position and results of operations.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The Company is assessing the impact of adoption of FIN 46. However, based on management's preliminary assessment, it is reasonably possible that the Company may be required to consolidate several entities in which it has an investment. If the Company is required to consolidate the any entities, the assets and related depreciation, liabilities and non-controlling interests of these entities will be reflected in the Company's consolidated financial statements.

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

   Our contract with First Energy Solutions Corporation allow us from time to time to "lock in" the sale price for some of our natural gas production volumes to be delivered in either the current month or in future months, rather than selling those same production volumes at contract prices in the month produced. Annually, we negotiate with certain purchasers to deliver a portion of natural gas produced for the upcoming twelve months. Most of these contracts are indexed based and the price we receive for our gas changes as the underlying index changes. Through the year, at our discretion, we are permitted to designate a portion of our negotiated production volumes to be purchased at the prevailing contract price at that time, for delivery in either the current month or in future production months. For the quarter ended December 31, 2002, approximately 56% of produced volumes were sold in this manner. For the fiscal year ending September 30, 2003, we estimate in excess of 55% of our produced natural gas volumes will be sold in this manner, leaving the remaining 45% of our produced volumes to be sold at contract prices in the month produced or at spot market prices. Considering those volumes already designated for the fiscal year ending September 30, 2003, and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in approximately a 6% change in our projected natural gas revenues.

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

   As of December 31, 2002, we had gas hedges in place covering 693,000 dekatherm maturing through September 30, 2003. We include an adjustment of $622,500 on our balance sheet to mark these hedges to their fair value. "Fair value" represents the amount that we estimate we would have realized if we had terminated the hedges on that date. As these contracts qualify and have been designated as cash flow hedges, we determine gains and losses on them resulting from market price changes monthly and reflect them in accumulated other comprehensive income (loss) until the month in which we sell the hedged production. At that time, the amount included in accumulated other comprehensive income (loss) related to the sold production is closed to production revenues. We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. Net losses relating to these hedging contracts in the first quarter of fiscal 2003 and 2002 were $96,000 and $-0-, respectively.

   We set forth in the following table our natural gas hedge transactions in place as of December 31, 2002. A 10% variation in the market price of natural gas from its levels at December 31, 2002 would not have a material impact on our net assets, net earnings or cash flows.

 Open                             Volumes of               Settlement Date           Weighted Average             Unrealized
Contracts                      Natural Gas (Dth)            Quarter Ended             Price Per Dth                 Losses
----------------            -----------------------    -----------------------   -----------------------    -----------------------
  59                                177,000            March 2003                          3.56                    $(185,800)
 105                                315,000            June 2003                           3.57                     (273,100)
  67                                201,000            September 2003                      3.63                     (163,600)
---------------             -----------------------                              -----------------------    -----------------------
 231                                693,000                                               $3.58                    $(622,500)
===============             =======================                              =======================    =======================


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

Other


   In June 2002, we established a $5.0 million revolving line of credit with Commerce Bank. The facility has a term of two years and bears interest at the prime rate, or LIBOR plus 250 basis points, elected at the borrower's option. Each rate is subject to a floor of 5.5% and a ceiling of 9.0%. As of December 31, 2002, the balance outstanding was $5.0 million at an average rate of 5.5%. A hypothetical 10% change in the average interest rate on this facility would have an immaterial effect on our earnings, cash flow and financial position.


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

                          PART II.  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

In December 2002, we agreed to a settlement of outstanding claims among ourselves and the successor in interest to the purchasers of our former proprietary small ticket equipment leasing subsidiary, Fidelity Leasing, Inc. The settlement was on the terms and conditions described in Item 1, "Business-Obligations Relating to Discontinued Obligations" in our annual report on Form 10-K for the year ended September 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit No.   Description
      -----------   -----------
            3.1     Restated Certificate of Incorporation of Resource America.(2)


            3.2     Amended and Restated Bylaws of Resource America.(2)

           10.1     Employment Agreement between Edward E. Cohen and Resource America.(3)

           10.4     Employment Agreement between Steven J. Kessler and Resource America.(1)

           10.5     Employment Agreement between Nancy J. McGurk and Resource America.(1)

           10.6     Employment Agreement between Jonathan Z. Cohen and Resource America.(4)

           10.7     Credit Agreement among Atlas America, Inc., Resource America, Inc. and the other guarantors party thereto and
                    Wachovia, National Associate, and other banks party thereto, dated July 31, 2002.(4)

           10.7(a)  First Amendment to Loan Agreement, dated as of January 24, 2001.(6)

           10.8     Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties XXXII, Inc., Resource
                    Properties XXXVIII, Inc., Resource Properties II, Inc., Resource Properties 51, Inc., Resource Properties, Inc.,
                    Resource America and Jefferson Bank (now known as Hudson United Bank).(6)

           10.9(a)  Modification of Revolving Credit Loan and Security Agreement dated March 30, 2000.(6)

          10.10     Revolving Credit Loan Agreement dated July 27, 1999 by and between Resource America, Inc. and Sovereign Bank.(6)

          10.11     Term Loan Agreement between Resource Properties, Inc. and Miller & Schroeder Investments Corporation.(7)

          10.12     Credit Agreement among Atlas Pipeline Partners, L.P. and Wachovia Bank dated December 27, 2002.(8)

          10.13     Settlement Agreement between Resource America, Inc., FLI Holdings, Inc., AEL Leasing Co., Inc. and Citibank,
                    N.A. dated December 31, 2002.(9)

(b)  Reports on Form 8-K

     None
---------------
(1) Filed previously as an exhibit to our Current Report on Form 8-K filed on May 18, 2000 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(3) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.
(4) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2001 and by this reference incorporated herein.
(5) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 1999 and by this reference incorporated herein.
(6) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2000 and by this reference incorporated herein.
(7) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and by this reference incorporated herein.
(8) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and by this reference incorporated herein.
(9) Filed previously as an exhibit to our Registration Statement on Form S-4 (File No. 333-103084) on February 11, 2003 and by this reference incorporated herein.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                                                           RESOURCE AMERICA, INC.
                                                                                           (Registrant)
Date: April 11, 2003                                                                       By:        /s/ Steven J. Kessler
                                                                                                      ---------------------
                                                                                                      STEVEN J. KESSLER
                                                                                                      Senior Vice President and
                                                                                                      Chief Financial Officer
Date: April 11, 2003                                                                       By:        /s/ Nancy J. McGurk
                                                                                                      -------------------
                                                                                                      NANCY J. McGURK
                                                                                                      Vice President-Finance and
                                                                                                      Chief Accounting Officer

                                 CERTIFICATIONS


I, Edward E. Cohen, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A of Resource America, Inc.;


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


     Date:   April 11, 2003
             /s/ Edward E. Cohen
             Edward E. Cohen
             Chairman of the Board, President and Chief Executive Officer

                                 CERTIFICATIONS


I, Steven J. Kessler, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A of Resource America, Inc.;


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


     Date:   April 11, 2003
             /s/ Stephen J. Kessler
             Stephen J. Kessler
             Senior Vice President and Chief Financial Officer