Form 10-Q
period 2003-03-31
RESOURCE AMERICA INC
filed 2003-05-14
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


                         Commission file number: 0-4408


                             RESOURCE AMERICA, INC.
              ----------------------------------------------------
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

                     17,089,700       Shares April 30, 2003

                                    RESOURCE AMERICA, INC. AND SUBSIDIARIES
                                           INDEX TO QUARTERLY REPORT
                                                 ON FORM 10-Q

                                                                                                       PAGE
                                                                                                       ----
PART I        FINANCIAL INFORMATION
     Item 1.    Financial Statements

                Consolidated Balance Sheets - March 31, 2003 (Unaudited)
                    and September 30, 2002..........................................................        2

                Consolidated Statements of Income (Unaudited)
                    Three Months and Six Months Ended March 31, 2003 and 2002.......................        3

                Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    Six Months Ended March 31, 2003.................................................        4

                Consolidated Statements of Cash Flows (Unaudited)
                    Six Months Ended March 31, 2003 and 2002........................................        5

                Notes to Consolidated Financial Statements - March 31, 2003 (Unaudited).............   6 - 16

     Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.......................................................  17 - 26

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................  27 - 28

     Item 4.  Controls and Procedures...............................................................       29

PART II       OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K......................................................  30 - 31

SIGNATURES..........................................................................................       32

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                           March 31,          September 30,
                                                                                             2003                  2002
                                                                                           ---------             ---------
                                                                                          (unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents.................................................           $  27,583             $  25,736
    Accounts receivable.......................................................              16,670                16,060
    Assets held for disposal..................................................                   -                 5,488
    Prepaid expenses..........................................................               4,599                 2,696
                                                                                         ---------             ---------
      Total current assets....................................................              48,852                49,980
Investments in real estate loans and ventures.................................             201,425               202,423
Investment in RAIT Investment Trust...........................................              24,527                29,580
Property and equipment:
    Oil and gas properties and equipment (successful efforts).................             140,482               126,983
    Gas gathering and transmission facilities.................................              30,569                28,091
    Other.....................................................................               8,715                 8,390
                                                                                         ---------             ---------
                                                                                           179,766               163,464
Less - accumulated depreciation, depletion and amortization...................             (49,681)              (44,287)
                                                                                         ---------             ---------
      Net property and equipment..............................................             130,085               119,177
Goodwill......................................................................              37,471                37,471
Intangible assets.............................................................               8,971                 9,589
Other assets..................................................................              18,763                19,278
                                                                                         ---------             ---------
                                                                                         $ 470,094             $ 467,498
                                                                                         =========             =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt.........................................           $   3,731             $   4,320
    Accounts payable..........................................................              16,151                12,378
    Accrued interest..........................................................               1,628                 1,760
    Liabilities associated with assets held for disposal......................                   -                11,317
    Accrued liabilities.......................................................              11,029                 9,808
    Estimated income taxes....................................................                 812                   893
    Deferred revenue on drilling contracts....................................               9,034                 4,948
                                                                                         ---------             ---------
      Total current liabilities...............................................              42,385                45,424
Long-term debt:
    Senior....................................................................              65,336                65,336
    Non-recourse..............................................................              65,722                68,220
    Other.....................................................................              23,283                17,634
                                                                                         ---------             ---------
                                                                                           154,341               151,190
Liabilities associated with assets held for disposal..........................                   -                 3,144
Asset retirement obligations..................................................               3,300                     -
Deferred revenue and other liabilities........................................                 802                 1,074
Deferred income taxes.........................................................              15,943                13,733
Minority interest.............................................................              19,140                19,394
Commitments and contingencies.................................................                   -                     -
Stockholders' equity:
    Preferred stock, $1.00 par value: 1,000,000 authorized shares.............                   -                     -
    Common stock, $.01 par value; 49,000,000 authorized shares................                 251                   250
    Additional paid-in capital................................................             223,747               223,824
    Less treasury stock, at cost..............................................             (77,651)              (74,828)
    Less ESOP loan receivable.................................................              (1,185)               (1,201)
    Accumulated other comprehensive income....................................               5,718                 5,911
    Retained earnings.........................................................              83,303                79,583
                                                                                         ---------             ---------
      Total stockholders' equity..............................................             234,183               233,539
                                                                                         ---------             ---------
                                                                                         $ 470,094             $ 467,498
                                                                                         =========             =========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended            Six Months Ended
                                                                           March 31,                   March 31,
                                                                   ------------------------     ------------------------
                                                                     2003           2002          2003           2002
                                                                   ---------      ---------     ---------      ---------
                                                                          (in thousands, except per share data)
REVENUES:
   Energy.....................................................     $  36,336      $  26,670     $  54,296      $  55,427
   Real estate finance........................................         3,489          5,620         6,648          9,304
   Equity in earnings of unconsolidated investees.............           108              -           108              -
   Interest and other.........................................         1,736          1,913         4,004          3,254
                                                                   ---------      ---------     ---------      ---------
                                                                      41,669         34,203        65,056         67,985
COSTS AND EXPENSES:
   Energy.....................................................        25,830         20,260        36,816         40,861
   Real estate finance........................................           937            464         1,783            987
   General and administrative.................................         1,306          1,574         2,904          2,840
   Provision for legal settlement.............................         1,185              -         1,185              -
   Depreciation, depletion and amortization...................         3,103          2,583         6,086          5,380
   Interest...................................................         3,071          3,077         6,409          6,392
   Provision for possible losses..............................           800            650         1,173            800
   Minority interest in Atlas Pipeline Partners, L.P..........           884            642         1,529          1,395
                                                                   ---------      ---------     ---------      ---------
                                                                      37,116         29,250        57,885         58,655
                                                                   ---------      ---------     ---------      ---------
Income from continuing operations before income taxes.........         4,553          4,953         7,171          9,330
Provision for income taxes....................................         1,458          1,640         2,295          3,087
                                                                   ---------      ---------     ---------      ---------
Income from continuing operations.............................         3,095          3,313         4,876          6,243

Discontinued operations:
   Loss on discontinued operations, net of tax benefit of
     $94 and $448.............................................             -           (175)            -           (916)
                                                                   ---------      ---------     ---------      ---------
Net income....................................................     $   3,095      $   3,138     $   4,876      $   5,327
                                                                   =========      =========     =========      =========

Net income per common share - basic:
   From continuing operations.................................     $     .18      $     .19     $     .28      $     .36
   From discontinued operations...............................             -           (.01)            -           (.05)
                                                                   ---------      ---------     ---------      ---------
Net income per common share - basic...........................     $     .18      $     .18     $     .28      $     .31
                                                                   =========      =========     =========      =========
Weighted average common shares outstanding....................        17,118         17,444        17,245         17,438
                                                                   =========      =========     =========      =========

Net income per common share - diluted:
   From continuing operations.................................     $     .18      $     .19     $     .28      $     .35
   From discontinued operations...............................             -           (.01)            -           (.05)
                                                                   ---------      ---------     ---------      ---------
Net income per common share - diluted.........................     $     .18      $     .18     $     .28      $     .30
                                                                   =========      =========     =========      =========
Weighted average common shares................................        17,398         17,785        17,524         17,768
                                                                   =========      =========     =========      =========










           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)
                        (in thousands, except share data)


                                              Common stock             Additional              Treasury Stock             ESOP
                                        --------------------------       Paid-In         ---------------------------      Loan
                                         Shares           Amount         Capital          Shares            Amount      Receivable
-----------------------------------------------------------------------------------------------------------------------------------

Balance, October 1, 2002 ...........    25,044,066        $   250        $ 223,824      (7,623,198)       $(74,828)       $(1,201)
Common shares issued ...............        38,510              1              176             177
Treasury shares issued .............                                          (253)         19,759             415
Purchase of treasury shares ........                                                      (389,950)         (3,238)
Other comprehensive income .........
Cash dividends ($.066 per share) ...
Repayment of ESOP Loan .............                                                                                           16
Net income .........................
                                    -----------------------------------------------------------------------------------------------
Balance, March 31, 2003 ............    25,082,576        $   251        $ 223,747      (7,993,389)       $(77,651)       $(1,185)
                                        ==========        =======        =========      ==========        ========        =======


                                       Accumulated
                                          Other                      Totals
                                      Comprehensive    Retained    Stockholders'
                                          Income       Earnings       Equity
--------------------------------------------------------------------------------

Balance, October 1, 2002 ...........      $ 5,911       $79,583       $233,539
Common shares issued ...............
Treasury shares issued .............                                       162
Purchase of treasury shares ........                                    (3,238)
Other comprehensive income .........         (193)                        (193)
Cash dividends ($.066 per share) ...                     (1,156)        (1,156)
Repayment of ESOP Loan .............                                        16
Net income .........................                      4,876          4,876
                                    --------------------------------------------
Balance, March 31, 2003 ............      $ 5,718       $83,303       $234,183
                                          =======       =======       ========






           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      March 31,
                                                                                            ---------------------------
                                                                                               2003             2002
                                                                                            ----------       ----------
                                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................................      $    4,876       $    5,327
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization............................................           6,086            5,380
  Amortization of discount on senior debt and deferred finance costs..................             650              504
  Provision for possible losses.......................................................           1,173              800
  Equity in earnings of equity investees..............................................            (108)               -
  Minority interest in Atlas Pipeline Partners, L.P...................................           1,529            1,395
  Loss on discontinued operations ....................................................               -              916
  Gain on asset dispositions..........................................................            (867)          (2,108)
  Gain on sale of RAIT Investment Trust shares........................................          (2,119)               -
  Property impairments and abandonments...............................................              12               12
  Deferred income taxes...............................................................           2,250            3,904
  Accretion of discount...............................................................          (1,409)          (2,186)
  Collection of interest..............................................................              91            4,969
  Non-cash compensation ..............................................................             162              303
Changes in operating assets and liabilities:
  Increase in accounts receivable and other assets....................................          (1,624)            (844)
  Increase (decrease) in accounts payable and other liabilities.......................           6,708          (16,499)
                                                                                            ----------       ----------
Net cash provided by operating activities.............................................          17,410            1,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..................................................................         (12,898)         (11,780)
Principal payments on notes receivable and proceeds from sales of assets..............           4,578           20,824
Proceeds from (purchase of) RAIT Investment Trust shares..............................           7,357           (1,890)
Increase in other assets..............................................................          (2,824)            (464)
Investments in real estate loans and ventures.........................................          (2,133)          (9,121)
Decrease in other liabilities.........................................................             (29)               -
                                                                                            ----------       ----------
Net cash used in investing activities.................................................          (5,949)          (2,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings............................................................................          64,139           73,866
Principal payments on borrowings......................................................         (61,253)         (85,933)
Dividends paid .......................................................................          (1,156)          (1,162)
Distributions paid to minority interests of Atlas Pipeline Partners, L.P..............          (1,751)          (1,913)
Purchase of treasury stock............................................................          (3,238)            (493)
Decrease in restricted cash...........................................................               -               33
Repayment of ESOP loan................................................................              16               48
Increase in other assets..............................................................            (772)            (241)
Proceeds from issuance of stock.......................................................              25                -
                                                                                            ----------       ----------
Net cash used in financing activities.................................................          (3,990)         (15,795)
                                                                                            ----------       ----------
Net cash used in discontinued operations..............................................          (5,624)          (1,165)
                                                                                            ----------       ----------
Increase (decrease) in cash and cash equivalents......................................           1,847          (17,518)
Cash and cash equivalents at beginning of period......................................          25,736           48,648
                                                                                            ----------       ----------
Cash and cash equivalents at end of period............................................      $   27,583       $   31,130
                                                                                            ==========       ==========






           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2003 and for the three months and six months ended March 31, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002. The results of operations for the three months and six months ended March 31, 2003 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2003.

         Certain reclassifications have been made to the consolidated financial statements as of and for the three months and six months ended March 31, 2002 to conform to the three months and six months ended March 31, 2003 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

         The following table presents comprehensive income for the periods indicated:

                                                                     Three Months Ended            Six Months Ended
                                                                           March 31,                    March 31,
                                                                   ------------------------     ------------------------
                                                                     2003           2002          2003           2002
                                                                   ---------      ---------     ---------      ---------
                                                                                      (in thousands)
Net income....................................................     $   3,095      $   3,138     $   4,876      $   5,327
Other comprehensive income (loss):
  Unrealized gain on investment in RAIT Investment Trust:
     Unrealized holding gain arising during the period,
       net of taxes of $322, $1,797, $729, and
       $1,994.................................................           615          3,648         1,481          4,048
     Less: reclassification adjustment for gain realized
       in net income, net of taxes of $363 and $664...........          (738)             -        (1,356)             -
                                                                   ---------      ---------     ---------      ---------
                                                                        (123)         3,648           125          4,048
Unrealized loss on natural gas futures and
  options contracts, net of taxes of $50, $91, $145 and
  $55.........................................................          (106)          (184)         (318)          (111)
                                                                   ---------      ---------     ---------      ---------
                                                                        (229)         3,464          (193)         3,937
                                                                   ---------      ---------     ---------      ---------
Comprehensive income..........................................     $   2,866      $   6,602     $   4,683      $   9,264
                                                                   =========      =========     =========      =========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

                                                                                At March 31,       At September 30,
                                                                                    2003                   2002
                                                                                 -----------          -----------
                                                                                          (in thousand)
Accumulated other comprehensive income (loss) is related to the following items, net of taxes:
  Marketable securities - unrealized gains.................................      $     6,269          $     6,144
  Unrealized hedging losses................................................             (551)                (233)
                                                                                 -----------          -----------
                                                                                 $     5,718          $     5,911
                                                                                 ===========          ===========

Investment in RAIT Investment Trust

         The Company accounts for its investment in RAIT Investment Trust ("RAIT") in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This investment is classified as available-for-sale and as such is carried at fair market value based on market quotes. Unrealized gains and losses, net of taxes, are reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

         The following table discloses the pre-tax unrealized gains relating to the Company's investment in RAIT at the dates indicated:

                                     At March 31,       At September 30,
                                        2003                 2002
                                     -----------          ----------
                                              (in thousands)
Cost...............................  $    15,029          $   20,268
Unrealized gains...................        9,498               9,312
                                     -----------          ----------
Estimated fair value...............  $    24,527          $   29,580
                                     ===========          ==========

Fair Value of Financial Instruments

         The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

         For investments in real estate loans, because each loan is a unique transaction involving a discrete property it is impractical to determine their fair values. However, the Company believes the carrying amounts of the loans are recoverable based upon the estimated value of the underlying collateral.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments - (Continued)

         The following table provides information about other financial instruments at the dates indicated:

                                                             March 31, 2003                     September 30, 2002
                                                     -----------------------------        ----------------------------
                                                      Carrying           Estimated         Carrying         Estimated
                                                       Amount           Fair Value          Amount          Fair Value
                                                     -----------      ------------        ----------      ------------
                                                            (in thousands)                        (in thousands)
Energy non-recourse debt...................          $    47,722      $     47,722        $   49,345      $     49,345
Real estate finance debt...................               31,480            31,480            33,214            33,214
Senior debt................................               65,336            67,623            65,336            67,623
Other debt.................................               13,534            13,534             7,615             7,615
                                                     -----------      ------------        ----------      ------------
                                                     $   158,072      $    160,359        $  155,510      $    157,797
                                                     ===========      ============        ==========      ============

Earnings Per Share

         The following table presents a reconciliation of the components used in the computation of net income per common share-basic and net income per common share-diluted for the periods indicated:

                                                                     Three Months Ended            Six Months Ended
                                                                           March 31,                    March 31,
                                                                   ------------------------     ------------------------
                                                                     2003           2002          2003           2002
                                                                   ---------      ---------     ---------      ---------
                                                                                      (in thousands)
Income from continuing operations.............................     $   3,095      $   3,313     $   4,876      $   6,243
Loss from discontinued operations, net of taxes of $94
   and $448...................................................             -           (175)            -           (916)
                                                                   ---------      ---------     ---------      ---------
   Net income.................................................     $   3,095      $   3,138     $   4,876      $   5,327
                                                                   =========      =========     =========      =========

Weighted average common shares outstanding-basic..............        17,118         17,444        17,245         17,438
Dilutive effect of stock option and award plans...............           280            341           279            330
                                                                   ---------      ---------     ---------      ---------
Weighted average common shares-diluted........................        17,398         17,785        17,524         17,768
                                                                   =========      =========     =========      =========

Asset Retirement Obligations

         SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), establishes requirements for the accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on October 1, 2002 resulted in the recording of an additional cost basis of $3.3 million to oil and gas properties and equipment representing the Company's share of estimated future well plugging costs (as discounted to the present value at the dates the wells began operations). In addition, the Company recorded a corresponding retirement obligation liability of $3.3 million (which includes accretion of the discounted present value to September 30, 2002). Accumulated depreciation and depletion did not change as the additional cost basis associated with the plugging liability was offset by the estimated salvage value to be realized upon the disposal of the wells. The cumulative and pro forma effects of initially applying SFAS 143 were not material to the Company's Consolidated Statements of Income.

         Except for the item above, the Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            March 31, 2003(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Cash Flow Information

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                                                    Six Months Ended
                                                                                                         March 31,
                                                                                                ------------------------
                                                                                                  2003            2002
                                                                                                ---------      ---------
                                                                                                    (in thousands)
Cash paid during the period for:
   Interest................................................................................     $   5,891      $   5,948
   Income taxes............................................................................     $       -      $   1,500

Non-cash activities include the following:
   Receipt of a note in connection with the sale of a real estate loan.....................     $   1,350      $       -
   Leases transferred to LEAF's sponsored investment partnership...........................     $   3,550      $       -
   Debt transferred to LEAF's sponsored investment partnership.............................     $   3,550      $       -

Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 which is generally effective for fiscal years ending after December 15, 2002. SFAS 148 requires quarterly disclosure of the effects that would have occurred if the financial statements had applied the fair value recognition principles of SFAS 123, "Accounting for Stock-Based Compensation." The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. For certain grants, no stock-based employee compensation cost is reflected in net income, since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS 123:

                                                                     Three Months Ended            Six Months Ended
                                                                           March 31,                    March 31,
                                                                   ------------------------     ------------------------
                                                                      2003          2002          2003           2002
                                                                   ---------      ---------     ---------      ---------
                                                                          (in thousands, except per share data)
Net income as reported........................................     $   3,095      $   3,313     $   4,876      $   6,243
Stock-based employee compensation expense reported in net
  income, net of tax..........................................             -              -             -              -
Total stock-based employee compensation under fair value
  method for all grants, net of tax...........................          (376)          (528)         (751)        (1,056)
                                                                   ---------      ---------     ---------      ---------
Pro forma net income..........................................     $   2,719      $   2,785     $   4,125      $   5,187
                                                                   =========      =========     =========      =========

Net income per common share:
Basic - as reported...........................................     $     .18      $     .18     $     .28      $     .31
Basic - proforma..............................................     $     .16      $     .16     $     .24      $     .30
Diluted - as reported.........................................     $     .18      $     .18     $     .28      $     .30
Diluted - pro forma...........................................     $     .16      $     .16     $     .24      $     .29

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Recently Issued Financial Accounting Standards

         In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and requires a guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 by the Company did not have a material effect on its consolidated financial position or results of operations.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which the Company is required to adopt on July 1, 2003. FIN 46's consolidation criteria are based on an analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of the applicable investment. Management is assessing the impact of the adoption of FIN 46. However, based on management's preliminary assessment, it is reasonably possible that the Company may be required to consolidate several entities in which it has an investment. Under FIN 46 certain real estate loans presently carried on the Company's books could be removed and replaced by real property and associated third-party debt. In the event the Company is required to consolidate any of these entities, the Company would not acquire any legal ownership of the property owned by the entity, nor would its legal rights and obligations change. The complexity of the new consolidation rules and their evolving clarification make forecasting their effect impracticable.

NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS

Goodwill

         On October 1, 2001, the Company early-adopted SFAS 142 "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company evaluates its goodwill at each year end, and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated. All goodwill recorded on the Company's balance sheets is related to the Company's energy segment.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS - (Continued)

Intangible Assets

         Partnership management and operating contracts and the Company's equipment leasing operating system, or leasing platform, were acquired through acquisitions and recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method over their respective estimated lives, ranging from eight to thirteen years. The leasing platform is amortized on the straight-line method over its remaining life of six years. Amortization expense for the six months ended March 31, 2003 was $658,000. The aggregate estimated annual amortization expense is approximately $1.3 million for each of the succeeding five years.

                                                                                  At March 31,       At September 30,
                                                                                     2003                    2002
                                                                                  -----------           -----------
                                                                                           (in thousands)
Partnership management and operating contracts............................        $    14,383           $    14,343
Leasing platform..........................................................                918                   918
                                                                                  -----------           -----------
                                                                                       15,301                15,261
Accumulated amortization..................................................             (6,330)               (5,672)
                                                                                  -----------           -----------
Intangible assets, net....................................................        $     8,971           $     9,589
                                                                                  ===========           ===========

Other Assets

         The following table provides information about other assets at the dates indicated.

                                                                                  At March 31,       At September 30,
                                                                                     2003                    2002
                                                                                  -----------           -----------
                                                                                           (in thousands)
Deferred financing costs (net of accumulated amortization
    of $4,392 and $3,742)...................................................      $     2,244           $     2,122
Equity method investments in and advances to Trapeza entities...............            3,972                 3,085
Investments at lower of cost or market......................................            6,137                 6,137
Other.......................................................................            6,410                 7,934
                                                                                  -----------           -----------
                                                                                  $    18,763           $    19,278
                                                                                  ===========           ===========

         Deferred financing costs are amortized over the terms of the related loans (two to seven years).

         Investments in Trapeza entities are accounted for by the equity method of accounting since the Company, as a 50% owner of the general partner of these entities, has the ability to exercise significant influence over its operating and financial decisions. The Company's combined general and limited partner interests in these entities range from 16% to 18%.

         Investments at the lower of cost or market include non-marketable investments in entities in which the Company has less than a 20% ownership interest, and in which it does not have the ability to exercise significant influence over their operating and financial decisions. These investments include approximately 10% of the outstanding shares of The Bancorp, Inc., a related party as disclosed in Note 4 in the Company's Annual Report on Form 10K/A for the fiscal year ended September 30, 2002.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS AND VENTURES

         The Company focuses its real estate activities on managing its existing real estate loan portfolio and one real estate partnership it sponsored which closed its initial transaction during the three months ended March 31, 2003. Real estate loans generally were acquired at discounts from both their face value and the appraised value of the properties underlying the loans. Cash received by the Company for payment on each real estate loan is allocated between principal and interest. The Company also records as income the accretion of a portion of the difference between its cost basis in a real estate loan and the sum of projected cash flows there from. This accretion of discount amounted to $714,000 and $985,000 during the three months ended March 31, 2003 and 2002 and $1.4 million and $2.2 million during the six months ended March 31, 2003 and 2002, respectively. As the Company sells senior lien interests or receives funds from refinancing of such loans by the borrower, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At March 31, 2003, the Company held real estate loans having an aggregate face value of $614.2 million. The investment in these loans at that date was carried at an aggregate cost of $187.7 million, including cumulative accretion. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated.

                                                                     Three Months Ended            Six Months Ended
                                                                            March 31,                   March 31,
                                                                  --------------------------   --------------------------
                                                                      2003           2002         2003           2002
                                                                  -----------    -----------   -----------    -----------
                                                                                      (in thousands)
Loan balance, beginning of period.............................    $   186,354    $   199,725   $   187,542    $   192,263
New loan......................................................              -              -         1,350              -
Additions to existing loans...................................          1,261          1,087         2,421          7,348
Accretion of discount (net of collection of interest).........            714            985         1,409          2,186
Write-downs...................................................           (393)          (500)         (393)          (500)
Collection of principal.......................................           (208)             -        (4,601)             -
Cost of loans resolved........................................              -        (22,344)            -        (22,344)
                                                                  -----------    -----------   -----------    -----------
Loan balance, end of period...................................    $   187,728    $   178,953   $   187,728    $   178,953

Real estate ventures balance, end of period...................    $    17,957    $    18,294   $    17,957    $    18,294
Allowance for possible losses.................................         (4,260)        (2,829)       (4,260)        (2,829)
                                                                  -----------    -----------   -----------    -----------
Balance, loans and ventures, end of period....................    $   201,425    $   194,418   $   201,425    $   194,418
                                                                  ===========    ===========   ===========    ===========

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the periods indicated:

                                                                     Three Months Ended            Six Months Ended
                                                                            March 31,                   March 31,
                                                                  --------------------------   --------------------------
                                                                     2003           2002          2003           2002
                                                                  -----------    -----------   -----------    -----------
                                                                                      (in thousands)
Balance, beginning of period..................................    $     3,853    $     2,679   $     3,480    $     2,529
Provision for possible losses.................................            800            650         1,173            800
Write-downs...................................................           (393)          (500)         (393)          (500)
                                                                  -----------    -----------   -----------    -----------
Balance, end of period........................................    $     4,260    $     2,829   $     4,260    $     2,829
                                                                  ===========    ===========   ===========    ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 5 - DEBT

         Total debt consists of the following:

                                           At March 31,       At September 30,
                                               2003                 2002
                                           -----------          -----------
                                                   (in thousands)
Senior debt..............................  $    65,336          $    65,336

Non-recourse debt:
    Energy:
      Revolving and term bank loans......       47,722               49,345
    Real estate finance:
      Revolving credit facilities........       18,000               18,000
      Other..............................            -                  875
                                           -----------          -----------
         Total non-recourse debt.........       65,722               68,220
Other debt...............................       27,014               21,954
                                           -----------          -----------
                                               158,072              155,510
Less current maturities..................        3,731                4,320
                                           -----------          -----------
                                           $   154,341          $   151,190
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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - (Continued)

         At March 31, 2003, the Company had 172 open natural gas futures contracts related to natural gas sales covering 516,000 dekatherm ("Dth") (net to the Company) maturing through September 2003 at a combined average settlement price of $3.59 per Dth. Based on quoted market prices, the fair value of the Company's open natural gas futures contracts at March 31, 2003, is $8.8 million. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold, unless the hedges are no longer "highly effective." Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company's net unrealized loss related to open NYMEX contracts was approximately $780,000 at March 31, 2003 and $316,600 at September 30, 2002. The unrealized losses, net of applicable taxes, have been recorded as a liability in the Company's Consolidated Balance Sheets and in Stockholders' Equity as a component of Accumulated Other Comprehensive Income. The Company recognized a loss of $448,000 and $544,000 on settled contracts for the three months and six months ended March 31, 2003. The Company recognized no gains or losses during the three months and six months ended March 31, 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. As of March 31, 2003, all of the deferred net losses on derivative instruments included in accumulated other comprehensive income (loss) are expected to be reclassified to earnings during the next six months.

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

         Summarized operating results of the discontinued Optiron operations are as follows:

                                                                     Three Months Ended         Six Months Ended
                                                                          March 31,                  March 31,
                                                                 -------------------------    ---------------------
                                                                    2003            2002        2003          2002
                                                                 ---------       ---------    --------     --------
                                                                                      (in thousands)
Loss from discontinued operations before
    income taxes.............................................    $       -       $    (269)   $      -     $ (1,364)
Income tax benefit...........................................            -              94           -          448
                                                                 ---------       ---------    --------     --------
Loss from discontinued operations............................    $       -       $    (175)   $      -     $   (916)
                                                                 =========       =========    ========     ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 8 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION

         The Company operates in two principal industry segments: energy and real estate finance. Segment data for the periods indicated are as follows:

                                                                     Three Months Ended        Six Months Ended
                                                                           March 31,                March 31,
                                                                 ------------------------    ----------------------
                                                                    2003           2002        2003          2002
                                                                 ---------      ---------    ---------    ---------
                                                                                     (in thousands)
Revenues:
    Energy....................................................   $  36,336      $  26,723    $  54,296    $  55,543
    Real estate finance.......................................       3,489          5,620        6,648        9,304
    Intercompany interest.....................................         (32)           (53)        (119)        (116)
    All other (1).............................................       1,876          1,913        4,231        3,254
                                                                 ---------      ---------    ---------    ---------
                                                                 $  41,669      $  34,203    $  65,056    $  67,985
                                                                 =========      =========    =========    =========
Operating profit (loss):
    Energy....................................................   $   6,387      $   3,546    $   9,351    $   7,934
    Real estate finance.......................................       1,316          4,017        2,790        6,435
    All other (1).............................................      (3,150)        (2,610)      (4,970)      (5,039)
                                                                 ---------      ---------    ---------    ---------
                                                                 $   4,553      $   4,953    $   7,171    $   9,330
                                                                 =========      =========    =========    =========

                                                                               At March 31,    At September 30,
                                                                                  2003               2002
                                                                                ---------         ----------
                                                                                      (in thousands)
Identifiable assets:
    Energy...............................................................       $ 195,684         $  183,693
    Real estate finance..................................................         202,518            204,327
    All other (1)........................................................          71,892             79,478
                                                                                ---------         ----------
                                                                                $ 470,094         $  467,498
                                                                                =========         ==========

---------------
(1) Revenue and assets of the Company's financial services subsidiaries are included in the "All other" categories along with corporate interest and dividend income and corporate assets. Financial services does not meet the criteria of an operating segment under SFAS 131.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 8 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION - (Continued)

         Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto, including interest, provision for possible losses and depreciation, depletion and amortization, excluding general corporate expenses.

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement which expires March 2009 to sell the majority of its existing and future production to an affiliate of First Energy Corporation ("FEC"). Pricing under the contract is established by index-based formulas which the Company negotiates annually. Approximately 80% of the Company's current production was dedicated to the performance of this agreement for the six month period ended March 31, 2003. Payments from the affiliate are guaranteed by its parent, FEC, a publicly-traded company (NYSE:FE).

         The Company anticipates that it will negotiate mutually agreeable pricing terms for subsequent 12-month periods pursuant to the aforementioned agreement. Management believes that the loss of any one customer would not have a material adverse effect as it believes that, under current market conditions, the Company's production could readily be absorbed by other purchasers.

NOTE 9 - LEGAL SETTLEMENT

         The Company settled an action filed in the U.S. District Court for the District of Oregon by the former chairman of TRM Corporation and his children. The Company's chief executive officer and a former director and officer also had been named as defendants. The plaintiffs' claims were for breach of contract and fraud. The Company recorded a charge of $1.2 million, including related legal fees in the three months ended March 31, 2003.

NOTE 10 - SUBSEQUENT EVENTS

         On May 9, 2003, the Company's majority-owned subsidiary, Atlas Pipeline Partners, L.P., completed a public offering of 950,000 common units of limited partner interest. The net proceeds after underwriting discounts and commissions were approximately $22.2 million. These proceeds will reduce existing debt of $8.5 million and will fund future capital expenditures.

         On April 1, 2003, the Company filed registration statements on Forms S-4 and S-3 with respect to a proposed offer to exchange its outstanding 12% Senior Notes due 2004 for a like amount of 12% Senior Notes due 2008 and a proposed concurrent offering of $30.0 million original principal amount of 12% Senior Notes due 2008.

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

Overview of Three Months and Six Months Ended March 31, 2003 and 2002

         Our operating results and financial condition for the second quarter of fiscal 2003 reflect the continuing growth in importance to us of our energy operations, as shown in the following tables:

                Revenues as a Percent of Total Revenues (1)

                                 Three Months Ended         Six Months Ended
                                      March 31,                 March 31,
                                 -------------------        -----------------
                                 2003           2002        2003         2002
                                 ----           ----        ----         ----
Energy.......................    87%            78%          83%          82%
Real estate finance..........     8%            16%          10%          14%

                    Assets as a Percent of Total Assets (2)

                                                March 31,          September 30,
                                                  2003                  2002
                                                ---------          -------------
                                                        (in thousands)
Energy......................................     42%                     39%
Real estate finance.........................     43%                     44%

--------------
(1) We attribute the balance (5% and 6%, and 7% and 4%, for the three and six months ended March 31, 2003 and 2002, respectively) to revenues derived from assets related to operations which do not meet the definition of a business segment and corporate assets such as cash, common shares held in RAIT Investment Trust and other corporate investments.
(2) We attribute the balance (15% and 17% at March 31, 2003 and September 30, 2002, respectively) to assets related to operations which do not meet the definition of a business segment, as referred to in footnote (1) above.

Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production costs per equivalent unit in our energy operations during the periods indicated:

                                                                     Three Months Ended           Six Months Ended
                                                                          March 31,                  March 31,
                                                                 ------------------------      ----------------------
                                                                   2003            2002         2003           2002
                                                                 --------       ---------      --------      --------
                                                                                 (in thousands, except
                                                                          sales price and production cost data)
Revenues:
    Production................................................   $  9,416       $   6,570      $ 17,485      $ 13,896
    Well drilling.............................................     23,366          16,758        29,949        34,739
    Well services.............................................      2,152           2,020         4,052         4,118
    Transportation............................................      1,402           1,322         2,810         2,674
                                                                 --------       ---------      --------      --------
                                                                 $ 36,336       $  26,670      $ 54,296      $ 55,427
                                                                 ========       =========      ========      ========

Costs and expenses:
    Production................................................   $  1,644       $   1,676      $  3,179      $  3,300
    Exploration...............................................        958             238         1,009           656
    Well drilling.............................................     20,318          14,775        26,043        30,395
    Well services.............................................      1,085             991         1,940         1,908
    Transportation............................................        612             491         1,203         1,058
    Non-direct................................................      1,213           2,089         3,442         3,544
                                                                 --------       ---------      --------      --------
                                                                 $ 25,830       $  20,260      $ 36,816      $ 40,861
                                                                 ========       =========      ========      ========

Production revenues:
    Gas (1)...................................................   $  8,231       $   5,947      $ 15,281      $ 12,360
    Oil.......................................................   $  1,187       $     605      $  2,203      $  1,513

Production volume:
    Gas (mcf/day) (1) (2).....................................     17,933          18,771        18,648        19,684
    Oil (bbls/day) (2)........................................        410             388           429           461

Average sales prices:
    Gas (per mcf)  (3)........................................   $   5.10       $    3.52      $   4.50      $   3.45
    Oil (per bbl).............................................   $  32.17       $   17.32      $  28.24      $  18.03

Average production costs (4):
    As a percent of production revenues.......................         17%             26%           18%           24%
    Per mcf equivalent unit (2)...............................   $    .90       $     .88      $    .82      $    .81

-------------
(1)      Excludes sales of residual gas and sales to landowners.
(2) As used in this discussion, "mcf" and mmcf" means thousand cubic feet and million cubic feet; "mcfe" and mmcfe" means thousand cubic feet equivalent and million cubic feet equivalent, and "bbls" means barrels. Bbls are converted to mcfs equivalent using the ratio of six mcfs to one bbl.
(3) Our average sales price per mcf before the effects of hedging was $5.38 and $4.66 for the three months and six months ended March 31, 2003. No contracts were settled during the six months ended March 31, 2002.
(4) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

         Our natural gas revenues were $8.2 million and $15.3 million in the three months and six months ended March 31, 2003, an increase of $2.3 million (38%) and $2.9 million (24%) from $5.9 million and $12.4 million in the three months and six months ended March 31, 2002, respectively. The increases were due to increases in the average sales price of natural gas of 45% and 31% for the three months and six months ended March 31, 2003, which were partially offset by decreases of 4% and 5% in the volume of natural gas we produced in the three months and six months ended March 31, 2003, respectively. The $2.3 million increase in gas revenues in the three months ended March 31, 2003 as compared to the prior period consisted of a $2.7 million increase attributable to increases in natural gas sales prices, partially offset by a $384,000 decrease attributable to decreased production volumes. The $2.9 million increase in natural gas revenues in the six months ended March 31, 2003 as compared to the prior period consisted of a $3.8 million increase attributable to an increase in natural gas sales prices, partially offset by an $849,000 decrease attributable to decreased production volumes. If current market conditions continue, we believe that our natural gas production revenues will be higher in the remainder of fiscal 2003 than in fiscal 2002. There was a decline in our natural gas volumes caused by the curtailment of natural gas deliveries during the completion of the extension to our Crawford County, PA system; also, unusually cold weather constrained production from some of our wells and increased landowner gas usage. We expect volumes to rebound in subsequent periods.

         Our oil revenues were $1.2 million and $2.2 million in the three months and six month periods ended March 31, 2003, an increase of $582,000 (96%) and $690,000 (46%) from $605,000 and $1.5 million in the three months and six months ended March 31, 2002, primarily due to increases in the average sales price of oil of 86% and 57%, for the respective periods. Oil production volume increased 6% during the three months and decreased 7% during the six months ended March 31, 2003 and 2002, respectively. The $582,000 increase in oil revenues in the three months ended March 31, 2003 as compared to the prior period consisted of increases of $518,000 attributable to increases in oil sales prices and $64,000 attributable to increased production volumes. The $690,000 increase in oil revenues for the six months ended March 31, 2003 as compared to the prior period consisted of increases of $857,000 attributable to increases in oil sales prices partially offset by $167,000 attributable to decreased production volumes. Oil prices were higher in the first six months of fiscal 2003 than in fiscal 2002. The decrease in oil volumes is a result of the natural production decline inherent in the life of a well. This decline was not offset by new wells added, as the majority of the wells we have drilled during the past several years have targeted gas reserves.

         Our well drilling revenues and expenses represent the billing and costs associated with the completion of 123 and 160 net wells for partnerships sponsored by Atlas America, Inc. in the three months and six months ended March 31, 2003 as compared to 86 and 177 net wells in the three months and six months ended March 31,2002, respectively. Our well drilling gross margin was $3.0 million and $3.9 million in the three months and six months ended March 31, 2003, an increase of $1.1 million and decrease of $438,000 from $2.0 million and $4.3 million in the three months and six months ended March 31, 2002, respectively. In the three month ended March 31, 2003, the increase of $1.1 million was attributable to an increase in the number of wells drilled ($917,000) and an increase in the gross margin per well ($148,000). In the six months ended March 31, 2003, the decrease of $438,000 was attributable to a decrease in the number of wells drilled ($415,000) and a decrease in the gross margin per well ($23,000). Demand for drilling equipment and services increased in the fiscal year ended September 30, 2002, resulting in an increase in the cost to us of obtaining such equipment and services in the three months and six months ended March 31, 2002. These costs have decreased slightly in fiscal 2003. In fiscal 2002, we changed the structure of our drilling contracts to a cost-plus basis from a turnkey basis. Cost-plus contracts protect us in an inflationary environment while limiting our profit margin. We continue to enter into drilling contracts with gross margin rates of 13% and expect to maintain that margin through fiscal 2003.

         Our exploration costs were $958,000 and $1.0 million in the three months and six months ended March 31, 2003, an increase of $720,000 and $353,000 from the three months and six months ended March 31, 2002, respectively. These increases were attributable to expenditures for lease costs of $275,000 in the three months ended March 31, 2003, which were charged to operations upon our decision to discontinue drilling in the area of these leases. In addition, delay rentals increased $100,000 in the six months March 31, 2003 as compared to the six months ended March 31, 2002.

         Our transportation expenses increased 25% and 14% in the three months and six months ended March 31, 2003, respectively, as compared to the prior periods. These increases resulted from higher compressor expenses due to increased compressor lease rates and the addition of more compressors to increase the capacity of our gathering systems.

         Our non-direct expenses were $1.2 million and $3.4 million in the three months and six months ended March 31, 2003, a decrease of $876,000 (42%) and $102,000 (3%), respectively. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services. These expenses are partially offset by reimbursements we receive from our partnership drilling and management activities. These reimbursements increased $1.0 million for the three months ended March 31, 2003 as compared to the previous year period as a result of more net wells drilled in the three months ended March 31, 2003 than in the three months ended March 31, 2002. This increase in reimbursements was partially offset by increases in the cost of running our energy corporate office as a result of continued growth in our energy operations.

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                     Three Months Ended           Six Months Ended
                                                                         March 31,                   March 31,
                                                                 ------------------------      ----------------------
                                                                   2003            2002          2003           2002
                                                                 --------       ---------      --------      --------
                                                                                     (in thousands)
Revenues:
    Interest..................................................   $  1,799       $   2,677      $  3,730      $  5,005
    Accreted discount.........................................        714             985         1,409         2,186
    Gains on resolution of loans .............................          -           1,641           813         1,641
    Equity in earnings of equity investees....................        387             181            39           268
    Net rental and fee income.................................        589             136           657           204
                                                                 --------       ---------      --------      --------
                                                                 $  3,489       $   5,620      $  6,648      $  9,304
                                                                 ========       =========      ========      ========
Costs and expenses............................................   $    937       $     464      $  1,783      $    987
                                                                 ========       =========      ========      ========

Revenues - Three Months Ended March 31, 2003 as Compared to the Three Months Ended March 31, 2002

         Revenues decreased $2.1 million (38%) from $5.6 million in the three months ended March 31, 2002 to $3.5 million in the three months ended March 31, 2003. We attribute the decrease to the following:

         o A decrease in interest and accreted discount income of $1.1 million (31%) resulting from the following:

            - The sale or repayment of four loans which decreased interest income by $345,000 in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

            - The completion of accretion of discount on four loans, which decreased interest income by $675,000 in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

            - A decrease in our average rate of accretion, resulting in a decrease in interest income of $117,000 in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

         o A decrease of $1.6 million in gains on resolutions of loans and loan payments in excess of carrying value in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. In the three months ended March 31, 2002, we sold one loan having a book value of $22.4 million for $24.0 million recognizing a gain of $1.6 million. No loans were sold in the three months ended March 31, 2003.

         o An increase of $206,000 from our share of the operating results of our unconsolidated real estate investments accounted for on the equity method in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase was the result of higher earnings from one of our investments.

         o An increase in net rental and fee income of $453,000 in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, to $589,000 from $136,000. The increase resulted primarily from fees we earned for services provided to the real estate investment partnership which we sponsored in connection with its purchase and third party financing of a property. We anticipate earning additional fees from this partnership and any future real estate investment partnerships which we may sponsor.

Revenues - Six Months Ended March 31, 2003 as Compared to the Six Months Ended March 31, 2002

         Revenues decreased $2.7 million (29%) to $6.6 million in the six months ended March 31, 2003 from $9.3 million in the six months ended March 31, 2002. We attribute the decrease to the following:

         o A decrease in interest and accreted discount income of $2.1 million resulting from the following:

            - The sale or repayment of four loans, which decreased interest income by $1.2 million in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002.

            - The completion of accretion of discount on four loans, which decreased interest income by $1.2 million in the six months ended March 31, 2003 as compared to the six months ended months ended March 31, 2002.

            - These decreases were partially offset by an increase of $285,000 in our average rate of accretion on nine loans in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002.

         o A decrease of $828,000 in gains on resolutions of loans. In the six months ended March 31, 2003, we sold one loan, having a book value of $4.2 million, for $5.0 million, recognizing a gain of $813,000, as compared to the sale of one loan in the six months ended March 31, 2002 having a book value of $22.4 million for $24.0 million, recognizing a gain of $1.6 million.

         o A decrease of $229,000 from our share of the operating results of our unconsolidated real estate investments accounted for on the equity method in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002. The decrease was the result of an increase in depreciation and an operating loss on a property in which we acquired an interest in March 2002.

         o An increase in net rental and fee income of $453,000 in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002 to $657,000 from $204,000. The increase resulted primarily from fees we earned for our services relating to the purchase and financing of a property acquired by one real estate investment partnership which we sponsored.

         Gains on resolutions of loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

Costs and Expenses

         Costs and expenses of our real estate finance operations were $937,000 and $1.8 million in the three months and six months ended March 31, 2003, respectively, an increase of $473,000 (102%) and $796,000 (81%) from $464,000 and $987,000 in the same periods of the prior fiscal year. The increase resulted from approximately $183,000 and $433,000 in non-recoverable payments which we charged to earnings. These payments were made to protect our interests in certain properties underlying our investments in real estate loans in the three months and six months ended March 31, 2003, respectively. In addition, wages and benefits increased $199,000 and $275,000 in the in the three months and six months ended March 31, 2003, respectively, as compared to the prior year periods as a result of the addition of a new president and other personnel in our real estate subsidiary in anticipation of the expansion of our real estate operations through the sponsorship of real estate investment partnerships as well as the on-going management of our existing portfolio of commercial loans and real estate ventures.

Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $1.7 million and $4.0 million in the three months and six months ended March 31, 2003, respectively, a decrease of $177,000 (9%) and increase of $750,000 (23%) as compared to $1.9 million and $3.3 million during the three months and six months ended March 31, 2002, respectively. The following table sets forth information relating to interest and other income during the periods indicated:

                                  Three Months Ended         Six Months Ended
                                      March 31,                 March 31,
                                ---------------------     --------------------
                                  2003         2002         2003        2002
                                --------     --------     --------    --------
                                                (in thousands)
Interest income..............   $    131     $    322     $    382    $    669
Dividend income..............        672          763        1,461       1,567
Gains on sale of assets......      1,200          516        2,174         512
Other........................       (267)         634          (13)        506
                                --------     --------     --------    --------
                                $  1,736     $  1,913     $  4,004    $  3,254
                                ========     ========     ========    ========

         Interest income decreased $191,000 and $287,000 to $131,000 and $382,000 for the three months and six months ended March 31, 2003 from $322,000 and $669,000 for the three months and six months ended March 31, 2002, respectively. The decreases were primarily due to lower funds invested and lower average rates earned on those funds invested. Gains on sale of assets for the three months and six months ended March 31, 2003 were $1.2 million and $2.2 million as compared to $516,000 and $512,000 for the three months and six months ended March 31, 2002, respectively. This primarily reflects the sale of 189,100 and 352,600 shares in RAIT Investment Trust from which we received net proceeds of $4.0 million and $7.4 million and realized gains of $1.2 million and $2.1 million in the three and six months ended March 31, 2003, respectively. In the three months and six months ended March 31, 2002, we realized gains of $524,000 and $529,000 associated with sales of property and equipment in our energy segment. Other revenues decreased $901,000 and $519,000 to a net expense of $267,000 and $13,000 for the three months and six months ended March 31, 2003 from a net income of $634,000 and $506,000 for the three months and six months ended March 31, 2002, respectively. The three months and six months ended March 31, 2003 include net expenses from our financial services operations of $312,000 and $93,000 compared to a net income of $263,000 and $462,000 in the three months and six months ended March 31, 2002, respectively. The net expenses in our financial services operations reflect the startup phase of our equipment leasing operations. These leasing operations do not meet the qualifications of an operating segment at this time but are expected to in the near future.

         Our general and administrative expenses decreased $268,000 (17%) in the three months ended March 31, 2003 to $1.3 million from $1.6 million in the three months ended March 31, 2002. This decrease primarily resulted from an increase in reimbursements of expenses previously incurred by investment partnerships we sponsor in connection with our syndication activities.

         Our provision for legal settlement represents the estimated costs associated with the settlement of an action filed by the former chairman of TRM Corporation as described in Note 9 of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002. To the extent that our actual cost (because of insurance recovery) is less than the provision, it will be recorded as a reduction to our expenses in the period so determined.

         Our depletion, depreciation and amortization consist mainly of depletion of oil and gas properties and amortization of contracts acquired. Our depletion as a percentage of oil and gas production revenues was 22% and 23% in the three months and six months ended March 31, 2003 compared to 26% in the three months and six months ended March 31, 2002, respectively. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas properties.

         We own 51% of the partnership interest in Atlas Pipeline Partners, L.P. through both our general partner's interest and the subordinated units we received at the closing of Atlas Pipeline Partners' public offering. The minority interest in Atlas Pipeline Partners is the interest of Atlas Pipeline Partners' common unit holders. Because we own more than 50% of the partnership interest and, as general partner, control Atlas Pipeline Partners, we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline Partners earnings was $884,000 and $1.5 million in the three months and six months ended March 31, 2003, as compared to $642,000 and $1.4 million in the three months and six months ended March 31, 2002, an increase of $242,000 (38%) and $134,000 (10%), respectively. This increase was the result of an increase in Atlas Pipeline Partners' net income principally caused by increases in transportation fees received. These fees vary with the price of natural gas, which on average was higher in fiscal 2003 than 2002.

         Our provision for possible losses increased $150,000 and $373,000 to $800,000 and $1.2 million in the three months and six months ended March 31, 2003, respectively, as compared to $650,000 and $800,000 in the three months and six months ended March 31, 2002, respectively. These increases resulted primarily from certain payments for operating expenses of a property underlying one of our loans that we anticipate making in order to protect our interest in the underlying property.

         Our effective tax rate decreased to 32% in the six months ended March 31, 2003 as compared to 33% in the six months ended March 31, 2002 as a result of a decrease in certain unfavorable permanent differences, partially offset by a decrease in tax credits utilized.

Discontinued Operations

         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision in fiscal 2002 to dispose of Optiron Corporation, our former energy technology subsidiary, resulted in the presentation of Optiron as a discontinued operation. We had held a 50% interest in Optiron; as a result of the disposition, we currently hold a 10% interest in Optiron.

Liquidity and Capital Resources

         General. Our major sources of liquidity have been funds generated by operations, funds raised from investor partnerships relating to our energy operations, resolutions of real estate loans and borrowings under our existing energy, real estate finance and corporate credit facilities and the sale of our RAIT Investment Trust shares. We have employed these funds principally in the expansion of our energy operations, the repurchase of our common stock and the acquisition of senior lien interests relating to our real estate loans. The following table sets forth our sources and uses of cash for the periods indicated:

                                                    Six Months Ended
                                                        March 31
                                             -----------------------------
                                                2003                2002
                                             ---------           ---------
                                                     (in thousands)
Provided by operations...................    $  17,410           $   1,873
Used in investing activities.............       (5,949)             (2,431)
Used in financing activities.............       (3,990)            (15,795)
Used in discontinued operations..........       (5,624)             (1,165)
                                             ---------           ---------
                                             $   1,847           $ (17,518)
                                             =========           =========

         We had $27.6 million in cash and cash equivalents on hand at March 31, 2003, as compared to $25.7 million at September 30, 2002. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 2.4 to 1.0 in the six months ended March 21, 2003 as compared to 2.6 to 1.0 in the six months ended March 31, 2002. Our working capital at March 31, 2003 was $6.5 million compared to $4.6 million at September 30, 2002. The increase was primarily due to a decrease in net liabilities associated with assets held for disposal, partially offset by increases in accounts payable and deferred revenue on drilling contracts as a result of our sponsored investment drilling programs. Our long-term debt (including current maturities) to total capital was 67% at March 31, 2003 and 64% at September 30, 2002.

         Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the price of natural gas and oil, interest rates, our ability to raise funds for our drilling investment partnerships and the strength of the market for rentals of the types of properties secured by our real estate loans. Net cash provided by operating activities increased $15.5 million in the six months ended March 31, 2003 to $17.4 million from $1.9 million in the six months ended March 31, 2002, substantially as a result of the following:

         o Changes in operating assets and liabilities increased operating cash flow by $22.4 million in the six months ended March 31, 2003, compared to the six months ended March 31, 2002, primarily due to decreases at March 31, 2002 and subsequent increases at March 31, 2003 in the level of accounts payable and accrued liabilities. These levels of liabilities are dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing of funds raised through our investment partnerships.

         o Collection of interest on our real estate loans decreased $4.9 million due to payment in full of one real estate loan in the six months ended March 31, 2002.

         o  A decrease in our deferred tax provision of $1.7 million.

         Cash flows from investing activities. Net cash used in our investing activities increased $3.5 million in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002 as a result of the following:

         o Other assets increased $2.4 million due to investments in direct financing leases that were subsequently transferred to our sponsored equipment leasing investment partnership.

         o Principal payments on notes receivable and proceeds from sales of assets net of investments in real estate loans and ventures decreased by $9.3 million in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002.

         o Changes in proceeds and purchases of RAIT Investment Trust shares increased cash flow by $9.2 million in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002.

         Cash flows from financing activities. Net cash used in our financing activities decreased $11.8 million in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002, as a result of the following:

         o Principal payments on borrowings decreased $15.0 million, reflecting a pay down of debt in our real estate segment in the prior year as a result of the payment in full of one real estate loan.

         o  Purchases of treasury shares increased cash used by $2.7 million.

Capital Requirements

         During the six months ended March 31, 2003 and 2002, our capital expenditures related primarily to our investments in our drilling partnerships and pipeline expansions, in which we invested $12.7 million and $11.5 million, respectively. For the six months ended March 31, 2003 and the remaining quarters of fiscal 2003, we funded and expect to continue to fund these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. Through our energy subsidiaries, we have established two credit facilities to facilitate the funding of our capital expenditures. In July 2002, we obtained an increase in our borrowing base on our energy credit facility administered by Wachovia Bank to $52.5 million. In addition, we replaced our $10.0 million PNC Bank credit facility with a new $15.0 million credit facility with Wachovia Bank.

         The level of capital expenditures we must devote to our energy operations are dependent upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $60.0 million in fiscal 2003 through drilling partnerships. We believe cash flow from operations and amounts available under our credit facilities will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

         We continuously evaluate acquisitions of gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital.

Contractual Obligations and Commercial Commitments

         The following tables set forth our obligations and commitments as of March 31, 2003.

                                                                                   Payments Due By Period
                                                                                       (in thousands)
                                                              ----------------------------------------------------------------
                                                                Less than           1 - 3             4 - 5          After 5
 Contractual cash obligations:                  Total            1 Year             Years             Years           Years
                                             -----------      -----------        -----------       -----------       ---------
 Long-term debt...........................   $   158,072      $     3,731        $   153,183       $     1,158       $       -
 Capital lease obligations................             -                -                  -                 -               -
 Operating leases.........................         4,791            1,396              2,295             1,065              35
 Unconditional purchase obligations.......             -                -                  -                 -               -
 Other long-term obligations..............             -                -                  -                 -               -
                                             -----------      -----------        -----------       -----------       ---------
 Total contractual cash obligations.......   $   162,863      $     5,127        $   155,478       $     2,223       $      35
                                             ===========      ===========        ============       ==========      ==========


                                                                         Amount of Commitment Expiration Per Period
                                                                                       (in thousands)
                                                              ----------------------------------------------------------------
                                                                Less than           1 - 3             4 - 5          After 5
 Contractual cash obligations:                  Total            1 Year             Years             Years           Years
                                             -----------      -----------        -----------       -----------       ---------
 Standby letters of credit................   $       275      $         -        $        275       $        -      $        -
 Guarantees...............................         2,791            1,284               1,507                -               -
 Standby replacement commitments..........        10,483            4,899               5,584                -               -
 Other commercial commitments.............       193,872            2,933              60,894            3,822         126,223
                                             -----------      -----------        -----------       -----------       ---------
 Total commercial commitments.............   $   207,421      $     9,116        $     68,260       $    3,822      $  126,223
                                             ===========      ===========        ============       ==========      ==========

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to provision for possible losses, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K/A.

Recently Issued Financial Accounting Standards

         In December 2002, the Financial Accounting Standards Board, which we refer to as the FASB, issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 is generally effective for fiscal years ending after December 15, 2002 and, as to certain disclosure requirements, for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material effect on our consolidated financial position or results of operations.

         In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and requires a guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities", which we are required to adopt on July 1, 2003. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of the applicable investment. We are assessing the impact of the adoption of FIN 46. However, based on management's preliminary assessment, it is reasonably possible that we may be required to consolidate several entities in which we have an investment. Under FIN 46, certain real estate loans presently carried on our books could be removed and replaced by real property and associated third-party debt. In the event we are required to consolidate any of these entities, we would not acquire any legal ownership of the property owned by the entity, nor would our legal rights and obligations change. The complexity of the new consolidation rules and their evolving clarification make forecasting their effect impracticable.

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

         The following analysis presents the effect on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2003. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

Energy

         Interest Rate Risk. At March 31, 2003, the amount outstanding under a revolving loan attributable to our energy operations had decreased to $39.0 million from $43.7 million at September 30, 2002. The weighted average interest rate for this facility decreased from 3.9% at September 30, 2002 to 3.7% at March 31, 2003 due to a decrease in interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net annual income would change by approximately $98,000.

         We have a $15.0 million revolving credit facility to fund the expansion of Atlas Pipeline Partners' existing gathering systems and the acquisitions of other gas gathering systems. In the six months ended March 31, 2003, we drew $2.9 million under this facility. The balance outstanding as of March 31, 2003 was $8.5 million. The weighted average interest rate was 2.9% and 3.27% at March 31, 2003 and September 30, 2002, respectively. A hypothetical 10% change in the average interest rate applicable to this debt would result in an immaterial change in our earnings, cash flow and financial position.

         Commodity Price Risk. Our major market risk exposure in commodities is fluctuations in the pricing of our gas and oil production. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years. To hedge exposure to changing natural gas prices, we use financial hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for a portion of expected production volumes, allowing us to forecast future earnings within a more predictable range.

         Our contract with an affiliate of First Energy Corporation allows us from time to time to "lock in" the sales price for some of our natural gas production volumes to be delivered in either the current month or in future months, rather than selling those same production volumes at contract prices in the month produced. Annually, we negotiate with certain other purchasers to deliver a portion of natural gas produced for the upcoming twelve months. Most of these contracts are index-based and the price we receive for our gas changes as the underlying index changes. Through the year, at our discretion, we are permitted to designate a portion of our negotiated production volumes to be purchased at the prevailing contract price at that time, for delivery in either the current month or in future production months. For the fiscal year ended September 30, 2002, approximately 38% of produced volumes were sold in this manner. For the fiscal year ending September 30, 2003, we estimate in excess of 64% of our produced natural gas volumes will be sold in this manner, leaving the remaining 36% of our produced volumes to be sold at contract prices in the month produced or at spot market prices. Considering those volumes already designated for the fiscal year ending September 30, 2003 and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in approximately a 2% change in our natural gas revenues.

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

         As of March 31, 2003, we had gas hedges in place covering 516,000 dekatherms or dths, maturing through September 30, 2003. We include an adjustment of $2.6 million on our balance sheet to mark these hedges to their fair value. "Fair value" represents the amount that we estimate we would have realized if we had terminated the hedges on that date. As these contracts qualify and have been designated as cash flow hedges, we determine gains and losses on them resulting from market price changes monthly and reflect them in accumulated other comprehensive income (loss) until the month in which we sell the hedged production. At that time, the amount included in accumulated other comprehensive income (loss) related to the production sold is included in production revenues. We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. Net losses relating to these hedging contracts in the three and six months ended March 31, 2003 were $448,000 and $544,000, respectively.

         We set forth in the following table our natural gas hedge transactions in place as of March 31, 2003. A 10% variation in the market price of natural gas from its levels at March 31, 2003 would not have a material impact on our net assets, net earnings or cash flows.

                         Volumes of           Settlement Date          Weighted Average         Unrealized
Open Contracts        Natural Gas (Dth)         Quarter Ended           Price Per Dth             Losses
--------------        -----------------       ---------------          ----------------         -----------
     105                   315,000             June 2003                  $  3.57               $   480,000
      67                   201,000             September 2003                3.63                   300,000
     ---                   -------                                        -------               -----------
     172                   516,000                                        $  3.59               $   780,000
     ===                   =======                                        =======               ===========

Real Estate Finance

         Portfolio Loans and Related Senior Liens. The following information is based on our loans that are not interest rate sensitive. During the six months ended March 31, 2003, our outstanding loans receivable (to our interest) increased $8.2 million (3%) to $305.5 million in the aggregate and the carried cost of our loans decreased $328,000 (.2%) to $148.2 million in the aggregate. The principal balance of related senior lien interests decreased $2.4 million (1%) to $19.9 million in the aggregate.

         Debt. The interest rates on our real estate and corporate revolving lines of credit and term loans are at the prime rate minus 1% for the outstanding $6.4 million under our term loan at Hudson United Bank and at the prime rate for the outstanding $18.0 million and $5.0 million lines of credit at Sovereign Bank. These interest rates decreased during the six months ended March 31, 2003 because the defined prime rate decreased. This defined rate was the "prime rate" as reported in The Wall Street Journal (4.25% at March 31, 2003). A hypothetical 10% change in the average interest rate applicable to these lines of credit would change our net income by approximately $80,000.

         We also have a $10.0 million term loan agreement. The loan bears interest at the three month LIBOR rate plus 350 basis points, adjusted annually. Principal and interest is payable monthly based on a five year amortization schedule maturing on October 31, 2006. At March 31, 2003, $7.0 million was outstanding on this loan at an interest rate of 4.9%. A hypothetical 10% change in the average interest rate applicable to this loan would change our net income by approximately $23,000.

Financial Services

         In June 2002, LEAF Financial Corporation, our equipment-leasing subsidiary, entered into a $10.0 million secured revolving credit facility with National City Bank. The facility is guaranteed by us and has a term of 364 days. Outstanding loans bear interest at one of two rates, elected at LEAF's option: the lender's prime rate plus 200 basis points, or LIBOR plus 300 basis points. As of March 31, 2003, the balance outstanding was $298,000 at an average interest rate of 4.3%. A hypothetical 10% change in the average interest rate on this facility would have an immaterial effect on our earnings, cash flow and financial position.

Other
         We have a $5.0 million revolving line of credit with Commerce Bank. The facility has a term of two years and bears interest at one of two rates, elected at the borrower's option; the prime rate, or LIBOR plus 250 basis points. Each rate is subject to a floor of 5.5% and a ceiling of 9.0%. As of March 31, 2003, the balance outstanding was $5.0 million at an average rate of 5.5%. A hypothetical 10% change in the average interest rate on this facility would change our net income by approximately $19,000.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         Exhibit No.                       Description
         -----------                       -----------

             3.1       Restated Certificate of Incorporation of Resource America. (1)
             3.2       Amended and Restated Bylaws of Resource America. (1)
            10.1       Employment Agreement between Edward E. Cohen and Resource America, dated March 11, 1997.(2)
            10.2       Indenture, dated as of July 22, 1997, between Resource America and The Bank of New York.(3)
            10.3       Revolving Credit Loan Agreement dated July 27, 1999 by and between Resource America, Inc.
                       and Sovereign Bank. (4)
            10.4       Revolving Credit Loan and Security Agreement, dated July 27, 1999, among Resource
                       Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc. Resource
                       Properties, XL, Inc. and Sovereign Bank. (4) 10.4(a) Modification of Revolving Credit Loan
                       and Security Agreement dated March 30, 2000. (4) 10.5 Employment Agreement between Steven
                       J. Kessler and Resource America, dated October 5, 1999. (1)
            10.6       Employment Agreement between Nancy J. McGurk and Resource America, dated October 5, 1999.(1)
            10.7       Employment Agreement between Jonathan Z. Cohen and Resource America, dated October 5, 1999. (4)
                       Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties
            10.8       XXXII, Inc., Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource
                       Properties 51, Inc., Resource Properties, Inc., Resource America and Jefferson Bank (now
                       known as Hudson United Bank). (4)
            10.9       Term Loan Agreement between Resource Properties, Inc. and Miller & Schroeder Investments
                       Corporation, dated November 15, 2000. (4)
            10.10      Revolving Credit Agreement and Assignment between LEAF Financial Corporation and National
                       City Bank, and related guaranty from Resource America, Inc., dated June 11, 2002.(4)
            10.11      Credit Agreement among Atlas America, Inc., Resource America, Inc., Wachovia Bank, National
                       Association, and other banks party thereto, dated July 31, 2002. (5)
            10.12      Agreement between Resource Financial Fund Management, Inc. and 9 Henmar LLC, dated October
                       23, 2002. (5)
            10.13      Credit Agreement among Atlas Pipeline Partners, L.P., Wachovia Bank, National Association,
                       and the other parties thereto, dated December 27, 2002.(7)
            10.13(a)   Second Amendment to Credit Agreement, dated March 28, 2003.
            10.14      Settlement Agreement between Resource America, Inc., FLI Holdings, Inc., AEL Leasing Co.,
                       Inc. and Citibank, N.A., dated December 31, 2002.(7)
            10.15      Agreement between Resource Financial Fund Management, Inc. and 9 Henmar LLC, dated January
                       30, 2003.
            10.16      1997 Key Employee Stock Option Plan.(8)
            10.17      1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan.(8)
            10.17(a)   Amendment to Plan.(9)
            10.18      1999 Key Employee Stock Option Plan.(10)
            10.19      2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan.(11)
            10.19(a)   Amendment to Plan.(9)
            10.20      2002 Key Employee Stock Option Plan.(12)
            10.21      Agreement between Resource Financial Fund Management, Inc. and 9 Henmar LLC, dated April 15, 2003.

            99.1       Certification Pursuant to 302 of the Sarbannes Oxley Act of 2002.
            99.2       Certification Pursuant to 302 of the Sarbannes Oxley Act of 2002.
            99.3       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                       Sarbanes-Oxley Act of 2002.
            99.4       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                       Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             None

-------------------
(1) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.
(3) Filed previously as an exhibit to our Registration Statement on Form S-4 (File No. 333-40231) and by this reference incorporated herein.
(4) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2000 and by this reference incorporated herein.
(5) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2002 and by this reference incorporated here.
(6) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 1999 and by this reference incorporated herein.
(7) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and by this reference incorporated herein.
(8) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and by this reference incorporated herein.
(9)      Filed previously as an exhibit to our Definitive Proxy Statement on
         Schedule 14A for the 2003 annual meeting of stockholders and by this reference incorporated herein.
(10)     Files previously as an exhibit to our Definitive Proxy Statement on
         Schedule 14A for the 1999 annual meeting of stockholders and by this reference incorporated herein.
(11) Filed previously as an exhibit to our Registration Statement on Form S-8 (File No. 333-98507) and by this reference incorporated herein.
(12) Filed previously as an exhibit to our Registration Statement on Form S-8 (File No. 333-98505) and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 RESOURCE AMERICA, INC.
                                                 (Registrant)

Date: May 14, 2003                               By: Steven J. Kessler
                                                     --------------------------
                                                     STEVEN J. KESSLER
                                                     Senior Vice President and
                                                     Chief Financial Officer

Date: May 14, 2003                               By: Nancy J. McGurk
                                                     --------------------------
                                                     NANCY J. McGURK
                                                     Vice President-Finance and
                                                     Chief Accounting Officer