Form 10-K/A
period 2002-09-30
RESOURCE AMERICA INC
filed 2003-05-15
CIK 83402

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





          Loan Number                         Seller                            Successor
          -----------                        -----------                        ---------
          Loan 005....................        People's Bank                     Shawmut Bank
          Loan 017....................        Triester Elkins West K. Corp.     Triester Investments
          Loan 035....................        Jefferson Bank                    Hudson United Bank



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

Financial Services

   Our financial services operations currently focus on managing equipment leasing investment partnerships and entities that invest in the trust preferred securities of small to mid-size regional banks and bank holding companies and debt securities collateralized by these trust preferred securities.

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

   Our working capital at September 30, 2002 was $4.6 million, a decrease of $21.3 million from $25.9 million at September 30, 2001 primarily as a result of our use of the proceeds received from the sale of equipment leasing subsidiary. Our long-term debt (including current maturities) to total capital ratio at September 30, 2002 was 67% as compared to 64% at September 30, 2001.

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

   Our contract with First Energy Solutions Corporation allows us from time to time to "lock in" the sales price for some of our natural gas production volumes to be delivered in either the current month or in future months, rather than selling those same production volumes at contract prices in the month produced. Annually, we negotiate with certain purchasers to deliver a portion of natural gas produced for the upcoming twelve months. Most of these contracts are indexed based and the price we receive for our gas changes as the underlying index changes. Throughout the year, at our discretion, we are permitted to designate a portion of our negotiated production volumes to be purchased at the prevailing contract price at that time, for delivery in either the current month or in future production months. For the fiscal year ended September 30, 2002, approximately 38% of produced volumes were sold in this manner. For the fiscal year ending September 30, 2003, we estimate in excess of 53% of our produced natural gas volumes will be sold in this manner, leaving the remaining 47% of our produced volumes to be sold at contract prices in the month produced or at spot market prices. Considering those volumes already designated for the fiscal year ending September 30, 2003, and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in approximately a 6% change in our projected natural gas revenues.

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
                                                                       =======          =======         =======         ========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000




                                                                                                    2002        2001         2000
                                                                                                 ---------    ---------   ---------
                                                                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income............................................................................    $  (3,309)   $   9,829   $  18,165
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
 Depreciation, depletion and amortization....................................................       11,161       11,038       9,872
 Amortization of discount on senior notes and deferred finance costs.........................        1,095        1,005       1,110
 Provision for possible losses...............................................................        1,393          863         936
 Minority interest in Atlas Pipeline Partners, LP............................................        2,605        4,099       2,058
 Equity in (earnings) loss of equity investee................................................         (454)         329         219
 Loss (income) on discontinued operations....................................................       11,040        4,254     (12,684)
 Deferred income taxes.......................................................................       (7,413)        (885)      5,825
 Accretion of discount.......................................................................       (3,212)      (5,923)     (5,802)
 Collection of interest......................................................................        5,243        1,207       5,697
 Cumulative effect of change in accounting principle.........................................          627            -           -
 Gain on asset dispositions..................................................................       (2,507)      (1,738)     (2,678)
 Property impairments and abandonments.......................................................           24          207         877
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable and other assets.................................       (4,507)       3,674      (6,566)
 Decrease in accounts payable and other liabilities..........................................       (4,959)      (8,688)     (1,643)
                                                                                                 ---------    ---------   ---------
Net cash provided by operating activities of continuing operations...........................        6,827       19,271      15,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid in asset acquisitions..........................................................            -       (7,875)          -
Proceeds from sale of subsidiary.............................................................            -            -     126,276
Capital expenditures.........................................................................      (21,967)     (14,210)    (11,066)
Principal payments on notes receivable.......................................................       24,499       29,120      73,259
Proceeds from sale of assets.................................................................          721          490       1,269
Purchase of RAIT Investment Trust shares.....................................................       (1,890)      (6,405)          -
Increase in other assets.....................................................................       (6,193)      (3,745)     (8,933)
Investments in real estate loans and ventures................................................      (19,859)     (25,395)     (5,193)
Decrease in other liabilities................................................................         (175)        (213)       (339)
                                                                                                 ---------    ---------   ---------
Net cash(used in) provided by investing activities of
  continuing operations......................................................................      (24,864)     (28,233)    175,273

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings...................................................................................      173,753      135,021     104,292
Principal payments on borrowings.............................................................     (168,619)    (129,272)   (192,569)
Net proceeds from Atlas Pipeline Partners, L.P. public offering..............................            -            -      15,251
Dividends paid to minority interest of Atlas Pipeline Partners, L.P..........................       (3,623)      (3,783)     (1,921)
Dividends paid...............................................................................       (2,326)      (2,364)     (3,125)
Purchase of treasury stock...................................................................       (1,517)     (57,801)       (172)
Repayment of ESOP loan.......................................................................           96           96          95
Increase in other assets.....................................................................       (1,258)        (702)        (67)
Proceeds from issuance of stock..............................................................           17          420         858
                                                                                                 ---------    ---------   ---------
Net cash used in financing activities of continuing operations...............................       (3,477)     (58,385)    (77,358)
                                                                                                 ---------    ---------   ---------
Net cash used in discontinued operations.....................................................       (1,398)      (1,112)    (28,698)
                                                                                                 ---------    ---------   ---------
(Decrease) increase in cash and cash equivalents.............................................      (22,912)     (68,459)     84,603
Cash and cash equivalents at beginning of year...............................................       48,648      117,107      32,504
                                                                                                 ---------    ---------   ---------
Cash and cash equivalents at end of year.....................................................    $  25,736    $  48,648   $ 117,107
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




                                                                  At September 30,
                                                                 ------------------
                                                                  2002       2001
                                                                 ------     ------
                                                                   (in thousands)
Marketable securities - unrealized gains ....................    $6,144     $1,669
Unrealized hedging gains (losses) ...........................      (233)       (12)
                                                                 ------     ------
                                                                 $5,911     $1,657
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

   Upon the sale or retirement of a complete or partial unit of a proved property, the cost and related accumulated depletion are eliminated from the property accounts, and the resultant gain or loss is recognized in the statement of operations. Upon the sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the statement of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

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

   The following table discloses the pre-tax unrealized gains relating to the Company's investment in RAIT at the periods indicated:



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

   The Company also contracts to drill gas and oil wells owned by the Partnerships. The income from a drilling contract relating to a well is recorded upon substantial completion of the well for turnkey contracts and as services are performed for cost-plus contracts. Turnkey contracts are accounted for under the completed contract method. Contracts are considered substantially complete when remaining costs and potential risks are insignificant in amount. The Company determines this on a well-by-well basis to be when the surface equipment has been installed on the well. For contracts for which revenue is recognized as services are performed, the Company uses the value added method (contract value of total work performed at any reporting date) for measuring progress toward the completion of the drilling contract.

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

Supplemental Cash Flow Information

   The Company considers temporary investments with maturity at the date of acquisition of 90 days or less to be cash equivalents.

   Supplemental disclosure of cash flow information:

                                                                                                         Years Ended September 30,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                       -------    -------   -------
                                                                                                               (in thousands)
Cash paid during the periods for:
Interest...........................................................................................    $11,683    $13,976   $17,652
Income taxes paid (refunded).......................................................................    $ 3,243    $13,393   $  (787)

Non-cash activities include the following:
Cancellation of shares issued in contingency settlement............................................    $     -    $ 1,305   $     -
Shares issued in contingency settlement............................................................    $     -    $ 2,089   $     -
Atlas Pipeline units issued in exchange for gas gathering and transmission facilities..............    $     -    $ 2,250   $     -
Buyer's assumption of liabilities upon sale of loan................................................    $     -    $   460   $     -
Tax benefit from employee stock option exercise....................................................    $   244    $     -   $     -

Details of acquisitions:
 Fair value of assets acquired.....................................................................    $     -    $10,555   $     -
 Atlas Pipeline units issued in exchange for gas gathering and
   transmission facilities.........................................................................          -     (2,250)        -
 Liabilities assumed...............................................................................          -       (430)        -
                                                                                                       -------    -------   -------
   Net cash paid...................................................................................    $     -    $ 7,875   $     -
                                                                                                       =======    =======   =======
Disposal of business:
 Other assets received upon disposal of subsidiary.................................................    $     -    $     -   $25,969
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

   The components of basic and diluted earnings (loss) per share for each year were as follows:


                                                                                                        Years Ended September 30,
                                                                                                      -----------------------------
                                                                                                        2002       2001       2000
                                                                                                      --------    -------   -------
                                                                                                              (in thousands)
Income from continuing operations.................................................................    $  8,358    $14,083   $ 5,481
(Loss) income from discontinued operations........................................................     (11,040)    (4,254)   12,684
Cumulative effect of a change in accounting principle.............................................        (627)         -         -
                                                                                                      --------    -------   -------
 Net (loss) income................................................................................    $ (3,309)   $ 9,829   $18,165
                                                                                                      ========    =======   =======
Weighted average common shares outstanding - basic................................................      17,446     17,962    23,413
Dilutive effect of stock option and award plans...................................................         359        474       415
                                                                                                      --------    -------   -------
Weighted average common shares - diluted..........................................................      17,805     18,436    23,828
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

Intangible Assets

   Partnership management and operating contracts and the Company's equipment leasing operating system, or leasing platform, were acquired through acquisitions recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method over their respective estimated lives, ranging from five to thirteen years. The leasing platform is amortized on the straight-line method over its remaining life of six years. During 2001 an additional $974,000 in management and operating contracts were acquired whose weighted average amortization period is eight years. Amortization expense for the years ended September 30, 2002, 2001 and 2000 were $1.2 million, $1.5 million and $1.3 million, respectively. The aggregate estimated annual amortization expense is approximately $1.3 million for each of the succeeding five years.




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

   Investments in Trapeza entities are accounted for by the equity method of accounting because the Company, as a 50% owner of the general partner of these entities, has the ability to exercise significant influence over their operating and financial decisions. The Company's combined general and limited partner interests in these entities range from 16% to 18%.

   Investments at the lower of cost or market include non-marketable investments in entities in which the Company has less than a 20% ownership interest, and in which it does not have the ability to exercise significant influence. These investments include approximately 10% of the outstanding shares of The Bancorp, Inc., a related party as disclosed in Note 4.



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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 6 - DEBT - (Continued)

   Energy-Revolving Credit Facilities. In July 2002, Atlas America, the Company's energy subsidiary, entered into a $75.0 million credit facility led by Wachovia Bank. The revolving credit facility has an initial borrowing base of $45.0 million which may be increased subject to growth in the Company's oil and gas reserves. The facility permits draws based on the remaining proved developed non-producing and proved undeveloped natural gas and oil reserves attributable to the Atlas America's wells and the projected fees and revenues from operation of the wells and the administration of partnerships. Up to $10.0 million of the facility may be in the form of standby letters of credit. The facility is secured by Atlas America's assets. The revolving credit facility has a term ending in July 2005 and bears interest at one of two rates (elected at the borrower's option) which increase as the amount outstanding under the facility increases: (i) Wachovia prime rate plus between 25 to 75 basis points, or (ii) LIBOR plus between 175 and 225 basis points. The credit facility contains financial covenants, including covenants requiring the Company and Atlas America to maintain specified financial ratios, and imposes the following limits: (a) the amount of debt that can be incurred cannot exceed specified levels without the banks' consent; and (b) the energy affiliates may not sell, lease or transfer property without the banks' consent. This credit facility was used to pay off the previous energy revolving credit facility at PNC Bank ("PNC"). At September 30, 2002, $45.0 million was outstanding under this facility, including $43.7 million in borrowings and $1.3 million under letters of credit. The interest rates were 3.54% to 5.0% at September 30, 2002.

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



NOTE 16 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMER INFORMATION

   The Company operates in two principal industry segments: energy and real estate finance. Segment data for the years ended September 30, 2002, 2001 and 2000 are as follows:



                                                                                                       Years Ended September 30,
                                                                                                    -------------------------------
                                                                                                      2002        2001       2000
                                                                                                    --------    --------   --------
                                                                                                             (in thousands)
Revenues:
 Energy.........................................................................................    $ 98,149    $ 94,942   $ 70,713
 Real estate finance............................................................................      16,582      16,899     18,649
 Intercompany interest..........................................................................        (237)       (136)      (161)
 All other (1)..................................................................................       6,269       6,601     11,460
                                                                                                    --------    --------   --------
                                                                                                    $120,763    $118,306   $100,661
                                                                                                    ========    ========   ========
Depreciation, depletion and amortization:
 Energy.........................................................................................    $ 10,836    $ 10,784   $  9,781
 Real estate finance............................................................................         244         200        195
 All other (1)..................................................................................          81          54       (104)
                                                                                                    --------    --------   --------
                                                                                                    $ 11,161    $ 11,038   $  9,872
                                                                                                    ========    ========   ========
Operating profit (loss):
 Energy.........................................................................................    $ 13,322    $ 19,190   $  8,145
 Real estate finance............................................................................       5,669       8,000      6,914
 All other (1)..................................................................................      (7,219)     (6,780)    (7,177)
                                                                                                    --------    --------   --------
                                                                                                    $ 11,772    $ 20,410   $  7,882
                                                                                                    ========    ========   ========
Identifiable assets:
 Energy.........................................................................................    $183,693    $172,189   $154,379
 Real estate finance............................................................................     204,327     207,682    202,335
 All other (1)..................................................................................      79,478      86,593    151,117
                                                                                                    --------    --------   --------
                                                                                                    $467,498    $466,464   $507,831
                                                                                                    ========    ========   ========
Capital expenditures (excluding assets acquired in business acquisitions):
 Energy.........................................................................................    $ 21,291    $ 14,051   $ 10,936
 Real estate finance............................................................................         353         159        130
 All other (1)..................................................................................         323           -          -
                                                                                                    --------    --------   --------
                                                                                                    $ 21,967    $ 14,210   $ 11,066
                                                                                                    ========    ========   ========

---------------
(1) Revenue and assets from the Company's financial services subsidiaries are included in the "All other" categories along with corporate interest and dividend income. Financial services does not meet the criteria of an operating segment under SFAS 131.

   Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto. Expenses include interest expense, provision for possible losses, general and administrative expenses, and depreciation, depletion and amortization.

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

               10.9 Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties XXXII, Inc., Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource Properties 51, Inc., Resource Properties, Inc., Resource America and Jefferson Bank (now known as Hudson United Bank).(5)

               10.10 Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank.(5)

            10.10(a) Modification of Revolving Credit Loan and Security Agreement by and among Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank, dated March 30, 2002.(5)

               10.11 Employment Agreement between Steven J. Kessler and Resource America, Inc. dated October 5, 1999.(1)

               10.12 Employment Agreement between Jonathan Z. Cohen and Resource America, Inc. dated October 5, 1999.(5)

               10.13 Employment Agreement between Nancy J. McGurk and Resource America, Inc. dated October 5, 1999.(1)

               10.14 Resource America, Inc. 1989 Key Employee Stock Option Plan, as amended.(6)

               10.15 Resource America, Inc. 1997 Key Employee Stock Option Plan.(7)

               10.16 Resource America, Inc. 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan.(7)

               10.17 Resource America, Inc. 1999 Key Employee Stock Option Plan.(8)

               10.18 Employment Agreement between Edward E. Cohen and Resource America, Inc.(9)

               10.19  Resource America, Inc. Employee Stock Ownership
                      Plan.(10)

               10.20 Resource America, Inc. 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan.(11)

               10.21 Resource America, Inc. 2002 Key Employee Stock Option Plan.(12)

               12     Statements regarding computation of ratios.(13)

               21     Subsidiaries of the registrant.(13)

               23     Consent of Wright & Company.(13)

               99.1 Certification Pursuant to 302 of the Sarbannes Oxley Act of 2002.

               99.2 Certification Pursuant to 302 of the Sarbannes Oxley Act of 2002.
               99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbannes-Oxley Act of 2002.

               99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbannes-Oxley Act of 2002.

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


                                                     RESOURCE AMERICA, INC.
                                                     (Registrant)
May 15, 2003                                         By: /s/ Edward E.Cohen
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edward E. Cohen                Chairman of the Board,          May 15, 2003
----------------------             President and Chief
EDWARD E. COHEN                    Executive Officer

/s/ Jonathan Z. Cohen              Director, Executive Vice        May 15, 2003
----------------------             President and Chief
JONATHAN Z. COHEN                  Operating Officer

/s/ Carlos C. Campbell             Director                        May 15, 2003
----------------------
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin                Director                        May 15, 2003
----------------------
ANDREW M. LUBIN

/s/ P. Sherrill Neff               Director                        May 15, 2003
----------------------
P. SHERRILL NEFF

/s/ Alan D. Schreiber              Director                        May 15, 2003
----------------------
ALAN D. SCHREIBER

/s/ John S. White                  Director                        May 15, 2003
----------------------
JOHN S. WHITE

/s/ Steven J. Kessler              Senior Vice President           May 15, 2003
----------------------             and Chief Financial Officer
STEVEN J. KESSLER

/s/ Nancy J. McGurk                Vice President-Finance          May 15, 2003
----------------------             and Chief Accounting
NANCY J. McGURK                    Officer