Form 10-Q/A
period 2002-12-31
RESOURCE AMERICA INC
filed 2003-05-15
CIK 83402

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


                         Commission file number: 0-4408
                                                 ------

                             RESOURCE AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                   72-0654145
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1845 Walnut Street
Suite 1000
Philadelphia, PA                                                   19103
----------------------------------------                      ----------------
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

                                                                                                                     PAGE
PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - December 31, 2002 (Unaudited)
                  and September 30, 2002..................................................................                2

              Consolidated Statements of Income (Unaudited)
                  Three Months Ended December 31, 2002 and 2001...........................................                3

              Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                  Three Months Ended December 31, 2002....................................................                4

              Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended December 31, 2002 and 2001...........................................                5

              Notes to Consolidated Financial Statements (Unaudited)
                  December 31, 2002.......................................................................           6 - 16

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................          17 - 25

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................          26 - 28

     Item 4.  Controls and Procedures.....................................................................               28

PART II       OTHER INFORMATION

     Item 5.  Other Information...............................................................................           29

     Item 6.  Exhibits and Reports on Form 8-K................................................................      29 - 30

SIGNATURES................................................................................................               31



                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    December 31,     September 30,
                                                                       2002              2002
                                                                    ------------     -------------
                                                                     (unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents ...................................   $  44,041         $  25,736
    Accounts receivable .........................................      27,332            16,060
    Assets held for disposal ....................................        --               5,488
    Prepaid expenses ............................................       3,038             2,696
                                                                    ---------         ---------
      Total current assets ......................................      74,411            49,980
Investments in real estate loans and ventures ...................     200,450           202,423
Investment in RAIT Investment Trust .............................      27,485            29,580
Property and equipment:
    Oil and gas properties and equipment (successful efforts) ...     133,024           126,983
    Gas gathering and transmission facilities ...................      29,371            28,091
    Other .......................................................       8,541             8,390
                                                                    ---------         ---------
                                                                      170,936           163,464
Less - accumulated depreciation, depletion and amortization .....     (46,917)          (44,287)
                                                                    ---------         ---------
      Net property and equipment ................................     124,019           119,177
Goodwill ........................................................      37,471            37,471
Intangible assets ...............................................       9,312             9,589
Other assets ....................................................      25,361            19,278
                                                                    ---------         ---------
                                                                    $ 498,509         $ 467,498
                                                                    =========         =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt ...........................   $   8,499         $   4,320
    Accounts payable ............................................      16,346            12,378
    Accrued interest ............................................       3,730             1,760
    Liabilities associated with assets held for disposal ........        --              11,317
    Accrued liabilities .........................................       9,495             9,808
    Estimated income taxes ......................................        --                 893
    Deferred revenue on drilling contracts ......................      22,194             4,948
                                                                    ---------         ---------
      Total current liabilities .................................      60,264            45,424
Long-term debt:
    Senior ......................................................      65,336            65,336
    Non-recourse ................................................      76,970            68,220
    Other .......................................................      23,703            17,634
                                                                    ---------         ---------
                                                                      166,009           151,190
Liabilities associated with assets held for disposal ............        --               3,144
Asset retirement obligations ....................................       3,300              --
Deferred revenue and other liabilities ..........................       1,174             1,074
Deferred income taxes ...........................................      15,376            13,733
Minority interest ...............................................      19,164            19,394
Commitments and contingencies ...................................        --                --
Stockholders' equity:
    Preferred stock, $1.00 par value: 1,000,000 authorized shares        --                --
    Common stock, $.01 par value; 49,000,000 authorized shares ..         250               250
    Additional paid-in capital ..................................     223,766           223,824
    Less treasury stock, at cost ................................     (76,330)          (74,828)
    Less ESOP loan receivable ...................................      (1,193)           (1,201)
    Accumulated other comprehensive income ......................       5,947             5,911
    Retained earnings ...........................................      80,782            79,583
                                                                    ---------         ---------
      Total stockholders' equity ................................     233,222           233,539
                                                                    ---------         ---------
                                                                    $ 498,509         $ 467,498
                                                                    =========         =========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                           Three Months Ended
                                                                               December 31,
                                                                        -----------------------
                                                                          2002          2001
                                                                        ---------     ---------
REVENUES:
    Energy ...........................................................   $ 17,960      $ 28,757
    Real estate finance ..............................................      3,159         3,684
    Interest and other ...............................................      2,268         1,341
                                                                        ---------     ---------
                                                                           23,387        33,782

COSTS AND EXPENSES:
    Energy ...........................................................     10,986        20,601
    Real estate finance ..............................................        846           523
    General and administrative .......................................      1,598         1,266
    Depreciation, depletion and amortization .........................      2,983         2,797
    Interest .........................................................      3,338         3,315
    Provision for possible losses ....................................        373           150
    Minority interest in Atlas Pipeline Partners, L.P. ...............        645           753
                                                                        ---------     ---------
                                                                           20,769        29,405

Income from continuing operations before income taxes ................      2,618         4,377
Provision for income taxes ...........................................        837         1,447
                                                                        ---------     ---------
Income from continuing operations ....................................      1,781         2,930

Discontinued operations:
    Loss on discontinued operations, net of income tax benefit of $354       --            (741)
                                                                        ---------     ---------
    Net income .......................................................   $  1,781      $  2,189
                                                                        =========     =========
Net income (loss) per common share - basic:
From continuing operations ...........................................   $    .10      $    .17
Discontinued operations ..............................................       --            (.04)
                                                                        ---------     ---------
Net income per common share - basic ..................................   $    .10      $    .13
                                                                        =========     =========
Weighted average common shares outstanding ...........................     17,369        17,432
                                                                        =========     =========

Net income (loss) per common share - diluted:
From continuing operations ...........................................   $    .10      $    .17
Discontinued operations ..............................................       --            (.05)
                                                                        ---------     ---------
Net income per common share - diluted ................................   $    .10      $    .12
                                                                        =========     =========
Weighted average common shares outstanding ...........................     17,647        17,749
                                                                        =========     =========






           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 2002
                                   (Unaudited)
                        (in thousands, except share data)




                                            Common stock         Additional         Treasury Stock
                                     ---------------------------   Paid-In     -----------------------------
                                         Shares       Amount       Capital       Shares         Amount
                                     -----------------------------------------------------------------------

Balance, October 1, 2002...........      25,044,066   $     250   $  223,824    (7,623,198)   $  (74,828)
Treasury shares issued.............                                      (58)        4,503            95
Purchase of treasury shares........                                               (202,950)       (1,597)
Other comprehensive income.........
Cash dividends ($.033 per share)...
Repayment of ESOP Loan.............
Net income.........................
                                     -----------------------------------------------------------------------
Balance, December 31, 2002.........      25,044,066   $     250    $ 223,766    (7,821,645)   $  (76,330)
                                     =======================================================================






                                                     Accumulated
                                         ESOP           Other                         Totals
                                         Loan       Comprehensive     Retained    Stockholders'
                                      Receivable        Income        Earnings        Equity
                                     ------------------------------------------------------------

Balance, October 1, 2002...........    $  (1,201)    $      5,911    $   79,583     $   233,539
Treasury shares issued.............                                                          37
Purchase of treasury shares........                                                      (1,597)
Other comprehensive income.........                            36                            36
Cash dividends ($.033 per share)...                                        (582)           (582)
Repayment of ESOP Loan.............            8                                              8
Net income.........................                                       1,781           1,781
                                     ------------------------------------------------------------
Balance, December 31, 2002.........    $  (1,193)    $      5,947    $   80,782     $   233,222
                                     ============================================================













           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                             Three Months Ended
                                                                                December 31,
                                                                          ------------------------
                                                                            2002            2001
                                                                          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................   $  1,781        $  2,189
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization ..........................      2,983           2,797
    Amortization of discount on senior notes and deferred finance costs        333             251
    Provision for possible losses .....................................        373             150
    Minority interest in Atlas Pipeline Partners, L.P. ................        645             753
    Equity in loss (earnings) of equity investee ......................        348             (87)
    Loss on discontinued operations ...................................       --               741
    Non-cash compensation .............................................         36              83
    Deferred income taxes .............................................      1,573             390
    Accretion of discount .............................................       (695)         (1,201)
    Collection of interest ............................................         91            --
    (Gain) loss on asset dispositions .................................       (818)             14
    Gain on sale of RAIT Investment Trust shares ......................       (969)           --
    Property impairments and abandonments .............................          6               6
Changes in operating assets and liabilities ...........................     10,126          (1,529)
                                                                          --------        --------
Net cash provided by operating activities .............................     15,813           4,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..................................................     (4,185)         (3,957)
Principal payments on notes receivable ................................      3,764             687
Proceeds from sale of assets ..........................................          6               5
Proceeds from (purchase of) RAIT Investment Trust shares ..............      3,401          (1,890)
Increase in other assets ..............................................     (5,963)           (106)
Investments in real estate loans and ventures .........................     (1,160)         (6,534)
Decrease in other liabilities .........................................        (72)            (50)
                                                                          --------        --------
Net cash used in investing activities .................................     (4,209)        (11,845)
                                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings ............................................................     42,695          49,083
Principal payments on borrowings ......................................    (26,828)        (48,768)
Dividends paid to minority interest of Atlas Pipeline Partners, L.P. ..       (875)           (973)
Dividends paid ........................................................       (582)           (582)
Repayment of ESOP loan ................................................          8               8
Treasury shares purchased .............................................     (1,597)           (298)
Increase in other assets ..............................................       (496)            (62)
                                                                          --------        --------

Net cash provided by (used in) financing activities ...................     12,325          (1,592)
                                                                          --------        --------
Net cash used in discontinued operations ..............................     (5,624)           (262)
                                                                          --------        --------
Increase (decrease) in cash and cash equivalents ......................     18,305          (9,142)
Cash and cash equivalents at beginning of period ......................     25,736          48,648
                                                                          --------        --------
Cash and cash equivalents at end of period ............................   $ 44,041        $ 39,506
                                                                          ========        ========




           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements of the Company and its wholly-owned subsidiaries as of December 31, 2002 and for the three months ended December 31, 2002 and 2001 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q/A pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002. The results of operations for the three months ended December 31, 2002 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2003.

         Certain reclassifications have been made to the consolidated financial statements as of and for the three months ended December 31, 2001 to conform to the presentation for the three months ended December 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

         The following table presents comprehensive income for the periods indicated:


                                                                                             Three Months Ended
                                                                                                December 31,
                                                                                     ----------------------------------
                                                                                        2002                    2001
                                                                                     ----------              ----------
                                                                                                 (in thousands)
  Net income.................................................................        $    1,781              $    2,189

  Other comprehensive income (loss):
      Unrealized gain on investment in RAIT Investment Trust:
        Unrealized holding gain arising during the period, net of taxes of
           $442 and $206.....................................................               858                     400
         Less: reclassification adjustment for gain realized in net income...              (610)                      -
                                                                                     ----------              ----------
              Change in unrealized gain......................................               248                     400
      Unrealized (loss) gain on natural gas futures and option contracts,
        net of taxes of $95 and ($39)........................................              (212)                     73
                                                                                     ----------              ----------
                                                                                             36                     473
                                                                                     ----------              ----------
  Comprehensive income.......................................................        $    1,817              $    2,662
                                                                                     ==========              ==========



                                                                                   At December 31,         At September 30,
                                                                                        2002                    2002
                                                                                   ---------------         ----------------
                                                                                                (in thousand)
  Accumulated other comprehensive income (loss) is related to the following items, net of taxes:
    Marketable securities - unrealized gains.................................       $     6,371             $     6,144
    Unrealized hedging losses................................................              (424)                   (233)
                                                                                    -----------             -----------
                                                                                    $     5,947             $     5,911
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

         The following table discloses the pre-tax unrealized gains relating to the Company's investment in RAIT at the periods indicated:

                                      At December 31,        At September 30,
                                            2002                    2002
                                      ---------------        ----------------
                                                   (in thousands)
Cost..............................     $    17,924               $   20,268
Unrealized gains..................           9,561                    9,312
                                       -----------               ----------
Estimated fair value..............     $    27,485               $   29,580
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

         For investments in real estate loans, because each loan is a unique transaction involving a discrete property it is impractical to determine their fair values. However, the Company believes the carrying amounts of the loans are recoverable based upon the estimated fair value of the underlying collateral.

         The following table provides information about other financial instruments at the dates indicated:

                                                             December 31, 2002                  September 30, 2002
                                                    --------------------------------        ----------------------------
                                                     Carrying             Estimated         Carrying          Estimated
                                                      Amount             Fair Value          Amount        Fair Value
                                                    -----------         ------------        ----------        ----------
                                                            (in thousands)                          (in thousands)
  Energy debt................................       $    58,255         $     58,255        $   49,345        $   49,345
  Real estate finance debt...................            32,791               32,791            33,214            33,214
  Senior debt................................            65,336               67,623            65,336            67,623
  Other debt.................................            18,126               18,126             7,615             7,615
                                                    -----------         ------------        ----------        ----------
                                                    $   174,508         $    176,795        $  155,510        $  157,797
                                                    ===========         ============        ==========        ==========


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

         The components of basic and diluted earnings per share for each year were as follows:

                                                                           Three Months Ended
                                                                              December 31,
                                                                      ---------------------------
                                                                         2002             2001
                                                                      ---------        ----------
                                                                            (in thousands)
  Income from continuing operations............................       $   1,781        $    2,930
  Loss from discontinued operations............................               -              (741)
                                                                      ---------        ----------
  Net income...................................................       $   1,781        $    2,189
                                                                      =========        ==========

  Basic average shares of common stock outstanding.............          17,369            17,432
  Dilutive effect of stock option and award plans..............             278               317
                                                                      ---------        ----------
  Dilutive average shares of common stock......................          17,647            17,749
                                                                      =========        ==========

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

         Supplemental disclosure of cash flow information:

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                       ----------------------------------
                                                                                            2002                  2001
                                                                                       ------------          ------------
                                                                                                 (in thousands)
  Cash paid during the period for:
      Interest..................................................................       $      1,035          $        891
      Income taxes..............................................................       $          -          $      1,500
  Non-cash activities include the following:
      Receipt of a note in connection with  the sale of a real estate loan......       $      1,350          $          -

Asset Retirement Obligations

         SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") establishes requirements for the accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on October 1, 2002 resulted in the recording of an additional cost basis of $3.3 million to oil and gas properties and equipment, representing the Company's share of estimated future well plugging costs (as discounted to the present value at the dates the wells began operations). In addition, the Company recorded a corresponding retirement obligation liability of $3.3 million (which includes accretion of that discounted value to September 30, 2002). Accumulated depreciation and depletion did not change as the additional cost basis associated with the plugging liability was offset by the estimated salvage value to be realized upon the disposal of the wells. The cumulative and pro forma effects of initially applying SFAS 143 were not material to the Company's Consolidated Statements of Income.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS - (Continued)

         Changes in the carrying amount of goodwill for the periods indicated are as follows:

                                                                             Three Months Ended        Year Ended
                                                                                 December 31,         September 30,
                                                                          ------------------------    -------------
                                                                             2002           2001           2002
                                                                          ----------    ----------    -------------
                                                                                (unaudited)
                                                                                        (in thousands)
Goodwill at beginning of period (less accumulated
    amortization of $4,796, $4,069 and $4,063).........................   $   37,471    $   31,420     $    31,420
Additions to goodwill related to prior year asset acquisitions.........            -             -              15
Atlas Pipeline goodwill amortization, whose fiscal year
   began January 1, 2002, at which time it adopted SFAS 142............            -            (6)            (22)
Leasing platform transferred from goodwill to other assets
    in accordance with SFAS 142 (net of accumulated
    amortization of $587)..............................................            -             -            (331)
Syndication network reclassified from other assets
    in accordance with SFAS 142 (net of accumulated
    amortization of $711)..............................................            -             -           6,389
                                                                          ----------    ----------     -----------
Goodwill at end of period (net of accumulated
    amortization of $4,209, $4,069 and $4,209).........................   $   37,471    $   31,414     $    37,471
                                                                          ==========    ==========     ===========

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

Intangible Assets

         Partnership management and operating contracts and the Company's equipment leasing operating systems, or leasing platform were acquired through acquisitions recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method, over their respective estimated lives, ranging from eight to thirteen years. The leasing platform is amortized on the straight-line method over its remaining life of six years. Amortization expense for the quarters ended December 31, 2002 and 2001 was $318,000 and $320,000, respectively. The aggregate estimated annual amortization expense for these contracts is approximately $1.3 million for each of the succeeding five years.


                                                            December 31,        September 30,
                                                                2002                  2002
                                                            -----------           ---------
                                                                      (in thousands)

Partnership management and operating contracts..........    $    14,383           $  14,343
Leasing platform........................................            918                 918
                                                            -----------           ---------
                                                                 15,301              15,261
Accumulated amortization................................         (5,989)             (5,672)
                                                            -----------           ---------
Intangible assets, net..................................    $     9,312           $   9,589
                                                            ===========           =========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS - (Continued)

Other Assets

         The following table provides information about other assets at the dates indicated.


                                                                               December 31,          September 30,
                                                                                   2002                  2002
                                                                              --------------        --------------
                                                                                        (in thousands)
  Deferred financing costs (net of accumulated amortization
      of $4,075 and $3,742)............................................       $        2,262        $        2,122
  Equity method investments in and advances to Trapeza entities........                4,361                 3,085
  Investments at lower of cost or market...............................                6,081                 6,137
  Other................................................................               12,657                 7,934
                                                                              --------------        --------------
                                                                              $       25,361        $       19,278
                                                                              ==============        ==============

         Deferred financing costs are amortized over the terms of the related loans (two to seven years).

         Investments in Trapeza entities are accounted for by the equity method of accounting as the Company, as a 50% owner of the general partner of these entities, has the ability to exercise significant influence over its operating and financial decisions. The Company's combined general and limited partnership interests in these entities range from 16% to 18%.

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

                                                                         Three Months Ended
                                                                            December 31,
                                                                 ------------------------------------
                                                                      2002                  2001
                                                                 --------------        --------------
                                                                           (in thousands)
  Loan balance, beginning of period.........................     $      187,542        $      192,263
  New loan..................................................              1,350                     -
  Addition to existing loans................................              1,160                 6,261
  Accretion of discount (net of collection of interest).....                695                 1,201
  Collections of principal..................................             (4,393)                    -
                                                                 --------------        --------------
  Loan balance, end of period...............................            186,354               199,725
  Real estate ventures balance, end of period...............             17,949                16,723
  Allowances for possible losses............................             (3,853)               (2,679)
                                                                 --------------        --------------
  Balance, loans and ventures, end of period................     $      200,450        $      213,769
                                                                 ==============        ==============

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

                                                      Three Months Ended
                                                         December 31,
                                              ---------------------------------
                                                   2002                  2001
                                              ------------          -----------
                                                        (in thousands)
  Balance, beginning of period..............  $      3,480          $     2,529
  Provision for possible losses.............           373                  150
                                              ------------          -----------
  Balance, end of period....................  $      3,853          $     2,679
                                              ============          ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 5 - DEBT

         Total debt consists of the following:

                                                            December 31,     September 30,
                                                                 2002              2002
                                                            ------------     -------------
                                                                  (in thousands)
  Senior debt.........................................      $     65,336      $    65,336

  Non-recourse debt:
      Energy:
        Revolving and term bank loans.................            58,095           49,345
      Real estate finance:
        Revolving credit facilities...................            18,000           18,000
        Other.........................................               875              875
                                                            ------------      -----------
           Total non-recourse debt....................            76,970           68,220
  Other debt..........................................            32,202           21,954
                                                            ------------      -----------
                                                                 174,508          155,510
  Less current maturities.............................             8,499            4,320
                                                            ------------      -----------
                                                            $    166,009      $   151,190
                                                            ============      ===========

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

                                December 31, 2002
                                   (Unaudited)

NOTE 7 - DISCONTINUED OPERATIONS - (Continued)

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

         Summarized operating results of the discontinued Optiron operations are as follows:

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                       ------------------------------------
                                                                                            2002                  2001
                                                                                       --------------        --------------
                                                                                                 (in thousands)
  Loss from discontinued operations before income taxes.........................       $            -        $       (1,095)
  Income tax benefit............................................................                    -                   354
                                                                                       --------------        --------------
  Loss from discontinued operations.............................................       $            -        $         (741)
                                                                                       ==============        ==============

NOTE 8 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION

         The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment operating income or loss amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                       ------------------------------------
                                                                                            2002                  2001
                                                                                       --------------        --------------
                                                                                                 (in thousands)
  Revenues:
      Energy....................................................................       $       18,025        $       28,984
      Real estate finance.......................................................                3,159                 3,669
      Intercompany interest.....................................................                  (87)                  (63)
      All other (1).............................................................                2,290                 1,192
                                                                                       --------------        --------------
                                                                                       $       23,387        $       33,782
                                                                                       ==============        ==============

  Operating profit (loss):
      Energy....................................................................       $        2,964        $        4,388
      Real estate finance.......................................................                1,474                 1,663
      All other (1).............................................................               (1,820)               (1,674)
                                                                                       --------------        --------------
                                                                                       $        2,618        $        4,377
                                                                                       ==============        ==============

                                                                                       December 31,           September 30,
                                                                                            2002                  2002
                                                                                       --------------        --------------
                                                                                                 (in thousands)
  Identifiable assets:
      Energy....................................................................       $      200,377        $      183,693
      Real estate finance.......................................................              201,637               204,327
      All other (1).............................................................               96,495                79,478
                                                                                       --------------        --------------
                                                                                       $      498,509        $      467,498
                                                                                       ==============        ==============


(1) Revenue and assets from the Company's financial services subsidiaries are included in the "All other" categories, along with corporate interest and dividend income and corporate assets. Financial services does not meet the criteria of an operating segment under SFAS 131.

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

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement which expires March 2009 to sell the majority of its existing and future production to an affiliate of First Energy Corporation. ("FEC"). Pricing under the contract is established by an index-based formula which we negotiate annually. Approximately 80% of the Company's current production was dedicated to the performance of this agreement for the three month period ending December 31, 2002. Payments from the affiliate are guaranteed by its parent, FEC, a publicly-traded company (NYSE:FE).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

         When used in this Form 10-Q/A, the words "believes" "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption "Risk Factors", in our annual report on Form 10-K/A for fiscal 2002. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q/A or to reflect the occurrence of unanticipated events.

Overview of First Quarter of Fiscal 2003

         Our operating results and financial condition for the first quarter of fiscal 2003 reflect the continuing importance to us of our energy operations, as shown in the following tables:

                   Revenues as a Percent of Total Revenues (1)

                                                                      Three Months Ended
                                                                         December 31,
                                                                  --------------------------
                                                                  2002                  2001
                                                                  ----                  ----
  Energy (2)...................................................    77%                   85%
  Real estate finance..........................................    14%                   11%

                     Assets as a Percent of Total Assets (3)

                                                               December 31,        September 30,
                                                                  2002                  2002
                                                               ------------        -------------
  Energy.......................................................    40%                   39%
  Real estate finance..........................................    40%                   44%

--------------
(1) We attribute the balance (9% and 4% for the three months ended December 31, 2002 and 2001, respectively) to revenues derived from assets which do not meet the definition of a business segment and corporate assets such as cash, common shares held in RAIT Investment Trust and other corporate investments.

(2) Energy revenues decreased in the first fiscal quarter ended December 31, 2002 as compared to the first fiscal quarter ended December 31, 2001, as a result of the timing of drilling funds raised and subsequently converted to earnings as wells are drilled. We expect this ratio to increase for the remaining quarters of fiscal 2003.

(3) We attribute the balance (20% and 17% at December 31, 2002 and September 30, 2002, respectively) to assets which do not meet the definition of a business segment and corporate assets, as referred to in (1) above.

Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production costs per equivalent unit in our energy operations during the periods indicated:


                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                       -----------------------------------
                                                                                           2002                  2001
                                                                                       -----------           -------------
                                                                                                 (in thousands)
  Revenues:
      Production................................................................       $     8,069           $       7,326
      Well drilling.............................................................             6,583                  17,981
      Well services.............................................................             1,900                   2,098
      Transportation............................................................             1,408                   1,352
                                                                                       -----------           -------------
                                                                                       $    17,960           $      28,757
                                                                                       ===========           =============

  Costs and expenses:
      Production and exploration................................................       $     1,586           $       2,042
      Well drilling.............................................................             5,725                  15,620
      Well services.............................................................               855                     917
      Transportation............................................................               591                     567
      Non-direct................................................................             2,229                   1,455
                                                                                       -----------           -------------
                                                                                       $    10,986           $      20,601
                                                                                       ===========           =============

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                       -----------------------------------
                                                                                            2002                  2001
                                                                                       -----------           -------------
  Revenues (in thousands):
      Gas (1)...................................................................       $     7,050           $       6,413
      Oil.......................................................................       $     1,016           $         908

  Production volumes:
      Gas (Mcf/day) (1) (2).....................................................            19,346                  20,577
      Oil (Bbls/day) (2)........................................................               447                     533

  Average sales prices:
      Gas (per Mmcf) (2)(3)....................................................        $     3.96            $       3.39
      Oil (per Bbl).............................................................       $    24.71            $      18.53

  Production costs: (4)
      As a percent of production revenues.......................................               19%                     22%
      Per equivalent Mcfe.......................................................       $      .76            $        .74


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

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                         Three Months Ended
                                                                            December 31,
                                                                 -----------------------------------
                                                                      2002                  2001
                                                                 -----------           -------------
                                                                           (in thousands)
  Revenues:
      Interest.............................................      $     1,931           $       2,328
      Accreted discount....................................              695                   1,201
      Gain on resolution of loan...........................              813                       -
      Equity in (loss) earnings of equity investee.........             (348)                     87
      Net rental and fee income............................               68                      68
                                                                 -----------           -------------
                                                                 $     3,159           $       3,684
                                                                 ===========           =============

  Costs and expenses.......................................      $       846           $         523
                                                                 ===========           =============

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

Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $2.3 million in the first quarter of fiscal 2003, an increase of $927,000 (69%) as compared to $1.3 million for the first quarter of fiscal 2002. The following table sets forth information relating to interest and other income during the periods indicated:

                                                    Three Months Ended
                                                        December 31,
                                               ----------------------------
                                                  2002              2001
                                               ----------       -----------
                                                         (in thousands)
Interest income...........................     $      251       $       347
Dividend income...........................            789               804
Gains (losses) on sale of assets..........            974               (14)
Other.....................................            254               204
                                               ----------       -----------
                                               $    2,268       $     1,341
                                               ==========       ===========

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


                                                                   Three Months Ended
                                                                      December 31,
                                                           -----------------------------------
                                                                2002                  2001
                                                           -----------           -------------
                                                                     (in thousands)
  Provided by operations..............................     $    15,813           $       4,557
  Used in investing activities........................          (4,209)                (11,845)
  Provided by (used in) financing activities..........          12,325                  (1,592)
  Used in discontinued operations.....................          (5,624)                   (262)
                                                           -----------           -------------
                                                           $    18,305           $      (9,142)
                                                           ===========           =============

         We had $44.0 million in cash and cash equivalents on hand at December 31, 2002, as compared to $25.7 million at September 30, 2002. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 2.0 to 1.0 in the first quarter of fiscal 2003 as compared to 2.6 to 1.0 in the first quarter of fiscal 2002. Our working capital at December 31, 2002 was $14.1 million, an increase of $9.5 million from $4.6 million at September 30, 2002. This increase in working capital is due to an increase in cash at December 31, 2002 due to higher borrowings than at September 30, 2002, credit availability on our energy line of credit was increased by $7.5 million in the quarter ended December 31, 2002, we also borrowed $5.0 million from Commerce Bank in the quarter ended December 31, 2002. Our long-term debt (including current maturities) to total capital ratio at December 31, 2002 was 75% as compared to 67% at September 30, 2002.

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

         o In the first quarter of fiscal 2003 we received proceeds of $3.4 million from the sale of 163,500 RAIT shares compared to the purchase of $1.9 million in RAIT shares in the first quarter of fiscal 2002.

         o Increases in other assets increased by $5.9 million. For the first quarter of fiscal 2003 we invested $1.3 million in, and lent $1.8 million to our Trapeza entities and invested $3.2 million in leases associated with our equipment leasing subsidiary, LEAF Financial Corporation ("LEAF").

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

Capital Requirements

         During the quarter ended December 31, 2002, our capital requirements related primarily to our investments in our drilling partnerships and pipeline expansions in which we invested $2.3 million and $1.3 million, respectively. For the quarter ended December 31, 2002 and the remaining quarters of fiscal 2003 we funded and expect to fund these capital expenditures through cash on hand, borrowings under the credit facilities, and from operations. We, through our energy subsidiaries, have established two credit facilities to facilitate the funding of our capital expenditures. In December 2002, we obtained an increase in our borrowing base on our energy credit facility administered by Wachovia Bank to $52.5 million. In addition, we replaced our $10.0 million PNC Bank credit facility with a new $7.5 million credit facility with Wachovia Bank. From January 2003 through June 2003, we have obtained an increase in this facility to $10.0 million. We are currently seeking to increase this facility on a long term basis to $15.0 million. We cannot assure you, however, that we will obtain the increase we seek.

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
                                               ===========      ===========        ===========       ===========       =========


                                                                           Amount of Commitment Expiration Per Period
                                                                                         (in thousands)
                                                                ------------------------------------------------------------------
   Other commercial commitments:                                  Less than           1 - 3             4 - 5          After 5
                                                  Total            1 Year             Years             Years           Years
                                              --------------    --------------    ---------------    ------------    -------------
   Lines of credit........................     $     6,048      $     5,048        $      1,000       $        -      $        -
   Standby letter of credit...............             905                -                 905                -               -
   Guarantees.............................           3,176              980               2,196                -               -
   Standby replacement commitments........          10,533            5,860               4,673                -               -
   Other commercial commitments...........         194,482            2,979              61,051            3,971         126,481
                                               -----------      -----------        -----------       -----------       ---------
   Total commercial commitments...........     $   215,144      $    14,867        $     69,825       $    3,971      $  126,481
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

         We have a $7.5 million revolving credit facility to fund the expansion of Atlas Pipeline Partners' existing gathering systems and the acquisitions of other gas gathering systems. In the quarter ended December 31, 2002, we drew $895,200 under this facility. The balance outstanding as of December 31, 2002 was $6.5 million. At December 31, 2002, the weighted average interest rate was 2.92% and 3.27% at December 31, 2002 and September 30, 2002, respectively. A hypothetical 10% change in the average interest rate applicable to this debt would result in an immaterial change in our earnings, cash flow and financial position.

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

         Our contract with First Energy Solutions Corporation allow us from time to time to "lock in" the sales price for some of our natural gas production volumes to be delivered in either the current month or in future months, rather than selling those same production volumes at contract prices in the month produced. Annually, we negotiate with certain purchasers to deliver a portion of natural gas produced for the upcoming twelve months. Most of these contracts are indexed based and the price we receive for our gas changes as the underlying index changes. Through the year, at our discretion, we are permitted to designate a portion of our negotiated production volumes to be purchased at the prevailing contract price at that time, for delivery in either the current month or in future production months. For the quarter ended December 31, 2002, approximately 56% of produced volumes were sold in this manner. For the fiscal year ending September 30, 2003, we estimate in excess of 55% of our produced natural gas volumes will be sold in this manner, leaving the remaining 45% of our produced volumes to be sold at contract prices in the month produced or at spot market prices. Considering those volumes already designated for the fiscal year ending September 30, 2003, and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in approximately a 6% change in our projected natural gas revenues.

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

                            Volumes of                 Settlement Date               Weighted Average            Unrealized
   Open Contracts        Natural Gas (Dth)              Quarter Ended                Price Per Dth                 Losses
   --------------        -----------------              -------------                -------------                 ------
         59                   177,000                    March 2003                       3.56                  $  (185,800)
        105                   315,000                    June 2003                        3.57                     (273,100)
         67                   201,000                    September 2003                   3.63                     (163,600)
        ---                   -------                                                                           -----------
        231                   693,000                                                  $  3.58                  $  (622,500)
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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         Exhibit No.       Description
         -----------       -----------
             3.1       Restated Certificate of Incorporation of Resource America. (2)
             3.2       Amended and Restated Bylaws of Resource America. (2)
            10.1       Employment Agreement between Edward E. Cohen and Resource America. (3)
            10.4       Employment Agreement between Steven J. Kessler and Resource America. (1)
            10.5       Employment Agreement between Nancy J. McGurk and Resource America. (1)
            10.6       Employment Agreement between Jonathan Z. Cohen and Resource America. (4)
            10.7       Credit Agreement among Atlas America, Inc., Resource America, Inc. and the other guarantors party thereto and Wachovia, National Associate, and other banks party thereto, dated July 31, 2002. (4)
            10.7(a)    First Amendment to Loan Agreement, dated as of January 24, 2001. (6)
            10.8       Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties XXXII, Inc.,
                       Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource Properties 51, Inc.,
                       Resource Properties, Inc., Resource America and Jefferson Bank (now known as Hudson United Bank). (6)
            10.9(a)    Modification of Revolving Credit Loan and Security Agreement dated March 30, 2000. (6)
            10.10      Revolving Credit Loan Agreement dated July 27, 1999 by and between Resource America, Inc. and
                       Sovereign Bank. (6)
            10.11      Term Loan Agreement between Resource Properties, Inc. and Miller & Schroeder Investments Corporation. (7)
            10.12      Credit Agreement among Atlas Pipeline Partners, L.P. and Wachovia Bank dated December 27, 2002. (8)
            10.13      Settlement Agreement between Resource America, Inc., FLI Holdings, Inc., AEL Leasing Co., Inc. and
                       Citibank, N.A. dated December 31, 2002. (9)
            99.1       Certification Pursuant to 302 of the Sarbannes Oxley Act of 2002.
            99.2       Certification Pursuant to 302 of the Sarbannes Oxley Act of 2002.
            99.3       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                       Sarbanes-Oxley Act of 2002.
            99.4       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                       Sarbanes-Oxley Act of 2002.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K - (Continued)

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


                                      RESOURCE AMERICA, INC.
                                      (Registrant)

Date: May 15, 2003                    By:      Steven J. Kessler
                                               ---------------------------
                                               STEVEN J. KESSLER
                                               Senior Vice President and
                                               Chief Financial Officer

Date: May 15, 2003                    By:      Nancy J. McGurk
                                               ---------------------------
                                               NANCY J. McGURK
                                               Vice President-Finance and
                                               Chief Accounting Officer