Form 10-Q
period 2003-06-30
RESOURCE AMERICA INC
filed 2003-08-14
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                 Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        16,999,700 Shares August 1, 2003

                                           RESOURCE AMERICA, INC. AND SUBSIDIARIES
                                                  INDEX TO QUARTERLY REPORT
                                                        ON FORM 10-Q

                                                                                                                   PAGE
                                                                                                                   ----
PART I   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Consolidated Balance Sheets - June 30, 2003 (Unaudited)
                    and September 30, 2002....................................................................            2

                 Consolidated Statements of Income (Unaudited)
                    Three Months and Nine Months Ended June 30, 2003 and 2002.................................            3

                 Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    Nine Months Ended June 30, 2003...........................................................            4

                 Consolidated Statements of Cash Flows (Unaudited)
                    Nine Months Ended June 30, 2003 and 2002..................................................            5

                 Notes to Consolidated Financial Statements - June 30, 2003 (Unaudited).......................       6 - 19

     Item 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................................................      20 - 30

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk...................................      31 - 33

     Item 4.     Controls and Procedures......................................................................           33

PART II  OTHER INFORMATION

     Item 1.     Legal Proceedings............................................................................           34

     Item 4.     Submission of Matters to a Vote of Security Holders..........................................           34

     Item 6.     Exhibits and Reports on Form 8-K.............................................................      35 - 36

SIGNATURES....................................................................................................           37

                                                     PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                                        RESOURCE AMERICA, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                   (in thousands, except share data)

                                                                                        June 30,        September 30,
                                                                                         2003               2002
                                                                                       -----------        -----------
                                                                                      (Unaudited)
                                      ASSETS
  Current assets:
      Cash and cash equivalents.................................................       $    49,450        $    25,736
      Accounts receivable.......................................................            24,800             16,060
      Assets held for disposal..................................................                 -              5,488
      Prepaid expenses and other current assets.................................            10,904              5,530
                                                                                       -----------        -----------
        Total current assets....................................................            85,154             52,814
  Investments in real estate loans and real estate..............................           202,735            202,423
  Investment in RAIT Investment Trust...........................................            24,998             29,580
  Property and equipment:
      Oil and gas properties and equipment (successful efforts).................           145,651            126,983
      Gas gathering and transmission facilities.................................            31,530             28,091
      Other.....................................................................             8,839              8,390
                                                                                       -----------        -----------
                                                                                           186,020            163,464
  Less - accumulated depreciation, depletion and amortization...................           (52,401)           (44,287)
                                                                                       -----------        -----------
        Net property and equipment..............................................           133,619            119,177
  Goodwill......................................................................            37,471             37,471
  Intangible assets.............................................................             8,642              9,589
  Other assets..................................................................            18,809             16,444
                                                                                       -----------        -----------
                                                                                       $   511,428        $   467,498
                                                                                       ===========        ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Current portion of long-term debt.........................................       $     5,290        $     4,320
      Secured revolving credit facilities-leasing...............................            14,622                  -
      Accounts payable..........................................................            18,378             12,378
      Liabilities associated with assets held for disposal......................                 -             11,317
      Accrued liabilities.......................................................            14,818             11,568
      Estimated income taxes....................................................               534                893
      Deferred revenue on drilling contracts....................................            13,827              4,948
                                                                                       -----------        -----------
        Total current liabilities...............................................            67,469             45,424
  Long-term debt:
      Senior....................................................................            65,336             65,336
      Non-recourse..............................................................            49,529             68,220
      Other.....................................................................            23,786             17,634
                                                                                       -----------        -----------
                                                                                           138,651            151,190
  Liabilities associated with assets held for disposal..........................                 -              3,144
  Asset retirement obligations..................................................             3,449                  -
  Deferred revenue and other liabilities........................................               589              1,074
  Deferred income taxes.........................................................            18,408             13,733
  Minority interest.............................................................            44,267             19,394
  Commitments and contingencies.................................................                 -                  -
  Stockholders' equity:
      Preferred stock, $1.00 par value: 1,000,000 authorized shares.............                 -                  -
      Common stock, $.01 par value; 49,000,000 authorized shares................               251                250
      Additional paid-in capital................................................           223,883            223,824
      Less treasury stock, at cost..............................................           (78,269)           (74,828)
      Less ESOP loan receivable.................................................            (1,177)            (1,201)
      Accumulated other comprehensive income....................................             7,689              5,911
      Retained earnings.........................................................            86,218             79,583
                                                                                       -----------        -----------
        Total stockholders' equity..............................................           238,595            233,539
                                                                                       -----------        -----------
                                                                                       $   511,428        $   467,498
                                                                                       ===========        ===========

                                      See accompanying notes to consolidated financial statements

                                                   RESOURCE AMERICA, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                                       Three Months Ended            Nine Months Ended
                                                                             June 30,                    June 30,
                                                                     ------------------------     ------------------------
                                                                        2003          2002           2003           2002
                                                                     ---------      ---------     ---------      ---------
                                                                              (in thousands, except per share data)
REVENUES:
   Energy.....................................................     $  21,792      $  19,024     $  76,088      $  74,451
   Real estate finance........................................         4,495          4,252        11,143         13,556
   Leasing....................................................         1,172            247         3,041            924
   Equity earnings in Trapeza entities........................           764              -           872              -
   Interest and other.........................................         2,499          1,204         6,625          4,072
                                                                   ---------      ---------     ---------      ---------
                                                                      30,722         24,727        97,769         93,003
COSTS AND EXPENSES:
   Energy.....................................................        13,012         13,378        49,828         54,239
   Real estate finance........................................           931            693         2,714          1,680
   Leasing....................................................         1,468            159         3,870            441
   General and administrative.................................         2,094          2,131         4,587          4,960
   Provision for legal settlement.............................             -              -         1,185              -
   Depreciation, depletion and amortization...................         3,247          2,823         9,333          8,203
   Interest...................................................         3,203          3,078         9,612          9,490
   Provision for possible losses..............................           375             93         1,548            893
   Minority interest in Atlas Pipeline Partners, L.P..........         1,445            568         2,974          1,963
                                                                   ---------      ---------     ---------      ---------
                                                                      25,775         22,923        85,651         81,869
                                                                   ---------      ---------     ---------      ---------
Income from continuing operations before income taxes.........         4,947          1,804        12,118         11,134
Provision for income taxes....................................         1,461            476         3,756          3,563
                                                                   ---------      ---------     ---------      ---------
Income from continuing operations.............................         3,486          1,328         8,362          7,571

Discontinued operations:
   Loss on discontinued operations, net of tax benefits of
     $605 and $1,053..........................................             -         (1,322)            -         (2,238)
                                                                   ---------      ---------     ---------      ---------
Net income....................................................     $   3,486      $       6     $   8,362      $   5,333
                                                                   =========      =========     =========      =========

Net income per common share - basic:
   From continuing operations.................................     $     .20      $     .08     $     .49      $     .44
   From discontinued operations...............................             -           (.08)            -           (.13)
                                                                   ---------      ---------     ---------      ---------
Net income per common share - basic...........................     $     .20      $     .00     $     .49      $     .31
                                                                   =========      =========     =========      =========
Weighted average common shares outstanding....................        17,069         17,455        17,186         17,444
                                                                   =========      =========     =========      =========

Net income per common share - diluted:
   From continuing operations.................................     $     .20      $     .07     $     .48      $     .43
   From discontinued operations...............................             -           (.07)            -           (.13)
                                                                   ---------      ---------     ---------      ---------
Net income per common share - diluted.........................     $     .20      $     .00     $     .48      $     .30
                                                                   =========      =========     =========      =========
Weighted average common shares................................        17,365         17,903        17,471         17,813
                                                                   =========      =========     =========      =========


                                      See accompanying notes to consolidated financial statements

                                                      RESOURCE AMERICA, INC.
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  NINE MONTHS ENDED JUNE 30, 2003
                                           (Unaudited) (in thousands, except share data)



                                                    Common stock         Additional          Treasury Stock             ESOP
                                             ---------------------------   Paid-In    -----------------------------     Loan
                                                 Shares       Amount       Capital       Shares         Amount       Receivable
                                             ------------------------------------------------------------------------------------

Balance, October 1, 2002..................       25,044,066   $  250     $   223,824    (7,623,198)   $  (74,828)     $  (1,201)
Common shares issued......................           55,373        1             397             -             -              -
Treasury shares issued....................                -        -            (338)       26,380           554              -
Purchase of treasury shares...............                -        -               -      (473,950)       (3,995)             -
Other comprehensive income................                -        -               -             -             -              -
Cash dividends ($.099 per share)..........                -        -               -             -             -              -
Repayment of ESOP Loan....................                -        -               -             -             -             24
Net income................................                -        -               -             -             -              -
                                             ------------------------------------------------------------------------------------
Balance, June 30, 2003....................       25,099,439   $  251     $   223,883    (8,070,768)   $  (78,269)     $  (1,177)
                                                 ==========   ======     ===========    ==========    ==========      =========


                                                Accumulated
                                                   Other                         Totals
                                               Comprehensive     Retained    Stockholders'
                                                   Income        Earnings        Equity
                                             -----------------------------------------------

Balance, October 1, 2002..................        $   5,911     $   79,583     $   233,539
Common shares issued......................                -              -             398
Treasury shares issued....................                -              -             216
Purchase of treasury shares...............                -              -          (3,995)
Other comprehensive income................            1,778              -           1,778
Cash dividends ($.099 per share)..........                -         (1,727)         (1,727)
Repayment of ESOP Loan....................                -              -              24
Net income................................                -          8,362           8,362
                                             -----------------------------------------------
Balance, June 30, 2003....................        $   7,689     $   86,218     $   238,595
                                                  =========     ==========     ===========





                                      See accompanying notes to consolidated financial statements

                                                        RESOURCE AMERICA, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                       June 30,
                                                                                              ---------------------------
                                                                                                 2003             2002
                                                                                              ----------       ----------
                                                                                                     (in thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................      $    8,362       $    5,333
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization............................................           9,333            8,203
    Amortization of discount on senior debt and deferred finance costs..................             966              825
    Provision for possible losses.......................................................           1,548              893
    Equity earnings in Trapeza entities.................................................            (872)               -
    Minority interest in Atlas Pipeline Partners, L.P...................................           2,974            1,963
    Loss on discontinued operations.....................................................               -            2,238
    Gain on asset dispositions..........................................................            (719)          (2,846)
    Gain on sale of RAIT Investment Trust shares........................................          (3,603)               -
    Property impairments and abandonments...............................................              18               18
    Deferred income taxes...............................................................             122            3,022
    Accretion of discount...............................................................          (1,492)          (2,614)
    Collection of interest..............................................................           1,055            5,244
    Non-cash compensation ..............................................................             216              312
  Changes in operating assets and liabilities...........................................             992          (18,636)
                                                                                              ----------       ----------
  Net cash provided by operating activities.............................................          18,900            3,955

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................................         (18,679)         (16,497)
  Principal payments on notes receivable and proceeds from sales of assets..............           8,641           24,190
  Proceeds from sale (purchase of) RAIT Investment Trust shares.........................          10,896           (4,540)
  Increase in other assets..............................................................            (927)            (346)
  Investments in real estate loans and ventures.........................................          (5,031)         (18,647)
                                                                                              ----------       ----------
  Net cash used in investing activities.................................................          (5,100)         (15,840)

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings............................................................................          84,271          109,538
  Principal payments on borrowings......................................................         (84,641)        (111,827)
  Dividends paid .......................................................................          (1,727)          (1,744)
  Distributions paid to minority interests of Atlas Pipeline Partners, L.P..............          (2,660)          (2,936)
  Proceeds from Atlas Pipeline Partners, L.P. secondary offering, net...................          25,255                -
  Purchase of treasury stock............................................................          (3,995)            (989)
  Repayment of ESOP loan................................................................              24               56
  Increase in other assets..............................................................          (1,014)            (411)
  Proceeds from issuance of stock.......................................................              25               17
                                                                                              ----------       ----------
  Net cash provided by (used in) financing activities...................................          15,538           (8,296)
                                                                                              ----------       ----------
  Net cash used in discontinued operations..............................................          (5,624)          (1,617)
                                                                                              ----------       ----------
  Increase (decrease) in cash and cash equivalents......................................          23,714          (21,798)
  Cash and cash equivalents at beginning of period......................................          25,736           48,648
                                                                                              ----------       ----------
  Cash and cash equivalents at end of period............................................      $   49,450       $   26,850
                                                                                              ==========       ==========


                                      See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2003 and for the three months and nine months ended June 30, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002. The results of operations for the three months and nine months ended June 30, 2003 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2003.

         Certain reclassifications have been made to the consolidated financial statements as of and for the three months and nine months ended June 30, 2002 to conform to the three months and nine months ended June 30, 2003 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

         The following table presents comprehensive income for the periods indicated:

                                                                     Three Months Ended            Nine Months Ended
                                                                           June 30,                     June 30,
                                                                   ------------------------     ------------------------
                                                                     2003           2002          2003           2002
                                                                   ---------      ---------     ---------      ---------
                                                                                      (in thousands)
Net income....................................................     $   3,486      $       6     $   8,362      $   5,333
Other comprehensive income (loss):
  Unrealized gains on investment in RAIT Investment
     Trust:
     Unrealized holding gains arising during the period,
       net of taxes of $1,313, $1,748, $2,037 and
       $3,742.................................................         2,797          3,394         4,278          7,442
     Less: reclassification adjustment for gains realized
       in net income, net of taxes of $453 and $1,117.........        (1,130)             -        (2,486)             -
                                                                   ---------      ---------     ---------      ---------
                                                                       1,667          3,394         1,792          7,442
  Unrealized losses on natural gas futures:
     Unrealized holding losses arising during the period,
       net of taxes of $104, $9, $364 and $46.................          (212)           (12)         (740)          (123)
     Less: reclassification adjustment for losses realized
       in net income, net of taxes of $193 and $358...........           391              -           726              -
                                                                   ---------      ---------     ---------      ---------
                                                                         179            (12)          (14)          (123)
                                                                   ---------      ---------     ---------      ---------
Comprehensive income..........................................     $   5,332      $   3,388     $  10,140      $  12,652
                                                                   =========      =========     =========      =========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

                                                                                   At June 30,       At September 30,
                                                                                      2003                  2002
                                                                                   -----------          -----------
                                                                                            (in thousands)
  Accumulated other comprehensive income (loss) is related to the following items, net of taxes:
    Marketable securities - unrealized gains.................................      $     7,936          $     6,144
    Unrealized hedging losses................................................             (247)                (233)
                                                                                   -----------          -----------
                                                                                   $     7,689          $     5,911
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

         The following table discloses the pre-tax unrealized gains relating to the Company's investment in RAIT at the dates indicated:

                                                                                   At June 30,       At September 30,
                                                                                      2003                  2002
                                                                                   -----------          ----------
                                                                                            (in thousands)
Cost......................................................................         $    12,975          $   20,268
Unrealized gains..........................................................              12,023               9,312
                                                                                   -----------          ----------
Estimated fair value......................................................         $    24,998          $   29,580
                                                                                   ===========          ==========

Fair Value of Financial Instruments

         The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate the fair value because of the short maturity of these instruments.

         For investments in real estate loans, because each loan is a unique transaction involving a discrete property it is impractical to determine their fair values. However, the Company believes the carrying amounts of the loans are recoverable based upon the estimated value of the underlying collateral.

         For our leasing warehouse credit facilities, the carrying amounts approximate the fair value because of the short term of these lines.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments - (Continued)

         The following table provides information about other financial instruments at the dates indicated:

                                                              June 30, 2003                    September 30, 2002
                                                     -----------------------------        ----------------------------
                                                       Carrying        Estimated           Carrying        Estimated
                                                        Amount         Fair Value           Amount         Fair Value
                                                     -----------      ------------        ----------      ------------
                                                            (in thousands)                        (in thousands)
Energy non-recourse debt...................          $    30,208      $     30,208        $   49,345      $     49,345
Real estate finance debt...................               35,107            35,107            33,214            33,214
Senior debt................................               65,336            67,623            65,336            67,623
Other debt.................................               13,290            13,290             7,615             7,615
                                                     -----------      ------------        ----------      ------------
                                                     $   143,941      $    146,228        $  155,510      $    157,797
                                                     ===========      ============        ==========      ============

Earnings Per Share

         The following table presents a reconciliation of the components used in the computation of net income per common share-basic and net income per common share-diluted for the periods indicated:

                                                                     Three Months Ended            Nine Months Ended
                                                                           June 30,                     June 30,
                                                                   ------------------------     ------------------------
                                                                     2003           2002          2003           2002
                                                                   ---------      ---------     ---------      ---------
                                                                                      (in thousands)
Income from continuing operations.............................     $   3,486      $   1,328     $   8,362      $   7,571
Loss from discontinued operations, net of taxes of $605
   and $1,053.................................................             -         (1,322)            -         (2,238)
                                                                   ---------      ---------     ---------      ---------
   Net income.................................................     $   3,486      $       6     $   8,362      $   5,333
                                                                   =========      =========     =========      =========

Weighted average common shares outstanding-basic..............        17,069         17,455        17,186         17,444
Dilutive effect of stock option and award plans...............           296            448           285            369
                                                                   ---------      ---------     ---------      ---------
Weighted average common shares-diluted........................        17,365         17,903        17,471         17,813
                                                                   =========      =========     =========      =========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Asset Retirement Obligations

         SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), establishes requirements for the accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on October 1, 2002 resulted in the recording of an additional cost basis of $3.3 million to oil and gas properties and equipment representing the Company's share of estimated future well plugging and abandonment costs (as discounted to the present value at the dates the wells began operations) for wells in which it has a working interest. In addition, the Company recorded a corresponding retirement obligation liability of $3.3 million (which includes accretion of the discounted present value to September 30, 2002). Accumulated depreciation and depletion did not change as the additional cost basis associated with the plugging liability was offset by the estimated salvage value to be realized upon the disposal of the wells. The cumulative and pro forma effects of initially applying SFAS 143 were not material to the Company's Consolidated Statements of Income.

         The Company has no assets legally restricted for purposes of settling asset retirement obligations. Except for the item above, the Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

         A reconciliation of the Company's liability for well plugging and abandonment costs for the nine months ended June 30, 2003 is as follows (in thousands):

  Asset retirement obligations, September 30, 2002.............     $       -
  Adoption of SFAS 143.........................................         3,300
  Accretion expense............................................           149
                                                                    ---------
  Asset retirement obligations, June 30, 2003..................     $   3,449
                                                                    =========

         The above accretion expense is included in depreciation, depletion and amortization in the Company's consolidated statements of income.

Supplemental Cash Flow Information

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                                                     Nine Months Ended
                                                                                                          June 30,
                                                                                                  ------------------------
                                                                                                    2003            2002
                                                                                                  ---------      ---------
                                                                                                      (in thousands)
  Cash paid during the period for:
     Interest................................................................................     $   6,821      $   6,591
     Income taxes (refunded) paid............................................................     $  (1,067)     $   3,499

  Non-cash activities include the following:
     Receipt of a note in connection with the sale of a real estate loan.....................     $   1,350      $       -
     Receivable associated with leases transferred to LEAF's sponsored investment
        partnership..........................................................................     $   5,366      $       -
     Real estate received in exchange for notes upon foreclosure on loans....................     $   8,231      $       -
     Assumption of debt upon foreclosure on loans............................................     $   4,067      $       -

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 which is generally effective for fiscal years ending after December 15, 2002 requires quarterly disclosure of the effects that would have occurred if the financial statements had applied the fair value recognition principles of SFAS 123, "Accounting for Stock-Based Compensation." The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. For certain grants, no stock-based employee compensation cost is reflected in net income, since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS 123:

                                                                       Three Months Ended            Nine Months Ended
                                                                             June 30,                     June 30,
                                                                     ------------------------     ------------------------
                                                                       2003            2002         2003           2002
                                                                     ---------      ---------     ---------      ---------
                                                                            (in thousands, except per share data)
  Net income as reported........................................     $   3,486      $       6     $   8,362      $   5,333
  Stock-based employee compensation expense reported
     in net income, net of tax..................................             -              -             -              -
  Total stock-based employee compensation under fair
     value method for all grants, net of tax....................          (984)          (638)       (1,735)        (1,694)
                                                                     ---------      ---------     ---------      ---------
  Pro forma net income..........................................     $   2,502      $    (632)    $   6,627      $   3,639
                                                                     =========      =========     =========      =========

  Net income per common share:
  Basic - as reported...........................................     $     .20      $     .00     $     .49      $     .31
  Basic - pro forma.............................................     $     .15      $    (.04)    $     .39      $     .21
  Diluted - as reported.........................................     $     .20      $     .00     $     .48      $     .30
  Diluted - pro forma...........................................     $     .14      $    (.04)    $     .38      $     .20

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Recently Issued Financial Accounting Standards

         In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). ). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5") relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provides for additional disclosure requirements related to guarantees which were effective for financial periods ending after December 15, 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. The Company adopted the initial recognition and measurement requirements for all guarantees as of January 1, 2003. The initial adoption of the recognition and measurement requirements of FIN 45 did not have a significant impact on the results of operations or equity of the Company.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation changes the method of determining whether certain entities should be included in the Company's consolidated financial statements. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("SFAS 94"). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has exposure to a majority of the expected losses or a majority of the expected residual returns or both.

         The provisions of the interpretation are to be applied immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 is applicable beginning July 1, 2003. For any VIEs that must be consolidated under FIN 46, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as a cumulative effect of a change in accounting principle. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

        The Company is evaluating the impact of applying FIN 46 to existing VIE's in which it has variable interests and has not yet completed this analysis. In addition, the Company is also in the process of restructuring certain VIE's. Upon completion of these restructurings, it is anticipated that the restructured VIE's will not meet the criteria for consolidation by the Company under FIN 46. Liabilities of consolidated VIE's resulting from the adoption of FIN 46 will be with recourse only as to the VIE's assets underlying these liabilities, and not to the general assets of the Company. As the Company continues to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Recently Issued Financial Accounting Standards - (Continued)

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The Company believes that adoption of SFAS 149 will not have a material effect on its financial position or results of operations.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of this Statement will have a material impact on its results of operations or financial position.

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

Intangible Assets

         Partnership management and operating contracts and the Company's equipment leasing operating system, or leasing platform, were acquired through acquisitions and recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method over their respective estimated lives, ranging from eight to thirteen years. The leasing platform is amortized on the straight-line method over its remaining life of six years. Amortization expense for the nine months ended June 30, 2003 was $987,000. The aggregate estimated annual amortization expense is approximately $1.3 million for each of the succeeding five years.

                                                                                  At June 30,        At September 30,
                                                                                     2003                   2002
                                                                                  -----------           -----------
                                                                                           (in thousands)
Partnership management and operating contracts............................        $    14,383           $    14,343
Leasing platform..........................................................                918                   918
                                                                                       15,301                15,261
Accumulated amortization..................................................             (6,659)               (5,672)
                                                                                  -----------           -----------
Intangible assets, net....................................................        $     8,642           $     9,589
                                                                                  ===========           ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS - (Continued)

Other Assets

         The following table provides information about other assets at the dates indicated.

                                                                                  At June 30,        At September 30,
                                                                                     2003                    2002
                                                                                  -----------           -----------
                                                                                           (in thousands)
Deferred financing costs (net of accumulated amortization
    of $4,708 and $3,742)...................................................      $     2,182           $     2,122
Equity method investments in and advances to Trapeza entities...............            4,860                 3,085
Investments at lower of cost or market......................................            6,298                 6,137
Other.......................................................................            5,469                 5,100
                                                                                  -----------           -----------
                                                                                  $    18,809           $    16,444
                                                                                  ===========           ===========

         Deferred financing costs are amortized over the terms of the related loans (two to seven years).

         Investments in Trapeza entities, issuers of collateralized debt securities, are accounted for by the equity method of accounting since the Company, as a 50% owner of the general partner of these entities, has the ability to exercise significant influence over its operating and financial decisions. The Company's combined general and limited partner interests in these entities range from 16% to 18%.

         Investments at the lower of cost or market include non-marketable investments in entities in which the Company has less than a 20% ownership interest, and in which it does not have the ability to exercise significant influence over their operating and financial decisions. These investments include approximately 9% of the outstanding shares of The Bancorp, Inc., a related party as disclosed in Note 4 to the consolidated financial statements in the Company's Annual Report on Form 10K/A for the fiscal year ended September 30, 2002.

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE

         The Company focuses its real estate activities on managing its existing real estate loan portfolio and on managing a real estate partnership it sponsored which closed its initial transaction during the three months ended March 31, 2003 and two further transactions during the three months ended June 30, 2003.

         The Company's real estate loans generally were acquired at discounts from both their face value and the appraisal value of the properties underlying the loans. The Company records as income the accretion of a portion of the difference between its cost basis in a real estate loan and the sum of projected cash flows from it. This accretion of discount amounted to $83,000 and $428,000 during the three months ended June 30, 2003 and 2002 and $1.5 million and $2.6 million during the nine months ended June 30, 2003 and 2002, respectively. As the Company sells senior lien interests or receives funds from refinancing of loans by the borrowers, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 4 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE - (Continued)

         At June 30, 2003, the Company held real estate loans having an aggregate face value of $588.1 million. The investment in these loans at that date was carried at an aggregate cost of $177.1 million, including cumulative accretion. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated.

                                                                     Three Months Ended            Nine Months Ended
                                                                            June 30,                    June 30,
                                                                  --------------------------   --------------------------
                                                                      2003           2002         2003           2002
                                                                  -----------    -----------   -----------    -----------
                                                                                      (in thousands)
Loan balance, beginning of period.............................    $   187,728    $   178,953   $   187,542    $   192,263
New loan......................................................              -              -         1,350              -
Additions to existing loans...................................          2,214          9,799         4,635         17,147
Accretion of discount (net of collection of interest).........             83            428         1,492          2,614
Write-downs...................................................         (1,159)           (60)       (1,552)          (560)
Collection of principal.......................................         (4,941)             -        (9,542)             -
Cost of loans resolved........................................              -         (1,943)            -        (24,287)
Foreclosures transferred to real estate.......................         (6,842)             -        (6,842)             -
                                                                  -----------    -----------   -----------    -----------
Loan balance, end of period...................................    $   177,083    $   187,177   $   177,083    $   187,177

Real estate balance, net, end of period.......................         26,894         17,676        26,894         17,676
Allowance for possible losses.................................         (1,242)        (2,979)       (1,242)        (2,979)
                                                                  -----------    -----------   -----------    -----------
Balance, loans and real estate, end of period.................    $   202,735    $   201,874   $   202,735    $   201,874
                                                                  ===========    ===========   ===========    ===========

         In determining the Company's allowance for possible losses related to its real estate loans, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of its loans. The value of loans may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues identified. The Company reduces its investment in real estate loans by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or general to all loans.

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans and real estate for the periods indicated:

                                                                     Three Months Ended            Nine Months Ended
                                                                            June 30,                    June 30,
                                                                  --------------------------   --------------------------
                                                                     2003           2002          2003           2002
                                                                  -----------    -----------   -----------    -----------
                                                                                      (in thousands)
Balance, beginning of period..................................    $     4,260    $     2,829   $     3,480    $     2,529
Provision for possible losses.................................            375            210         1,548          1,010
Write-downs...................................................         (1,159)           (60)       (1,552)          (560)
Transfers to real estate upon foreclosure.....................         (2,234)             -        (2,234)             -
                                                                  -----------    -----------   -----------    -----------
Balance, end of period........................................    $     1,242    $     2,979   $     1,242    $     2,979
                                                                  ===========    ===========   ===========    ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 5 - DEBT

         Total debt consists of the following:

                                                                                  At June 30,       At September 30,
                                                                                     2003                  2002
                                                                                  -----------          -----------
                                                                                          (in thousands)
 Senior debt...............................................................       $    65,336          $    65,336

 Non-recourse debt:
     Energy:
       Revolving and term bank loans.......................................            30,208               49,345
     Real estate finance:
       Revolving credit facilities.........................................            18,000               18,000
       Other...............................................................             4,738                  875
                                                                                  -----------          -----------
          Total non-recourse debt..........................................            52,946               68,220
 Other debt................................................................            25,659               21,954
                                                                                  -----------          -----------
                                                                                      143,941              155,510
 Less current maturities...................................................             5,290                4,320
                                                                                  -----------          -----------
                                                                                  $   138,651          $   151,190
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

         The Company formally documents all relationships between hedging instruments and the items being hedged, including the Company's risk management objectives and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the hedged asset. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair value of hedged items. When it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Company will discontinue hedge accounting for the derivative and further changes in fair value for the derivative will be recognized immediately into earnings. Gains or losses on these instruments are accumulated in other comprehensive income (loss) to the extent that these hedges are deemed to be highly effective as hedges, and are recognized in earnings in the period in which the hedged item is recognized in earnings.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - (Continued)

         At June 30, 2003, the Company had 67 open natural gas futures contracts related to natural gas sales covering 201,000 dekatherms ("Dth") (net to the Company) of natural gas, maturing through September 2003 at a combined average settlement price of $3.63 per Dth. Based on quoted market prices, the fair value of the Company's open natural gas futures contracts at June 30, 2003, is $1.1 million. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold, unless the hedges are no longer "highly effective." Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company's net unrealized loss related to open NYMEX contracts was approximately $363,000 at June 30, 2003 and $317,000 at September 30, 2002. The unrealized losses, net of applicable taxes, have been recorded as a liability in the Company's Consolidated Balance Sheets and in Stockholders' Equity as a component of Accumulated Other Comprehensive Income. The Company recognized losses of $591,000 and $1.1 million on settled contracts for the three months and nine months ended June 30, 2003. The Company recognized no gains or losses during the three months and nine months ended June 30, 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. As of June 30, 2003, all of the deferred net losses on derivative instruments included in accumulated other comprehensive income (loss) are expected to be reclassified to earnings during the next three months.

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

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," the results of operations have been prepared under the financial reporting requirements for discontinued operations, pursuant to which all historical results of Optiron are included in the results of discontinued operations rather than the results of continuing operations for all periods presented.

         Summarized operating results of the discontinued Optiron operations are as follows:

                                                                     Three Months Ended             Nine Months Ended
                                                                          June 30,                       June 30,
                                                                 --------------------------    ---------------------------
                                                                    2003            2002          2003            2002
                                                                 ----------       ---------    -----------     -----------
                                                                                      (in thousands)
Loss from discontinued operations before
    income taxes.............................................    $        -       $  (1,927)   $         -     $    (3,291)
Income tax benefit...........................................             -             605              -           1,053
                                                                 ----------       ---------    -----------     -----------
Loss from discontinued operations............................    $        -       $  (1,322)   $         -     $    (2,238)
                                                                 ==========       =========    ===========     ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 8 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION

         The Company's operations include five reportable operating segments. In addition to the five reportable operating segments, certain other activities are reported in the "Other energy" and "All other" categories. These operating segments reflect the way the Company manages its operations and makes business decisions. The Leasing and Trapeza segments first met the criteria for reportable operating segments in the three months ended June 30, 2003, and accordingly all prior periods have been restated to reflect these new segments. The Company does not allocate income taxes to its operating segments. Operating segment data for the periods indicated are as follows:

Nine Months Ended June 30, 2003 (in thousands)

                                     Production
                          Well          and         Other     Real Estate               Trapeza       All
                        Drilling    Exploration   Energy (a)    Finance     Leasing     Entities     Other    Eliminations  Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues from ........
  external customers..  $ 38,166   $     27,551   $   10,759  $   11,213   $    3,092  $     880   $  6,265    $ (157)    $ 97,769
Interest income.......         -              -          169          65           52          8        549      (157)         686
Interest expense......         -              -        1,509       1,228          349          -      6,683      (157)       9,612
Depreciation and               -          6,073        2,869         135          157          -         99         -        9,333
    amortization......
Segment profit........     3,889         13,132       (3,798)      5,490       (1,284)       473     (5,784)        -       12,118
Other significant
    items:
    Segment assets....     7,244        136,309       56,638     204,153       17,694      4,926     84,464         -      511,428

----------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.


Three Months Ended June 30, 2003 (in thousands)

                                    Production
                          Well          and         Other     Real Estate               Trapeza       All
                        Drilling    Exploration   Energy (a)    Finance     Leasing     Entities     Other    Eliminations  Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues from ........
  external customers..  $  8,217   $     10,066   $    3,584  $    4,530   $    1,191  $     772   $  2,400     $ (38)    $ 30,722
Interest income.......         -              -           31          30           13          8        260       (38)         304
Interest expense......         -              -          450         424          155          -      2,212       (38)       3,203
Depreciation and               -          2,107          980          68           60          -         32         -        3,247
    amortization......
Segment profit........       732          5,306       (2,166)      2,700         (491)       465     (1,599)        -        4,947

----------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 8 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION - (Continued)

Nine Months Ended June 30, 2002 (in thousands)

                                    Production
                          Well          and         Other     Real Estate               Trapeza       All
                        Drilling    Exploration   Energy (a)    Finance     Leasing     Entities     Other    Eliminations   Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues from ........
  external customers..  $ 43,211   $     21,200   $   11,226  $   13,603   $    1,123  $       -   $  2,814     $ (174)     $ 93,003
Interest income.......         -              -          449          79          113          -        406       (174)          873
Interest expense......         -              -        1,546       1,404            1          -      6,713       (174)        9,490
Depreciation and               -          5,447        2,564         101           11          -         80          -         8,203
    amortization......
Segment profit........     4,542          7,830       (2,285)      9,329          584          -     (8,866)         -        11,134

----------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.



Three Months Ended June 30, 2002 (in thousands)

                                    Production
                          Well          and         Other     Real Estate               Trapeza       All
                        Drilling    Exploration   Energy (a)    Finance     Leasing     Entities     Other    Eliminations   Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues from
  external customers..  $  8,472   $      7,304   $    3,400  $    4,250   $      427  $       -   $    932     $ (58)      $ 24,727
Interest income.......         -              -           87          16           37          -        122       (58)           204
Interest expense......         -              -          533         385            -          -      2,218       (58)         3,078
Depreciation and               -          1,816          927          34           10          -         36         -          2,823
    amortization......
Segment profit........       811          2,680       (1,338)      2,894          134          -     (3,377)        -          1,804

----------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  June 30, 2003
                                   (Unaudited)

NOTE 8 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION - (Continued)

         Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto, including interest, provision for possible losses and depreciation, depletion and amortization, excluding general corporate expenses.

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement which expires March 2009 to sell the majority of its existing and future production to an affiliate of First Energy Corporation ("FEC"). Pricing under the contract is established by index-based formulas which the Company negotiates annually. Approximately 80% of the Company's current production was dedicated to the performance of this agreement for the nine month period ended June 30, 2003. Payments from the affiliate are guaranteed by its parent, FEC, a publicly-traded company (NYSE:FE).

         The Company anticipates that it will negotiate mutually agreeable pricing terms for subsequent 12-month periods pursuant to the aforementioned agreement. Management believes that the loss of any one customer would not have a material adverse effect as it believes that, under current market conditions, the Company's production could readily be absorbed by other purchasers.

NOTE 9 - LEGAL SETTLEMENT

         The Company settled an action filed in the U.S. District Court for the District of Oregon by the former chairman of TRM Corporation and his children. The Company's chief executive officer and a former director and officer also had been named as defendants. The plaintiffs' claims were for breach of contract and fraud. The Company recorded a charge of $1.2 million, including related legal fees, in the nine months ended June 30, 2003. The Company has made a claim under its directors' and officers' insurance policy in connection with this settlement.

NOTE 10 - PUBLIC OFFERING OF ATLAS PIPELINE PARTNERS, L.P. COMMON UNITS

         On May 9, 2003, the Company's subsidiary, Atlas Pipeline Partners, L.P., completed a secondary public offering of 1,092,500 common units of limited partner interest. The net proceeds after underwriting discounts and commissions were approximately $25.3 million. These proceeds were used in part to repay existing indebtedness of $8.5 million. The Partnership intends to use the balance of these proceeds to fund future capital projects and for working capital. As a result of this offering, the Company now owns 39% of this partnership through both its general partner interest and its subordinated units.

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

Overview of Three Months and Nine Months Ended June 30, 2003 and 2002

        Although energy and real estate finance remain our principal business operations, during the three and nine months ended June 30, 2003, we began to expand our proprietary asset management operations into additional areas, including the sponsorship of ventures involved in equipment leasing and the trust preferred securities of banks and other financial institutions. This growth is reflected in the following tables:

                                             Revenues as a Percent of Total Revenues

                                                                      Three Months Ended            Nine Months Ended
                                                                            June 30,                     June 30,
                                                                      -------------------           -----------------
                                                                      2003           2002           2003         2002
                                                                      ----           ----           ----         ----
Energy........................................................         71%            77%             78%          80%
Real estate finance...........................................         15             17              11           15
Leasing.......................................................          4              1               3            1
Equity earnings in Trapeza entities...........................          2              -               1            -
All other (1).................................................          8              5               7            4
                                                                      ---            ---             ---          ---
                                                                      100%           100%            100%         100%

                                                Assets as a Percent of Total Assets

                                                                                    June 30,            September 30,
                                                                                      2003                   2002
                                                                                    --------            -------------
                                                                                               (in thousands)
Energy....................................................................             39%                     39%
Real estate finance.......................................................             40                      44
Leasing...................................................................              3                       2
Trapeza entities..........................................................              1                       -
All other (2).............................................................             17                      15
                                                                                      ---                     ---
                                                                                      100%                    100%

----------
(1) We attribute the balance to revenues derived from assets related to operations which do not meet the definition of a business segment and corporate assets such as cash, common shares held in RAIT Investment Trust and other corporate investments.

(2) We attribute the balance to assets related to operations which do not meet the definition of a business segment, as referred to in footnote (1) above.

Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production costs per equivalent unit in our energy operations during the periods indicated:

                                                                     Three Months Ended           Nine Months Ended
                                                                         June 30,                       June 30,
                                                                 ------------------------      --------------------------
                                                                   2003           2002            2003            2002
                                                                 --------       ---------      ----------      ----------
                                                                                 (in thousands, except
                                                                         sales prices and production cost data)
Revenues:
    Production................................................   $ 10,066       $   7,304      $   27,551      $   21,200
    Well drilling.............................................      8,217           8,472          38,166          43,211
    Well services.............................................      2,009           1,910           6,061           6,028
    Transportation............................................      1,500           1,338           4,310           4,012
                                                                 --------       ---------      ----------      ----------
                                                                 $ 21,792       $  19,024      $   76,088      $   74,451
                                                                 ========       =========      ==========      ==========

Costs and expenses:
    Production................................................   $  1,700       $   1,631      $    4,879      $    4,931
    Exploration...............................................        305             580           1,314           1,236
    Well drilling.............................................      7,145           7,374          33,188          37,769
    Well services.............................................      1,031           1,085           2,971           2,993
    Transportation............................................        629             516           1,832           1,574
    Non-direct................................................      2,202           2,192           5,644           5,736
                                                                 --------       ---------      ----------      ----------
                                                                 $ 13,012       $  13,378      $   49,828      $   54,239
                                                                 ========       =========      ==========      ==========

Production revenues(1):
    Gas.......................................................   $  9,027       $   6,392      $   24,308      $   18,752
    Oil.......................................................   $  1,021       $     930      $    3,224      $    2,443

Production volume:
    Gas (mcf/day) (2) ........................................     18,118          19,239          18,471          19,535
    Oil (bbls/day) (2)........................................        427             466             428             463

Average sales prices:
    Gas (per mcf) (3).........................................   $   5.47       $    3.65      $     4.82      $     3.52
    Oil (per bbl).............................................   $  26.25       $   21.96      $    27.58      $    19.34

Average production costs (4):
    As a percent of production revenues.......................         17%             22%             18%             23%
    Per mcfe (2)..............................................   $    .90       $     .81      $      .85      $      .81

----------
(1)      Excludes sales of residual gas and sales to landowners.

(2) As used in this discussion, "mcf" and mmcf" means thousand cubic feet and million cubic feet; "mcfe" and mmcfe" means thousand cubic feet equivalent and million cubic feet equivalent, and "bbls" means barrels. Bbls are converted to mcfes using the ratio of six mcfs to one bbl.

(3) Our average sales price per mcf before the effects of hedging was $5.74 and $4.93 and $3.66 and $3.52 for the three months and nine months ended June 30, 2003 and 2002, respectively.

(4) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

         Our natural gas revenues were $9.0 million and $24.3 million in the three months and nine months ended June 30, 2003, an increase of $2.6 million (41%) and $5.6 million (30%) from $6.4 million and $18.8 million in the three months and nine months ended June 30, 2002, respectively. The increases were due to increases in the average sales price of natural gas of 50% and 36% for the three months and nine months ended June 30, 2003, which were partially offset by decreases of 6% and 5% in the volume of natural gas we produced in the three months and nine months ended June 30, 2003, respectively. The $2.6 million increase in gas revenues in the three months ended June 30, 2003 as compared to the prior period consisted of a $3.2 million increase attributable to increases in natural gas sales prices, partially offset by a $558,000 decrease attributable to decreased production volumes. The $5.6 million increase in natural gas revenues in the nine months ended June 30, 2003 as compared to the prior period consisted of a $7.0 million increase attributable to an increase in natural gas sales prices, partially offset by $1.4 million decrease attributable to decreased production volumes. Production volumes decreased because new wells we had drilled in Crawford County, Pennsylvania, could not be brought on line until the extension of our Crawford gathering system had been completed, and because of the reduced number of wells drilled in the period. The Crawford extension has since been complete, while the reduced number of wells resulted principally from a timing difference in the completion of wells as compared to the prior year periods. As a consequence current market conditions continue, we believe that our natural gas production revenues will be higher in the remainder of fiscal 2003 than in fiscal 2002.

         Our oil revenues were $1.0 million and $3.2 million in the three month and nine month periods ended June 30, 2003, an increase of $91,000 (10%) and $781,000 (32%) from $930,000 and $2.4 million in the three months and nine months ended June 30, 2002, primarily due to increases in the average sales price of oil of 20% and 43%, for the respective periods. Oil production volume decreased 8% during the three months and the nine months ended June 30, 2003 as compared to the three months and nine months ended June 30, 2002. The $91,000 increase in oil revenues in the three months ended June 30, 2003 as compared to the prior period consisted of increases of $182,000 attributable to increases in oil sales prices partially offset by a $91,000 attributable to decreased production volumes. The $781,000 increase in oil revenues for the nine months ended June 30, 2003 as compared to the prior period consisted of increases of $1,041,000 attributable to increases in oil sales prices partially offset by $260,000 attributable to decreased production volumes. The decrease in oil volumes is a result of the natural production decline inherent in the life of a well. This decline was not offset by new wells added, as the majority of the wells we have drilled during the past several years have targeted gas reserves.

         Our well drilling revenues and expenses represent the billing and costs associated with the completion of 29 and 189 net wells for partnerships sponsored by Atlas America, Inc. in the three months and nine months ended June 30, 2003 as compared to 43 and 220 net wells in the three months and nine months ended June 30, 2002, respectively. Our well drilling gross margin was $1.1 million and $5.0 million in the three months and nine months ended June 30, 2003, a decrease of $26,000 and $464,000 from $1.1 million and $5.4 million in the three months and nine months ended June 30, 2002, respectively. In the three months ended June 30, 2003, the decrease of $26,000 was attributable to a decrease in the number of wells drilled ($518,000) partially offset by an increase in the gross profit per well ($492,000). In the nine months ended June 30, 2003, the decrease of $464,000 was attributable to a decrease in the number of wells drilled ($817,000) partially offset by an increase in the gross profit per well ($353,000). Our gross profit per well increased as well drilling costs increased since our drilling contracts are on a "cost plus" basis, typically cost plus 13%. Costs increased as demand for drilling equipment and services increased, resulting in an increase in the cost to us of obtaining equipment and services in the three months and nine months ended June 30, 2003. Our average cost per well increased $6,000 to $202,000 from $196,000 in the nine months ended June 30, 2003 and 2002, respectively.

         Our transportation revenues increased 12% and 7% in the three months and nine months ended June 30, 2003, respectively, as compared to the similar prior year periods. These increases resulted from higher gross volumes transported due to the additional volumes associated with new partnership wells drilled by us to our gathering system.

         Our transportation expenses increased 22% and 16% in the three months and nine months ended June 30, 2003, respectively, as compared to the similar prior year periods. These increases resulted from higher compressor expenses due to increased compressor lease rates and the addition of more compressors to increase the capacity of our gathering systems.

         Our exploration costs were $305,000 and $1.3 million in the three months and nine months ended June 30, 2003, a decrease of $275,000 (47%) and increase of $78,000 (6%) from the three months and nine months ended June 30, 2002. The decrease in the three months ended June 30, 2003 as compared to the prior period was attributable to the timing of reimbursements from our investment partnerships for leases contributed to these partnerships.

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                     Three Months Ended           Nine Months Ended
                                                                          June 30,                     June 30,
                                                                 --------------------------    ------------------------
                                                                    2003           2002           2003          2002
                                                                 ----------     -----------    ----------    ----------
                                                                                     (in thousands)
Revenues:
    Interest..................................................   $    2,044     $     2,583    $    5,774    $    7,588
    Accreted discount.........................................           83             428         1,492         2,614
    Fee income................................................        2,184             300         2,739           300
    (Loss) gains on resolutions of loans .....................         (106)            757           707         2,398
    Equity in earnings of equity investees....................          154              48           193           316
    Rental income.............................................          136             136           238           340
                                                                 ----------     -----------    ----------    ----------
                                                                 $    4,495     $     4,252    $   11,143    $   13,556
                                                                 ==========     ===========    ==========    ==========
Costs and expenses............................................   $      931     $       693    $    2,714    $    1,680
                                                                 ==========     ===========    ==========    ==========

Revenues - Three Months Ended June 30, 2003 as Compared to the Three Months Ended June 30, 2002

         Revenues increased $243,000 (6%) from $4.3 million in the three months ended June 30, 2002 to $4.5 million in the three months ended June 30, 2003. We attribute the increase to the following:

         o An increase of $1.9 million in fee income in the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, to $2.2 million from $300,000. The increase resulted primarily from fees we earned for services provided to the real estate investment partnership which we sponsored relating to the purchases and third party financing of two properties. We anticipate earning additional fees from this partnership and any future real estate investment partnerships which we may sponsor.

         o An increase of $106,000 from our share of the operating results of our unconsolidated real estate investments accounted for on the equity method in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase was the result of higher earnings from one of our investments.

         The increases were partially offset by the following:

         o A decrease in interest and accreted discount income of $884,000 (29%) resulting from the following:

            - The resolution of two loans which decreased interest income by $11,000 in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

            - The completion of accretion of discount on two loans, which decreased interest income by $499,000 in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

            - A decrease in our average rate of accretion, resulting in a decrease in interest income of $374,000 in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

         o A decrease of $863,000 in gains on resolutions of loans and loan payments in excess of carrying value in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. In the three months ended June 30, 2003, we resolved one loan having a book value of $5.0 million for $4.9 million realizing a loss of $106,000 as compared to one loan sold in the three months ended June 30, 2002 having a book value of $1.0 million for $1.8 million, recognizing a gain of $757,000.

Revenues - Nine Months Ended June 30, 2003 as Compared to the Nine Months Ended June 30, 2002

         Revenues decreased $2.4 million (18%) to $11.1 million in the nine months ended June 30, 2003 from $13.5 million in the nine months ended June 30, 2002. We attribute the decrease to the following:

         o A decrease in interest and accreted discount income of $2.9 million (29%) resulting from the following:

            - The resolution of four loans, which decreased interest income by $1.2 million in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002.

            - The completion of accretion of discount on four loans, which decreased interest income by $1.7 million in the nine months ended June 30, 2003 as compared to the nine months ended months ended June 30, 2002.

            - A decrease in our average rate of accretion, resulting in a decreased in interest income of $69,000 in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002.

         o A decrease of $1.7 million in gains on resolutions of loans. In the nine months ended June 30, 2003, we resolved two loans, having book values of $9.2 million, for $9.9 million, recognizing a gain of $707,000, as compared to the resolution of two loans in the nine months ended June 30, 2002 having a book value of $23.3 million for $25.7 million, recognizing a gain of $2.4 million.

         o A decrease of $123,000 from our share of the operating results of our unconsolidated real estate investments accounted for on the equity method in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. The decrease was the result of an increase in depreciation and an operating loss on a property in which we acquired an interest in March 2002.

         o  These decreases were partially offset by the following:

         o An increase of $2.4 million in fee income in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 to $2.7 million from $300,000. The increase resulted primarily from fees we earned for services we provided to the real estate investment partnership we sponsored relating to its purchase and third party financing of three properties.

         Gains on resolutions of loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

Costs and Expenses

         Costs and expenses of our real estate finance operations were $931,000 and $2.7 million in the three months and nine months ended June 30, 2003, respectively, an increase of $238,000 (34%) and $1.0 million (62%) from $693,000 and $1.7 million in the same periods of the prior fiscal year. The increase resulted from approximately $272,000 and $455,000 in non-recoverable payments associated with loans which we charged to earnings. These payments were made to protect our interests in certain properties underlying our investments in real estate loans in the three months and nine months ended June 30, 2003, respectively. In the three months ended June 30, 2003 we foreclosed on two properties underlying two loans. Operating expenses associated with these properties will be expensed as part of our real estate operations as they are incurred. We may be required to exercise our foreclosure rights on additional loans where the borrower is not in compliance with our forebearance agreements.

         In addition, wages and benefits increased $71,000 and $346,000 in the in the three months and nine months ended June 30, 2003, respectively, as compared to the prior year periods as a result of the addition of a new president and other personnel in our real estate subsidiary in connection with the expansion of our real estate operations through the sponsorship of real estate investment partnerships as well as the on-going management of our existing portfolio of commercial loans and real estate.

Results of Operations: Leasing

         In fiscal 2002 we began to pursue expansion of our equipment leasing operations through sponsorship of equipment leasing programs. Our first such program commenced operations in March 2003. We also manage equipment leasing assets through a company we acquired in 1995 that acts as the general partner and manager of four public equipment leasing programs. We intend to further develop our equipment leasing operations through the sponsorship of subsequent equipment leasing programs. In addition, in April 2003, we entered into a multi-year agreement to originate and service leases on behalf of Merrill Lynch.

         Our leasing revenues were $1.2 million and $3.0 million in the three months and nine month periods ended June 30, 2003, an increase of $925,000 and $2.1 million from $247,000 and $924,000 in the three months and nine months ended June 30, 2002, primarily due to lease income and fees associated with of our new leasing investment program.

         Our leasing expenses were $1.5 million and $3.9 million in the three months and nine month periods ended June 30, 2003, an increase of $1.3 million and $3.4 million from $159,000 and $441,000 in the three months and nine months ended June 30, 2002, primarily due to expenses associated with the startup of our operations in connection with our new leasing program.

Results of Operations: Trapeza Entities

         We manage trust preferred securities through our 50% interest in Trapeza Capital Management and the Trapeza general partner entities. For a description of the general structure of our Trapeza operations see Item 1; "Business-Financial Services" in our Annual Report on Form 10K/A for 2002. Since November 2002, Trapeza has issued $1.05 billion of trust preferred securities under management. We receive fees as the collateral manager of these securities and a 20% carried interest in the sponsor of each collateralized debt obligations backed by the trust preferred securities. Since we own 50% of the general partners of these entities and have the ability to exercise significant influence over their operating and financial decisions, we account for them by the equity method.

Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $2.5 million and $6.6 million in the three months and nine months ended June 30, 2003, respectively, an increase of $1.3 million (108%) and $2.5 million (63%), respectively, as compared to $1.2 million and $4.1 million during the three months and nine months ended June 30, 2002, respectively. The following table sets forth information relating to interest and other income during the periods indicated:

                                                                     Three Months Ended           Nine months Ended
                                                                          June 30,                     June 30,
                                                                 -------------------------     ------------------------
                                                                    2003           2002           2003          2002
                                                                 ----------     ----------     ----------    ----------
                                                                                     (in thousands)
Interest income...............................................   $      304     $      204     $      686    $      873
Dividend income...............................................          585            849          2,046         2,416
Gains (losses) on sales of assets.............................        1,440            (40)         3,614           472
Other.........................................................          170            191            279           311
                                                                 ----------     ----------     ----------    ----------
                                                                 $    2,499     $    1,204     $    6,625    $    4,072
                                                                 ==========     ==========     ==========    ==========

         Gains on sale of assets for the three months and nine months ended June 30, 2003 were $1.4 million and $3.6 million as compared to a loss of $ 40,000 and a gain of $472,000 for the three months and nine months ended June 30, 2002, respectively. This primarily reflects the sale of 140,000 and 492,600 shares in RAIT Investment Trust from which we received net proceeds of $3.5 million and $10.9 million, respectively, and realized gains of $1.5 million and $3.6 million in the three and nine months ended June 30, 2003, respectively. These sales of RAIT Investment Trust shares have accordingly reduced our dividend income in the current year periods as compared to the prior year periods.

         Our provision for legal settlement represents the estimated costs associated with the settlement of an action filed by the former chairman of TRM Corporation as described in Note 9 of our consolidated financial statements. To the extent that our actual cost (because of insurance recovery) is less than the provision, it will be recorded as a reduction to our expenses in the period so determined.

         Our depletion, depreciation and amortization consist mainly of depletion of oil and gas properties and amortization of contracts acquired. Our depletion as a percentage of oil and gas production revenues was 20% and 22% in the three months and nine months ended June 30, 2003 compared to 22% and 23% in the three months and nine months ended June 30, 2002, respectively. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices, and fluctuations in the depletable cost basis of oil and gas properties.

         As a result of the secondary public offering by Atlas Pipeline Partners in May 2003, we now own 39% of this partnership through both our general partner interest and our subordinated units. The minority interest in Atlas Pipeline Partners is the interest of Atlas Pipeline Partners' common unit holders. As general partner, we control Atlas Pipeline Partners, therefore we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline Partners earnings was $1.4 million and $3.0 million in the three months and nine months ended June 30, 2003, as compared to $568,000 and $2.0 million in the three months and nine months ended June 30, 2002, an increase of $877,000 (154%) and $1.0 million (52%), respectively. This increase was the result of an increase in Atlas Pipeline Partners' net income principally caused by increases in transportation fees received and an increase in the amount of Atlas Pipeline Partners earnings attributable to minority interests as a result of its public offering.

         Our provision for possible losses increased $282,000 and $655,000 to $375,000 and $1.5 million in the three months and nine months ended June 30, 2003, respectively, as compared to $93,000 and $893,000 in the three months and nine months ended June 30, 2002, respectively. These increases resulted primarily from estimated future operating expenses associated with a property underlying one of our loans. In the three months ended June 30, 2003, we foreclosed on the property underlying this loan and one other loan. In addition, in the three months ended June 30, 2002, we realized $117,000 previously written off due to the bankruptcy filing of an energy customer, thus reducing our expense in the prior period.

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

Liquidity and Capital Resources

         General. Our major sources of liquidity have been funds generated by operations, funds raised and fees earned from investment partnerships, resolutions of real estate loans, borrowings under our existing energy, real estate finance, leasing and corporate credit facilities and sale of our RAIT Investment Trust shares. We have employed these funds principally in the expansion of our energy operations, the repurchase of our common stock and the acquisition of senior lien interests relating to our real estate loans. The following table sets forth our sources and uses of cash for the periods indicated:

                                                                                             Nine Months Ended
                                                                                                   June 01
                                                                                     ---------------------------------
                                                                                         2003                  2002
                                                                                     -----------           -----------
                                                                                               (in thousands)
Provided by operations........................................................       $    18,900           $     3,955
Used in investing activities..................................................            (5,100)              (15,840)
Provided by (used in) financing activities....................................            15,538                (8,296)
Used in discontinued operations...............................................            (5,624)               (1,617)
                                                                                     -----------           -----------
                                                                                     $    23,714           $   (21,798)
                                                                                     ===========           ===========

         We had $49.4 million in cash and cash equivalents on hand at June 30, 2003, as compared to $25.7 million at September 30, 2002. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 2.6 to 1.0 in the nine months ended June 30, 2003 as compared to 2.3 to 1.0 in the nine months ended June 30, 2002. Our working capital at June 30, 2003 was $17.7 million compared to $7.4 million at September 30, 2002. The increase was primarily due to a decrease in net liabilities associated with assets held for disposal, partially offset by increases in accounts payable and deferred revenue on drilling contracts as a result of our sponsored investment drilling programs. Our debt (including current maturities) to total capital was 66% and 67% at June 30, 2003 and September 30, 2002.

         Our liquidity is affected by national, regional and local economic trends and uncertainties as well as trends and uncertainties more particular to us, including national gas prices, interest rates, our ability to raise funds through our sponsorship of investment partnerships and the maturity in 2004 of substantial amounts of debt. While the current favorable natural gas pricing and interest rate environment have been positive contributors to our liquidity and lead us to believe that we will be able to refinance, or renew, our indebtedness as it matures, there are numerous risks and uncertainties involved. Factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, are described in "-Results of Operations," and "-Contractual Obligations and Commercial Commitments," as well as in Item 1, "Business-Risk Factors" in our Annual Report on Form 10K/A for 2002.

         Cash Flows from Operating Activities. Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the price of natural gas and oil, interest rates, our ability to raise funds for our drilling investment partnerships and the strength of the market for rentals of the types of properties secured by our real estate loans and real estate. Net cash provided by operating activities increased $14.9 million in the nine months ended June 30, 2003 to $18.9 million from $4.0 million in the nine months ended June 30, 2002, substantially as a result of the following:

         o Changes in operating assets and liabilities increased operating cash flow by $19.6 million in the nine months ended June 30, 2003, compared to the nine months ended June 30, 2002, primarily due to decreases at June 30, 2002 and subsequent increases at June 30, 2003 in the level of accounts payable and accrued liabilities. These levels of liabilities are dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing of funds raised through our investment partnerships.

         o Changes in our leasing operating assets and liabilities decreased cash flow due to the increase in net current assets associated with its increased activity.

         Cash Flows from Investing Activities. Net cash used in our investing activities decreased $10.7 million in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 as a result of the following:

         o Investments in real estate loans and real estate decreased $13.6 million due to the purchase of five participations in loans where we previously held junior interests for $12.9 million in the prior fiscal period that did not recur in the current fiscal periods. We also invested $4.2 million in existing loans in the nine months ended June 30, 2002. In addition, in fiscal 2002, we invested $1.5 million in one real estate joint venture. In the current fiscal period we invested $4.6 million in existing loans.

         o Principal payments on notes receivable and proceeds from sales of assets net of investments in real estate loans and ventures decreased by $15.5 million in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. Principal payment on notes vary from transaction to transaction and are normally discretionary on the borrowers part.

         o Changes in proceeds and purchases of RAIT Investment Trust shares increased cash flow by $15.4 million in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002.

         Cash Flows from Financing Activities. Net cash provided by our financing activities increased $23.8 million in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002, as a result of the following:

         o Net proceeds from Atlas Pipeline Partners secondary public offering increased cashflow by $25.3 million.

         o Purchases of treasury shares increased cash used by $3.0 million due to our continued share buyback program.

Capital Requirements

         During the nine months ended June 30, 2003 and 2002, our capital expenditures related primarily to our investments in our drilling partnerships and pipeline expansions, in which we invested $17.5 million and $16.1 million, respectively. For the nine months ended June 30, 2003 and the remaining quarters of fiscal 2003, we funded and expect to continue to fund these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. Through our energy subsidiaries, we have established two credit facilities to facilitate the funding of our capital expenditures. In July 2002, we obtained an increase in our borrowing base on our energy credit facility administered by Wachovia Bank to $52.5 million. In addition, we replaced our $10.0 million PNC Bank credit facility with a new $15.0 million credit facility with Wachovia Bank.

         The level of capital expenditures we must devote to our energy operations are dependent upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $60.0 million in fiscal 2003 through drilling partnerships. Through the nine months ended June 30, 2003 we have raised $47.5 million. We believe cash flow from operations and amounts available under our credit facilities will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

         We continuously evaluate acquisitions of gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture partners. There can be no assurance that we will be successful in our efforts to obtain outside capital.

Contractual Obligations and Commercial Commitments

         The following tables set forth our obligations and commitments as of June 30, 2003.

                                                                                  Payments Due By Period
                                                                                      (in thousands)
                                                             ----------------------------------------------------------------
Contractual cash obligations:                                  Less than           1 - 3             4 - 5          After 5
                                               Total            1 Year             Years             Years           Years
                                            -------------    --------------    ---------------    ------------    -----------
Long-term debt...........................   $   143,941      $     5,290        $    82,681       $    55,078      $      892
Secured revolving credit facilities......        14,622           14,622                  -                 -               -
Operating lease obligations..............         4,616            1,334              1,190               977           1,115
Capital lease obligations................             -                -                  -                 -               -
Unconditional purchase obligations.......             -                -                  -                 -               -
Other long-term obligations..............             -                -                  -                 -               -
                                            -----------      -----------        -----------        ----------      ----------
Total contractual cash obligations.......   $   163,179      $    21,246        $    83,871       $    56,055      $    2,007
                                            ===========      ===========        ===========        ==========      ==========


                                                                        Amount of Commitment Expiration Per Period
                                                                                      (in thousands)
                                                             ----------------------------------------------------------------
Other commercial commitments:                                  Less than           1 - 3             4 - 5          After 5
                                               Total            1 Year             Years             Years           Years
                                           --------------    --------------    ---------------    ------------    -----------
Standby letters of credit................   $       275      $         -        $        275       $        -      $        -
Guarantees...............................         1,753               90               1,663                -               -
Standby replacement commitments..........         6,396            3,221               3,175                -               -
Other commercial commitments.............       257,204            7,992              71,331           56,194         121,687
                                            -----------      -----------        ------------       ----------      ----------
Total commercial commitments.............   $   265,628      $    11,303        $     76,444       $   56,194      $  121,687
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

         In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). ). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5") relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provides for additional disclosure requirements related to guarantees which were effective for financial periods ending after December 15, 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. We adopted the initial recognition and measurement requirements for all guarantees as of January 1, 2003. The initial adoption of the recognition and measurement requirements of FIN 45 did not have a material impact on our results of operations or equity.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation changes the method of determining whether certain entities should be included in the Company's consolidated financial statements. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("SFAS 94"). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has exposure to a majority of the expected losses or a majority of the expected residual returns or both.

         The provisions of the interpretation are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 is applicable beginning July 1, 2003. For any VIEs that must be consolidated under FIN 46, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as a cumulative effect of a change in accounting principle. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

        We are evaluating the impact of applying FIN 46 to existing VIEs in which we have variable interests and have not yet completed this analysis. In addition, we are also in the process of restructuring certain VIEs. Upon completion of these restructurings, it is anticipated that these investments will not meet the criteria for treatment under FIN 46. Liabilities associated with the adoption of FIN 46 will be with recourse as only to the assets underlying these liabilities, and not to our general assets. As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by us.

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. We believe that adoption of SFAS 149 will not have a material effect on our financial position or results of operations.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of this Statement will have a material impact on our results of operations or financial position.

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

         The following analysis presents the effect on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2003. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

Energy

         Interest Rate Risk. At June 30, 2003, the amount outstanding under a revolving loan attributable to our energy operations had decreased to $30.0 million from $43.7 million at September 30, 2002. The weighted average interest rate for this facility decreased from 3.9% at September 30, 2002 to 3.05% at June 30, 2003 due to a decrease in interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net annual income would change by approximately $63,000.

         We have a $15.0 million revolving credit facility to fund the expansion of Atlas Pipeline Partners' existing gathering systems and the acquisitions of other gas gathering systems. In the nine months ended June 30, 2003, we drew $2.9 million under this facility. At June 30, 2003 we had no borrowings outstanding under this facility. The weighted average interest rate was 3.27% at September 30, 2002.

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

         Our contract with an affiliate of First Energy Corporation allows us from time to time to "lock in" the sales price for some of our natural gas production volumes to be delivered in either the current month or in future months, rather than selling those same production volumes at contract prices in the month produced. Annually, we negotiate with certain other purchasers to deliver a portion of natural gas produced for the upcoming twelve months. Most of these contracts are index-based and the price we receive for our gas changes as the underlying index changes. Through the year, at our discretion, we are permitted to designate a portion of our negotiated production volumes to be purchased at the prevailing contract price at that time, for delivery in either the current month or in future production months. For the fiscal year ended September 30, 2002, approximately 38% of produced volumes were sold in this manner. For the fiscal year ending September 30, 2003, we estimate in excess of 64% of our produced natural gas volumes will be sold in this manner, leaving the remaining 36% of our produced volumes to be sold at contract prices in the month produced or at spot market prices. Considering those volumes already designated for the fiscal year ending September 30, 2003 and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in approximately a 3% change in our natural gas revenues.

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

         As of June 30, 2003, we had gas hedges in place covering 201,000 dekatherms, or dths, maturing through September 30, 2003. We included an adjustment of $363,000 on our balance sheet to mark these hedges to their fair value. "Fair value" represents the amount that we estimate we would have realized if we had terminated the hedges on that date. As these contracts qualify and have been designated as cash flow hedges, we determine gains and losses on them resulting from market price changes monthly and reflect them in accumulated other comprehensive income (loss) until the month in which we sell the hedged production. At that time, the amount included in accumulated other comprehensive income (loss) related to the production sold is included in production revenues. We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. Net losses relating to these hedging contracts in the three and nine months ended June 30, 2003 were $591,000 and $1.1 million, respectively.

         We set forth in the following table our natural gas hedge transactions in place as of June 30, 2003. A 10% variation in the market price of natural gas from its levels at June 30, 2003 would not have a material impact on our net assets, net earnings or cash flows.

                         Volumes of         Settlement Date        Weighted Average      Unrealized
Open Contracts        Natural Gas (Dth)       Quarter Ended         Price Per Dth          Losses
--------------        -----------------     ---------------        ----------------      ----------
     67                   201,000            September 2003           $  3.63            $  363,000

Real Estate Finance

         Portfolio Loans and Related Senior Liens. The following information is based on our loans that are not interest rate sensitive. During the nine months ended June 30, 2003, our outstanding loans receivable (to our interest) decreased $14.1 million (5%) to $283.2 million in the aggregate and the carried cost of our loans decreased $11.3 million (8%) to $137.6 million in the aggregate. The principal balance of related senior lien interests decreased $7.1 million (4%) to $195.2 million in the aggregate.

         Debt. The interest rates on our real estate and corporate revolving lines of credit and term loans are at the prime rate minus 1% for the outstanding balance of $6.4 million under our term loan at Hudson United Bank and at the prime rate for the outstanding $18.0 million and $5.0 million balances on our lines of credit at Sovereign Bank. These interest rates decreased during the nine months ended June 30, 2003 because the defined prime rate decreased. This defined rate was the "prime rate" as reported in The Wall Street Journal (4.25% at June 30, 2003). A hypothetical 10% change in the average interest rate applicable to these lines of credit would change our net income by approximately $104,000.

         We also have a $10.0 million term loan agreement. The loan bears interest at the three month LIBOR rate plus 350 basis points, adjusted annually. Principal and interest is payable monthly based on a five year amortization schedule maturing on October 31, 2006. At June 30, 2003, $6.6 million was outstanding on this loan at an interest rate of 4.9%. A hypothetical 10% change in the average interest rate applicable to this loan would change our net income by approximately $22,000.

Leasing

         In June 2002, LEAF Financial Corporation, our equipment-leasing subsidiary, entered into a $10.0 million secured revolving credit facility with National City Bank (NCB). The facility is due September 30, 2003, unless renewed. Outstanding loans bear interest at one of two rates, elected at LEAF's option: the lender's prime rate plus 200 basis points, or LIBOR plus 300 basis points. In May 2003, LEAF obtained a $10.0 million credit facility from Commerce Bank, under similar terms as the NCB facility, that expires in June 2004. As of June 30, 2003, the balances outstanding were $8.1 million and $6.5 million on the NCB and Commerce Bank credit facilities, respectively, at an average interest rate of 4.32%. A hypothetical 10% change in the average interest rate applicable to these facilities would change our net income by approximately $44,000.

Other

         We have a $5.0 million revolving line of credit with Commerce Bank. The facility expires in June 2004 and bears interest at one of two rates, elected at the borrower's option; the prime rate, or LIBOR plus 250 basis points. Each rate is subject to a floor of 5.5% and a ceiling of 9.0%. As of June 30, 2003, the balance outstanding was $5.0 million at an average rate of 5.5%. A hypothetical 10% change in the average interest rate on this facility would change our net income by approximately $19,000.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the last evaluation of our internal controls by our Chief Executive Officer and Chief Financial Officer.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In April 2003, the Company reached a settlement in the previously disclosed action filed in the U.S. District Court for the District of Oregon in July 2000 by the former chairman of TRM Corporation and his children against the Company, the Company's chief executive officer and a former director and officer pursuant to which the Company's total cost of the litigation will be approximately $1.2 million. The Company is pursuing a claim under its directors and officers insurance policy in connection with the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 22, 2003, the Company held its annual meeting of shareholders at which the following matters were voted on:

         1. Election of directors:

            a) Jonathan Z. Cohen

               FOR:                  14,997,407
               WITHHELD:              1,267,123

            b) John S. White

               FOR:                  15,749,452
               WITHHELD:                495,078

         2. Approval of amendment to the Company's 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan to modify the vesting provision thereof:

               FOR:                  15,089,670
               AGAINST:               1,128,660
               WITHHELD:                 26,200

         3. Approval of amendment to the Company's 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan to modify the vesting provision thereof:

               FOR:                  15,077,022
               AGAINST:               1,140,296
               WITHHELD:                 27,212

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               Exhibit No.   Description
               -----------   -----------

                   3.1       Restated Certificate of Incorporation of Resource America. (1)
                   3.2       Amended and Restated Bylaws of Resource America. (1)
                  10.1       Employment Agreement between Edward E. Cohen and Resource America, dated March 11, 1997. (2)
                  10.2       Indenture, dated as of July 22, 1997, between Resource America and The Bank of New York. (3)
                  10.3       Revolving Credit Loan Agreement dated July 27, 1999 by and between Resource America, Inc.
                             and Sovereign Bank. (4)
                  10.4       Revolving Credit Loan and Security Agreement, dated July 27, 1999, among Resource
                             Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc. Resource
                             Properties, XL, Inc. and Sovereign Bank. (4)
                  10.4(a)    Modification of Revolving Credit Loan and Security Agreement dated March 30, 2000. (4)
                  10.5       Employment Agreement between Steven J. Kessler and Resource America, dated October 5, 1999.(1)
                  10.6       Employment Agreement between Nancy J. McGurk and Resource America, dated October 5, 1999. (1)
                  10.7       Employment Agreement between Jonathan Z. Cohen and Resource America, dated October 5, 1999.
                             (4)
                  10.8       Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties
                             XXXII, Inc., Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource
                             Properties 51, Inc., Resource Properties, Inc., Resource America and Jefferson Bank (now
                             known as Hudson United Bank). (4)
                  10.9       Term Loan Agreement between Resource Properties, Inc. and Miller & Schroeder Investments
                             Corporation, dated November 15, 2000. (4)
                  10.10      Revolving Credit Agreement and Assignment between LEAF Financial Corporation and National
                             City Bank, and related guaranty from Resource America, Inc., dated June 11, 2002. (4)
                  10.11      Credit Agreement among Atlas America, Inc., Resource America, Inc., Wachovia Bank, National
                             Association, and other banks party thereto, dated July 31, 2002. (5)
                  10.12      Agreement between Resource Financial Fund Management, Inc. and 9 Henmar LLC, dated October
                             23, 2002. (5)
                  10.13      Credit Agreement among Atlas Pipeline Partners, L.P., Wachovia Bank, National Association,
                             and the other parties thereto, dated December 27, 2002. (7)
                  10.13(a)   Second Amendment to Credit Agreement, dated March 28, 2003. (13)
                  10.14      Settlement Agreement between Resource America, Inc., FLI Holdings, Inc., AEL Leasing Co.,
                             Inc. and Citibank, N.A., dated December 31, 2002. (7)
                  10.15      Agreement between Resource Financial Fund Management, Inc. and 9 Henmar LLC, dated January
                             30, 2003.
                  10.16      1997 Key Employee Stock Option Plan. (8)
                  10.17      1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan. (8)
                  10.17(a)   Amendment to Plan. (9)
                  10.18      1999 Key Employee Stock Option Plan. (10)
                  10.19      2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan. (11)
                  10.19(a)   Amendment to Plan. (9)
                  10.20      2002 Key Employee Stock Option Plan. (12)
                  10.21      Agreement between Resource Financial Fund Management, Inc. and 9 Henmar LLC, dated April 15,
                             2003. (13)

                  31.1       Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).
                  31.2       Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).
                  32.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                             Sarbanes-Oxley Act of 2002.
                  32.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                             Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

               During the quarter ended June 30, 2003, the Company filed two current reports on Form 8-K as follows:

               o We filed a Form 8-K dated May 8, 2003 regarding our earnings for the quarter ended March 31, 2003.

               o We filed a Form 8-K dated April 30, 2003 regarding the resignation of Dr. Alan Schreiber from the Company's Board of Directors effective April 30, 2003.

----------
(1) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and by this reference incorporated herein.
(3) Filed previously as an exhibit to our Registration Statement on Form S-4 (File No. 333-40231) and by this reference incorporated herein.
(4) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2000 and by this reference incorporated herein.
(5) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2002 and by this reference incorporated here.
(6) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 1999 and by this reference incorporated herein.
(7) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and by this reference incorporated herein.
(8) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30,, 1997 and by this reference incorporated herein.
(9)   Filed previously as an exhibit to our Definitive Proxy Statement on
      Schedule 14A for the 2003 annual meeting of stockholders and by this reference incorporated herein.
(10)  Files previously as an exhibit to our Definitive Proxy Statement on
      Schedule 14A for the 1999 annual meeting of stockholders and by this reference incorporated herein.
(11) Filed previously as an exhibit to our Registration Statement on Form S-8 (File No. 333-98507) and by this reference incorporated herein.
(12) Filed previously as an exhibit to our Registration Statement on Form S-8 (File No. 333-98505) and by this reference incorporated herein.
(13) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and by this reference incorporated herein.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RESOURCE AMERICA, INC.
                                            (Registrant)

Date:  August 14, 2003                      By:      /s/ Steven J. Kessler
                                                     ---------------------------
                                                     STEVEN J. KESSLER
                                                     Senior Vice President and
                                                     Chief Financial Officer

Date:  August 14, 2003                      By:      /s/ Nancy J. McGurk
                                                     ---------------------------
                                                     NANCY J. McGURK
                                                     Vice President-Finance and
                                                     Chief Accounting Officer