Form 10-K/A
period 2002-09-30
RESOURCE AMERICA INC
filed 2003-10-31
CIK 83402

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

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                        RESOURCE AMERICA, INC. AND SUBSIDIARIES
                                                 INDEX TO ANNUAL REPORT
                                                     ON FORM 10-K/A

PART I                                                                                                           Page
                                                                                                                 -----
     Item 1:    Business..................................................................................      2 - 26
     Item 2:    Properties................................................................................     27 - 30
     Item 3:    Legal Proceedings.........................................................................          31
     Item 4:    Submission of Matters to a Vote of Security Holders.......................................          31

PART II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.....................          32
     Item 6:    Selected Financial Data...................................................................          33
     Item 7:    Management's Discussion and Analysis of Financial Condition
                    and Results of Operation..............................................................     34 - 53
     Item 7A:   Quantitative and Qualitative Disclosures about Market Risk................................     54 - 59
     Item 8:    Financial Statements and Supplementary Data...............................................    60 - 102
     Item 9:    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................................................         102

PART III
     Item 10:   Directors and Executive Officers of the Registrant........................................         103
     Item 11:   Executive Compensation....................................................................         103
     Item 12:   Security Ownership of Certain Beneficial Owners and Management............................         103
     Item 13:   Certain Relationships and Related Transactions............................................   103 - 106
     Item 14:   Controls and Procedures...................................................................         107

PART IV
     Item 15:   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   107 - 109

SIGNATURES................................................................................................         110

                                     PART I

ITEM 1.  BUSINESS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE REGISTRANT'S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE REGISTRANT'S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN FORWARD-LOOKING STATEMENTS. IN OUR ENERGY BUSINESS, THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, LACK OF REVENUES, COMPETITION, NEED FOR ADDITIONAL CAPITAL, RISKS ASSOCIATED WITH EXPLORING, DEVELOPING, AND OPERATING OIL AND NATURAL GAS WELLS, AND FLUCTUATIONS IN THE MARKET FOR NATURAL GAS AND OIL. IN REAL ESTATE, THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, RISKS OF LOAN DEFAULTS AND ADEQUACY OF OUR PROVISION FOR LOSSES AND ILLIQUIDITY OF OUR PORTFOLIO.

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

-------------
(1) We value our managed energy assets as the sum of the PV-10 value, as of September 30, 2002, of the proved reserves owned by us and the investment partnerships and other entities whose assets we manage, plus the book value, as of September 30, 2002, of the totals assets of Atlas Pipeline Partners, L.P., a publicly traded (AMEX: APL) natural gas pipeline master limited partnership of which we are the general partner and principal owner.
(2) We value our managed real estate assets as the sum of the amount of our outstanding loan receivables plus the book value of our interests in real estate ventures as of September 30, 2002.
(3) We value our financial services assets as the sum of book values of equipment held by equipment leasing investment partnerships we managed as of September 30, 2002, and the cost of securities acquired by a venture which we co-manage that acquired trust preferred securities of regional banks and bank holding companies.

         Energy. Our energy operations focus on the development, production and transportation of natural gas and, to a lesser extent, oil in the Appalachian Basin. While we have been involved in the energy industry since 1976, we began to expand our energy operations during fiscal 1999. We have funded our development and production operations primarily by sponsoring drilling investment partnerships. Since the beginning of fiscal 1999 through September 30, 2002, we have raised approximately $149.0 million in 13 separate drilling investment partnerships. During that period, we drilled 815 gross wells in the Appalachian Basin and completed approximately 99% as producing wells. We, and our drilling investment partnerships, own interests in approximately 5,000 wells, 85% of which we operate. At September 30, 2002, proved reserves net to our interest were approximately 134.5 Bcfe (4) with a PV-10 value (5) of $132.5 million and a standardized measure value (6) of $104.1 million. Of these reserves, 92% were natural gas and 71% were classified as proved developed reserves. At September 30, 2002, we managed an additional 182.6 Bcfe of proved reserves with a PV-10 value of $199.9 million for our drilling partnerships and others. Of these reserves, 88% are natural gas, substantially all of which are classified as proved developed reserves. As of September 30, 2002, we had an acreage position of approximately 488,000 gross (407,000 net) acres, of which 223,000 gross (213,000 net) acres were undeveloped. We have identified over 400 potential drilling locations on our acreage, of which 276 are classified as proved undeveloped locations.

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

         Financial Services. Our financial services operations currently focus on managing investment partnerships that invest in equipment leasing and entities that invest in trust preferred securities of small to mid-size regional banks and their holding companies.

----------------------
(4) "Mcfe," "Mmcfe" and "Bcfe" mean thousand cubic feet equivalent, million cubic feet equivalent and billion cubic feet equivalent, respectively. Natural gas volumes are converted to barrels or "Bbls", of oil equivalent using the ratio of six thousand cubic feet, or "Mcf" of natural gas to one Bbl of oil and are stated as the official temperature and pressure bases of the area in which the reserves are located.

(5) "PV-10 value" means, in accordance with SEC guidelines, the estimated future net cash flow to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. This amount is calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property or non-production related expenses such as general administrative expenses, debt service or future income tax expense, or to depreciation, depletion and amortization.

(6) "Standardized measure value" means the estimated future net cash flows to be generated from the production of proved reserves less a 10% discount. This amount is calculated using year-end prices, adjusted for only fixed and determinable increases in natural gas prices provided by contractual arrangements. Future net cash flows are reduced by estimated future costs to develop and produce the proved reserves, based on year-end cost levels. See Note 17 to our Consolidated Financial Statements.

         We manage equipment leasing assets through a company we acquired in 1995 that acts as the general partner and manager of four public equipment leasing partnerships. We intend to develop our equipment leasing operations through the sponsorship of new equipment leasing partnerships. We are the sponsor of one public equipment leasing partnership, Lease Equity Appreciation Fund I, L.P., which is currently in the offering stage. Previously, in 1996, we had started a proprietary equipment leasing business, Fidelity Leasing, Inc., which, by 2000, held over $600 million in equipment leasing assets. On August 1, 2000, we sold Fidelity Leasing to European American Bank, a subsidiary of ABN AMRO Bank, N.V., for $583 million, including assumption of debt of $431 million, subject to certain indemnification obligations. For information on the status of these obligations, refer to "Discontinued Operation and Effect of Change in Accounting Principle."

         We manage trust preferred securities assets through a limited liability company of which we are a 50% owner. The limited liability company manages a trust preferred securities portfolio owned by another limited liability company, Trapeza CDO I, LLC, that issues collateralized debt obligations secured by that portfolio. We also are the 50% owner of the general partner of, and have invested $2.8 million in a limited partnership that acquired the equity interest of Trapeza CDO I. We are the co-sponsor, with a third party, of a second trust preferred securities investment similar to the first, Trapeza CDO II, LLC, which is currently in the offering stage.

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

         Natural Gas and Oil Properties. For information concerning our natural gas and oil properties, including the number of wells in which we have a working interest, production, reserve and acreage information and information concerning future dismantlement, restoration, reclamation and abandonment costs and salvage values, see Item 2, "Properties - Energy."

         Natural Gas Hedging. Pricing for gas and oil production has been volatile and unpredictable for many years. To hedge exposure to changing natural gas prices we use both physical and financial hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for expected production volumes. This allows us to forecast future earnings within a predictable range. For the fiscal year ended September 30, 2002, approximately 38% of produced volumes were sold in this manner. For the fiscal year ending September 30, 2003, we estimate that in excess of 53% of our produced natural gas volumes will be sold in this manner, leaving the remaining 47% of our produced volumes to be sold at contract prices in the month produced at spot market prices. For information concerning our natural gas hedging, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk - Energy - Commodity Price Risk."

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

         Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil, and pipelines, can be liable for fines, penalties and clean-up costs for pollution caused by the wells or the pipelines. Moreover, the owners' or operators' liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. Natural gas pipelines are also subject to safety regulation under the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Act of 1992 which, among other things, dictate the type of pipeline, quality of pipeline, depth, and methods of welding and other construction-related standards. State public utility regulators in New York, Ohio and Pennsylvania have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

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

         Because our loans typically were not performing in accordance with the original terms when we acquired them, they generally are subject to forbearance agreements that defer foreclosure or other action so long as the borrower meets the terms of the forbearance agreement. Generally, our forbearance agreements require:

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

         As a result of the requirement that borrowers retain a property management firm acceptable to us, Brandywine has assumed responsibility for supervisory and, in many cases, day-to-day management of the underlying properties with respect to substantially our entire portfolio loans as of September 30, 2002. In seven instances, the president of Brandywine Construction & Management, or an entity affiliated with him, has also acted as the general partner, president or trustee of the borrower.

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



                                                                                              Fiscal                      Value
                                                                                               Year      Outstanding   of Property
     Loan       Type of                                                                        Loan          Loan       Underlying
    Number      Property          Location                      Seller/Originator            Acquired   Receivable (1)   Loan (2)
    ------      --------          --------                      -----------------            ---------  -------------- -----------
Office Properties
005 (25)        Office            Pennsylvania      Shawmut Bank (9)                            1993     $ 10,549,861  $  1,700,000
014 (10)        Office            Washington, D.C.  Nomura/Cargill/Eastdil Realty (10)          1995       21,811,605    14,300,000
020 (24)        Office            New Jersey        Cargill/Eastdil Realty (10)                 1996        8,543,846     4,700,000
026 (12)        Office            Pennsylvania      The Metropolitan Fund/First Trust Bank      1997       10,897,041     4,700,000
029 (12)        Office            Pennsylvania      Castine Associates, L.P. (13)               1997        9,685,101     4,075,000
035 (12) (14)   Office            Pennsylvania      Hudson United Bank (9)                      1997        2,798,354     2,900,000
036             Office            North Carolina    Union Labor Life Insurance Co.              1997        5,786,070     4,150,000
044 (16)        Office            Washington, D.C.  Dai-Ichi Kangyo Bank                        1998      112,068,860    98,500,000
046             Office            Pennsylvania      First Union Bank (9)                        1998        6,000,000     5,300,000
049 (17)        Office            Maryland          Bre/Maryland                                1998      110,406,241    99,000,000
053 (18)        Office            Washington, D.C.  Sumitomo Bank, Limited                      1999      132,211,326    86,700,000
                                                                                                         ------------  ------------
     Office Totals                                                                                       $430,758,305  $326,025,000
                                                                                                         ------------  ------------
Multifamily Properties
001 (19)        Multifamily       Pennsylvania      Alpha Petroleum Pension Fund             1991&99     $ 10,817,964  $  5,500,000
015             Condo/Multifamily North Carolina    First Bank/ SouthTrust Bank              1995&97        5,859,330     5,917,000
022             Multifamily       Pennsylvania      FirsTrust FSB                               1996        6,311,117     5,200,000
024             Multifamily       Pennsylvania      U.S. Dept. of Housing and Urban             1996        3,242,364     3,800,000
                                                    Development
028             Condo/Multifamily North Carolina    First Bank/South Trust Bank                 1997          585,454       498,500
031             Multifamily       Connecticut       John Hancock Mutual Life Ins. Co.           1997       12,145,530    12,500,000
032             Multifamily       New Jersey        John Hancock Mutual Life Ins. Co.           1997       14,029,158    14,300,000
034             Multifamily       Pennsylvania      Resource America, Inc.                      1997          477,148       650,000
037 (20)        Multifamily       Florida           Howe, Soloman & Hall Financial, Inc.        1997        7,754,166     3,550,000
041             Multifamily       Connecticut       J.E. Roberts Companies                      1998       20,974,000    22,600,000
050             Multifamily       Illinois          J.E. Roberts Companies                      1998       55,327,984    24,000,000
                                                                                                         ------------  ------------
     Multifamily Totals                                                                                  $137,524,215  $ 98,515,500
                                                                                                         ------------  ------------
Commercial Properties
007 (12)    Single User/Retail    Minnesota         Prudential Insurance, Alpha Petroleum       1993     $  5,772,632  $  2,300,000
                                                    Pension Fund
013         Single                California        California Federal Bank                     1994        2,627,761     2,700,000
(12)(21)    User/Commercial
017         Single User/Retail    West Virginia     Triester Investments (9)                    1996        1,628,955     1,900,000
(12)(22)
018         Single User/Retail    California        Emigrant Savings Bank/ Walter R. Samuels    1996        3,207,264     6,800,000
                                                    & Jay Furman
033         Single User/Retail    Virginia          Brambilla, LTD                           1997&99        5,068,593     2,700,000
                                                                                                         ------------  ------------
     Commercial Totals                                                                                   $ 18,305,205  $ 16,400,000
                                                                                                         ------------  ------------
Hotel Properties
025           Hotel/Commercial    Georgia           Bankers Trust Co.                           1997     $  8,475,535  $ 10,172,500
030           Hotel               Nebraska          CNA Insurance                               1997       13,962,666     6,300,000
                                                                                                         ------------  ------------
     Hotel Totals                                                                                        $ 22,438,201  $ 16,472,500
                                                                                                         ------------  ------------
Other Loan Receivable (24)

              Condo/Multifamily   Pennsylvania      Resource America, Inc.                      2001     $  1,009,600  $        N/A
                                                                                                         ------------  ------------
     Other Loan Receivables Total                                                                        $  1,009,600  $        N/A
                                                                                                         ------------  ------------

                                                           Balance as of September 30, 2002              $610,035,526  $457,413,000
                                                                                                         ============  ============

                                                                                                                      Maturity
                                                                                                                      of Loan/
                                                                                                 Resource America's  Expiration
                       Ratio of Cost                                                              Net Interest in        of
      Cost of         of Investment to     Third Party            Net            Carried Cost     Outstanding Loan   Forbearance
   Investment(3)      Appraised Value        Liens(4)         Investment(5)    of Investment(6)    Receivable(7)    Agreement(8)
   -------------      ---------------       ----------        -------------    ----------------   ----------------- ------------
   $   1,746,910            103%          $          -        $   1,746,910      $  1,909,093       $ 10,549,861       10/07/02
      12,577,052             88%             6,142,737            6,090,052         8,223,645         15,668,868       11/30/98(11)
       3,329,628             71%             2,284,683              767,628         2,321,920          6,259,163       02/07/01(11)
       2,879,651             61%             2,021,829              647,958         2,539,253          8,875,213       09/30/03
       3,109,074             76%                    -               484,074         3,898,569          9,685,101       07/01/02(11)
       1,845,970             64%             1,687,372(15)           95,970           979,880          1,110,982       09/25/02(11)
       3,089,740             74%             1,684,057(15)        1,339,740         2,337,719          4,102,013       12/31/11
      95,589,983             97%            66,530,920           21,472,128        36,062,577         45,537,940       08/01/08
       4,093,597             77%                     -            4,093,597         4,172,509          6,000,000       09/30/14
      90,576,248             91%            58,416,000           30,576,248        38,655,862         51,990,241       04/01/11
      80,236,411             93%            63,923,149           15,236,411        23,014,794         68,288,176       01/15/06
   -------------                          ------------        -------------      ------------       ------------
   $ 299,074,264                          $202,690,747        $  82,550,716      $124,115,821       $228,067,558
   -------------                          ------------        -------------      ------------       ------------

   $   5,841,392            106%          $          -        $   5,841,392      $  6,056,579       $ 10,817,964       08/01/21
       2,275,408             38%             2,861,608             (724,592)        2,712,999          2,997,722       03/23/09
       2,471,782             48%             3,343,363             (963,218)          974,815          2,967,754       05/03/29
       2,743,296             72%             2,373,444              424,546           775,554            868,920       11/01/22
         451,511             91%                     -              451,511           484,345            585,454       03/23/09
       4,788,642             38%             8,977,893           (4,586,358)        1,384,044          3,167,637       10/14/14
       7,404,156             52%                      -           1,404,156        12,291,391         14,029,158       09/01/05
         415,700             64%                      -             415,700           471,179            477,148       10/01/02
       2,868,614             81%                     -            2,868,614         3,346,231          7,754,166       06/01/10
      14,736,584             65%            13,655,075              636,584         7,289,442          7,318,925       01/01/09
      19,916,397             83%            14,987,960            4,566,397         9,572,492         40,340,024       09/30/09
   -------------                          ------------        -------------      ------------       ------------
   $  63,913,482                          $ 46,199,343        $  10,334,732      $ 45,359,071       $ 91,324,872
   -------------                          ------------        -------------      ------------       ------------

   $   1,544,709             67%          $  1,796,036        $    (554,291)     $  1,044,472       $  3,976,596       12/31/14
       1,704,549             63%             2,273,000(15)         (543,451)          130,415            354,761       12/21/04
         906,542             48%               960,958(15)          (93,458)          643,087            667,997       12/31/16
       2,584,498             38%             1,969,000              615,498         1,135,780          1,238,264       12/01/00(11)

       2,478,353             92%             1,571,279(15)          678,353         1,161,072          3,497,314       02/01/21
   -------------                          ------------        -------------      ------------       ------------
   $   9,218,651                          $  8,570,273        $     102,651      $  4,114,826       $  9,734,932
   -------------                          ------------        -------------      ------------       ------------

   $   7,263,020             71%          $    875,000(23)    $   6,388,020      $  8,425,668       $  7,600,535       12/31/15
       5,845,737             93%             2,400,000(15)        3,445,737         4,516,621         11,562,666       09/30/02(11)
   -------------                          ------------        -------------      ------------       ------------
   $  13,108,757                          $  3,275,000        $   9,833,757      $ 12,942,289       $ 19,163,201
   -------------                          ------------        -------------      ------------       ------------

   $   1,009,600            N/A           $        N/A        $   1,009,600      $  1,009,600       $  1,009,600       09/28/06
   -------------                          ------------        -------------      ------------       ------------
   $   1,009,600                          $        N/A        $   1,009,600      $  1,009,600       $  1,009,600
   -------------                          ------------        -------------      ------------       ------------

   $ 386,324,754                          $260,735,363        $ 103,831,456      $187,541,607       $349,300,163
   =============                          ============        =============      ============       ============

                                       12

-------------
 (1) Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest at September 30, 2002.

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

 (9) Successor by merger to the seller as follows:

         Loan Number      Seller                     Successor
         -----------      ------                     ---------
         Loan 005         People's Bank              Shawmut Bank

         Loan 017         Triester Elkins West K.    Triester Investments
                          Corp.

         Loan 035         Jefferson Bank             Hudson United Bank

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

                                                       Average Monthly       Average Monthly
                                                          Interest              Principal
                                                       Payment on Debt       Payment on Debt     Average Monthly
                                Average Monthly          Service on            Service on           Cash Flow
                Loan               Cash Flow           Refinancing or        Refinancing or      (Deficit) after    Cash Flow
               Number          from Property(1)    Senior Lien Interests  Senior Lien Interests    Debt Service     Coverage
               ------          ----------------    ---------------------  ---------------------    ------------     --------
Office
------
                005              $      1,337        $           -           $         -          $      1,337          N/A
                014                    88,881               44,510                18,223                26,148         1.42
                020                    42,254               17,903                 1,624                22,727         2.16
                026                    31,666               17,694                 3,906                10,066         1.47
                029                    26,459                    -                     -                26,459          N/A
                035                    24,176               14,408                 1,494                 8,274         1.52
                036                    32,182               14,396                 1,506                16,280         2.02
                044                   605,007              389,013                67,088               148,906         1.33
                046                    40,810                    -                     -                40,810          N/A
                049                   504,639              378,000                72,000                54,639         1.12
                053                   822,568              662,671                37,923               121,974         1.17
                                 ------------        -------------           -----------          ------------
            Office Totals        $  2,219,979        $   1,538,595           $   203,764          $    477,620         1.27
                                 ============        =============           ===========          ============
Multifamily
-----------

                001              $     30,040        $           -           $         -          $     30,040          N/A
                015&028(2)             23,336               19,995                 3,680                  (339)        0.99
                022                    32,134               22,045                 2,623                 7,466         1.30
                024                    25,926               15,804                 2,158                 7,964         1.44
                031                    81,517               60,034                10,901                10,582         1.15
                032                    84,583                    -                     -                84,583          N/A
                034                     3,932                    -                     -                 3,932          N/A
                037                    28,430                    -                     -                28,430          N/A
                041                   136,667               86,115                13,490                37,062         1.37
                050                   155,385              100,854                11,137                43,394         1.39
                                 ------------        -------------           -----------          ------------
         Multifamily Totals      $    601,950        $     304,847           $    43,989          $    253,114         1.73
                                 ============        =============           ===========          ============
Commercial
----------

                007              $     20,400        $      14,423           $     5,977          $          -         1.00
                013                    34,271               11,365                     -                22,906         3.02
                017                    10,690                8,142                   945                 1,603         1.18
                018(3)                 26,443               13,034                     -                13,409         2.03
                033                    21,940               14,258                 5,084                 2,598         1.13
                                 ------------        -------------           -----------          ------------
          Commercial Totals      $    113,744        $      61,222           $    12,006          $     40,516         1.55
                                 ============        =============           ===========          ============
Hotel
-----

                025              $     76,494        $       7,292           $         -          $     69,202        10.49
                030                         -               12,300                     -               (12,300)         N/A
                                 ------------        -------------           -----------          ------------
            Hotel Totals         $     76,494        $      19,592           $         -          $     56,902         3.90
                                 ============        =============           ===========          ============
Other Loan Receivables
----------------------
                                 $     20,641        $           -           $         -          $     20,641          N/A
                                 ------------        -------------           -----------          ------------
            Other Totals         $     20,641        $           -           $         -          $     20,641
                                 ============        =============           ===========          ============
               Totals            $  3,032,808        $   1,924,256           $   259,759          $    848,793         1.39
                                 ============        =============           ===========          ============

------------
(1) "Cash flow" as used in this table is that amount equal to the revenues from property operations less operating expenses, including real estate and other taxes pertaining to the property and its operations, and before depreciation, amortization and capital expenditures.

(2) The properties underlying loans 15 and 28 are different condominium units in the same building and, accordingly, are combined for cash flow purposes.

(3) Includes one-twelfth of an annual payment of $120,000 received in December of each year.

          Investments in Real Estate. In fiscal 1999, we became the owner of a hotel property in Savannah, Georgia as a result of receiving a deed-in-lieu of foreclosure. Our carrying cost in this property was $4.3 million at September 30, 2002. Also in fiscal 1999, the borrower with respect to an office property and parking garage in Philadelphia, Pennsylvania in which we have our executive offices, exercised its right to satisfy its loan by paying us $29.6 million in cash and giving us 50% equity interests in the two properties. Our carrying cost in these properties was $10.1 million at September 30, 2002. In fiscal 2002, we invested in three limited partnerships which purchased properties adjacent to these properties. Our carrying cost for the partnership interests was $2.7 million at September 30, 2002.

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

         We record our investments in real estate loans at cost, which is discounted significantly from the stated principal amount plus accrued interest and penalties on the loans. We refer to the stated principal, accrued interest and penalties as the face value of the loan. The discount from face value, as adjusted to give effect to refinancings and sales of senior lien interests, totaled $165.2 million, $150.7 million and $156.5 million at September 30, 2002, 2001 and 2000, respectively. We review the carrying value of each of our loans quarterly to determine whether it is greater than the sum of the future projected cash flows. Because of our knowledge of the underlying properties, our monitoring of and influence over their respective operating budgets and, for most properties, management of the property by our affiliate, Brandywine Construction and Management, we believe that we can reasonably estimate the amount and timing of our probable collections from the underlying properties. For a discussion of our involvement with the properties underlying our loans, see "Real Estate Finance-General." If we determine that carrying value is greater, we provide an appropriate allowance through a charge to operations. In establishing our allowance for possible losses, we also consider the historic performance of our loan portfolio, characteristics of the loans and their underlying properties, industry statistics and experience regarding losses in similar loans, payment history on specific loans as well as general economic conditions in the United States, in the borrower's geographic area or in the borrower's or its tenants' specific industries.

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

         In determining our allowance for possible losses related to our real estate loans, we consider general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans. The value of loans may also be affected by factors such as the cost of compliance with regulations and liability under applicable environment laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, we continuously monitor collections and payments from our borrowers and maintain an allowance for estimated losses based upon our historical experience and our knowledge of specific borrower collection issues identified. We reduce our investment in real estate loans by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or venture or general to all loans.

         We have also adopted the cost recovery method for certain loans due to unanticipated events such as the loss of a major tenant of an underlying property, the declaration of bankruptcy and voiding of the lease by a sole tenant and, for a hotel property underlying a loan, the severe effects of the post-9/11 travel slump.

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

         We own a 50% interest in Trapeza Funding, LLC, an entity that acts as the general partner of Trapeza Partners L.P. ("Trapeza Partners"), which sponsored and invested in the equity interests of Trapeza CDO I, LLC, an issuer of collateralized debt obligations. The collateralized debt obligations are supported by a pool of trust preferred securities issued by trusts affiliated with, and whose preferred securities are guaranteed by, banks and other financial institutions. We also own a 50% interest in Trapeza Capital Management, LLC, the collateral manager of Trapeza CDO. We will receive collateral management fees from Trapeza CDO and administrative fees for managing Trapeza Partners, in addition to the return on our limited partner investment. We will also receive a 20% carried interest in the limited partnership. In June 2002, Trapeza Partners raised $27.4 million from investors, including $2.8 million from us and a like amount from the other owner of Trapeza Funding. In November 2002, Trapeza CDO sold $330.0 million of its collateralized debt obligations. In addition to making an equity investment in the limited partnership, we provided it with a $5.0 million bridge loan to facilitate the CDO issuer's purchase of trust preferred securities. We have developed a second investment partnership, Trapeza Partners II, L.P., to sponsor and purchase equity interests in another newly-created CDO issuer, Trapeza CDO II, LLC, which is in its offering stage. We may develop similar investment partnerships in the future.

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

                       Investor Relations
                       Resource America, Inc.
                       1845 Walnut St., Suite 1000
                       Philadelphia, PA 19103
                       (215) 546-5005

Risk Factors

         Statements made by us in written or oral form to various persons, including statements made in filings with the SEC that are not strictly historical facts are "forward-looking" statements that are based on current expectations about our business and assumptions made by management. These statements are subject to risks and uncertainties that exist in our operations and business environment that could result in actual outcomes and results that are materially different than predicted. The following includes some, but not all, of those factors or uncertainties:

                                     General

         Interest rate increases will increase our interest costs under our eight credit facilities as well as interest costs relating to some of the senior lien interests encumbering our portfolio loans. This could have material adverse effects, including reduction of net revenues for both our energy and real estate finance operations.

                      Risks Relating to Our Energy Business

         Our future financial condition, results of operations and the value of our natural gas and oil properties will depend upon market prices for natural gas and oil. Natural gas and oil prices historically have been volatile and will likely continue to be volatile in the future. Natural gas and oil prices we received in fiscal 2002 were significantly lower than the average prices we received during fiscal 2001 while prices we have received thus far in fiscal 2003 have been higher than the average prices we received in fiscal 2002. Prices for natural gas and oil are affected by many factors, over which we have no control, including:

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

         o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil prices and production controls; and

         o    the overall economic environment.

         These factors and the volatility of the energy markets make it extremely difficult for us to predict future oil and gas price movements with any certainty. Price fluctuations can materially adversely affect us because:

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

         Well blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks are inherent operating hazards for us. The occurance of any of these hazards could result in substantial losses to us. In addition, we may be liable for environmental damage caused by previous owners of properties purchased or leased by us. As a result, we may incur substantial liabilities to third parties or governmental entities. In accordance with customary industry practices, we maintain insurance against some, but not all, of such risks and losses. Pollution and environmental risks generally are not fully insurable. We may elect to self-insure if we believe that insurance, although available, is excessively costly relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could reduce our revenues and the value of our assets.

         The amount of recoverable natural gas and oil reserves may vary significantly from well to well. We may drill wells that, while productive, do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The geologic data and technologies we use do not allow us to know conclusively prior to drilling a well that natural gas or oil is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Further, our drilling operations may be curtailed, delayed or cancelled as a result of many factors, including:

         o    unexpected drilling conditions;

         o    title problems;

         o    pressure or irregularities in formations;

         o    equipment failures or accidents;

         o    adverse weather conditions;

         o    environmental or other regulatory concerns; and

         o costs of, or shortages or delays in the availability of, drilling rigs and equipment.

         We base our estimates of our proved natural gas and oil reserves and future net revenues from those reserves upon analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. Our properties also may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

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

         Under current federal tax laws, there are tax benefits to investing in drilling partnerships such as ours, including deductions for intangible drilling costs and depletion deductions. Changes to federal tax laws that reduce or eliminate these benefits may make investment in our drilling partnerships less attractive and, thus, reduce our ability to obtain funding from this significant source of capital.

         We operate in a highly competitive environment, competing with major integrated and independent energy companies for desirable oil and gas properties, as well as for the equipment, labor and materials required to develop and operate such properties. Many of our competitors have financial and technological resources substantially greater than ours. We may incur higher costs or be unable to acquire and develop desirable properties at costs we consider reasonable because of this competition.

         Under our agreements with Atlas Pipeline Partners, we are required to pay transportation fees for natural gas produced by our drilling partnerships and certain unaffiliated producers. Many of our transportation arrangements with our existing drilling partnerships and unaffiliated producers require them to pay us lesser fees than those we pay to Atlas Pipeline Partners. For the year ended September 30, 2002, the difference between the fees we paid to Atlas Pipeline Partners, net of reimbursements and distributions to us from our general and limited partner interests in it, exceeded the amount we received by $6.5 million.

         We currently serve as the managing general partner of 84 energy partnerships. As general partner, we are contingently liable for the obligations of these partnerships to the extent that these obligations cannot be repaid from program assets or insurance proceeds.

         Federal, state and local authorities extensively regulate our drilling and production activities, including the drilling of wells, the spacing of wells, the use of pooling of oil and gas properties, environmental matters, safety standards, production limitations, plugging and abandonment, and restoration. These laws are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. If we do not comply with these laws, we may incur substantial penalties. The overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability.

         Our operations are subject to complex and constantly changing environmental laws adopted by federal, state and local governmental authorities. We could face significant liabilities to the government and third parties for discharges of natural gas, oil or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigation, litigation and remediation. For a discussion of the environmental laws that affect our operations see "Business-Energy-Environmental and Safety Regulation".

       Risks Relating to Our Real Estate and Financial Services Businesses

         The primary or sole source of recovery for our real estate loans is typically the underlying real property. Accordingly, the value of our loans depends upon the value of that real property. Many of the properties underlying our portfolio loans, while income producing, do not generate sufficient revenues to pay the full amount of debt service required under the original loan terms or have other problems. There may be a higher risk of default with these loans as compared to conventional loans. Loan defaults will reduce our current return on investment and may require us to become involved in expensive and time-consuming bankruptcy, reorganization or foreclosure proceedings.

         Our loans typically provide payment structures other than equal periodic payments that retire a loan over its specified term, including structures that defer payment of some portion of accruing interest, or defer repayment of principal, until loan maturity. Where a borrower must pay a loan balance in a large lump sum payment, its ability to satisfy this obligation may depend upon its ability to obtain suitable refinancing or otherwise to raise a substantial cash amount, which we do not control. In addition, lenders can lose their lien priority in many jurisdictions, including those in which our existing loans are located, to persons who supply labor or materials to a property. For these and other reasons, the total amount which we may recover from one of our loans may be less than the total amount of the loan or our cost of acquisition.

         Declines in real property values generally and/or in those specific markets where the properties underlying our portfolio loans are located could affect the value of and default rates under those loans. Properties underlying our loans may be affected by general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors beyond our control. The value of real properties may also be affected by factors such as the cost of compliance with, and liability under, environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Operating and other expenses of properties, particularly significant expenses such as real estate taxes, insurance and maintenance costs, generally do not decrease when revenues decrease and, even if revenues increase, operating and other expenses may increase faster than revenues.

         Many of our portfolio loans are junior lien obligations. Subordinate lien financing carries a greater credit risk, including a substantially greater risk of nonpayment of interest or principal, than senior lien financing. If we or any senior lender forecloses on a loan, we will be entitled to share only in the net foreclosure proceeds after payment to all senior lenders. It is therefore possible that we will not recover the full amount of a foreclosed loan or the amount of our unrecovered investment in the loan.

         At September 30, 2002, our allowance for possible losses was $3.5 million, which represents 1.7% of the book value of our loan portfolio. We cannot assure you that this allowance will prove to be sufficient to cover future losses, or that future provisions for loan losses will not be materially greater than those we have recorded to date. Losses that exceed our allowance for losses, or an increase in our provision for losses, could materially reduce our earnings.

         Our loans typically do not conform to standard loan underwriting criteria. Many of our loans are subordinate loans. As a result, our loans are relatively illiquid investments. We may be unable to vary our portfolio in response to changing economic, financial and investment conditions.

         The existence of hazardous or toxic substances on a property will reduce its value and our ability to sell the property in the event of a default in the loan it underlies. Contamination of a real property by hazardous substances or toxic wastes not only may give rise to a lien on that property to assure payment of the cost of remediation, but also can result in liability to us as lender, investor or, if we assume ownership or management, owner or operator, for that cost regardless of whether we know of, or are responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses to remediate contaminated properties and may materially limit use of these properties. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

         Our income from our real estate operations includes accretion of discount, which is a non-cash item. For a discussion of accretion of discount, see "Business - Real Estate Finance - Accounting for Discounted Loans." For the years ended September 30, 2002, 2001 and 2000, accretion of discount, net of collection of interest, was $3.2 million, $5.9 million, and $5.8 million, respectively. We accrete income on a loan to a maximum amount equal to the difference between our cost basis in the loan and the present value of the estimated cash flows from the property underlying the loan. If the actual cash flows from the property are less than our estimates, or if we reduce our estimates of cash flows, our earnings may be adversely affected. Moreover, if we sell a loan, or foreclose upon and sell the underlying property, and the amount we receive is less than the amount of our investment plus the amount of the accreted discount, we will recognize an immediate charge to our allowance for losses or, if that amount is insufficient to absorb the shortfall and provide for possible losses on remaining real estate investments, our statement of operations.

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

         In addition, the property owners have obtained senior lien financing with respect to loans 15, 22, 44, 49, and 53 in the table under "Loan Status." The senior loans are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These exceptions relate principally to the following:

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

         In addition, if one or more of these contingencies were to occur, we may not have sufficient funds to pay them and, in order to meet our obligations, may have to sell assets at times and for prices that are disadvantageous to us.

          We are involved in a dispute with the purchaser of our former proprietary equipment leasing subsidiary, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations and Cumulative Effect of a Change in Accounting Principle." We are in discussions with the purchaser to settle that dispute. The amount of the final settlement, if any, may significantly exceed the amount we have reserved. If the settlement does exceed the reserve amount, the excess will be a charge against our earnings.

         Subsidiaries of ours currently serve as general partners of five public equipment leasing partnerships, including one in the offering stage, a private real estate investment partnership in the offering stage and two private partnerships that have invested and will invest in issuers of debt obligations collateralized by trust preferred securities, one of which is in the offering stage. We intend to develop further investment partnerships for which we will act a as general partner. As a general partner, we are contingently liable for the obligations of these partnerships to the extent that their obligations cannot be repaid from partnership assets or insurance proceeds.

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

                                                                                                        Average
                                             Production                 Average Sales Price            Production
                                      -------------------------        -----------------------          Cost per
Fiscal Year                           Oil (Bbls)      Gas (Mcf)        per Bbl     per Mcf (3)        Mcfe (1) (2)
-----------                           ----------      ---------        -------     -----------        ------------
2002..........................         172,750        7,117,276         $20.45         $3.56                $.82
2001..........................         177,437        6,342,667         $25.56         $5.04                $.84
2000..........................         195,974        6,440,154         $24.50         $3.15                $.95

-----------------
(1) Oil production is converted to Mcfe at the rate of six Mcf per Bbl.

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

         Productive wells. The following table sets forth information as of September 30, 2002 regarding productive natural gas and oil wells in which we have a working interest:

                                         Number of Productive Wells
                                         --------------------------
                                         Gross (1)         Net (1)
                                         ---------         -------
Oil wells............................        264              215
Gas wells............................      4,225            2,295
                                           -----            -----
     Total...........................      4,489            2,510
                                           =====            =====

------------
(1) Includes our equity interest in wells owned by 84 investment partnerships for which we serve as general partner and various joint ventures. Does not include our royalty or overriding interests in 601 other wells.

         Developed and Undeveloped Acreage. The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of September 30, 2002. The information in this table includes our equity interest in acreage owned by drilling partnerships sponsored by us.

                                                       Developed Acreage                      Undeveloped Acreage
                                                    ------------------------                 ----------------------
                                                     Gross            Net                     Gross           Net
                                                    -------          -----                   -------         -----
Arkansas......................................         2,560             403                        -             -
Kansas........................................           160              20                        -             -
Kentucky......................................           924             462                   12,952         6,476
Louisiana.....................................         1,819             206                        -             -
Mississippi...................................            40               3                        -             -
New York......................................        20,439          15,620                   11,975        11,975
Ohio..........................................       141,031         108,866                   70,895        67,459
Oklahoma......................................         4,323             468                        -             -
Pennsylvania..................................        87,873          67,103                  119,959       119,959
Texas.........................................         4,520             329                        -             -
Utah..........................................           160              37                    7,073         1,189
West Virginia.................................         1,077             539                        -         5,492
Wyoming.......................................             -               -                      80             80
                                                     -------         -------                  -------       -------
                                                     264,926         194,056                  222,934       212,630
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

                                Exploratory  Wells                                    Development Wells
                      ---------------------------------------              ---------------------------------------
                        Productive                   Dry                     Productive                   Dry
                      ---------------           -------------              --------------            -------------
Fiscal Year           Gross       Net           Gross     Net              Gross      Net            Gross     Net
-----------           -----       ---           -----     ---              -----      ---            -----     ---
2002.............       -          -               -        -              246.0     78.7              6       2.0
2001.............       -          -             1.0      .18              256.0     76.6              1        .27
2000.............       -          -             1.0      .20              155.0     41.2              3        .80

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

                                                 Years Ended September 30,
                                          -------------------------------------
                                            2002           2001           2000
                                            ----           ----           ----
  Natural gas (per Mcf).................  $  3.80        $  3.81        $  4.49
  Oil (per Bbl).........................  $ 26.76        $ 19.60        $ 26.84

         Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of our consultants, Wright & Company. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those estimated by Wright & Company in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas and oil properties. PV-10 values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

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

                                                                                  Proved Natural Gas and Oil Reserves
                                                                                --------------------------------------
                                                                                           At September 30,
                                                                                --------------------------------------
                                                                                  2002           2001          2000
                                                                                  ----           ----          ----
  Natural gas reserves (Mmcf) (1):
    Proved developed reserves............................................          83,996        80,249        74,333
    Proved undeveloped reserves..........................................          39,226        37,868        38,810
                                                                                ---------     ---------     ---------
    Total proved reserves of natural gas.................................         123,222       118,117       113,143
                                                                                =========     =========     =========
  Oil reserves (Mbbl) (2):
    Proved developed reserves............................................           1,846         1,735         1,767
    Proved undeveloped reserves..........................................              32            66             -
                                                                                ---------     ---------     ---------
    Total proved reserves of oil.........................................           1,878         1,801         1,767
                                                                                =========     =========     =========

    Total proved reserves (Mmcfe) (3)....................................         134,490       128,923       123,745
                                                                                =========     =========     =========

  Standardized measure of discounted future cash flows
    (in thousands) (4)...................................................       $ 104,126     $  98,712     $  98,599
                                                                                =========     =========     =========
  PV-10 estimate of cash flows of proved reserves (in thousands):
    Proved developed reserves............................................       $ 120,260     $ 109,288     $ 122,852
    Proved undeveloped reserves..........................................          12,209        17,971        17,929
                                                                                ---------     ---------     ---------
    Total PV-10 estimate.................................................       $ 132,469     $ 127,259     $ 140,781
                                                                                =========     =========     =========

------------------
(1) "Mmcf" means a million cubic feet.

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

         Dismantlement, Restoration, Reclamation and Abandonment Costs. When we determine that a well is no longer capable of producing natural gas or oil in economic quantities, we must dismantle the well and restore and reclaim the surrounding area before we can abandon the well. We contract these operations to independent service providers to whom we pay a fee, currently averaging approximately $6,500 per well. The contractor will also salvage the equipment on the well, which we then sell in the used equipment market. Our proceeds from the sales of salvaged equipment currently range between $6,900 and $11,000 per well. Under the partnership agreements of our investment drilling partnerships, which own substantially all of our wells, we are allocated abandonment costs in proportion to our partnership interest (generally between 27% and 33%) and are allocated between 66% and 100% of the salvage revenues. As a consequence, we generally receive revenues from salvaged equipment at least equal to, and typically exceeding, our share of the related costs. See Note 2, "Summary of Significant Accounting Policies - Oil and Gas Properties."

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

         In April 2001, we were added as a defendant in an action originally filed in the U.S. District Court for the District of Oregon in July 2000 by the former chairman of TRM Corporation, who has since died, and his children. Messrs
E. Cohen and D. Cohen were also named as defendants. The plaintiffs' claims for breach of contract, fraud and promissory estoppel are based on an alleged oral agreement to purchase one million shares of plaintiffs' stock in TRM Corporation for $13.0 million. Plaintiffs seek actual damages of at least $12.0 million, plus punitive damages in an unspecified amount. We believe the complaint is without merit and are defending ourselves vigorously.

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

                                                    High          Low
                                                    ----          ---
Fiscal 2002
-----------
Fourth Quarter..................................   $ 11.24       $  7.48
Third Quarter...................................   $ 11.65       $  9.78
Second Quarter..................................   $ 11.24       $  8.22
First Quarter...................................   $  9.80       $  7.89

Fiscal 2001
-----------
Fourth Quarter..................................   $ 12.90       $  7.55
Third Quarter...................................   $ 13.81       $  9.31
Second Quarter..................................   $ 12.38       $ 10.00
First Quarter...................................   $ 11.63       $  7.47

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

                                                                           For the Years Ended September 30,
                                                       -------------------------------------------------------------------------
                                                           2002            2001           2000           1999           1998
                                                           ----            ----           ----           ----           ----
                                                                         (in thousands, except per share data)
Income statement data:

Revenues:

Energy............................................     $    97,912       $  94,806      $   70,552     $  55,093      $    6,734
Real estate finance...............................          16,582          16,899          18,649        45,907          55,834
Interest and other................................           6,269           6,601          11,460         8,525           7,263
                                                       -----------       ---------      ----------     ---------      ----------
   Total revenues.................................     $   120,763       $ 118,306      $  100,661     $ 109,525      $   69,831
                                                       ===========       =========      ==========     =========      ==========
Income from continuing operations before
   income taxes and cumulative effect of a
   change in accounting principle.................     $    11,772       $  20,410      $    7,882     $  35,775      $   41,127
Provision for income taxes........................           3,414           6,327           2,401        11,262          13,123
                                                       -----------       ---------      ----------     ---------      ----------
Income from continuing operations before
   cumulative effect of a change in accounting
   principle......................................           8,358          14,083           5,481        24,514          28,004
                                                       -----------       ---------      ----------     ---------      ----------
   Net (loss) income..............................     $    (3,309)      $   9,829      $   18,165     $  18,460      $   27,611
                                                       ===========       =========      ==========     =========      ==========
Net (loss) income per common share-basic:
From continuing operations before discontinued
   operations and cumulative effect of change
   in accounting principle........................     $       .48       $     .78      $      .24     $    1.10      $     1.67
                                                       ===========       =========      ==========     =========      ==========
   Net (loss) income per common share-basic.......     $      (.19)      $     .55      $      .78     $     .83      $     1.65
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

                   Revenues as a Percent of Total Revenues (1)

                                                   Years Ended September 30,
                                             -----------------------------------
                                             2002           2001            2000
                                             ----           ----            ----
Energy ....................................   81%            80%             71%
Real estate finance........................   14%            14%             19%

                     Assets as a Percent of Total Assets (2)

                                                   Years Ended September 30,
                                             -----------------------------------
                                             2002           2001            2000
                                             ----           ----            ----
Energy ....................................  39%             38%             29%
Real estate finance........................  44%             44%             40%

-----------------
(1) The balance (5% in 2002, 6% in 2001 and 10% in 2000) is attributable to revenues derived from corporate assets not attributable to a specific industry segment.

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

Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil sales, and production costs per Mcfe for our energy operations during fiscal 2002, 2001 and 2000:

                                                                               Years Ended September 30,
                                                                         ------------------------------------
                                                                           2002          2001         2000
                                                                           ----          ----         ----
                                                                                   (in thousands)
Revenues:
   Production..........................................................  $  28,916    $  36,681     $  25,231
   Well drilling.......................................................     55,736       43,464        31,869
   Well services.......................................................      7,871        8,946         8,682
   Transportation......................................................      5,389        5,715         4,770
                                                                         ---------    ---------     ---------
                                                                         $  97,912    $  94,806     $  70,552
                                                                         =========    =========     =========
Costs and expenses:
   Production and exploration..........................................  $   8,264    $   7,846     $   8,339
   Well drilling.......................................................     48,443       36,602        25,806
   Well services.......................................................      3,938        4,151         3,772
   Transportation......................................................      2,052        2,001         2,842
   Non-direct..........................................................      7,753        9,376         7,619
                                                                         ---------    ---------     ---------
                                                                         $  70,450    $  59,976     $  48,378
                                                                         =========    =========     =========

                                                                               Years Ended September 30,
                                                                         ------------------------------------
                                                                           2002          2001         2000
                                                                           ----          ----         ----
Revenues (in thousands):
   Gas (1).............................................................  $  25,359    $  31,945     $  20,286
   Oil.................................................................  $   3,533    $   4,535     $   4,802
Production volumes:
   Gas (Mcf/day) (1) (2)...............................................     19,499       17,377        17,596
   Oil (Bbls/day)......................................................        473          486           535
Average sales prices:
   Gas (per Mmcf) (2) (3)..............................................  $    3.56    $    5.04     $    3.15
   Oil (per Bbl).......................................................  $   20.45    $   25.56     $   24.50
Production costs (4):
   As a percent of sales...............................................         23%          16%           29%
   Per Mcfe............................................................  $     .82    $     .84     $     .95

--------------
(1) Excludes sales of residual gas and sales to landowners.

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

         Our well drilling revenues and expenses represent the billing and costs associated with the completion of 242, 234 and 168 net wells for partnerships sponsored by Atlas America in fiscal 2002, 2001 and 2000, respectively. The following table sets forth information relating to these revenues and costs and expenses during the periods indicated:

                                              Years Ended September 30,
                                         -------------------------------------
                                           2002          2001           2000
                                           ----          ----           ----
                                                     (in thousands)
Average revenue per well...............  $    230      $    186       $    190
Average cost per well..................       200           156            154
                                         --------      --------       --------
Average gross profit per well..........  $     30      $     30       $     36
                                         ========      ========       ========
Gross profit margin....................     7,293         6,862          6,063
                                         ========      ========       ========
Gross margin percent...................        13%           16%            19%
                                         ========      ========       ========

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

         The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                              Years Ended September 30,
                                                                         ---------------------------------
                                                                           2002        2001         2000
                                                                           ----        ----         ----
                                                                                  (in thousands)
Revenues:
     Interest..........................................................  $  9,907    $  9,251     $ 11,229
     Accreted discount (net of collection of interest).................     3,212       5,923        5,802
     Equity in earnings (loss) of equity investee......................       454        (329)        (219)
     Gains on resolutions of loans and loan payments in excess
       of the carrying value of loans..................................     2,398       1,612        1,443
     Net rental and fee income.........................................       611         442          394
                                                                         --------    --------     --------
                                                                         $ 16,582    $ 16,899     $ 18,649
                                                                         ========    ========     ========
Cost and expenses......................................................  $  2,423    $  1,504     $  3,256
                                                                         ========    ========     ========

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

Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $6.3 million in fiscal 2002, a decrease of $332,000 (5%) as compared to $6.6 million fiscal 2001. The following table sets forth information relating to interest and other income during the periods indicated:

                                                                                     Years Ended September 30,
                                                                               ----------------------------------
                                                                                 2002          2001        2000
                                                                                 ----          ----        ----
                                                                                          (in thousands)
Interest income...........................................................     $  1,242      $  3,199    $  8,610
Dividend income...........................................................        3,276         2,170       1,705
Gains (losses) on sales of property and equipment.........................          315           (54)        179
Other.....................................................................        1,436         1,286         966
                                                                               --------      --------    --------
                                                                               $  6,269      $  6,601    $ 11,460
                                                                               ========      ========    ========

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

                                                                              Years Ended September 30,
                                                                         ------------------------------------
                                                                           2002         2001          2000
                                                                           ----         ----          ----
                                                                                   (in thousands)
Provided by continuing operations......................................  $   6,827    $  19,271     $  15,386
(Used in) provided by investing activities.............................    (24,864)     (28,233)      175,273
Used in financing activities...........................................     (3,477)     (58,385)      (77,358)
Used in discontinued operations........................................     (1,398)      (1,112)      (28,698)
                                                                         ---------    ---------     ---------
(Decrease) increase in cash and cash equivalents.......................  $ (22,912)   $ (68,459)    $  84,603
                                                                         =========    =========     =========

         Our liquidity is affected by national, regional and local economic trends and uncertainties as well as trends and uncertainties more particular to us, including natural gas prices, interest rates, our ability to raise funds through our sponsorship of investment partnerships and the maturity in 2004 of substantial amounts of debt. While the current favorable natural gas pricing and interest rate environment have been positive contributors to our liquidity, and lead us to believe that we will be able to refinance, or renew, our indebtedness as it matures, there are numerous risks and uncertainties involved. Factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, are described in Item 1, "Business - Risk Factors" and in this item in "-Results of Operations," "-Changes in Prices and Inflation," and "-Contractual Obligations and Commercial Commitments."

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

         Cash flows from investing activities. Net cash used in our investing activities decreased $3.4 million in fiscal 2002 as compared to fiscal 2001. Our investing activities primarily consisted of capital expenditures for developmental drilling and expansion of Atlas Pipeline Partners' gas gathering facilities and investments in our real estate loans. The decrease in fiscal 2002, was due to the expected decrease of $2.4 million in payments received on a note issued in conjunction with the sale of our small ticket leasing subsidiary and a $2.2 million decrease in payments received from our real estate investments. Payments received on real estate investments are normally dependent on third party refinancing or from the sale of a loan and vary from period to period.

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

         o Investments in real estate loans and principal payments on notes receivable increased cash flows used by $64.3 million in fiscal 2001 and compared to fiscal 2000 as a result of the purchase of two loan participations in fiscal 2001 and the repayment of a loan in fiscal 2000.

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
                                               ===========      ===========        ===========       ===========       =========

                                                                           Amount of Commitment Expiration Per Period
                                                                                         (in thousands)
                                                                ------------------------------------------------------------------
                                                                 Less than            1 - 3             4 - 5          After 5
   Other commercial commitments:                  Total            1 Year             Years             Years           Years
                                               -----------      -----------        -----------       -----------       ---------
   Lines of credit........................     $    17,422      $     7,609        $      9,395       $      418      $        -
   Standby letter of credit...............           1,260            1,260                   -                -               -
   Guarantees.............................           2,168               90               2,078                -               -
   Standby replacement commitments........          10,577            2,728               7,849                -               -
   Other commercial commitments...........         195,075            2,296              61,345            4,162         127,272
                                               -----------      -----------        -----------       -----------       ---------
   Total commercial commitments...........     $   226,502      $    13,983        $     80,667       $    4,580      $  127,272
                                               ===========      ===========        ===========       ===========       =========

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

         In real estate loans, we consider general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of our loans. The value of loans may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. We reduce our investment in real estate loans by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or venture or general to all loans or ventures. As of September 30, 2002 and 2001, we had investments in real estate loans of $202.4 million and $206.4 million, net of an allowance for possible losses of $3.5 million and $2.5 million, respectively. We believe our allowance for possible losses is adequate at September 30, 2002. However, an adverse change in the facts and circumstances with regard to one of our larger loans or venture could cause us to experience a loss in excess of our allowance.

         We believe the level of our allowance for possible losses is reasonable based on our experience and our analysis of the net realizable value of our receivables at September 30, 2002. We cannot guarantee that we will continue to experience the same loss rates that we have experienced in the past since adverse changes in the oil and gas and real estate markets, or changes in the liquidity or financial position of our borrowers, customers, could have a material adverse effect on the realization of our receivables, ventures and our future operating results. If losses exceed established allowances, our results of operation and financial condition may be adversely affected.

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

         Dismantlement, Restoration, Reclamation and Abandonment Costs. On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of equipment recoverable upon abandonment. As of September 30, 2002 and 2001, our estimate of salvage values was greater than or equal to our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or costs, could reduce our gross profit from energy operations.

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

Application of Recently Issued Accounting Standards on Intangible Assets

         In connection with a review of our financial statements by the staff of the Securities and Exchange Commission, we have been made aware that an issue has arisen within the industry regarding the application of provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), to companies in the extractive industries, including gas and oil companies. The issue is whether SFAS No. 142 requires companies to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized gas and oil property costs. Historically, we and other gas and oil companies have included the cost of these gas and oil leasehold interests as part of gas and oil properties. Also under consideration is whether SFAS No. 142 requires companies to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

         If it is ultimately determined that SFAS No. 142 requires us to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified would be immaterial to our financial position. The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which we assess impairment of capitalized costs. As a result, our cash flows and results of operations would not be affected by the reclassification.

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

       Open                   Volumes of              Settlement Date              Weighted Average             Unrealized
     Contracts              Natural Gas (Dth)          Quarter Ended                Price Per Dth                 Losses
     ---------              -----------------          -------------                -------------                 ------
         36                     100,800                December 2002                   $  3.58                  $   (73,500)
         59                     165,200                March 2003                         3.56                      (81,100)
        105                     294,000                June 2003                          3.57                     (101,900)
         67                     187,600                September 2003                     3.63                      (60,100)
        ---                     -------                                                                         -----------
        267                     747,600                                                $  3.58                  $  (316,600)
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

                               Portfolio Loans, Aggregated by Maturity Dates,(1) as of and for the Years Ended September 30,
                              ------------------------------------------------------------------------------------------------
                                 2003(2)       2004           2005          2006         2007       Thereafter      Totals
                                 -------       ----           ----          ----         ----       ----------      ------
Outstanding loan
  receivable balances
  (to our net
  interest)................    $65,427,265      n/a        $14,383,919   $69,297,777      n/a      $148,200,961   $297,309,922
Carried cost of investment
  (fixed rate).............    $22,097,371      n/a        $12,291,391   $24,024,394      n/a       $81,296,281   $139,709,437
Average stated interest rate
  (fixed rate).............          10.09%     n/a              11.25%         9.53%     n/a            10.60%
Carried cost of investment
  (variable rate)..........     $3,898,569      n/a           $130,415           n/a      n/a        $5,147,324     $9,176,308
Average stated interest rate
  (variable rate)..........           7.40%     n/a                n/a           n/a      n/a             4.90%
Average interest payment
  rate.....................             (3)      (3)                (3)           (3)      (3)               (3)
Third party liens (4)......    $16,505,621      n/a                n/a   $63,923,149      n/a      $121,890,593   $202,319,363
Average interest rate of
  senior lien interests
  (fixed rate).............           9.19%     n/a                n/a           n/a      n/a             7.29%

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

(4) Maturity dates for third party liens according to the maturity of our underlying loans are as follows:


      Maturity Date of          Maturity Dates of
      Portfolio Loans           Third Party Liens         Outstanding Balance
     (Fiscal Year Ended         (Fiscal Year Ended        of Third Party Liens
       September 30)              September 30)          at September 30, 2002
       -------------              -------------          ---------------------
         2000(a)                       2000                  $   6,142,737

         2001(a)                       2001                      1,969,000
                                       2007                      2,284,683

         2002(a)                       2003                      1,687,372
                                       2004                      2,400,000

         2003                          2006                      2,021,829

         2006                          2006                     63,923,149

         Thereafter                    2003                        960,958
                                       2003                      1,684,057
                                       2004                        875,000
                                       2004                      1,571,279
                                       2005                      2,273,000
                                       2008                     66,530,920
                                       2008                      2,373,444
                                       2009                      8,977,893
                                       2009                      2,861,608
                                       2009                      3,343,363
                                       2009                     13,655,075
                                       2009                     14,987,960
                                       2014                      1,796,036
                                                             -------------
      Total                                                  $ 202,319,363
                                                             =============

----------
(a) The forbearance agreements with respect to these loans came due during the fiscal years ended September 30, 2002, 2001 and 2000. We continue to forbear from exercising our remedies with respect to these loans since we believe we receive all of the economic benefit from the properties without having to incur the expense of foreclosure.

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

                                             Debt Obligations, Aggregated by Maturity Date as of and for the
                                                                Years Ended September 30,
                                 -----------------------------------------------------------------------------------------
                                     2003           2004           2005           2006           2007           Total
                                     ----           ----           ----           ----           ----           -----
                                                                  (dollars in thousands)
Fixed rate....................      $      -     $   66,211     $       -       $      -       $       -     $    66,211

Average interest rate.........             -          11.97%            -              -               -               -

Variable rate.................      $  4,320     $   36,867     $  45,667       $  2,041       $     404     $    89,299

Average interest rate.........          5.15%         4.63%          3.93%           5.6%            5.45%             -

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

/s/ Grant Thornton LLP

Cleveland, Ohio
November 22, 2002, except for the sixth through eighth paragraphs of Note 12, for which the date is December 24, 2002 and except for Note 16, for which the date is September 2, 2003.

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001

                                                                                   2002            2001
                                                                                   ----            ----
                                                                             (in thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents.................................................   $   25,736     $    48,648
   Accounts receivable.......................................................       16,060          18,197
   Assets held for disposal..................................................        5,488           7,141
   Prepaid expenses..........................................................        2,696             762
                                                                                ----------     -----------
     Total current assets....................................................       49,980          74,748
Investments in real estate loans and real estate.............................      202,423         206,400
Investment in RAIT Investment Trust .........................................       29,580          20,909
Property and equipment:
   Oil and gas properties and equipment (successful efforts).................      126,983         106,795
   Gas gathering and transmission facilities.................................       28,091          23,608
   Other.....................................................................        8,390           7,310
                                                                                ----------     -----------
                                                                                   163,464         137,713
Less - accumulated depreciation, depletion and amortization..................      (44,287)        (34,739)
                                                                                ----------     -----------
   Net property and equipment................................................      119,177         102,974
Goodwill.....................................................................       37,471          31,420
Intangible assets............................................................        9,589          16,851
Other assets.................................................................       19,278          13,162
                                                                                ----------     -----------
                                                                                $  467,498     $   466,464
                                                                                ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Current portion of long-term debt.........................................   $    4,320     $     8,560
   Accounts payable..........................................................       12,378          18,264
   Accrued interest..........................................................        1,760           1,721
   Liabilities associated with assets held for disposal......................       11,317               -
   Accrued liabilities.......................................................        9,808           6,255
   Estimated income taxes....................................................          893             288
   Deferred revenue on drilling contracts....................................        4,948          13,770
                                                                                ----------     -----------
       Total current liabilities.............................................       45,424          48,858
Long-term debt:
   Senior....................................................................       65,336          66,826
   Non-recourse..............................................................       68,220          62,159
   Other.....................................................................       17,634          12,586
                                                                                ----------     -----------
                                                                                   151,190         141,571
Liabilities associated with assets held for disposal.........................        3,144               -
Deferred revenue and other liabilities.......................................        1,074           1,578
Deferred income taxes........................................................       13,733          18,682
Minority interest............................................................       19,394          20,316
Commitments and contingencies................................................            -               -
Stockholders' equity:
   Preferred stock, $1.00 par value:  1,000,000 authorized shares ...........            -               -
   Common stock, $.01 par value: 49,000,000 authorized shares................          250             249
   Additional paid-in capital................................................      223,824         223,712
   Less treasury stock, at cost..............................................      (74,828)        (74,080)
   Less ESOP loan receivable.................................................       (1,201)         (1,297)
   Accumulated other comprehensive income....................................        5,911           1,657
   Retained earnings.........................................................       79,583          85,218
                                                                                ----------     -----------
         Total stockholders' equity..........................................      233,539         235,459
                                                                                ----------     -----------
                                                                                $  467,498     $   466,464
                                                                                ==========     ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                                    2002           2001          2000
                                                                                    ----           ----          ----
                                                                                   (in thousands, except per share data)
REVENUES
Energy.......................................................................    $   97,912     $   94,806     $   70,552
Real estate finance..........................................................        16,582         16,899         18,649
Leasing......................................................................         1,246          1,066          1,200
Equity in earnings in Trapeza entities.......................................             -              -              -
Interest and other...........................................................         5,644          6,222         11,337
                                                                                 ----------     ----------     ----------
                                                                                    121,384        118,993        101,738

COSTS AND EXPENSES
Energy.......................................................................        70,450         59,976         48,378
Real estate finance..........................................................         2,423          1,504          3,256
Leasing......................................................................           745            695          1,077
General and administrative...................................................         7,019          5,672          7,894
Depreciation, depletion and amortization.....................................        11,161         11,038          9,872
Interest.....................................................................        12,816         14,736         18,632
Provision for possible losses................................................         1,393            863            936
Provision for legal settlement...............................................         1,000              -              -
Termination charge...........................................................             -              -          1,753
Minority interest in Atlas Pipeline Partners, L.P............................         2,605          4,099          2,058
                                                                                 ----------     ----------     ----------
                                                                                    109,612         98,583         93,856
                                                                                 ----------     ----------     ----------
Income from continuing operations before income taxes........................        11,772         20,410          7,882
Provision for income taxes...................................................         3,414          6,327          2,401
                                                                                 ----------     ----------     ----------
Income from continuing operations ...........................................         8,358         14,083          5,481
                                                                                 ----------     ----------     ----------

Discontinued operations:
    (Loss) income on discontinued operations, net of income tax benefit
      (provision) of $5,944, $2,439 and ($8,266).............................       (11,040)        (4,254)        12,684
Cumulative effect of a change in accounting principle, net of taxes of $336..          (627)             -              -
                                                                                 ----------     ----------     ----------
Net income (loss)............................................................    $   (3,309)    $    9,829     $   18,165
                                                                                 ==========     ==========     ==========
Net income (loss) per common share - basic:
From continuing operations...................................................    $      .48     $     .78      $      .24
Discontinued operations......................................................          (.63)          (.23)           .54
Cumulative effect of a change in accounting principle........................          (.04)             -              -
                                                                                 ----------     ----------     ----------
Net income (loss) per common share - basic...................................    $     (.19)    $      .55     $      .78
                                                                                 ==========     ==========     ==========
Weighted average common shares outstanding...................................        17,446         17,962         23,413
                                                                                 ==========     ==========     ==========

Net income (loss) per common share - diluted:
From continuing operations...................................................    $      .47     $      .76     $      .23
Discontinued operations......................................................          (.62)          (.23)           .53
Cumulative effect of a change in accounting principle........................          (.04)             -              -
                                                                                 ----------     ----------     ----------
Net income (loss) per common share - diluted.................................    $     (.19)    $      .53     $      .76
                                                                                 ==========     ==========     ==========
Weighted average common shares...............................................        17,805         18,436         23,828
                                                                                 ==========     ==========     ==========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                                   2002            2001          2000
                                                                                   ----            ----          ----
                                                                                              (in thousands)
Net (loss) income.........................................................      $   (3,309)     $    9,829    $   18,165
Unrealized gain on investment in RAIT Investment Trust,
  net of taxes of $2,305, $1,350 and $413.................................           4,475           2,622           788
Unrealized (loss) gain on natural gas futures and option contracts,
   net of taxes of $105 and ($5)..........................................            (221)              9             -
                                                                                ----------      ----------    ----------
Comprehensive income......................................................      $      945      $   12,460    $   18,953
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

                                                     Common Stock          Additional          Treasury Stock             ESOP
                                               --------------------------   Paid-In     -----------------------------     Loan
                                                  Shares       Amount       Capital         Shares         Amount      Receivable
                                               ----------------------------------------------------------------------------------
Balance, September 30, 1999..................  24,385,279     $   244    $     221,084    (1,071,432)     $  (17,002)   $ (1,488)
Treasury shares issued.......................                                     (917)       66,450           1,396
Issuance of common stock.....................     236,683           2            1,194
Purchase of treasury shares..................                                                (25,000)           (172)
Other comprehensive income...................
Cash dividends ($.13 per share)..............
Repayment of ESOP loan.......................                                                                                 95
Net income...................................
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000..................  24,621,962     $   246    $     221,361    (1,029,982)     $  (15,778)   $ (1,393)
Treasury shares issued.......................                                     (407)       33,916             804
Issuance of common stock.....................     318,075           3            2,758
Cancellation of shares issued................                                               (153,526)         (1,305)
Purchase of treasury shares..................                                             (6,349,021)        (57,801)
Other comprehensive income...................
Cash dividends ($.13 per share)..............
Repayment of ESOP loan.......................                                                                                 96
Net income...................................
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001..................  24,940,037     $   249    $     223,712    (7,498,613)     $  (74,080)   $ (1,297)
Treasury shares issued.......................                                     (429)       31,537             769
Issuance of common stock.....................     104,029           1              297
Tax benefit from employee stock option
   exercise..................................                                      244
Purchase of treasury shares..................                                               (156,122)         (1,517)
Other comprehensive income...................
Cash dividends ($.13 per share)..............
Repayment of ESOP loan.......................                                                                                 96
Net loss.....................................
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002..................  25,044,066     $   250    $     223,824    (7,623,198)     $  (74,828)   $ (1,201)
                                               ==========     =======    =============    ==========      ==========    ========

                                                    Accumulated
                                                       Other                        Totals
                                                   Comprehensive     Retained    Stockholders'
                                                   Income (Loss)     Earnings       Equity
                                                  -------------------------------------------
Balance, September 30, 1999..................         $  (1,762)     $  62,713    $   263,789
Treasury shares issued.......................                                             479
Issuance of common stock.....................                                           1,196
Purchase of treasury shares..................                                            (172)
Other comprehensive income...................               788                           788
Cash dividends ($.13 per share)..............                           (3,125)        (3,125)
Repayment of ESOP loan.......................                                              95
Net income...................................                           18,165         18,165
---------------------------------------------------------------------------------------------
Balance, September 30, 2000..................         $    (974)     $  77,753    $   281,215
Treasury shares issued.......................                                             397
Issuance of common stock.....................                                           2,761
Cancellation of shares issued................                                          (1,305)
Purchase of treasury shares..................                                         (57,801)
Other comprehensive income...................             2,631                         2,631
Cash dividends ($.13 per share)..............                           (2,364)        (2,364)
Repayment of ESOP loan.......................                                              96
Net income...................................                            9,829          9,829
---------------------------------------------------------------------------------------------
Balance, September 30, 2001..................         $   1,657      $  85,218    $   235,459
Treasury shares issued.......................                                             340
Issuance of common stock.....................                                             298
Tax benefit from employee stock option
   exercise..................................                                             244
Purchase of treasury shares..................                                          (1,517)
Other comprehensive income...................             4,254                         4,254
Cash dividends ($.13 per share)..............                           (2,326)        (2,326)
Repayment of ESOP loan.......................                                              96
Net loss.....................................                           (3,309)        (3,309)
---------------------------------------------------------------------------------------------
Balance, September 30, 2002..................         $   5,911      $  79,583    $   233,539
                                                      =========      =========    ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                                   2002           2001          2000
                                                                                   ----           ----          ----
                                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..........................................................     $   (3,309)   $    9,829     $   18,165
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation, depletion and amortization................................         11,161        11,038          9,872
   Amortization of discount on senior notes and deferred finance costs.....          1,095         1,005          1,110
   Provision for possible losses...........................................          1,393           863            936
   Minority interest in Atlas Pipeline Partners, LP........................          2,605         4,099          2,058
   Equity in (earnings) loss of equity investee............................           (454)          329            219
   Loss (income) on discontinued operations................................         11,040         4,254        (12,684)
   Deferred income taxes...................................................         (7,413)         (885)         5,825
   Accretion of discount...................................................         (3,212)       (5,923)        (5,802)
   Collection of interest..................................................          5,243         1,207          5,697
   Cumulative effect of change in accounting principle.....................            627             -              -
   Gain on asset dispositions..............................................         (2,507)       (1,738)        (2,678)
   Property impairments and abandonments...................................             24           207            877
Changes in operating assets and liabilities:

   (Increase) decrease in accounts receivable and other assets.............         (4,507)        3,674         (6,566)
   Decrease in accounts payable and other liabilities......................         (4,959)       (8,688)        (1,643)
                                                                                ----------    ----------     ----------
Net cash provided by operating activities of continuing operations.........          6,827        19,271         15,386

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash paid in asset acquisitions........................................              -        (7,875)             -
Proceeds from sale of subsidiary...........................................              -             -        126,276
Capital expenditures.......................................................        (21,967)      (14,210)       (11,066)
Principal payments on notes receivable.....................................         24,499        29,120         73,259
Proceeds from sale of assets...............................................            721           490          1,269
Purchase of RAIT Investment Trust shares...................................         (1,890)       (6,405)             -
Increase in other assets...................................................         (6,193)       (3,745)        (8,933)
Investments in real estate loans ..........................................        (19,859)      (25,395)        (5,193)
Decrease in other liabilities..............................................           (175)         (213)          (339)
                                                                                ----------    ----------     ----------
Net cash(used in) provided by investing activities of
   continuing operations...................................................        (24,864)      (28,233)       175,273

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings.................................................................        173,753       135,021        104,292
Principal payments on borrowings...........................................       (168,619)     (129,272)      (192,569)
Net proceeds from Atlas Pipeline Partners, L.P. public offering............              -             -         15,251
Dividends paid to minority interest of Atlas Pipeline Partners, L.P........         (3,623)       (3,783)        (1,921)
Dividends paid.............................................................         (2,326)       (2,364)        (3,125)
Purchase of treasury stock.................................................         (1,517)      (57,801)          (172)
Repayment of ESOP loan.....................................................             96            96             95
Increase in other assets...................................................         (1,258)         (702)           (67)
Proceeds from issuance of stock............................................             17           420            858
                                                                                ----------    ----------     ----------
Net cash used in financing activities of continuing operations.............         (3,477)      (58,385)       (77,358)
                                                                                ----------    ----------     ----------
Net cash used in discontinued operations...................................         (1,398)       (1,112)       (28,698)
                                                                                ----------    ----------     ----------
(Decrease) increase in cash and cash equivalents...........................        (22,912)      (68,459)        84,603
Cash and cash equivalents at beginning of year.............................         48,648       117,107         32,504
                                                                                ----------    ----------     ----------
Cash and cash equivalents at end of year...................................     $   25,736    $   48,648     $  117,107
                                                                                ==========    ==========     ==========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

         Resource America, Inc. (the "Company"), a proprietary asset management company, that uses industry specific expertise to generate and administer investment opportunities for the Company and for outside investors in the energy, real estate and financial services sectors. Our financial services sector did not constitute a material portion of our business at September 30, 2002 or for the three years then ended. In energy, the Company drills for and sells natural gas and, to a significantly lesser extent, oil in the Appalachian Basin. Through Atlas Pipeline Partners, L.P. ("Atlas Pipeline"), a majority owned subsidiary partnership, the Company transports natural gas from wells it owns and operates to interstate pipelines and, in some cases, to end users. The Company finances a substantial portion of its drilling activities through drilling partnerships it sponsors. The Company typically acts as the general or managing partner of these partnerships and has a material partnership interest. In real estate finance, the Company manages a portfolio of real estate loans whose underlying properties are located in the mid atlantic region of the United States. These loans were, at the time of acquisition, typically troubled loans purchased at a discount both to their outstanding loan balances and to the appraised value of their underlying properties. The loans are generally secured by junior liens on the underlying property. In some instances, the Company's loans are secured by devices other than a lien on the underlying properties. The borrowers on the Company's loans typically have entered into agreements requiring them to pay all of the net cash flow, as defined in the agreements, from the underlying property to the Company and imposing management controls, including appointment of Brandywine Construction and Management, Inc., a real estate manager affiliated with the Company, as property manager or supervisor.

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

                                                                                At September 30,
                                                                              ---------------------
                                                                                2002         2001
                                                                              --------      -------
                                                                                  (in thousands)

Marketable securities - unrealized gains..................................     $ 6,144      $ 1,669
Unrealized hedging gains (losses).........................................        (233)         (12)
                                                                               -------      -------
                                                                               $ 5,911      $ 1,657
                                                                               =======      =======

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

         Oil and gas properties include mineral rights with a cost of $1.4 million before accumulated depletion. The Company does not currently consider these mineral rights to be material. The provisions of Statement of Financial Accounting Standards No. 141 ("SFAS 141") suggest that mineral rights may, in fact, be more appropriately classified as intangible assets.

                             RESOURCE AMERICA, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Oil and Gas Properties - (Continued)

         In connection with a review of the Company's financial statements by the staff of the Securities and Exchange Commission, the Company has been made aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 and SFAS No. 141, "Business Combinations," to companies in the extractive industries, including gas and oil companies. The issue is whether SFAS No. 142 requires companies to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized gas and oil property costs. Historically, the Company and other gas and oil companies have included the cost of these gas and oil leasehold interests as part of gas and oil properties. Also under consideration is whether SFAS No. 142 requires companies to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

         If it is ultimately determined that SFAS No. 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts would be immaterial to the Company's financial position. The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

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

                             RESOURCE AMERICA, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Oil and Gas Properties - (Continued)

         Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                                    Years Ended September 30,
                                                                               -----------------------------------
                                                                                 2002          2001        2000
                                                                               --------       -------    ---------
                                                                                          (in thousands)
Mineral interest in properties:
    Proved properties........................................................   $     844     $  1,861    $  1,256
    Unproved properties......................................................         584          481         386
    Wells and related equipment..............................................     124,133      103,401      83,627
    Support equipment........................................................       1,422        1,052         759
                                                                                ---------     --------    --------
                                                                                  126,983      106,795      86,028
Accumulated depreciation, depletion, amortization and
      valuation allowances...................................................     (36,384)     (28,694)    (22,386)
                                                                                 --------     --------    --------
         Net capitalized costs...............................................    $ 90,599     $ 78,101    $ 63,642
                                                                                 ========     ========    ========

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

         The following table discloses the pre-tax unrealized gains relating to the Company's investment in RAIT at the periods indicated:

                                                                                 At September 30,
                                                                              -----------------------
                                                                                2002           2001
                                                                              -------         -------
                                                                                    (in thousands)

Cost......................................................................     $ 20,268      $ 18,378
Unrealized gains..........................................................        9,312         2,531
                                                                               --------      --------
Estimated fair value......................................................     $ 29,580      $ 20,909
                                                                               ========      ========

                             RESOURCE AMERICA, INC.

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

         The following table provides information on other financial instruments:

                                              Carrying        Estimated
                                               Amount         Fair Value
                                             -----------      -----------
                                                     (in thousands)

Energy non-recourse debt.................     $   49,345        $  49,345
Real estate finance debt.................         33,214           33,214
Senior debt..............................         65,336           67,623
Other debt...............................          7,615            7,615
                                              ----------        ---------
                                              $  155,510        $ 157,797
                                              ==========        =========

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

                             RESOURCE AMERICA, INC.

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

         The Company contracts with the Partnerships to drill Partnership wells. The contracts require that the Partnerships must pay the Company the full contract price upon execution. The income from a drilling contract is recognized as the services are performed. The contracts are typically completed in less than 60 days. On an uncompleted contract, the Company classifies the difference between the contract payments it has received and contract costs previously incurred as a current liability.

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

         Supplemental disclosure of cash flow information:

                                                                                  Years Ended September 30,
                                                                                ----------------------------
                                                                                 2002        2001       2000
                                                                                ------       ----       ----
                                                                                        (in thousands)
Cash paid during the periods for:

Interest.....................................................................   $11,683     $13,976    $17,652
Income taxes paid (refunded).................................................   $ 3,243     $13,393    $  (787)

Non-cash activities include the following:

Cancellation of shares issued in contingency settlement......................   $     -     $ 1,305    $     -
Shares issued in contingency settlement......................................   $     -     $ 2,089    $     -
Atlas Pipeline units issued in exchange for gas gathering and transmission
    facilities...............................................................   $     -     $ 2,250    $     -
Buyer's assumption of liabilities upon sale of loan..........................   $     -     $   460    $     -
Tax benefit from employee stock option exercise..............................   $   244     $     -    $     -

Details of acquisitions:

    Fair value of assets acquired............................................   $     -     $10,555    $     -
    Atlas Pipeline units issued in exchange for gas gathering and
      transmission facilities................................................         -      (2,250)         -
    Liabilities assumed......................................................         -        (430)         -
                                                                                -------     -------    -------
      Net cash paid..........................................................   $     -     $ 7,875    $     -
                                                                                =======     =======    =======

Disposal of business:

    Other assets received upon disposal of subsidiary........................   $     -     $     -    $25,969
                                                                                =======     ========   =======


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

         The components of basic and diluted earnings (loss) per share for each year were as follows:

                                                                                    Years Ended September 30,
                                                                              -----------------------------------
                                                                                2002          2001        2000
                                                                              -------        ------      -------
                                                                                          (in thousands)

Income from continuing operations.........................................     $  8,358      $ 14,083    $  5,481
(Loss) income from discontinued operations................................      (11,040)       (4,254)     12,684
Cumulative effect of a change in accounting principle.....................         (627)            -           -
                                                                               --------      --------    --------
    Net (loss) income.....................................................     $ (3,309)     $  9,829    $ 18,165
                                                                               ========      ========    ========
Weighted average common shares outstanding-basic..........................       17,446        17,962      23,413
Dilutive effect of stock option and award plans...........................          359           474         415
                                                                               --------      --------    --------
Weighted average common shares-diluted....................................       17,805        18,436      23,828
                                                                               ========      ========    ========


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

                             RESOURCE AMERICA, INC.

NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS - (Continued)

Goodwill - (Continued)

         Changes in the carrying amount of goodwill for the periods indicated are as follows:

                                                                                  Years Ended September 30,
                                                                               ------------------------------
                                                                                 2002       2001        2000
                                                                               --------    -------    -------
                                                                                      (in thousands)
Goodwill at beginning of period,
    (less accumulated amortization of $4,063, $2,612 and $1,452).............  $ 31,420    $28,434    $25,147
Additions to goodwill related to asset acquisitions..........................        15      4,387      4,497
Amortization expense.........................................................         -     (1,451)    (1,160)
Atlas Pipeline goodwill amortization, whose fiscal year
   began January 1, 2002, at which time it adopted SFAS 142..................       (22)         -          -
Leasing platform transferred from goodwill to other assets in accordance with SFAS 142 (net of accumulated amortization
    of $587).................................................................      (331)         -          -
Syndication network reclassified from other assets
    in accordance with SFAS 142 (net of accumulated amortization
    of $711).................................................................     6,389          -          -
                                                                                -------    -------    -------
Goodwill at end of period (net of accumulated amortization
    of $4,209, $4,063 and $2,612)............................................   $37,471    $31,420    $28,484
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

                             RESOURCE AMERICA, INC.

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


                                                                                 At September 30,
                                                                                ------------------
                                                                                 2002        2001
                                                                                 ----        ----
                                                                                   (in thousands)

Partnership management and operating contracts............................      $ 14,343    $ 21,443
Leasing platform..........................................................           918           -
                                                                                --------    --------
                                                                                  15,261      21,443
Accumulated amortization..................................................        (5,672)     (4,592)
                                                                                ========    ========
Intangible assets, net....................................................      $  9,589    $ 16,851
                                                                                ========    ========

Other Assets

         The following table provides information about other assets at the dates indicated.

                                                                                 At September 30,
                                                                                ------------------
                                                                                 2002        2001
                                                                                 ----        ----
                                                                                  (in thousands)

Deferred financing costs, net of accumulative amortization of
    $3,742 and $2,674.....................................................     $  2,122     $ 1,638
Equity method investments in and advances to Trapeza entities.............        3,085           -
Investments at lower of cost or market....................................        6,137       5,909
Other.....................................................................        7,934       5,615
                                                                               --------     -------
                                                                               $ 19,278     $13,162
                                                                               ========     =======

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

                             RESOURCE AMERICA, INC.

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


NOTE 5 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE

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

         Amounts receivable, net of senior lien interests and deferred costs, were $349.3 million and $337.9 million at September 30, 2002 and 2001, respectively. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans and real estate for the years ended September 30, 2002 and 2001.

                                                                                     September 30,
                                                                             --------------------------
                                                                                2002             2001
                                                                             ---------         --------
                                                                                  (in thousands)
Loan balance, beginning of period.................................           $  192,263     $  185,940
New loans.........................................................                    -          1,010
Addition to existing loans........................................               17,185         24,086
Loan write-down...................................................                 (559)           (84)
Accretion of discount (net of collection of interest).............                3,212          5,923
Collections of principal..........................................                    -         (1,623)
Cost of loans sold................................................              (24,559)       (22,989)
                                                                             ----------     ----------
Loan balance, end of period.......................................              187,542        192,263
Real estate.......................................................               18,361         16,666
Allowance for possible losses.....................................               (3,480)        (2,529)
                                                                             ----------     ----------
Balance, end of period............................................           $  202,423     $  206,400
                                                                             ==========     ==========


                             RESOURCE AMERICA, INC.

NOTE 5 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE - (Continued)

         In determining the Company's allowance for possible losses related to its real estate loans and real estate, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans and real estate. The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environment laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues identified. The Company reduces its investment in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

         The Company has also adopted the cost recovery method for certain loans due to unanticipated events such as the loss of a major tenant of an underlying property, the declaration of bankruptcy and voiding of the lease by a sole tenant and, for a hotel property underlying a loan, the severe effects of the post-9/11 travel slump.

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the years ended September 30, 2002 and 2001:


                                                                                September 30,
                                                                             ---------------------
                                                                              2002          2001
                                                                             --------     --------
                                                                                 (in thousands)
Balance, beginning of year...........................................        $  2,529     $  2,013
Provision for possible losses........................................           1,510          600
Write-down...........................................................            (559)         (84)
                                                                             --------     --------
Balance, end of year.................................................        $  3,480     $  2,529
                                                                             ========     ========


NOTE 6 - DEBT

     Total debt consists of the following:

                                                                                     September 30,
                                                                             ------------------------
                                                                                2002           2001
                                                                             --------        --------
                                                                                  (in thousands)
Senior debt..........................................................        $  65,336      $ 66,826

Non-recourse debt:
   Energy:

     Revolving and term bank loans...................................           49,345        43,284
   Real estate finance:

     Revolving credit facilities.....................................           18,000        18,000
     Other...........................................................              875           875
                                                                             ---------     ---------
       Total non-recourse debt.......................................           68,220        62,159
Other debt...........................................................           21,954        21,146
                                                                             ---------     ---------
                                                                               155,510       150,131
Less current maturities..............................................            4,320         8,560
                                                                             ---------     ---------
                                                                             $ 151,190     $ 141,571
                                                                             =========     =========

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

         Annual debt principal payments over the next five fiscal years ending September 30 are as follows: (in thousands):

                           2003.............................     $    4,320
                           2004.............................     $  103,078
                           2005.............................     $   45,667
                           2006.............................     $    2,041
                           2007.............................     $      404

                             RESOURCE AMERICA, INC.

NOTE 7 - INCOME TAXES

         The following table details the components of the Company's income tax expense from continuing operations for the fiscal years 2002, 2001 and 2000.

                                                                                   2002            2001           2000
                                                                                ------------   ------------  ------------
                                                                                              (in thousands)
Provision (benefit) for income taxes:
   Current:
     Federal.................................................................    $ 6,365        $ 6,023        $     -
     State...................................................................       (619)           158            116
  Deferred...................................................................     (2,332)           146          2,285
                                                                                 -------        -------        -------
                                                                                 $ 3,414        $ 6,327        $ 2,401
                                                                                 =======        =======        =======

         For fiscal 2000, there is no current federal tax provision for continuing operations because of the utilization of the credits and depletion allowance noted in the table below.

         A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                                        Years Ended September 30,
                                                                                -----------------------------------------
                                                                                   2002            2001           2000
                                                                                ------------   ------------  ------------
Statutory tax rate...........................................................       35%            35%             35%
Statutory depletion..........................................................       (4)            (3)             (3)
Non-conventional fuel and low income housing credits.........................       (3)            (3)            (12)
Excessive employee remuneration..............................................        -              2               2
Goodwill.....................................................................        -              1              10
Tax-exempt interest..........................................................       (2)            (2)             (8)
State income tax.............................................................        3              1               6
                                                                                ------          -----             ---
                                                                                    29%            31%             30%
                                                                                ======          =====             ===

         The components of the net deferred tax liability are as follows:

                                                            September 30,
                                                    ------------------------
                                                        2002          2001
                                                    -------------  ---------
                                                         (in thousands)
Deferred tax assets related to:
   Tax credit carryforwards.......................    $     28      $    168
   Interest receivable............................         688         1,153

   Accrued expenses...............................       7,335         1,977
   Provision for possible losses..................       1,185           833
                                                      --------      --------
                                                      $  9,236      $  4,131
                                                      --------      --------
Deferred tax liabilities related to:
   Property and equipment basis differences.......     (17,447)      (19,329)
   Investments in real estate ventures............      (2,491)       (2,515)
   Unrealized gain on investments.................      (2,899)         (854)
   ESOP benefits..................................        (132)         (115)
                                                      --------       -------
                                                       (22,969)      (22,813)
                                                      --------       -------
   Net deferred tax liability.....................    $(13,733)     $(18,682)
                                                      ========      ========

                             RESOURCE AMERICA, INC.

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

-------------------------------- ----------------------------- ------------------------------ ---------------------------------
                                             (a)                            (b)                              (c)
-------------------------------- ----------------------------- ------------------------------ ---------------------------------
                                                                                              Number of securities remaining
                                   Number of securities to be                                  available for future issuance
                                   issued upon exercise of       Weighted-average exercise    under equity compensation plans
                                     outstanding options,          price of outstanding        excluding securities reflected
 Plan category                       warrants and rights       options, warrants and rights            in column (a)
-------------------------------- ----------------------------- ------------------------------ ---------------------------------
Equity compensation plans
   approved by security
   holders                                 2,463,003                  $    9.50                            149,220
-------------------------------- ----------------------------- ------------------------------ ---------------------------------
Equity compensation plans
   not approved by security
   holders                                    54,495                  $     .11                                  -
-------------------------------- ----------------------------- ------------------------------ ---------------------------------
Total                                      2,517,498                  $    9.30                            149,220
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

         Transactions for the four employee stock option plans are summarized as follows:

                                                                  Years Ended September 30,
                                      ------------------------------------------------------------------------------
                                               2002                       2001                         2000
                                      ------------------------  --------------------------  ------------------------
                                                  Weighted                   Weighted                   Weighted
                                                  Average                     Average                    Average
                                      Shares   Exercise Price     Shares   Exercise Price     Shares  Exercise Price
                                      ------   --------------     ------   --------------     ------  --------------
Outstanding - beginning of year..     1,892,447    $ 10.27      1,642,967    $  9.38       1,870,035     $ 9.77
   Granted.......................       731,500    $  8.24        424,000    $ 11.06         200,000     $ 7.49
   Exercised.....................      (222,682)   $  7.93       (155,947)   $  2.68        (144,568)    $ 2.95
   Forfeited.....................       (25,761)   $ 11.06        (18,573)   $ 13.33        (282,500)    $13.96
                                      ---------                 ---------                  ---------
   Outstanding - end of year.....     2,375,504    $  9.86      1,892,447    $ 10.27       1,642,967     $ 9.38
                                      =========    =======      =========    =======       =========     ======

Exercisable, at end of year......     1,036,006    $ 10.36        743,213    $  9.64         560,131     $ 7.10
                                      =========    =======      =========    =======       =========     ======
Available for grant..............        86,719                    42,458                    447,885
Weighted average fair value per       =========                 =========                  =========
   share of options granted
   during the year...............                  $  5.10                   $  8.73                     $ 4.93
                                                   =======                   =======                     ======

                             RESOURCE AMERICA, INC.

NOTE 8 - EMPLOYEE BENEFIT PLANS - (Continued)

         The following information applies to employee stock options outstanding as of September 30, 2002:

                                          Outstanding                                  Exercisable
                           -------------------------------------------------  -----------------------------
                                           Weighted
                                            Average            Weighted                         Weighted
  Range of                                Contractual           Average                          Average
Exercise Prices              Shares       Life (Years)      Exercise Price       Shares      Exercise Price
-------------------       ----------      ------------      --------------       ------      --------------
$    .92 - $   2.73          105,338          2.58             $  2.29          105,338        $   2.29
$   7.47 - $   8.08        1,145,500          5.61             $  7.82          463,001        $   7.95
$   9.19 - $   9.34          240,000          9.73             $  9.32                -        $      -
$  11.03 - $  11.06          391,666          8.33             $ 11.06           97,917        $  11.06
$  15.50                     493,000          6.64             $ 15.50          369,750        $  15.50
                           ---------                                          ---------
                           2,375,504                                          1,036,006
                           =========                                         ==========

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

         Summarized operating results of the discontinued Optiron operations are as follows:

                                                                                 Years Ended September 30,
                                                                         --------------------------------------
                                                                           2002          2001          2000
                                                                         --------    ------------    ----------
                                                                                    (in thousands)
Loss from discontinued operations before income taxes..................  $   (553)     $(1,493)      $(1,132)
Income tax benefit ....................................................       193          463           396
                                                                         --------      -------       -------
Loss from discontinued operations......................................  $   (360)     $(1,030)      $  (736)
                                                                         ========      =======       =======

Loss on disposal of discontinued operations before income taxes........  $ (1,971)     $     -       $     -
Income tax benefit ....................................................       690            -             -
                                                                         --------      -------       -------
Loss on disposal of discontinued operations............................  $ (1,281)     $     -       $     -
                                                                         ========      =======       =======

         In February 2000, the Company adopted a plan to sell FLI and subsidiaries, its small ticket equipment leasing business. On August 1, 2000, the Company sold its small ticket equipment leasing subsidiary, Fidelity Leasing, to European American Bank and AEL Leasing Co., Inc., subsidiaries of ABN AMRO Bank, N.V. The Company received total consideration of $152.2 million, including repayment of indebtedness of Fidelity Leasing to the Company; the purchasers also assumed approximately $431.0 million in debt payable to third parties and other liabilities. Of the $152.2 million consideration, $16.0 million was paid by a non-interest bearing promissory note. The promissory note is payable to the extent that payments are made on a pool of Fidelity Leasing lease receivables and refunds are received with respect to certain tax receivables. In addition, $10.0 million was placed in escrow until March 31, 2004 as security for the Company's indemnification obligations to the purchasers, in connection with the Accordingly, FLI is reported as a discontinued operation for the three years ended September 30, 2002, 2001 and 2000. The Consolidated Financial Statements reflect the operations of FLI as discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30").

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

         Summarized operating results of the discontinued FLI operations are as follows:

                                                                                Years Ended September 30,
                                                                         ------------------------------------
                                                                           2002          2001          2000
                                                                         --------    ------------    --------
                                                                                    (in thousands)
Net revenues...........................................................  $      -    $      -     $  29,552
                                                                         ========    ========     =========
Income from discontinued operations before
   income taxes........................................................  $      -    $      -     $     775
Provision for income taxes.............................................         -           -          (299)
                                                                         --------    --------     ---------
Income from discontinued operations....................................  $      -    $      -     $     476
                                                                         ========    ========     =========
(Loss) gain on disposal before income taxes............................  $(14,460)   $ (5,200)    $  24,259
Income tax benefit (provision).........................................     5,061       1,976        (9,352)
                                                                         --------    --------     ---------
(Loss) gain on disposal of discontinued operations.....................  $ (9,399)   $ (3,224)    $  14,907
                                                                         ========    ========     =========

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

                             RESOURCE AMERICA, INC.

NOTE 12 - DISCONTINUED OPERATIONS - (Continued)

         Summarized operating results of the discontinued LCL operations are as follows:

                                                                                Years Ended September 30,
                                                                         ------------------------------------
                                                                           2002          2001          2000
                                                                         --------    ------------    --------
                                                                                    (in thousands)
Loss on disposal before income taxes...................................  $      -         $    -     $(2,952)
Income tax benefit.....................................................         -              -         989
                                                                         --------         ------    --------
Loss on disposal of discontinued operations............................  $      -         $    -     $(1,963)
                                                                         ========         ======    ========

         Summarized results of the discontinued Optiron, FLI and LCL operations are:

Loss from discontinued operations......................................  $    (360)     $ (1,030)    $  (260)
(Loss) gain on disposal of discontinued operations.....................    (10,680)       (3,224)     12,944
                                                                         =========      ========    ========
                                                                         $ (11,040)     $ (4,254)    $12,684
                                                                         =========      ========    ========

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

                             RESOURCE AMERICA, INC.

NOTE 16 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMER INFORMATION

         The Company's operations include three reportable operating segments. In addition to the three reportable operating segments, certain other activities are reported in the "Other energy" and "All other" categories. These operating segments reflect the way the Company manages its operations and makes business decisions. The Company does not allocate income taxes to its operating segments. Operating segment data for the periods indicated are as follows:

Year Ended September 30, 2002 (in thousands)

                                     Production
                           Well          and          Other      Real Estate       All
                         Drilling    Exploration   Energy (a)      Finance        Other     Eliminations       Total
Revenues from
  external customers..  $ 55,736     $     28,916  $   14,643     $  16,711    $   5,631        $ (253)      $ 121,384
Interest income.......         -                -         686           145          664          (253)          1,242
Interest expense......         -                -       2,200         1,790        9,079          (253)         12,816
Depreciation and               -            7,550       3,286           135          190                        11,161
    amortization......

Segment profit........     6,057           12,708      (5,444)       10,744       (6,302)            -          11,772
Other significant items:
    Segment assets....     7,555          119,125      57,013       204,327       79,478             -         467,498

-------------------------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.

Year Ended September 30, 2001 (in thousands)

                                       Production
                            Well          and         Other      Real Estate       All
                          Drilling    Exploration   Energy (a)     Finance        Other     Eliminations       Total
Revenues from ........
  external customers..  $ 43,464      $   36,681   $   15,746    $   17,117      $ 6,040        $  (55)      $ 118,993
Interest income.......         -               -          791           140        2,323           (55)          3,199
Interest expense......         -               -        1,714         2,961       10,116           (55)         14,736
Depreciation and                           6,148        4,400           132          122             -          11,038
    amortization......       236
Segment profit........     6,626          22,687      (10,258)       11,852       11,291             -          20,410
Other significant items:
    Segment assets....     5,646         102,756       63,786       207,682       86,594             -         466,464

------------------------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.

                             RESOURCE AMERICA, INC.

NOTE 16 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS - (Continued)

Year Ended September 30, 2000 (in thousands)

                                      Production
                            Well          and         Other      Real Estate       All
                          Drilling    Exploration   Energy (a)     Finance        Other     Eliminations       Total
Revenues from ........
  external customers..  $ 25,231      $  31,869    $   13,353    $   18,722      $ 12,631       $  (68)     $ 101,738
Interest income.......         -              -           460            72         8,146          (68)         8,610
Interest expense......         -              -         2,898         2,669        13,133          (68)        18,632
Depreciation and             236          6,305         3,240           130           (39)           -          9,872
    amortization......

Segment profit........      (811)        17,225        (9,401)        8,076         7,325            -          7,882
Other significant items:
    Segment assets....     7,212         88,427        58,201       202,335       151,656            -        507,831

-------------------------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.

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

NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

         Results of operations for oil and gas producing activities:

                                                                                   Years Ended September 30,
                                                                         ---------------------------------------
                                                                            2002            2001           2000
                                                                         ----------  ---------------  ----------
                                                                                      (in thousands)
   Revenues............................................................  $ 28,916       $ 36,681      $ 25,231
   Production costs....................................................    (6,693)        (6,185)       (7,229)
   Exploration expenses................................................    (1,571)        (1,661)       (1,110)
   Depreciation, depletion, and amortization...........................    (7,550)        (6,148)       (6,305)
   Income taxes........................................................    (4,005)        (7,223)       (3,759)
                                                                         --------       --------      --------
   Results of operations producing activities..........................  $  9,097       $ 15,464      $  6,828
                                                                         ========       ========      ========

                             RESOURCE AMERICA, INC.

NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - (Continued)

         Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                                       At September 30,
                                                                         --------------------------------------
                                                                            2002           2001          2000
                                                                         ---------  -----------------  --------
                                                                                       (in thousands)
   Proved properties...................................................  $     844       $  1,861      $  1,256
   Unproved properties.................................................        584            481           386
   Wells and related equipment and facilities..........................    124,082        103,363        83,486
   Support equipment and facilities....................................      1,422          1,052           759
   Uncompleted wells equipment and facilities..........................         51             38           141
                                                                         ---------       --------      --------
                                                                           126,983        106,795        86,028
   Accumulated depreciation, depletion, amortization
     and valuation allowances..........................................    (36,384)       (28,694)      (22,386)
                                                                         ---------       --------      --------
       Net capitalized costs...........................................  $  90,599       $ 78,101      $ 63,642
                                                                         =========       ========      ========


         Costs Incurred in Oil and Gas Producing Activities. The costs incurred by the Company in its oil and gas activities during fiscal years 2002, 2001 and 2000 are as follows:

                                                                                   Years Ended September 30,

                                                                            2002          2001           2000
                                                                         ---------  -----------------  --------
                                                                                      (in thousands)

   Property acquisition costs:

     Unproved properties...............................................  $     9       $     90       $    55
     Proved properties.................................................  $   440       $    337       $    96
     Exploration costs.................................................  $ 1,573       $  1,662       $ 1,095
     Development costs.................................................  $20,648       $ 20,273       $ 9,682

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

                                                  Gas                     Oil
                                              -----------             ----------
                                                 (Mcf)                   (Bbls)
                                              -----------             ----------
Balance September 30, 1999..................  108,172,010             1,684,991
   Current additions........................   32,433,822                16,031
   Sales of reserves in-place...............     (304,428)              (14,200)
   Purchase of reserves in-place............    1,047,931                     -
   Transfers to limited partnerships........  (25,677,232)                    -
   Revisions................................    3,910,595               275,806
   Production...............................   (6,440,154)             (195,974)
                                              -----------             ---------
Balance September 30, 2000..................  113,142,544             1,766,654
   Current additions........................   19,891,663                68,895
   Sales of reserves in-place...............      (88,068)                  (61)
   Purchase of reserves in-place............    7,159,387                40,881
   Transfers to limited partnerships........  (11,871,230)                    -
   Revisions................................   (3,774,259)              102,136
   Production...............................   (6,342,667)             (177,437)
                                              -----------             ---------
Balance September 30, 2001..................  118,117,370             1,801,068
   Current additions........................   19,303,971                55,416
   Sales of reserves in-place...............     (510,812)              (23,676)
   Purchase of reserves in-place............      280,594                 2,180
   Transfers to limited partnerships........   (6,829,047)              (45,001)
   Revisions................................      (23,057)              260,430
   Production...............................   (7,117,276)             (172,750)
                                              -----------             ---------
Balance September 30, 2002..................  123,221,743             1,877,667
                                              ===========             =========
Proved developed reserves at:
   September 30, 2002.......................   83,995,712             1,846,281
   September 30, 2001.......................   80,249,011             1,735,376
   September 30, 2000.......................   74,332,754             1,766,654

                             RESOURCE AMERICA, INC.

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

                                                 Years Ended September 30,
                                           -----------------------------------
                                              2002         2001           2000
                                                      (in thousands)

Future cash inflows........................$ 518,118    $ 485,781     $ 555,121
Future production costs.................... (147,279)    (126,979)     (161,623)
Future development costs...................  (55,644)     (50,953)      (46,828)
Future income tax expenses.................  (79,557)     (76,584)     (104,004)
                                           ---------    ---------     ---------

Future net cash flows......................  235,638      231,265       242,666
  Less 10% annual discount for estimated
    timing of cash flows................... (131,512)    (132,553)     (144,067)
                                           ---------    ---------     ---------

Standardized measure of discounted
  future net cash flows....................$ 104,126    $  98,712     $  98,599
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

                                                                                 Years Ended September 30,
                                                                         -------------------------------------
                                                                            2002           2001         2000
                                                                         ----------  --------------- ---------
                                                                                      (in thousands)

Balance, beginning of year.............................................  $ 98,712       $ 98,599     $  58,775
Increase (decrease) in discounted future net cash flows:

   Sales and transfers of oil and gas, net of related costs............   (22,223)       (30,496)      (18,002)
   Net changes in prices and production costs..........................       249        (21,530)       41,173
   Revisions of previous quantity estimates............................     3,787         (4,184)        9,580
   Development costs incurred..........................................     4,107          4,011         7,789
   Changes in future development costs.................................      (149)          (853)          138
   Transfers to limited partnerships...................................    (3,970)        (4,177)      (11,862)
   Extensions, discoveries, and improved
     recovery less related costs.......................................    12,057         20,716        23,333
   Purchases of reserves in-place......................................       340          7,984         1,509
   Sales of reserves in-place, net of tax effect.......................      (799)          (204)         (293)
   Accretion of discount...............................................    12,726         14,078         7,522
   Net changes in future income taxes..................................       203         13,636       (23,757)
   Other...............................................................      (914)         1,132         2,694
                                                                         --------       --------     ---------
Balance, end of year...................................................  $104,126       $ 98,712     $  98,599
                                                                         ========       ========     =========

                             RESOURCE AMERICA, INC.

NOTE 18 - QUARTERLY RESULTS (Unaudited)

                                                             Dec 31         March 31        June 30        September 30,
                                                           ----------      ---------      ----------      ---------------
                                                                       (in thousands, except per share data)
Year ended September 30, 2002
Revenues..................................................    $33,782      $34,203         $ 24,634          $ 28,144
Costs and expenses........................................     29,405       29,250           22,830            27,506
                                                              -------      -------         --------          --------
Income from continuing operations before taxes ...........      4,377        4,953            1,804               638
                                                              -------      -------         --------          --------
Income from continuing operations before cumulative
   effect of change in accounting principle...............    $ 2,930      $ 3,313         $  1,328          $    787
                                                              -------      -------         --------          --------
Net income (loss).........................................    $ 2,189      $ 3,138         $      6          $ (8,642)
                                                              =======      =======         ========          ========

Net income per common share - basic
 Income from continuing operations before cumulative
   effect of change in accounting principle ............      $   .17       $  .19         $   .08           $    .04
                                                              =======      =======         ========          ========
Net income (loss) per common share - basic................    $   .13       $  .18         $      -          $    .49
                                                              =======      =======         ========          ========
Net income per common share - diluted
 Income from continuing operations before cumulative
     effect of change in accounting principle ............    $   .17       $  .19         $   .07           $    .04
                                                              =======      =======         ========          ========
   Net income (loss) per common share - diluted...........    $   .12       $  .18         $      -          $    .49
                                                              =======      =======         ========          ========
Year ended September 30, 2001

Revenues..................................................    $27,440      $34,766         $ 27,629          $ 28,471
Costs and expenses........................................     21,782       27,586           23,956            24,572
                                                              -------      -------         --------          --------
Income from continuing operations before taxes ...........      5,658        7,180            3,673             3,899
Income from continuing operations before cumulative
   effect of change in accounting principle ..............    $ 3,648      $ 4,697         $  2,386          $  3,352
                                                              -------      -------         --------          --------
Net income (loss).........................................    $ 3,310      $ 4,411         $  2,231          $   (123)
                                                              =======      =======         ========          ========
Net income per common share - basic
  Income from continuing operations before cumulative
   effect of change in accounting principle ..............    $   .19       $  .27         $   .14           $    .19
                                                              =======      =======         ========          ========
Net income (loss) per common share - basic................    $   .17       $  .25         $   .13           $   (.01)
                                                              =======      =======         ========          ========
Net income per common share - diluted
  Income from continuing operations before cumulative
   effect of change in accounting principle...............    $   .18       $  .26         $   .13           $    .19
                                                              =======      =======         ========          ========
   Net income (loss) per common share - diluted...........    $   .17       $  .25         $   .12           $   (.01)
                                                              =======      =======         ========          ========

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

            2.  Financial Statement Schedules

                Schedule IV - Mortgage Loans on Real Estate

 3.  Exhibits
      3.1      Restated Certificate of Incorporation of Resource America. (1)
      3.2      Amended and Restated Bylaws of Resource America. (1)
      4.1      Indenture, dated as of July 22, 1997, between Resource America and The Bank of New York, as Trustee, with respect to Resource America's 12% Senior Notes due 2004. (2)
     10.1      Revolving Credit Agreement and Assignment between LEAF Financial Corporation and National City Bank, and
               related guaranty from Resource America, Inc. dated June 11, 2002. (13)
     10.2      Credit Agreement among Atlas America, Inc., Resource America, Inc. and the other guarantors party thereto and Wachovia, National Associate, and other banks party thereto, dated July 31, 2002. (13)
     10.3      Agreement between Resource Financial Fund Management, Inc. and 9 Henmar LLC, dated October 23, 2002. (13)
     10.4      Note from Trapeza Partners, L.P. to Resource America, Inc., dated October 9, 2002, and related
               Intercreditor Agreement between Resource America, Inc. and Financial Stocks, Inc. (13)
     10.5      Term Loan Agreement between Resource Properties, Inc. and Miller & Schroeder Investments Corporation (now
               known as The Marshall Group), dated November 15, 2000. (3)
     10.6      Loan Agreement between Atlas Pipeline Partners, L.P., PNC Bank National Association, First Union National
               Bank (now known as Wachovia) and the banks party thereto, dated October 26, 2000. (3)
     10.7      Stock Purchase Agreement, dated as of May 17, 2000, among European American Bank, AEL Leasing Co., Inc.,
               Resource America, Inc. and FLI Holdings, Inc. (4)
     10.8      Amendment to Stock Purchase Agreement, dated August 1, 2000. (5)
     10.9      Amended and Restated Loan Agreement, dated December 14, 1999, among Resource Properties XXXII, Inc.,
               Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource Properties 51, Inc., Resource
               Properties, Inc., Resource America and Jefferson Bank (now known as Hudson United Bank). (5)
     10.10     Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc.,
               Resource Properties 53, Inc., Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign
               Bank. (5)
     10.10(a)  Modification of Revolving Credit Loan and Security
               Agreement by and among Resource Properties, Inc., Resource
               Properties 53, Inc., Resource Properties XXIV, Inc.,
               Resource Properties XL, Inc. and Sovereign
               Bank, dated March 30, 2000. (5)
     10.11     Employment Agreement between Steven J. Kessler and Resource America, Inc. dated October 5, 1999. (1)
     10.12     Employment Agreement between Jonathan Z. Cohen and Resource America, Inc. dated October 5, 1999. (5)
     10.13     Employment Agreement between Nancy J. McGurk and Resource America, Inc. dated October 5, 1999. (1)
     10.14     Resource America, Inc. 1989 Key Employee Stock Option Plan, as amended. (6)
     10.15     Resource America, Inc. 1997 Key Employee Stock Option Plan. (7)
     10.16     Resource America, Inc. 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan. (7)
     10.17     Resource America, Inc. 1999 Key Employee Stock Option Plan. (8)
     10.18     Employment Agreement between Edward E. Cohen and Resource America, Inc. (9)
     10.19     Resource America, Inc. Employee Stock Ownership Plan. (10)
     10.20     Resource America, Inc. 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan. (11)
     10.21     Resource America, Inc. 2002 Key Employee Stock Option Plan. (12)
     12        Statements regarding computation of ratios. (13)
     21        Subsidiaries of the registrant. (13)
     23        Consent of Wright & Company. (13)
     99.1      Certification Pursuant to 302 of the Sarbannes Oxley Act of 2002.
     99.2      Certification Pursuant to 302 of the Sarbannes Oxley Act of 2002.
     99.3      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act
               of 2002.
     99.4      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act
               of 2002.

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

 _______________

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

                                             RESOURCE AMERICA, INC. (Registrant)
     October 31, 2003                        By: /s/ Edward E. Cohen
                                                 -------------------
                                             Chairman of the Board, President
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen       Chairman of the Board,                October 31, 2003
----------------------
EDWARD E. COHEN           President and Chief Executive Officer

/s/ Jonathan Z. Cohen     Director, Executive Vice President    October 31, 2003
----------------------    and Chief Operating Officer
JONATHAN Z. COHEN

/s/ Carlos C. Campbell    Director                              October 31, 2003
----------------------
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin       Director                              October 31, 2003
----------------------
ANDREW M. LUBIN

/s/ P. Sherrill Neff      Director                              October 31, 2003
----------------------
P. SHERRILL NEFF

/s/ Alan D. Schreiber     Director                              October 31, 2003
----------------------
ALAN D. SCHREIBER

/s/ John S. White         Director                              October 31, 2003
----------------------
JOHN S. WHITE

/s/ Steven J. Kessler     Senior Vice President                 October 31, 2003
----------------------    and Chief Financial Officer
STEVEN J. KESSLER

/s/ Nancy J. McGurk       Vice President-Finance                October 31, 2003
----------------------    and Chief Accounting Officer
NANCY J. McGURK