Form 10-Q/A
period 2002-12-31
RESOURCE AMERICA INC
filed 2003-10-31
CIK 83402

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


                         Commission file number: 0-4408


                             RESOURCE AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           72-0654145
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

           1845 Walnut Street
              Suite 1000
           Philadelphia, PA                                   19103
---------------------------------------                     ----------
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

                      17,160,500 Shares      February 3, 2003

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT

                                 ON FORM 10-Q/A

                                                                                                         PAGE
                                                                                                         ----
PART I        FINANCIAL INFORMATION
     Item 1. Financial Statements

         Consolidated Balance Sheets - December 31, 2002 (Unaudited)
           and September 30, 2002...........................................................................2

         Consolidated Statements of Income (Unaudited)
           Three Months Ended December 31, 2002 and 2001....................................................3

         Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
           Three Months Ended December 31, 2002.............................................................4

         Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended December 31, 2002 and 2001....................................................5

         Notes to Consolidated Financial Statements (Unaudited)
           December 31, 2002...........................................................................6 - 15

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................................16 - 24

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................25 - 27

     Item 4.  Controls and Procedures......................................................................27

PART II       OTHER INFORMATION

     Item 5.  Other Information............................................................................28

     Item 6.  Exhibits and Reports on Form 8-K........................................................28 - 29

SIGNATURES.................................................................................................30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                          December 31,      September 30,
                                                                              2002             2002
                                                                          ------------      ------------
                                                                          (unaudited)
                                      ASSETS
  Current assets:
      Cash and cash equivalents.......................................     $  44,041         $  25,736
      Accounts receivable.............................................        27,332            16,060
      Assets held for disposal........................................             -             5,488
      Prepaid expenses................................................         3,038             2,696
                                                                           ---------         ---------
        Total current assets..........................................        74,411            49,980
  Investments in real estate loans and real estate....................       200,450           202,423
  Investment in RAIT Investment Trust.................................        27,485            29,580
  Property and equipment:
      Oil and gas properties and equipment (successful efforts).......       133,024           126,983
      Gas gathering and transmission facilities.......................        29,371            28,091
      Other...........................................................         8,541             8,390
                                                                           ---------         ---------
                                                                             170,936           163,464
  Less - accumulated depreciation, depletion and amortization.........       (46,917)          (44,287)
                                                                           ---------         ---------
        Net property and equipment....................................       124,019           119,177
  Goodwill............................................................        37,471            37,471
  Intangible assets...................................................         9,312             9,589
  Other assets........................................................        25,361            19,278
                                                                           ---------         ---------
                                                                           $ 498,509         $ 467,498
                                                                           =========         =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Current portion of long-term debt...............................     $   8,499         $   4,320
      Accounts payable................................................        16,346            12,378
      Accrued interest................................................         3,730             1,760
      Liabilities associated with assets held for disposal............             -            11,317
      Accrued liabilities.............................................         9,495             9,808
      Estimated income taxes..........................................             -               893
      Deferred revenue on drilling contracts..........................        22,194             4,948
                                                                            --------         ---------
        Total current liabilities.....................................        60,264            45,424
  Long-term debt:
      Senior..........................................................        65,336            65,336
      Non-recourse....................................................        76,970            68,220
      Other...........................................................        23,703            17,634
                                                                            --------         ---------
                                                                             166,009           151,190
  Liabilities associated with assets held for disposal................             -             3,144
  Asset retirement obligations........................................         3,300                 -
  Deferred revenue and other liabilities..............................         1,174             1,074
  Deferred income taxes...............................................        15,376            13,733
  Minority interest...................................................        19,164            19,394
  Commitments and contingencies.......................................             -                 -
  Stockholders' equity:
      Preferred stock, $1.00 par value: 1,000,000 authorized shares...             -                 -
      Common stock, $.01 par value; 49,000,000 authorized shares......           250               250
      Additional paid-in capital......................................       223,766           223,824
      Less treasury stock, at cost....................................       (76,330)          (74,828)
      Less ESOP loan receivable.......................................        (1,193)           (1,201)
      Accumulated other comprehensive income..........................         5,947             5,911
      Retained earnings...............................................        80,782            79,583
                                                                           ---------         ---------
        Total stockholders' equity....................................       233,222           233,539
                                                                           ---------         ---------
                                                                           $ 498,509         $ 467,498
                                                                           =========         =========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                               Three Months Ended
                                                                                    December 31,
                                                                          ----------------------------
                                                                            2002                2001
                                                                          --------             -------
 REVENUES:
      Energy..............................................................$ 17,960             $ 28,757
      Real estate finance.................................................   3,159                3,684
      Interest and other..................................................   2,268                1,341
                                                                          --------             --------
                                                                            23,387               33,782

  COSTS AND EXPENSES:
      Energy..............................................................  10,986               20,601
      Real estate finance.................................................     846                  523
      General and administrative..........................................   1,598                1,266
      Depreciation, depletion and amortization............................   2,983                2,797
      Interest............................................................   3,338                3,315
      Provision for possible losses.......................................     373                  150
      Minority interest in Atlas Pipeline Partners, L.P...................     645                  753
                                                                          --------             --------
                                                                            20,769               29,405

  Income from continuing operations before income taxes...................   2,618                4,377
  Provision for income taxes..............................................     837                1,447
                                                                          --------             --------
  Income from continuing operations.......................................   1,781                2,930

  Discontinued operations:
      Loss on discontinued operations, net of income tax benefit of $354..       -                 (741)
                                                                          --------             --------
      Net income..........................................................$  1,781             $  2,189
                                                                          ========             ========
  Net income (loss) per common share - basic:
  From continuing operations..............................................     .10             $    .17
  Discontinued operations.................................................       -                 (.04)
                                                                          --------             --------
  Net income per common share - basic.....................................     .10             $    .13
                                                                          ========             ========
  Weighted average common shares outstanding..............................$ 17,369               17,432
                                                                          ========             ========
  Net income (loss) per common share - diluted:
  From continuing operations..............................................     .10             $    .17
  Discontinued operations.................................................       -                 (.05)
                                                                          --------             --------
  Net income per common share - diluted...................................     .10             $    .12
                                                                          ========             ========
  Weighted average common shares outstanding..............................$ 17,647               17,749
                                                                          ========             ========


           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 2002
                                   (Unaudited)
                        (in thousands, except share data)



                                                Common stock          Additional        Treasury Stock
                                          -----------------------      Paid-In      ----------------------
                                             Shares       Amount       Capital       Shares         Amount
                                          ----------------------------------------------------------------
Balance, October 1, 2002..................   25,044,066   $  250     $ 223,824    (7,623,198)    $ (74,828)

Treasury shares issued....................                                 (58)        4,503            95

Purchase of treasury shares...............                                          (202,950)       (1,597)

Other comprehensive income................

Cash dividends ($.033 per share)..........

Repayment of ESOP Loan....................

Net income................................
                                             ----------   ------     ---------     ---------     ---------
Balance, December 31, 2002................   25,044,066   $  250     $ 223,766    (7,821,645)    $ (76,330)
                                             ==========   ======     =========     =========     =========



[STUBBED]

                                                      Accumulated
                                             ESOP        Other                        Totals
                                             Loan     Comprehensive     Retained   Stockholders'
                                          Receivable     Income         Earnings      Equity
                                          ------------------------------------------------------
Balance, October 1, 2002.................. $ (1,201)     $  5,911       $ 79,583     $ 233,539

Treasury shares issued....................                                                  37

Purchase of treasury shares...............                                              (1,597)

Other comprehensive income................                     36                           36

Cash dividends ($.033 per share)..........                                  (582)         (582)

Repayment of ESOP Loan....................        8                                          8

Net income................................                                 1,781         1,781
                                           --------      --------       --------     ---------
Balance, December 31, 2002................ $ (1,193)     $  5,947       $ 80,782     $ 233,222
                  === =====                ========      ========       ========     =========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                      Three Months Ended
                                                                                           December 31,
                                                                                 ---------------------------
                                                                                      2002           2001
                                                                                     ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income....................................................................   $  1,781         $  2,189
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion and amortization..................................      2,983            2,797
      Amortization of discount on senior notes and deferred finance costs.......        333              251
      Provision for possible losses.............................................        373              150
      Minority interest in Atlas Pipeline Partners, L.P.........................        645              753
      Equity in loss (earnings) of equity investee..............................        348              (87)
      Loss on discontinued operations...........................................          -              741
      Non-cash compensation.....................................................         36               83
      Deferred income taxes.....................................................      1,573              390
      Accretion of discount.....................................................       (695)          (1,201)
      Collection of interest....................................................         91                -
      (Gain) loss on asset dispositions.........................................       (818)              14
      Gain on sale of RAIT Investment Trust shares..............................       (969)               -
      Property impairments and abandonments.....................................          6                6
  Changes in operating assets and liabilities ..................................     10,126           (1,529)
                                                                                   --------         --------
  Net cash provided by operating activities.....................................     15,813            4,557

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................     (4,185)          (3,957)
  Principal payments on notes receivable........................................      3,764              687
  Proceeds from sale of assets..................................................          6                5
  Proceeds from sale (purchase of) RAIT Investment Trust shares.................      3,401           (1,890)
  Increase in other assets......................................................     (5,963)            (106)
  Investments in real estate loans and ventures.................................     (1,160)          (6,534)
  Decrease in other liabilities.................................................        (72)             (50)
                                                                                   --------         --------
  Net cash used in investing activities.........................................     (4,209)         (11,845)
                                                                                   --------         --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings....................................................................     42,695           49,083
  Principal payments on borrowings..............................................    (26,828)         (48,768)
  Dividends paid to minority interest of Atlas Pipeline Partners, L.P...........       (875)            (973)
  Dividends paid................................................................       (582)            (582)
  Repayment of ESOP loan........................................................          8                8
  Treasury shares purchased.....................................................     (1,597)            (298)
  Increase in other assets......................................................       (496)             (62)
                                                                                   --------         --------
  Net cash provided by (used in) financing activities...........................     12,325           (1,592)
                                                                                   --------         --------
  Net cash used in discontinued operations......................................     (5,624)            (262)
                                                                                   --------         --------
  Increase (decrease) in cash and cash equivalents..............................     18,305           (9,142)
  Cash and cash equivalents at beginning of period..............................     25,736           48,648
                                                                                   --------         --------
  Cash and cash equivalents at end of period....................................  $  44,041         $ 39,506
                                                                                  =========         ========



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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

     The following table presents comprehensive income for the periods indicated:

                                                                                             Three Months Ended
                                                                                                December 31,
                                                                                       -----------------------------
                                                                                         2002                 2001
                                                                                        ------               ------
                                                                                                 (in thousands)
  Net income....................................................................       $  1,781              $ 2,189

  Other comprehensive income (loss):
      Unrealized gain on investment in RAIT Investment Trust:
        Unrealized holding gain arising during the period, net of taxes of
           $442 and $206........................................................            858                  400
        Less: reclassification adjustment for gain realized in net income.......           (610)                   -
                                                                                       --------              -------
              Change in unrealized gain.........................................            248                  400
      Unrealized (loss) gain on natural gas futures and option contracts,
        net of taxes of $95 and ($39)...........................................           (212)                  73
                                                                                       --------              -------
                                                                                             36                  473
                                                                                       --------              -------
  Comprehensive income..........................................................       $  1,817              $ 2,662
                                                                                       ========              =======

                                                                                     At December 31,     At September 30,
                                                                                          2002                 2002
                                                                                     ---------------     ----------------
                                                                                                (in thousand)
  Accumulated other comprehensive income (loss) is related to the following items, net of taxes:
    Marketable securities - unrealized gains.................................          $  6,371              $ 6,144
    Unrealized hedging losses................................................              (424)                (233)
                                                                                       --------              -------
                                                                                       $  5,947              $ 5,911
                                                                                       ========              =======

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

         The following table discloses the pre-tax unrealized gains relating to the Company's investment in RAIT at the periods indicated:

                                                                        At December 31,   At September 30,
                                                                             2002              2002
                                                                        ---------------   ----------------
                                                                                (in thousands)

Cost................................................................      $  17,924          $ 20,268
Unrealized gains....................................................          9,561             9,312
                                                                          ---------          --------
Estimated fair value................................................      $  27,485          $ 29,580
                                                                          =========          ========

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

         The following table provides information about other financial instruments at the dates indicated:

                                                    December 31, 2002                 September 30, 2002
                                              -----------------------------       ---------------------------
                                              Carrying          Estimated          Carrying       Estimated
                                               Amount           Fair Value           Amount      Fair Value
                                              ---------        ------------       ----------    -------------
                                                   (in thousands)                        (in thousands)
  Energy debt................................ $ 58,255           $ 58,255          $ 49,345         $ 49,345
  Real estate finance debt...................   32,791             32,791            33,214           33,214
  Senior debt................................   65,336             67,623            65,336           67,623
  Other debt.................................   18,126             18,126             7,615            7,615
                                              --------           --------          --------         --------
                                              $174,508           $176,795          $155,510         $157,797
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

         The components of basic and diluted earnings per share for each year were as follows:

                                                           Three Months Ended
                                                              December 31,
                                                       ------------------------
                                                            (in thousands)
                                                        2002              2001
                                                       -------          -------
  Income from continuing operations..................  $ 1,781          $ 2,930
  Loss from discontinued operations..................        -             (741)
                                                       -------          -------
  Net income.........................................  $ 1,781          $ 2,189
                                                       =======          =======

  Basic average shares of common stock outstanding...   17,369           17,432
  Dilutive effect of stock option and award plans....      278              317
                                                       -------          -------
  Dilutive average shares of common stock............   17,647           17,749
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

         Supplemental disclosure of cash flow information:

                                                                                 Three Months Ended
                                                                                    December 31,
                                                                              ------------------------
                                                                                2002             2001
                                                                               ------          -------
                                                                                   (in thousands)
  Cash paid during the period for:
      Interest...............................................................  $1,035          $   891
      Income taxes...........................................................  $    -          $ 1,500
  Non-cash activities include the following:
      Receipt of a note in connection with  the sale of a real estate loan...  $1,350          $     -

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS - (Continued)

         Changes in the carrying amount of goodwill for the periods indicated are as follows:

                                                                             Three Months Ended          Year Ended
                                                                                December 31,            September 30,
                                                                             ------------------         -------------
                                                                             2002          2001             2002
                                                                             ----          ----         -------------
                                                                                 (unaudited)
                                                                                         (in thousands)
Goodwill at beginning of period (less accumulated
    amortization of $4,796, $4,069 and $4,063).........................    $ 37,471       $31,420         $31,420
Additions to goodwill related to prior year asset acquisitions.........           -             -              15
Atlas Pipeline goodwill amortization, whose fiscal year
   began January 1, 2002, at which time it adopted SFAS 142............           -            (6)            (22)
Leasing platform transferred from goodwill to other assets
    in ...................accordance with SFAS 142 (net of accumulated
    amortization of $587)..............................................           -             -            (331)
Syndication network reclassified from other assets
    in accordance with SFAS 142 (net of accumulated
    amortization of $711)..............................................           -             -           6,389
Goodwill at end of period (net of accumulated
                                                                           --------       -------         -------
    amortization of $4,209, $4,069 and $4,209).........................    $ 37,471       $31,414         $37,471
                                                                           ========       =======         =======

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

                                                 December 31,  September 30,
                                                     2002           2002
                                                 ------------  -------------
                                                       (in thousands)
Partnership management and operating contracts...  $14,383        $14,343
Leasing platform.................................      918            918
                                                   -------        -------
                                                    15,301         15,261
Accumulated amortization.........................   (5,989)        (5,672)
                                                   -------        -------
Intangible assets, net...........................  $ 9,312        $ 9,589
                                                   =======        =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 3 - GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS - (Continued)

Other Assets

         The following table provides information about other assets at the dates indicated.

                                                                 December 31,  September 30,
                                                                    2002          2002
                                                                ------------   -------------
                                                                       (in thousands)
  Deferred financing costs (net of accumulated amortization
      of $4,075 and $3,742).....................................  $  2,262        $ 2,122
  Equity method investments in and advances to Trapeza entities.     4,361          3,085
  Investments at lower of cost or market........................     6,081          6,137
  Other.........................................................    12,657          7,934
                                                                  --------        -------
                                                                  $ 25,361        $19,278
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

                                                              Three Months Ended
                                                                 December 31,
                                                          --------------------------
                                                            2002             2001
                                                          --------        ----------
                                                                (in thousands)
  Loan balance, beginning of period...................... $ 187,542       $ 192,263
  New loan...............................................     1,350               -
  Addition to existing loans.............................     1,160           6,261
  Accretion of discount (net of collection of interest)..       695           1,201
  Collections of principal...............................    (4,393)              -
                                                          ---------       ---------
  Loan balance, end of period............................   186,354         199,725
  Real estate balance, end of period.....................    17,949          16,723
  Allowances for possible losses.........................    (3,853)         (2,679)
                                                          ---------       ---------
  Balance, loans and real estate, end of period.......... $ 200,450       $ 213,769
                                                          =========       =========

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

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans and real estate for the periods indicated.

                                                            Three Months Ended
                                                               December 31,
                                                          ----------------------
                                                           2002            2001
                                                          ------          ------
                                                               (in thousands)
  Balance, beginning of period........................... $3,480          $2,529
  Provision for possible losses..........................    373             150
                                                          ------          ------
  Balance, end of period................................. $3,853          $2,679
                                                          ======          ======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)

NOTE 5 - DEBT

         Total debt consists of the following:

                                                  December 31,     September 30,
                                                      2002             2002
                                                  ------------     -------------
                                                         (in thousands)
  Senior debt....................................  $ 65,336          $ 65,336

  Non-recourse debt:
      Energy:
        Revolving and term bank loans............    58,095            49,345
      Real estate finance:
        Revolving credit facilities..............    18,000            18,000
        Other....................................       875               875
                                                   --------          --------
           Total non-recourse debt...............    76,970            68,220
  Other debt.....................................    32,202            21,954
                                                   --------          --------
                                                    174,508           155,510
  Less current maturities........................     8,499             4,320
                                                   --------          --------
                                                   $166,009          $151,190
                                                   ========          ========

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

         Summarized operating results of the discontinued Optiron operations are as follows:
                                                             Three Months Ended
                                                                December 31,
                                                             -------------------
                                                              2002         2001
                                                             ------       ------
                                                               (in thousands)
  Loss from discontinued operations before income taxes..... $   -      $(1,095)
  Income tax benefit........................................     -          354
                                                             -----      -------
  Loss from discontinued operations......................... $   -      $  (741)
                                                             =====      =======

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


Three Months Ended December 31, 2002 (in thousands)

                                           Production
                                Well           and          Other       Real Estate       All
                              Drilling     Exploration    Energy (a)      Finance        Other      Eliminations      Total
                              --------     -----------    ----------    -----------      -----      ------------      -----
Revenues from
  external customers........  $6,583         $8,069        $ 3,487     $   3,177      $  2,158         $(87)       $ 23,387
Interest income.............       -              -             91            18           229          (87)            251
Interest expense............       -            615             15           418         2,377          (87)          3,338
Depreciation and                   -          1,932            940            66            45            -           2,983
    amortization............
Segment profit..............    (127)         3,620           (529)        1,474        (1,820)           -           2,618
Other significant items:
    Segment assets..........   6,884        137,117         56,376       201,637        96,495            -         498,509

---------------------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
                                   (Unaudited)


Three Months Ended December 31, 2001 (in thousands)

                                            Production
                                Well           and          Other       Real Estate        All
                              Drilling     Exploration    Energy (a)       Finance        Other     Eliminations      Total
                              --------     -----------    ----------    -----------       -----     ------------      -----
Revenues from
  external customers........   $17,981        $7,326       $4,695         $3,716       $    127         $(63)        $33,782
Interest income.............         -             -          181             46            183          (63)            347
Interest expense............         -           477           28            569          2,304          (63)          3,315
Depreciation and                     -         1,910          830             56              1            -           2,797
    amortization............
Segment profit..............     1,393         2,775          220          2,418         (2,429)                       4,377

---------------------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.

         Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto, including interest, provision for possible losses and depreciation, depletion and amortization, excluding general corporate expenses.

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement which expires March 2009 to sell the majority of its existing and future production to an affiliate of First Energy Corporation ("FEC"). Pricing under the contract is established by index-based formulas which the Company negotiates annually. Approximately 80% of the Company's current production was dedicated to the performance of this agreement for the nine month period ended December 31, 2002. Payments from the affiliate are guaranteed by its parent, FEC, a publicly-traded company (NYSE:FE).

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

Overview of First Quarter of Fiscal 2003

         Our operating results and financial condition for the first quarter of fiscal 2003 reflect the continuing importance to us of our energy operations, as shown in the following tables:

                   Revenues as a Percent of Total Revenues (1)

                                                         Three Months Ended
                                                             December 31,
                                                       -------------------------
                                                         2002            2001
                                                        ------          ------
  Energy (2)........................................      77%             85%
  Real estate finance...............................      14%             11%

                     Assets as a Percent of Total Assets (3)

                                                   December 31,    September 30,
                                                       2002            2002
                                                   ------------    -------------
  Energy............................................   40%             39%
  Real estate finance...............................   40%             44%

------------------------------
(1) We attribute the balance (9% and 4% for the three months ended December 31, 2002 and 2001, respectively) to revenues derived from assets which do not meet the definition of a business segment and corporate assets such as cash, common shares held in RAIT Investment Trust and other corporate investments.
(2) Energy revenues decreased in the first fiscal quarter ended December 31, 2002 as compared to the first fiscal quarter ended December 31, 2001, as a result of the timing of drilling funds raised and subsequently converted to earnings as wells are drilled. We expect this ratio to increase for the remaining quarters of fiscal 2003.
(3) We attribute the balance (20% and 17% at December 31, 2002 and September 30, 2002, respectively) to assets which do not meet the definition of a business segment and corporate assets , as referred to in (1) above.

Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production costs per equivalent unit in our energy operations during the periods indicated:


                                                         Three Months Ended
                                                             December 31,
                                                     ---------------------------
                                                       2002               2001
                                                     --------           --------
                                                           (in thousands)
  Revenues:
      Production..............................       $  8,069           $  7,326
      Well drilling...........................          6,583             17,981
      Well services...........................          1,900              2,098
      Transportation..........................          1,408              1,352
                                                     --------           --------
                                                     $ 17,960           $ 28,757
                                                     ========           ========
  Costs and expenses:
      Production and exploration..............       $  1,586           $  2,042
      Well drilling...........................          5,725             15,620
      Well services...........................            855                917
      Transportation..........................            591                567
      Non-direct..............................          2,229              1,455
                                                     --------           --------
                                                     $ 10,986           $ 20,601
                                                     ========           ========
                                                         Three Months Ended
                                                              December 31,
                                                     ---------------------------
                                                       2002               2001
                                                     --------           --------
  Revenues (in thousands):
      Gas (1).................................       $  7,050          $  6,413
      Oil.....................................       $  1,016          $    908

  Production volumes:
      Gas (Mcf/day) (1) (2)...................         19,346            20,577
      Oil (Bbls/day) (2)......................            447               533

  Average sales prices:
      Gas (per Mmcf) (2)(3)...................       $   3.96           $  3.39
      Oil (per Bbl)...........................       $  24.71           $ 18.53

  Production costs: (4)
      As a percent of production revenues.....             19%               22%
      Per equivalent Mcfe.....................       $    .76           $   .74

--------------------
(1)   Excludes sales of residual gas and sales to landowners.
(2) As used in this discussion, "Mcf" and Mmcf" means thousand cubic feet and million cubic feet; "Mcfe" and Mmcfe" means thousand cubic feet equivalent and million cubic feet equivalent, and "Bbls" means barrels. Bbls are converted to Mcfs equivalent using the ratio of six Mcfs to one Bbl.
(3) Our average sales price before the effects of hedging was $4.01 for the quarter ended December 31, 2002. No contracts were settled for the quarter ended December 31, 2001.
(4) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance, gathering charges and production overhead.

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

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                         Three Months Ended
                                                            December 31,
                                                     -----------------------
                                                      2002            2001
                                                     -------        --------
                                                          (in thousands)
  Revenues:
      Interest...................................... $ 1,931        $ 2,328
      Accreted discount.............................     695          1,201
      Gain on resolution of loan....................     813              -
      Equity in (loss) earnings of equity investee..    (348)            87
      Net rental and fee income.....................      68             68
                                                     -------        -------
                                                     $ 3,159        $ 3,684
                                                     =======        =======

  Costs and expenses................................ $   846        $   523
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

Results of Operations: Other Revenues, Costs and Expenses

         Our interest and other income was $2.3 million in the first quarter of fiscal 2003, an increase of $927,000 (69%) as compared to $1.3 million for the first quarter of fiscal 2002. The following table sets forth information relating to interest and other income during the periods indicated:

                                                          Three Months Ended
                                                             December 31,
                                                        --------------------
                                                         2002          2001
                                                        -------       ------
                                                            (in thousands)
Interest income....................................     $   251       $  347
Dividend income....................................         789          804
Gains (losses) on sale of assets...................         974          (14)
Other..............................................         254          204
                                                        -------       ------
                                                        $ 2,268       $1,341
                                                        =======       ======

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

                                                          Three Months Ended
                                                             December 31,
                                                    ---------------------------
                                                      2002               2001
                                                    --------           --------
                                                            (in thousands)
  Provided by operations..........................  $ 15,813           $  4,557
  Used in investing activities....................    (4,209)           (11,845)
  Provided by (used in) financing activities......    12,325             (1,592)
  Used in discontinued operations.................    (5,624)              (262)
                                                    --------           --------
                                                    $ 18,305           $ (9,142)
                                                    ========           ========

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

                                                                                     Payments Due By Period
                                                                                         (in thousands)
                                                                --------------------------------------------------------------
 Contractual cash obligations:                                  Less than            1 - 3             4 - 5          After 5
                                                 Total            1 Year             Years             Years           Years
                                               ---------        ----------         ---------          -------         -------
   Long-term debt...........................   $ 174,508          $ 8,499          $ 164,067          $ 1,942          $   -
   Capital lease obligations................           -                -                  -                -              -
   Operating leases.........................       4,720            1,434              2,021            1,157            108
   Unconditional purchase obligations.......           -                -                  -                -              -
   Other long-term obligations..............           -                -                  -                -              -
                                               ---------          -------          ---------          -------          -----
   Total contractual cash obligations.......   $ 179,228          $ 9,933          $ 166,088          $ 3,099          $ 108
                                               =========          =======          =========          =======          =====




                                                                           Amount of Commitment Expiration Per Period
                                                                                         (in thousands)
                                                                ---------------------------------------------------------------
 Other commercial commitments:                                   Less than           1 - 3             4 - 5          After 5
                                                 Total            1 Year             Years             Years           Years
                                                --------        ----------          --------          -------         --------
   Lines of credit........................     $   6,048         $  5,048           $  1,000          $     -         $      -
   Standby letter of credit...............           905                -                905                -                -
   Guarantees.............................         3,176              980              2,196                -                -
   Standby replacement commitments........        10,533            5,860              4,673                -                -
   Other commercial commitments...........       194,482            2,979             61,051            3,971          126,481
                                               ---------         --------           --------          -------         --------
   Total commercial commitments...........     $ 215,144         $ 14,867           $ 69,825          $ 3,971         $126,481
                                               =========         ========           ========          =======         ========

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

      Open            Volumes of          Settlement Date     Weighted Average     Unrealized
    Contracts      Natural Gas (Dth)        Quarter Ended      Price Per Dth         Losses
  --------------   ----------------      ----------------    ----------------     ----------
       59               177,000          March 2003               3.56           $(185,800)

      105               315,000          June 2003                3.57            (273,100)

       67               201,000          September 2003           3.63            (163,600)
     ----              --------                                                  ---------
      231               693,000                                  $3.58           $(622,500)
     ====              ========                                  =====           =========

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - (Continued)

(b)      Reports on Form 8-K
         None
-----------------
(1)      Filed  previously  as an  exhibit  to our  Current  Report on Form 8-K filed on May 18,  2000 and by this  reference incorporated herein.
(2)      Filed  previously as an exhibit to our Quarterly  Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(3)      Filed  previously  as an exhibit to our  Quarterly  Report on Form 10-Q for the quarter  ended March 31, 1997 and by this reference incorporated herein.
(4)      Filed  previously as an exhibit to our Annual Report on Form 10-K for the year ended  September 30, 2001 and by this reference incorporated herein.
(5)      Filed  previously as an exhibit to our Annual Report on Form 10-K for the year ended  September 30, 1999 and by this reference incorporated herein.
(6)      Filed  previously as an exhibit to our Annual Report on Form 10-K for the year ended  September 30, 2000 and by this reference incorporated herein.
(7)      Filed  previously as an exhibit to our Quarterly  Report on Form 10-Q for the quarter ended December 31, 2000 and by this reference incorporated herein.
(8)      Filed  previously as an exhibit to our Quarterly  Report on Form 10-Q for the quarter ended December 31, 2002 and by this reference incorporated herein.
(9)      Filed previously as an exhibit to our Registration Statement on Form S-4 (File No. 333-103084) on February 11, 2003
         and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             RESOURCE AMERICA, INC.
                                             (Registrant)

Date: October 31, 2003                       By: /s/ Steven J. Kessler
                                                 ---------------------
                                                 STEVEN J. KESSLER
                                                 Senior Vice President and
                                                 Chief Financial Officer

Date: October 31, 2003                       By: /s/ Nancy J. McGurk
                                                 -------------------
                                                 NANCY J. McGURK
                                                 Vice President-Finance and
                                                 Chief Accounting Officer

                                                                    Exhibit 99.1


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

               Date:  October 31, 2003
               /s/ Edward E. Cohen
               Edward E. Cohen
               Chairman of the Board, President and Chief Executive Officer