Form 10-Q/A
period 2003-03-31
RESOURCE AMERICA INC
filed 2003-10-31
CIK 83402

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


                         Commission file number: 0-4408


                             RESOURCE AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              72-0654145
-------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1845 Walnut Street
Suite 1000
Philadelphia, PA                                                19103
----------------------------------------                  -------------------
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

                                                                                                                      PAGE
                                                                                                                      ----
PART I        FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Consolidated Balance Sheets - March 31, 2003 (Unaudited)
                    and September 30, 2002....................................................................            2

                 Consolidated Statements of Income (Unaudited)
                    Three Months and Six Months Ended March 31, 2003 and 2002.................................            3

                 Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    Six Months Ended March 31, 2003...........................................................            4

                 Consolidated Statements of Cash Flows (Unaudited)
                    Six Months Ended March 31, 2003 and 2002..................................................            5

                 Notes to Consolidated Financial Statements - March 31, 2003 (Unaudited)......................       6 - 16

     Item 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................................................      17 - 26

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk...................................      27 - 28

     Item 4.     Controls and Procedures......................................................................           29

PART II       OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K.............................................................      30 - 31

SIGNATURES....................................................................................................           32

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                          March 31,           September 30,
                                                                                            2003                  2002
                                                                                       --------------        --------------
                                                                                         (unaudited)
                                      ASSETS
  Current assets:
      Cash and cash equivalents.................................................       $       27,583        $       25,736
      Accounts receivable.......................................................               16,670                16,060
      Assets held for disposal..................................................                    -                 5,488
      Prepaid expenses..........................................................                4,599                 2,696
                                                                                       --------------        --------------
        Total current assets....................................................               48,852                49,980
  Investments in real estate loans and real estate..............................              201,425               202,423
  Investment in RAIT Investment Trust...........................................               24,527                29,580
  Property and equipment:
      Oil and gas properties and equipment (successful efforts).................              140,482               126,983
      Gas gathering and transmission facilities.................................               30,569                28,091
      Other.....................................................................                8,715                 8,390
                                                                                       --------------        --------------
                                                                                              179,766               163,464
  Less - accumulated depreciation, depletion and amortization...................              (49,681)              (44,287)
                                                                                       --------------        --------------
        Net property and equipment..............................................              130,085               119,177
  Goodwill......................................................................               37,471                37,471
  Intangible assets.............................................................                8,971                 9,589
  Other assets..................................................................               18,763                19,278
                                                                                       --------------        --------------
                                                                                       $      470,094        $      467,498
                       LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Current portion of long-term debt.........................................       $        3,731        $        4,320
      Accounts payable..........................................................               16,151                12,378
      Accrued interest..........................................................                1,628                 1,760
      Liabilities associated with assets held for disposal......................                    -                11,317
      Accrued liabilities.......................................................               11,029                 9,808
      Estimated income taxes....................................................                  812                   893
      Deferred revenue on drilling contracts....................................                9,034                 4,948
                                                                                       --------------        --------------
        Total current liabilities...............................................               42,385                45,424
  Long-term debt:
      Senior....................................................................               65,336                65,336
      Non-recourse..............................................................               65,722                68,220
      Other.....................................................................               23,283                17,634
                                                                                       --------------        --------------
                                                                                              154,341               151,190
  Liabilities associated with assets held for disposal..........................                   --                 3,144
  Asset retirement obligations..................................................                3,300                    --
  Deferred revenue and other liabilities........................................                  802                 1,074
  Deferred income taxes.........................................................               15,943                13,733
  Minority interest.............................................................               19,140                19,394
  Commitments and contingencies.................................................                   --                    --
  Stockholders' equity:
      Preferred stock, $1.00 par value: 1,000,000 authorized shares.............                   --                    --
      Common stock, $.01 par value; 49,000,000 authorized shares................                  251                   250
      Additional paid-in capital................................................              223,747               223,824
      Less treasury stock, at cost..............................................              (77,651)              (74,828)
      Less ESOP loan receivable.................................................               (1,185)               (1,201)
      Accumulated other comprehensive income....................................                5,718                 5,911
      Retained earnings.........................................................               83,303                79,583
                                                                                       --------------        --------------
        Total stockholders' equity..............................................              234,183               233,539
                                                                                       --------------        --------------
                                                                                       $      470,094        $      467,498
                                                                                       ==============        ==============

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                        Three Months Ended            Six Months Ended
                                                                            March 31,                     March 31,
                                                                     ------------------------     ------------------------
                                                                       2003           2002          2003            2002
                                                                     ---------      ---------     ---------       ---------
                                                                            (in thousands, except per share data)
  REVENUES:
     Energy.....................................................     $  36,336      $  26,670     $  54,296      $  55,427
     Real estate finance........................................         3,489          5,620         6,648          9,304
     Equity earnings in Trapeza entities........................           108             --           108             --
     Interest and other.........................................         1,736          1,913         4,004          3,254
                                                                     ---------      ---------     ---------      ---------
                                                                        41,669         34,203        65,056         67,985
  COSTS AND EXPENSES:
     Energy.....................................................        25,830         20,260        36,816         40,861
     Real estate finance........................................           937            464         1,783            987
     General and administrative.................................         1,306          1,574         2,904          2,840
     Provision for legal settlement.............................         1,185             --         1,185             --
     Depreciation, depletion and amortization...................         3,103          2,583         6,086          5,380
     Interest...................................................         3,071          3,077         6,409          6,392
     Provision for possible losses..............................           800            650         1,173            800
     Minority interest in Atlas Pipeline Partners, L.P..........           884            642         1,529          1,395
                                                                     ---------      ---------     ---------      ---------
                                                                        37,116         29,250        57,885         58,655
                                                                     ---------      ---------     ---------      ---------
  Income from continuing operations before income taxes.........         4,553          4,953         7,171          9,330
  Provision for income taxes....................................         1,458          1,640         2,295          3,087
                                                                     ---------      ---------     ---------      ---------
  Income from continuing operations.............................         3,095          3,313         4,876          6,243

  Discontinued operations:
     Loss on discontinued operations, net of tax benefit of
       $94 and $448.............................................            --           (175)           --           (916)
                                                                     ---------      ---------     ---------      ---------
  Net income....................................................     $   3,095      $   3,138     $   4,876      $   5,327
                                                                     =========      =========     =========      =========

  Net income per common share - basic:
     From continuing operations.................................     $     .18      $     .19     $     .28      $     .36
     From discontinued operations...............................            --           (.01)           --           (.05)
                                                                     ---------      ---------     ---------      ---------
  Net income per common share - basic...........................     $     .18      $     .18     $     .28      $     .31
                                                                     =========      =========     =========      =========
  Weighted average common shares outstanding....................        17,118         17,444        17,245         17,438
                                                                     =========      =========     =========      =========
  Net income per common share - diluted:
     From continuing operations.................................     $     .18      $     .19     $     .28      $     .35
     From discontinued operations...............................            --           (.01)           --           (.05)
                                                                     ---------      ---------     ---------      ---------
  Net income per common share - diluted.........................     $     .18      $     .18     $     .28      $     .30
                                                                     =========      =========     =========      =========
  Weighted average common shares................................        17,398         17,785        17,524         17,768
                                                                     =========      =========     =========      =========


          See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)
                        (in thousands, except share data)


                                                    Common stock          Additional         Treasury Stock
                                             --------------------------    Paid-In      -------------------------
                                                 Shares       Amount       Capital       Shares         Amount
                                             -----------------------------------------------------------------------
Balance, October 1, 2002..................       25,044,066   $     250   $  223,824    (7,623,198)   $  (74,828)
Common shares issued......................           38,510           1          176
Treasury shares issued....................                                      (253)       19,759           415
Purchase of treasury shares...............                                                (389,950)       (3,238)
Other comprehensive income................
Cash dividends ($.066 per share)..........
Repayment of ESOP Loan....................
Net income................................
                                             -----------------------------------------------------------------------
Balance, March 31, 2003...................       25,082,576   $     251    $ 223,747    (7,993,389)   $  (77,651)
                                                 ==========   =========    =========    ==========    ==========

[RESTUBBED]

                                                            Accumulated
                                                ESOP           Other                        Totals
                                                Loan       Comprehensive     Retained    Stockholders'
                                             Receivable        Income        Earnings        Equity
                                             -----------------------------------------------------------
Balance, October 1, 2002..................    $  (1,201)    $      5,911    $   79,583     $   233,539
Common shares issued......................                                                         177
Treasury shares issued....................                                                         162
Purchase of treasury shares...............                                                      (3,238)
Other comprehensive income................                          (193)                         (193)
Cash dividends ($.066 per share)..........                                      (1,156)         (1,156)
Repayment of ESOP Loan....................           16                                             16
Net income................................                                       4,876           4,876
                                             -----------------------------------------------------------
Balance, March 31, 2003...................    $  (1,185)    $      5,718    $   83,303     $   234,183
                                              =========     ============    ==========     ===========

          See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   Six Months Ended
                                                                                                       March 31,
                                                                                              ---------------------------
                                                                                                 2003             2002
                                                                                              ----------       ----------
                                                                                                    (in thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................      $    4,876       $    5,327
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization............................................           6,086            5,380
    Amortization of discount on senior debt and deferred finance costs..................             650              504
    Provision for possible losses.......................................................           1,173              800
    Equity in earnings of equity investees..............................................            (108)              --
    Minority interest in Atlas Pipeline Partners, L.P...................................           1,529            1,395
    Loss on discontinued operations ....................................................              --              916
    Gain on asset dispositions..........................................................            (867)          (2,108)
    Gain on sale of RAIT Investment Trust shares........................................          (2,119)              --
    Property impairments and abandonments...............................................              12               12
    Deferred income taxes...............................................................           2,250            3,904
    Accretion of discount...............................................................          (1,409)          (2,186)
    Collection of interest..............................................................              91            4,969
    Non-cash compensation ..............................................................             162              303
  Changes in operating assets and liabilities...........................................           5,084          (17,343)
                                                                                              ----------       ----------
  Net cash provided by operating activities.............................................          17,410            1,873

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................................         (12,898)         (11,780)
  Principal payments on notes receivable and proceeds from sales of assets..............           4,578           20,824
  Proceeds from sale (purchase of) RAIT Investment Trust shares.........................           7,357           (1,890)
  Increase in other assets..............................................................          (2,824)            (464)
  Investments in real estate loans and ventures.........................................          (2,133)          (9,121)
  Decrease in other liabilities.........................................................             (29)              --
                                                                                              ----------       ----------
  Net cash used in investing activities.................................................          (5,949)          (2,431)

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings............................................................................          64,139           73,866
  Principal payments on borrowings......................................................         (61,253)         (85,933)
  Dividends paid .......................................................................          (1,156)          (1,162)
  Distributions paid to minority interests of Atlas Pipeline Partners, L.P..............          (1,751)          (1,913)
  Purchase of treasury stock............................................................          (3,238)            (493)
  Decrease in restricted cash...........................................................              --               33
  Repayment of ESOP loan................................................................              16               48
  Increase in other assets..............................................................            (772)            (241)
  Proceeds from issuance of stock.......................................................              25               --
                                                                                              ----------       ----------
  Net cash used in financing activities.................................................          (3,990)         (15,795)
                                                                                              ----------       ----------
  Net cash used in discontinued operations..............................................          (5,624)          (1,165)
                                                                                              ----------       ----------
  Increase (decrease) in cash and cash equivalents......................................           1,847          (17,518)
  Cash and cash equivalents at beginning of period......................................          25,736           48,648
                                                                                              ----------       ----------
  Cash and cash equivalents at end of period............................................      $   27,583       $   31,130
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

NOTE 1 -- MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

         The following table presents comprehensive income for the periods indicated:

                                                                       Three Months Ended            Six Months Ended
                                                                             March 31,                    March 31,
                                                                     ------------------------     ------------------------
                                                                       2003           2002          2003           2002
                                                                     ---------      ---------     ---------      ---------
                                                                                        (in thousands)
  Net income....................................................     $   3,095      $   3,138     $   4,876      $   5,327
  Other comprehensive income (loss):
    Unrealized gain on investment in RAIT
       Investment Trust:
       Unrealized holding gain arising during the period,
         net of taxes of $322, $1,797, $729, and $1,994.........           615          3,648         1,481          4,048
       Less: reclassification adjustment for gain realized
         in net income, net of taxes of $363 and $664...........          (738)            --        (1,356)            --
                                                                     ---------      ---------     ---------      ---------
                                                                          (123)         3,648           125          4,048
  Unrealized loss on natural gas futures and
    options contracts, net of taxes of $50, $91, $145 and $55...          (106)          (184)         (318)          (111)
                                                                     ---------      ---------     ---------      ---------
                                                                          (229)         3,464          (193)         3,937
                                                                     ---------      ---------     ---------      ---------
  Comprehensive income..........................................     $   2,866      $   6,602     $   4,683      $   9,264
                                                                     =========      =========     =========      =========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

                                                                                  At March 31,       At September 30,
                                                                                      2003                 2002
                                                                                  ------------       ----------------
                                                                                            (in thousand)
  Accumulated other comprehensive income (loss) is related to the following items, net of taxes:
    Marketable securities - unrealized gains.................................      $     6,269          $     6,144
    Unrealized hedging losses................................................             (551)                (233)
                                                                                   -----------          -----------
                                                                                   $     5,718          $     5,911
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

         The following table discloses the pre-tax unrealized gains relating to the Company's investment in RAIT at the dates indicated:

                                                                                   At March 31,       At September 30,
                                                                                      2003                  2002
                                                                                   -----------        ----------------
                                                                                            (in thousands)
Cost......................................................................         $   15,029            $   20,268
Unrealized gains..........................................................              9,498                 9,312
                                                                                   ----------            ----------
Estimated fair value......................................................         $   24,527            $   29,580
                                                                                   ==========            ==========

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Fair Value of Financial Instruments -- (Continued)

         The following table provides information about other financial instruments at the dates indicated:

                                                               March 31, 2003                    September 30, 2002
                                                       -----------------------------        ----------------------------
                                                         Carrying         Estimated          Carrying         Estimated
                                                          Amount         Fair Value           Amount         Fair Value
                                                       -----------      ------------       -----------       ------------
                                                              (in thousands)                       (in thousands)
  Energy non-recourse debt...................          $    47,722      $    47,722        $    49,345       $    49,345
  Real estate finance debt...................               31,480           31,480             33,214            33,214
  Senior debt................................               65,336           67,623             65,336            67,623
  Other debt.................................               13,534           13,534              7,615             7,615
                                                       -----------      -----------        -----------       -----------
                                                       $   158,072      $   160,359        $   155,510       $   157,797
                                                       ===========      ===========        ===========       ===========

Earnings Per Share

         The following table presents a reconciliation of the components used in the computation of net income per common share-basic and net income per common share-diluted for the periods indicated:

                                                                         Three Months Ended                 Six Months Ended
                                                                              March 31,                         March 31,
                                                                     --------------------------        --------------------------
                                                                         2003           2002               2003           2002
                                                                     --------------------------        --------------------------
                                                                                            (in thousands)
  Income from continuing operations.............................     $   3,095        $   3,313        $   4,876        $   6,243
  Loss from discontinued operations, net of taxes of $94
     and $448...................................................            --             (175)              --             (916)
                                                                     ---------        ---------        ---------        ---------
     Net income.................................................     $   3,095        $   3,138        $   4,876        $   5,327
                                                                     =========        =========        =========        =========

  Weighted average common shares outstanding-basic..............        17,118           17,444           17,245           17,438
  Dilutive effect of stock option and award plans...............           280              341              279              330
                                                                     ---------        ---------        ---------        ---------
  Weighted average common shares-diluted........................        17,398           17,785           17,524           17,768
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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                            March 31, 2003(Unaudited)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Supplemental Cash Flow Information

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                                                      Six Months Ended
                                                                                                          March 31,
                                                                                                  ------------------------
                                                                                                     2003          2002
                                                                                                  ----------    ----------
                                                                                                       (in thousands)
  Cash paid during the period for:
     Interest................................................................................     $   5,891      $   5,948
     Income taxes............................................................................     $      --      $   1,500

  Non-cash activities include the following:
     Receipt of a note in connection with the sale of a real estate loan.....................     $   1,350      $      --
     Leases transferred to LEAF's sponsored investment partnership...........................     $   3,550      $      --
     Debt transferred to LEAF's sponsored investment partnership.............................     $   3,550      $      --

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


                                                                        Three Months Ended            Six Months Ended
                                                                             March 31,                    March 31,
                                                                     ------------------------     ------------------------
                                                                        2003          2002           2003          2002
                                                                     ---------      ---------     ---------      ---------
                                                                             (in thousands, except per share data)
  Net income as reported........................................     $   3,095      $   3,313     $   4,876      $   6,243
  Stock-based employee compensation expense reported in net
   income, net of tax...........................................            --             --            --             --
  Total stock-based employee compensation under fair value
   method for all grants, net of tax............................          (376)          (528)         (751)        (1,056)
                                                                     ---------      ---------     ---------      ---------
  Pro forma net income..........................................     $   2,719      $   2,785     $   4,125      $   5,187
                                                                     =========      =========     =========      =========
  Net income per common share:
  Basic - as reported...........................................     $     .18      $     .18     $     .28      $     .31
  Basic - pro forma.............................................     $     .16      $     .16     $     .24      $     .30
  Diluted - as reported.........................................     $     .18      $     .18     $     .28      $     .30
  Diluted - pro forma...........................................     $     .16      $     .16     $     .24      $     .29

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 3 -- GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS -- (Continued)

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

                                                                                  At March 31,        At September 30,
                                                                                      2003                  2002
                                                                                  -----------         ---------------
                                                                                           (in thousands)
Partnership management and operating contracts............................        $    14,383           $    14,343
Leasing platform..........................................................                918                   918
                                                                                       15,301                15,261
Accumulated amortization..................................................             (6,330)               (5,672)
                                                                                  -----------           -----------
Intangible assets, net....................................................        $     8,971           $     9,589
                                                                                  ===========           ===========

Other Assets

         The following table provides information about other assets at the dates indicated.

                                                                                  At March 31,        At September 30,
                                                                                      2003                  2002
                                                                                  -----------         ---------------
                                                                                           (in thousands)
Deferred financing costs (net of accumulated amortization
    of $4,392 and $3,742)...................................................      $     2,244           $     2,122
Equity method investments in and advances to Trapeza entities...............            3,972                 3,085
Investments at lower of cost or market......................................            6,137                 6,137
Other.......................................................................            6,410                 7,934
                                                                                  -----------           -----------
                                                                                  $    18,763           $    19,278
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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 4 -- INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE


         The Company focuses its real estate activities on managing its existing real estate loan portfolio and one real estate partnership it sponsored which closed its initial transaction during the three months ended March 31, 2003.

         The Company real estate loans generally were acquired at discounts from both their face value and the appraised value of the properties underlying the loans. Cash received by the Company for payment on each real estate loan is allocated between principal and interest. The Company also records as income the accretion of a portion of the difference between its cost basis in a real estate loan and the sum of projected cash flows there from. This accretion of discount amounted to $714,000 and $985,000 during the three months ended March 31, 2003 and 2002 and $1.4 million and $2.2 million during the six months ended March 31, 2003 and 2002, respectively. As the Company sells senior lien interests or receives funds from refinancing of such loans by the borrower, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         At March 31, 2003, the Company held real estate loans having an aggregate face value of $614.2 million. The investment in these loans at that date was carried at an aggregate cost of $187.7 million, including cumulative accretion. The following is a summary of the changes in the carrying value of the Company's investments in real estate loans for the periods indicated.


                                                                        Three Months Ended            Six Months Ended
                                                                             March 31,                    March 31,
                                                                    --------------------------   --------------------------
                                                                        2003           2002          2003           2002
                                                                    -----------    -----------   -----------    -----------
                                                                                        (in thousands)
  Loan balance, beginning of period.............................    $   186,354    $   199,725   $   187,542    $   192,263
  New loan......................................................             --             --         1,350             --
  Additions to existing loans...................................          1,261          1,087         2,421          7,348
  Accretion of discount (net of collection of interest).........            714            985         1,409          2,186
  Write-downs...................................................           (393)          (500)         (393)          (500)
  Collection of principal.......................................           (208)            --        (4,601)            --
  Cost of loans resolved........................................             --        (22,344)           --        (22,344)
                                                                    -----------    -----------   -----------    -----------
  Loan balance, end of period...................................    $   187,728    $   178,953   $   187,728    $   178,953

  Real estate balance, end of period............................    $    17,957    $    18,294   $    17,957    $    18,294
  Allowance for possible losses.................................         (4,260)        (2,829)       (4,260)        (2,829)
                                                                    -----------    -----------   -----------    -----------
  Balance, loans and real estate, end of period.................    $   201,425    $   194,418   $   201,425    $   194,418
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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 4 -- INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE -- (Continued)

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
                                                                    ===========    ===========   ===========    ===========


NOTE 5 -- DEBT

         Total debt consists of the following:

                                                                                   At March 31,       At September 30,
                                                                                      2003                 2002
                                                                                   -----------        ---------------
                                                                                            (in thousands)
  Senior debt...............................................................       $    65,336          $    65,336

  Non-recourse debt:
      Energy:
        Revolving and term bank loans.......................................            47,722               49,345
      Real estate finance:
        Revolving credit facilities.........................................            18,000               18,000
        Other...............................................................                --                  875
           Total non-recourse debt..........................................            65,722               68,220
  Other debt................................................................            27,014               21,954
                                                                                   -----------          -----------
                                                                                       158,072              155,510
  Less current maturities...................................................             3,731                4,320
                                                                                   -----------          -----------
                                                                                   $   154,341          $   151,190
                                                                                   ===========          ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 March 31, 2003
                                   (Unaudited)


NOTE 6 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 March 31, 2003
                                   (Unaudited)


NOTE 7 -- DISCONTINUED OPERATIONS

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

         Summarized operating results of the discontinued Optiron operations are as follows:

                                                                       Three Months Ended            Six Months Ended
                                                                            March 31,                    March 31,
                                                                   --------------------------    ---------------------------
                                                                      2003            2002          2003            2002
                                                                   ---------        ---------    ----------      -----------
                                                                                        (in thousands)
  Loss from discontinued operations before
      income taxes.............................................    $      --        $    (269)   $       --      $    (1,364)
  Income tax benefit...........................................           --               94            --              448
                                                                   ---------        ---------    ----------      -----------
  Loss from discontinued operations............................    $      --        $    (175)   $       --      $      (916)
                                                                   =========        =========    ==========      ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 March 31, 2003
                                   (Unaudited)

NOTE 8 -- OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION


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


Six Months Ended March 31, 2003 (in thousands)

                                              Production
                                   Well           and         Other       Real Estate      All
                                 Drilling     Exploration    Energy(a)      Finance       Other     Eliminations      Total
                                 --------     -----------    --------     -----------     -----     ------------      -----
Revenues from
  external customers.........    $ 29,949      $ 17,485     $  7,175      $   6,683    $   3,883      $   (119)     $ 65,056
Interest income..............          --            --          138             35          328          (119)          382
Interest expense.............          --         1,043           16            804        4,665          (119)        6,409
Depreciation and
    amortization.............          --         3,966        1,889            133           98            --         6,086
Segment profit...............       1,394         7,826          131          2,790       (4,970)           --         7,171
Other significant items:
    Segment assets...........       7,332      132,034        56,318        202,518       71,892            --       470,094

---------------------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.


Three Months Ended March 31, 2003 (in thousands)

                                              Production
                                   Well           and         Other       Real Estate      All
                                 Drilling     Exploration    Energy(a)      Finance       Other     Eliminations      Total
                                 --------     -----------    --------     -----------     -----     ------------      -----
Revenues from
  external customers.........    $ 23,366      $  9,416     $  3,688       $  3,506     $  1,725      $    (32)     $ 41,669
Interest income..............          --            --           47             17           99           (32)          131
Interest expense.............          --           428            1            386        2,288           (32)        3,071
Depreciation and
    amortization.............          --         2,034          949             67           53            --         3,103
Segment profit...............       1,521         4,206          660          1,316       (3,150)           --         4,553

---------------------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 March 31, 2003
                                   (Unaudited)


NOTE 8 -- OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION -- (Continued)


Six Months Ended March 31, 2002 (in thousands)

                                              Production
                                   Well           and         Other       Real Estate      All
                                 Drilling     Exploration    Energy(a)      Finance       Other     Eliminations      Total
                                 --------     -----------    --------     -----------     -----     ------------      -----
Revenues from
  external customers.........    $ 34,739      $ 13,896     $  7,826       $  9,393    $   2,247      $   (116)     $ 67,985
Interest income..............          --            --          362             63          360          (116)          669
Interest expense.............          --           893          120          1,019        4,476          (116)        6,392
Depreciation and
    amortization.............          --         3,570        1,698            111            1            --         5,380
Segment profit...............       2,345         5,150          439          6,435       (5,039)           --         9,330

---------------------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.


Three Months Ended March 31, 2002 (in thousands)

                                              Production
                                   Well           and         Other       Real Estate      All
                                 Drilling     Exploration    Energy(a)      Finance       Other     Eliminations      Total
                                 --------     -----------    --------     -----------     -----     ------------      -----
Revenues from
  external customers.........    $ 16,758      $  6,570     $  3,131       $  5,677     $  2,120      $    (53)     $ 34,203
Interest income..............          --             -          181             17          177           (53)          322
Interest expense.............          --           416           92            450        2,172           (53)        3,077
Depreciation and
    amortization.............          --         1,660          868             55           --            --         2,583
Segment profit...............         952         2,375          219          4,017       (2,610)           --         4,953

---------------------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. Theses segments have never met any of the quantitative thresholds for determining reportable segments.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 March 31, 2003
                                   (Unaudited)


NOTE 8 -- OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION -- (Continued)

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                 March 31, 2003
                                   (Unaudited)


NOTE 9 -- LEGAL SETTLEMENT


         The Company settled an action filed in the U.S. District Court for the District of Oregon by the former chairman of TRM Corporation and his children. The Company's chief executive officer and a former director and officer also had been named as defendants. The plaintiffs' claims were for breach of contract and fraud. The Company recorded a charge of $1.2 million, including related legal fees in the three months ended March 31, 2003. The Company has made a claim under its directors' and officers' insurance policy in connection with the settlement.


NOTE 10 -- SUBSEQUENT EVENTS

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


Overview of Three Months and Six Months Ended March 31, 2003 and 2002

         Our operating results and financial condition for the second quarter of fiscal 2003 reflect the continuing growth in importance to us of our energy operations, as shown in the following tables:

                   Revenues as a Percent of Total Revenues (1)

                                      Three Months Ended    Six Months Ended
                                           March 31,             March 31,
                                      ------------------    -----------------
                                      2003          2002    2003         2002
                                      ----          ----    ----         ----
   Energy..........................    87%           78%     83%          82%
   Real estate finance.............     8%           16%     10%          14%

                     Assets as a Percent of Total Assets (2)

                                                    March 31,    September 30,
                                                      2003           2002
                                                    --------     ------------
                                                         (in thousands)
  Energy.....................................          42%            39%
  Real estate finance........................          43%            44%

---------------------------
(1) We attribute the balance (5% and 6%, and 7% and 4%, for the three and six months ended March 31, 2003 and 2002, respectively) to revenues derived from assets related to operations which do not meet the definition of a business segment and corporate assets such as cash, common shares held in RAIT Investment Trust and other corporate investments.
(2) We attribute the balance (15% and 17% at March 31, 2003 and September 30, 2002, respectively) to assets related to operations which do not meet the definition of a business segment, as referred to in footnote (1) above.

Results of Operations: Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production costs per equivalent unit in our energy operations during the periods indicated:

                                                                       Three Months Ended            Six Months Ended
                                                                            March 31,                    March 31,
                                                                    --------------------------    ------------------------
                                                                       2003            2002         2003           2002
                                                                    ----------     -----------    ----------    ----------
                                                                                    (in thousands, except
                                                                             sales price and production cost data)
   Revenues:
       Production................................................   $    9,416      $    6,570    $   17,485    $   13,896
       Well drilling.............................................       23,366          16,758        29,949        34,739
       Well services.............................................        2,152           2,020         4,052         4,118
       Transportation............................................        1,402           1,322         2,810         2,674
                                                                    ----------      ----------    ----------    ----------
                                                                    $   36,336      $   26,670    $   54,296    $   55,427
                                                                    ==========      ==========    ==========    ==========

   Costs and expenses:
       Production................................................   $    1,644      $    1,676    $    3,179    $    3,300
       Exploration...............................................          958             238         1,009           656
       Well drilling.............................................       20,318          14,775        26,043        30,395
       Well services.............................................        1,085             991         1,940         1,908
       Transportation............................................          612             491         1,203         1,058
       Non-direct................................................        1,213           2,089         3,442         3,544
                                                                    ----------      ----------    ----------    ----------
                                                                    $   25,830      $   20,260    $   36,816    $   40,861
                                                                    ==========      ==========    ==========    ==========

   Production revenues:
       Gas (1)...................................................   $    8,231      $    5,947    $   15,281    $   12,360
       Oil.......................................................   $    1,187      $      605    $    2,203    $    1,513

   Production volume:
       Gas (mcf/day) (1) (2).....................................       17,933          18,771        18,648        19,684
       Oil (bbls/day) (2)........................................          410             388           429           461

   Average sales prices:
       Gas (per mcf) (3).........................................   $     5.10      $     3.52    $     4.50    $     3.45
       Oil (per bbl).............................................   $    32.17      $    17.32    $    28.24    $    18.03

   Average production costs (4):
       As a percent of production revenues.......................           17%             26%           18%           24%
       Per mcf equivalent unit (2)...............................   $      .90      $      .88    $      .82    $      .81

---------------------------
(1)      Excludes sales of residual gas and sales to landowners.

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

Results of Operations: Real Estate Finance

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                       Three Months Ended            Six Months Ended
                                                                             March 31,                   March 31,
                                                                    --------------------------    ------------------------
                                                                       2003            2002          2003          2002
                                                                    ----------     -----------    ----------    ----------
                                                                                        (in thousands)
   Revenues:
       Interest..................................................   $    1,799     $     2,677    $    3,730    $    5,005
       Accreted discount.........................................          714             985         1,409         2,186
       Gains on resolution of loans .............................           --           1,641           813         1,641
       Equity in earnings of equity investees....................          387             181            39           268
       Net rental and fee income.................................          589             136           657           204
                                                                    ----------     -----------    ----------    ----------
                                                                    $    3,489     $     5,620    $    6,648    $    9,304
                                                                    ==========     ===========    ==========    ==========
   Costs and expenses............................................   $      937     $       464    $    1,783    $      987
                                                                    ==========     ===========    ==========    ==========

Revenues -- Three Months Ended March 31, 2003 as Compared to the Three Months
            Ended March 31, 2002

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

Revenues -- Six Months Ended March 31, 2003 as Compared to the Six Months Ended
            March 31, 2002

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

                                                 Three Months Ended            Six Months Ended
                                                      March 31,                    March 31,
                                             -------------------------     ------------------------
                                                2003           2002           2003          2002
                                             ----------     ----------     ----------    ----------
                                                                 (in thousands)
   Interest income........................   $      131     $      322     $      382    $      669
   Dividend income........................          672            763          1,461         1,567
   Gains on sale of assets................        1,200            516          2,174           512
   Other..................................         (267)           634            (13)          506
                                             ----------     ----------     ----------    ----------
                                             $    1,736     $    1,913     $    4,004    $    3,254
                                             ==========     ==========     ==========    ==========

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

                                                     Six Months Ended
                                                          March 31
                                               ------------------------------
                                                   2003               2002
                                               -----------        -----------
                                                       (in thousands)
  Provided by operations..................     $    17,410        $     1,873
  Used in investing activities............          (5,949)            (2,431)
  Used in financing activities............          (3,990)           (15,795)
  Used in discontinued operations.........          (5,624)            (1,165)
                                               -----------        -----------
                                               $     1,847        $   (17,518)
                                               ===========        ===========

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

                                                                                      Payments Due By Period
                                                                                          (in thousands)
                                                                ----------------------------------------------------------------
   Contractual cash obligations:                                  Less than            1 - 3            4 - 5           After 5
                                                  Total            1 Year              Years            Years            Years
                                               -----------      -----------        -----------       -----------       ---------
   Long-term debt...........................   $   158,072      $     3,731        $   153,183       $     1,158       $      --
   Capital lease obligations................            --               --                 --                --              --
   Operating leases.........................         4,791            1,396              2,295             1,065              35
   Unconditional purchase obligations.......            --               --                 --                --              --
   Other long-term obligations..............            --               --                 --                --              --
                                               -----------      -----------        -----------       -----------       ---------
   Total contractual cash obligations.......   $   162,863      $     5,127        $   155,478       $     2,223       $      35
                                               ===========      ===========        ===========       ===========       =========

                                                                            Amount of Commitment Expiration Per Period
                                                                                          (in thousands)
                                                                ----------------------------------------------------------------
   Other commercial commitments:                                  Less than            1 - 3            4 - 5           After 5
                                                  Total            1 Year              Years            Years            Years
                                               -----------      -----------        -----------       -----------       ---------
   Standby letters of credit................   $       275      $        --        $       275       $        --      $       --
   Guarantees...............................         2,791            1,284              1,507                --              --
   Standby replacement commitments..........        10,483            4,899              5,584                --              --
   Other commercial commitments.............       193,872            2,933             60,894             3,822         126,223
                                               -----------      -----------        -----------       -----------       ---------
   Total commercial commitments.............   $   207,421      $     9,116        $    68,260       $     3,822      $  126,223
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

   Open               Volumes of           Settlement Date        Weighted Average          Unrealized
 Contracts         Natural Gas (Dth)        Quarter Ended          Price Per Dth              Losses
 ---------         -----------------       ---------------        ----------------          ----------
    105                 315,000            June 2003                   $  3.57              $  480,000
     67                 201,000            September 2003                 3.63                 300,000
    ---                 -------                                        -------              ----------
    172                 516,000                                        $  3.59              $  780,000
    ===                 =======                                        =======              ==========


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

            99.1     Certification Pursuant to 302 of the Sarbannes Oxley
                     Act of 2002.

            99.2     Certification Pursuant to 302 of the Sarbannes Oxley
                     Act of 2002.

            99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

            99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

   (b)   Reports on Form 8-K

         None

--------------------
(1) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.
(3) Filed previously as an exhibit to our Registration Statement on Form S-4 (File No. 333-40231) and by this reference incorporated herein.
(4) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2000 and by this reference incorporated herein.
(5) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2002 and by this reference incorporated here.
(6) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 1999 and by this reference incorporated herein.
(7) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and by this reference incorporated herein.
(8) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and by this reference incorporated herein.
(9)      Filed previously as an exhibit to our Definitive Proxy Statement on
         Schedule 14A for the 2003 annual meeting of stockholders and by this reference incorporated herein.
(10)     Files previously as an exhibit to our Definitive Proxy Statement on
         Schedule 14A for the 1999 annual meeting of stockholders and by this reference incorporated herein.
(11) Filed previously as an exhibit to our Registration Statement on Form S-8 (File No. 333-98507) and by this reference incorporated herein.
(12) Filed previously as an exhibit to our Registration Statement on Form S-8 (File No. 333-98505) and by this reference incorporated herein.

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