Form 10-K
period 2003-09-30
RESOURCE AMERICA INC
filed 2003-12-29
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on December 15, 2003, was approximately $229.6 million.

The number of outstanding shares of the registrant's common stock on December 15, 2003 was 17,354,300.

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

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                            Page
                                                                                            ----
PART I
     Item 1:    Business................................................................     2 - 24
     Item 2:    Properties..............................................................    24 - 28
     Item 3:    Legal Proceedings.......................................................         28
     Item 4:    Submission of Matters to a Vote of Security Holders.....................         28

PART II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters...         29
     Item 6:    Selected Financial Data.................................................         30
     Item 7:    Management's Discussion and Analysis of Financial Condition
                 and Results of Operation...............................................    31 - 50
     Item 7A:   Quantitative and Qualitative Disclosures about Market Risk..............    51 - 52
     Item 8:    Financial Statements and Supplementary Data.............................   53 - 102
     Item 9:    Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.................................        103
     Item 9A:   Controls and Procedures.................................................        103

PART III
     Item 10:   Directors and Executive Officers of the Registrant......................        104
     Item 11:   Executive Compensation..................................................        104
     Item 12:   Security Ownership of Certain Beneficial Owners and Management..........        104
     Item 13:   Certain Relationships and Related Transactions..........................        104

PART IV
     Item 14:   Principal Accountant Fees and Services..................................        105
     Item 15:   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........  105 - 107

SIGNATURES..............................................................................        108

                                     PART I

ITEM 1.  BUSINESS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE REGISTRANT'S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE REGISTRANT'S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. IN OUR ENERGY BUSINESS, THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, LACK OF REVENUES, COMPETITION, NEED FOR ADDITIONAL CAPITAL, RISKS ASSOCIATED WITH EXPLORING, DEVELOPING, AND OPERATING OIL AND NATURAL GAS WELLS, AND FLUCTUATIONS IN THE MARKET FOR NATURAL GAS AND OIL. IN REAL ESTATE, THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, RISKS OF LOAN DEFAULTS AND ADEQUACY OF OUR PROVISION FOR LOSSES AND ILLIQUIDITY OF OUR PORTFOLIO. FOR A MORE COMPLETE DISCUSSION OF THE RISKS AND UNCERTAINTIES TO WHICH WE ARE SUBJECT, SEE "RISK FACTORS" IN THIS ITEM 1.

General

         We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for our own account and for outside investors in the energy, financial services, real estate and equipment leasing sectors. As a specialized asset manager, we seek to develop investment vehicles in which outside investors invest along with us and for which we manage the assets acquired, pursuant to long-term management and operating agreements. We limit our investment vehicles to investment areas where we own existing operating companies or have specific expertise. We believe this strategy enhances our return on investment as well as that of our third-party investors. We typically receive an interest in the investment vehicle in addition to the interest resulting from our investment. We managed approximately $2.6 billion in assets at the end of fiscal 2003, as follows:

         -        $516 million of energy assets (20%) (1)

         -        $682 million of real estate assets (27%) (2)

         -        $1.3 billion of financial services assets (51%), (3) and

         -        $63 million of equipment leasing assets (2%) (4)

----------

(1) We value our managed energy assets as the sum of the PV-10 values, as of September 30, 2003, of the proved reserves owned by us and the investment partnerships and other entities whose assets we manage, plus the book value, as of September 30, 2003, of the total assets of Atlas Pipeline Partners, L.P. For a definition of the term "PV-10 value" see
         Note 6 at page 3 of this report.
(2) We value our managed real estate assets as the sum of the amount of our outstanding loan receivables, including the loans underlying the assets and liabilities consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46, plus the book value of our interests in real estate and the sum of the book values of real estate assets and other assets held by a real estate investment partnership we managed as of September 30, 2003.
(3) We value our financial services assets as the acquisition cost of securities acquired by ventures which we co-manage that acquired trust preferred securities of regional banks and bank holding companies.
(4) We value our equipment leasing assets as the sum of the book values of equipment held by equipment leasing ventures or partnerships which we managed as of September 30, 2003.

         During fiscal 2003, we continued developing our energy operations, which account for approximately 79% of our total revenues and 35% of our total assets. The number of gross wells we drilled increased 17% and the number of net wells increased 16% in fiscal 2003 as compared to fiscal 2002. We have funded our development operations primarily by sponsoring drilling investment partnerships. We, and our drilling investment partnerships, own interests in approximately 5,300 wells, 85% of which we operate. At September 30, 2003, proved reserves net to our interest were approximately 144.4 Bcfe (5) with a PV-10 value (6) of $191.4 million and a standardized measure value(7) of $144.3 million. Of these reserves, 92% were natural gas and 68% were classified as proved developed reserves.

         We also developing our natural gas transportation operations, which we conduct through Atlas Pipeline Partners, L.P., a publicly held (AMEX: APL) natural gas pipeline master limited partnership of which a subsidiary of ours is the general partner and in which we own a 39% interest. At September 30, 2003, Atlas Pipeline Partners owned approximately 1,400 miles of intrastate gathering systems located in eastern Ohio, western New York and western Pennsylvania, to which approximately 4,200 natural gas wells were connected. In September 2003, Atlas Pipeline Partners entered into an agreement to acquire the Alaska Pipeline Company, LLC, the owner of approximately 354 miles of natural gas gathering systems in the Anchorage, Alaska area.

         In real estate finance, we continued to implement our strategic shift from loan acquisition and resolution to the sponsorship and management of real estate investments and the management of our existing loan portfolio. We sponsored two private real estate partnerships, one of which was fully funded in fiscal 2003 and anticipates full investment in properties in December 2003, and one of which is in the offering stage. We have not purchased any loans since fiscal 1999 although, as part of our portfolio management activities, we have from time to time purchased senior lien interests relating to properties in which we have junior lien interests. We did not purchase any loan participations in fiscal 2003, but did acquire property interests through loan restructurings and foreclosures.

         We have also continued the development of our financial services and equipment leasing operations. In financial services, we have co-sponsored and are the co-manager of five investment entities that were formed to acquire the trust preferred securities of small to mid-sized regional banks and bank holding companies. One of these entities was sponsored in fiscal 2002 and became funded and fully invested in fiscal 2002. Two of these entities were sponsored, funded and became fully invested during fiscal 2003. The fourth and fifth entities were in the offering stage in fiscal 2003, and became funded and fully invested by December 2003. In equipment leasing, our Lease Equity Appreciation Fund I, L.P. ("LEAF I LP"), lease investment partnership commenced operations in March
2003, and continues in its offering stage. In April 2003, we entered into an agreement with a third party under which we originate equipment leases for sale to that party, to a maximum of $300.0 million of equipment leases, retaining management and servicing of these leases.

----------
(5) "Mcfe," "Mmcfe" and "Bcfe" mean thousand cubic feet equivalent, million cubic feet equivalent and billion cubic feet equivalent, respectively. Natural gas volumes are converted to barrels, or "Bbls", of oil equivalent using the ratio of six thousand cubic feet, or "Mcf" of natural gas to one Bbl of oil and are stated at the official temperature and pressure bases of the area in which the reserves are located.
(6) "PV-10 value" means, in accordance with SEC guidelines, the estimated future net cash flow to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. This amount is calculated net of estimated production costs and future development costs, using prices and costs in effect as of a specified date, without escalation and without giving effect to non-property or non-production related expenses such as general administrative expenses, debt service or future income tax expense, or to depreciation, depletion and amortization.
(7) "Standardized measure value" means the estimated future net cash flows to be generated from the production of proved reserves less a 10% discount. This amount is calculated using year-end prices, adjusted for only fixed and determinable increases in natural gas prices provided by contractual arrangements. Future net cash flows are reduced by estimated future costs to develop and produce the proved reserves, based on year-end cost levels. See Note 18 to our Consolidated Financial Statements. The difference between this amount and the total PV-10 value is attributable to estimated income taxes.

         During 2003 we reduced the amount of our outstanding 12% senior notes due 2004 and expect to have fully paid them off by January 2004, seven months ahead of their maturity date. We repurchased $11.3 million of senior notes during fiscal 2003 and, subsequent to fiscal year-end, repurchased an additional $1.0 million of senior notes. Also subsequent to year end, in November 2003 we called our senior notes for redemption, of which $40.0 million are scheduled for redemption on December 22, 2003 and the balance on January 20, 2004. After we sent notice of redemption, we repurchased $26.9 million of senior notes in November 2003 and applied them to the December 22, 2003 redemption amount.

         Our consolidated financial statements for fiscal 2003 have been affected by our early adoption of Financial Accounting Standards Board's Interpretation 46, "Consolidation of Variable Interest Entities," which we refer to as FIN 46. As a result, we have consolidated certain entities in our real estate loan business into our financial statements for the first time. FIN 46, intended to increase the transparency of off-balance sheet transactions and structures, affects our holding of real estate loans acquired at a discount between 1991 and 1998. Since we control certain important indicia relating to these loans, including cash flow and appointment of a property manager, FIN 46 affects our accounting for these holdings. FIN 46's consolidation criteria are based on analysis of risks and rewards, not formalities of control and ownership, and represent a significant and complex modification of previous accounting principles. The adoption of FIN 46 resulted in a non-cash cumulative effect adjustment of $13.9 million, net of taxes, in the fourth quarter of fiscal 2003, as well as in our recording assets and liabilities of $78.2 million and $45.2 million, respectively, related to the newly consolidated entities. In line with our strategic focus in real estate, we classified an additional $222.7 million of our FIN 46 assets as being held for sale along with $141.5 million of associated liabilities. For a more detailed discussion of FIN 46, you should read Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cumulative Effect of Change in Accounting Principle" and
Note 3, Adoption of FASB Interpretation 46, to our Consolidated Financial Statements.

         For financial information about our operating segments, see Note 17, Operating Segment Information and Major Customer Information, to our Consolidated Financial Statements.

Energy

         General. We concentrate our energy operations in the western New York, eastern Ohio and western Pennsylvania region of the Appalachian Basin. As of September 30, 2003, we owned proved reserves of approximately 144.4 Bcfe as compared to 123.7 Bcfe at the beginning of fiscal 2000. As of September 30, 2003:

         - We had, either directly or through investment partnerships managed by us, interests in approximately 5,300 gross wells, including royalty or overriding royalty interests in over 600 wells. We operate 85% of these wells.

         - Wells in which we have an interest produced, net to our interest, approximately 19,100 Mcf of natural gas and 438 Bbls of oil per day.

         - We had an acreage position of approximately 431,200 gross (379,000 net) acres, of which 205,400 gross (190,500 net)
                  acres were undeveloped.

         - We owned and operated, either directly or through Atlas Pipeline Partners, approximately 1,600 miles of gas gathering systems and pipelines.

         Since 1976, we or our predecessors have funded our development operations through private and, since 1992, public drilling investment partnerships. We act as the managing general partner of each of these partnerships, contribute the leases on which the partnership drills, and contribute a proportionate share of the partnership's capital. We receive an interest in a partnership proportionate to the capital and leases we contribute, generally 25% to 27%, plus a 7% carried interest. We typically subordinate a portion of our partnership interest to a preferred return to the limited partners for the first five years of distributions. We also receive monthly operating fees of approximately $275 per well and monthly administrative fees of $75 per well. In addition, we typically act as the drilling contractor and operator of the wells drilled by the partnerships on a cost-plus basis. In fiscal 2003, our drilling partnerships invested $68.6 million in drilling and completing wells, of which we contributed $15.7 million. In fiscal 2002, our drilling partnerships invested $75.5 million in drilling and completing wells, of which we contributed $19.7 million. In fiscal 2001, our drilling partnerships invested $55.1 million in drilling and completing wells of which we contributed $14.3 million. Additionally, we invested $9.3 million, $10.6 million and $8.8 million in syndication and organization costs related to these partnerships in fiscal 2003, 2002 and 2001, respectively.

         We transport the natural gas produced from wells we operate through the gas gathering pipeline systems owned and operated by Atlas Pipeline Partners. See "Energy- Pipeline Operations." We also own directly approximately 200 miles of gathering systems. The gathering systems transport the natural gas to public utility pipelines for delivery to customers. To a lesser extent, the gathering systems deliver natural gas directly to customers. We sell the natural gas we produce to customers such as gas brokers and local utilities under a variety of contractual arrangements. We sell the oil we produce to regional oil refining companies at the prevailing spot price for Appalachian crude oil.

         Appalachian Basin Overview. The Appalachian Basin includes the states of Kentucky, Maryland, New York, Ohio, Pennsylvania, Virginia, West Virginia and Tennessee. It is the most mature oil and gas producing region in the United States, having established the first oil production in 1859. In addition, the Appalachian Basin is strategically located near the energy-consuming regions of the mid-Atlantic and northeastern United States which has historically resulted in Appalachian producers selling their natural gas at a premium to the benchmark price for natural gas on the New York Mercantile Exchange, or NYMEX. According to the Energy Information Administration, a branch of the U.S. Department of Energy, in 2002 there were 22.8 trillion cubic feet, or Tcf, of natural gas consumed in the United States which represented approximately 23.9% of the total energy used. Additionally, at December 31, 2001, there were approximately 137,000 gas wells in the Appalachian Basin which represented approximately 37.3% of the total number of gas wells in the United States. Of those wells, we and our drilling investment partnerships own interests in approximately 5,600 wells, 85% of which we operate. The Appalachian Basin accounted for approximately 3.1% of total 2002 domestic natural gas production, or 603 Bcf. Furthermore, according to the Advance Summary 2002 Annual Report published by the Energy Information Administration, Office of Oil and Gas in October 2003, the Appalachian Basin holds 10.6 Tcf of economically recoverable reserves, representing approximately 5.7% of total domestic reserves as of December 31, 2002. The raised forecast in August 2003 of World Oil magazine predicted that approximately 5,060 gas wells would be drilled in the Appalachian Basin during 2003, representing approximately 17.1% of the total number of wells to be drilled in the United States, and that the average depth of those 4,600 wells would be approximately 3,200 feet, compared to an estimated average depth of 5,100 feet for nationwide drilling efforts in 2003. The American Petroleum Institute has reported that in recent years the drilling success rate in the Appalachian basin has exceeded 90%. Our success rates have averaged in excess of 95% over the past 15 years.

         Natural Gas and Oil Properties. For information concerning our natural gas and oil properties, including the number of wells in which we have a working interest, production, reserve and acreage information and information concerning future dismantlement, restoration, reclamation and abandonment costs and salvage values, see Item 2, "Properties - Energy."

         Natural Gas Hedging. Pricing for gas and oil production has been volatile and unpredictable for many years. To limit exposure to changing natural gas prices, from time to time we use hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for expected production volumes. This allows us to forecast future earnings within a predictable range. For the fiscal year ended September 30, 2003, approximately 61% of our volumes produced were hedged in this manner. For the fiscal year ending September 30, 2004, we estimate that approximately 50% of our natural gas volumes produced will be hedged in this manner, leaving our remaining production volumes to be sold at prevailing spot market prices in the month produced. For information concerning our natural gas hedging, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk - Energy - Commodity Price Risk."

         Pipeline Operations. Atlas Pipeline Partners GP LLC, our indirect wholly owned subsidiary, is the general partner of Atlas Pipeline Partners. On a consolidated basis, it has a 2% interest in Atlas Pipeline Partners. In addition, as of September 30, 2003, we owned 1,641,026 subordinated units of Atlas Pipeline Partners, constituting a 37% interest in it. Atlas Pipeline Partners GP manages the activities of Atlas Pipeline Partners using Atlas America, Inc. a wholly owned subsidiary, personnel who act as its officers and employees.

         At September 30, 2003, Atlas Pipeline Partners owned approximately 1,400 miles of intrastate gathering systems located in eastern Ohio, western New York and western Pennsylvania, to which approximately 4,200 natural gas wells were connected. Atlas Pipeline Partners' gathering systems had an average daily throughput of 52.7 Mmcf , 49.7 Mmcf and 45.1 Mmcf of natural gas in fiscal 2003, 2002 and 2001, respectively.

         In May 2003, Atlas Pipeline Partners concluded a public offering of 1,092,500 common units, obtaining net proceeds of $25.2 million after deduction of expenses, including underwriting discounts and commissions. The offering proceeds were used to pay down Atlas Pipeline Partners' credit facility and to provide funding for planned capital projects and working capital.

         Our subordinated units in Atlas Pipeline Partners are a special class of interest under which our right to receive distributions is subordinated to those of the publicly held common units. The subordination period is scheduled to expire on December 31, 2004 unless certain financial tests specified in the partnership agreement are not met. Upon expiration of the subordination period, our subordinated units will convert to an equal number of common units.

         As general partner, we have the right to receive incentive distributions if Atlas Pipeline Partners meets or exceeds its minimum quarterly distribution obligations to the common and subordinated units. The incentive distributions are as follows:

         - of the first $.10 per unit available for distribution in excess of the $.42 minimum quarterly distribution, 85% goes to all unit holders (including to us as a subordinated unit holder) and 15% goes to us as a general partner;

         - of the next $.08 per unit available for distribution, 75% goes to all unit holders and 25% goes to us as a general partner, and

         - after that, 50% goes to all unit holders and 50% goes to us as a general partner.

         We have agreements with Atlas Pipeline Partners that require us to do the following:

         - Pay gathering fees to Atlas Pipeline Partners for natural gas gathered by the gathering systems equal to the greater of $.35 per Mcf ($.40 per Mcf in certain instances) or 16% of the gross sales price of the natural gas transported. For the years ended September 30, 2003, 2002 and 2001, these gathering fees averaged $.75, $.57 and $.81 per Mcf, respectively.

         - Connect wells owned or controlled by us that are within specified distances of Atlas Pipeline Partners' gathering systems to those gathering systems.

         - Provide stand-by construction financing to Atlas Pipeline Partners, at its request, for gathering system extensions and additions, to a maximum of $1.5 million per year, until 2005. We have not been required to provide any construction financing under this agreement since Atlas Pipeline Partners' inception.

         We believe that we comply with all the requirements of these agreements.

         On September 16, 2003, Atlas Pipeline Partners entered into an agreement to acquire the Alaska Pipeline Company for $95.0 million. Completion of the acquisition is conditioned upon obtaining approval of the Regulatory Commission of Alaska, which regulates Alaska Pipeline Company's operations, and the expiration, without adverse action, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. At closing, the seller will enter into various agreements that will require the seller to pay Alaska Pipeline Company a minimum monthly capacity reservation fee and a volume-based transportation fee for 10 years. These agreements also require the seller to provide operational, maintenance and administrative services for five years at a specified fee, subject to inflation-based adjustments in the fourth and fifth contract years. Atlas Pipeline Partners will form a subsidiary to implement the acquisition. The subsidiary will fund the acquisition with a combination of debt and preferred equity financing and an equity contribution from Atlas Pipeline Partners. Atlas Pipeline Partners equity contribution will be funded in part by a draw on its existing line of credit.

         Availability of Oil Field Services. We contract for drilling rigs and purchase goods and services necessary for the drilling and completion of wells from a number of drillers and suppliers, none of which supplies a significant portion of our annual needs. During fiscal 2003, we faced no shortage of these goods and services. We cannot predict the duration of the current supply and demand situation for drilling rigs and other goods and services with any certainty due to numerous factors affecting the energy industry and the demand for natural gas and oil.

         Major Customers. During fiscal 2003, 2002 and 2001, gas sales to First Energy Solutions Corporation accounted for 14%, 13% and 14%, respectively, of our total consolidated revenues.

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

         Markets. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends upon numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability in oil and gas producing countries and regions, market demand, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. During fiscal 2003, 2002 and 2001, we experienced no problems in selling our natural gas and oil, although prices have varied significantly during and after those periods.

         Governmental Regulation. Our energy business and the energy industry in general are heavily regulated by federal and state authorities, including regulation of production, environmental quality, pollution control, and pipeline construction and operation. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. We believe that we substantially comply with applicable regulatory requirements. The following discussion of the regulations of the United States energy industry does not intend to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

         Regulation of Exploration and Production. Many states require permits for drilling operations, drilling bonds and reports concerning operations, and impose requirements concerning the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with these operations. Many states also impose conservation requirements, principally regulating the density of wells which may be drilled and the unitization or pooling of properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and, therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, some state conservation laws establish requirements regarding production rates and related matters. The effect of these regulations may limit the amount we can produce and may limit the number of wells or the locations which we can drill. The regulatory burden on the energy industry increases our costs of doing business and, consequently, affects our profitability. Since these laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.

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

         State-level regulation for pipeline operations, similar to that of Atlas Pipeline Partners', is through the Public Utility Commission of Ohio, the New York Public Service Commission and the Pennsylvania Public Utilities Commission. Atlas Pipeline Partners has been granted an exemption from regulation by the Public Utility Commission of Ohio, and believes that it is not subject to New York or Pennsylvania regulation since it does not generally provide service to the public. Alaska Pipeline Company, upon its acquisition by Atlas Pipeline Partners, will be subject to regulation by the Regulatory Commission of Alaska as to rates for natural gas transportation, construction of new facilities, pipeline extensions, abandonment of services and similar matters.

         Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil, and pipelines, can be liable for fines, penalties and clean-up costs for pollution caused by the wells or the pipelines. Moreover, the owners' or operators' liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. Natural gas pipelines are also subject to safety regulation under the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Act of 1992 which, among other things, dictate the type of pipeline, quality of pipeline, depth, and methods of welding and other construction-related standards. State public utility regulators in New York, Ohio and Pennsylvania have either adopted federal standards or promulgated their own safety requirements consistent with federal regulations.

         We do not anticipate that we will be required in the near future to expend amounts that are material in relation to our revenues by reason of environmental laws and regulations, but since these laws and regulations change frequently, we cannot predict the ultimate cost of compliance. We cannot assure you that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

Real Estate Finance

         General. From fiscal 1991 through fiscal 1999, we sought to purchase commercial real estate loans at discounts to their outstanding loan balances and the appraised value of their underlying properties. In 1999, we shifted our focus to managing our existing loan portfolio and, beginning in 2002, have sought to expand our real estate operations through the sponsorship and management of real estate investment partnerships. While we may sell, purchase or originate portfolio loans or real property investments in the future as part of our management process or as opportunities arise, during fiscal 2003 we reduced the number of loans in our portfolio through the repayment of two loans, the restructuring of one loan and the foreclosure of four loans. We have retained interests in the properties underlying the restructured and foreclosed loans. In fiscal 2002, we sponsored one real estate investment program, SR Real Estate Investors, L.P., which completed a $20.0 million private equity offering in fiscal 2003. This partnership is currently in the acquisition stage, which it expects to complete in December 2003. At the conclusion of the acquisition stage, we expect that the partnership will own approximately $87.8 million (net book value) of multi-family residential properties. In fiscal 2003, we sponsored a second program, S.R. Real Estate Investors II, L.P. which commenced operations subsequent to fiscal year end and continues in its offering stage.

         Real Estate Loan Portfolio. The following table sets forth information concerning our portfolio loans at September 30, 2003. We include in this table loans that we account for under FIN 46, presented in accordance with the legal relationship of creditor/debtor between us and the borrowers.

         Loan Status - Portfolio Loans. The following table sets forth information about our portfolio loans, classified as portfolio loans on our consolidated balance sheet, grouped by the type of property underlying the loans, as of September 30, 2003 (in thousands):

                                                      Fiscal                    Appraised
                                                       Year     Outstanding      Value of
     Loan                Type of                       Loan        Loan          Property     Cost of      Third Party
    Number              Property     Location        Acquired   Receivable(1)     Loan(2)   Investment(3)   Liens (4)
  ----------          ------------   --------------  --------   -------------   ---------   -------------  -----------
  020 (15)            Office         New Jersey          1996   $       8,822   $   4,700   $       3,300  $     2,258
  035 (09)(10)        Office         Pennsylvania        1997           2,799       2,900           1,846        1,664
  053 (13)            Office         Washington, DC      1999         136,918      94,700          71,830       63,354
                                                                -------------   ---------   -------------  -----------
                      Office Total                              $     148,539   $ 102,300   $      76,976  $    67,276
                                                                -------------   ---------   -------------  -----------

  022                 Multi-family   Pennsylvania        1996   $       6,326   $   5,200   $       2,472  $     3,310
  024                 Multi-family   Pennsylvania        1996           3,196       4,300           2,743        2,342
  041                 Multi-Family   Connecticut         1998          20,974      22,600          14,737       13,312
                                                                -------------   ---------   -------------  -----------
                      Multifamily Total                         $      30,496   $  32,100   $      19,952  $    18,964
                                                                -------------   ---------   -------------  -----------

  013 (9)(14)         Single User/
                      Commercial     California          1994   $       2,492   $   2,700   $       1,705  $     2,273
  018                 Single User/
                      Retail         California          1996           3,403       6,800           2,678        1,969
                                                                -------------   ---------   -------------  -----------
                      Commercial Total                          $       5,895   $   9,500   $       4,383  $     4,242
                                                                -------------   ---------   -------------  -----------

                      Condo/
                      Multifamily    Pennsylvania        2001   $         596           -   $         596            -
                      Office         Pennsylvania        2003           1,350           -           1,350            -
                                                                -------------               -------------
                      Other Total                               $       1,946           -   $       1,946            -
                                                                -------------               -------------
                             Balance as of September 30, 2003   $     186,876   $ 143,900   $     103,257  $    90,482
                                                                =============   =========   =============  ===========

                                                                                                  Company's Net
                                                                                                   Interest in
                                                                                   Carried Cost    Outstanding
     Loan                   Type of                                     Net             of             Loan
    Number                 Property                                Investment(5)  Investment(6)  Receivables (7)
  ----------             ------------                              -------------  -------------  ---------------
  020 (15)               Office                                    $         768  $       2,322  $         6,564
  035 (09)(10)           Office                                               96            961            1,135
  053 (13)               Office                                            6,830         24,331           73,564
                                                                   -------------  -------------  ---------------
                         Office Total                              $       7,694  $      27,614  $        81,263
                                                                   -------------  -------------  ---------------

  022                    Multi-family                              $        (963) $         981  $         3,016
  024                    Multi-family                                        424            764              854
  041                    Multi-Family                                        637          7,757            7,662
                                                                   -------------  -------------  ---------------
                         Multifamily Total                         $          98  $       9,502  $        11,532
                                                                   -------------  -------------  ---------------

  013 (9)(14)            Single User/
                         Commerical                                $        (543) $         122  $           219
  018                    Single User/
                         Retail                                              709          1,221            1,434
                                                                   -------------  -------------  ---------------
                         Commercial Total                          $         166  $       1,343  $         1,653
                                                                   -------------  -------------  ---------------

                         Condo/                                    $         596  $         596  $           596
                         Multifamily
                         Office                                            1,350          1,361            1,350
                                                                   -------------  -------------  ---------------
                         Other Total                               $       1,946  $       1,957  $         1,946
                                                                   -------------  -------------  ---------------
                                Balance as of September 30, 2003   $       9,904  $      40,416  $        96,394
                                                                    =============  =============  ===============

         Loan status - Loans held as FIN 46 Entities' Assets. The following table sets forth information about our portfolio loans, classified as FIN 46 entities assets on our consolidated balance sheet, grouped by the type of property underlying the loans, as of September 30, 2003 (in thousands).

                                                  Fiscal                   Appraised
                                                   Year     Outstanding     Value of
      Loan          Type of                        Loan        Loan         Property      Cost of      Third Party
     Number        Property     Location         Acquired   Receivable(1)    Loan(2)    Investment(3)    Liens(4)
  -----------    ------------   --------------   --------   -------------  -----------  -------------  -----------
  005 (16)       Office         Pennsylvania        1993    $      11,788  $     1,700  $      1,747   $          -
  014 (8)        Office         Washington, DC      1995           22,975       14,300        12,696          5,895
  026 (9)        Office         Pennsylvania        1997           11,380        4,700         2,953          1,961
  029            Office         Pennsylvania        1997           10,144        4,075         3,186              -
  044 (11)       Office         Washington, DC      1998          118,446      108,525        85,120         65,661
  049 (12)       Office         Maryland            1998          111,209       99,000        92,328         57,552
                                                            -------------  -----------  ------------   ------------
                 Office Total                               $     285,942  $   232,300  $    198,030   $    131,069
                                                            -------------  -----------  ------------   ------------

  015            Condo/
                 Multifamily    North Carolina     1995 &   $       6,403  $     5,917  $      2,337   $      2,808
  028            Condo/                             1997
                 Multifamily    North Carolina      1997              640          498           452              -
  031            Multifamily    Connecticut         1997           12,089       12,000         4,788          8,833
  032            Multifamily    New Jersey          1997           14,684       14,300         7,404              -
  050            Multifamily    Illinois            1998           57,124       24,000        20,014         14,845
                                                            -------------  -----------  ------------   ------------
                 Multifamily
                  Total                                     $      90,940  $    56,715  $     34,995   $     26,486
                                                            -------------  -----------  ------------   ------------
  007 (9)(17)    Single User/
                 Retail         Minnesota           1993    $       6,045  $     2,300  $      1,490   $      1,706
  017 (9)        Single User/
                 Retail         West Virginia       1996            1,705        1,600           904            932
                                                            -------------  -----------  ------------   ------------
                 Commercial
                  Total                                     $       7,750  $     3,900  $      2,394   $      2,638
                                                            -------------  -----------  ------------   ------------

  025            Hotel/
                 Commercial     Georgia                     $       8,919  $    10,173  $      7,263   $          -
                                                            -------------  -----------  ------------   ------------
                 Hotel Total                                $       8,919  $    10,173  $      7,263   $          -
                                                            -------------  -----------  ------------   ------------
                         Balance as of September 30, 2003   $     393,551  $   303,088  $    242,682   $    160,193
                                                            =============  ===========  ============   ============

                                                                                          Company's Net
                                                                                           Interest in
                                                                            Carried Cost   Outstanding
     Loan           Type of                                     Net              of            Loan
    Number         Property                                 Investment(5)  Investment(6)  Receivables (7)
  ------------   ------------                               ------------   -------------  ---------------
  005 (16)       Office                                     $      1,747   $       1,484  $        11,788
  014 (8)        Office                                            6,209           6,552           17,080
  026 (9)        Office                                              721           1,310            9,419
  029            Office                                            3,186           3,002           10,144
  044 (11)       Office                                           21,472          36,650           52,785
  049 (12)       Office                                           32,329          35,841           53,657
                                                            ------------   -------------  ---------------
                 Office Total                               $     65,664   $      84,839  $       154,873
                                                            ------------   -------------  ---------------

  015            Condo/
                 Multifamily                                $       (663)  $       1,319  $         3,595
  028            Condo/
                 Multifamily                                         452             233              640
  031            Multifamily                                      (4,587)            172            3,256
  032 (12)       Multifamily                                       7,404          11,249           14,684
  050            Multifamily                                       4,664           6,969           42,279
                                                            ------------   -------------  ---------------
                 Multifamily Total                          $      7,270   $      19,942  $        64,454
                                                            ------------   -------------  ---------------

  007 (9)(17)    Single User/
                 Retail                                     $       (609)  $         394  $         4,339
  017 (9)        Single User/
                 Retail                                              (95)            631              773
                                                            ------------   -------------  ---------------
                 Commercial Total                           $       (704)  $       1,025  $         5,112
                                                            ------------   -------------  ---------------
  025            Hotel/
                 Commercial                                 $      6,388   $       7,796  $         8,919
                                                            ------------   -------------  ---------------
                 Hotel Total                                $      6,388   $       7,796  $         8,919
                                                            ------------   -------------  ---------------
                         Balance as of September 30, 2003   $     78,618   $     113,602  $       233,358
                                                            ============   =============  ===============

         The following table reconciles the carried cost of investment for our portfolio loans classified as FIN 46 assets to our consolidated balance at September 30, 2003 (in thousands).

     FIN 46 entities' assets and other assets held for sale........................    $   222,677
     FIN 46 entities' liabilities and other liabilities associated with
            assets held for sale...................................................       (141,473)
     Real estate owned classified as held for sale net of related debt.............           (665)
     FIN 46 entities' assets.......................................................         78,247
     FIN 46 entities' liabilities..................................................        (45,184)
                                                                                       -----------
     Balance at September 30, 2003.................................................    $   113,602
                                                                                       ===========

----------

(1) Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest at September 30, 2003.

(2) We generally obtain appraisals on each of the properties underlying our portfolio loans at least once every three years.

(3) Consists of the original cost of our investment, including the amount of any senior lien obligation to which the property remains subject, plus subsequent advances, but excludes the proceeds to us from the sale of senior lien interests or borrower refinancings.

(4) Represents the amount of the senior lien interests at September 30, 2003.

(5) Represents the unrecovered costs of our investment, calculated as the cash investment made in acquiring the loan plus subsequent advances, less cash received from the sale of a senior lien interest in or borrower refinancing of the loan. Negative amounts represent our receipt of proceeds from the sale of senior lien interests or borrower refinancings in excess of our investment.

(6) Represents the book cost of our investment, including subsequent advances, after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of, the loan, but excludes an allowance for possible losses of $1.4 million. For loans held as FIN 46 entities' assets, the carried costs represents the book cost of our investment adjusted to reflect the requirements of FIN 46.

(7) Consists of the amount set forth in the column "Outstanding Loan Receivable" less senior lien interests at September 30, 2003.

(8) The borrower, Washington Properties Limited Partnership, is a limited partnership in which Edward E. Cohen, our Chairman, Chief Executive Officer and President, Jonathan Z. Cohen, our Chief Operating Officer, Executive Vice President and director, Scott F. Schaeffer, our former Vice Chairman and Executive Vice President, and Adam Kauffman, the president of Brandywine Construction & Management are equal limited partners.

(9) With respect to loans 7 and 17, A. Kaufman is the general partner of the borrower and, with respect to loan 29, he is the president of the sole general partner of the borrower. With respect to loans 26 and 35, Mr. Kauffman is the sole shareholder of the general partner of the borrower.

(10) The borrower, New 1521 Associates, is a limited partnership formed in 1991. The general partner, New 1521 G.P., Inc., is a corporation of which A. Kauffman is the sole shareholder. E. Cohen, and his wife, Betsy Z. Cohen, beneficially own a 49% limited partnership interest in the partnership and A. Kauffman owns a 24.75% limited partnership interest.

(11) The borrower, Evening Star Associates, is a limited partnership in which one of our subsidiaries, Resource Properties, Inc., is the sole shareholder of ES GP, Inc., the sole general partner of the borrower.
         E. Cohen, B. Cohen, D. Gideon Cohen, our former President, Chief Operating Officer and director, and S. Schaeffer are limited partners of Evening Star Associates.

(12) The borrower, Commerce Place Associates, LLC, is a limited liability company whose manager is a corporation of which S. Schaeffer, is the sole shareholder, officer and director. Messrs. E. Cohen, D. Cohen, Schaeffer and Kauffman are equal limited partners of an entity, Brandywine Equity Investors, L.P., that owns approximately 30% of the borrower.

(13) Our subsidiary, Resource Press Building Manager, Inc., is the manager of the borrower, Resource/Press Building Realty, LLC.

(14) E. Cohen and B. Cohen beneficially own a 40% limited partnership interest in the borrower, Pasadena Industrial Associates. A. Kauffman is the general partner of the borrower.

(15) The property is owned by EJGB, LLC, a limited liability company in which D. Cohen owns a 94% interest.

(16) The borrower, Granite GEC (Pittsburgh), L.L.C., is a limited liability company. D. Cohen owns 79% of Odessa Real Estate Management, Inc., the assistant managing member of the borrower.

(17)     The borrower, St. Cloud Associates, is a limited partnership of which
         A. Kauffman is the sole general partner.

         We seek to reduce the amount of our capital invested in portfolio loans, and to enhance our returns, through borrower refinancing of the properties underlying our loans. At September 30, 2003, senior lien holders on these properties held outstanding obligations of $90.5 million. Pursuant to agreements with most borrowers, we generally retain the excess of operating cash flow after required debt service on senior lien obligations as debt service on the outstanding balance of our loans.

         After a refinancing of a senior lien interest, our retained interest will usually be secured by a subordinate lien on the property. In some situations, however, our retained interest may not be formally secured by a mortgage because of conditions imposed by the senior lender. In these situations, we may be protected by a judgment lien, an unrecorded deed-in-lieu of foreclosure, the borrower's covenant not to further encumber the property without our consent, a pledge of the borrower's equity or similar devices. As of September 30, 2003, we have six retained interests aggregating $55.7 million and constituting 36%, by carried cost of investment, of our loan portfolio and FIN 46 investments that are not secured by a lien on the underlying property. As of September 30, 2003, senior lien interests with an aggregate balance of $4.9 million relating to three portfolio loans obligate us, in the event of a default on a loan, to replace the loan with a performing loan.

         Because our loans typically were not performing in accordance with the original terms when we acquired them, they generally are subject to forbearance agreements that defer foreclosure or other action so long as the borrower meets the terms of the forbearance agreement. These terms are generally designed to give us control over the operations and cash flow of the underlying properties, subject to the rights of senior lien holders. We may permit a borrower to obtain management control of a property's cash flow where we believe that operating problems have been substantially resolved.

         Our forbearance agreements require borrowers to retain a property management firm acceptable to us. As a result, Brandywine Construction & Management, Inc., a property manager affiliated with us, has assumed responsibility for supervisory and, in many cases, day-to-day management of the underlying properties with respect to substantially our entire loan portfolio as of September 30, 2003. In seven instances, the president of Brandywine Construction & Management, or an entity affiliated with him, has also acted as the general partner, president or trustee of the borrower.

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

         At the end of a forbearance agreement, the borrower must pay the loan in full. The borrower's ability to do so, however, will depend upon a number of factors, including prevailing conditions of the underlying property, the state of real estate and financial markets generally and as they pertain to the particular property, and general economic conditions. If the borrower does not or cannot repay the loan, we anticipate it will seek to sell the property underlying the loan or otherwise liquidate the loan. If the borrower is unsuccessful, we may foreclose on the underlying property. Alternatively, where we already control all of the cash flow and other economic benefits from the property, or where we believe that the cost of foreclosure is more than any benefit we could obtain from foreclosure, we may continue our forbearance.

         Investments in Real Estate. As part of the process of resolving our loans, we may foreclose on a property underlying a loan or accept a deed-in-lieu of foreclosure. In fiscal 2003, we foreclosed or accepted deeds-in-lieu of foreclosure on four properties. Also, when we restructure a loan, we typically retain an interest in the underlying property or in an entity owning the property. We had one such restructuring in fiscal 2003, while in fiscal 2002 we had one such restructuring. Moreover, in fiscal 2002 we invested in three limited partnerships which acquired properties adjacent to a property in which we had received a 50% interest in satisfaction of another portfolio loan in June 1999.

         Accounting for Discounted Loans. We accrete the difference between our cost basis in a portfolio loan and the sum of projected cash flows from the loan into interest income over the estimated life of the loan using the interest method, which results in a level rate of interest over the life of the loan. We review projected cash flows, which include amounts realizable from the disposition of the underlying property, on a quarterly basis. Changes to projected cash flows reduce or increase the amounts accreted into interest income over the remaining life of the loan.

         We record our investments in real estate loans at cost, which is discounted significantly from the stated principal amount plus accrued interest and penalties on the loans. We refer to the stated principal, accrued interest and penalties as the face value of the loan. The discount from face value, as adjusted to give effect to refinancings totaled $56.0 million, $165.2 million and $150.7 million at September 30, 2003, 2002 and 2001, respectively. We review the carrying value of each of our loans quarterly to determine whether it is greater than the sum of the future projected cash flows. Because of our knowledge of the underlying properties, our monitoring of and influence over their respective operating budgets and, for most properties, management of the property by our affiliate, Brandywine Construction and Management, we believe that we can reasonably estimate the amount and timing of our probable collections from the underlying properties. For a discussion of our involvement with the properties underlying our loans, see "Real Estate Finance-General." If we determine that the carrying value is greater, we provide an appropriate allowance through a charge to operations. In establishing our allowance for possible losses, we also consider the historic performance of our loan portfolio, characteristics of the loans and their underlying properties, industry statistics and experience regarding losses in similar loans, payment history on specific loans as well as general economic conditions in the United States, in the borrower's geographic area or in the borrower's or its tenants' specific industries.

         Accounting for FIN 46 Assets. Subsequent to the adoption of FIN 46 in July 2003, we record the assets, liabilities and operations of cerain entities in which we hold loans in our consolidated financial statements. We have classified certain of these entities' assets as held for sale and accordingly show their operations as discontinued in our consolidated financial statements.

         Allowance for Possible Losses. For the year ended September 30, 2003, we recorded a provision for possible losses of $1.8 million. Our allowance for possible losses was $1.4 million at September 30, 2003 after write-downs of $3.9 million on three loans.

         In determining our allowance for possible losses related to our real estate loans, we consider general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans. The value of our loans may also be affected by factors such as the cost of compliance with regulations and liability under applicable environment laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, we continuously monitor collections and payments from our borrowers and maintain an allowance for estimated losses based upon our historical experience and our knowledge of specific borrower collection issues identified. We reduce our investment in real estate loans by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or venture or general to all loans.

         We also follow the cost recovery method for certain loans due to unanticipated events such as the loss of a major tenant of one underlying property, the declaration of bankruptcy and voiding of the lease by a sole tenant of another property and, for a hotel property underlying one loan, the severe effect of the post-9/11 travel slump.

Financial Services

         Our financial services operations currently focus on managing entities that invest in trust preferred securities of small to mid-size regional banks and bank holding companies and debt securities collateralized by these trust preferred securities.

         Beginning in fiscal 2002, through December 2003, we have co-sponsored a series of five investments involving issuers of collateralized debt obligations, or CDOs. The collateralized debt obligations of each CDO issuer are supported by a pool of trust preferred securities issued by trusts affiliated with, and whose preferred securities are guaranteed by small to mid-size regional banks and bank holding companies. We own a 50% interest in the entities that act as the general partners of the limited partnerships that own the equity interest in the CDO issuers. We also invest in the partnerships, for which we receive partnership interests. The issuers are Trapeza CDO I, LLC through Trapeza CDO V, Ltd. The general partners are Trapeza Funding, LLC through Trapeza Funding V, LLC, and the partnerships are Trapeza Partners L.P. through Trapeza Partners V L.P. We also own a 50% interest in Trapeza Capital Management, LLC which acts as collateral manager of the trust preferred securities pools. Through Trapeza Capital Management the Trapeza Funding entities and the Trapeza partnerships, we receive collateral management fees from the CDO issuers, as well as general partner and limited partner distributions and partnership administration fees. We also own a 50% interest in 1845 Warehouse, LLC, an entity created to support a warehouse line of credit to be used to provide financing to CDO issuers we sponsor in the future. We invested $2.5 million in 1845 Warehouse in November 2003 along with a like amount by the other owner of 1845 Warehouse. 1845 Warehouse has obtained a warehouse line of credit for its own account from an unaffiliated third party. We expect that 1845 Warehouse will receive distributions from future CDO closings equal to a portion of the positive spread between its warehouse financing costs and the interest received on the trust preferred securities it finances. The third party lender will receive the balance of such positive spread.

         We sponsored Trapeza CDO I in fiscal 2002, which, in November 2002 acquired $330.0 million of trust preferred securities. Trapeza Partners I, the equity owner of Trapeza CDO I, raised $27.4 million for its equity investment, including $2.8 million from us and a like amount from our co-sponsor. We also provided a $5.0 million bridge loan, which was repaid in fiscal 2003, to facilitate its purchase of trust preferred securities.

         We sponsored Trapeza CDO II, Trapeza CDO III and Trapeza CDO IV in fiscal 2003. Trapeza CDO IV was in the offering stage at September 30, 2003, and thereafter closed in October 2003. These three Trapeza CDO issuers acquired $1.0 billion of trust preferred securities. The related partnerships invested $58.8 million in the Trapeza CDO issuers, including $2.4 million from us and a like amount from our co-sponsor. Subsequent to September 30, 2003, we sponsored Trapeza CDO V, Ltd., which we anticipate closed in December 2003 and acquired an additional $300.0 million of trust preferred securities.

Equipment Leasing

         We operate our equipment leasing business through LEAF Financial Corporation, a wholly-owned subsidiary. A subsidiary of LEAF Financial acts as the general partner of a public equipment leasing partnership, Lease Equity Appreciation Fund I. The partnership began operations in March 2003 and, as of September 30, 2003, had $18.5 million (original equipment cost) of equipment under lease. As of September 30, 2003, LEAF Financial had invested $401,000 in the partnership. The partnership continues in its offering stage.

         In April 2003, LEAF Financial entered into a multi-year agreement to originate and service equipment leases on behalf of Merrill Lynch Equipment Finance LLC. Under this financing and service arrangement, LEAF Funding, Inc., a subsidiary of LEAF Financial, will originate and, through a subsidiary, sell equipment leases to Merrill Lynch Equipment Finance. LEAF Funding will receive cash consideration for these leases equal to the present value of the remaining scheduled payments under each lease plus the estimated residual value of the leased equipment at the end of the lease. An affiliate of Merrill Lynch Equipment Finance will finance its purchase of the equipment and leases to an aggregate maximum amount of $300.0 million. Pursuant to a servicing agreement, LEAF Financial will manage, administer and service the leases, for which it will receive servicing and asset management fees. These agreements terminate on April 8, 2005, unless otherwise extended.

         At the time we acquired LEAF Financial in 1995, it acted as the general partner of a series of public equipment leasing partnerships. These partnerships began their liquidation periods at various times commencing in December 1995. We anticipate that the last four of these partnerships will complete their liquidation procedures in December 2003.

Credit Facilities and Senior Notes

         Credit Facilities. In July 2002, our principal energy subsidiary, Atlas America, entered into a $75.0 million credit facility administered by Wachovia Bank. The revolving credit facility is guaranteed by Atlas America's subsidiaries and by us. Credit availability, which is principally based on the value of Atlas America's assets, was $54.2 million at September 30, 2003. Up to $10.0 million of the borrowings under the facility may be in the form of standby letters of credit. Borrowings under the facility are secured by the assets of Atlas America and its subsidiaries, including the stock of Atlas America's subsidiaries and our interests in Atlas Pipeline Partners and its general partner.

         Loans under the facility bear interest at one of the following two rates, at the borrower's election:

         -        the base rate plus the applicable margin; or

         - the adjusted London Interbank Offered Rates or LIBOR plus the applicable margin.

         The base rate for any day equals the higher of the federal funds rate plus 1/2 of 1% or the Wachovia Bank prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for euro currency funding. The applicable margin is as follows:

         - where utilization of the borrowing base is equal to or less than 50%, the applicable margin is 0.25% for base rate loans and 1.75% for LIBOR loans;

         - where utilization of the borrowing base is greater than 50%, but equal to or less than 75%, the applicable margin is 0.50% for base rate loans and 2.00% for LIBOR loans; and

         - where utilization of the borrowing base is greater than 75%, the applicable margin is 0.75% for base rate loans and 2.25% for LIBOR loans.

         At September 30, 2003, borrowings under the Wachovia credit facility bore interest at rates ranging from 2.88% to 2.90%.

         The Wachovia credit facility requires Atlas America to maintain specified net worth and specified ratios of current assets to current liabilities and debt to EBITDA, and requires us to maintain a specified interest coverage ratio. In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by Atlas America to us, on a cumulative basis, to 50% of Atlas America's net income from and after April 1, 2002 plus $5.0 million. In addition, Atlas America is permitted to repay intercompany debt to us only up to the amount of our federal income tax liability attributable to Atlas America and accrued interest on the our senior notes. The facility terminates in July 2005, when all outstanding borrowings must be repaid. At September 30, 2003, $31.0 million was outstanding under this facility.

         Through our real estate subsidiaries, we have an $18.0 million line of credit with Sovereign Bank. The facility bears interest at the prime rate reported in The Wall Street Journal and expires in July 2005. Advances under this facility must be used to acquire real property, loans on real property or to reduce indebtedness on property loans. The facility is secured by the interest of our subsidiaries in assets they acquire using advances under the line of credit. Credit availability is based on the value of the assets pledged as security and was $18.0 million as of September 30, 2003, all of which had been drawn at that date. The facility imposes limitations on the incurrence of future indebtedness by our subsidiaries whose assets were pledged, and on sales, transfers or leases of their assets, and requires the subsidiaries to maintain both a specified level of equity and a specified debt service coverage ratio.

         We have a second line of credit with Sovereign Bank for $5.0 million that is similar to the $18.0 million line of credit. This facility bears interest at the same rate as the $18.0 million line of credit and also expires in July 2005. Advances under this facility must be used to acquire real property, loans on real property or to reduce indebtedness on property or loans. The facility is secured by a pledge of approximately 425,000 of our RAIT common shares and by a guaranty from the subsidiaries holding the assets securing the $18.0 million line of credit. Credit availability is based on the value of the pledged RAIT shares and was $5.0 million as of September 30, 2003, all of which had been drawn at that date. The facility restricts us from making loans to our affiliates other than:

         -        existing loans,

         - loans in connection with lease transactions in an aggregate not to exceed $50,000 in any fiscal year,

         -        loans to RAIT made in the ordinary course of business, and

         -        loans to our subsidiaries.

         We have a line of credit with Commerce Bank for $5.0 million, all of which had been drawn as of September 30, 2003. The facility is secured by our pledge of 440,000 of our RAIT common shares. Credit availability is 50% of the value of those shares, and was $5.0 million at September 30, 2003. Loans bear interest, at our election, at either the prime rate reported in The Wall Street Journal or specified LIBOR, plus 250 basis points, in either case with a minimum rate of 5.5% and a maximum rate of 9.0%. The facility terminates in May 2005, subject to extension. The facility requires us to maintain a specified net worth and ratio of liabilities to tangible net worth, and prohibits our transfer of the collateral.

         We and certain of our real estate subsidiaries are the obligors under a $6.8 million term note to Hudson United Bank. At September 30, 2003, $6.4 million was outstanding on this note which matures in October 2004. The note bears interest at the prime rate reported in The Wall Street Journal, minus one percent, and is secured by certain portfolio loans.

         LEAF Financial and Lease Equity Appreciation Fund have entered into revolving credit facilities with National City Bank and Commerce Bank that have an aggregate borrowing limit of $20.0 million. Each facility bears interest at the LIBOR plus 300 basis points at the time of borrowing. Borrowings under the facilities are secured by an assignment of the leases being financed and the underlying equipment being leased. Repayment of both facilities has been guaranteed by us. The facility with National City Bank expires on December 31, 2003. At September 30, 2003, $2.5 million was outstanding on this facility with current interest rates ranging from 4.10% to 4.18% per year. The facility with Commerce Bank expires on May 27, 2004. At September 30, 2003, $4.7 million was outstanding on this facility with a current interest rate of 4.10% per year. We are a guarantor under both facilities.

         Atlas Pipeline Partners has a $20.0 million revolving credit facility administered by Wachovia Bank. Up to $3.0 million of the facility may be used for standby letters of credit. Borrowings under the facility are secured by a lien on all the property of Atlas Pipeline Partners' assets, including its subsidiaries. The facility has a term ending in December 2005 and bears interest, at Atlas Pipeline Partners' election, at the base rate plus the applicable margin or the euro rate plus the applicable margin.

         As used in the facility agreement, the base rate is the higher of:

         -        Wachovia Bank's prime rate or

         -        the sum of the federal funds rate plus 50 basis points.

         The euro rate is the average of specified LIBORs divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for euro currency funding. The applicable margin varies with Atlas Pipeline Partners' leverage ratio from between 150 to 250 basis points, for the euro rate option, or 0 to 50 basis points, for the base rate option. Draws under any letter of credit bear interest as specified under the first bullet point above. The credit facility requires Atlas Pipeline Partners to maintain a specified net worth, ratio of debt to tangible assets and an interest coverage ratio. In addition, the facility limits sales, leases or transfers of assets, incurrence of other indebtedness and guarantees, and certain investments. As of September 30, 2003, no amounts were outstanding under this facility. Atlas Pipeline Partners expects that it will draw the full amount of this facility as part of its financing of its acquisition of the Alaska Pipeline Company.

         As of September 30, 2003, we also had a $5.8 million term loan with The Marshall Group. This loan was repaid in October 2003.

         Senior Notes. As of September 30, 2003, we had outstanding $54.0 million of our 12% senior notes due 2004. Subsequent to our fiscal year end, we repurchased $1.0 million of senior notes. The senior notes are payable interest only until their maturity on August 1, 2004, but are subject to earlier redemption at our option. We have called $40.0 million of senior notes for redemption on December 22, 2003 (including $26.9 million repurchased in November
2003) and the balance of $13.0 million for redemption on January 20, 2004. See "Business - General."

Employees

         As of September 30, 2003, we employed 278 persons: 208 in energy, 41 in equipment leasing, eight in real estate finance, three in financial services and 18 corporate employees.

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

                                     General

         Interest rate increases will increase our interest costs under our eight credit facilities. See Item 7A, "Quantative and Qualitative Disclosures about Market Risk." This could have material adverse effects, including reduction of net revenues for both our energy, real estate finance and equipment leasing operations.

                      Risks Relating to Our Energy Business

         Our future financial condition, results of operations and the value of our natural gas and oil properties will depend upon market prices for natural gas and oil. Natural gas and oil prices historically have been volatile and will likely continue to be volatile in the future. Prices for natural gas and oil are affected by many factors, over which we have no control, including:

         - political instability or armed conflict in oil producing regions or other market uncertainties;

         -        worldwide and domestic supplies of oil and gas;

         -        weather conditions;

         -        the level of consumer demand;

         -        the price and availability of alternative fuels;

         -        the availability of pipeline capacity;

         -        the price and level of foreign imports;

         -        domestic and foreign governmental regulations and taxes;

         - the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil prices and production controls; and

         -        the overall economic environment.

         These factors and the volatility of the energy markets make it extremely difficult for us to predict future oil and gas price movements with any certainty. Price fluctuations can materially adversely affect us because:

         -        price decreases will reduce our energy revenues;

         - price decreases may make it more difficult to obtain financing for our drilling and development operations through sponsored investment partnerships, borrowings or otherwise;

         - price decreases may make some reserves uneconomic to produce, reducing our reserves and cash flow;

         - price decreases may cause the lenders under our energy credit facility to reduce our borrowing base because of lower revenues or reserve values, reducing our liquidity and, possibly, requiring mandatory loan repayment;

         - price increases may make it more difficult, or more expensive, to drill and complete wells if they lead to increased competition for drilling rigs and related materials;

         - price increases may make it more difficult, or more expensive, to execute our business strategy of acquiring additional natural gas properties and energy companies.

         Further, oil and gas prices do not necessarily move in tandem. Because approximately 92% of our proved reserves are natural gas reserves, we are more susceptible to movements in natural gas prices.

         Well blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks are inherent operating hazards for us. The occurrence of any of these hazards could result in substantial losses to us. In addition, we may be liable for environmental damage caused by previous owners of properties purchased or leased by us. As a result, we may incur substantial liabilities to third parties or governmental entities. In accordance with customary industry practices, we maintain insurance against some, but not all, of such risks and losses. Pollution and environmental risks generally are not fully insurable. We may elect to self-insure if we believe that insurance, although available, is excessively costly relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could reduce our revenues and the value of our assets.

         The amount of recoverable natural gas and oil reserves may vary significantly from well to well. We may drill wells that, while productive, do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The geologic data and technologies we use do not allow us to know conclusively prior to drilling a well that natural gas or oil is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Further, our drilling operations may be curtailed, delayed or cancelled as a result of many factors, including:

         -        unexpected drilling conditions;

         -        title problems;

         -        pressure or irregularities in formations;

         -        equipment failures or accidents;

         -        adverse weather conditions;

         -        environmental or other regulatory concerns; and

         - costs of, or shortages or delays in the availability of drilling rigs and equipment.

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

         Under current federal tax laws, there are tax benefits to investing in drilling investment partnerships such as ours, including deductions for intangible drilling costs and depletion deductions. Changes to federal tax laws that reduce or eliminate these benefits may make investment in our drilling partnerships less attractive and, thus, reduce our ability to obtaining funding from this significant source of capital. Moreover, the Jobs and Growth Tax Relief Reconciliation Act of 2003 has reduced the maximum federal income tax rate on long-term capital gains and qualifying dividends to 15% through 2008. This change may make investment in our drilling partnerships relatively less attractive than investments in assets likely to yield capital gains or qualifying dividends.

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

         Under our agreements with Atlas Pipeline Partners, we are required to pay transportation fees for natural gas produced by our drilling partnerships and certain unaffiliated producers. Many of our transportation arrangements with our existing drilling partnerships and unaffiliated producers require them to pay us lesser fees than those we pay to Atlas Pipeline Partners. For the years ended September 30, 2003 and 2002, the fees we paid to Atlas Pipeline
Partners, net of reimbursements and distributions to us from our general and limited partner interests in it, exceeded the amount we received from producers by $10.4 million and $6.5 million, respectively.

         Subsidiaries of ours currently serve as general partners of 84 energy investment partnerships. We intend to develop further energy investment partnerships for which we will act as general partner. As a general partner, each subsidiary is contingently liable for the obligations of these partnerships to the extent that these obligations cannot be repaid from program assets or insurance proceeds.

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

         Our operations are subject to complex and constantly changing environmental laws adopted by federal, state and local governmental authorities. We could face significant liabilities to the government and third parties for discharges of natural gas, oil or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigation, litigation and remediation. For a discussion of the environmental laws that affect our operations, see "Business - Energy - Environmental and Safety Regulations."

                 Risks Relating to Our Real Estate Financial and
                      Financial Leasing Services Businesses

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

         Our loans, include those treated in our consolidated financial statements as FIN 46 assets and liabilities, typically provide payment structures other than equal periodic payments that retire a loan over its specified term, including structures that defer payment of some portion of accruing interest, or defer repayment of principal, until loan maturity. Where a borrower must pay a loan balance in a large lump sum payment, its ability to satisfy this obligation may depend upon its ability to obtain suitable refinancing or otherwise to raise a substantial cash amount, which we do not control. In addition, lenders can lose their lien priority in many jurisdictions, including those in which our existing loans are located, to persons who supply labor or materials to a property. For these and other reasons, the total amount which we may recover from one of our loans may be less than the total amount of the loan or our cost of acquisition.

         Declines in real property values generally and/or in those specific markets where the properties underlying our portfolio loans are located could affect the value of and default rates under those loans. Properties underlying our loans may be affected by general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors beyond our control. The value of real properties may also be affected by factors such as the cost of compliance with, and liability under environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Operating and other expenses of properties, particularly significant expenses such as real estate taxes, insurance and maintenance costs, generally do not decrease when revenues decrease and, even if revenues increase, operating and other expenses may increase faster than revenues.

         Many of our portfolio loans, including those treated in our consolidated financial statements as FIN 46 assets and liabilities, are junior lien obligations. Subordinate lien financing poses a greater credit risk, including a substantially greater risk of nonpayment of interest or principal, than senior lien financing. If we or any senior lender forecloses on a loan, we will be entitled to share only in the net foreclosure proceeds after payment to all senior lenders. It is therefore possible that we will not recover the full amount of a foreclosed loan or the amount of our unrecovered investment in the loan.

         At September 30, 2003, our allowance for possible losses was $1.4 million, which represents 3% of the book value of our loan portfolio. We cannot assure you that this allowance will prove to be sufficient to cover future losses, or that future provisions for loan losses will not be materially greater than those we have recorded to date. Losses that exceed our allowance for losses, or an increase in our provision for losses, could materially reduce our earnings.

         Our loans, including those treated in our consolidated financial statements as FIN 46 assets and liabilities typically do not conform to standard loan underwriting criteria. Many of our loans are subordinate loans. As a result, our loans are relatively illiquid investments. We may be unable to vary our portfolio in response to changing economic, financial and investment conditions.

         The existence of hazardous or toxic substances on a property will reduce its value and our ability to sell the property in the event of a default in the loan it underlies. Contamination of a real property by hazardous substances or toxic wastes not only may give rise to a lien on that property to assure payment of the cost of remediation, but also can result in liability to us as a lender, or, if we assume ownership or management, as an owner or operator, for that cost regardless of whether we know of, or are responsible for, the contamination. In addition, if we arrange for disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses to remediate contaminated properties and may materially limit use of these properties. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

         Our income from our real estate operations includes accretion of discount, which is a non-cash item. For a discussion of accretion of discount, see "Business - Real Estate Finance - Accounting for Discounted Loans." For the years ended September 30, 2003, 2002 and 2001, accretion of discount, net of collection of interest, was $2.0 million, $3.2 million and $5.9 million, respectively. We accrete income on a loan to a maximum amount equal to the difference between our cost basis in the loan and the present value of the estimated cash flows from the property underlying the loan. If the actual cash flows from the property are less than our estimates, or if we reduce our estimates of cash flows, our earnings may be adversely affected. Moreover, if we sell a loan, or foreclose upon and sell the underlying property, and the amount we receive is less than the amount of our carrying cost, we will recognize an immediate charge to our allowance for losses or, if that amount is insufficient to absorb the shortfall and provide for possible losses on remaining real estate investments, our statement of operations.

         In addition, the property owners have obtained senior lien financing with respect to nine loans. The senior loans are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These exceptions relate principally to the following:

         - fraud or intentional misrepresentation in connection with the loan documents;

         - misapplication or misappropriation of rents, insurance proceeds or condemnation awards during continuance of an event of default or, at any time, of tenant security deposits or advance rents;

         - payments of fees or commissions to various persons related to the borrower or to us during an event of default, except as permitted by the loan documents;

         - failure to pay taxes, insurance premiums or specific other expenses, failure to use property revenues to pay property expenses, and commission of criminal acts or waste with respect to the property;

         -        environmental violations; and

         - the undismissed or unstayed bankruptcy or insolvency of borrower.

         We account for our investment in the Trapeza entities, described in "Business-Financial Services," by the equity method of accounting. Accordingly, we recognize our percentage share of any income or loss of these entities. Because the Trapeza entities are investment companies for accounting purposes, such income or loss will include a "mark-to-market" adjustment to reflect the net changes in value, including unrealized appreciation or depreciation, in investments and swap agreements. Such value will be impacted by changes in the underlying quality of the Trapeza entities' investments, and by changes in interest rates. To the extent that the Trapeza entities' investments are securities denominated at a fixed rate of interest, increases in interest rates will likely cause the value of the investments to fall and decreases in interest rates will likely cause the value of the investments to rise. The Trapeza entities' various interest rate hedges and swap agreements will also change in value with changes in interest rates. Accordingly, our income or loss from our Trapeza investments, and from future similar collateralized debt issuer investments, may be volatile as interest rates change, and/or if the underlying credit quality of their investments changes.

         Before fiscal 2000, we entered into a series of standby commitments with some participants in our loans which obligate us to repurchase their participations or substitute a performing loan if the borrower defaults. At September 30, 2003, the participations as to which we had standby commitments had aggregate outstanding balances of $6.4 million. At September 30, 2003, we also were contingently liable under guarantees of $1.2 million in mortgage loan receivables connected with a discontinued operation and contingently liable under guarantees of $1.9 in standby letters of credit issued in connection with Atlas America and our lease of office space in New York City.

         A real estate investment partnership in which we have a general partner interest, has obtained senior lien financing with respect to four properties it acquired. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to six of our loans. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next six years.

         We believe the likelihood of our being required to pay any claims under any of them is remote under the facts and circumstances pertaining to each of them. An adverse change in these facts and circumstances could cause us to determine that the likelihood that a particular contingency may occur is no longer remote. In that event, we may be required to include all or a portion of the contingency as a liability in our financial statements, which could result in:

         - violations of restrictions on incurring debt contained in our senior notes or in agreements governing our other outstanding debt; and

         -        prohibitions on additional borrowings under our credit lines.

         In addition, if one or more of these contingencies were to occur, we may not have sufficient funds to pay them and, in order to meet our obligations, may have to sell assets at times and for prices that are disadvantageous to us.

         Subsidiaries of ours currently serve as general partners of five public equipment leasing partnerships, including one in the offering stage, two private real estate investment partnerships, including one in the offering stage, and five private investment partnerships that have invested and will invest in issuers of debt obligations collateralized by trust preferred securities, one of which is in the offering stage. We intend to develop further investment partnerships for which we will act as general partner. As a general partner, each subsidiary is contingently liable for the obligations of these partnerships to the extent that their obligations cannot be repaid from partnership assets or insurance proceeds.

ITEM 2.  PROPERTIES

         We maintain our executive office, real estate finance, leasing and financial services operations in Philadelphia, Pennsylvania under leases for 18,000 square feet. These leases, which expire in May 2008, contains extension options through 2033, and is located in an office building in which we have a 50% equity interest. We also maintain a 3,200 square foot office in New York, New York under a lease agreement that expires in December 2006.

         We own a 24,000 square foot office building in Pittsburgh, Pennsylvania, a 17,000 square foot field office and warehouse facility in Jackson Center, Pennsylvania and a field office in Deerfield, Ohio. We lease one 1,400 square foot field office in Ohio under a lease expiring in 2009 and one 3,100 square foot field office in Pennsylvania under a lease expiring in 2005. In addition, we lease other field offices in Ohio and New York on a month-to-month basis. We also rent 9,300 square feet of office space in Uniontown, Ohio under a lease expiring in February 2006. All of these properties are used for our energy operations.

Energy

         Production. The following table sets forth the quantities of our natural gas and oil production, average sales prices, average production costs per equivalent unit of production and average exploration costs per equivalent unit of production, for the periods indicated.

                                                                 Average
                    Production          Average Sales Price    Production
              ----------------------   ---------------------    Cost per
Fiscal Year   Oil (Bbls)   Gas (Mcf)   per Bbl   per Mcf (1)    Mcfe (2)
-----------   ----------   ---------   -------   -----------   ----------
2003.......      160,048   6,966,899   $ 26.91     $  4.92       $   .84
2002.......      172,750   7,117,276   $ 20.45     $  3.56       $   .82
2001.......      177,437   6,342,667   $ 25.56     $  5.04       $   .84

----------
(1) Our average sales prices before the effects of hedging was $5.08, $3.57 and $5.13 for the fiscal years ending in 2003, 2002 and 2001, respectively.

(2) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

         Productive wells. The following table sets forth information as of September 30, 2003 regarding productive natural gas and oil wells in which we have a working interest:

                                             Number of Productive Wells
                                             --------------------------
                                             Gross (1)          Net (1)
                                             ---------          -------
Oil wells................................          331              272
Gas wells................................        4,324            2,338
                                             ---------          -------
                                                 4,655            2,610
                                             =========          =======

----------
(1) Includes our equity interest in wells owned by 84 investment partnerships for which we serve as general partner and various joint ventures. Does not include our royalty or overriding interests in 619 other wells.

         Developed and Undeveloped Acreage. The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of September 30, 2003. The information in this table includes our equity interest in acreage owned by investment partnerships sponsored by us.

                                    Developed Acreage    Undeveloped Acreage
                                    -----------------    -------------------
                                     Gross      Net       Gross        Net
                                    -------   -------    -------     -------
  Arkansas.......................     2,560       403          -           -
  Kansas.........................       160        20          -           -
  Kentucky.......................       924       462     12,106       6,053
  Louisiana......................     1,819       206          -           -
  Mississippi....................        40         3          -           -
  Montana........................         -         -      2,650       2,650
  New York.......................    20,236    15,417     12,004      12,004
  North Dakota...................       639        96          -           -
  Ohio...........................   115,709    96,600     41,498      37,989
  Oklahoma.......................     4,323       468          -           -
  Pennsylvania...................    73,784    73,701    126,277     126,277
  Texas..........................     4,520       329          -           -
  West Virginia..................     1,078       539     10,806       5,403
  Wyoming........................         -         -         80          80
                                    -------   -------    -------     -------
                                    225,792   188,244    205,421     190,456
                                    =======   =======    =======     =======

         The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have terms that vary from less than one year to five years. We paid rentals of approximately $386,300 in fiscal 2003 to maintain our leases.

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

                             Exploratory Wells                 Development Wells
                      -------------------------------    ------------------------------
                         Productive           Dry         Productive            Dry
                      ---------------    ------------    ------------      ------------
Fiscal Year           Gross       Net    Gross    Net    Gross     Net     Gross    Net
-----------           -----       ---    -----    ---    -----     ---     -----    ---
2003.............         -         -        -      -    295.0    92.9         1     .33
2002.............         -         -        -      -    246.0    78.7         6    2.00
2001.............         -         -      1.0    .18    256.0    76.6         1     .27

         Delivery Commitments. We are not obligated to provide fixed quantities of oil in the future. At our option, we from time to time make short-term delivery commitments for a portion of our natural gas. See Item 7A, "Quantitative and Qualitative Disclosures of Market Risk-Energy-Commodity Price Risk."

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

                                                   Years Ended September 30,
                                                 -----------------------------
                                                   2003       2002       2001
                                                 --------   --------    ------
  Natural gas (per Mcf)......................    $   4.96   $   3.80    $  3.81
  Oil (per Bbl)..............................    $  26.00   $  26.76    $ 19.60

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

         We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deduct operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We make no provision for income taxes, and base the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas and oil reserves or their present value. For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see Note 18 of the Notes to Consolidated Financial Statements.

                                                                               Proved Natural Gas and Oil Reserves
                                                                           ------------------------------------------
                                                                                         At September 30,
                                                                           ------------------------------------------
                                                                               2003            2002          2001
                                                                           ------------    ----------    ------------
Natural gas reserves (Mmcf):
  Proved developed reserves..............................................        87,760         83,996         80,249
  Proved undeveloped reserves............................................        45,533         39,226         37,868
                                                                           ------------   ------------   ------------
  Total proved reserves of natural gas...................................       133,293        123,222        118,117
                                                                           ============   ============   ============

Oil reserves (Mbbl):
  Proved developed reserves..............................................         1,825          1,846          1,735
  Proved undeveloped reserves............................................            30             32             66
                                                                           ------------   ------------   ------------
  Total proved reserves of oil...........................................         1,855          1,878          1,801
                                                                           ============   ============   ============

  Total proved reserves (Mmcfe)..........................................       144,423        134,490        128,923
                                                                           ============   ============   ============

Standardized measure of discounted future cash flows
 (in thousands)..........................................................  $    144,335   $    104,126   $     98,712
                                                                           ============   ============   ============
PV-10 estimate of cash flows of proved reserves (in thousands):
  Proved developed reserves..............................................  $    164,617   $    120,260   $    109,288
  Proved undeveloped reserves............................................        26,802         12,209         17,971
                                                                           ------------   ------------   ------------
  Total PV-10 estimate...................................................  $    191,419   $    132,469   $    127,259
                                                                           ============   ============   ============

         Dismantlement, Restoration, Reclamation and Abandonment Costs. When we determine that a well is no longer capable of producing natural gas or oil in economic quantities, we must dismantle the well and restore and reclaim the surrounding area before we can abandon the well. We contract these operations to independent service providers to whom we pay a fee, currently averaging approximately $7,700 per well. The contractor will also salvage the equipment on the well, which we then sell in the used equipment market. Our proceeds from the sales of salvaged equipment currently range between $6,900 and $11,000 per well. Under the partnership agreements of our investment drilling partnerships, which own substantially all of our wells, we are allocated abandonment costs in proportion to our partnership interest (generally between 27% and 33%) and are allocated between 66% and 100% of the salvage proceeds. As a consequence, we generally receive revenues from salvaged equipment at least equal to, and typically exceeding, our share of the related costs. See Note 2 of the notes to Consolidated Financial Statements, "Asset Retirement Obligations."

ITEM 3.  LEGAL PROCEEDINGS

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

         We are also a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the quarter ended September 30, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq National Market under the symbol "REXI." The following table sets forth the high and low sale prices, as reported by Nasdaq, on a quarterly basis for our last two fiscal years.

                                                     High             Low
                                                   ---------       ---------
Fiscal 2003
Fourth Quarter..................................   $   12.50       $    9.79
Third Quarter...................................   $   11.04       $    7.86
Second Quarter..................................   $    9.50       $    7.52
First Quarter...................................   $    9.50       $    7.26

Fiscal 2002
Fourth Quarter..................................   $   11.24       $    7.48
Third Quarter...................................   $   11.65       $    9.78
Second Quarter..................................   $   11.24       $    8.22
First Quarter...................................   $    9.80       $    7.89

         As of December 15, 2003, there were 17,354,300 shares of common stock outstanding held by 625 holders of record.

         We have paid regular quarterly cash dividends on our common stock commencing with the fourth quarter of fiscal 1995. The indenture governing our senior notes restricts our payment of dividends on our common stock unless we meet certain financial tests. However, we expect to redeem the outstanding senior notes, at which time such restrictions will lapse. See Item 1 "Business - General."

         For information concerning common stock authorized for issuance under our stock option plans and other equity compensation plans and stock options outstanding under these plans, see Note 11 of our Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. We have derived the selected consolidated financial data set forth below for each of the years ended September 30, 2003, 2002 and 2001, and at September 30, 2003 and 2002 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, independent accountants. We have derived the selected financial data for the years ended September 30, 2000 and 1999 and at September 30, 2001, 2000 and 1999 from our consolidated financial statements for those periods which have been audited by Grant Thornton LLP but are not included in this report.

                                                                     As of and for the Years Ended September 30,
                                                      -------------------------------------------------------------------------
                                                          2003            2002            2001           2000           1999
                                                      -----------      ----------      ----------     ---------      ----------
                                                                       (in thousands, except per share data)
Income statement data:
Revenues:
   Energy.........................................    $   105,262      $   97,912      $   94,806     $  70,552      $   55,093
   Real estate finance............................         14,335          16,582          16,899        18,649          45,907
   Leasing........................................          4,071           1,246           1,066             -               -
   Equity in earnings in Trapeza entities.........          1,444             185               -             -               -
   Interest, dividends, gains and other...........          7,417           5,459           6,222        11,460           8,525
                                                      -----------      ----------      ----------     ---------      ----------
     Total revenues...............................    $   132,529      $  121,384      $  118,993     $ 100,661      $  109,525
                                                      ===========      ==========      ==========     =========      ==========

Income from continuing operations before
 income taxes and cumulative effect of
 change in accounting principle...................    $    14,330      $   11,772      $   20,410     $   7,882      $   35,775
Provision for income taxes........................          4,586           3,414           6,327         2,401          11,262
                                                      -----------      ----------      ----------     ---------      ----------
Income from continuing operations before
 cumulative effect of change in accounting
 principle........................................    $     9,744      $    8,358      $   14,083     $   5,481      $   24,514
                                                      ===========      ==========      ==========     =========      ==========
   Net (loss) income..............................    $    (2,915)     $   (3,309)     $    9,829     $  18,165      $   18,460
                                                      ===========      ==========      ==========     =========      ==========

Net (loss) income per common share-basic:
From continuing operations before cumulative
 effect of change in accounting principle.........    $       .57      $      .48      $      .78     $     .24      $     1.10
                                                      ===========      ==========      ==========     =========      ==========

   Net (loss) income per common share-basic.......    $      (.17)     $     (.19)     $      .55     $     .78      $      .83
                                                      ===========      ==========      ==========     =========      ==========

Net (loss) income per common share-diluted:
From continuing operations before cumulative
 effect of change in accounting principle.........    $       .55      $      .47      $      .76     $     .23      $     1.07
                                                      ===========      ==========      ==========     =========      ==========

   Net (loss) income per common share-diluted.....    $      (.17)     $     (.19)     $      .53     $     .76      $      .81
                                                      ===========      ==========      ==========     =========      ==========

Cash dividends per common share...................    $       .13      $      .13      $      .13     $     .13      $      .13
                                                      ===========      ==========      ==========     =========      ==========

Balance sheet data:
Total assets......................................    $   670,782      $  467,498      $  466,464     $ 507,831      $  540,132
Long-term debt (including current maturities).....    $   133,167      $  153,089      $  150,131     $ 134,932      $  234,028
FIN 46 entities' liabilities......................    $   186,657      $        -      $        -     $       -      $        -
Stockholders' equity..............................    $   227,454      $  233,539      $  235,459     $ 281,215      $  263,789

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         During fiscal 2002 and 2001, our operations reflected the dominant position of our energy business. In fiscal 2003, while our energy operations remained the single largest contributor to our revenues, our strategic initiatives in financial services and equipment leasing also began to generate material revenues. We anticipate that these operations will increase in importance to us in fiscal 2004. Our decision in fiscal 2000 to focus our real estate finance operations on managing our existing portfolio of real estate loans and property interests has resulted in a decline in the relative significance of real estate operations to us. However, beginning in fiscal 2002 we began to seek new growth from our real estate operations through the sponsorship of real estate investment partnerships. While the assets in our real estate finance business increased significantly in fiscal 2003 from fiscal 2002 as a percentage of our total assets, the increase was due to the effects of our adoption of FIN 46. This new accounting standard required us to consolidate in our financial statements the assets and liabilities of a number of entities which are borrowers on loans in our portfolio, although our legal relationship as creditor of the entities has not been altered. We have classified $222.7 million of these FIN 46 assets as held for sale and, accordingly, expect to dispose of them in fiscal 2004.

         The following tables set forth the percentages of revenues and assets allocable to each of our four principal businesses for the periods indicated:

                   Revenues as a Percent of Total Revenues (1)

                                           Year Ended September 30,
                                           ------------------------
                                           2003       2002     2001
                                           ----       ----     ----
    Energy.............................      79%        81%      80%
    Real estate finance................      11%        14%      14%
    Leasing............................       3%         1%       1%
    Financial services (Trapeza).......       1%         -        -

                    Assets as a Percent of Total Assets (2)

                                                  As of September 30,
                                                  -------------------
                                                     2003     2002
                                                     ----     ----
    Energy...................................          35%      41%
    Real estate finance......................          55%      44%
    Leasing..................................           2%       2%
    Financial services (Trapeza).............           1%       1%

----------
(1) The balance (6% in 2003, 4% in 2002 and 5% in 2001) is attributable to revenues derived from corporate assets not attributable to a specific industry segment.

(2) The balance (7% in 2003 and 12% in 2002) is attributable to corporate assets not attributable to a specific industry segment.

Results of Operations:  Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil sales, and production costs per Mcfe for our energy operations during fiscal 2003, 2002 and 2001:

                                                              Years Ended September 30
                                                      ----------------------------------------
                                                         2003           2002           2001
                                                      ----------      ---------      ---------
                                                                   (in thousands)
Revenues:
  Production.......................................   $   38,639      $  28,916      $  36,681
  Well drilling....................................       52,879         55,736         43,464
  Well services....................................        7,843          7,871          8,946
  Transportation...................................        5,901          5,389          5,715
                                                      ----------      ---------      ---------
                                                      $  105,262      $  97,912      $  94,806
                                                      ==========      =========      =========

Costs and expenses:
  Production.......................................   $    6,770      $   6,693      $   6,185
  Exploration......................................        1,715          1,571          1,661
  Well drilling....................................       45,981         48,443         36,602
  Well services....................................        3,916          3,938          4,151
  Transportation...................................        2,444          2,052          2,001
  Non-direct.......................................        6,389          6,883          9,376
                                                      ----------      ---------      ---------
                                                      $   67,215      $  69,580      $  59,976
                                                      ==========      =========      =========

                                                              Years Ended September 30
                                                      ----------------------------------------
                                                         2003           2002           2001
                                                      ----------      ---------      ---------
Revenues (in thousands):
  Gas (1)..........................................   $   34,276      $  25,359      $  31,945
  Oil..............................................   $    4,307      $   3,533      $   4,535

Production volumes:
  Gas (Mcf/day) (1) (2)............................       19,087         19,499         17,377
  Oil (Bbls/day)...................................          438            473            486

Average sales prices:
  Gas (per Mmcf) (2)...............................   $      4.9      $    3.56      $    5.04
  Oil (per Bbl)....................................   $     26.9      $   20.45      $   25.56

Production costs (3):
  As a percent of sales............................           18%            23%            17%
  Per Mcfe.........................................    $     .84      $     .82      $     .84

----------

(1)  Excludes sales of residual gas and sales to landowners.

(2) Our average sales price before the effects of hedging was $5.08, $3.57 and $5.13 for the years ended 2003, 2002 and 2001, respectively.

(3) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

         Our well drilling revenues and expenses represent the billings and costs associated with the completion of 282, 242 and 234 net wells for partnerships sponsored by Atlas America in fiscal 2003, 2002 and 2001, respectively. The following table sets forth information relating to these revenues and costs and expenses during the periods indicated:

                                                                 Years Ended September 30,
                                                           --------------------------------------
                                                              2003          2002          2001
                                                           ----------    ----------    ----------
                                                                       (in thousands)
Average drilling revenue per well.....................     $      187    $      230    $      186
Average drilling cost per well........................            163           200           156
                                                           ----------    ----------    ----------
Average drilling gross profit per well................     $       24    $       30    $       30
                                                           ==========    ==========    ==========
Gross profit margin...................................     $    6,898    $    7,293    $    6,862
                                                           ==========    ==========    ==========
Gross margin percent..................................             13%           13%           16%
                                                           ==========    ==========    ==========

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         Our natural gas revenues were $34.3 million in fiscal 2003, an increase of $8.9 million (35%) from $25.4 million in fiscal 2002. The increase was due to a 38% increase in the average sales price of natural gas partially offset by a 2% decrease in production volumes. The $8.9 million increase in natural gas revenues consisted of $9.7 million attributable to price increases, partially offset by $740,000 attributable to volume decreases. Production volumes decreased because normal production declines in our existing wells were not offset by the new wells we had drilled in Crawford County, Pennsylvania, since those wells could not be brought on line until the extension of our Crawford gathering system had been completed. The Crawford extension was completed in the fourth quarter of fiscal 2003.

         Our oil revenues were $4.3 million in fiscal 2003, an increase of $774,000 (22%) from $3.5 million in fiscal 2002. The increase resulted from a 32% increase in the average sales price of oil partially offset by a 7% decrease in production volumes. The $774,000 increase in oil revenues consisted of $1.1 million attributable to price increases partially offset by $342,000 attributable to volumes decreases. The decrease in oil volumes is a result of the natural production decline inherent in the life of a well. We did not offset the decline through the addition of new wells, as substantially all of the wells we have drilled during the past several years have targeted natural gas reserves.

         Our well drilling gross margin was $6.9 million in the year ended September 30, 2003, a decrease of $395,000 (5%) from $7.3 million in the year ended September 30, 2002. In the year ended September 30, 2003, the decrease of $395,000 was attributable to a decrease in the gross profit per well ($1.4 million) partially offset by an increase in the number of wells drilled ($978,000). Our gross profit per well decreased as a result of a decrease in our average cost per well which, because our drilling contracts are on a "cost plus" basis (typically cost plus 15%), determines our average revenue per well. The decrease in our average cost per well in fiscal 2003 resulted from drilling a portion of our wells to a more shallow formation making these wells less expensive to drill. In addition, in certain areas where we have become more active, many of our wells either have not required fracture stimulation or have needed less equipment than wells we have drilled in prior years, thus reducing the average cost per well. Although we raised approximately $23.7 million more in drilling funds in fiscal 2003 than in fiscal 2002, $14.1 million of these funds raised in fiscal 2003 had not been recognized as income as of September 30, 2003 due to the timing of drilling operations. We expect these amounts will be recognized as income in fiscal 2004. In addition, we raised $40.0 million in the first quarter of fiscal 2004. We anticipate drilling revenues and related costs to be substantially higher than in fiscal 2003.

         Our transportation revenues, which are derived from our natural gas transportation agreements with partnerships we sponsor, increased $512,000 (10%) in fiscal 2003 to $5.9 million from $5.4 million in fiscal 2002. The increase was a result of a 6% increase in natural gas volumes transported by Atlas Pipeline Partners and an increase in the average prices, upon which the fees chargeable under a substantial portion of our transportation contracts are based, received for natural gas transported by Atlas Pipeline Partners in fiscal 2003 as compared to fiscal 2002.

         Our transportation expenses increased 19% in the year ended September 30, 2003, as compared to the similar prior year period. This increase resulted from an increase in compressor expenses due to the addition of more compressors and increased compressor lease rates. Compressors were added to increase the transportation capacity of our gathering systems.

         Our exploration costs were $1.7 million in the year ended September 30, 2003, an increase of $144,000 (9%) from the year ended September 30, 2002. The increase in the year ended September 30, 2003 as compared to the prior period was attributable to expenditures for lease costs of $275,000 which were charged to operations upon our decision to discontinue drilling on certain leases.

         Our non-direct expenses were $6.4 million in fiscal 2003, a decrease of $494,000 (7%) from $6.9 million in fiscal 2002. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services. These expenses were partially offset by reimbursements we received for costs we incurred in our partnership management and drilling activities, resulting from an increase in the number of wells we drilled and managed during the year as compared to the prior year. Reimbursements received by us related to our drilling activities increased $470,000 in year ended September 30, 2003 as compared to the year ended September 30, 2002. In addition, we more closely allocated direct costs associated with our other energy activities to those activities, thereby reducing non-direct expenses.

         Depletion of oil and gas properties as a percentage of oil and gas revenues was 21% in fiscal 2003 compared to 27% in fiscal 2002. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and fluctuations in the depletable cost basis of oil and gas. Higher gas and oil prices caused depletion as a percentage of oil and gas revenues to decrease in fiscal 2003 as compared to fiscal 2002.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         Our natural gas revenues were $25.4 million in fiscal 2002, a decrease of $6.6 million (21%) from $31.9 million in fiscal 2001. The decrease was due to a 29% decrease in the average sales price of natural gas partially offset by a 12% increase in production volumes. The $6.6 million decrease in gas revenues consisted of $9.3 million attributable to price decreases, partially offset by $2.7 million attributable to volume increases. Natural gas volume increases resulted from new wells drilled for our partnerships, partially offset by the natural production decline inherent in the life of a well.

         Our oil revenues were $3.5 million in fiscal 2002, a decrease of $1.0 million (22%) from $4.5 million in fiscal 2001. The decrease resulted from a 20% decrease in the average sales price of oil and a 3% decrease in production volumes. The $1.0 million decrease in oil revenues consisted of $906,000 attributable to price decreases, and $96,000 attributable to volume decreases. The decrease in oil volumes is a result of the natural production decline inherent in the life of a well. This decline was not offset by new wells added, as the majority of the wells we have drilled during the past several years targeted gas reserves.

         Our well drilling gross margin was $7.3 million in fiscal 2002, an increase of $431,000 (6%) from $6.9 million in fiscal 2001 due to an increase in the number of wells drilled ($241,000) and the gross profit per well ($190,000), during fiscal 2002 as compared to fiscal 2001. Both the average revenue and cost per well increased $44,000 in fiscal 2002 as compared to fiscal 2001. Both the revenue and cost per well are affected by changes in oil and gas prices and competition for drilling equipment and services. Demand for drilling equipment and services increased in the fiscal year ended September 30, 2002 as compared to fiscal 2001 as a result of increases in the prices obtainable for natural gas in fiscal 2001, resulting in an increase in the cost to us of obtaining such equipment and services. In fiscal 2002, we changed the structure of our drilling contracts to a cost-plus basis from a turnkey basis. Cost-plus contracts protect us in an inflationary environment while limiting our profit margin.

         Our well services revenues decreased $1.1 million (12%) in fiscal 2002 to $7.9 million as compared to $8.9 million in fiscal 2001 primarily as a result of a decrease in gas marketing revenues. We sold our gas marketing operation in fiscal 2000, and, while we maintained a small in-house gas marketing operation in 2001, we significantly reduced our activities in this area in fiscal 2002. The decrease was partially offset by an increase in fee income due to an increase in the number of wells we operate as a result of marketing revenues from new partnership wells drilled during fiscal 2002 and 2001. Our well service expenses decreased 5% in fiscal 2002 as compared to the prior year. The decrease in fiscal 2002 also resulted from our decreased gas marketing activities, partially offset by an increase in labor costs due to an increase in the number of wells we service.

         Our transportation revenues, which derive from our natural gas transportation agreements with partnerships we sponsor, decreased $326,000 (6%) in fiscal 2002 to $5.4 million from $5.7 million in fiscal 2001. The decrease was a result of a decrease in the average prices received for natural gas transported by our pipelines, upon which our transportation contracts are based.

         While we reduced our average production cost from $.84 per Mcf in fiscal 2001 to $.82 per Mcf in fiscal 2002, our production costs increased $508,000 (8%) to $6.7 million in fiscal 2002 from $6.2 million in fiscal 2001 as a result of an increase in the number of wells in which we have an interest and transportation expenses associated with the increased volumes we produced to our interest.

         Our non-direct expenses were $6.9 million in fiscal 2002, a decrease of $2.5 million (27%) from $9.4 million in fiscal 2001. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services. These expenses were partially offset by fees we earned from our partnership management activities, resulting from an increase in the number of wells drilled and managed during the year as compared to the prior year. In addition, we more closely allocated direct costs associated with our other energy activities to those activities, thereby reducing non-direct expenses.

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

Results of Operations:  Real Estate Finance

         During fiscal 2003, 2002 and 2001, our real estate finance operations were affected by three principal trends or events:

         - We determined to selectively resolve the loans in our existing portfolio through repayments, sales, refinancings, restructurings and foreclosures.

         - In fiscal 2002 to seek growth in our real estate business through the sponsorship of real estate investment partnerships in which we are also an investor.

         -        In fiscal 2003, we adopted FIN 46.

         The principal effects of the first two factors has been to reduce the number of our real estate loans, while increasing our interests in real property and, as a result of repayments, sales, refinancings and restructurings, increasing our cash flow from loan resolutions. The principal effect of FIN 46 has been to consolidate in our financial statements the assets and liabilities of a number of borrowers (although not affecting our creditor-debtor legal relationship with these borrowers and not causing these assets and obligations to become our legal assets or obligations). Our FIN 46 assets and liabilities were $300.9 million and $186.7 million, respectively, at September 30, 2003. The adoption of FIN 46 also resulted in a $13.9 million non-cash after-tax cumulative effect adjustment in the fourth quarter of fiscal 2003. For a more detailed discussion of FIN 46, you should read "Cumulative Effect of Change in Accounting Principle" and Note 3 to the Notes to the Consolidated Financial Statements.

         The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                                      Years Ended September 30,
                                                                               ---------------------------------------
                                                                                  2003           2002          2001
                                                                               ----------     ----------    ----------
                                                                                            (in thousands)
Revenues:
    Interest on loans......................................................    $    6,103     $    9,907    $    9,251
    Accreted discount (net of collection of interest) on loans.............         1,962          3,212         5,923
    Gains on resolutions of loans and loan payments in excess
     of the carrying value of loans........................................         1,024          2,398         1,612
    Fee income from sponsorship of partnerships............................         3,062              -             -
    Rental properties......................................................           997            611           442
    FIN 46 revenues........................................................           948              -             -
    Equity in earnings (loss) of equity investees..........................           239            454          (329)
                                                                               ----------     ----------    ----------
                                                                               $   14,335     $   16,582    $   16,899
                                                                               ==========     ==========    ==========

Cost and expenses:
    Real estate general and administrative.................................    $    3,880     $    2,423    $    1,504
    Rental properties......................................................           854              -             -
    FIN 46 expenses........................................................           730              -             -
                                                                               ----------     ----------    ----------
                                                                               $    5,464     $    2,423    $    1,504
                                                                               ==========     ==========    ==========

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         Revenues from our real estate finance operations decreased $2.3 million (14%) from $16.6 million in fiscal 2002 to $14.3 million in fiscal 2003. We attribute these changes to the following:

         - A decrease in interest income and accreted discount of $5.1 million (38%) in fiscal 2003 as compared to fiscal 2002, primarily resulting from the following:

                  - The sale or repayment of three loans in fiscal 2003 which decreased interest income by $1.3 million in fiscal 2003 as compared to fiscal 2002.

                  - The completion of accretion of discount on one loan, which decreased interest income by $1.6 million in fiscal 2003 as compared to fiscal 2002.

                  - A decrease in our average accretion rate, resulting in a decrease in interest income of $84,000 in fiscal 2003 as compared to fiscal 2002.

                  - The early adoption of FIN 46 on July 1, 2003 resulted in our consolidating 14 entities and resulted in a decrease in interest income of $2.1 million.

         - A decrease of $1.4 million (57%) in gains on resolutions of loans and loan payments in excess of carrying value in fiscal 2003 as compared to fiscal 2002, resulting primarily from the following:

                  - In fiscal 2003, we received repayments of $10.7 million on three loans having aggregate book values of $9.7 million, resulting in gains of $1.0 million.

                  - In fiscal 2002, we sold one loan having a book value of $1.0 million to RAIT for $1.8 million, resulting in a gain of $757,000.

                  - In fiscal 2002, we received repayments of $24.9 million on two loans having an aggregate book value of $23.3 million, resulting in gains of $1.6 million.

         - An increase of $3.1 million in fee income in fiscal 2003, as compared to fiscal 2002. This increase resulted primarily from fees we earned for services provided to the real estate investment partnership which we sponsored. These fees relate to the purchase and third party financing of four partnership properties. We anticipate earning additional fees from this partnership and any future real estate investment partnerships which we may sponsor.

         Gains on resolutions of loans and loan payments in excess of the carrying value of loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

         Costs and expenses of our real estate finance operations increased $3.0 million (126%) from $2.4 million in fiscal 2002 to $5.4 million in fiscal 2003. Primarily resulting from the following:

         - An increase in wages and benefits of $532,000 due to the addition of personnel in connection with of our sponsorship and management of our real estate investment partnerships.

         - An increase in insurance and professional services fees of $716,000 due to an increase in insurance rates in general and additional activity associated with the management of our loan portfolio and investment partnership.

         - Rental property expenses represent expenses associated with two properties which we acquired in fiscal 2003 through foreclosure.

         - FIN 46 expenses associated with 14 real estate entities consolidated upon adoption on July 1, 2003 of FIN 46 (see Note 3 to our consolidated financial statements).

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         - An increase of $786,000 (49%) in gains from resolution of loans and loan repayments in excess of carrying values in fiscal 2002 as compared to fiscal 2001, resulting primarily from the following:

                  - In fiscal 2002, we sold one loan having a book value of $1.0 million to RAIT for $1.8 million, resulting in a gain of $757,000, and we sold a second loan having a book value of $22.4 million for $24.0 million, resulting in a gain of $1.6 million.

                  - In fiscal 2001, we sold five loans having aggregate book values of $23.6 million for $25.1 million, resulting in gains of $1.5 million.

                  - In fiscal 2001, we received repayments on two loans having aggregate book values of $130,000, for $225,000, resulting in gains of $95,000.

         - An increase of $783,000 in our equity earnings in one real estate joint venture in which we own a 50% equity interest.

         - An increase in net rental and fee income of $169,000 to $611,000 in fiscal 2002 from $442,000 in fiscal 2001, primarily resulting from the receipt of a consulting fee from another real estate joint venture in which we own a 25% equity interest.

         Gains on resolutions of loans and loan payments in excess of the carrying value of loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

         Costs and expenses of our real estate finance operations were $2.4 million in fiscal 2002, an increase of $919,000 (61%) from $1.5 million in the same period of the prior fiscal year. The increase primarily resulted from an increase in professional fees of $577,000 associated with litigation settled in fiscal 2002 regarding two of our real estate loans. In addition, wages and benefits increased $308,500 in fiscal 2002 as a result of the addition of a new president and other personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate joint ventures and to expand our real estate operations through the sponsorship of real estate investment partnerships. One real estate partnership sponsored in fiscal 2002 was in its offering phase in that year and, as a consequence, did not generate fees or other revenues for us.

Results of Operations:  Financial Services

         Our equity in the earnings of the Trapeza entities were $1.4 million in fiscal 2003, an increase of $1.3 from $185,000 in fiscal 2002. The increase in fiscal 2003 reflects our equity earnings subsequent to completion of the funding and investment stages of three of the Trapeza CDO issuers we sponsored.

Results of Operations: Leasing

         In fiscal 2002 we began to pursue expansion of our equipment leasing operations through sponsorship of equipment leasing programs. Our first such program commenced operations in March 2003. We intend to further develop our equipment leasing operations through the sponsorship of subsequent equipment leasing programs. In addition, in April 2003, we entered into a multi-year agreement to originate and service leases on behalf of Merrill Lynch Equipment Finance LLC.

         The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in our equipment leasing operations during the periods indicated:

                                                        Years Ended September 30,
                                               -------------------------------------------
                                                  2003             2002            2001
                                               ----------       ----------      ----------
                                                             (in thousands)
Revenues:
    Partnership management.................    $    3,416       $      954      $    1,066
    Leasing................................           491              262               -
    Other..................................           164               30               -
                                               ----------       ----------      ----------
                                               $    4,071       $    1,246      $    1,066
                                               ==========       ==========      ==========

Costs and expenses.........................    $    5,883       $      745      $      695
                                               ==========       ==========      ==========

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         Our leasing revenues were $4.1 million in fiscal 2003, an increase of $2.9 million from $1.2 million in fiscal 2002, primarily due to management fees and leasing income associated with our new leasing investment programs.

         Our leasing expenses were $5.9 million in fiscal 2003, an increase of $5.1 million from $745,000 in fiscal 2002, primarily due to expenses associated with the expansion of our operations in connection with our new leasing programs.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         Our leasing revenues were $1.2 million in fiscal 2002, an increase of $180,000 from $1.1 million in fiscal 2001, primarily due to lease income and fees associated with the commencement of our new leasing operations.

         Our leasing expenses were $745,000 in fiscal 2002, an increase of $50,000 from $695,000 in fiscal 2001, primarily due to expenses associated with the startup of our new leasing operations.

Results of Operations:  Other Revenues, Costs and Expenses

         Our interest, dividends, gains and other income was $7.4 million in fiscal 2003, an increase of $1.9 million (36%) as compared to $5.5 million in fiscal 2002. The following table sets forth information relating to interest and other income during the periods indicated:

                                                          Years Ended September 30,
                                                   ----------------------------------------
                                                      2003            2002          2001
                                                   ----------      ----------    ----------
                                                                (in thousands)
Dividend income...............................     $    2,628      $    3,276    $    2,170
Interest income...............................            671           1,242         3,199
Gains on sale of RAIT shares..................          4,036               -             -
Other.........................................             82             941           853
                                                   ----------      ----------    ----------
                                                   $    7,417      $    5,459    $    6,222
                                                   ==========      ==========    ==========

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         Dividend income decreased $648,000 (20%) to $2.6 million in fiscal 2003 from $3.3 million in fiscal 2002. The decrease was due to the sale of RAIT Investment Trust shares during the year ended September 30, 2003, thus lowering our dividends received. Interest income decreased $571,000 (46%) to $671,000 in fiscal 2003 from $1.2 million in fiscal 2002. This decrease was the result of a decrease in funds invested and as well as interest rates earned on those funds. Gains on sale of RAIT shares for the year ended September 30, 2003 were $4.0 million. There were no such sales in the year ended September 30, 2002. Other income decreased $859,000 to $82,000 in fiscal 2003 from $941,000 in fiscal 2002 due to gains associated with the sale of certain gas and oil assets in fiscal 2002 which were not located within the Appalachian basin and thus did not fit our business model.

         Our general and administrative expenses decreased $964,000 (12%) to $6.9 million in fiscal 2003 from $7.9 million in fiscal 2002. This decrease primarily resulted from the allocation of greater amounts of salaries and benefits to our energy and leasing segments, which reflects management time spent on these segments as a result of their growth and a decrease in our pension costs. These decreases were partially offset by an increase in professional services associated with a proposed offering of debt securities that we terminated prior to completion.

         Our provision for possible losses increased $455,000 (33%) to $1.8 million in fiscal 2003 as compared to $1.4 million in fiscal 2002. This increase resulted primarily from estimated reductions in future cash flows from a property underlying one of our loans. In the year ended September 30, 2003, we foreclosed on the property underlying this loan and three other loans. In addition, in the year ended September 30, 2002, we recovered $117,000 previously written off due to the bankruptcy filing of an energy customer, thus reducing our expense in the prior period.

         Our provision for legal settlement represents the estimated cost associated with the settlement of an action filed by the former chairman of TRM Corporation as described in Note 15 of our consolidated financial statements. To the extent that our actual cost (because of insurance recovery) is less than the provision, it will be recorded as a reduction to our expenses in the period so determined.

         We own 39% of the partnership interests in Atlas Pipeline Partners through both our general partner interest and the subordinated units we received at the closing of Atlas Pipeline Partners' public offering. During the year ended September 30, 2003, our ownership interest in Atlas Pipeline decreased from 51% to 39% as the result of the completion by Atlas Pipeline of an offering of limited partner common units. Because we control the operations of Atlas Pipeline Partners, we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline Partners earnings was $4.4 million for the year ended September 30, 2003, as compared to $2.6 million for the twelve months September 30, 2002, an increase of $1.8 million (70%). This increase was the result of an increase in Atlas Pipeline Partners' net income principally caused by increases in transportation volumes and rates received and the increase in the percentage interest of common unitholders. Atlas Pipeline Partners' transporation rates vary, to a significant extent, with the price of natural gas which, on average, was higher in fiscal 2003 than fiscal 2002.

         Our effective tax rate increased to 32% in fiscal 2003 as compared to 29% in fiscal 2002 as a result of a reduction in statutory depletion and certain tax credits, partially offset by a decrease in state income taxes.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         Our dividend income from RAIT in fiscal 2002, increased due to the purchase in December 2001 of an additional 125,000 RAIT shares; additionally, the amount of dividends declared by RAIT increased. Interest income decreased $2.0 million in fiscal 2002 to $1.2 million from $3.2 million due to the continued decrease in our cash balances from the level at September 30, 2000 which was a result of the sale of our small ticket leasing subsidiary in August 2000, as well as to lower rates on those funds invested. During fiscal 2002 and 2001, such funds were used to invest in our drilling partnerships and to repurchase our common stock. Gains on sales of property and equipment increased primarily due to the sale of certain gas and oil assets which were not located within the Appalachian basin and thus did not fit our business model for our exploration and production operations.

         Our general and administrative expenses increased $2.2 million (39%) to $7.9 million in fiscal 2002, from $5.7 million in fiscal 2001. This increase primarily resulted from increases in salaries and benefits, including health insurance, and increases in the costs of our professional services.

         Our interest expense was $12.8 million in fiscal 2002, a decrease of $1.9 million (13%) from $14.7 million in fiscal 2001. This decrease primarily resulted from our repurchase of senior notes during fiscal 2002, which reduced interest by $1.2 million in as compared to fiscal 2001. In addition, in energy and real estate finance, our interest expense decreased $867,000 due to decreases in short-term interest rates in fiscal 2002 as compared to fiscal 2001 which reduced rates under our credit facilities.

         Our provision for possible losses was $1.4 million in fiscal 2002, an increase of $530,000 (61%) from $863,000 in fiscal 2001. The increase resulted from a $910,000 increase in the allowance for possible losses associated with the write-down of one real estate loan which was sold during fiscal 2002 and an increase in the general allowance for possible losses, offset by the recovery in fiscal 2002 of $117,000 from an account previously written off due to the bankruptcy filing of an energy customer.

         Our provision for legal settlement represents the maximum amount of our out-of-pocket liability for the settlement of an amended class action complaint instituted in October 1998. To the extent that our actual cost is less than the provision, we will recognize income.

         In fiscal 2002 and 2001, we owned 51% of the partnership interests in Atlas Pipeline Partners through both our general partners' interest and the subordinated units we received at the closing of Atlas Pipeline Partners' public offering. The minority interest in Atlas Pipeline Partners is the interest of Atlas Pipeline Partners' common unitholders. Because we owned more than 50% of Atlas Pipeline Partners, we included it in our consolidated financial statements for fiscal 2002 and 2001 and showed the ownership by the public as a minority interest. The minority interest in Atlas Pipeline Partners earnings was $2.6 million for the twelve months ended September 30, 2002, as compared to $4.1 million for the twelve months ended September 30, 2001, a decrease of $1.5 million (36%). This decrease was the result of a decrease in Atlas Pipeline Partners' net income principally caused by decreases in transportation fees received. These fees vary with the price of natural gas, which on average was lower in fiscal 2002 than fiscal 2001.

         Our effective tax rate decreased to 29% in fiscal 2002 as compared to 31% in fiscal 2001 as a result of differences between book and taxable income related to permanently non-deductible goodwill amortization and excess employee remuneration in 2001 and an increase in 2002 in statutory depletion, were partially offset by an increase in 2002 in state income taxes.

Discontinued Operations

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," our decision in fiscal 2002 to dispose of Optiron Corporation, our former energy technology subsidiary, resulted in the presentation of Optiron as a discontinued operation for the three years ended September 30, 2003. We had held a 50% equity interest in Optiron; as a result of the disposition, we currently hold a 10% equity interest in Optiron.

         The plan of disposal required Optiron to pay to the Company 10% of Optiron's revenues if such revenues exceeded $2.0 million in the twelve month period following the closing of the transaction. As a result, Optiron became obligated to pay us $295,000. The payment is due in March 2004.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         On August 1, 2000, we sold our small ticket equipment leasing subsidiary, Fidelity Leasing, Inc., to European American Bank and AEL Leasing Co., Inc., subsidiaries of ABN AMRO Bank, N.V. We received total consideration of $152.2 million, including repayment of indebtedness of Fidelity Leasing to us; the purchasers also assumed approximately $431.0 million in debt payable to third parties and other liabilities. Of the $152.2 million consideration, $16.0 million was paid by a non-interest bearing promissory note. The promissory note is payable to the extent that payments are made on a pool of Fidelity Leasing lease receivables and refunds are received with respect to certain tax receivables. In addition, $10.0 million was placed in escrow as security for our indemnification obligations to the purchasers.

         The successor in interest to the purchaser, made a series of claims with respect to our indemnification obligations and representations which were settled in December 2002. Under the settlement, we and the successor were released from certain terms and obligations of the original purchase agreements and from claims arising from circumstances known at the settlement date. In addition, we (i) released to the successor the $10.0 million escrow fund; (ii) paid the successor $6.0 million; (iii) guaranteed that the successor will receive payments of $1.2 million from a note, secured by FLI lease receivables, delivered at the close of the FLI sale; and (iv) delivered two promissory notes to the successor, each in the principal amount of $1.75 million, bearing interest at the two-year treasury rate plus 500 basis points, and due on December 31, 2003 and 2004, respectively. We recorded a loss from discontinued operations, net of taxes, of $9.4 million in connection with the settlement.

Cumulative Effect of Change in Accounting Principle

         The cumulative effect of change in accounting principle in fiscal 2002 relates to Optiron which adopted SFAS 142 on January 1, 2002, and as a result of this adoption, realized an impairment and write-down on its books of goodwill associated with the on-going viability of the product with which the goodwill was associated. This impairment resulted in a cumulative effect adjustment of $1.9 million on Optiron's books, and as a result, we recorded our 50% share of this adjustment.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities". This interpretation changed the method of determining whether certain entities called variable interest entities ("VIE") should be included in our consolidated financial statements. The analysis of whether an entity is a VIE and a result, must be consolidated is based on an analysis of risks and rewards, not control, and represents a significant and complex modification of previous accounting principles. Under FIN 46, VIE is an entity that has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected residual returns of the entity. A VIE must be consolidated by its primary beneficiary, which is the party involved with the VIE that has exposure to a majority of the expected losses or a majority of the expected residual returns or both. All other entities are evaluated for consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("SFAS 94").

         FIN 46 is applicable to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a interest that it acquired before February 1, 2003, FIN 46 is applicable for financial statements issued for the first period ending after December 15, 2003. For any VIEs that must be consolidated under FIN 46, the assets, liabilities and non-controlling interest of the VIE are initially measured at their carrying amounts, as defined in FIN 46, with any difference between the net amount added to the balance sheet and the value at which the primary beneficiary carried its interest in the VIE prior to the adoption of FIN 46 being recognized as a cumulative effect of a change in accounting principle. If determining the carrying amounts is not practicable, the fair value at the date of adoption may be used to measure the assets, liabilities and non-controlling interests of the VIE. We have determined that it was not practicable to determine the carrying values of the VIE's as of the date of the qualifying event and accordingly, have used the fair values at the date of adoption, July 1, 2003.

         As encouraged by the pronouncement, we early-adopted FIN 46 on July 1, 2003. Consequently, certain entities relating to our real estate finance business have been consolidated in its financial statements for the first time. Several factors that distinguish these entities from others included in our consolidated statements follow:

         - The assets and liabilities, revenues and expenses of the consolidated VIEs are included in our financial statements. The investments in real estate loans and accreted interest income thereon, which were our variable interests in the VIEs, have been removed from the financial statements.

         - We consolidated the VIEs because we determined that we were the primary beneficiary of these entities within the meaning of FIN 46.

         - The assets and liabilities of the VIEs that are now included in our consolidated financial statements are neither our assets nor our liabilities. Liabilities of the VIE can only be satisfied from the VIE's assets, not our assets, nor can we use the VIE's assets to satisfy our obligations.

         As of July 1, 2003, the date of adoption, the consolidation of FIN 46 entities resulted in the addition of $296.5 million in assets, $185.5 million in liabilities to our consolidated balance sheet and in a $13.9 million after-tax cumulative effect adjustment in our fourth fiscal quarter. In addition, because we classified certain of our FIN 46 assets as being held for sale, the operations of those assets are recognized in our consolidated statement of operations as income (loss) from discontinued operations. We recognized $1.0 million of such income (net of income taxes) in fiscal 2003.

         FIN 46 has been the subject of significant continuing interpretation by the FASB, and changes to its complex requirements are possible. Currently, it is not possible to conclude whether such changes would be likely to affect the amounts we have recorded.

Liquidity and Capital Resources

         General. Our major sources of liquidity have been funds generated by operations, funds raised and fees earned from investor partnerships, resolutions of real estate loans, borrowings under our existing energy, real estate finance, leasing and corporate credit facilities and the sale of our RAIT Investment Trust shares. We have employed these funds principally in the expansion of our energy operations, the repurchase of our senior notes and common stock, the repayment of our energy credit facility and the acquisition of senior lien interests relating to our real estate loans. The following table sets forth our sources and uses of cash for the periods indicated:

                                                              Years Ended September 30,
                                                      -----------------------------------------
                                                          2003            2002          2001
                                                      -----------     -----------   -----------
                                                                   (in thousands)
Provided by continuing operations..................   $    43,007     $     6,467   $    19,058
Used in investing activities.......................       (13,978)        (24,504)      (28,020)
Used in financing activities.......................        (8,012)         (3,477)      (58,385)
Used in discontinued operations....................        (5,624)         (1,398)       (1,112)
                                                      -----------     -----------   -----------
Increase (decrease) in cash and cash equivalents...   $    15,393     $   (22,912)  $   (68,459)
                                                      ===========     ===========   ===========

         Our liquidity is affected by national, regional and local economic trends and uncertainties as well as trends and uncertainties more particular to us, including natural gas prices, interest rates and our ability to raise funds through our sponsorship of investment partnerships. While the current favorable natural gas pricing and interest rate environment have been positive contributors to our liquidity, and lead us to believe that we will be able to refinance, or renew, our indebtedness as it matures, there are numerous risks and uncertainties involved. We describe factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, in Item 1, "Business - Risk Factors" and in this item in "Results of Operations," "Changes in Prices and Inflation," and "-Contractual Obligations and Commercial Commitments."

         In fiscal 2004, our liquidity will be affected by our redemption of our senior notes, as described in Item 1, Business - General."

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         We had $41.1 million in cash and cash equivalents on hand at September 30, 2003 as compared to $25.7 million at September 30, 2002. Our ratio of earnings (from continuing operations before income taxes, minority interest and interest expense) to fixed charges was 2.5 to 1.0 in the fiscal year ended September 30, 2003 as compared to 2.1 to 1.0 in the fiscal year ended September 30, 2002.

         Our working capital at September 30, 2003 was $30.3 million, an increase of $28.2 million from $2.1 million at September 30, 2002. This increase primarily resulted from the classification of $81.2 million of our FIN 46 assets (net of related liabilities) as held for sale, partially offset by the classification of the outstanding $54.0 million principal amount of our senior notes as current liabilities due to their August 1, 2004 maturity date. Our long-term debt (including current maturities) to total capital ratio at September 30, 2003 was 59% as compared to 66% at September 30, 2002.

         Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. Net cash provided by operating activities increased $36.5 million in fiscal 2003, as compared to fiscal 2002, primarily due to the following:

         - Operating assets and liabilities increased $28.4 million primarily as a result of an increase in deferred revenues on drilling contracts at September 30, 2003 as compared to September 30, 2002, due to the timing of investor funds raised and the subsequent use of those funds in our drilling programs.

         - Gas and oil production revenues increased $9.7 million primarily attributable to a 38% increase in the average price we received for our natural gas production.

         - Offsetting these increases in operating cash flow was a decrease in collections of interest of $4.1 million associated with our real estate finance segment due in part to our adoption of FIN 46.

         Cash flows from investing activities. Net cash used in our investing activities decreased $10.5 million in fiscal 2003 as compared to fiscal 2002, primarily due to the following:

         - A realization of net proceeds of $12.0 million from sale of RAIT shares in fiscal 2003 as compared to a use of $1.9 million to acquire RAIT shares in fiscal 2002.

         - A decrease of $13.9 million in investments in real estate loans and real estate in fiscal 2003 as compared to 2002.

         - A decrease of $4.6 million in cash spent on other assets due principally to investments with the commencement of the Trapeza entities and our equipment leasing operation in fiscal 2002,

         - Offsetting these items was a decrease of $15.2 million in principal payments on notes receivable and proceeds from sale of assets.

         - An increase in capital expenditures of $6.6 million associated with the expansion of our energy operations.

         Cash flows from financing activities. Net cash used in our financing activities increased $4.5 million in fiscal 2003 as compared to fiscal 2002, primarily due to the following

         - An increase in net repayments of debt of $28.3 million in fiscal 2003 as compared to fiscal 2002.

         - An increase in purchases of treasury stock of $3.1 million in fiscal 2003 as compared to fiscal 2002.

         - Offsetting these increases were net proceeds of $25.2 million from Atlas Pipeline's public offering in fiscal 2003.

         - An increase in proceeds from issuance of stock of $2.9 million in fiscal 2003 as compared to fiscal 2002.

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

         Our working capital at September 30, 2002 was $2.1 million, a decrease of $23.8 million from $25.9 million at September 30, 2001 primarily as a result of our use of the proceeds received from the sale of our equipment leasing subsidiary. Our long-term debt (including current maturities) to total capital ratio at September 30, 2002 was 67% as compared to 64% at September 30, 2001.

         Cash flows from operating activities. Net cash provided by operating activities decreased $12.6 million in fiscal 2002, as compared to fiscal 2001, primarily due to the following:

         - Gas and oil production revenues decreased $7.6 million, primarily attributable to a 29% and 20% decrease in the price we received for our natural gas and oil production, respectively.

         - The timing of investor funds raised and the subsequent use of those funds in our drilling activities, decreased operating cash flow by $14.0 million in fiscal 2002 as compared to fiscal 2001. A larger amount of funds were received at September 30, 2001, but not spent on our drilling activities until fiscal 2002.

         - Prepaid expenses by our equipment leasing operations increased $1.9 million in fiscal 2002 compared to fiscal 2001. This increase was attributable to costs incurred by us which are reimbursable from a public partnership that is currently in its offering stage, depending upon the funds raised by that partnership.

         - Offsetting these decreases in operating cash flow was an increase of $10.1 million due to lesser amounts owed and paid for income taxes for fiscal 2002 as compared to fiscal 2001.

         Cash flows from investing activities. Net cash used in our investing activities decreased $3.5 million in fiscal 2002 as compared to fiscal 2001. Our investing activities primarily consisted of capital expenditures for developmental drilling, expansion of Atlas Pipeline Partners' gas gathering facilities and investments in our real estate loans. The decrease in fiscal 2002 was due to $2.4 million decrease in payments received on a note issued in conjunction with the sale of our small ticket leasing subsidiary and a $2.2 million decrease in payments received from our real estate investments. Payments received on real estate investments are normally dependent on third party refinancing or from the sale of a loan and vary from period to period.

         Cash flows from financing activities. Net cash used in our financing activities decreased $54.9 million in fiscal 2002 as compared to fiscal 2001. The decrease in fiscal 2002 was primarily due to our repurchase of $54.7 million of our common stock in fiscal 2001 through our dutch auction tender offer.

Capital Requirements

         During fiscal 2003, our capital requirements related primarily to our investments in our drilling partnerships and pipeline extensions. In fiscal 2003, we invested approximately $26.6 million in our drilling partnerships and pipeline extensions as compared to $21.3 million in fiscal 2002. We funded these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. We obtained an increase in our borrowing base on our Wachovia credit facility to $54.2 million in fiscal 2003. Atlas Pipeline also increased its credit facility to $20.0 million to fund its growth and expansion.

         We have a wide degree of discretion in the level of capital expenditures we must devote in our energy operations on an annual basis and the timing of those expenditures. The amount of our expenditures depends upon the level of funds raised through investment partnerships. We believe cash flow from operations and amounts available under our credit facilities will be adequate to fund our contributions to these partnerships. The level of our capital expenditures will vary in the future depending on commodity market conditions, among others things.

         We continuously evaluate acquisitions of gas and oil and pipeline assets. If we make any acquisitions, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital.

Pending Acquisition

         As described in Note 16 to our consolidated financial statements, Atlas Pipeline Partners has agreed to acquire Alaska Pipeline Company for $95.0 million. Atlas Pipeline Partners anticipates that expenses in connection with the transaction will be approximately $4.0 million. The acquisition is contingent upon the satisfaction of certain conditions, principally approval of the transaction by the Regulatory Commission of Alaska and the expiration of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act. If, as we believe will be the case, Atlas Pipeline Partners obtains these approvals and consummate the transaction, it intends to fund the acquisition price and expenses as follows:

         - Atlas Pipeline Company will borrow all of the $20.0 million available under its existing credit facility. It will use this amount, plus $4.0 million of working capital, to make a common equity contribution to the SPV.

         - Friedman, Billings, Ramsey Group, Inc. ("FBR") has committed to make a $25.0 million preferred equity investment in a special purpose vehicle ("the SPV"), which will be jointly owned and controlled by FBR and Atlas Pipeline; such entity will be the acquirer of Alaska Pipeline Company.

         - The SPV has received a commitment for a $50.0 million credit facility to be administered by Wachovia Bank. It will borrow $50.0 million under this facility.

         All of this funding will be consolidated in our financial statements as indebtedness. Atlas Pipeline Partner's may seek to replace or repay the funding from Friedman, Billings, Ramsey Group and some portion of either or both of the Wachovia Bank credit facilities with equity capital obtained through an offering of Atlas Pipeline Partner's common units. If Atlas Pipeline Partner's determines not to make an offering of our common units or seek other alternative financing, the debt and preferred equity financings will remain in place. Although the continuation of these financings may reduce our capacity for further borrowing and reduce the amount of cash from operations that would otherwise be available from the combination of Atlas Pipeline Partner's operations with those of Alaska Pipeline Company, we believe that our remaining liquidity and capital resources would be more than sufficient to meet our post-acquisition operational needs.

Changes in Prices and Inflation

         Our revenues, the value of our assets, our ability to obtain bank loans or additional capital on attractive terms and our ability to finance our drilling activities through investment partnerships have been and will continue to be affected by changes in oil and gas prices. Natural gas and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. During fiscal 2003, we received an average of $4.92 per Mcf of natural gas and $26.91 per barrel of oil as compared to $3.56 per Mcf of natural gas and $20.45 per Bbl of oil in fiscal 2002 and $5.04 per Mcf of natural gas and $25.56 per Bbl of oil in fiscal 2001.

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

Dividends

         In the years ended September 30, 2003, 2002 and 2001, we paid dividends of $2.3 million, $2.3 million and $2.4 million, respectively. We have paid regular quarterly dividends since August 1995.

         The determination of the amount of future cash dividends, if any, is at the sole discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant. While we were subject to restrictions on our payment of dividends imposed by the indenture under which our senior notes were issued, these restrictions will lapse upon completion of the redemption of our senior notes. See "Business - General."

Contractual Obligations and Commercial Commitments

         The following tables set forth our obligations and commitments as of September 30, 2003.

                                                                                  Payments Due By Period
                                                                                      (in thousands)
                                                             ----------------------------------------------------------------
Contractual cash obligations:                                  Less than           1 - 3             4 - 5          After 5
                                               Total            1 Year             Years             Years           Years
                                            -----------      -----------        -----------       -----------       ---------
Long-term debt...........................   $   133,167      $    59,471        $    73,660       $        36       $       -
Secured revolving credit facilities......         7,168            7,168                  -                 -               -
Capital lease obligations................             -                -                  -                 -               -
Operating leases.........................         3,910            1,217              1,792               900               1
Unconditional purchase obligations.......             -                -                  -                 -               -
Other long-term obligations..............             -                -                  -                 -               -
                                            -----------      -----------        -----------       -----------       ---------
Total contractual cash obligations.......   $   144,245      $    67,856        $    75,452       $       936       $       1
                                            ===========      ===========        ===========       ===========       =========

                                                                        Amount of Commitment Expiration Per Period
                                                                                      (in thousands)
                                                             ----------------------------------------------------------------
Other commercial commitments:                                 Less than            1 - 3             4 - 5           After 5
                                               Total            1 Year             Years             Years            Years
                                            -----------      -----------       ------------       -----------       ---------
Lines of credit........................     $         -      $         -       $          -       $         -       $       -
Standby letters of credit..............           1,945            1,275                420               250               -
Guarantees.............................           1,161            1,161                                    -               -
Standby replacement commitments........           6,363            1,732              4,631                 -               -
Other commercial commitments...........         257,090            3,211             62,398            66,033         125,448
                                            -----------      -----------       ------------       -----------       ---------
Total commercial commitments...........     $   266,559      $     7,379       $     67,449       $    66,283       $ 125,448
                                            ===========      ===========       ============       ===========       =========

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We have identified the following policies as critical to our business operations and the understanding of our results of operations.

Accounts Receivable and Investments in Real Estate Loans, Ventures and Allowance for Possible Losses.

         Through our business segments, we engage in credit extension, monitoring, and collection.

         In energy, in evaluating our allowance for possible losses, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of our customer's credit information. We extend credit on an unsecured basis to many of our energy customers. At September 30, 2003, our credit evaluation indicated that we have no need for an allowance for possible losses for our oil and gas receivables.

         In real estate finance, in evaluating the carrying value of our investments and our allowance for possible losses, we consider general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of our loans. The value of our investments may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. We reduce our investment in real estate loans by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or venture or general to all loans or ventures. As of September 30, 2003 and 2002, we had investments in real estate loans and real estate of $68.9 million and $202.4 million, net of an allowance for possible losses of $1.4 million and $3.5 million, respectively. We believe our allowance for possible losses is adequate at September 30, 2003. However, an adverse change in the facts and circumstances with regard to one of our larger loans or ventures could cause us to experience a loss in excess of our allowance.

         In equipment leasing, in evaluating our allowance for possible losses, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and management's prior experience with similar lease assets. At September 30, 2003, our credit evaluation indicated that we have no need for an allowance for possible losses for our lease assets.

         We believe that our allowance for possible losses is reasonable based on our experience and our analysis of the net realizable value of our receivables at September 30, 2003.

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

Impairment of Oil and Gas Properties

         We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Because of the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties. Any such impairment may affect or cause a reduction in our energy credit facilities.

Dismantlement, Restoration, Reclamation and Abandonment Costs

         On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of equipment recoverable upon abandonment. On October 1, 2002 we adopted SFAS 143, as discussed in Note 2 to our consolidated financial statements. As of September 30, 2002 and 2001, our estimate of salvage values was greater than or equal to our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or costs, could reduce our gross profit from energy operations.

Goodwill and Other Long-Lived Assets

         As of January 1, 2002, the accounting for goodwill has changed; in prior years, goodwill was amortized. As of January 1, 2002, goodwill and other intangibles with an indefinite useful life are no longer amortized, but instead are assessed for impairment at least annually. We have recorded goodwill of $37.5 million in connection with several acquisitions of assets. In assessing impairment of goodwill, we use estimates and assumptions in estimating the fair value of reporting units. If under these estimates and assumptions we determine that the fair value of a reporting unit has been reduced, the reduction can result in an "impairment" of goodwill. However, future results could differ from the estimates and assumptions we use. Events or circumstances which might lead to an indication of impairment of goodwill would include, but might not be limited to, prolonged decreases in expectations of long-term well servicing and/or drilling activity or rates brought about by prolonged decreases in natural gas or oil prices, changes in government regulation of the natural gas and oil industry or other events which could affect the level of activity of exploration and production companies.

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

Recently Issued Financial Accounting Standards

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on our financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS 149 did not have a material effect on our financial position or results of operations.

         In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS did not have a material impact on our results of operations or financial position.

         In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements of FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5") relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provides for additional disclosure requirements related to guarantees which were effective for financial periods ending after December 15, 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred in providing a guarantee. We adopted the initial recognition and measurement requirements for all guarantees as of January 1, 2003. The initial adoption of the recognition and measurement requirements of FIN 45 did not have a significant impact on our results of operations or financial position.

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

         The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred on September 30, 2003. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

Energy

         Interest Rate Risk. At September 30, 2003, the amount outstanding under a revolving loan attributable to our energy operations had decreased to $31.0 million from $43.7 million at September 30, 2002. The weighted average interest rate for this facility decreased from 3.86% at September 30, 2002 to 2.90% at September 30, 2003 due to a decrease in market index rates used to calculate the facility's interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net income would change by approximately $61,000.

         Commodity Price Risk. Our major market risk exposure in commodities is fluctuating prices for our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years. To limit our exposure to changing natural gas prices we use hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for expected production volumes. This allows us to forecast future earnings within a predictable range.

         We have a natural gas supply contract with First Energy Solutions Corporation that allows us from time to time to "lock in" the sales price for some of our natural gas production volumes to be delivered in either the current month or in future months, rather than selling those same production volumes at contract prices in the month produced. We also negotiate with certain purchasers for delivery of a portion of natural gas we will produce for the upcoming twelve months. Most of these contracts are index-based and the price we receive for our natural gas changes as the underlying index changes. Throughout the year, at our discretion, we are permitted to designate a portion of our negotiated production volumes to be purchased at the prevailing contract price at that time for delivery in either the current month or in future production months. For the fiscal year ending September 30, 2004, we estimate in excess of 50% of our produced natural gas volumes will be sold in this manner, leaving our remaining production to be sold at contract prices in the month produced or at spot market prices. Considering those volumes already designated for the fiscal year ending September 30, 2004, and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in approximately a 5% change in our projected natural gas revenues.

         We periodically enter into financial hedging activities with respect to a portion of our projected natural gas production. We recognize gains and losses from the settlement of these hedges in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when we deliver the associated natural gas. We do not hold or issue derivative instruments for trading purposes. We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. Net losses relating to these hedging contracts in fiscal 2003, 2002 and 2001 were $1.1 million, $59,000 and $599,000, respectively. We had no open hedge transactions in place as of September 30, 2003.

Real Estate Finance

         Portfolio Loans and Related Senior Liens. We believe that none of the ten loans held in our portfolio as of September 30, 2003 (including loans treated in our consolidated financial statements as FIN 46 assets and liabilities) are sensitive to changes in interest rates since:

         - the loans are subject to forbearance or other agreements that require all of the operating cash flow from the properties underlying the loans, after debt service on senior lien interests, to be paid to us and thus are not currently being paid based on the stated interest rates of the loans;

         - the senior lien interests are at fixed rates and are thus not subject to interest rate fluctuation that would affect payments to us; and

         - each loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flow were to exceed the interest due, as originally underwritten.

         Debt. The interest rates on our real estate revolving lines of credit, which are at the prime rate minus 1% for the outstanding $6.4 million under our line at Hudson United Bank and at the prime rate for the outstanding $18.0 million and $5.0 million lines of credit at Sovereign Bank, decreased during the year ended September 30, 2003 because there were three decreases in the defined prime rate. This defined prime rate was the "prime rate" as reported in The Wall Street Journal (4.00% at September 30, 2003). A hypothetical 10% change in the average interest rate applicable to these lines of credit would change our net income by approximately $76,000.

Financial Services

         LEAF Financial Corporation, our equipment-leasing subsidiary, entered into a $10.0 million secured revolving credit facility with National City Bank which terminates December 31, 2003. We guarantee this facility, outstanding loans bear interest at one of two rates, elected at our option; (i) the lender's prime rate plus 200 basis points, or (ii) LIBOR plus 300 basis points. As of September 30, 2003, the balance outstanding was $2.5 million at an average interest rate of 4.12%. LEAF Financial Corporation also has a $10.0 million secured credit facility with Commerce Bank. The facility has the same interest rate structure as the National City Bank facility and expires May 27, 2004. As of September 30, 2003, the balance outstanding was $4.7 million at an average interest rate of 4.10%. A hypothetical 10% change in the average interest rate on these facilities would change our net income by approximately $20,000.

Other

         In June 2002, we established a $5.0 million revolving line of credit with Commerce Bank. The facility expires in May 2005 and bears interest at one of two rates, elected at the borrower's option; (i) the prime rate, or (ii) LIBOR plus 250 basis points; both of which are subject to a floor of 5.5% and a ceiling of 9.0%. As of September 30, 2003, $5.0 million was outstanding under this facility. A hypothetical 10% change in the average interest rate on this facility would not affect our net income.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements and Schedules I, III and IV are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and changed its method of accounting for its plugging and abandonment liability related to its oil and gas wells and associated pipelines and equipment.

As discussed in Note 3 to the consolidated financial statements, effective July 1, 2003, the Company adopted FASB Interpretation 46, Consolidation of Variable Interest Entities, and changed its method of accounting for certain investments in real estate loans.

As discussed in Note 4 to the consolidated financial statements, effective October 1, 2001, the Company changed its method of accounting for goodwill for the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We have also audited Schedules I, III and IV as of September 30, 2003. In our opinion, these schedules, considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.




Cleveland, Ohio
December 5, 2003

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002

                                                                                       2003           2002
                                                                                   -----------     ----------
                                                                                      (in thousands, except
                                                                                            share data)
ASSETS
Current assets:
   Cash and cash equivalents....................................................    $   41,129     $   25,736
   Accounts receivable and prepaid expenses.....................................        30,416         18,756
   FIN 46 entities' and other assets held for sale..............................       222,677          5,488
                                                                                    ----------     ----------
     Total current assets.......................................................       294,222         49,980

Investments in real estate loans and real estate................................        68,936        202,423
FIN 46 entities' assets.........................................................        78,247              -
Investment in RAIT Investment Trust.............................................        20,511         29,580
Property and equipment, net.....................................................       143,410        119,177
Other assets....................................................................        19,509         19,278
Intangible assets...............................................................         8,476          9,589
Goodwill........................................................................        37,471         37,471
                                                                                    ----------    -----------
                                                                                    $  670,782     $  467,498
                                                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt............................................    $   59,471     $    4,320
   Secured revolving credit facilities - leasing................................         7,168          2,421
   Accounts payable.............................................................        19,065         12,378
   FIN 46 entities' and other liabilities associated with assets held for sale..       141,473         11,317
   Accrued liabilities..........................................................        14,626         11,568
   Estimated income taxes.......................................................             -            893
   Liabilities associated with drilling contracts...............................        22,158          4,948
                                                                                    ----------     ----------
     Total current liabilities..................................................       263,961         47,845

Long-term debt:
   Senior.......................................................................             -         65,336
   Other........................................................................        73,696         83,433
                                                                                    ----------     ----------
                                                                                        73,696        148,769

Liabilities associated with assets held for sale................................             -          3,144
Deferred revenue and other liabilities..........................................         3,633          1,074
FIN 46 entities' liabilities....................................................        45,184              -
Deferred income taxes...........................................................        12,878         13,733
Minority interest in Atlas Pipeline Partners, L.P...............................        43,976         19,394
Commitments and contingencies...................................................             -              -

Stockholders' equity:
   Preferred stock $1.00 par value: 1,000,000 authorized shares.................             -              -
   Common stock, $.01 par value: 49,000,000 authorized shares...................           255            250
   Additional paid-in capital...................................................       227,211        223,824
   Less treasury stock, at cost.................................................       (78,860)       (74,828)
   Less ESOP loan receivable....................................................        (1,137)        (1,201)
   Accumulated other comprehensive income.......................................         5,611          5,911
   Retained earnings............................................................        74,374         79,583
                                                                                    ----------     ----------
     Total stockholders' equity.................................................       227,454        233,539
                                                                                    ----------     ----------
                                                                                    $  670,782     $  467,498
                                                                                    ==========     ==========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                                    2003           2002           2001
                                                                                 ----------     ----------     ----------
                                                                                   (in thousands, except per share data)
REVENUES
Energy.......................................................................    $  105,262     $   97,912     $   94,806
Real estate finance..........................................................        14,335         16,582         16,899
Leasing......................................................................         4,071          1,246          1,066
Equity in earnings in Trapeza entities.......................................         1,444            185              -
Interest, dividends, gains and other.........................................         7,417          5,459          6,222
                                                                                 ----------     ----------     ----------
                                                                                    132,529        121,384        118,993

COSTS AND EXPENSES
Energy.......................................................................        67,215         69,580         59,976
Real estate finance..........................................................         5,464          2,423          1,504
Leasing......................................................................         5,883            745            695
General and administrative...................................................         6,925          7,889          5,672
Depreciation, depletion and amortization.....................................        12,148         11,161         11,038
Interest.....................................................................        13,092         12,816         14,736
Provision for possible losses................................................         1,848          1,393            863
Provision for legal settlement...............................................         1,185          1,000              -
Minority interest in Atlas Pipeline Partners, L.P............................         4,439          2,605          4,099
                                                                                 ----------     ----------     ----------
                                                                                    118,199        109,612         98,583
                                                                                 ----------     ----------     ----------
Income from continuing operations before income taxes
 and cumulative effect of change in accounting principle.....................        14,330         11,772         20,410
Provision for income taxes...................................................         4,586          3,414          6,327
                                                                                 ----------     ----------     ----------
Income from continuing operations before
 cumulative effect of change in accounting principle.........................         9,744          8,358         14,083
Income (loss) on discontinued operations, net of income taxes
 of $(658), $5,944 and $2,439................................................         1,222        (11,040)        (4,254)
Cumulative effect of change in accounting principle, net of
 income taxes of $7,474 and $336.............................................       (13,881)          (627)             -
                                                                                 ----------     ----------     ----------
Net (loss) income............................................................    $   (2,915)    $   (3,309)    $    9,829
                                                                                 ==========     ==========     ==========

Net income (loss) per common share - basic:
From continuing operations...................................................    $      .57     $      .48      $     .78
Discontinued operations......................................................           .07           (.63)          (.23)
Cumulative effect of change in accounting principle..........................          (.81)          (.04)             -
                                                                                 ----------     ----------     ----------
Net income (loss) per common share - basic...................................    $     (.17)    $     (.19)    $      .55
                                                                                 ==========     ==========     ==========
Weighted average common shares outstanding...................................        17,172         17,446         17,962
                                                                                 ==========     ==========     ==========

Net income (loss) per common share - diluted:
From continuing operations...................................................    $      .55     $      .47     $      .76
Discontinued operations......................................................           .07           (.62)          (.23)
Cumulative effect of change in accounting principle..........................          (.79)          (.04)             -
                                                                                  ---------     ----------     ----------
Net (loss) income per common share - diluted.................................     $    (.17)    $     (.19)     $     .53
                                                                                  =========     ==========     ==========
Weighted average common shares outstanding...................................        17,568         17,805         18,436
                                                                                  =========     ==========     ==========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                  YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                                   2003            2002          2001
                                                                                -----------     ----------    -----------
                                                                                              (in thousands)
Net (loss) income...........................................................    $    (2,915)    $   (3,309)   $     9,829
Other comprehensive (loss) income:
  Unrealized gain on investment in RAIT Investment Trust, net of taxes of
   $1,040, $2,305 and  $1,350................................ ..............          2,211          4,475          2,622
  Less:  reclassification  adjustment for gains realized in net income,
   net of taxes of $1,291...................................................         (2,744)             -              -
                                                                                -----------     ----------     ----------
                                                                                       (533)         4,475          2,622

  Unrealized holding losses on natural gas futures arising during the
   period net of taxes of $245, $118 and $181...............................           (520)          (263)          (404)
  Less: reclassification adjustment for losses realized in net income, net
   of taxes of $355, $17 and $186...........................................            753             42            413
                                                                                -----------     ----------    -----------
                                                                                        233           (221)             9
                                                                                -----------     ----------    -----------
Comprehensive (loss) income.................................................    $    (3,215)    $      945    $    12,460
                                                                                ===========     ==========    ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001
                        (in thousands, except share data)


                                                Common Stock      Additional       Treasury Stock           ESOP
                                           ---------------------   Paid-In     -----------------------      Loan
                                             Shares       Amount   Capital       Shares        Amount    Receivable
                                           ------------------------------------------------------------------------
Balance, September 30, 2000..............  24,621,962  $     246  $  221,361   (1,029,982)  $  (15,778)  $   (1,393)
Treasury shares issued...................                               (407)      33,916          804
Issuance of common stock.................     318,075          3       2,758
Cancellation of shares issued............                                        (153,526)      (1,305)
Purchase of treasury shares..............                                      (6,349,021)     (57,801)
Other comprehensive income...............
Cash dividends ($.13 per share)..........
Repayment of ESOP loan...................                                                                        96
Net income...............................
-------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001..............  24,940,037  $     249  $  223,712   (7,498,613)  $  (74,080)  $   (1,297)
Treasury shares issued...................                               (429)      31,537          769
Issuance of common stock.................     104,029          1         297
Tax benefit from employee stock options..                                244
Purchase of treasury shares..............                                        (156,122)      (1,517)
Other comprehensive income...............
Cash dividends ($.13 per share)..........
Repayment of ESOP loan...................                                                                        96
Net loss.................................
-------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002..............  25,044,066  $     250  $  223,824   (7,623,198)  $  (74,828)  $   (1,201)
Treasury shares issued...................                               (373)      29,666          622
Issuance of common stock.................     419,579          5       3,352
Tax benefit from employee stock options..                                408
Purchase of treasury shares..............                                        (519,968)      (4,654)
Other comprehensive loss.................
Cash dividends ($.13 per share)..........
Repayment of ESOP loan...................                                                                        64
Net loss.................................
-------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003..............  25,463,645  $     255  $  227,211   (8,113,500)  $  (78,860)  $   (1,137)
                                          ============ =========  ==========   ==========   ==========   ==========

                                            Accumulated
                                               Other                    Totals
                                           Comprehensive  Retained   Stockholders'
                                           Income (Loss)  Earnings      Equity
                                           ---------------------------------------
Balance, September 30, 2000..............  $        (974) $  77,753  $     281,215
Treasury shares issued...................                                      397
Issuance of common stock.................                                    2,761
Cancellation of shares issued............                                   (1,305)
Purchase of treasury shares..............                                  (57,801)
Other comprehensive income...............          2,631                     2,631
Cash dividends ($.13 per share)..........                    (2,364)        (2,364)
Repayment of ESOP loan...................                                       96
Net income...............................                     9,829          9,829
----------------------------------------------------------------------------------
Balance, September 30, 2001..............  $       1,657  $  85,218    $   235,459
Treasury shares issued...................                                      340
Issuance of common stock.................                                      298
Tax benefit from employee stock options..                                      244
Purchase of treasury shares..............                                   (1,517)
Other comprehensive income...............          4,254                     4,254
Cash dividends ($.13 per share)..........                    (2,326)        (2,326)
Repayment of ESOP loan...................                                       96
Net loss.................................                    (3,309)        (3,309)
----------------------------------------------------------------------------------
Balance, September 30, 2002..............  $       5,911  $  79,583    $   233,539
Treasury shares issued...................                                      249
Issuance of common stock.................                                    3,357
Tax benefit from employee stock options..                                      408
Purchase of treasury shares..............                                   (4,654)
Other comprehensive loss.................           (300)                     (300)
Cash dividends ($.13 per share)..........                    (2,294)        (2,294)
Repayment of ESOP loan...................                                       64
Net loss.................................                    (2,915)        (2,915)
----------------------------------------------------------------------------------
Balance, September 30, 2003..............  $       5,611  $  74,374    $   227,454
                                           =============  =========    ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                                  2003            2002          2001
                                                                               ----------     ----------     ----------
                                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..........................................................    $   (2,915)    $   (3,309)    $    9,829
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation, depletion and amortization................................        11,944         11,161         11,038
   Accretion of asset retirement obligation discount.......................           204              -              -
   Amortization of discount on senior notes and deferred finance costs.....         1,762          1,095          1,005
   Provision for possible losses...........................................         1,848          1,393            863
   Minority interest in Atlas Pipeline Partners, LP........................         4,439          2,605          4,099
   Equity in (earnings) loss of equity investees...........................        (1,683)          (639)           329
   (Income) loss on discontinued operations................................        (1,222)        11,040          4,254
   Deferred income taxes...................................................         1,616         (7,413)          (885)
   Accretion of discount...................................................        (1,962)        (3,212)        (5,923)
   Collection of interest..................................................         1,130          5,243          1,207
   Non-cash compensation...................................................           250            341            396
   Cumulative effect of change in accounting principle.....................        13,881            627              -
   Gain on asset dispositions..............................................        (4,775)        (2,507)        (1,738)
   Property impairments and abandonments...................................            24             24            207
Changes in operating assets and liabilities.................................       18,466         (9,982)        (5,623)
                                                                               ----------     ----------     ----------
Net cash provided by operating activities of continuing operations.........        43,007          6,467         19,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid in asset acquisitions........................................             -              -         (7,875)
Capital expenditures.......................................................       (28,568)       (21,967)       (14,210)
Principal payments on notes receivable and proceeds from sale of assets....        10,053         25,220         29,610
Proceeds from sale (purchase) of RAIT Investment Trust shares..............        12,044         (1,890)        (6,405)
Increase in other assets...................................................        (1,586)        (6,008)        (3,745)
Investments in real estate loans and real estate...........................        (5,921)       (19,859)       (25,395)
                                                                               ----------     ----------     ----------
Net cash used in investing activities of continuing operations.............       (13,978)       (24,504)       (28,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings.................................................................        96,937        173,753        135,021
Principal payments on borrowings...........................................      (120,135)      (168,619)      (129,272)
Net proceeds from Atlas Pipeline Partners, L.P. public offering............        25,182              -              -
Distributions paid to minority interest of Atlas Pipeline Partners, L.P....        (4,233)        (3,623)        (3,783)
Dividends paid.............................................................        (2,294)        (2,326)        (2,364)
Purchase of treasury stock.................................................        (4,654)        (1,517)       (57,801)
Repayment of ESOP loan.....................................................            64             96             96
Increase in other assets...................................................        (1,812)        (1,258)          (702)
Proceeds from issuance of stock............................................         2,933             17            420
                                                                               ----------     ----------     ----------
Net cash used in financing activities of continuing operations.............        (8,012)        (3,477)       (58,385)
Net cash used in discontinued operations...................................        (5,624)        (1,398)        (1,112)
                                                                               -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents...........................        15,393        (22,912)       (68,459)
Cash and cash equivalents at beginning of year.............................        25,736         48,648        117,107
                                                                               ----------     ----------     ----------
Cash and cash equivalents at end of year...................................    $   41,129     $   25,736     $   48,648
                                                                               ==========     ==========     ==========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

         Resource America, Inc. (the "Company") is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for the Company and for outside investors in the energy, real estate finance, financial services and equipment leasing sectors.

         In energy, the Company drills for and sells natural gas and, to a significantly lesser extent, oil in the Appalachian Basin. Through Atlas Pipeline Partners, L.P. ("Atlas Pipeline"), a master limited partnership of which a subsidiary of the Company is the general partner and in which the Company has a 39% interest; the Company transports natural gas from wells it owns and operates to interstate pipelines and, in some cases, to end users. The Company finances a substantial portion of its drilling activities through energy partnerships it sponsors. The Company typically acts as the general or managing partner of these partnerships and has a material partnership interest.

         In real estate finance, the Company manages a portfolio of real estate loans and, principally as a result of loan restructurings or foreclosures, interests in real property. In fiscal 2002, the Company sought to expand its operations through the sponsorship of real estate investment partnerships. It has sponsored two such investment partnerships, one of which has commenced operations and the other of which was in the offering stage as of September 30, 2003.

         In financial services, the Company has acted as the co-sponsor of four limited liability companies that invest in trust preferred securities of banks, bank holding companies and similar financial institutions. Three of the limited liability companies have commenced operations; the fourth was in the offering stage as of September 30, 2003.

         In equipment leasing, the Company has sponsored one publicly-held equipment leasing partnership which commenced operations in March 2003 and, as of September 30, 2003, continues to be in its offering stage. In April 2003, the Company entered into an agreement with a third party under which the Company originates equipment leases and sells them to the third party. Under the agreement, the Company retains management and servicing rights for the leases sold.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

         Certain reclassifications have been made to the fiscal 2002 and fiscal 2001 consolidated financial statements to conform with the fiscal 2003 presentation.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for Atlas Pipeline. In addition, commencing with the adoption of FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46") on July 1, 2003, the Company has consolidated certain variable interest entities ("VIEs") as to which the Company has determined that the Company is the primary beneficiary. The Company also owns individual interests in the assets, and is separately liable for its share of the liabilities of energy partnerships, whose activities include only exploration and production activities. In accordance with established practice in the oil and gas industry, the Company also includes its pro-rata share of income and costs and expenses of the energy partnerships in which the Company has an interest. All material intercompany transactions have been eliminated.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Use of Estimates

         Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from these estimates.

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

Stock-Based Compensation

         The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted the disclosure requirement of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation, ("SFAS 123") as amended by the required disclosures SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." (See Note 11 for required pro forma disclosures.)

Comprehensive Income (Loss)

         Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss), are referred to as "other comprehensive income" and for the Company include changes in the fair value, net of taxes, of marketable securities and unrealized hedging gains and losses. Accumulated other comprehensive income is related to the following:

                                                             At September 30,
                                                         ----------------------
                                                            2003        2002
                                                         ----------  ----------
                                                             (in thousands)
Marketable securities - unrealized gains...............  $    5,611  $    6,144
Unrealized hedging losses..............................           -        (233)
                                                         ----------  ----------
                                                         $    5,611  $    5,911
                                                         ==========  ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Property and Equipment

         Property and equipment consists of the following:

                                                             At September 30,
                                                        -----------------------
                                                            2003        2002
                                                        -----------  ----------
                                                             (in thousands)
Mineral interest in properties:
    Proved properties.................................  $       844  $      843
    Unproved properties...............................          563         584
Wells and related equipment...........................      184,226     152,225
Support equipment.....................................        2,189       1,422
Other.................................................        9,136       8,390
                                                        -----------  ----------
                                                            196,958     163,464
Accumulated depreciation, depletion,
 amortization and valuation allowances:
    Oil and gas properties............................      (50,170)    (41,893)
    Other.............................................       (3,378)     (2,394)
                                                        -----------  ----------
                                                            (53,548)    (44,287)
                                                        -----------  ----------
                                                        $   143,410  $  119,177
                                                        ===========  ==========

Oil and Gas Properties

         The Company follows the successful efforts method of accounting. Accordingly, property acquisition costs, costs of successful exploratory wells, all development costs, and the cost of support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be nonproductive or, if this determination cannot be made, within twelve months of completion of drilling. The costs associated with drilling and equipping wells not yet completed are capitalized as uncompleted wells, equipment, and facilities. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties, including delay rentals, are expensed as incurred. Production costs, overhead and all exploration costs other than the costs of exploratory drilling are charged to expense as incurred.

         Oil and gas properties include mineral rights with a cost of $1.4 million before accumulated depletion. In connection with a review of the Company's financial statements by the staff of the Securities and Exchange Commission, the Company has been made aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 141, "Business Combinations," to companies in the extractive industries, including gas and oil companies. The issue is whether SFAS No. 142 requires companies to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized gas and oil property costs. Historically, the Company and other gas and oil companies have included the cost of these gas and oil leasehold interests as part of gas and oil properties. Also under consideration is whether SFAS No. 142 requires companies to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Property and Equipment - (Continued)

Oil and Gas Properties - (Continued)

         The Company assesses unproved and proved properties periodically to determine whether there has been a decline in value and, if a decline is indicated, a loss is recognized. The assessment of significant unproved properties for impairment is on a property-by-property basis. The Company considers whether a dry hole has been drilled on a portion of, or in close proximity to, the property, the Company's intentions of further drilling, the remaining lease term of the property, and its experience in similar fields in close proximity. The Company assesses unproved properties whose costs are individually insignificant in the aggregate. This assessment includes considering the Company's experience with similar situations, the primary lease terms, the average holding period of unproved properties and the relative proportion of such properties on which proved reserves have been found in the past.

         The Company compares the carrying value of its proved developed gas and oil producing properties to the estimated future cash flow from such properties in order to determine whether their carrying values should be reduced. No adjustment was necessary during any of the fiscal years in the three year period ended September 30, 2003.

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

         On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Company estimates the salvage value of equipment recoverable upon abandonment. At September 30, 2003, the Company's estimate of equipment salvage values was greater than or equal to the estimated costs of future dismantlement, restoration, reclamation, and abandonment. On October 1, 2002, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") as discussed further in this footnote.

Depreciation, Depletion and Amortization

         The Company amortizes proved gas and oil properties, which include intangible drilling and development costs, tangible well equipment and leasehold costs, on the unit-of-production method using the ratio of current production to the estimated aggregate proved developed gas and oil reserves.

         The Company computes depreciation on property and equipment, other than gas and oil properties, using the straight-line method over the estimated economic lives, which range from three to 39 years.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Asset Retirement Obligations

         Effective October 1, 2002, the Company adopted SFAS 143 which requires the Company to recognize an estimated liability for the plugging and abandonment of its oil and gas wells and associated pipelines and equipment. Under SFAS 143, the Company must currently recognize a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The present values of the expected asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 requires the Company to consider estimated salvage value in the calculation of depletion, depreciation and amortization. Consistent with industry practice, historically the Company had determined the cost of plugging and abandonment on its oil and gas properties would be offset by salvage values received. The adoption of SFAS 143 resulted in (i) an increase of total liabilities because retirement obligations are required to be recognized, (ii) an increase in the recognized cost of assets because the retirement costs are added to the carrying amount of the long-lived assets and (iii) a decrease in depletion expense, because the estimated salvage values are now considered in the depletion calculation.

         The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

         The adoption of SFAS 143 as of October 1, 2002 resulted in a cumulative effect adjustment to record (i) a $1.9 million increase in the carrying values of proved properties, (ii) a $1.5 million decrease in accumulated depletion and
(iii) a $3.4 million increase in non-current plugging and abandonment liabilities. The cumulative and pro forma effects of the application of SFAS 143 were not material to the Company's consolidated statements of operations.

         The Company has no assets legally restricted for purposes of settling asset retirement obligations. Except for the item previously referenced, the Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

         A reconciliation of the Company's liability for well plugging and abandonment costs for the year ended September 30, 2003 is as follows (in thousands):

  Asset retirement obligations, September 30, 2002......  $       -
  Adoption of SFAS 143..................................      3,380
  Liabilities incurred..................................         93
  Liabilities settled...................................        (52)
  Revision in estimates.................................       (494)
  Accretion expense.....................................        204
                                                          ---------
  Asset retirement obligations, September 30, 2003......  $   3,131
                                                          =========

         The above accretion expense is included in depreciation, depletion and amortization in the Company's consolidated statements of operations and the asset retirement obligation liabilities are included in deferred revenue and other liabilities in the Company's consolidated balance sheet.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Investment in RAIT Investment Trust

         The Company accounts for its investment in RAIT Investment Trust ("RAIT") in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment is classified as available-for-sale and as such is carried at fair market value based on market quotes. Unrealized gains and losses, net of taxes, are reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

         The following table discloses the pre-tax unrealized gains relating to the Company's investment in RAIT at the periods indicated:

                                                            At September 30,
                                                         ----------------------
                                                            2003        2002
                                                         ----------  ----------
                                                             (in thousands)
Cost...................................................  $   12,260  $   20,268
Unrealized gains.......................................       8,251       9,312
                                                         ----------  ----------
Estimated fair value...................................  $   20,511  $   29,580
                                                         ==========  ==========

         In fiscal 2003, the Company sold 542,600 common shares of RAIT for $12.0 million and realized gains of $4.0 million (see Note 5).

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

         For secured revolving credit facilities - leasing, the carrying amount approximates fair value because of the short maturity of these instruments.

         The following table provides information on other financial instruments:

                                     At September 30, 2003      At September 30, 2002
                                    ------------------------   -----------------------
                                     Carrying     Estimated     Carrying     Estimated
                                      Amount     Fair Value      Amount     Fair Value
                                    ----------   -----------   ----------   ----------
                                                       (in thousands)
Energy non-recourse debt..........  $   31,194   $    31,194   $   49,345   $   49,345
Real estate finance debt..........      19,469        19,469       33,214       33,214
Senior debt.......................      54,027        55,648       65,336       67,623
Other debt........................      28,477        28,477        7,615        7,615
                                    ----------   -----------   ----------   ----------
                                    $  133,167   $   134,788   $  155,510   $  157,797
                                    ==========   ===========   ==========   ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments - (Continued)

         For all debt except the senior debt, the carrying value approximates fair value because of the short term maturity of these instruments and the variable interest rates in the debt agreements. The fair value of the senior debt was based upon the most recent purchase price of the debt by the Company.

Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash. The Company places its temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At September 30, 2003, the Company had $50.2 million in deposits at various banks, of which $47.7 million is over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Environmental Matters

         The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

         The Company accounts for environmental contingencies in accordance with SFAS No. 5 "Accounting for Contingencies." Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. For the three years ended September 30, 2003, the Company had no environmental matters requiring specific disclosure or requiring recording of a liability.

Revenue Recognition

Energy

         The Company conducts certain energy activities through, and a portion of its revenues are attributable to, sponsored energy limited partnerships. These energy partnerships raise capital from investors to drill gas and oil wells. The Company serves as general partner of the energy partnerships and assumes customary rights and obligations for them. As the general partner, the Company is liable for partnership the liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the partnerships. The income from the Company's general partner interest is recorded when the gas and oil are sold by a partnership.

         The Company contracts with the energy partnerships to drill partnership wells. The contracts require that the energy partnerships must pay the Company the full contract price upon execution. The income from a drilling contract is recognized as the services are performed. The contracts are typically completed in less than 60 days. On an uncompleted contract, the Company classifies the difference between the contract payments it has received and contract costs previously incurred as a current liability.

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

Revenue Recognition - (Continued)

Energy - (Continued)

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

Real Estate Finance

         The Company accretes the difference between its cost basis in a real estate loan and the sum of projected cash flows from that loan into interest income over the estimated life of the loan using the interest method which recognizes a level interest rate over the life of the loan. The Company reviews projected cash flows, which include amounts realizable from the underlying properties, on a regular basis. Changes to projected cash flows, which can be based upon updated property appraisals, changes to the property and changes to the real estate market in general, reduce or increase the amounts accreted into interest income over the remaining life of the loan.

         The Company recognizes gains or losses on the partial sale of a real estate loan based on an allocation of the Company's cost basis between the portions of the loan sold and the portion retained based upon the fair value of those respective portions on the date of sale. Gains or losses on the refinancing of a real estate loan only arise if the proceeds received by the Company when a property owner refinances the property exceed the cost of the loan financed. The Company credits any gain or losses recognized on a sale of a senior lien interest or a refinancing to income at the time of such sale or refinancing.

         The Company sponsored and manages one real estate partnership which was organized to invest in multi-family residential properties. The Company receives acquisition fees equal to 2% of the net purchase price of properties acquired and an additional 2% fee for debt placement related to the properties acquired. The Company recognizes these fees upon acquisition of the properties and obtaining the related financing.

         The Company also receives a fee equal to 5% of the gross operating revenues from the partnership's properties, payable monthly. The Company recognizes this fee as the partnership revenues are earned. Additionally, the Company receives an annual investment management fee, payable monthly, equal to 2% of the gross offering proceeds, for its services. The payment of this fee may be deferred if partnership net operating revenues are not sufficient to pay the fee for a particular period. These fees are recognized as services are performed.

Equipment Leasing

         The Company, through its wholly owned subsidiary, LEAF Financial Corporation ("LEAF"), is a specialized asset manager of investments in the commercial equipment leasing sector. As such, LEAF serves as the general partner and manager and holds limited partnership interests in four active public equipment leasing partnerships (the "Leasing Partnerships"). At September 30, 2003, the Company is the sponsor and general partner of an additional public partnership, LEAF I LP. Limited Partnership units of LEAF I LP are sold through a select network of broker dealers throughout the United States. LEAF I LP invests in equipment leases originated by the Company.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition - (Continued)

Equipment Leasing - (Continued)

         In April 2003, LEAF, through certain of its subsidiaries, entered into a Purchase, Sale and Contribution Agreement ("the Agreement") with certain subsidiaries of Merrill Lynch ("ML"). In accordance with the Agreement, LEAF may sell and ML will purchase up to $300 million of leases originated by LEAF.

         Direct Financing Leases. The Company's lease transactions are generally classified as direct financing leases (as distinguished from sales-type or operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing lease if the creditworthiness of the lessee ("customer") and the collectibility of lease payments are reasonably certain and it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the customer at the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at inception of the lease. The Company's investment in leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned lease income. Unearned lease income, which is recognized as revenue over the term of the lease by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Company discontinues the recognition of revenue for leases for which payments are more than 90 days past due. As of September 30, 2003 and 2002, no leases were 90 days or more past due. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in leases and amortized over the lease term as a reduction in the yield.

         Management Fees. The Company receives management fees from the leasing partnerships and LEAF I LP (collectively "the Partnerships") for administrative and management services performed on their behalf. These management fees range from 3% to 6% of gross rental payments on operating leases and 2% to 3% of gross rental payments on direct financing leases.

         Income from Investments in Partnerships. The Company receives 1% to 3.5% of cash distributions paid by the Partnerships for its investment as the general partner in the Partnerships.

         Acquisition Expense Reimbursements. The Company receives a reimbursement of 2% of the cost of lease equipment acquired for LEAF I LP and ML. This reimbursement is recognized at the time of the sale of the related equipment leases to these third parties.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Cash Flow Information

         The Company considers temporary investments with maturity at the date of acquisition of 90 days or less to be cash equivalents.

Supplemental disclosure of cash flow information:

                                                                                  Years Ended September 30,
                                                                           ---------------------------------------
                                                                              2003          2002           2001
                                                                           ----------    -----------    ----------
                                                                                        (in thousands)
Cash paid during the years for:
Interest...............................................................    $   11,666    $    11,683    $   13,976
Income taxes (refunded) paid...........................................    $   (1,067)   $     3,243    $   13,393

Non-cash activities include the following:
Real estate received in exchange for notes upon foreclosure on loans...    $   14,235    $         -    $        -
Receipt of a note in connection with the sale of a real estate loan....    $    1,350    $         -    $        -
Cancellation of shares issued in contingency settlement................    $        -    $         -    $    1,305
Shares issued in contingency settlement................................    $        -    $         -    $    2,089
Atlas Pipeline units issued in exchange for gas gathering and
 transmission facilities...............................................    $        -    $         -    $    2,250
Buyer's assumption of liabilities upon sale of real estate loan........    $        -    $         -    $      460
Tax benefit from employee stock option exercise........................    $      408    $       244    $        -
Assumption of debt upon foreclosure of real estate loans...............    $    5,560    $         -    $        -
Asset retirement obligations...........................................    $    3,380    $         -    $        -
Treasury stock issued for employee compensation........................    $      249    $       340    $      397
Common stock issued under stock option plans, net of cash proceeds.....    $      424    $       281    $      252

Details of acquisitions:
   Fair value of assets acquired.......................................    $        -    $         -    $   10,555
   Atlas Pipeline units issued in exchange for gas gathering and
    transmission facilities............................................             -              -        (2,250)
   Liabilities assumed.................................................             -              -          (430)
                                                                           ----------    -----------    ----------
      Net cash paid....................................................    $        -    $         -    $    7,875
                                                                           ==========    ===========    ==========

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Earnings (Loss) Per Share

         Basic earnings (loss) per share is determined by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Earnings (loss) per share - diluted is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and dilutive potential shares issuable during the period. Dilutive potential shares of common stock consist of the excess of shares issuable under the terms of various stock option agreements over the number of such shares that could have been reacquired (at the weighted average price of shares during the period) with the proceeds received from the exercise of the options.

         The components of basic and diluted earnings (loss) per share for each year were as follows:

                                                                   Years Ended September 30,
                                                           ----------------------------------------
                                                               2003           2002          2001
                                                           -----------    -----------    ----------
                                                                         (in thousands)
Income from continuing operations......................    $     9,744    $     8,358    $   14,083
Income (loss) from discontinued operations.............          1,222        (11,040)       (4,254)
Cumulative effect of change in accounting principle....        (13,881)          (627)            -
                                                           -----------    -----------    ----------
    Net (loss) income..................................    $    (2,915)   $    (3,309)   $    9,829
                                                           ===========    ===========    ==========

Weighted average common shares outstanding-basic.......         17,172         17,446        17,962
Dilutive effect of stock option and award plans........            396            359           474
                                                           -----------    -----------    ----------
Weighted average common shares-diluted.................         17,568         17,805        18,436
                                                           ===========    ===========    ==========

Recently Issued Financial Accounting Standards

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

         In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain instruments that were previously classified as equity on a Company's statement of financial position now be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Recently Issued Financial Accounting Standards - (Continued)

         In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain instruments that were previously classified as equity on a Company's statement of financial position now be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

         In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements of FASB No. 5, "Accounting for Contingencies" ("SFAS 5") relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 provides for additional disclosure requirements related to guarantees in financial statements for financial periods ending after December 15, 2002. Additionally, FIN 45 outlines provisions for initial recognition and measurement of the liability incurred upon the issuance of new guarantees or the modification of existing guarantees subsequent to December 31, 2002. The adoption of the recognition and measurement requirements of FIN 45 on January 1, 2003, did not have a significant impact on the results of operations or equity of the Company.

NOTE 3 - ADOPTION OF FASB INTERPRETATION 46 ("FIN 46")

         In January 2003, the FASB issued FIN 46. This interpretation changes the method of determining whether certain entities should be included in the Company's consolidated financial statements. FIN 46's consolidation criteria are based on analyses of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. Under FIN 46 a variable interest entity ("VIE") is one that has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. These entities must be consolidated by its primary beneficiary, which is the party involved with the VIE that has exposure to a majority of the expected losses or a majority of the expected residual returns or both. All other entities are evaluated for consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("SFAS 94").

         The provisions of the interpretation were to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003, FIN 46 is applicable for financial statements issued for the first period ending after December 15, 2003. For any VIEs that must be consolidated under FIN 46, the assets, liabilities and non-controlling interest of the VIE would be initially measured at their carrying amounts, as defined in FIN 46. If determining the carrying amounts is not practicable, the fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and non-controlling interests of the VIE. Any difference between the net amount added to the balance sheet and the value at which the primary beneficiary carried its interest in the VIE prior to the adoption of FIN 46 is recognized as a cumulative effect of a change in accounting principle. The Company has determined that it was not practicable to determine the carrying values of the VIE's assets and liabilities and accordingly, has used the fair values at the date of adoption.

         The Company, as encouraged by the pronouncement, early-adopted FIN 46 on July 1, 2003. Consequently, certain entities relating to the Company's real estate finance business, have been consolidated in the Company's financial statements for the first time. Several factors that distinguish these entities from others included in its consolidated statements follow:

         - The assets and liabilities of the consolidated VIEs are included in the Company's financial statements and the investments in real estate loans, which were the Company's variable interests in the VIEs, have been removed from the financial statements.

         - These VIEs are consolidated because the Company has been determined to be the primary beneficiary of these entities as defined in FIN 46.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - ADOPTION OF FASB INTERPRETATION 46 - (Continued)

         - The assets and liabilities of the VIE's that are now included in the consolidated financial statements are not the Company's. The liabilities will be satisfied from the cash flows of the VIE's consolidated assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities.

         As of July 1, 2003, the date of adoption, the consolidation of FIN 46 entities resulted in the addition of $296.5 million in assets, $185.5 million in liabilities and a $13.9 million after-tax accounting cumulative effect charge in the company's fourth fiscal quarter.

         FIN 46 has been the subject of significant continuing interpretation by the FASB, and changes to its complex requirements are possible. Currently, it is not possible to conclude whether such changes, if any, would be likely to affect the amounts the Company has recorded.

         The following tables provide supplemental information about revenues, expenses, assets and liabilities associated with entities that were consolidated effective July 1, 2003 in accordance with FIN 46 and not classified as held for sale. Operating information is for the period July 1, 2003 through September 30, 2003 and balance sheet information is as of September 30, 2003 (in thousands):

         Operating Information - included in real estate finance:
            Revenues..............................................   $       948
            Expenses..............................................           730
                                                                     -----------
               Operating income...................................   $       218
                                                                     ===========

         Assets:
            Cash..................................................   $     1,689
            Accounts receivables..................................           451
            Real estate assets, net...............................        76,035
            Other.................................................            72
                                                                     -----------
               Total assets.......................................   $    78,247
                                                                     ===========

         Liabilities:
            Mortgage loans on real estate.........................   $    37,620
            Other.................................................         7,564
                                                                     -----------
               Total liabilities..................................   $    45,184
                                                                     ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - ADOPTION OF FASB INTERPRETATION 46 - (Continued)

         The following tables provide supplemental information about revenues, expenses, assets and liabilities associated with entities that were consolidated effective July 1, 2003 in accordance with FIN 46 but classified as held for sale at September 30, 2003 (See Note 14). Operating information is for the period July 1, 2003 through September 30, 2003 and balance sheet information is as of September 30, 2003 (in thousands):

         Income from Discontinued Operations:
            Revenues...................................    $       5,431
            Expenses...................................            3,347
                                                           -------------
            Operating income...........................            2,084
            Income tax provision.......................             (729)
                                                           -------------
               Income from discontinued operations.....    $       1,355
                                                           =============

         Assets:
            Cash.......................................    $       3,960
            Accounts receivables.......................            2,988
            Real estate assets, net....................          213,026
            Other......................................            2,703
                                                           -------------
               Total assets held for sale..............    $     222,677
                                                           =============

         Liabilities:
            Mortgage loans on real estate..............    $     130,687
            Other......................................           10,786
                                                           -------------
               Total liabilities held for sale.........    $     141,473
                                                           =============


         The mortgage loans on real estate shown above are secured by the underlying properties. Interest rates range from 6% to 10%, and the loans mature at various dates through 2014. Maturities for the next five years, assuming loans associated with assets held for sale will be paid within the next year are as follows: 2004 - $131.5 million; 2005 - $909,000; 2006 - $3.6 million; 2007 -
$905,000; and 2008 - $962,000.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

Other Assets

         The following table provides information about other assets at the dates indicated.

                                                         At September 30,
                                                     -----------------------
                                                        2003         2002
                                                     ----------   ----------
                                                         (in thousands)
Deferred financing costs, net of accumulated
 amortization of $5,504 and $3,742................   $    2,105   $    2,122
Equity method investments in Trapeza entities.....        4,802        3,085
Investments at lower of cost or market............        6,185        6,137
Other.............................................        6,417        7,934
                                                     ----------   ----------
                                                     $   19,509   $   19,278
                                                     ==========   ==========

         Deferred financing costs are amortized over the terms of the related loans (two to seven years)

         Investments in Trapeza entities are accounted for using the equity method of accounting because the Company, as a 50% owner of the general partner of these entities, has the ability to exercise significant influence over their operating and financial decisions. The Company's combined general and limited partner interests in these entities range from 15% to 18%.

         Investments at the lower of cost or market include non-marketable investments in entities in which the Company has less than a 20% ownership interest, and in which it does not have the ability to exercise significant influence. These investments include approximately 10% of the outstanding shares of The Bancorp, Inc. ("TBI"), a related party as disclosed in Note 5.

Intangible Assets

         Partnership management and operating contracts and the Company's equipment leasing operating system, or leasing platform, were acquired through acquisitions recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method, over their respective estimated lives, ranging from five to thirteen years. The leasing platform is amortized on the straight-line method over seven years. Amortization expense for the years ended September 30, 2003, 2002 and 2001 was $1.1 million, $1.2 million and $1.5 million, respectively. The aggregate estimated annual amortization expense is approximately $1.1 million for each of the succeeding five years.

         The following table provides information about intangible assets at the dates indicated:

                                                           At September 30,
                                                       -----------------------
                                                          2003         2002
                                                       ----------   ----------
                                                           (in thousands)
Partnership management and operating contracts......   $   14,343   $   14,343
Leasing platform....................................          918          918
                                                       ----------   ----------
                                                           15,261       15,261
Accumulated amortization............................       (6,785)      (5,672)
                                                       ----------   ----------
Intangible assets, net..............................   $    8,476   $    9,589
                                                       ==========   ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL - (Continued)

Goodwill

         On October 1, 2001, the Company early-adopted SFAS 142 "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. At that time, the Company had unamortized goodwill of $31.4 million. The transitional impairment test required upon adoption of SFAS 142, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill, did not indicate an impairment loss. The Company will continue to evaluate its goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the statement of operations in the period in which the impairment is indicated. All goodwill recorded on the Company's balance sheets is related to the Company's energy segments.

         Changes in the carrying amount of goodwill for the periods indicated are as follows:

                                                                                        Years Ended September 30,
                                                                                ---------------------------------------
                                                                                   2003          2002          2001
                                                                                -----------   ----------   ------------
                                                                                            (in thousands)
Goodwill at beginning of period, (less accumulated amortization
 of $4,209, $4,063 and $2,612)...............................................   $    37,471   $   31,420   $     28,434
Additions to goodwill related to asset acquisitions..........................                         15          4,387
Amortization expense.........................................................             -            -         (1,451)
Atlas Pipeline goodwill amortization, whose fiscal year began
 January 1, 2002, at which time it adopted SFAS 142..........................             -          (22)             -
Leasing platform transferred from goodwill to other assets in accordance
 with SFAS 142 (net of accumulated amortization of $587).....................             -         (331)             -
Syndication network reclassified from other assets in accordance with
 SFAS 142 (net of accumulated amortization of $711)..........................             -        6,389              -
                                                                                -----------   ----------   ------------
Goodwill at end of period (net of accumulated amortization of $4,209,
 $4,209 and $4,063)..........................................................   $    37,471   $   37,471   $     31,420
                                                                                ===========   ==========   ============

         Adjusted net income from continuing operations for the year ended September 30, 2001 would have been $15.1 million, excluding goodwill amortization, net of taxes, using the Company's effective tax rate in fiscal 2001 of 31%. Adjusted basic income per share from continuing operations for the year ended September 30, 2001 would have been $.84. Adjusted diluted income per share from continuing operations for the year ended September 30, 2001 would have been $.82.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities:

         Relationship with Brandywine Construction & Management, Inc. ("BCMI"). BCMI manages the properties underlying 21 of the Company's real estate loans and real estate and FIN 46 assets. Adam Kauffman ("Kauffman"), President of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of seven of the borrowers. Edward E. Cohen ("E. Cohen"), the Company's chairman and chief executive officer, is the chairman of BCMI and holds approximately 8% of its common stock.

         In September 2001, the Company sold a wholly-owned subsidiary to BCMI for $4.0 million, recognizing a gain of $356,000.

         Relationship with RAIT Investment Trust ("RAIT"). Organized by the Company in 1997, RAIT is a real estate investment trust in which, as of September 30, 2003, the Company owned approximately 4% of the shares of benefical interests. Betsy Z. Cohen ("B. Cohen"), Mr. E. Cohen's spouse, is the chief executive officer of RAIT, and Jonathan Z. Cohen ("J. Cohen"), a son of E. and B. Cohen and the president and chief operating officer of the Company, is the vice chairman and a trustee of RAIT. Scott F. Schaeffer, a former officer and director of the Company, is RAIT's president and chief operating officer.

         Since October 1, 2000, the Company and RAIT have engaged in the following transactions:

         - In June 2002, the Company sold a mortgage loan having a book value of $1.0 million to RAIT for $1.8 million, recognizing a gain of $757,000. Mr. Schaeffer was an officer and director of the general partner of the borrower.

         - In March 2002, RAIT provided the initial financing, which has since been repaid, on the Company's purchase for $2.7 million of an interest in a real estate venture.

         - In June 2001, the Company sold to an unrelated person a $1.6 million first mortgage loan having a book value of $1.1 million, resulting in a gain of $459,000. RAIT provided acquisition financing to the unrelated purchaser.

         - In March 2001, the Company sold a mortgage loan to RAIT for $20.2 million, recognizing a gain of $335,000.

         - In March 2001, the Company consolidated its position in two loans in which it had held subordinated interests since 1998 and 1999, respectively, by purchasing from RAIT the related senior lien interests at face value for $13.0 million and $8.6 million, respectively.

         Relationship with TBI. The Company owns 9.7% of the outstanding common stock of TBI. In 2001, the Company acquired 70,400 shares of TBI's convertible preferred stock (9.7%) for approximately $704,000 pursuant to a rights offering to TBI's stockholders. B. Cohen and D. Cohen are officers and directors of TBI. Daniel G. Cohen ("D. Cohen"), is a son of E. and B. Cohen and is a former officer and director of the Company.

         Relationship with Ledgewood. Until April 1996, E. Cohen was of counsel to Ledgewood Law Firm ("Ledgewood"). The Company paid Ledgewood $1.2 million, $839,000 and $975,000 during fiscal 2003, 2002 and 2001, respectively, for legal services rendered to the Company. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

         Relationship with Retirement Trusts. Upon his retirement, E. Cohen is entitled to receive payments from a Supplemental Employee Retirement Plan ("SERP"). The Company has established two trusts to fund the SERP. The 1999 Trust purchased 100,000 shares of the common stock of TBI. The 2000 Trust holds 42,633 shares of convertible preferred stock of TBI and a loan to a limited partnership of which E. Cohen and D. Cohen own the beneficial interests. This loan was acquired for its outstanding balance of $720,167 by the 2000 Trust in April 2001 from a corporation of which E. Cohen is chairman and J. Cohen is the president. In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which D. Cohen is the principal shareholder and a director. The fair value of the 1999 Trust is approximately $1.1 million at September 30, 2003. This trust and its assets are not included in the Company's consolidated balance sheet. However, its assets are considered in determining the amount of the Company's liability under the SERP.

         The carrying value of the assets in the 2000 Trust is approximately $3.6 million at September 30, 2003 and, because it is a "Rabbi Trust" its assets are included in Other Assets in the Company's consolidated balance sheets and the Company's liability under the SERP has not been reduced by the value of those assets.

         Relationships with Cohen Bros & Company. During fiscal 2003, 2002 and 2001, the Company purchased 26,450, 125,095 and 67,500 shares of its common stock at a cost of $212,100, $1.1 million and $737,000, respectively, from Cohen Bros. & Company, of which D. Cohen is the principal owner. In 2002, the Company repurchased $1.5 million principal amount of its senior notes at a cost of $1.6 million from Cohen Bros. & Company. Cohen Bros. & Company acted as a principal
D. Cohen is the principal owner of the corporate parent of Cohen Bros. &
Company.

         Relationships with 9 Henmar. The Company owns 50% interest in the Trapeza entities that have sponsored collateralized debt obligation issuers ("CDO issuers") and manage pools of trust preferred securities acquired by the CDO issures. The Trapeza entities and CDO issuers were originated and developed in large part by D. Cohen. The Company has agreed to pay his company, 9 Henmar LLC ("9 Henmar"), 10% of the fees the Company receives in connection with Trapeza entities one through four and their management of the trust preferred securities held by the CDO issuers. In fiscal 2003, the Company paid 9 Henmar $93,400 in such fees. In addition, the Company made advances of $1.4 million and $48,600 in fiscal 2003 and 2002, respectively to 9 Henmar for its expenses in connection with originating and developing the Trapeza entities and the CDO issuers. All of such advances were reimbursed to the Company by the CDO issuers, by September 30, 2003.

         Relationships with Certain Borrowers. The Company has from time to time purchased loans in which affiliates of the Company were or have become affiliates of the borrowes.

         In 2002, D. Cohen acquired beneficial ownership of a property on which the Company had held a loan interest since 1998. At September 30, 2003, the Company's receivable was $6.6 million and the book value of the loan was $2.3 million.

         In 2000, to protect the Company's interest, the property securing a loan held by the Company since 1994 was purchased by a limited partnership owned in equal parts by Messrs. Schaeffer, Kauffman, E. Cohen and D. Cohen. In September 2003, in furtherance of its position, the Company foreclosed on the property

         In 1998, the Company acquired a defaulted loan in the original principal amount of $91.0 million for a cost of $90.6 million. In September 2000, in connection with a refinancing and to protect the Company's interest, a newly-formed limited liability company owned in equal parts by Messrs. Schaeffer, Kauffman, E. Cohen and D. Cohen assumed equity title to the property.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

         In 1998, the Company acquired a loan under a plan of reorganization in bankruptcy for a cost of $95.6 million. An order of the bankruptcy court required that legal title to the property underlying the loan be transferred. In order to comply with that order, to maintain control of the property and to protect the Company's interest, an entity whose general partner is a subsidiary of the Company and whose limited partners are Messrs. Schaeffer, Kauffman, D. Cohen and E. Cohen (with a 94% beneficial interest), assumed title to the property.

         Relationships with Certain Lienholders. In 1997, the Company acquired a first mortgage lien with a face amount of $14.0 million and a book value of $4.5 million on a hotel property owned by a corporation in which, on a fully diluted basis, J. Cohen and E. Cohen would have a 19% interest. The corporation acquired the property through foreclosure of a subordinate loan. In May 2003, the Company acquired this property through further foreclosures proceedings and recorded write-downs of $2.7 million associated with this property in fiscal 2003.

NOTE 6 - INVESTMENTS IN LEASE RECEIVABLES

         Components of the investment in direct financing leases at September 30, 2003 and 2002 are as follows:

                                                           At September 30,
                                                       ----------------------
                                                          2003         2002
                                                       ----------   ---------
                                                           (in thousands)
Total future minimum lease payments receivable......   $    7,982   $   2,908
Initial direct costs, net of amortization...........          122          58
Unguaranteed residual...............................           51          50
Unearned lease income...............................       (1,326)       (504)
Unearned residual income............................          (12)        (17)
                                                       ----------   ---------
   Investment in lease receivables..................   $    6,817   $   2,495
                                                       ==========   =========

         Although the lease terms extend over many years as indicated in the table below, the investment in lease receivables is included in accounts receivable and prepaid expenses in the Company's consolidated balance sheets, since the Company routinely sells them to third parties shortly after their orgination. The contractual future minimum lease payments receivable for each of the five succeeding fiscal years ended September 30. and thereafter, are as follows (in thousands):

                  2004...................     $    2,438
                  2005...................          2,024
                  2006...................          1,282
                  2007...................          1,055
                  2008...................            816
                  Thereafter.............            367
                                              ----------
                                              $    7,982
                                              ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE

         The Company focuses primarily on the management and resolution of income-producing real estate loans. The Company records as income the accretion of a portion of the difference between its cost basis in a loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each loan is allocated between principal and interest. This accretion of discount amounted to $2.0 million, $3.2 million and $5.9 million during the years ended September 30, 2003, 2002, and 2001, respectively. As the Company sells senior lien interests or receives funds from refinancings of its loans by the borrower, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

         The Company has also adopted the cost recovery method for certain loans due to unanticipated events such as the loss of a major tenant of an underlying property, the declaration of bankruptcy and voiding of the lease by a sole tenant and, for a hotel property underlying a loan, the severe effects of the post-9/11 travel slump.

         At September 30, 2003 and 2002, the Company held real estate loans having aggregate face values of $186.9 million and $610.0 million, respectively, after the removal of $132.7 million of carrying value upon the adoption of FIN 46 on July 1, 2003 as discussed in Note 3. Amounts receivable, net of senior lien interests and deferred costs, were $96.4 million and $349.3 million at September 30, 2003 and 2002, respectively.

         The following is a summary of the changes in the carrying value of the Company's investments in real estate loans and real estate for the years ended September 30, 2003 and 2002.

                                                                      September 30,
                                                                 -----------------------
                                                                    2003         2002
                                                                 ----------   ----------
                                                                     (in thousands)
Loan balance, beginning of year..............................    $  187,542   $  192,263
New loans....................................................         1,350            -
Addition to existing loans...................................         4,855       17,185
Loan write-downs.............................................        (1,448)        (559)
Accretion of discount (net of collection of interest)........         1,962        3,212
Loans reclassified as FIN 46 entities' assets................      (132,312)           -
Foreclosures transferred to real estate......................       (11,404)           -
Collections of principal.....................................       (10,129)           -
Cost of loans resolved.......................................             -      (24,559)
                                                                 ----------   ----------
Loan balance, end of year....................................        40,416      187,542

Real estate ventures.........................................        14,131       14,029
Real estate owned, net of accumulated depreciation of $640
 and $432 (see Note 8).......................................        15,806        4,332
Allowance for possible losses................................        (1,417)      (3,480)
                                                                 ----------   ----------
Balance, end of year.........................................    $   68,936   $  202,423
                                                                 ==========   ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE - (Continued)

         In determining the Company's allowance for possible losses related to its real estate loans and real estate, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans and real estate. The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environment laws, changes in interest rates and the availability of financing. Income from property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitor collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues identified. The Company reduces its investment in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the years ended September 30, 2003 and 2002:

                                                     September 30,
                                               ------------------------
                                                  2003          2002
                                               ----------    ----------
                                                    (in thousands)
Balance, beginning of year.................    $    3,480    $    2,529
Provision for possible losses..............         1,848         1,510
Transfers upon foreclosure.................        (2,339)            -
Write-downs associated with foreclosure....        (1,572)         (559)
                                               -----------   ----------
Balance, end of year.......................    $    1,417    $    3,480
                                               ==========    ==========

NOTE 8 - REAL ESTATE LEASING ACTIVITIES

         The following table provides information about the Company's investments in real estate owned at September 30, 2003 (in thousands):

         Land..............................    $      630
         Leasehold interest................         4,800
         Office building...................         3,596
         Apartment buildings...............         3,380
         Hotel.............................         4,040
                                               ----------
                                                   16,446
         Less accumulated depreciation.....          (640)
                                               ----------
            Total..........................    $   15,806
                                               ==========

         Minimum future rental income on non-cancelable operating leases associated with the real estate investments that have terms in excess of one year for each of the five succeeding fiscal years ended September 30, are as follows (in thousands): 2004 - $255; 2005 - $255; 2006 - $185; 2007 - $29 and
2008 - $20.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - DEBT

         Debt other than secured revolving credit facilities-leasing consists of the following:

                                             At September 30,
                                         ------------------------
                                            2003          2002
                                         ----------    ----------
                                              (in thousands)

Senior debt..........................    $   54,027    $   65,336

Non-recourse debt:
   Energy:
      Revolving credit facilities....        31,000        49,345
   Real estate finance:
      Revolving credit facility......        18,000        18,000
      Other..........................         1,663           875
                                         ----------    ----------
         Total non-recourse debt.....        50,663        68,220
Other debt...........................        28,477        19,533
                                         ----------    ----------
                                            133,167       153,089
Less current maturities..............        59,471         4,320
                                         ----------    ----------
                                         $   73,696    $  148,769
                                         ==========    ==========

         Following is a description of borrowing arrangements in place at September 30, 2003 and 2002:

         Senior Debt. In July 1997, the Company issued $115.0 million of 12% Senior Notes (the "12% Notes") due August 2004 in a private placement. These notes were exchanged in November 1997 with a like amount of 12% Notes which were registered under the Securities Act of 1933. Provisions of the indenture under which the 12% Notes were issued limit dividend payments, mergers and indebtedness, place restrictions on liens and guarantees and require the maintenance of certain financial ratios. At September 30, 2003, the Company was in compliance with such provisions.

         Energy-Revolving Credit Facilities. In July 2002, Atlas America, the Company's energy subsidiary, entered into a $75.0 million credit facility led by Wachovia Bank. The revolving credit facility has a current borrowing base of $54.2 million which may be increased subject to growth in the Company's oil and gas reserves. The facility permits draws based on the remaining proved developed non-producing and proved undeveloped natural gas and oil reserves attributable to Atlas America's wells and the projected fees and revenues from operation of the wells and the administration of energy partnerships. Up to $10.0 million of the facility may be in the form of standby letters of credit. The facility is secured by Atlas America's assets. The revolving credit facility has a term ending in July 2005 and bears interest at one of two rates (elected at the borrower's option) which increase as the amount outstanding under the facility increases: (i) Wachovia prime rate plus between 25 to 75 basis points, or (ii) LIBOR plus between 175 and 225 basis points.

         The Wachovia credit facility requires Atlas America to maintain specified net worth and specified ratios of current assets to current liabilities and debt to EBITDA, and requires the Company to maintain a specified interest coverage ratio. In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by Atlas America to the Company, on a cumulative basis, to 50% of Atlas America's net income from and after April 1, 2002 plus $5.0 million. In addition, Atlas America is permitted to repay intercompany debt to the Company only up to the amount of the Company federal income tax liability attributable to Atlas America and accrued interest on the senior notes. The facility terminates in July 2005, when all outstanding borrowings must be repaid. At September 30, 2003 and 2002, $32.3 million and $45.0 million, respectively, were outstanding under this facility, including $1.3 million each year under letters of credit. The interest rates ranged from 2.88% to 2.90% at September 30, 2003.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - DEBT - (Continued)

         In September 2003, Atlas Pipeline amended and increased its revolving credit facility with Wachovia Bank to provide for maximum borrowings of $20.0 million. Up to $3.0 million of the facility may be used for standby letters of credit. Borrowings under the facility are secured by a lien on and security interest in all the property of Atlas Pipeline and its subsidiaries, including pledges by Atlas Pipeline of the issued and outstanding units of its subsidiaries. The revolving credit facility has a term ending in December 2005 and bears interest at one of two rates, elected at Atlas Pipeline's option: (i) the Base Rate plus the Applicable Margin or (ii) the Euro Rate plus the Applicable Margin. As used in the facility agreement, the Base Rate is the higher of (a) Wachovia Bank's prime rate or (b) the sum of the federal funds rate plus 50 basis points. The Euro Rate is the average of specified LIBOR rates divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirements for euro currency funding. The Applicable Margin varies with Atlas Pipeline's leverage ratio from between 150 to 250 basis points (for the Euro Rate option) or 0 to 75 basis points (for the Base Rate option). Draws under any letter of credit bear interest as specified under (i), above. The credit facility contains financial covenants, including the requirement that Atlas Pipeline maintain: (a) a leverage ratio not to exceed 3.0 to 1.0, (b) an interest coverage ratio greater than 3.5 to 1.0 and (c) a minimum tangible net worth of $14.0 million. In addition, the facility limits, among other things, sales, leases or transfers of property by Atlas Pipeline, the incurrence by Atlas Pipeline of other indebtedness and certain investments by Atlas Pipeline. There were no outstanding borrowings on this facility at September 30, 2003 and $5.6 million at September 30, 2002.

         Real Estate Finance-Revolving Credit Facility. The Company has an $18.0 million revolving line of credit with Sovereign Bank. Interest is payable monthly at The Wall Street Journal prime rate (4.0% at September 30, 2003) and principal is due upon expiration in July 2005. Advances under this line are to be utilized to acquire commercial real estate or interests therein, to fund or purchase loans secured by commercial real estate or interests, or to reduce indebtedness on loans or interests which the Company owns or holds. The advances are secured by the properties related to these funded transactions. At September 30, 2003 and 2002, $18.0 million had been advanced under this line.

         The more significant components of Other Debt are described as follows:

         Real Estate Finance-Other Debt. The Company, through certain operating subsidiaries, has a $6.8 million term note with Hudson United Bank for its commercial real estate loan operations. At September 30, 2003 and 2002, $6.4 million was outstanding on this note. The credit facility bears interest at The Wall Street Journal prime rate minus one percent (3.0% at September 30, 2003) and is secured by the borrowers' interests in certain commercial loans and by a pledge of their outstanding capital stock. The Company has guaranteed repayment of the credit facility. The facility is due on October 1, 2004.

         The Company, through certain operating subsidiaries, has a $10.0 million term loan with The Marshall Group. The loan bears interest at the three month LIBOR rate plus 350 basis points (4.92% at September 30, 2003), adjusted annually. Principal and interest are payable monthly based on a five-year amortization schedule maturing October 31, 2006. The loan is secured by the Company's interest in certain portfolio loans and real estate. At September 30, 2003 and 2002, $5.8 million and $7.9 million, respectively, was outstanding on this loan.

         The Company has a $5.0 million revolving line of credit with Sovereign Bank, which expires August 2005. Interest accrues at The Wall Street Journal prime rate (4.0% at September 30, 2003) and payment of accrued interest and principal is due upon the expiration date. Advances under this line are with full recourse to the Company and are secured by a pledge of 425,000 common shares of RAIT held by the Company. Credit availability, which was $5.0 million at September 30, 2003, is based upon the value of those shares. Advances under this facility must be used to repay bank debt, to acquire commercial real estate or interests therein, fund or purchase loans secured by commercial real estate or interests therein, or reduce indebtedness on loans or interests which the Company owns or holds and for other general corporate purposes. At September 30, 2003 and 2002, $5.0 million had been advanced under the line.

         The Company maintains a line of credit with Commerce Bank for $5.0 million. The facility is secured by a pledge of 440,000 common shares of RAIT held by the Company. Credit availability is 60% of the value of those shares, and was $5.0 million at September 30, 2003. The loans bear interest, at the Company's election, at either The Wall Street Journal prime rate or LIBOR plus 250 basis points, with a minimum rate of 5.5% and a maximum rate of 9.0%. The facility terminates in May 2005, subject to extension. The facility requires the Company to maintain a specified net worth and ratio of liabilities to tangible net worth, and prohibits transfer of the collateral. At September 30, 2003, $5.0 million had been advanced under this line of credit. No amounts had been advanced under this line of credit at September 30, 2002.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - DEBT - (Continued)

         During the year ended September 30, 2002, the Company issued convertible notes payable in the amount of $11,000 to two executive officers of its subsidiary, LEAF. The notes accrue interest at a rate of 8% per annum, and mature in 2012. No payment of accrued interest or principal is due until 2007, at which time accrued interest is due. Thereafter, monthly interest payments are required until the notes mature. The notes can be converted into 11.5% of the subsidiary's common stock at the earlier of August 1, 2004 or the date of legal defeasance of the senior debt.

         Annual debt principal payments over the next five fiscal years ending September 30 are as follows: (in thousands):

                  2004.............................    $   59,471
                  2005.............................    $   71,728
                  2006.............................    $    1,932
                  2007.............................    $       25
                  2008.............................    $       11

         Secured revolving credit facilities-leasing. In June 2002, the Company and LEAF I LP (the "Borrowers") entered into a warehouse credit line with National City Bank that has an aggregate borrowing limit of up to $10.0 million, consisting of revolving credit and term loan components. The Borrowers are jointly, severally and directly liable for the full and prompt payment of each loan under the warehouse credit line. Interest on the facility is calculated at LIBOR plus three percent per annum at the time of borrowing. Interest rates on the debt outstanding at September 30, 2003 ranged from 4.10% to 4.18%. Borrowings under the facility are collateralized by the leases being financed and the underlying equipment being leased. Obligations under this facility are guaranteed by the Company. The agreement contains certain covenants pertaining to the Borrowers, including the maintenance of certain financial ratios and restrictions on changes in the Borrower's ownership. Outstanding borrowings at September 30, 2003 were approximately $2.5 million. The facility expires in December 2003.

         In May 2003, the Company and LEAF I LP (the "Borrowers") entered into a revolving credit facility with Commerce Bank that has an aggregate borrowing limit of up to $10.0 million. The Borrowers are jointly, severally and directly liable for the full and prompt payment of each loan under the revolving credit facility. Interest on the facility is calculated at the Borrower's option, at the bank's prime rate plus 1 percent or the bank's LIBOR rate plus 3 percent. The interest rate on outstanding borrowings at September 30, 2003 was 4.12%. Borrowings under the facility are collateralized by the leases being financed and the underlying equipment being leased. Obligations under this facility are guaranteed by the Company. The agreement contains certain covenants pertaining to the Borrowers, including the maintenance of certain financial ratios. As of September 30, 2003, approximately $4.7 million was outstanding on the facility. The facility expires in May of 2004.

         At September 30, 2003, the Company has complied with all financial covenants in its debt agreements.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10 - INCOME TAXES

         The following table details the components of the Company's income tax expense from continuing operations for the fiscal years 2003, 2002 and 2001.

                                                 Years Ended September 30,
                                          ------------------------------------
                                             2003         2002          2001
                                          ----------   ----------   ----------
                                                     (in thousands)
Provision (benefit) for income taxes:
   Current:
      Federal..........................   $      341   $    6,365   $    6,023
      State............................           24         (619)         158
   Deferred............................        4,221       (2,332)         146
                                          ----------   ----------   ----------
                                          $    4,586   $    3,414   $    6,327
                                          ==========   ==========   ==========

         A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                           Years Ended September 30,
                                                          --------------------------
                                                          2003       2002       2001
                                                          ----       ----       ----
Statutory tax rate.....................................     35%        35%        35%
Statutory depletion....................................     (2)        (4)        (3)
Non-conventional fuel and low income housing credits...      -         (3)        (3)
Excessive employee remuneration........................      -          -          2
Goodwill...............................................      -          -          1
Tax-exempt interest....................................     (2)        (2)        (2)
State income tax.......................................      1          3          1
                                                          ----        ---       ----
                                                            32%        29%        31%
                                                          ====        ===       ====

         The components of the net deferred tax liability are as follows:

                                                        September 30,
                                                 ----------------------------
                                                    2003              2002
                                                 -----------      -----------
                                                       (in thousands)
Deferred tax assets related to:
   Tax credit carryforwards...................   $         -      $        28
   FIN 46 assets..............................         8,858                -
   Interest receivable on real estate loans...         6,480              688
   Stock option exercises.....................           558                -
   Accrued expenses...........................         6,057            7,335
   Provision for possible losses..............           674            1,185
                                                 -----------      -----------
                                                 $    22,627      $     9,236
                                                 -----------      -----------

Deferred tax liabilities related to:
   Property and equipment bases differences...       (29,065)         (17,447)
   Investments in real estate ventures........        (3,812)          (2,491)
   Unrealized gain on investments.............        (2,628)          (2,899)
   ESOP benefits..............................             -             (132)
                                                 -----------      -----------
                                                     (35,505)         (22,969)
                                                 -----------      -----------
Net deferred tax liability....................   $   (12,878)     $   (13,733)
                                                 ===========      ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10 - INCOME TAXES - (Continued)

         Generally accepted accounting principles require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowance was needed at September 30, 2003 or 2002.

NOTE 11 - EMPLOYEE BENEFIT PLANS

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

         The common stock purchased by the ESOP is held by the ESOP trustee in a suspense account. On an annual basis, a portion of the common stock is released from the suspense account. As of September 30, 2003, there were 269,800 shares allocated to participants, and 105,000 unallocated shares in the plan. Compensation expense related to the plan amounted to $159,800, $182,200 and $151,200 for the years ended September 30, 2003, 2002 and 2001, respectively.

         Employee Savings Plan. The Company sponsors an Employee Retirement Savings Plan and Trust under Section 401(k) of the Internal Revenue Code which allows employees to defer up to 15% of their income, subject to certain limitations, on a pretax basis through contributions to the savings plan. Prior to March 1, 2002, the Company matched up to 100% of each employee's contribution, subject to certain limitations; thereafter, up to 50%. Included in general and administrative expenses are $283,700 $335,200 and $363,800 for the Company's contributions for the years ended September 30, 2003, 2002 and 2001, respectively.

         Stock Options. The following table summarizes certain information about the Company's equity compensation plans, in the aggregate, as of September 30, 2003.

                                            (a)                              (b)                              (c)
                                 --------------------------    ----------------------------    -------------------------------
                                                                                               Number of securities remaining
                                 Number of securities to be                                    available for future issuance
                                  issued upon exercise of       Weighted-average exercise      under equity compensation plans
                                   outstanding options,           price of outstanding         excluding securities reflected
Plan category                      warrants and rights         options, warrants and rights            in column (a)
-----------------------------    --------------------------    ----------------------------    -------------------------------
Equity compensation plans
 approved by security holders             1,918,986                     $   10.39                           288,599
Equity compensation plans
 not approved by security
 holders                                     36,554                     $     .11                                 -
Total                                     1,955,540                     $   10.21                           288,599

         The Company has four existing employee stock option plans, those of 1989, 1997, 1999 and 2002. No further grants may be made under the 1989 and 1997 plans. Options under all plans become exercisable as to 25% of the optioned shares each year after the date of grant, and expire not later than ten years after the date of grant.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 - EMPLOYEE BENEFIT PLANS - (Continued)

         The 1989 plan authorized the granting of up to 1,769,670 shares (as amended during the fiscal year ended September 30, 1996) of the Company's common stock in the form of incentive stock options ("ISO's"), non-qualified stock options and stock appreciation rights ("SAR's").

         The 1997 Key Employee Stock Option Plan authorized the granting of up to 825,000 shares of the Company's common stock in the form of ISO's, non-qualified stock options and SAR's. No options were issued under this plan during fiscal 2003. In fiscal 2002 and 2001, options for 4,000 and 55,000 shares were issued under this plan, respectively.

         The 1999 Key Employee Stock Option Plan authorized the granting of up to 1,000,000 shares of the Company's common stock in the form of ISO's, non-qualified stock options and SAR's. No options were issued under this plan during fiscal 2003. In fiscal 2002 and 2001, options for 62,533 and 371,000 shares, respectively, were issued under this plan.

         In April 2002, stockholders approved the Resource America, Inc. 2002 Key Employee Stock Option Plan. This plan, for which 750,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. In fiscal 2003 and 2002, options for 5,000 shares and 664,967, respectively, were issued under this plan.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 - EMPLOYEE BENEFIT PLANS - (Continued)

         Transactions for the four employee stock option plans are summarized as follows:

                                                                    Years Ended September 30,
                                    -----------------------------------------------------------------------------------------
                                               2003                            2002                           2001
                                    ---------------------------    ---------------------------    ---------------------------
                                                   Weighted                       Weighted                       Weighted
                                                    Average                        Average                        Average
                                     Shares      Exercise Price     Shares      Exercise Price      Shares     Exercise Price
                                    ---------    --------------    ---------    --------------    ---------    --------------
Outstanding - beginning of year..   2,375,504    $         9.86    1,892,447    $        10.27    1,642,967    $         9.38
   Granted.......................       5,000    $        11.50      731,500    $         8.24      424,000    $        11.06
   Exercised.....................    (385,281)   $         7.61     (222,682)   $         7.93     (155,947)   $         2.68
   Forfeited.....................    (145,969)   $        10.67      (25,761)   $        11.06      (18,573)   $        13.33
                                    ---------                      ---------                      ---------
   Outstanding - end of year.....   1,849,254    $        10.26    2,375,504    $         9.86    1,892,447    $        10.27
                                    =========    ==============    =========    ==============    =========    ==============

Exercisable, at end of year......   1,053,843    $        11.29    1,036,006    $        10.36      743,213    $         9.64
                                    =========    ==============    =========    ==============    =========    ==============
Available for grant..............     227,688                         86,719                         42,458
                                    =========                      ==========                     =========
Weighted average fair value per
 share of options granted
 during the year.................                $         8.07                 $         5.10                 $         8.73
                                                 ==============                 ==============                 ==============

         The following information applies to employee stock options outstanding as of September 30, 2003:

                                                Outstanding                               Exercisable
                                ----------------------------------------------    ----------------------------
                                                 Weighted
                                                  Average          Weighted                       Weighted
Range of                                        Contractual         Average                        Average
Exercise Prices                    Shares       Life (Years)    Exercise Price      Shares      Exercise Price
---------------                 ------------    ------------    --------------    ----------    --------------
            $   2.73                  80,057       2.22              $    2.73        80,057       $      2.73
$   7.47 -  $   8.08                 693,750       7.55              $    7.65       276,437       $      7.60
$   9.19 -  $   9.34                 237,500       8.74              $    9.32        59,375       $      9.32
$  11.03 -  $  11.50                 394,947       7.36              $   11.06       194,974       $     11.06
            $  15.50                 443,000       6.64              $   15.50       443,000       $     15.50
                                ------------                                      ----------
                                   1,849,254                                       1,053,843
                                ============                                      ==========

         In connection with the acquisition of Atlas America, the Company issued options for 120,213 shares at an exercise price of $.11 per share to certain employees of Atlas America who had held options of Atlas America before its acquisition by the Company. Options for 36,554 shares remain outstanding and are exercisable as of September 30, 2003.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 - EMPLOYEE BENEFIT PLANS - (Continued)

         SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 10 years following vesting; stock volatility, 70%, 64% and 68% in fiscal 2003, 2002 and 2001, respectively; risk-free interest rate, 4.0%, 4.4% and 5.5% in fiscal 2003, 2002 and 2001, respectively; dividends were based on the Company's historical rate.

         The Company accounts for its four existing employee stock option plans under the recognition and measurement principles of APB No. 25 and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                     Years Ended September 30,
                                                             -----------------------------------------
                                                                2003            2002           2001
                                                             -----------    -----------    -----------
                                                               (in thousands, except per share data)
Net (loss) income, as reported............................   $    (2,915)   $    (3,309)   $     9,829

Less total stock-based employee compensation expense
 determined under the fair value based method for all
 awards, net of income taxes..............................        (3,100)        (3,464)        (2,505)
                                                             -----------    -----------    -----------
Pro forma net (loss) income...............................   $    (6,015)   $    (6,773)   $     7,324
                                                             ===========    ===========    ===========

(Loss) earnings per share:
   Basic - as reported....................................   $     (.17)    $      (.19)   $       .55
   Basic - pro forma......................................   $     (.35)    $      (.39)   $       .41

   Diluted - as reported..................................   $     (.17)    $      (.19)   $       .53
   Diluted - pro forma....................................   $     (.34)    $      (.38)   $       .40

         Other Plans. In addition to the employee stock option plans, the stockholders approved the Resource America, Inc. 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan for which a maximum of 75,000 units were reserved for issuance, all of which have been issued. The fair value of the grants awarded (at an average of $13.43 per unit), $1.1 million in total, has been charged to operations over the vesting period. As of September 30, 2003, 57,000 units (average $13.54 per unit) were outstanding and fully vested. During the fiscal year, 3,000 units were forfeited and 15,000 units (at an average of $13.37 per unit) were converted to 15,000 shares of the Company's common stock and issued to a former director who resigned in April 2003. The plan was terminated as of April 30, 2002, as provided by the terms of the plan, except with respect to previously awarded grants. No further grants can be made under this plan.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 - EMPLOYEE BENEFIT PLANS - (Continued)

         In April 2002, the stockholders approved the Resource America, Inc. 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan for which a maximum of 75,000 units were reserved for issuance. In fiscal 2003, 9,130 units (at anaverage of $8.21 per unit) were issued under this plan. As of September 30, 2003, 12,732 units (at an average of $9.42 per unit) were outstanding under this plan. During the fiscal year, 7,540 units were forfeited and 1,357 units (at an average of $11.05 per unit) were converted to 1,357 shares of the Company's common stock and issued to a former director who resigned in April 2003. The fair value of the grants awarded (at an average of $9.85 per unit), $213,080 in total, has been charged to operations over the vesting period. As of September 30, 2003, 60,911 units are available for issuance under this plan.

         Under these plans, non-employee directors of the Company are awarded units on an annual basis representing the right to receive one share of the Company's common stock for each unit awarded. In April 2003, the stockholders approved an amendment to each plan concerning the vesting schedule whereby units are now vested on the later of the fifth anniversary of the date of becoming an eligible director and the first anniversary of the grant of units. Units will vest sooner upon a change of control of the Company or death or disability of a director, provided the director has completed at least six months of service. Upon termination of service by a director, all unvested units are forfeited.

         Under the SERP of E. Cohen, the Company will pay an annual benefit of 75% of his average income after he has reached retirement age (each as defined in the employment agreement). Upon termination, he is entitled to receive lump sum payments in various amounts of between 25% and five times average compensation (depending upon the reason for termination) and, for termination due to disability, a monthly benefit equal to the SERP benefit (which will terminate upon commencement of payments under the SERP). During fiscal 2003, 2002 and 2001, operations were charged $315,000, $1.1 million and $927,000, respectively, with respect to these commitments.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under leases with varying expiration dates through 2008. Rental expense was $2.6 million, $2.1 million and $1.9 million for the years ended September 30, 2003, 2002 and 2001, respectively. At September 30, 2003, future minimum rental commitments for the next five fiscal years were as follows (in thousands):

                                     Leases      Subleases     Net Commitments
                                    --------    -----------    ---------------
         2004...................    $  1,400    $      (183)          $  1,217
         2005...................       1,251           (182)             1,069
         2006...................         884           (161)               723
         2007...................         650           (113)               537
         2008...................         363              -                363

         The Company is the managing general partner of various energy partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner's share of partnership assets. Subject to certain conditions, investor partners in certain energy partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% or 10% of the units in any calendar year. Based on past experience, the Company believes that any liability incurred would not be material.

         The Company may be required to subordinate a part of its net partnership revenues to the receipt by investor partners of cash distributions from the energy partnerships equal to at least 10% of their agreed subscriptions determined on a cumulative basis, in accordance with the terms of the partnership agreements.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12 - COMMITMENTS AND CONTINGENCIES - (Continued)

         The Company is party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

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

         A real estate investment partnership in which the Company has a general partner interest, has obtained senior lien financing with respect to four properties it acquired. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which the Company has guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to six of our loans. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next six years.

         The Company is also a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or operations.

NOTE 13 - HEDGING ACTIVITIES

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

         The Company formally documents all relationships between hedging instruments and the items being hedged, including the Company's risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Such gains and losses are charged or credited to accumulated other comprehensive income (loss) and recognized as a component of sales revenue in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices the Company discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative are recognized immediately into earnings.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13 - HEDGING ACTIVITIES - (Continued)

         At September 30, 2003, the Company had no open natural gas futures contracts related to natural gas sales and accordingly, had no unrealized loss or gain related to open NYMEX contracts at that date. Its net unrealized gain was approximately $316,600 at September 30, 2002. The Company recognized a loss of $1.1 million, $59,000 and $599,000 on settled contracts covering natural gas production for the years ended September 30, 2003, 2002 and 2001, respectively. The Company recognized no gains or losses during the three year period ended September 30, 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

NOTE 14 - DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Discontinued Operations

         In June 2002, the Company adopted a plan to dispose of Optiron and reduce its interest in Optiron to 10% through a sale to current management which was completed in September 2002. In connection with the sale, the Company forgave $4.3 million out of the $5.9 million of indebtedness owed by Optiron. The remaining $1.6 million of indebtedness was retained by the Company in the form of a promissory note secured by all of Optiron's assets and by the common stock of Optiron's 90% shareholder. The note bears interest at the prime rate plus 1% payable monthly; an additional 1% will accrue until the maturity date of the note in 2022.

         Under the terms of the plan of disposal, Optiron was obligated to pay to the Company 10% of Optiron's revenues if such revenues exceeded $2.0 million in the twelve month period following the closing of the transaction. As a result, Optiron became obligated to pay the Company $295,000. This payment is due in March 2004.

         In accordance with SFAS No. 144, the results of operations have been prepared under the financial reporting requirements for discontinued operations, pursuant to which, all historical results of Optiron are included in the results of discontinued operations rather than the results of continuing operations for all periods presented.

         Summarized operating results of the discontinued Optiron operations are as follows:

                                                                         Years Ended September 30,
                                                                   ------------------------------------
                                                                      2003         2002         2001
                                                                   ----------   ----------   ----------
                                                                              (in thousands)
Loss from discontinued operations before income taxes...........    $       -   $     (553)  $   (1,493)
Income tax benefit..............................................            -          193          463
                                                                    ---------   ----------   ----------
Loss from discontinued operations...............................    $       -   $     (360)  $   (1,030)
                                                                    =========   ==========   ==========

Income (loss) on disposal of discontinued operations before
  income taxes..................................................    $     295   $   (1,971)  $        -
Income tax (provision) benefit..................................         (103)         690            -
                                                                    ----------  ----------   ----------
Income (loss) on disposal of discontinued operations............    $     192   $   (1,281)  $        -
                                                                    =========   ==========   ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14 - DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - (Continued)

         On August 1, 2000, the Company sold its small ticket equipment leasing subsidiary, Fidelity Leasing, Inc., to European American Bank and AEL Leasing Co., Inc., subsidiaries of ABN AMRO Bank, N.V. The Company received total consideration of $152.2 million, including repayment of indebtedness of Fidelity Leasing to the Company; the purchasers also assumed approximately $431.0 million in debt payable to third parties and other liabilities. Of the $152.2 million consideration, $16.0 million was paid by a non-interest bearing promissory note. The promissory note was payable to the extent that payments were made on a pool of Fidelity Leasing lease receivables and refunds were received with respect to certain tax receivables.

         In addition, $10.0 million was placed in escrow as security for the Company's indemnification obligations to the purchasers, in connection with the sale. Accordingly, FLI is reported as a discontinued operation for the years ended September 30, 2002 and 2001. The Consolidated Financial Statements reflect the operations of FLI as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30").

         The successor in interest to the purchaser, made a series of claims with respect to the Company's indemnification obligations and representations which were settled in December 2002. Under the settlement, the Company and the successor were released from certain terms and obligations of the original purchase agreements, including many of the terms of the Company's non-competition agreement, and from claims arising from circumstances known at the settlement date. In addition, the Company (i) released to the successor the $10.0 million in escrow previously referred to; (ii) paid the successor $6.0 million; (iii) guaranteed that the successor will receive payments of $1.2 million from a note, secured by FLI lease receivables, delivered to the Company at the close of the FLI sale; and (iv) delivered two promissory notes to the successor, each in the principal amount of $1.75 million, bearing interest at the two-year treasury rate plus 500 basis points, due on December 31, 2003 and 2004, respectively. The Company recorded a loss from discontinued operations, net of taxes, of $9.4 million in connection with the settlement.

         Summarized operating results of the discontinued FLI operations are as follows:

                                                                          Years Ended September 30,
                                                                    -----------------------------------
                                                                       2003        2002         2001
                                                                    ---------   ----------   ----------
                                                                              (in thousands)
(Loss) gain on disposal before income taxes......................   $       -   $  (14,460)  $   (5,200)
Income tax benefit (provision)...................................           -        5,061        1,976
                                                                    ---------   ----------   ----------
(Loss) gain on disposal of discontinued operations...............   $       -   $   (9,399)  $   (3,224)
                                                                    =========   ===========  ===========

         The assets and liabilities of four of the entities that were consolidated under the provisions of FIN 46 in the quarter ended September 30, 2003 have been classified as held for sale in accordance with the Company's intent to sell its interest in the real estate loans underlying those assets and liabilities. In addition, the Company foreclosed on one property in which it held a loan and has classified this property as held for sale.

         Summarized operating results of the Company's real estate operations held for sale are as follows:

                                                                          Years Ended September 30,
                                                                    -----------------------------------
                                                                       2003         2002         2001
                                                                    ---------   -----------  ----------
                                                                              (in thousands)
Income on discontinued operations before income taxes............   $   1,584   $        -   $        -
Income tax provision.............................................        (554)           -            -
                                                                    ----------  ----------   ----------
Income from discontinued operations..............................   $   1,030   $        -   $        -
                                                                    =========   ==========   ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14 - DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - (Continued)

Summarized results of the discontinued operations Optiron, FLI and real estate are:

                                                                          Years Ended September 30,
                                                                    -----------------------------------
                                                                       2003        2002         2001
                                                                    ---------   ----------   ----------
                                                                              (in thousands)

Income (loss) from discontinued operations.......................   $    1,030  $     (360)  $   (1,030)
Gain (loss) on disposal of discontinued operations...............          192     (10,680)      (3,224)
                                                                    ----------  -----------  -----------
Total discontinued income (loss) ................................   $    1,222  $  (11,040)  $   (4,254)
                                                                    ==========  ===========  ===========

Cumulative Effect of Change in Accounting Principle

         Optiron adopted SFAS 142 on January 1, 2002, the first day of its fiscal year. Optiron performed the evaluation of its goodwill required by SFAS 142 and determined that it was impaired due to uncertainty associated with the on-going viability of the product line with which the goodwill was associated. This impairment resulted in a cumulative effect adjustment on Optiron's books of $1.9 million before tax. The Company recorded in its second fiscal quarter of fiscal 2002 year-end, which correlated to Optiron's first quarter, its share of this cumulative effect adjustment in the same manner.

         As described in Note 3, the Company recorded a $13.9 million cumulative effect adjustment for a change in accounting principle upon the adoption of FIN 46.

NOTE 15 - SETTLEMENT OF LAWSUITS

         The Company settled an action filed in the U.S. District Court for the District of Oregon by the former chairman of TRM Corporation and his children. The Company's chief executive officer and a former director and officer also had been named as defendants. The plaintiffs' claims were for breach of contract and fraud. The Company recorded a charge of $1.2 million, including related legal fees, in the fiscal year ended September 30, 2003. The Company has made a claim under its directors' and officers' insurance policy in connection with this settlement.

         The Company was a defendant in a class action complaint by stockholders who purchased shares of the Company's common stock between December 17, 1997 and February 22, 1999. Damages were sought in an unspecified amount for losses allegedly incurred as the result of misstatements and omissions allegedly contained in the Company's periodic reports and a registration statement filed with the SEC. To avoid the potential of costly litigation, which would have involved significant time of senior management, the Company settled this matter for a maximum of $7.0 million plus approximately $1.0 million in costs and expenses, of which $6.0 million was paid by two of the Company's directors' and officers' liability insurers. The Company is seeking to obtain the balance of $2.0 million through an action against a third insurer who refused to participate in the settlement. The plaintiffs have agreed to reduce by 50% the amount by which the $2.0 million exceeds any recovery from the insurer. The Company charged operations $1.0 million in the fiscal year ended September 30, 2002, the amount of its maximum remaining exposure. If the Company is successful in receiving reimbursement from the third insurer, future operations will be benefited.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16 - OPERATIONS OF ATLAS PIPELINE

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

         In May 2003, Atlas Pipeline completed a public offering of 1,092,500 common units of limited partner interest. The net proceeds after underwriting discounts and commissions were approximately $25.2 million. These proceeds were used in part to repay existing indebtedness of $8.5 million. Atlas Pipeline intends to use the balance of these proceeds to fund future capital projects and for working capital. Upon the completion of this offering the Company's combined general and limited partner interest in Atlas Pipeline was reduced to 39%. Because the Company, through its general partner interest, controls the decisions and operations of Atlas Pipeline it is consolidated in the Company's financial statements and results of operations.

         In connection with the Company's sale of the gathering systems to Atlas Pipeline, the Company entered into agreements that:

         - Require it to provide stand-by construction financing to Atlas Pipeline for gathering system extensions and additions to a maximum of $1.5 million per year for five years.

         - Require it to pay gathering fees to Atlas Pipeline for natural gas gathered by the gathering systems equal to the greater of $.35 per Mcf ($.40 per Mcf in certain instances) or 16% of the gross sales price of the natural gas transported.

         During fiscal 2003, 2002 and 2001, the fee paid to Atlas Pipeline was calculated based on the 16% rate. Through September 30, 2003, the Company has not been required to provide any construction financing.

         In September 2003, Atlas Pipeline entered into a purchase and sale agreement with SEMCO Energy, Inc. ("SEMCO") pursuant to which Atlas Pipeline or its designee will purchase all of the outstanding equity of SEMCO's wholly-owned subsidiary, Alaska Pipeline Company ("Alaska Pipeline"), which owns an intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage (the "Acquisition"). The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing.

         Consummation of the Acquisition is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline's business. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration, without adverse action, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The purchase and sale agreement may be terminated by either Atlas Pipeline or SEMCO if the transaction is not consummated by June 16, 2004. The purchase and sale agreement contains customary representations, warranties and indemnifications.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16 - OPERATIONS OF ATLAS PIPELINE - (Continued)

         As part of the Acquisition, at closing, Alaska Pipeline and ENSTAR Natural Gas Company ("ENSTAR"), a division of SEMCO which conducts its gas distribution business in Alaska, will enter into a Special Contract for Gas Transportation pursuant to which ENSTAR will pay a reservation fee for use of all of the pipeline's transportation capacity of $943,000 per month, plus $.075 per thousand cubic feet, or mcf, of gas transported, for 10 years. During 2002, total gas volumes transported on the Alaska Pipeline system averaged 130,000 mcf per day. SEMCO will execute a gas transmission agreement with Alaska Pipeline pursuant to which SEMCO will be obligated to make up any difference if the Regulatory Commission of Alaska reduces the transportation rates payable by ENSTAR pursuant to the Special Contract.

         Further, Alaska Pipeline will enter into an Operation and Maintenance and Administrative Services Agreement with ENSTAR under which ENSTAR will continue to operate and maintain the pipeline for at least 5 years for a fee of $334,000 per month for the first three years. Thereafter, ENSTAR's fee will be adjusted for inflation.

         Atlas Pipeline has received a commitment from Friedman, Billings, Ramsey Group, Inc. ("FBR") to make a $25.0 million preferred equity investment in a special purpose vehicle (the "SPV"), to be jointly owned and controlled by FBR and Atlas Pipeline; such entity will be the acquirer of Alaska Pipeline. Under the terms of the FBR commitment, Atlas Pipeline will have the right, during the 18 months following the closing of the Acquisition, to purchase FBR's preferred equity interest in the SPV at FBR's original cost plus accrued and unpaid preferred distributions and a premium. If Atlas Pipeline does not purchase FBR's interest, FBR has the right to require the Company to purchase this interest. The Company will then have the right to require Atlas Pipeline to purchase the equity interest from it. Atlas Pipeline intends to make a $24.0 million common equity investment in the SPV which Atlas Pipeline will fund in part through its existing $20.0 million credit facility. The SPV has received a commitment from Wachovia Bank, National Association and Wachovia Capital Markets, LLC for a $50.0 million credit facility to partially finance the Acquisition. Up to $25.0 million of borrowings under the facility will be secured by a lien on and security interest in all of the SPV's property. In addition, upon the earlier to occur of the termination of Atlas Pipeline's subordination period or the amendment of the restrictions in the partnership agreement on Atlas Pipeline's incurrence of debt, Atlas Pipeline will guarantee all borrowings under the facility, securing the guarantee with a pledge of its interest in the SPV.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMER INFORMATION

         The Company's operations include five reportable operating segments. In addition to the five reportable operating segments, certain other activities are reported in the "Other energy" and "All other" categories. These operating segments reflect the way the Company manages its operations and makes business decisions. The leasing segment first met the criteria for reportable operating segments in the three months ended June 30, 2003, and accordingly, all prior periods have been restated to reflect these new segments. The Company does not allocate income taxes to its operating segments. Operating segment data for the periods indicated are as follows:

Year Ended September 30, 2003 (in thousands):

                                     Production                  Real
                            Well        and         Other       Estate                            All
                          Drilling  Exploration   Energy (a)    Finance    Leasing    Trapeza    Other     Eliminations     Total
                          --------  -----------   ----------   ---------   --------   -------   --------   ------------   ---------
Revenues from
 external customers.....  $ 52,879  $    38,639   $   14,171   $  14,424   $  4,140   $ 1,495   $  7,271   $       (490)  $ 132,529
Interest income.........         -            -          220          83         71         8        484           (195)        671
Interest expense........         -            -        1,961       1,703        916         -      8,707           (195)     13,092
Depreciation,
 depletion  and
 amortization...........         -        8,042        3,553         221        196         -        136              -      12,148
Segment profit (loss)...     5,320       21,465       (6,308)      5,188     (2,857)    1,542    (10,020)             -      14,330
Other significant
 items:
    Segment assets......     7,844      145,614       78,930     371,735     15,668     4,987     46,004              -     670,782

----------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

Year Ended September 30, 2002 (in thousands):

                                      Production                  Real
                             Well        and          Other      Estate                            All
                           Drilling  Exploration   Energy (a)    Finance    Leasing    Trapeza    Other     Eliminations     Total
                           --------  -----------   ----------   ---------   --------   -------   --------   ------------   ---------
Revenues from
 external customers......  $ 55,736  $    28,916   $   14,643   $  16,711   $  1,388   $   185   $  4,058   $      (253)   $ 121,384
Interest income..........         -            -          686         145        145         -        519          (253)       1,242
Interest expense.........         -            -        2,200       1,790         44         -      9,035          (253)      12,816
Depreciation,
 depletion  and
 amortization............         -        7,550        3,286         135         82         -        108             -       11,161
Segment profit (loss)....     6,057       12,708       (5,444)     10,744        518       (15)   (12,796)            -       11,772
Other significant
 items:
    Segment assets.......     7,555      119,125       65,935     204,327     10,793     3,085     56,678             -      467,498

----------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS - (Continued)

Year Ended September 30, 2001 (in thousands):

                                     Production                  Real
                            Well        and         Other       Estate                             All
                          Drilling  Exploration   Energy (a)    Finance    Leasing    Trapeza     Other     Eliminations     Total
                          --------  -----------   ----------   ---------   --------   -------   ---------   ------------   ---------
Revenues from
 external customers...    $ 43,464  $   36,681     $  15,746   $  17,117   $  1,066   $     -   $   4,974   $        (55)  $ 118,993
Interest income.......           -           -           791         140          -         -       2,323            (55)      3,199
Interest expense......           -           -         1,714       2,961          -         -      10,116            (55)     14,736
Depreciation,
 depletion  and
 amortization.........         236       6,148         4,400         132         54         -          68              -      11,038
Segment profit (loss).       6,626      22,687       (10,258)     11,852        397         -     (10,894)             -      20,410
Other significant
 items:
    Segment assets....       5,646     102,756        86,127     207,682        390         -      63,863              -     446,464

----------
    (a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

         Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto, including interest, provision for possible losses and depreciation, depletion and amortization, excluding general corporate expenses.

         The Company's natural gas is sold under contract to various purchasers. For the years ended September 30, 2003, 2002 and 2001, gas sales to First Energy Solutions Corporation accounted for 14%, 13% and 14%, respectively, of our total revenues. No other operating segments had revenues from a single customer or borrower which exceeded 10% of total revenues.

NOTE 18 - SUPPLEMENTAL OIL AND GAS INFORMATION

         Results of operations from oil and gas producing activities:

                                                                        Years Ended September 30,
                                                                  -------------------------------------
                                                                     2003         2002          2001
                                                                  ----------   ----------    ----------
                                                                               (in thousands)
Revenues.......................................................   $   38,639   $   28,916    $   36,681
Production costs...............................................       (6,770)      (6,693)       (6,185)
Exploration expenses...........................................       (1,715)      (1,571)       (1,661)
Depreciation, depletion and amortization.......................       (8,042)      (7,550)       (6,148)
Income taxes...................................................       (7,519)      (4,005)       (7,223)
                                                                  ----------   ----------    ----------
Results of operations from oil and gas producing activities....   $   14,593   $    9,097    $   15,464
                                                                  ==========   ==========    ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18 - SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)

         Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                               At September 30,
                                                                  -------------------------------------
                                                                     2003         2002          2001
                                                                  ----------   ----------    ----------
                                                                             (in thousands)
Proved properties..............................................   $      844   $      843    $    1,861
Unproved properties............................................          563          584           481
Wells and related equipment and facilities.....................      184,175      152,174       126,971
Support equipment and facilities...............................        2,189        1,422         1,052
Uncompleted wells equipment and facilities.....................           51           51            38
                                                                  ----------   ----------    ----------
                                                                     187,822      155,074       130,403
Accumulated depreciation, depletion, amortization and
 valuation allowances..........................................      (50,170)     (41,893)      (33,129)
                                                                  ----------   ----------    ----------
     Net capitalized costs.....................................   $  137,652   $  113,181    $   97,274
                                                                  ==========   ==========    ==========

         Costs Incurred in Oil and Gas Producing Activities. The costs incurred by the Company in its oil and gas activities during fiscal years 2003, 2002 and 2001 are as follows:

                                                                        Years Ended September 30,
                                                                  -------------------------------------
                                                                     2003         2002          2001
                                                                  ----------   ----------    ----------
                                                                             (in thousands)
Property acquisition costs:
  Unproved properties..........................................   $        -   $        9    $       90
  Proved properties............................................   $      224   $      440    $      337
  Exploration costs............................................   $    1,715   $    1,573    $    1,662
  Development costs............................................   $   26,721   $   20,648    $   20,273

         The development costs above for the years ended September 30, 2003, 2002 and 2001 were substantially all incurred for the development of proved undeveloped properties.

         Oil and Gas Reserve Information (Unaudited). The estimates of the Company's proved and unproved gas reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum engineering firm, as of September 30, 2003, 2002 and 2001. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18 - SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)

         Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

         - Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

         - Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

         - Estimates of proved reserves do not include the following: (a) oil that may become available from known reservoirs but is classified separately as "indicated additional reservoirs";
                  (b) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (c) crude oil, natural gas and natural gas liquids, that may occur in undrilled prospects; and (d) crude oil and natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

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

         There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Company's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for effects have not been proved.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18 - SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)

         The Company's reconciliation of changes in proved reserve quantities is as follows (unaudited):

                                                            Gas          Oil
                                                           (Mcf)        (Bbls)
                                                        -----------   ---------
Balance September 30, 2000..........................    113,142,544   1,766,654
     Current additions..............................     19,891,663      68,895
     Sales of reserves in-place.....................        (88,068)        (61)
     Purchase of reserves in-place..................      7,159,387      40,881
     Transfers to limited partnerships..............    (11,871,230)          -
     Revisions......................................     (3,774,259)    102,136
     Production.....................................     (6,342,667)   (177,437)
                                                        -----------   ---------
Balance September 30, 2001..........................    118,117,370   1,801,068
     Current additions..............................     19,303,971      55,416
     Sales of reserves in-place.....................       (510,812)    (23,676)
     Purchase of reserves in-place..................        280,594       2,180
     Transfers to limited partnerships..............     (6,829,047)    (45,001)
     Revisions......................................        (23,057)    260,430
     Production.....................................     (7,117,276)   (172,750)
                                                        -----------   ---------
Balance September 30, 2002..........................    123,221,743   1,877,667
     Current additions..............................     21,131,997      29,394
     Sales of reserves in-place.....................        (56,480)    (14,463)
     Purchase of reserves in-place..................      7,294,727      34,472
     Transfers to limited partnerships..............     (8,669,521)    (31,386)
     Revisions......................................     (2,662,812)    119,038
     Production.....................................     (6,966,899)   (160,048)
                                                        -----------   ---------
Balance September 30, 2003..........................    133,292,755   1,854,674
                                                        ===========   =========

Proved developed reserves at:
     September 30, 2003.............................     87,760,113   1,825,280
     September 30, 2002.............................     83,995,712   1,846,281
     September 30, 2001.............................     80,249,011   1,735,376

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18 - SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)

         The following schedule presents the standardized measure of estimated discounted future net cash flows relating to proved oil and gas reserves. The estimated future production is priced at fiscal year-end prices, adjusted only for fixed and determinable increases in natural gas and oil prices provided by contractual agreements. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves based on fiscal year-end cost levels. The future net cash flows are reduced to present value amounts by applying a 10% discount factor. The standardized measure of future cash flows was prepared using the prevailing economic conditions existing at September 30, 2003, 2002 and 2001 and such conditions continually change. Accordingly such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations (unaudited).

                                                                            Years Ended September 30,
                                                                     --------------------------------------
                                                                        2003          2002          2001
                                                                     ----------    ----------    ----------
                                                                                 (in thousands)
Future cash inflows...............................................   $  709,401    $  518,118    $  485,781
Future production costs...........................................     (179,758)     (147,279)     (126,979)
Future development costs..........................................      (72,476)      (55,644)      (50,953)
Future income tax expense.........................................     (125,398)      (79,557)      (76,584)
                                                                     ----------    ----------    ----------

Future net cash flows.............................................      331,769       235,638       231,265
  Less 10% annual discount for estimated timing of cash flows.....     (187,434)     (131,512)     (132,553)
                                                                     ----------    ----------    ----------
  Standardized measure of discounted future net cash flows........   $  144,335    $  104,126    $   98,712
                                                                     ==========    ==========    ==========

                  The future cash flows estimated to be spent to develop proved undeveloped properties in the years ended September 30, 2004, 2005 and 2006 are $27.6 million, $29.3 million and $15.6 million, respectively.

         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes (unaudited):

                                                                            Years Ended September 30,
                                                                     --------------------------------------
                                                                        2003          2002          2001
                                                                     ----------    ----------    ----------
                                                                                 (in thousands)
Balance, beginning of year........................................   $  104,126    $   98,712    $   98,599
Increase (decrease) in discounted future net cash flows:
  Sales and transfers of oil and gas, net of related costs........      (31,869)      (22,223)      (30,496)
  Net changes in prices and production costs......................       44,232           249       (21,530)
  Revisions of previous quantity estimates........................         (229)        3,787        (4,184)
  Development costs incurred......................................        3,689         4,107         4,011
  Changes in future development costs.............................         (166)         (149)         (853)
  Transfers to limited partnerships...............................       (3,313)       (3,970)       (4,177)
  Extensions, discoveries, and improved recovery less
     related costs................................................       24,272        12,057        20,716
  Purchases of reserves in-place..................................        1,730           340         7,984
  Sales of reserves in-place, net of tax effect...................         (200)         (799)         (204)
  Accretion of discount...........................................       13,247        12,726        14,078
  Net changes in future income taxes..............................      (18,740)          203        13,636
  Other...........................................................        7,556          (914)        1,132
                                                                     ----------    ----------    ----------
Balance, end of year..............................................   $  144,335    $  104,126    $   98,712
                                                                     ==========    ==========    ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 19 - QUARTERLY RESULTS (Unaudited)

                                                               Dec 31      March 31     June 30     September 30
                                                             ----------   ----------   ----------   ------------
                                                                     (in thousands, except per share data)
Year ended September 30, 2003
Revenues...............................................      $   23,387   $   41,669   $   30,722   $     36,751
Costs and expenses.....................................          20,769       37,116       25,775         34,539
                                                             ----------   ----------   ----------   ------------
Income from continuing operations before taxes and
 cumulative effect of change in accounting principle...           2,618        4,553        4,947          2,212
                                                             ----------   ----------   ----------   ------------
Discontinued operations................................               -            -            -          1,222
Cumulative effect of change in accounting principle....               -            -            -        (13,881)
                                                             ----------   ----------   ----------   ------------
Net income (loss)......................................      $    1,781   $    3,095   $    3,486   $    (11,277)
                                                             ==========   ==========   ==========   ============

Net income (loss) per common share - basic:
   From continuing operations..........................      $      .10   $      .18   $      .20   $        .09
   Discontinued operations.............................               -            -            -            .07
   Cumulative effect of change in accounting
    principle..........................................               -            -            -           (.81)
                                                             ----------   ----------   ----------   ------------
Net income (loss) per common share - basic.............      $      .10   $      .18   $      .20   $       (.65)
                                                             ==========   ==========   ==========   =============

Net income (loss) per common share - diluted:
   From continuing operations..........................      $      .10   $      .18   $      .20   $        .07
   Discontinued operations.............................               -            -            -            .07
   Cumulative effect of change in accounting principle.               -            -            -           (.79)
                                                             ----------   ----------   ----------   ------------
Net income (loss) per common share - diluted...........      $      .10   $      .18   $      .20   $       (.65)
                                                             ==========   ==========   ==========   ============

         As described in Note 3, on July 1, 2003, the Company adopted FIN 46, the consolidation of FIN 46 entities resulted in a $13.9 million after-tax accounting cumulative effect charge in the Company's fourth fiscal quarter. In addition, subsequent to adoption, the Company classified certain of these entities as held for sale, resulting in income from discontinued operations of $1.2 million in the Company's fourth fiscal quarter.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 19 - QUARTERLY RESULTS (Unaudited)

                                                               Dec 31      March 31     June 30     September 30
                                                             ----------   ----------   ----------   ------------
                                                                     (in thousands, except per share data)
Revenues...............................................      $   33,782   $   34,203   $   24,727   $     28,672
Costs and expenses.....................................          29,405       29,250       22,923         28,034
                                                             ----------   ----------   ----------   ------------
Income from continuing operations before taxes.........           4,377        4,953        1,804            638
                                                             ----------   ----------   ----------   ------------
Income from continuing operations before cumulative
 effect of change in accounting principle..............           2,930        3,313        1,328            787
                                                             ----------   ----------   ----------   ------------
Net income (loss)......................................      $    2,189   $    3,138   $        6   $     (8,642)
                                                             ==========   ==========   ==========   ============

Net income per common share - basic:
   Income from continuing operations before
    cumulative effect of change in accounting
    principle..........................................      $      .17   $      .19   $      .08   $        .04
                                                             ==========   ==========   ==========   ============
Net income (loss) per common share - basic.............      $      .13   $      .18   $        -   $        .49
                                                             ==========   ==========   ==========   ============

Net income per common share - diluted:
   Income from continuing operations before
    cumulative effect of change in accounting
    principle..........................................      $      .17   $      .19   $      .07   $        .04
                                                             ==========   ==========   ==========   ============
Net income (loss) per common share - diluted...........      $      .12   $      .18   $        -   $        .49
                                                             ==========   ==========   ==========   ============

         As described in Note 14, in June 2002 the Company adopted a plan to dispose of Optiron. Accordingly, the Company's share of Optiron's operations, including the cumulative effect of the impairment of goodwill and the write-off of certain advances to Optiron, have been reported as discontinued operations. The amount of those charges to discontinued operations approximated $700, $200 and $1,300 in the quarters ended December 2001, March 2002 and June 2002, respectively. The amount charged to discontinued operations with respect to Optiron approximated $300 in each of the quarters ended December 2000 and March 2001 and $200 in each of the quarters ended June 2001 and September 2001. Also, as described in Note 14, the Company sold FLI in August 2000. In the quarters ended September 30, 2002 and 2001, the Company charged discontinued operations approximately $9,400 and $3,200, respectively, based upon information that became available during each of those quarters with regard to claims made by the buyer with respect to the Company's indemnification obligations and representations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The information required by this item is set forth in our definitive proxy statement with respect to our 2004 annual meeting of stockholders ("2004 proxy statement"), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is set forth in our 2004 proxy statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth in our 2004 proxy statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth in our 2004 proxy statement, which is incorporated herein by this reference.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is set forth in our 2004 proxy statement, which is incorporated herein by this reference.

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

                  2.  Financial Statement Schedules

                      Schedule I   -  Condensed Financial Information of the
                                      Registrant
                      Schedule III -  Investments in Real Estate
                      Schedule IV  -  Investments in Mortgage Loans on Real
                                      Estate

3. Exhibits

      Exhibit No.  Description
      -----------  -----------
          3.1      Restated Certificate of Incorporation of Resource
                   America. (1)
          3.2      Amended and Restated Bylaws of Resource America. (1)
          4.1 Indenture, dated as of July 22, 1997, between Resource America and The Bank of New York(3)
         10.1 Employment Agreement between Edward E. Cohen and Resource America, dated March 11, 1997. (2)
         10.2 Revolving Credit Loan Agreement dated July 27, 1999 by and between Resource America and Sovereign Bank. (4)
         10.2(a) Modification of Revolving Credit Loan Agreement dated September 15, 2003.
         10.3 Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc.,
                   Resource Properties XL, Inc. and Sovereign Bank(4)
         10.3(a) Modification of Revolving Credit Loan and Security Agreement dated March 30, 2000. (4)
         10.3(b) Second Modification of Revolving Credit and Loan Agreement dated April 30, 2002.
         10.3(c) Third Modification of Revolving Credit and Loan Agreement, dated September 15, 2003.
         10.4 Employment Agreement between Steven J.Kessler and Resource America, dated October 5, 1999. (1)
         10.5 Employment Agreement between Nancy J. McGurk and Resource America, dated October 5, 1999. (1)
         10.5 Employment Agreement between Jonathan Z. Cohen and Resource America, dated October 5, 1999. (4)
         10.7      Amended and Restated Loan Agreement, dated December 14,
                   1999, among Resource Properties XXXII, Inc., Resource Properties XXXVIII, Inc., Resource Properties II, Inc., Resource Properties 51, Inc., Resource Properties, Inc., Resource America and Jefferson Bank (now known as Hudson United Bank). (4)
         10.6 Revolving Credit Agreement and Assignment between LEAF Financial Corporation and National City Bank, and related guaranty from Resource America, dated June 11, 2002.(5)
         10.6(a)   Amendment to Revolving Credit Agreement dated March 28,
                   2003.
         10.6(b) Second Amendment to Revolving Credit Agreement dated April 1, 2003.
         10.7      Credit Agreement among Atlas America, Inc., Resource
                   America, Inc., Wachovia Bank, National Association, and other banks party thereto, dated July 31, 2002. (5)
         10.7(a)   First Amendment to Credit Agreement dated September 29,
                   2003.
         10.8 Credit Agreement among Atlas Pipeline Partners, L.P., Wachovia Bank, National Association, and the other parties thereto, dated December 27, 2002. (6)

         10.8(b)   Second Amendment to Credit Agreement dated March 28, 2003.

         10.8(c)   Third Amendment to Credit Agreement dated September 15, 2003.

         10.9 Revolving Credit Agreement and Assignment among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P., LEAF Funding, Inc. and Commerce Bank, National Association dated May 28, 2003.

         10.10 Purchase and Sale Agreement between Atlas Pipeline Partners, L.P. and SEMCO Energy, Inc. dated September 16, 2003.

         10.11     1989 Key Employee Stock Option Plan, as amended.(7)

         10.12     1997 Key Employee Stock Option Plan.(8)

         10.13     1997 Stock Option Plan for Directors.(8)

         10.14     1997 Non-Employee Director Stock Option Plan.(8)

         10.15     1999 Key Employee Stock Option Plan.(9)

         10.16     Employee Stock Ownership Plan.(10)

         10.17 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan.(11)

         10.18     2002 Key Employee Stock Option Plan(12)

         12.1      Statement re: computation of ratios

         21.1      Subsidiaries of Resource America

         31.1      Rule 13a-14(a)/15d-14(a) Certifications

         32.1      Section 1350 Certifications

         (b)      Reports on Form 8-K

None

----------
(1) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.
(3) Filed previously as an exhibit to our Registration Statement on Form S-4 (File No. 333-40231) and by this reference incorporated herein.
(4) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2000 and by this reference incorporated herein.
(5) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2002 and by this reference incorporated herein.
(6) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and by this reference incorporated herein.
(7) Filed previously as an exhibit to our Registration Statement on Form S-1 (File No. 333-03099) and by this reference incorporated herein.
(8) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and by this reference incorporated herein.
(9)      Filed previously as an exhibit to our Definitive Proxy Statement on
         Schedule 14A for the 1999 annual meeting of stockholders and by this reference incorporated herein.
(10) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 1989 and by this reference incorporated herein.
(11) Filed previously as an exhibit to our Registration Statement on Form S-8 (File No. 333-98507) and by this reference incorporated herein.
(12) Filed previously as an exhibit to our Registration Statement on Form S-8 (File No. 333-98505) and by this reference incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RESOURCE AMERICA, INC. (Registrant)
December 29, 2003                            By:  /s/ Edward E. Cohen
                                                  --------------------
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen            Chairman of the Board,          December 29, 2003
--------------------------     and Chief Executive Officer
EDWARD E. COHEN

/s/ Jonathan Z. Cohen          Director, President             December 29, 2003
--------------------------     and Chief Operating Officer
JONATHAN Z. COHEN

/s/ Carlos C. Campbell         Director                        December 29, 2003
--------------------------
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin            Director                        December 29, 2003
--------------------------
ANDREW M. LUBIN

/s/ P. Sherrill Neff           Director                        December 29, 2003
--------------------------
P. SHERRILL NEFF

/s/ John S. White              Director                        December 29, 2003
--------------------------
JOHN S. WHITE

/s/ Steven J. Kessler          Senior Vice President           December 29, 2003
--------------------------     and Chief Financial Officer
STEVEN J. KESSLER

/s/ Nancy J. McGurk            Vice President-Finance          December 29, 2003
--------------------------     and Chief Accounting Officer
NANCY J. McGURK

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                            CONDENSED BALANCE SHEETS
                                  SEPTEMBER 30,

                                                                             2003         2002
                                                                          ----------   ----------
                                                                           (in thousands, except
                                                                                share data)
ASSETS
Current assets:
   Cash and cash equivalents..........................................    $   15,757   $   16,814
   Accounts receivable and prepaid expenses...........................        16,922        4,494
   FIN 46 entities' and other assets held for sale....................       222,677        5,488
                                                                          ----------   ----------
     Total current assets.............................................       255,356       26,796

Investments in real estate loans and real estate......................        68,936      202,423
FIN 46 entities' assets...............................................        78,247            -
Property and equipment, net...........................................         1,150          911
Investment in Atlas America, Inc. at equity...........................        86,928       72,783
Indebtedness of Atlas America, Inc....................................        26,112       31,613
Other.................................................................        34,704       44,754
                                                                          ----------   ----------
                                                                          $  551,433   $  379,280
                                                                          ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt..................................    $   59,472   $    4,160
   Secured revolving credit facilities - leasing......................         7,168        2,421
   Accounts payable and other current liabilities.....................        14,876       10,696
   FIN 46 entities and other liabilities with assets held for sale....       141,473       11,317
                                                                          ----------   ----------
     Total current liabilities........................................       222,989       28,594

Long-term debt........................................................        42,502       99,424

Other liabilities.....................................................        58,488       17,723

Commitments and contingencies.........................................             -            -

Stockholders' equity:
   Preferred stock $1.00 par value: 1,000,000 authorized shares.......             -            -
   Common stock, $.01 par value: 49,000,000 authorized shares.........           255          250
   Additional paid-in capital.........................................       227,211      223,824
   Less treasury stock, at cost.......................................       (78,860)     (74,828)
   Less ESOP loan receivable..........................................        (1,137)      (1,201)
   Accumulated other comprehensive income.............................         5,611        5,911
   Retained earnings..................................................        74,374       79,583
                                                                          ----------   ----------
     Total stockholders' equity.......................................       227,454      233,539
                                                                          ----------   ----------
                                                                          $  551,433   $  379,280
                                                                          ==========   ==========

         SEE NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                            YEARS ENDED SEPTEMBER 30,

                                                                             2003         2002         2001
                                                                          ----------   ----------   ----------
                                                                                     (in thousands)
REVENUES
   Equity in earnings of Atlas America, Inc...........................        13,912        7,241       11,412
   Other..............................................................        26,839       22,088       23,104
                                                                          ----------   ----------   ----------
                                                                              40,751       29,329       34,516

COSTS AND EXPENSES
   Operating expenses.................................................        11,344        3,168        2,199
   General and administrative.........................................         6,925        7,889        5,672
   Depreciation, depletion and amortization...........................           553          325          256
   Interest...........................................................        11,131       10,616       13,022
   Provision for possible losses......................................         1,848        1,510          600
   Provision for legal settlement.....................................         1,185        1,000            -
                                                                          ----------   ----------   ----------
                                                                              32,986       24,508       21,749
                                                                          ----------   ----------   ----------
Income from continuing operations before income taxes
 and cumulative effect of change in accounting principle..............         7,765        4,821       12,767
Benefit for income taxes..............................................         2,171        1,269          286
                                                                          ----------   ----------   ----------
Income from continuing operations.....................................         9,936        6,090       13,053

Discontinued operations:
    Income (loss) on discontinued operations, net of income taxes
     of $(658), $5,944 and $2,439.....................................         1,030       (9,399)      (3,224)
Cumulative effect of change in accounting principle, net of
 income taxes of $336.................................................       (13,881)           -            -
                                                                          ----------   ----------   ----------

Net (loss) income.....................................................    $   (2,915)  $   (3,309)  $    9,829
                                                                          ===========  ===========  ==========

         SEE NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                            YEARS ENDED SEPTEMBER 30,

                                                                                   2003          2002          2001
                                                                                ----------    ----------    ----------
                                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities of
 continuing operations.....................................................     $     (413)   $    1,200    $  (17,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................................           (540)         (676)         (160)
Principal payments on notes receivable and proceeds from sale of assets....          9,871        24,499        29,510
Proceeds from sale (purchase) of RAIT Investment Trust shares..............         12,044        (1,890)       (6,405)
Increase in other assets...................................................           (957)       (6,355)       (1,299)
Investments in real estate loans and real estate...........................         (5,921)      (19,859)      (25,395)
                                                                                ----------    ----------    ----------
   Net cash provided by (used in) investing activities
    of continuing operations...............................................         14,497        (4,281)       (3,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings.................................................................         28,554        14,424         9,250
Principal payments on borrowings...........................................        (33,441)      (15,351)      (23,280)
Dividends paid.............................................................         (2,294)       (2,326)       (2,364)
Purchase of treasury stock.................................................         (4,654)       (1,517)      (57,801)
Repayment of ESOP loan.....................................................             64            96            96
Borrowings from related parties............................................              -        (1,546)        8,889
Increase in other assets...................................................           (679)         (255)         (462)
Proceeds from issuance of stock............................................          2,933            17           420
                                                                                ----------    ----------    ----------
Net cash used in financing activities of continuing operations.............         (9,517)       (6,458)      (65,252)
Net cash provided by (used in) discontinued operations.....................         (5,624)            -         1,417
                                                                                -----------   ----------    ----------
Increase (decrease) in cash and cash equivalents...........................         (1,057)       (9,539)      (84,716)
Cash and cash equivalents at beginning of year.............................         16,814        26,353       111,069
                                                                                ----------    ----------    ----------
Cash and cash equivalents at end of year...................................     $   15,757    $   16,814    $   26,353
                                                                                ==========    ==========    ==========

         SEE NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

           NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTE 1. The condensed financial information of the registrant includes the registrant consolidated with all its subsidiaries except for Atlas America, Inc. and its subsidiaries ("Atlas") which are shown as investment in Atlas America, Inc. at equity. Furthermore, the intercompany receivable from Atlas has not been eliminated in consolidation. The schedule is required based upon limitations on dividends and loan repayments Atlas can make to the registrant under the terms of Atlas' $75.0 million credit facility with Wachovia Bank (see Note 9 to the consolidated financial statements).

NOTE 2. Annual debt principal payments over the next five fiscal years ending September 30, excluding the Wachovia debt, are as follows (in thousands):

                         2004           $    59,471
                         2005                40,728
                         2006                 1,932
                         2007                    25
                         2008                    11

NOTE 3. The Company has not received cash dividends from Atlas or any of its subsidiaries during the fiscal years ended September 30, 2003, 2002 or 2001.

         At September 30, 2003, Atlas can distribute $12.6 million as dividends to the registrant under the terms of the credit facility and can repay $6.1 million of its indebtedness to the registrant.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
September 30, 2003

                 Column                      Column              Column              Column             Column
                    A                           B                  C                   D                   E
                                                                                                    Gross Amount
                                                                                Cost capitalized    at which
                                                            Initial Cost        subsequent          carried at close
Description                                Encumbrances     to Company          to acquisition      of period
                                                            -----------------   ----------------    ------------------
                                                            Buildings and       Improvements        Buildings and Land
                                                            Land Improvements   Carrying Costs      Improvements Total
Real estate- held for sale
Vacant Commercial Retail Space             $      1,512     $           2,402   $              -    $            2,402
Richmond, VA

Real estate
Hotel                                                 -                 4,319                  -                 4,319
Omaha, NE

Multifamily                                           -                 3,380                  -                 3,380
Deerfield Beach, FL

Office Building                                   1,663                 3,946                  -                 3,946
Winston-Salem, NC

FIN 46 Assets Held for Sale
Office Building                                       -                 1,400                  -                 1,400
Pittsburgh, PA

Office Building                                   5,895                12,504                  -                12,504
Washington, DC

Office Building                                  65,728               100,342                  -               100,342
Washington, DC

Office Building                                  57,552                96,300                  -                96,300
Baltimore, MD

FIN 46 Assets
Office Building                                   1,987                 3,500                  -                 3,500
Ambler, PA

Office Building                                       -                 3,715                  -                 3,715
Philadelphia, PA

Multifamily- Condominiums                         3,057                 4,916                  -                 4,916
Concord, NC

Multifamily                                      11,425                12,000                  -                12,000
Hartford, CT

Multifamily                                           -                14,300                  -                14,300
Seabrook, NJ

Multifamily                                      16,856                24,000                  -                24,000
Chicago, IL

Commercial Retail                                 1,910                 2,300                  -                 2,300
St. Cloud, MI

Commercial Retail                                   935                 1,600                  -                 1,600
Elkins West, WV

Hotel                                             1,450                10,187                  -                10,187
Savannah, GA
                                           ------------     -----------------    ---------------    ------------------
                                           $    169,970     $         301,111    $             -    $          301,111
                                           ============     =================    ===============    ==================

                 Column                        Column              Column     Column             Column
                   A                             F                   G          H                   I
                                                                                           Life on which
                                                                                           depreciation in
                                           Accumulated      Date of          Date          latest income
Description                                Depreciation     Construction     Acquired      is computed
Real estate- held for sale
Vacant Commercial Retail Space             $          -           1980       9/30/2003            n/a
Richmond, VA

Real estate
Hotel                                                47           1937       5/12/2003         39 years
Omaha, NE

Multifamily                                           -           1977       9/30/2003         39 years
Deerfield Beach, FL

Office Building                                      39           1929       4/30/2003         39 years
Winston-Salem, NC

FIN 46 Assets Held for Sale
Office Building                                       -           1890        7/1/2003            n/a
Pittsburgh, PA

Office Building                                       -           1920        7/1/2003            n/a
Washington, DC

Office Building                                       -           1898        7/1/2003            n/a
Washington, DC

Office Building                                       -           1992        7/1/2003            n/a
Baltimore, MD

FIN 46 Assets
Office Building                                       9           1972        7/1/2003         40 years
Ambler, PA

Office Building                                      15           1924        7/1/2003         40 years
Philadelphia, PA

Multifamily- Condominiums                            20           1840        7/1/2003         40 years
Concord, NC

Multifamily                                           -           1953        7/1/2003         40 years
Hartford, CT

Multifamily                                           -           1945        7/1/2003         40 years
Seabrook, NJ

Multifamily                                           -           1980        7/1/2003         40 years
Chicago, IL

Commercial Retail                                    10           1970        7/1/2003         40 years
St. Cloud, MI

Commercial Retail                                     6           1963        7/1/2003         40 years
Elkins West, WV

Hotel                                                42           1853        7/1/2003         40 years
Savannah, GA
                                           ------------
                                           $        188
                                           ============

          Balance at October 1, 2002                      $ 187,542
             Additions during the period:
                 New mortgage loans            $  1,350
                 Amortization of discount         1,962
                 Additions of existing loans      4,855       8,167
                                               --------   ---------
                                                          $ 195,709
          Deductions during the period:
               Collections of principal          10,129
               Foreclosed loans                  11,404
               FIN 46 loans                     132,312
          Write-downs on loans                    1,448     155,293
                                               --------   ---------

          Balance at September 30, 2003                   $  40,416
                                                          =========

                                    RESOURCE AMERICA, INC. & SUBSIDIARIES
                                                 SCHEDULE IV
                                        MORTGAGE LOANS ON REAL ESTATE
                                              September 30, 2003
                                                (in thousands)

                     COLUMN A                              COLUMN B                 COLUMN C              COLUMN D    COLUMN E


                                                                                                          PERIODIC
                                                           INTEREST              FINAL MATURITY            PAYMENT      PRIOR
                    DESCRIPTION                              RATE                     DATE                  TERM        LIENS


SECOND LIEN LOANS
    Industrial building, Pasadena, CA       2.75% over average cost of funds                  5/1/2001       (a)       $ 2,273
                                              FSLIC-Insured

    Office building, Cherry Hill, NJ        Fixed interest rate of 9.75%                      2/7/2001       (a)         2,258

    Apartment building, Hartford, CT        Fixed interest rate of 7.5%                       1/1/2009       (a)        13,312

    Office building, Washington, D.C.       Fixed interest rate of 10.64%                    1/15/2006       (a)        63,353

    Apartment building, Philadelphia, PA    Fixed interest at 9.28%                          11/1/2022       (a)         2,343

    Apartment buildings (2 loans)           Prime + 1% & 8% fixed                 9/28/2006 & 5/3/2029       (a)         3,310
    Philadelphia PA

    Office buildings (2 loans)              9% & 10%, fixed rates                7/1/2002 & 12/31/2004       (a)         1,664
    Philadelphia, PA

    Retail building, Northridge, CA         Fixed interest rate of 9%                        12/1/2000       (a)         1,969


                                                                                                                   -----------
                                                                                                                      $ 90,482
                                                                                                                   ===========

                     COLUMN A                   COLUMN F      COLUMN G          COLUMN H

                                                                             PRINCIPAL AMOUNT
                                                              CARRYING      OF LOANS SUBJECT TO
                                              FACE AMOUNT     AMOUNT OF         DELINQUENT
                    DESCRIPTION               OF MORTGAGES    MORTGAGES    PRINCIPAL OR INTEREST


SECOND LIEN LOANS
    Industrial building, Pasadena, CA            $ 3,000        $ 122                    -


    Office building, Cherry Hill, NJ               4,800        2,322                    -

    Apartment building, Hartford, CT               6,750        7,757                    -

    Office building, Washington, D.C.             92,000       24,331

    Apartment building, Philadelphia, PA           3,155          764                    -

    Apartment buildings (2 loans)                  3,445        1,577                    -


    Office buildings (2 loans)                     2,500        2,322                    -
    Philadelphia, PA

    Retail building, Northridge, CA                2,271        1,221                    -


                                            ------------   ----------          -----------
                                               $ 117,921     $ 40,416          $         -
                                            ============   ==========          ===========

    (a)  All net cash flows from related property





                                                                            Balance at October 1, 2002                 $187,542
                                                                               Additions during the period:
                                                                                   New mortgage loans                    $1,350
                                                                                   Amortization of discount               1,962
                                                                                   Additions of existing loans            4,855
                                                                                                                    -----------
                                                                                                                         $8,167
                                                                            Deductions during the period:
                                                                                 Collections of principal                10,129
                                                                                 Foreclosed loans                        11,404
                                                                                 FIN 46 loans                           132,312
                                                                            Write-downs on loans                          1,448
                                                                                                                    -----------
                                                                                                                        155,293

                                                                            Balance at September 30, 2003               $40,416
                                                                                                                    ===========


