Form 10-K/A
period 2003-09-30
RESOURCE AMERICA INC
filed 2004-01-28
CIK 83402

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


                                      None

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-K/A

PART I                                                                                                           Page
                                                                                                                 ----
     Item 1:    Business..................................................................................      2 - 24
     Item 2:    Properties................................................................................     24 - 29
     Item 3:    Legal Proceedings.........................................................................          29
     Item 4:    Submission of Matters to a Vote of Security Holders.......................................          29

PART II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.....................          30
     Item 6:    Selected Financial Data...................................................................          31
     Item 7:    Management's Discussion and Analysis of Financial Condition
                    and Results of Operation..............................................................     32 - 51
     Item 7A:   Quantitative and Qualitative Disclosures about Market Risk................................     52 - 53
     Item 8:    Financial Statements and Supplementary Data...............................................    54 - 103
     Item 9:    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................................................         104
     Item 9A:   Controls and Procedures...................................................................         104

PART III
     Item 10:   Directors and Executive Officers of the Registrant........................................   105 - 107
     Item 11:   Executive Compensation....................................................................   108 - 111
     Item 12:   Security Ownership of Certain Beneficial Owners and Management............................   112 - 115
     Item 13:   Certain Relationships and Related Transactions............................................   115 - 117
     Item 14:   Principal Accountant Fees and Services....................................................         118

PART IV
     Item 15:   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   119 - 120

SIGNATURES................................................................................................         121


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




General

         We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for our own account and for outside investors in the energy, financial services, real estate and equipment leasing sectors. As a specialized asset manager, we seek to develop investment vehicles in which outside investors invest along with us and for which we manage the assets acquired, pursuant to long-term management and operating agreements. We limit our investment vehicles to investment areas where we own existing operating companies or have specific expertise. We believe this strategy enhances our return on investment as well as that of our third-party investors. We typically receive an interest in the investment vehicle in addition to the interest resulting from our investment. We managed approximately $2.6 billion in assets at the end of fiscal 2003, as follows:

         o  $516 million of energy assets (20%) (1)
         o  $682 million of real estate assets (27%) (2)
         o  $1.3 billion of financial services assets (51%), (3) and
         o  $63 million of equipment leasing assets (2%) (4)


--------------------

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


         We continued developing our natural gas transportation operations, which we conduct through Atlas Pipeline Partners, L.P., a publicly held (AMEX:
APL) natural gas pipeline master limited partnership of which a subsidiary of ours is the general partner and in which we own a 39% interest. At September 30, 2003, Atlas Pipeline Partners owned approximately 1,400 miles of intrastate gathering systems located in eastern Ohio, western New York and western Pennsylvania, to which approximately 4,200 natural gas wells were connected. In September 2003, Atlas Pipeline Partners entered into an agreement to acquire the Alaska Pipeline Company, LLC, the owner of approximately 354 miles of natural gas gathering systems in the Anchorage, Alaska area.


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





-------------------------
(5) "Mcfe," "Mmcfe" and "Bcfe" mean thousand cubic feet equivalent, million cubic feet equivalent and billion cubic feet equivalent, respectively. Natural gas volumes are converted to barrels, or "Bbls", of oil equivalent using the ratio of six thousand cubic feet, or "Mcf" of natural gas to one Bbl of oil and are stated at the official temperature and pressure bases of the area in which the reserves are located.
(6) "PV-10 value" means, in accordance with SEC guidelines, the estimated future net cash flow to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. This amount is calculated net of estimated production costs and future development costs, using prices and costs in effect as of a specified date, without escalation and without giving effect to non-property or non-production related expenses such as general administrative expenses, debt service or future income tax expense, or to depreciation, depletion and amortization.
(7) "Standardized measure value" means the estimated future net cash flows to be generated from the production of proved reserves less a 10% discount. This amount is calculated using year-end prices, adjusted for only fixed and determinable increases in natural gas prices provided by contractual arrangements. Future net cash flows are reduced by estimated future costs to develop and produce the proved reserves, based on year-end cost levels. See Note 18 to our Consolidated Financial Statements. The difference between this amount and the total PV-10 value is attributable to estimated income taxes.

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

         o We had an acreage position of approximately 431,200 gross (379,000 net) acres, of which 205,400 gross (190,500 net) acres were undeveloped.

         o We owned and operated, either directly or through Atlas Pipeline Partners, approximately 1,600 miles of gas gathering systems and pipelines.

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

         Appalachian Basin Overview. The Appalachian Basin includes the states of Kentucky, Maryland, New York, Ohio, Pennsylvania, Virginia, West Virginia and Tennessee. It is the most mature oil and gas producing region in the United States, having established the first oil production in 1859. In addition, the Appalachian Basin is strategically located near the energy-consuming regions of the mid-Atlantic and northeastern United States which has historically resulted in Appalachian producers selling their natural gas at a premium to the benchmark price for natural gas on the NYMEX.


         According to the Energy Information Administration, a branch of the U.S. Department of Energy, in 2002 there were 22.8 Tcf, of natural gas consumed in the United States which represented approximately 23.9% of the total energy used. The Appalachian Basin accounted for approximately 3.1% of total 2002 domestic natural gas production, or 603 Bcf. At December 31, 2001, there were approximately 137,000 gas wells in the Appalachian Basin which represented approximately 37.3% of the total number of gas wells in the United States. Of those wells, we and our drilling investment partnerships own interests in approximately 5,600 wells, 85% of which we operate.

         Furthermore, according to the Advance Summary 2002 Annual Report published in October 2003 by the Energy Information Administration, Office of Oil and Gas,, the Appalachian Basin holds 10.6 Tcf of economically recoverable reserves, representing approximately 5.7% of total domestic reserves as of December 31, 2002. The raised forecast in August 2003 of World Oil magazine predicted that approximately 5,060 gas wells would be drilled in the Appalachian Basin during 2003, representing approximately 17.1% of the total number of wells to be drilled in the United States, and that the average depth of those 4,600 wells would be approximately 3,200 feet, compared to an estimated average depth of 5,100 feet for nationwide drilling efforts in 2003. The American Petroleum Institute has reported that in recent years the drilling success rate in the Appalachian basin has exceeded 90%. Our success rates have averaged in excess of 95% over the past 15 years.

         Natural Gas and Oil Properties. For information concerning our natural gas and oil properties, including the number of wells in which we have a working interest, production, reserve and acreage information and information concerning future dismantlement, restoration, reclamation and abandonment costs and salvage values, see Item 2, "Properties - Energy."

         Natural Gas Hedging. Pricing for gas and oil production has been volatile and unpredictable for many years. To limit exposure to changing natural gas prices, from time to time we use hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. These hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, we have a committee to assure that all financial trading is done in compliance with our hedging policies and procedures. We do not intend to contract for positions that we cannot offset with actual production.

         FirstEnergy Solutions and other third-party marketers to which we sell gas, such as Colonial Energy, Inc. and UGI Energy Services, also use NYMEX-based financial instruments to hedge their pricing exposure and make price hedging opportunities available to us. These transactions are similar to NYMEX-based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, we limit these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by First Energy Solutions Corporation, Colonial Energy, Inc., UGI Energy Services, and any other third-party marketers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market value.

         Financing Our Drilling Activities. We derive a substantial portion of our capital resources for drilling operations from our sponsored drilling investment partnerships. Accordingly, the amount of development activities we undertake depends upon our ability to obtain investor subscriptions to the partnerships. During fiscal 2003, 2002 and 2001 our drilling investment partnerships invested $68.6 million, $75.5 million and $55.1 million, respectively, in drilling and completing wells, of which we contributed $15.7 million, $19.7 million and $14.3 million, respectively.

         We generally structure our drilling investment partnership so that, upon formation of a partnership, we contribute leaseholds to it, enter into a drilling and well operating agreement with it and become its general or managing partner. As general partner, we typically receive an interest in the partnership's net revenues proportionate to our contributed capital, including the costs of leases contributed, plus a 7% carried interest. Our interests in partnerships formed during the past three fiscal years generally range from 25% to 27% plus the 7% carried interest, a portion of which we subordinate to a preferred return to our partnership investors for the first five years of distributions. We also receive monthly operating fees of approximately $275 per well and monthly administrative fees of $75 per well.

         Pipeline Operations. We conduct our natural gas transportation operations through Atlas Pipeline Partners. At September 30, 2003, Atlas Pipeline Partners owned approximately 1,400 miles of intrastate gathering systems located in eastern Ohio, western New York and western Pennsylvania, to which approximately 4,200 natural gas wells were connected. Atlas Pipeline Partners' gathering systems had an average daily throughput of 52.7 Mmcf , 49.7 Mmcf and 45.1 Mmcf of natural gas in fiscal 2003, 2002 and 2001, respectively. We also directly own approximately 240 miles of natural gas gathering systems in Ohio and Pennsylvania, whose throughputs are not material.

         Atlas Pipeline Partners GP, our indirect wholly owned subsidiary, is the general partner of Atlas Pipeline Partners. On a consolidated basis, it has a 2% interest in Atlas Pipeline Partners. In addition, as of September 30, 2003, we owned 1,641,026 subordinated units of Atlas Pipeline Partners, constituting a 37% interest in it. Atlas Pipeline Partners GP manages the activities of Atlas Pipeline Partners using Atlas America, Inc. a wholly owned subsidiary, personnel who act as its officers and employees.

         Our subordinated units in Atlas Pipeline Partners are a special class of interest under which our right to receive distributions is subordinated to those of the publicly-held common units. The subordination period is scheduled to expire on January 1, 2005 unless certain financial tests specified in the partnership agreement are not met. We expect that these tests will be met. Upon expiration of the subordination period, our subordinated units will convert to an equal number of common units.

         As general partner, we have the right to receive incentive distributions if Atlas Pipeline Partners meets or exceeds its minimum quarterly distribution obligations to the common and subordinated units. The incentive distributions are as follows:

         o of the first $0.10 per unit available for distribution in excess of the $0.42 minimum quarterly distribution, 85% goes to all unit holders (including to us as a subordinated unit holder) and 15% goes to us as a general partner;

         o of the next $0.08 per unit available for distribution, 75% goes to all unit holders and 25% goes to us as a general partner, and

         o after that, 50% goes to all unit holders and 50% goes to us as a general partner.

         We have agreements with Atlas Pipeline Partners that require us to do the following:

         o Pay gathering fees to Atlas Pipeline Partners for natural gas gathered by the gathering systems equal to the greater of $0.35 per Mcf ($0.40 per Mcf in certain instances) or 16% of the gross sales price of the natural gas transported. For the years ended September 30, 2003, 2002 and 2001, these gathering fees averaged $0.75, $0.57 and $0.81 per Mcf, respectively.

         o Connect wells owned or controlled by us that are within specified distances of Atlas Pipeline Partners' gathering systems to those gathering systems.

         o Provide stand-by construction financing to Atlas Pipeline Partners, at its request, for gathering system extensions and additions, to a maximum of $1.5 million per year, until 2005. We have not been required to provide any construction financing under this agreement since Atlas Pipeline Partners' inception.

         We believe that we comply with all the requirements of these agreements.


         On September 16, 2003, Atlas Pipeline Partners entered into an agreement to acquire the Alaska Pipeline Company for $95.0 million. We describe the proposed acquisition in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pending Acquisition." At closing, the seller will enter into various agreements that will require the seller to pay Alaska Pipeline Company a minimum monthly capacity reservation fee and a volume-based transportation fee for 10 years. These agreements also require the seller to provide operational, maintenance and administrative services for five years at a specified fee, subject to inflation-based adjustments in the fourth and fifth contract years.


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


         Major Customers. During fiscal 2003, 2002 and 2001, gas sales to FirstEnergy Solutions accounted for 14%, 13% and 14%, respectively, of our total consolidated revenues.

         Competition. The energy industry is intensely competitive in all of its aspects. Competition arises not only from numerous domestic and foreign sources of natural gas and oil but also from other industries that supply alternative sources of energy. Competition is intense for the acquisition of leases considered favorable for the development of natural gas and oil in commercial quantities. Product availability and price are the principal means of competition in selling oil and natural gas. Many of our competitors possess greater financial and other resources than ours which may enable them to identify and acquire desirable properties and market their natural gas and oil production more effectively than we do. While it is impossible for us to accurately determine our comparative industry position, we do not consider our operations to be a significant factor in the industry. Moreover, we also compete with a number of other companies that offer interests in drilling investment partnerships. As a result, competition for investment capital to fund drilling investment partnerships is intense.

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

         Regulation of Production. The production of natural gas and oil is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All of the states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of natural gas and oil that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

         The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

         Regulation of Transportation and Sale of Natural Gas. While natural gas pipelines generally are subject to regulation by the Federal Energy Regulatory Commission or FERC under the Natural Gas Act of 1938, because Atlas Pipeline Partners' individual gathering systems perform primarily a gathering function, as opposed to the transportation of natural gas in interstate commerce, Atlas Pipeline Partners believes that it is not subject to regulation under the Natural Gas Act. However, Atlas Pipeline Partners delivers a significant portion of the natural gas it transports to interstate pipelines subject to FERC regulation. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act. The Decontrol Act removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

           Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning in 1992, the FERC issued Order No. 636 and a series of related orders to implement its open access policies. As a result of the Order No. 636 program, the marketing and pricing of natural gas have been significantly altered. The interstate pipelines' traditional role as wholesalers of natural gas has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on an open access basis to others who buy and sell natural gas. Although the FERC's orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

         In 2000, the FERC issued Order No. 637 and subsequent orders, which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 revised the FERC's pricing policy by waiving price ceilings for short-term released capacity for a two-year experimental period, and effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting. Most pipelines' tariff filings to implement the requirements of Order No. 637 have been accepted by the FERC and placed into effect. While most major aspects of Order No. 637 have been upheld on judicial review, certain issues such as capacity segmentation and right of first refusal are pending further consideration by the FERC. We cannot predict what action FERC will take on these matters in the future, or whether the FERC's actions will survive further judicial review.

         Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors.

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

         Loan Status - Portfolio Loans. The following table sets forth information about our portfolio loans, classified as portfolio loans on our consolidated balance sheet, grouped by the type of property underlying the loans, as of September 30, 2003 (in thousands):

                                                    Fiscal                 Appraised
                                                     Year    Outstanding   Value of
 Loan                Type of                         Loan       Loan       Property     Cost of     Third Party     Net
Number              Property     Location          Acquired  Receivable(1)  Loan(2)   Investment(3)  Liens(4)   Investment(5)
------              --------     --------          --------  ------------- --------   ------------- ----------- -------------
020 (15)            Office       New Jersey          1996    $  8,822      $  4,700   $  3,300       $  2,258     $   768

035 (09)(10)        Office       Pennsylvania        1997       2,799         2,900      1,846          1,664          96

53 (13)             Office       Washington,         1999     136,918        94,700     71,830         63,354       6,830
                                 DC                          --------      --------   --------       --------     -------

                    Office Total                             $148,539      $102,300   $ 76,976       $ 67,276     $ 7,694
                                                             --------      --------   --------       --------     -------

                    Multi-
022                 family       Pennsylvania        1996    $  6,326      $  5,200   $  2,472       $  3,310     $  (963)
                    Multi-
024                 family       Pennsylvania        1996       3,196         4,300      2,743          2,342         424
                    Multi-
041                 Family       Connecticut         1998      20,974        22,600     14,737         13,312         637
                                                             --------       -------   --------       --------     -------
                    Multifamily Total                        $ 30,496      $ 32,100   $ 19,952       $ 18,964     $    98
                                                             --------      --------   --------       --------     -------

013 (09)(14)        Single User/
                    Commercial   California          1994    $  2,492      $  2,700   $  1,705       $  2,273     $  (543)
                    Single User/
018                 Retail       California          1996       3,403         6,800      2,678          1,969         709
                                                             --------       -------   --------       --------     -------
                    Commercial Total                         $  5,895      $  9,500   $  4,383       $  4,242     $   166
                                                             --------      --------   --------       --------     -------

                    Condo/       Pennsylvania
                    Multifamily                      2001    $    596      $      -   $    596       $      -     $   596
                    Office       Pennsylvania        2003       1,350             -      1,350              -       1,350
                                                             --------      --------   --------       --------     -------
                    Other Total                              $  1,946      $      -   $  1,946       $      -     $ 1,946
                                                             --------      --------   --------       --------     -------

                         Balance as of September 30, 2003    $186,876      $143,900   $103,257       $ 90,482     $ 9,904
                                                             ========      ========   ========       ========     =======

                                [RESTUBBED TABLE]

                                                                                     Company's Net
                                                    Fiscal                            Interest in
                                                     Year            Carried Cost     Outstanding
 Loan                Type of                         Loan                of             Loan
Number              Property     Location          Acquired          Investment(6)   Receivables(7)
------              --------     --------          --------          ------------    --------------
020 (15)            Office       New Jersey          1996             $ 2,322           $  6,564

035 (09)(10)        Office       Pennsylvania        1997                 961              1,135

53 (13)             Office       Washington,         1999              24,331             73,564
                                 DC                                   -------           --------

                    Office Total                                      $27,614           $ 81,263
                                                                      -------           --------

                    Multi-
022                 family       Pennsylvania        1996             $   981           $  3,016
                    Multi-
024                 family       Pennsylvania        1996                 764                854
                    Multi-
041                 Family       Connecticut         1998               7,757              7,662
                                                                      -------           --------
                    Multifamily Total                                 $ 9,502           $ 11,532
                                                                      -------           --------

013 (09)(14)        Single User/
                    Commercial   California          1994             $   122           $    219
                    Single User/
018                 Retail       California          1996               1,221              1,434
                                                                      -------           --------
                    Commercial Total                                  $ 1,343           $  1,653
                                                                      -------           --------

                    Condo/       Pennsylvania
                    Multifamily                      2001             $   596           $    596
                    Office       Pennsylvania        2003               1,361              1,350
                                                                      -------           --------
                    Other Total                                       $ 1,957           $  1,946
                                                                      -------           --------

                         Balance as of September 30, 2003             $40,416           $ 96,394
                                                                      =======           ========

         Loan status - Loans held as FIN 46 Entities' Assets. The following table sets forth information about our portfolio loans, classified as FIN 46 entities assets on our consolidated balance sheet, grouped by the type of property underlying the loans, as of September 30, 2003 (in thousands).


                                                    Fiscal                 Appraised
                                                     Year    Outstanding   Value of
 Loan                Type of                         Loan       Loan       Property     Cost of     Third Party     Net
Number              Property     Location          Acquired  Receivable(1)  Loan(2)   Investment(3)  Liens(4)   Investment(5)
------              --------     --------          --------  ------------- --------   ------------- ----------- -------------
005 (16)            Office       Pennsylvania        1993    $ 11,788      $  1,700   $  1,747       $      -    $  1,747
014 (8)             Office       Washington, DC      1995      22,975        14,300     12,696          5,895       6,209
026 (9)             Office       Pennsylvania        1997      11,380         4,700      2,953          1,961         721
029                 Office       Pennsylvania        1997      10,144         4,075      3,186              -       3,186
044 (11)            Office       Washington, DC      1998     118,446       108,525     85,120         65,661      21,472
049 (12)            Office       Maryland            1998     111,209        99,000     92,328         57,552      32,329
                                                             --------      --------   --------       --------    --------
                    Office Total                             $285,942      $232,300   $198,030       $131,069    $ 65,664
                                                             --------      --------   --------       --------    --------

                    Condo/       North Carolina      1995 &
015                 Multifamily                      1997    $  6,403      $  5,917   $  2,337       $  2,808    $   (663)
                    Condo/       North Carolina      1997         640           498        452              -         452
028                 Multifamily
031                 Multifamily  Connecticut         1997      12,089        12,000      4,788          8,833      (4,587)
032                 Multifamily  New Jersey          1997      14,684        14,300      7,404              -       7,404
050                 Multifamily  Illinois            1998      57,124        24,000     20,014         14,845       4,664
                                                             --------      --------   --------       --------    --------
                    Multifamily Total                        $ 90,940      $ 56,715   $ 34,995       $ 26,486    $  7,270
                                                             --------      --------   --------       --------    --------

                    Single
007 (9)(17)         User/
                    Retail       Minnesota           1993    $  6,045      $  2,300   $  1,490       $  1,706    $   (609)
                    Single
                    User/
017 (9)             Retail       West Virginia       1996       1,705         1,600        904            932         (95)
                                                             --------      --------   --------       --------    ---------
                    Commercial Total                         $  7,750      $  3,900   $  2,394       $  2,638    $   (704)
                                                             --------      --------   --------       --------    ---------

                    Hotel/
025                 CommercialGeorgia                        $  8,919      $ 10,173   $  7,263       $      -    $  6,388
                                                             --------      --------   --------       --------    --------
                    Hotel Total                              $  8,919      $ 10,173   $  7,263       $      -    $  6,388
                                                             --------      --------   --------       --------    --------
                         Balance as of September 30, 2003    $393,551      $303,088   $242,682       $160,193    $ 78,618
                                                             ========      ========   ========       ========    ========

                                [RESTUBBED TABLE]


                                                                                     Company's Net
                                                    Fiscal                            Interest in
                                                     Year            Carried Cost     Outstanding
 Loan                Type of                         Loan                of             Loan
Number              Property     Location          Acquired          Investment(6)   Receivables(7)
------              --------     --------          --------          ------------    --------------
005 (16)            Office       Pennsylvania        1993             $  1,484          $ 11,788
014 (8)             Office       Washington, DC      1995                6,552            17,080
026 (9)             Office       Pennsylvania        1997                1,310             9,419
029                 Office       Pennsylvania        1997                3,002            10,144
044 (11)            Office       Washington, DC      1998               36,650            52,785
049 (12)            Office       Maryland            1998               35,841            53,657
                                                                      --------          --------
                    Office Total                                      $ 84,839          $154,873
                                                                      --------          --------

                    Condo/       North Carolina      1995 &
015                 Multifamily                      1997             $  1,319          $  3,595
                    Condo/       North Carolina      1997                  233               640
028                 Multifamily
031                 Multifamily  Connecticut         1997                  172             3,256
032                 Multifamily  New Jersey          1997               11,249            14,684
050                 Multifamily  Illinois            1998                6,969            42,279
                                                                      --------          --------
                    Multifamily Total                                 $ 19,942          $ 64,454
                                                                      --------          --------

                    Single
007 (9)(17)         User/
                    Retail       Minnesota           1993             $    394          $  4,339
                    Single
                    User/
017 (9)             Retail       West Virginia       1996                  631               773
                                                                      --------          --------
                    Commercial Total                                  $  1,025          $  5,112
                                                                      --------          --------

                    Hotel/
025                 CommercialGeorgia                                 $  7,796          $  8,919
                                                                      --------          --------
                    Hotel Total                                       $  7,796          $  8,919
                                                                      --------          --------
                         Balance as of September 30, 2003             $113,602          $233,358
                                                                      ========          ========

                  The following table reconciles the carried cost of investment for our portfolio loans classified as FIN 46 assets to our consolidated balance at September 30, 2003 (in thousands).

  FIN 46 entities' assets and other assets held for sale..................................    $   222,677
  FIN 46 entities' assets and other liabilities associated with assets held for sale......       (141,473)
  Real estate owned classified as held for sale net of related debt.......................           (665)
  FIN 46 entities' assets.................................................................         78,247
  FIN 46 entities' liabilities............................................................        (45,184)
                                                                                              ------------
  Balance at September 30, 2003...........................................................    $   113,602
                                                                                              ===========

------------
(1) Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest at September 30, 2003.
(2) We generally obtain appraisals on each of the properties underlying our portfolio loans at least once every three years.
(3) Consists of the original cost of our investment, including the amount of any senior lien obligation to which the property remains subject, plus subsequent advances, but excludes the proceeds to us from the sale of senior lien interests or borrower refinancings.

(4)    Represents the amount of the senior lien interests at September 30, 2003.
(5) Represents the unrecovered costs of our investment, calculated as the cash investment made in acquiring the loan plus subsequent advances, less cash received from the sale of a senior lien interest in or borrower refinancing of the loan. Negative amounts represent our receipt of proceeds from the sale of senior lien interests or borrower refinancings in excess of our investment.
(6) Represents the book cost of our investment, including subsequent advances, after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of, the loan, but excludes an allowance for possible losses of $1.4 million. For loans held as FIN 46 entities assets, the carried cost represents the book cost of our investment adjusted to reflect the requirements of FIN 46.
(7) Consists of the amount set forth in the column "Outstanding Loan Receivable" less senior lien interests at September 30, 2003.
(8) The borrower, Washington Properties Limited Partnership, is a limited partnership in which Edward E. Cohen, our Chairman, Chief Executive Officer and President, Daniel G. Cohen, our former President, Chief Operating Officer and director, and Adam Kauffman, the President of Brandywine Construction & Management are equal limited partners.
(9) With respect to loans 7 and 17, A. Kaufman is the general partner of the borrower and, with respect to loan 29, he is the President of the sole general partner of the borrower. With respect to loans 26 and 35, Mr. Kauffman is the sole shareholder of the general partner of the borrower.
(10) The borrower, New 1521 Associates, is a limited partnership formed in 1991. The general partner, New 1521 G.P., Inc., is a corporation of which
       A. Kauffman is the sole shareholder. E. Cohen, and his wife, Betsy Z. Cohen, beneficially own a 49% limited partnership interest in the partnership and A. Kauffman owns a 24.75% limited partnership interest.
(11) The borrower, Evening Star Associates, is a limited partnership in which one of our subsidiaries, Resource Properties, Inc., is the sole shareholder of ES GP, Inc., the sole general partner of the borrower. E. Cohen, B. Cohen, D. Cohen, and S. Schaeffer are limited partners of Evening Star Associates.
(12) The borrower, Commerce Place Associates, LLC, is a limited liability company whose manager is a corporation of which S. Schaeffer, is the sole shareholder, officer and director. Messrs. E. Cohen, D. Cohen, Schaeffer and Kauffman are equal limited partners of an entity, Brandywine Equity Investors, L.P., that owns approximately 30% of the borrower.
(13) Our subsidiary, Resource Press Building Manager, Inc., is the manager of the borrower, Resource/Press Building Realty, LLC.
(14) E. Cohen and B. Cohen beneficially own a 40% limited partnership interest in the borrower, Pasadena Industrial Associates. A. Kauffman is the general partner of the borrower.
(15)   The property is owned by EJGB, LLC, a limited liability company in which
       D. Cohen owns a 94% interest.
(16) The borrower, Granite GEC (Pittsburgh), L.L.C., is a limited liability company. D. Cohen owns 79% of Odessa Real Estate Management, Inc., the assistant managing member of the borrower.
(17)   The borrower, St. Cloud Associates, is a limited partnership of which
       A. Kauffman is the sole general partner.

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


         Accounting for FIN 46 Assets. Subsequent to the adoption of FIN 46 in July 2003, we record the assets, liabilities and operations of certain entities in which we hold loans in our consolidated financial statements. We have classified certain of these entities' assets as held for sale and accordingly show their operations as discontinued in our consolidated financial statements.


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

Credit Facilities and Senior Notes


         Credit Facilities. In July 2002, our principal energy subsidiary, Atlas America, entered into a $75.0 million credit facility administered by Wachovia Bank, National Association. The revolving credit facility is guaranteed by Atlas America's subsidiaries and by us. Credit availability, which is principally based on the value of Atlas America's assets, was $54.2 million at September 30, 2003. Up to $10.0 million of the borrowings under the facility may be in the form of standby letters of credit. Borrowings under the facility are secured by the assets of Atlas America and its subsidiaries, including the stock of Atlas America's subsidiaries and our interests in Atlas Pipeline Partners and its general partner. At September 30, 2003, $31.0 million was outstanding under this facility


         Loans under the facility bear interest at one of the following two rates, at the borrower's election:

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


         The Wachovia credit facility requires Atlas America to maintain specified net worth and specified ratios of current assets to current liabilities and debt to EBITDA, and requires us to maintain a specified interest coverage ratio. In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by us to 50% of our cumulative net income from April 1, 2002 to the date of determination plus $5.0 million. In addition, Atlas America is permitted to repay intercompany debt to us only up to the amount of our federal income tax liability attributable to Atlas America and accrued interest on the our senior notes. The facility terminates in July 2005, when all outstanding borrowings must be repaid. At September 30, 2003, $31.0 million was outstanding under this facility.


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

         o Wachovia Bank's prime rate or

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

                                     General


         Interest rate increases will increase our interest costs under our eight credit facilities. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk." This could have material adverse effects, including reduction of net revenues for our energy, real estate finance and equipment leasing operations.


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

         o costs of, or shortages or delays in the availability of drilling rigs and equipment.

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


         Under our agreements with Atlas Pipeline Partners, we are required to pay transportation fees for natural gas produced by our drilling partnerships and certain unaffiliated producers. Many of our transportation arrangements with our existing drilling partnerships and unaffiliated producers require them to pay us lesser fees than those we pay to Atlas Pipeline Partners. For the years ended September 30, 2003 and 2002, the fees we paid to Atlas Pipeline Partners, net of reimbursements and distributions to us from our general and limited partner interests in it, transportation revenues derived from our natural gas transportation with partnerships we sponsor exceeded the amount we received from producers by $4.5 million and $1.2 million, respectively.


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


         We believe that the likelihood of our being required to pay any claims under any of them is remote under the facts and circumstances pertaining to each of them. An adverse change in these facts and circumstances could cause us to determine that the likelihood that a particular contingency may occur is no longer remote. In that event, we may be required to include all or a portion of the contingency as a liability in our financial statements, which could result in:

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

 Energy


         Production. The following table sets forth the quantities of our natural gas and oil production, average sales prices and average production costs per equivalent unit of production for the periods indicated.

                                             Production                 Average Sales Price        Average Production
                                     ----------------------------     -----------------------           Cost per
Fiscal Year                         Oil (Bbls)        Gas (Mcf)        per Bbl     per Mcf (1)          Mcfe (2)
-----------                         ----------       -----------      ---------    -----------        ----------
2003..........................         160,048        6,966,899         $26.91         $4.92             $0.84
2002..........................         172,750        7,117,276         $20.45         $3.56             $0.82
2001..........................         177,437        6,342,667         $25.56         $5.04             $0.84

---------
(1) Our average sales price before the effects of hedging was $5.08, $3.57 and $5.13 for the fiscal years ending in 2003, 2002 and 2001, respectively.

(2) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

         Productive wells. The following table sets forth information as of September 30, 2003 regarding productive natural gas and oil wells in which we have a working interest:

                                                                                      Number of Productive Wells
                                                                                      --------------------------
                                                                                      Gross (1)          Net (1)
                                                                                      ----------         --------
Oil wells.....................................................................               331              272
Gas wells.....................................................................             4,324            2,338
                                                                                   -------------    -------------
                                                                                           4,655            2,610
                                                                                   =============    =============

---------
(1) Includes our equity interest in wells owned by 84 drilling investment partnerships for which we serve as general partner and various joint ventures. Does not include our royalty or overriding interests in 619 other wells that we do not operate.

         Developed and Undeveloped Acreage. The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of September 30, 2003. The information in this table includes our equity interest in acreage owned by drilling investment partnerships sponsored by us.

                                                          Developed Acreage                    Undeveloped Acreage
                                                    --------------------------              -------------------------
                                                       Gross            Net                    Gross          Net
                                                    ----------      ----------              -----------    ----------
  Arkansas......................................         2,560             403                        -             -
  Kansas........................................           160              20                        -             -
  Kentucky......................................           924             462                   12,106         6,053
  Louisiana.....................................         1,819             206                        -             -
  Mississippi...................................            40               3                        -             -
  Montana.......................................             -               -                    2,650         2,650
  New York......................................        20,236          15,417                   12,004        12,004
  North Dakota..................................           639              96                        -             -
  Ohio..........................................       115,709          96,600                   41,498        37,989
  Oklahoma......................................         4,323             468                        -             -
  Pennsylvania..................................        73,784          73,701                  126,277       126,277
  Texas.........................................         4,520             329                        -             -
  West Virginia.................................         1,078             539                   10,806         5,403
  Wyoming.......................................             -               -                       80            80
                                                    ----------      ----------               ----------    ----------
                                                       225,792         188,244                  205,421       190,456
                                                    ==========      ==========              ===========    ==========

         The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have terms that vary from less than one year to five years. We paid rentals of approximately $386,300 in fiscal 2003 to maintain our leases.


         We believe that we hold good and indefeasible title to our producing properties, in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination and we perform curative work on defects that we deem significant. We have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.


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


         Drilling activity. The following table sets forth information with respect to the number of wells on which we have completed drilling during the periods indicated, regardless of when drilling was initiated.



                                   Exploratory Wells                                     Development Wells
                       --------------------------------------               ----------------------------------------
                         Productive                  Dry                      Productive                    Dry
                       --------------           -------------               --------------             -------------
Fiscal Year            Gross      Net           Gross     Net               Gross     Net              Gross     Net
-----------            -----      ---           -----     ---               -----    -----             -----    ----
2003.............          -       -               -       -                295.0    92.9                1      .33
2002.............          -       -               -       -                246.0    78.7                6     2.00
2001.............          -       -             1.0     .18                256.0    76.6                1      .27


         Natural gas sales. We have a natural gas supply agreement with FirstEnergy Solutions Corp. for a 10-year term which began on April 1, 1999. Subject to certain exceptions, FirstEnergy Solutions has a last right of refusal to buy all of the natural gas produced and delivered by us and our affiliates, including our drilling investment partnerships, at certain delivery points with the facilities of:

         o East Ohio Gas Company, National Fuel Gas Distribution, Columbia of Ohio, and Peoples Natural Gas Company, which are local distribution companies; and

         o National Fuel Gas Supply, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company, and Texas Eastern Transmission Company, which are interstate pipelines.

         FirstEnergy Solutions is the marketing affiliate of FirstEnergy Corp. (NYSE: FE), a large regional electric utility based in Akron, Ohio.

         The agreement established an indexed price formula for each of the delivery points during an initial period of one or two years, and requires the parties to negotiate a new pricing arrangement at each delivery point for subsequent periods. If, at the end of any applicable period, the parties cannot agree to a new price for any delivery point, then we may solicit offers from third-parties to buy the natural gas for that delivery point. If FirstEnergy Solutions does not match this price, then we may sell the natural gas to the third-party. This process is repeated at the end of each contract period which is usually one year. For example, during the period April 1, 2000 through March 31, 2001, we sold natural gas delivered to National Fuel Gas Supply to other entities under this process. In order to hedge our gas prices over a longer period of time, we recently agreed upon prices with FirstEnergy Solutions that will be effective through March 2005. We will market the remainder of our natural gas, which is primarily located in the Fayette County area, primarily to Colonial Energy, Inc. and UGI Energy Services, and possibly others, for the period ending March 31, 2004.

         Our pricing arrangements with FirstEnergy Solutions and the other third-parties are tied to the NYMEX monthly futures contract price, which is reported daily in the Wall Street Journal. The total price received for gas is a combination of the monthly NYMEX futures price plus a fixed basis.

         The agreement with FirstEnergy Solutions may be suspended for force majeure, which means generally such things as an act of God, fire, storm, flood, and explosion, but also includes the permanent closing of the factories of Carbide Graphite or Duferco Farrell Corporation during the term of FirstEnergy Solutions' agreements to sell natural gas to them. If these factories were closed, however, we believe that FirstEnergy Solutions would be able to find alternative purchasers and would not invoke the force majeure.

         We expect that natural gas produced from wells drilled in areas of the Appalachian Basin other than described above will be primarily tied to the spot market price and supplied to:

         o gas marketers;
         o local distribution companies;
         o industrial or other end-users; and/or
         o companies generating electricity.

         Crude oil sales. Crude oil produced from our wells flows directly into storage tanks where it is picked up by the oil company, a common carrier, or pipeline companies acting for the oil company which is purchasing the crude oil. Unlike natural gas, crude oil does not present any transportation problem. We anticipates selling any oil produced by our wells to regional oil refining companies at the prevailing spot market price for Appalachian crude oil in spot sales.

         Natural Gas and Oil Reserves. The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas and oil reserves and future net revenues of natural gas and oil reserves upon reports prepared by Wright & Company, Inc. In accordance with SEC guidelines, we make the standardized and pre-tax PV-10 estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following weighted average prices:


                                                                                    Years Ended September 30,
                                                                             ------------------------------------
                                                                               2003           2002          2001
                                                                             --------       --------       ------
  Natural gas (per Mcf)...............................................       $  4.96        $  3.80        $  3.81
  Oil (per Bbl).......................................................       $ 26.00        $ 26.76        $ 19.60

         Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of our consultants, Wright & Company. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those estimated by Wright & Company in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated pre-tax PV-10 values as representative of the fair market value of our proved natural gas and oil properties. PV-10 values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.


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


                                                                                Proved Natural Gas and Oil Reserves
                                                                                -----------------------------------
                                                                                          At September 30,
                                                                                -----------------------------------
                                                                                   2003         2002         2001
                                                                                 --------    ----------    --------
  Natural gas reserves (Mmcf):
    Proved developed reserves..............................................        87,760         83,996     80,249
    Proved undeveloped reserves............................................        45,533         39,226     37,868
                                                                                 --------   ------------   --------
    Total proved reserves of natural gas...................................       133,293        123,222    118,117
                                                                                 ========   ============   ========

  Oil reserves (Mbbl):
    Proved developed reserves..............................................         1,825          1,846      1,735
    Proved undeveloped reserves............................................            30             32         66
                                                                                 --------   ------------   --------
    Total proved reserves of oil...........................................         1,855          1,878      1,801
                                                                                 ========   ============   ========

    Total proved reserves (Mmcfe)..........................................       144,423        134,490    128,923
                                                                                 ========   ============   ========

  Standardized measure of discounted future cash flows
    (in thousands).........................................................      $144,335   $    104,126   $ 98,712
                                                                                 ========   ============   ========
  Pre-tax PV-10 estimate of cash flows of proved reserves
    (in thousands):
    Proved developed reserves..............................................      $164,617   $    120,260   $109,288
    Proved undeveloped reserves............................................        26,802         12,209     17,971
                                                                                 --------   ------------   --------
    Total pre-tax PV-10 estimate...........................................      $191,419   $    132,469   $127,259
                                                                                 ========   ============   ========


         Dismantlement, Restoration, Reclamation and Abandonment Costs. When we determine that a well is no longer capable of producing natural gas or oil in economic quantities, we must dismantle the well and restore and reclaim the surrounding area before we can abandon the well. We contract these operations to independent service providers to whom we pay a fee, currently averaging approximately $7,700 per well. The contractor will also salvage the equipment on the well, which we then sell in the used equipment market. Our proceeds from the sales of salvaged equipment currently range between $6,900 and $11,000 per well. Under the partnership agreements of our drilling investment partnerships, which own substantially all of our wells, we are allocated abandonment costs in proportion to our partnership interest (generally between 27% and 33%) and are allocated between 66% and 100% of the salvage proceeds. As a consequence, we generally receive revenues from salvaged equipment at least equal to, and typically exceeding, our share of the related costs. See Note 2 of the notes to Consolidated Financial Statements, "Asset Retirement Obligations."


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

                                                                                                   High             Low
                                                                                                 ---------       ---------
Fiscal 2003
-----------
Fourth Quarter.............................................................................      $   12.50       $    9.79
Third Quarter..............................................................................      $   11.04       $    7.86
Second Quarter.............................................................................      $    9.50       $    7.52
First Quarter..............................................................................      $    9.50       $    7.26

Fiscal 2002
-----------
Fourth Quarter.............................................................................      $   11.24       $    7.48
Third Quarter..............................................................................      $   11.65       $    9.78
Second Quarter.............................................................................      $   11.24       $    8.22
First Quarter..............................................................................      $    9.80       $    7.89

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

                                                                  As of and for the Years Ended September 30,
                                                    -------------------------------------------------------------------------
                                                         2003           2002           2001           2000          1999
                                                     ------------   ------------   ------------   ------------  ------------
                                                                     (in thousands, except per share data)
Income statement data:
Revenues:
   Energy.........................................   $   105,262      $  97,912     $   94,806     $   70,552    $   55,093
   Real estate finance............................        14,335         16,582         16,899         18,649        45,907
   Leasing........................................         4,071          1,246          1,066              -             -
   Equity in earnings in Trapeza entities.........         1,444            185              -              -             -
   Interest, dividends, gains and other...........         7,417          5,459          6,222         11,460         8,525
                                                     -----------      ---------     ----------     ---------    ----------
     Total revenues...............................   $   132,529      $ 121,384     $  118,993     $  100,661    $  109,525
                                                     ===========      =========     ==========     ==========    ==========

Income from continuing operations before
   income taxes and cumulative effect of
   change in accounting principle.................   $    14,330      $  11,772     $   20,410     $    7,882    $   35,775
Provision for income taxes........................         4,586          3,414          6,327          2,401        11,262
                                                     -----------      ---------     ----------     ----------    ----------
Income from continuing operations before
   cumulative effect of change in accounting
   principle......................................   $     9,744      $   8,358     $   14,083     $    5,481    $   24,514
                                                     ===========      =========     ==========     ==========    ==========
   Net (loss) income..............................   $    (2,915)     $  (3,309)    $    9,829     $   18,165    $   18,460
                                                     ===========      =========     ==========     ==========    ==========

Net (loss) income per common share-basic:
From continuing operations before cumulative
   effect of change in accounting principle.......   $       .57     $      .48     $      .78     $      .24   $      1.10
                                                     ===========      =========     ==========     ==========    ==========

   Net (loss) income per common share-basic.......   $      (.17)    $     (.19)    $      .55     $      .78   $       .83
                                                     ===========      =========     ==========     ==========    ==========

Net (loss) income per common share-diluted:
From continuing operations before cumulative
   effect of change in accounting principle.......   $       .55     $      .47     $      .76     $      .23    $     1.07
                                                     ===========      =========     ==========     ==========    ==========

   Net (loss) income per common share-diluted.....   $      (.17)    $     (.19)    $      .53     $      .76    $      .81
                                                     ===========      =========     ==========     ==========    ==========

Cash dividends per common share...................   $       .13     $      .13     $      .13     $      .13    $      .13
                                                     ===========      =========     ==========     ==========    ==========

Balance sheet data:
Total assets......................................   $   670,782     $  467,498     $  466,464     $  507,831    $  540,132
Long-term debt (including current maturities).....   $   133,167     $  153,089     $  150,131     $  134,932    $  234,028
FIN 46 entities' liabilities......................   $   186,657     $        -     $        -     $        -    $        -
Stockholders' equity..............................   $   227,454     $  233,539     $  235,459     $  281,215    $  263,789

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

         The following tables set forth the percentages of revenues and assets allocable to each of our four principal businesses for the periods indicated:

                   Revenues as a Percent of Total Revenues (1)

                                                                                      Year Ended September 30,
                                                                             ---------------------------------------
                                                                                 2003           2002         2001
                                                                             ------------    ----------    ---------
    Energy...............................................................         79%            81%          80%
    Real estate finance..................................................         11%            14%          14%
    Leasing..............................................................          3%             1%           1%
    Financial services (Trapeza).........................................          1%             -            -

                     Assets as a Percent of Total Assets (2)

                                                                                 As of September 30,
                                                                             ------------------------
                                                                                2003          2002
                                                                             ----------    ----------
    Energy...............................................................        35%           41%
    Real estate finance..................................................        55%           44%
    Leasing..............................................................         2%            2%
    Financial services (Trapeza).........................................         1%            1%

--------
(1) The balance (6% in 2003, 4% in 2002 and 5% in 2001) is attributable to revenues derived from corporate assets not attributable to a specific industry segment.
(2) The balance (7% in 2003 and 12% in 2002) is attributable to corporate assets not attributable to a specific industry segment.

Results of Operations:  Energy

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil sales, and production costs per Mcfe for our energy operations during fiscal 2003, 2002 and 2001:

                                                                                      Years Ended September 30
                                                                             -----------------------------------------
                                                                                 2003           2002           2001
                                                                             ------------    ----------     ----------
                                                                                           (in thousands)
  Revenues:
    Production.............................................................   $   38,639      $  28,916      $  36,681
    Well drilling..........................................................       52,879         55,736         43,464
    Well services..........................................................        7,843          7,871          8,946
    Transportation.........................................................        5,901          5,389          5,715
                                                                              ----------      ---------      ---------
                                                                              $  105,262      $  97,912      $  94,806
                                                                              ==========      =========      =========

  Costs and expenses:
    Production.............................................................   $    6,770      $   6,693      $   6,185
    Exploration............................................................        1,715          1,571          1,661
    Well drilling..........................................................       45,981         48,443         36,602
    Well services..........................................................        3,916          3,938          4,151
    Transportation.........................................................        2,444          2,052          2,001
    Non-direct.............................................................        6,389          6,883          9,376
                                                                              ----------      ---------      ---------
                                                                              $   67,215      $  69,580      $  59,976
                                                                              ==========      =========      =========


                                                                                      Years Ended September 30
                                                                             ----------------------------------------
                                                                                 2003           2002          2001
                                                                             ------------    ----------    ----------
  Revenues (in thousands):
    Gas (1)................................................................    $  34,276      $  25,359      $  31,945
    Oil....................................................................    $   4,307      $   3,533      $   4,535

  Production volumes:
    Gas (Mcf/day) (1) (2)..................................................       19,087         19,499         17,377
    Oil (Bbls/day).........................................................          438            473            486

  Average sales prices:
    Gas (per Mmcf) (2).....................................................    $    4.92      $    3.56      $    5.04
    Oil (per Bbl)..........................................................    $   26.91      $   20.45      $   25.56

  Production costs (3):
    As a percent of sales..................................................           18%            23%            17%
    Per Mcfe...............................................................    $     .84      $     .82      $     .84

-------------------
(1)    Excludes sales of residual gas and sales to landowners.
(2) Our average sales price before the effects of hedging was $5.08, $3.57 and $5.13 for the years ended 2003, 2002 and 2001, respectively.
(3) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

         Our well drilling revenues and expenses represent the billings and costs associated with the completion of 282, 242 and 234 net wells for drilling investment partnerships sponsored by Atlas America in fiscal 2003, 2002 and 2001, respectively. The following table sets forth information relating to these revenues and costs and expenses during the periods indicated:

                                                                                         Years Ended September 30,
                                                                               ----------------------------------------
                                                                                  2003            2002            2001
                                                                                 ------          ------           -----
                                                                                             (in thousands)
Average drilling revenue per well.........................................     $      187      $      230       $      186
Average drilling cost per well............................................            163             200              156
                                                                               ----------      ----------       ----------
Average drilling gross profit per well....................................     $       24      $       30       $       30
                                                                               ==========      ==========       ==========
Gross profit margin.......................................................     $    6,898      $    7,293       $    6,862
                                                                               ==========      ==========       ==========
Gross margin percent......................................................             13%             13%              16%
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


         Our well drilling gross margin was $6.9 million in the year ended September 30, 2003, a decrease of $395,000 (5%) from $7.3 million in the year ended September 30, 2002. During the period, our average cost per well decreased because we drilled many of them to a shallower formation and, in certain areas where we have become more active, many of our wells either have not required fracture stimulation or have needed less equipment than wells we have drilled in prior years. Since our drilling contracts are on a "cost plus" basis (typically cost plus 15%), a decrease in our average cost per well also results in a decrease in our average revenue per well. On the other hand, the decrease in our average cost per well allowed us to drill more wells with the funds available. In addition, it should be noted that "Liabilities associated with drilling contracts" includes $14.1 million of funds raised in our drilling investment partnerships in fiscal 2003 that had not been applied to drill wells as of September 30, 2003 due to the timing of drilling operations, and thus had not been recognized as well drilling revenues. We expect to recognize this amount as income in fiscal 2004. Because we raised $40.0 million in the first quarter of fiscal 2004 alone, we anticipate drilling revenues and related costs to be substantially higher than in fiscal 2003.


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

         Our transportation revenues, which are derived from arrangements with the drilling investment partnerships we sponsor, increased $512,000 (10%) in fiscal 2003 to $5.9 million from $5.4 million in fiscal 2002. The increase was a result of a 6% increase in natural gas volumes transported by Atlas Pipeline Partners and an increase in the average prices received for the natural gas transported, upon which the fees chargeable under a portion of our transportation arrangements are based in fiscal 2003 as compared to fiscal 2002.


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


         Our well drilling gross margin was $7.3 million in fiscal 2002, an increase of $431,000 (6%) from $6.9 million in fiscal 2001 due to an increase in the number of wells drilled ($241,000) and the gross profit per well ($190,000), during fiscal 2002 as compared to fiscal 2001. Both the average revenue and cost per well which are affected by changes in oil and gas prices and competition for drilling equipment and services increased $44,000 in fiscal 2002 as compared to fiscal 2001. Demand for drilling equipment and services increased in the fiscal year ended September 30, 2002 as compared to fiscal 2001 as a result of increases in the prices obtainable for natural gas in fiscal 2001, resulting in an increase in the cost to us of obtaining such equipment and services. In fiscal 2002, we changed the structure of our drilling contracts to a cost-plus basis from a turnkey basis. Cost-plus contracts protect us in an inflationary environment while limiting our profit margin.

         Our well services revenues increased $182,000 (2%) in fiscal 2002 to $7.6 million as compared to $7.4 million in fiscal 2001 primarily as a result of an increase in fee income due to an increase in the number of wells we operate. Our well service expenses were $3.7 million in fiscal 2002, an increase of $786,000 (27%) from $3.0 million in fiscal 2001. The increase in fiscal 2002 resulted from a closer allocation of direct costs associated with our well services activities.

         Our transportation revenues, which derive from arrangements with the drilling investment partnerships we sponsor, decreased $326,000 (6%) in fiscal 2002 to $5.4 million from $5.7 million in fiscal 2001. The decrease was a result of a decrease in the average prices received for natural gas transported by our pipelines, as a portion of our transportation contracts are based on the price of the gas transported..

         We sold our gas marketing operation in fiscal 2000, and while we maintained a small in-house gas marketing operation in 2001, we reduced our activities in this area to an immaterial amount in fiscal 2002.

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

Results of Operations:  Real Estate Finance

         During fiscal 2003, 2002 and 2001, our real estate finance operations were affected by three principal trends or events:

         o We determined to selectively resolve the loans in our existing portfolio through repayments, sales, refinancings, restructurings and foreclosures.

         o In fiscal 2002 to seek growth in our real estate business through the sponsorship of real estate investment partnerships in which we are also an investor.

         o In fiscal 2003, we adopted FIN 46.

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

         The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                                         Years Ended September 30,
                                                                              --------------------------------------------
                                                                                  2003             2002            2001
                                                                              ------------     ------------    -----------
                                                                                             (in thousands)
Revenues:
    Interest on loans......................................................    $    6,103       $    9,907      $    9,251
    Accreted discount (net of collection of interest) on loans.............         1,962            3,212           5,923
    Gains on resolutions of loans and loan payments in excess
       of the carrying value of loans......................................         1,024            2,398           1,612
    Fee income from sponsorship of partnerships............................         3,062                -               -
    Rental income from properties..........................................           997              611             442
    FIN 46 revenues........................................................           948                -               -
    Equity in earnings (loss) of equity investees..........................           239              454            (329)
                                                                               ----------       ----------      ----------
                                                                               $   14,335       $   16,582      $   16,899
                                                                               ==========       ==========      ==========

Cost and expenses:
    Real estate general and administrative.................................    $    3,880       $    2,423      $    1,504
    Rental expense from properties.........................................           854                -               -
    FIN 46 expenses........................................................           730                -               -
                                                                               ----------       ----------      ----------
                                                                               $    5,464       $    2,423      $    1,504
                                                                               ==========       ==========      ==========


Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         Revenues from our real estate finance operations decreased $2.3 million (14%) from $16.6 million in fiscal 2002 to $14.3 million in fiscal 2003. We attribute these changes to the following:

         o A decrease in interest income and accreted discount of $5.1 million (38%) in fiscal 2003 as compared to fiscal 2002, primarily resulting from the following:

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

         o A decrease of $1.4 million (57%) in gains on resolutions of loans and loan payments in excess of carrying value in fiscal 2003 as compared to fiscal 2002, resulting primarily from the following:

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

         o An increase of $3.1 million in fee income in fiscal 2003, as compared to fiscal 2002. This increase resulted primarily from fees we earned for services provided to the real estate investment partnership which we sponsored. These fees relate to the purchase and third party financing of four partnership properties. We anticipate earning additional fees from this partnership and any future real estate investment partnerships which we may sponsor.

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

         Costs and expenses of our real estate finance operations increased $3.0 million (126%) from $2.4 million in fiscal 2002 to $5.4 million in fiscal 2003. Primarily resulting from the following:

         o An increase in wages and benefits of $532,000 due to the addition of personnel in connection with of our sponsorship and management of our real estate investment partnerships.

         o An increase in insurance and professional services fees of $716,000 due to an increase in insurance rates in general and additional activity associated with the management of our loan portfolio and investment partnership.

         o Rental property expenses represent expenses associated with two properties which we acquired in fiscal 2003 through foreclosure.

         o FIN 46 expenses associated with 14 real estate entities consolidated upon adoption on July 1, 2003 of FIN 46 (see Note 3 to our consolidated financial statements).

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

         o An increase of $783,000 in our equity earnings in one real estate joint venture in which we own a 50% equity interest.

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

         The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in our equipment leasing operations during the periods indicated:

                                                                                        Years Ended September 30,
                                                                              --------------------------------------------
                                                                                  2003           2002              2001
                                                                              ------------    -----------       ----------
                                                                                             (in thousands)
Revenues:
    Partnership management.................................................    $    3,416       $      954      $    1,066
    Leasing................................................................           491              262               -
    Other..................................................................           164               30               -
                                                                               ----------       ----------      ----------
                                                                               $    4,071       $    1,246      $    1,066
                                                                               ==========       ==========      ==========

Costs and expenses.........................................................    $    5,883       $      745      $      695
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

Results of Operations:  Other Revenues, Costs and Expenses

         Our interest, dividends, gains and other income was $7.4 million in fiscal 2003, an increase of $1.9 million (36%) as compared to $5.5 million in fiscal 2002. The following table sets forth information relating to interest and other income during the periods indicated:

                                                                                       Years Ended September 30,
                                                                              -----------------------------------------
                                                                                  2003           2002           2001
                                                                              -----------     ----------    -----------
                                                                                            (in thousands)
Dividend income...........................................................     $    2,628      $    3,276    $    2,170
Interest income...........................................................            671           1,242         3,199
Gains on sale of RAIT shares..............................................          4,036               -             -
Other.....................................................................             82             941           853
                                                                               ----------      ----------    ----------
                                                                               $    7,417      $    5,459    $    6,222
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

         We own 39% of the partnership interests in Atlas Pipeline Partners through both our general partner interest and the subordinated units we received at the closing of Atlas Pipeline Partners' public offering. During the year ended September 30, 2003, our ownership interest in Atlas Pipeline decreased from 51% to 39% as the result of the completion by Atlas Pipeline of an offering of limited partner common units. Because we control the operations of Atlas Pipeline Partners, we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline Partners earnings was $4.4 million for the year ended September 30, 2003, as compared to $2.6 million for the twelve months September 30, 2002, an increase of $1.8 million (70%). This increase was the result of an increase in Atlas Pipeline Partners' net income principally caused by increases in transportation volumes and rates received and the increase in the percentage interest of common unitholders. Atlas Pipeline Partners' transportation rates vary, to a significant extent, with the price of natural gas which, on average, was higher in fiscal 2003 than fiscal 2002.


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

         Our effective tax rate decreased to 29% in fiscal 2002 as compared to 31% in fiscal 2001 as a result of differences between book and taxable income related to permanently non-deductible goodwill amortization and excess employee remuneration in 2001 and an increase in 2002 in statutory depletion, which were partially offset by an increase in 2002 in state income taxes.


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


         FIN 46 is applicable to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds an interest that it acquired before February 1, 2003, FIN 46 is applicable for financial statements issued for the first period ending after December 15, 2003. For any VIEs that must be consolidated under FIN 46, the assets, liabilities and non-controlling interest of the VIE are initially measured at their carrying amounts, as defined in FIN 46, with any difference between the net amount added to the balance sheet and the value at which the primary beneficiary carried its interest in the VIE prior to the adoption of FIN 46 being recognized as a cumulative effect of a change in accounting principle. If determining the carrying amounts is not practicable, the fair value at the date of adoption may be used to measure the assets, liabilities and non-controlling interests of the VIE. We have determined that it was not practicable to determine the carrying values of the VIE's as of the date of the qualifying event and accordingly, have used the fair values at the date of adoption, July 1, 2003.


         As encouraged by the pronouncement, we early-adopted FIN 46 on July 1, 2003. Consequently, certain entities relating to our real estate finance business have been consolidated in its financial statements for the first time. Several factors that distinguish these entities from others included in our consolidated statements follow:

         o The assets and liabilities, revenues and expenses of the consolidated VIEs are included in our financial statements. The investments in real estate loans and accreted interest income thereon, which were our variable interests in the VIEs, have been removed from the financial statements.

         o We consolidated the VIEs because we determined that we were the primary beneficiary of these entities within the meaning of FIN 46.

         o The assets and liabilities of the VIEs that are now included in our consolidated financial statements are neither our assets nor our liabilities. Liabilities of the VIE can only be satisfied from the VIE's assets, not our assets, nor can we use the VIE's assets to satisfy our obligations.

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

                                                                                        Years Ended September 30,
                                                                              ------------------------------------------
                                                                                  2003           2002           2001
                                                                              -----------     -----------   ------------
                                                                                            (in thousands)
Provided by continuing operations.........................................     $    43,007     $     6,467   $    19,058
Used in investing activities..............................................         (13,978)        (24,504)      (28,020)
Used in financing activities..............................................          (8,012)         (3,477)      (58,385)
Used in discontinued operations...........................................          (5,624)         (1,398)       (1,112)
                                                                               ------------    ------------  ------------
Increase (decrease) in cash and cash equivalents..........................     $    15,393     $   (22,912)  $   (68,459)
                                                                               ===========     ============  ============

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

         Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. Net cash provided by operating activities increased $36.5 million in fiscal 2003, as compared to fiscal 2002, primarily due to the following:

         o Operating assets and liabilities increased $28.4 million primarily as a result of an increase in deferred revenues on drilling contracts at September 30, 2003 as compared to September 30, 2002, due to the timing of investor funds raised and the subsequent use of those funds in our drilling programs.

         o Gas and oil production revenues increased $9.7 million primarily attributable to a 38% increase in the average price we received for our natural gas production.

         o Offsetting these increases in operating cash flow was a decrease in collections of interest of $4.1 million associated with our real estate finance segment due in part to our adoption of FIN 46.

         Cash flows from investing activities. Net cash used in our investing activities decreased $10.5 million in fiscal 2003 as compared to fiscal 2002, primarily due to the following:

         o A realization of net proceeds of $12.0 million from sale of RAIT shares in fiscal 2003 as compared to a use of $1.9 million to acquire RAIT shares in fiscal 2002.

         o A decrease of $13.9 million in investments in real estate loans and real estate in fiscal 2003 as compared to 2002.

         o A decrease of $4.6 million in cash spent on other assets due principally to investments with the commencement of the Trapeza entities and our equipment leasing operation in fiscal 2002,

         o Offsetting these items was a decrease of $15.2 million in principal payments on notes receivable and proceeds from sale of assets.

         o An increase in capital expenditures of $6.6 million associated with the expansion of our energy operations.

         Cash flows from financing activities. Net cash used in our financing activities increased $4.5 million in fiscal 2003 as compared to fiscal 2002, primarily due to the following

         o An increase in net repayments of debt of $28.3 million in fiscal 2003 as compared to fiscal 2002.

         o An increase in purchases of treasury stock of $3.1 million in fiscal 2003 as compared to fiscal 2002.

         o Offsetting these increases were net proceeds of $25.2 million from Atlas Pipeline's public offering in fiscal 2003.

         o An increase in proceeds from issuance of stock of $2.9 million in fiscal 2003 as compared to fiscal 2002.

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

         o The timing of investor funds raised and the subsequent use of those funds in our drilling activities decreased operating cash flow by $14.0 million in fiscal 2002 as compared to fiscal 2001. A larger amount of funds were received at September 30, 2001, but not spent on our drilling activities until fiscal 2002.

         o Prepaid expenses by our equipment leasing operations increased $1.9 million in fiscal 2002 compared to fiscal 2001. This increase was attributable to costs incurred by us which are reimbursable from a public partnership that is currently in its offering stage, depending upon the funds raised by that partnership.

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

Pending Acquisition


         As described in Note 16 to our consolidated financial statements, Atlas Pipeline Partners has agreed to acquire Alaska Pipeline Company for $95.0 million. The acquiring entity will be a special purpose vehicle, or SPV, created by Atlas Pipeline Partners. Atlas Pipeline Partners anticipates that expenses in connection with the transaction will be approximately $4.0 million. The acquisition is contingent upon the satisfaction of certain conditions, principally the approval of the transaction by the Regulatory Commission of Alaska and the expiration of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act. The Hart-Scott-Rodino waiting period terminated in January 2004. If, as we believe will be the case, Atlas Pipeline Partners obtains these approvals and consummates the transaction, it intends to fund the acquisition price and expenses as follows:

         o Atlas Pipeline Partners will invest $24.4 million in common equity of the SPV. It will fund this investment by borrowing all of the $20.0 million available under its existing credit facility and through $4.4 million of advances from us.

         o Friedman, Billings, Ramsey Group, Inc. has committed to make a $25.0 million preferred equity investment the SPV which will be jointly owned by FBR and Atlas Pipeline Partners.

         o The SPV has received a commitment for a $50.0 million credit facility to be administered by Wachovia Bank. It will borrow $50.0 million under this facility.

         All of this funding will be consolidated in our financial statements as indebtedness. Atlas Pipeline Partners may seek to replace or repay the funding from FBR and some portion of either or both of the Wachovia Bank credit facilities with equity capital obtained through an offering of Atlas Pipeline Partners' common units. If Atlas Pipeline Partners determines not to make an offering of our common units or seek other alternative financing, the debt and preferred equity financings will remain in place. Although the continuation of these financings may reduce our capacity for further borrowing and reduce the amount of cash from operations that would otherwise be available from the combination of Atlas Pipeline Partners' operations with those of Alaska
Pipeline Company, we believe that our remaining liquidity and capital resources would be more than sufficient to meet our post-acquisition operational needs.


Changes in Prices and Inflation


         Our revenues, the value of our assets, our ability to obtain bank loans or additional capital on attractive terms and our ability to finance our drilling activities through drilling investment partnerships have been and will continue to be affected by changes in oil and gas prices. Natural gas and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. During fiscal 2003, we received an average of $4.92 per Mcf of natural gas and $26.91 per Bbl of oil as compared to $3.56 per Mcf natural gas and $20.45 per Bbl oil in fiscal 2002 and $5.04 per Mcf and $25.56 per Bbl of oil in fiscal 2001.


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
                                               ===========      ===========        ===========       ===========       =========


                                                                           Amount of Commitment Expiration Per Period
                                                                                         (in thousands)
                                                                ------------------------------------------------------------------
                                                                  Less than            1 - 3             4 - 5          After 5
   Other commercial commitments:                   Total            1 Year             Years             Years           Years
                                              --------------    --------------    ---------------    ------------    -------------
   Lines of credit........................     $         -      $         -        $          -       $        -      $        -
   Standby letters of credit..............           1,945            1,275                 420              250               -
   Guarantees.............................           1,161            1,161                                    -               -
   Standby replacement commitments........           6,363            1,732               4,631                -               -
   Other commercial commitments...........         257,090            3,211              62,398           66,033         125,448
                                               -----------      -----------        ------------       ----------      ----------
   Total commercial commitments...........     $   266,559      $     7,379        $     67,449       $   66,283      $  125,448
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

Energy


         Interest Rate Risk. At September 30, 2003, the amount outstanding under our credit facility had decreased to $31.0 million from $43.7 million at September 30, 2002. The weighted average interest rate for this facility decreased from 3.86% at September 30, 2002 to 2.90% at September 30, 2003 due to a decrease in market index rates used to calculate the facility's interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net income would change by approximately $61,000.

         Commodity Price Risk. Our major market risk exposure in commodities is fluctuating prices for our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for many years. To limit our exposure to changing natural gas prices we use hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for expected production volumes. This allows us to forecast future earnings within a predictable range.

         We do not hold or issue derivative instruments for trading purposes. Historically, we have entered into financial hedging activities for a portion of our projected natural gas production. We recognize gains and losses from the settlement of these hedges in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when we deliver the associated natural gas. We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. Net losses relating to these hedging contracts in fiscal 2003, 2002 and 2001 were $1.1 million, $59,000 and $599,000, respectively. We had no open hedge transactions in place as of September 30, 2003.

         In addition, FirstEnergy Solutions and other third party marketers to which we sell gas, also use financial hedges to hedge their pricing exposure and make price hedging opportunities available to us. These transactions are similar to NYMEX-based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, we limit these arrangements to much smaller quantities than those projected to be available at any delivery point. For the fiscal year ending September 30, 2004, we estimate in excess of 50% of our produced natural gas volumes will be sold in this manner, leaving our remaining production to be sold at contract prices in the month produced or at spot market prices. We also negotiate with certain purchasers for delivery of a portion of natural gas we will produce for the upcoming twelve months. The prices under most of our gas sales contracts are negotiated on an annual basis and are index-based. Considering those volumes already designated for the fiscal year ending September 30, 2004, and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in approximately a 5% change in our projected natural gas revenues.

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

         o the senior lien interests are at fixed rates and are thus not subject to interest rate fluctuation that would affect payments to us; and

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




Cleveland, Ohio
December 5, 2003

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002

                                                                                    2003           2002
                                                                                -----------        -----
                                                                            (in thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents.................................................    $   41,129     $   25,736
   Accounts receivable and prepaid expenses..................................        30,416         18,756
   FIN 46 entities' and other assets held for sale...........................       222,677          5,488
                                                                                 ----------     ----------
     Total current assets....................................................       294,222         49,980

Investments in real estate loans and real estate.............................        68,936        202,423
FIN 46 entities' assets......................................................        78,247              -
Investment in RAIT Investment Trust..........................................        20,511         29,580
Property and equipment, net..................................................       143,410        119,177
Other assets.................................................................        19,509         19,278
Intangible assets............................................................         8,476          9,589
Goodwill.....................................................................        37,471         37,471
                                                                                 ----------    -----------
                                                                                 $  670,782     $  467,498
                                                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.........................................    $   59,471     $    4,320
   Secured revolving credit facilities - leasing.............................         7,168          2,421
   Accounts payable..........................................................        19,065         12,378
   FIN 46 entities' and other liabilities associated with assets held for sale      141,473         11,317
   Accrued liabilities.......................................................        14,626         11,568
   Estimated income taxes....................................................             -            893
   Liabilities associated with drilling contracts............................        22,158          4,948
                                                                                 ----------     ----------
     Total current liabilities...............................................       263,961         47,845

Long-term debt:
   Senior....................................................................             -         65,336
   Other.....................................................................        73,696         83,433
                                                                                 ----------     ----------
                                                                                     73,696        148,769

Liabilities associated with assets held for sale.............................             -          3,144
Deferred revenue and other liabilities.......................................         3,633          1,074
FIN 46 entities' liabilities.................................................        45,184              -
Deferred income taxes........................................................        12,878         13,733
Minority interest in Atlas Pipeline Partners, L.P............................        43,976         19,394
Commitments and contingencies................................................             -              -

Stockholders' equity:
   Preferred stock $1.00 par value: 1,000,000 authorized shares..............             -              -
   Common stock, $.01 par value: 49,000,000 authorized shares................           255            250
   Additional paid-in capital................................................       227,211        223,824
   Less treasury stock, at cost..............................................       (78,860)       (74,828)
   Less ESOP loan receivable.................................................        (1,137)        (1,201)
   Accumulated other comprehensive income....................................         5,611          5,911
   Retained earnings.........................................................        74,374         79,583
                                                                                 ----------     ----------
     Total stockholders' equity..............................................       227,454        233,539
                                                                                 ----------     ----------
                                                                                 $  670,782     $  467,498
                                                                                 ==========     ==========



           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                                    2003          2002            2001
                                                                                -----------     ----------     ----------
                                                                                   (in thousands, except per share data)

REVENUES
Energy.......................................................................    $  105,262     $   97,912     $   94,806
Real estate finance..........................................................        14,335         16,582         16,899
Leasing......................................................................         4,071          1,246          1,066
Equity in earnings in Trapeza entities.......................................         1,444            185              -
Interest, dividends, gains and other.........................................         7,417          5,459          6,222
                                                                                 ----------     ----------     ----------
                                                                                    132,529        121,384        118,993

COSTS AND EXPENSES
Energy.......................................................................        67,215         69,580         59,976
Real estate finance..........................................................         5,464          2,423          1,504
Leasing......................................................................         5,883            745            695
General and administrative...................................................         6,925          7,889          5,672
Depreciation, depletion and amortization.....................................        12,148         11,161         11,038
Interest.....................................................................        13,092         12,816         14,736
Provision for possible losses................................................         1,848          1,393            863
Provision for legal settlement...............................................         1,185          1,000              -
Minority interest in Atlas Pipeline Partners, L.P............................         4,439          2,605          4,099
                                                                                 ----------     ----------     ----------
                                                                                    118,199        109,612         98,583
                                                                                 ----------     ----------     ----------
Income from continuing operations before income taxes
    and cumulative effect of change in accounting principle..................        14,330         11,772         20,410
Provision for income taxes...................................................         4,586          3,414          6,327
                                                                                 ----------     ----------     ----------
Income from continuing operations before
    cumulative effect of change in accounting principle......................         9,744          8,358         14,083
Income (loss) on discontinued operations, net of income taxes
    of $(658), $5,944 and $2,439.............................................         1,222        (11,040)        (4,254)
Cumulative effect of change in accounting principle, net of
    income taxes of $7,474 and $336..........................................       (13,881)          (627)             -
                                                                                 ----------     ----------     ----------

Net (loss) income............................................................    $   (2,915)    $   (3,309)    $    9,829
                                                                                 ==========     ==========     ==========

Net income (loss) per common share - basic:
From continuing operations...................................................    $      .57     $      .48     $      .78
Discontinued operations......................................................           .07           (.63)          (.23)
Cumulative effect of change in accounting principle..........................          (.81)          (.04)             -
                                                                                 ----------     ----------     ----------
Net income (loss) per common share - basic...................................    $     (.17)    $     (.19)    $      .55
                                                                                 ==========     ==========     ==========
Weighted average common shares outstanding...................................        17,172         17,446         17,962
                                                                                 ==========     ==========     ==========

Net income (loss) per common share - diluted:
From continuing operations...................................................    $      .55     $      .47     $      .76
Discontinued operations......................................................           .07           (.62)          (.23)
Cumulative effect of change in accounting principle..........................          (.79)          (.04)             -
                                                                                 ----------     ----------     ----------

Net (loss) income per common share - diluted.................................    $     (.17)    $     (.19)    $      .53
                                                                                 ==========     ==========     ==========

Weighted average common shares outstanding...................................        17,568         17,805         18,436
                                                                                 ==========     ==========     ==========






           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                  YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                                   2003            2002         2001
                                                                                ----------        ------        -----
                                                                                             (in thousands)
Net (loss) income...........................................................    $   (2,915)     $   (3,309)   $    9,829
Other comprehensive (loss) income:
   Unrealized gain on investment in RAIT Investment Trust,
     net of taxes of $1,040, $2,305 and  $1,350.............................         2,211           4,475         2,622
   Less: reclassification  adjustment for gains realized in net income, net of
     taxes of $1,291........................................................        (2,744)              -             -
                                                                                ----------      ----------    ----------
                                                                                      (533)          4,475         2,622

  Unrealized holding losses on natural gas futures arising during the period
     net of taxes of  $245, $118 and $181...................................          (520)           (263)         (404)
  Less: reclassification adjustment for losses realized in net income, net of
     taxes of $355, $17 and $186............................................           753              42           413
                                                                                ----------      ----------    ----------
                                                                                       233            (221)            9
                                                                                ----------      ----------    ----------
Comprehensive (loss) income.................................................    $   (3,215)     $      945    $   12,460
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



                                                 Common Stock          Additional           Treasury Stock           ESOP
                                            ------------------------    Paid-In         --------------------         Loan
                                               Shares      Amount       Capital         Shares        Amount       Receivable
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000.................. 24,621,962  $   246      $  221,361     (1,029,982)    $  (15,778)    $ (1,393)
Treasury shares issued.......................                                (407)        33,916            804
Issuance of common stock.....................    318,075        3           2,758
Cancellation of shares issued................                                           (153,526)        (1,305)
Purchase of treasury shares..................                                         (6,349,021)       (57,801)
Other comprehensive income...................
Cash dividends ($.13 per share)..............
Repayment of ESOP loan.......................                                                                             96
Net income...................................
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001.................. 24,940,037  $   249      $  223,712     (7,498,613)    $  (74,080)    $ (1,297)
Treasury shares issued.......................                                (429)        31,537            769
Issuance of common stock.....................    104,029        1             297
Tax benefit from employee stock                                               244
options......exercise........................
Purchase of treasury shares..................                                           (156,122)        (1,517)
Other comprehensive income...................
Cash dividends ($.13 per share)..............
Repayment of ESOP loan.......................                                                                             96
Net loss.....................................
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002.................. 25,044,066  $   250      $  223,824     (7,623,198)    $  (74,828)    $ (1,201)
Treasury shares issued.......................                                (373)        29,666            622
Issuance of common stock.....................    419,579        5           3,352
Tax benefit from employee stock options......                                 408
Purchase of treasury shares..................                                           (519,968)        (4,654)
Other comprehensive loss.....................
Cash dividends ($.13 per share)..............
Repayment of ESOP loan.......................                                                                             64
Net loss.....................................
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003.................  25,463,645  $   255      $  227,211     (8,113,500)    $  (78,860)    $ (1,137)
                                              ==========  =======      ==========     ==========     ==========     ========


                                                         [RESTUBBED TABLE]

                                              Accumulated
                                                 Other                          Totals
                                             Comprehensive     Retained     Stockholders'
                                             Income (Loss)     Earnings        Equity
------------------------------------------------------------------------------------------
Balance, September 30, 2000..................  $    (974)     $  77,753    $   281,215
Treasury shares issued.......................                                      397
Issuance of common stock.....................                                    2,761
Cancellation of shares issued................                                   (1,305)
Purchase of treasury shares..................                                  (57,801)
Other comprehensive income...................      2,631                         2,631
Cash dividends ($.13 per share)..............                    (2,364)        (2,364)
Repayment of ESOP loan.......................                                       96
Net income...................................                     9,829          9,829
------------------------------------------------------------------------------------------
Balance, September 30, 2001..................  $   1,657      $  85,218    $   235,459
Treasury shares issued.......................                                      340
Issuance of common stock.....................                                      298
Tax benefit from employee stock                                                    244
options......exercise........................                                      244
Purchase of treasury shares..................                                   (1,517)
Other comprehensive income...................      4,254                         4,254
Cash dividends ($.13 per share)..............                    (2,326)        (2,326)
Repayment of ESOP loan.......................                                       96
Net loss.....................................                    (3,309)        (3,309)
------------------------------------------------------------------------------------------
Balance, September 30, 2002..................  $   5,911      $  79,583    $   233,539
Treasury shares issued.......................                                      249
Issuance of common stock.....................                                    3,357
Tax benefit from employee stock options......                                      408
Purchase of treasury shares..................                                   (4,654)
Other comprehensive loss.....................       (300)                         (300)
Cash dividends ($.13 per share)..............                    (2,294)        (2,294)
Repayment of ESOP loan.......................                                       64
Net loss.....................................                    (2,915)        (2,915)
------------------------------------------------------------------------------------------
Balance, September 30, 2003.................   $   5,611      $  74,374    $   227,454
                                               =========      =========    ===========





           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                                  2003           2002           2001
                                                                               ----------     ----------     ----------
                                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..........................................................    $   (2,915)    $   (3,309)    $    9,829
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation, depletion and amortization................................        11,944         11,161         11,038
   Accretion of asset retirement obligation discount.......................           204              -              -
   Amortization of discount on senior notes and deferred finance costs.....         1,762          1,095          1,005
   Provision for possible losses...........................................         1,848          1,393            863
   Minority interest in Atlas Pipeline Partners, LP........................         4,439          2,605          4,099
   Equity in (earnings) loss of equity investees...........................        (1,683)          (639)           329
   (Income) loss on discontinued operations................................        (1,222)        11,040          4,254
   Deferred income taxes...................................................         1,616         (7,413)          (885)
   Accretion of discount...................................................        (1,962)        (3,212)        (5,923)
   Collection of interest..................................................         1,130          5,243          1,207
   Non-cash compensation...................................................           250            341            396
   Cumulative effect of change in accounting principle.....................        13,881            627              -
   Gain on asset dispositions..............................................        (4,775)        (2,507)        (1,738)
   Property impairments and abandonments...................................            24             24            207
Changes in operating assets and liabilities.................................       18,466         (9,982)        (5,623)
                                                                               ----------     ----------     ----------
Net cash provided by operating activities of continuing operations.........        43,007          6,467         19,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid in asset acquisitions........................................             -              -         (7,875)
Capital expenditures.......................................................       (28,568)       (21,967)       (14,210)
Principal payments on notes receivable and proceeds from sale of assets....        10,053         25,220         29,610
Proceeds from sale (purchase) of RAIT Investment Trust shares..............        12,044         (1,890)        (6,405)
Increase in other assets...................................................        (1,586)        (6,008)        (3,745)
Investments in real estate loans and real estate...........................        (5,921)       (19,859)       (25,395)
                                                                               ----------     ----------     ----------
Net cash used in investing activities of continuing operations.............       (13,978)       (24,504)       (28,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings.................................................................        96,937        173,753        135,021
Principal payments on borrowings...........................................      (120,135)      (168,619)      (129,272)
Net proceeds from Atlas Pipeline Partners, L.P. public offering............        25,182              -              -
Distributions paid to minority interest of Atlas Pipeline Partners, L.P....        (4,233)        (3,623)        (3,783)
Dividends paid.............................................................        (2,294)        (2,326)        (2,364)
Purchase of treasury stock.................................................        (4,654)        (1,517)       (57,801)
Repayment of ESOP loan.....................................................            64             96             96
Increase in other assets...................................................        (1,812)        (1,258)          (702)
Proceeds from issuance of stock............................................         2,933             17            420
                                                                               ----------     ----------     ----------
Net cash used in financing activities of continuing operations.............        (8,012)        (3,477)       (58,385)
Net cash used in discontinued operations...................................        (5,624)        (1,398)        (1,112)
                                                                               ----------     ----------     ----------
Increase (decrease) in cash and cash equivalents...........................        15,393        (22,912)       (68,459)
Cash and cash equivalents at beginning of year.............................        25,736         48,648        117,107
                                                                               ----------     ----------     ----------
Cash and cash equivalents at end of year...................................    $   41,129     $   25,736     $   48,648
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications


         Certain reclassifications have been made to the fiscal 2002 and fiscal 2001 consolidated financial statements to conform to the fiscal 2003 presentation.


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

                                                                                     At September 30,
                                                                               -------------------------
                                                                                   2003          2002
                                                                               ----------     ----------
                                                                                      (in thousands)
Marketable securities - unrealized gains..................................     $    5,611     $    6,144
Unrealized hedging losses.................................................              -           (233)
                                                                               ----------     ----------
                                                                               $    5,611     $    5,911
                                                                               ==========     ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Property and Equipment

         Property and equipment consists of the following:

                                                                                       At September 30,
                                                                                    ---------------------
                                                                                      2003         2002
                                                                                    --------     --------
                                                                                        (in thousands)
Mineral interest in properties:
    Proved properties........................................................       $    844     $    843
    Unproved properties......................................................            563          584
Wells and related equipment..................................................        184,226      152,225
Support equipment............................................................          2,189        1,422
Other........................................................................          9,136        8,390
                                                                                    --------     --------
                                                                                     196,958      163,464
Accumulated depreciation, depletion, amortization and valuation allowances:
    Oil and gas properties...................................................        (50,170)     (41,893)
    Other                                                                             (3,378)      (2,394)
                                                                                    --------     --------
                                                                                     (53,548)     (44,287)
                                                                                    --------     --------
                                                                                    $143,410     $119,177
                                                                                    ========     ========


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

         A reconciliation of the Company's liability for well plugging and abandonment costs for the year ended September 30, 2003 is as follows (in thousands):

  Asset retirement obligations, September 30, 2002...........................................     $       -
  Adoption of SFAS 143.......................................................................         3,380
  Liabilities incurred.......................................................................            93
  Liabilities settled........................................................................           (52)
  Revision in estimates......................................................................          (494)
  Accretion expense..........................................................................           204
                                                                                                  ---------
  Asset retirement obligations, September 30, 2003...........................................     $   3,131
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

         The following table discloses the pre-tax unrealized gains relating to the Company's investment in RAIT at the periods indicated:

                                                                                      At September 30,
                                                                               --------------------------
                                                                                  2003            2002
                                                                               ----------      ----------
                                                                                       (in thousands)
Cost......................................................................     $   12,260      $   20,268
Unrealized gains..........................................................          8,251           9,312
                                                                               ----------      ----------
Estimated fair value......................................................     $   20,511      $   29,580
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

         For secured revolving credit facilities - leasing, the carrying amount approximates fair value because of the short maturity of these instruments.

         The following table provides information on other financial instruments:

                                                                    At September 30, 2003              At September 30, 2002
                                                                   ------------------------           ------------------------
                                                                  Carrying        Estimated          Carrying       Estimated
                                                                   Amount        Fair Value           Amount        Fair Value
                                                                   ------        ----------           ------        ----------
                                                                                        (in thousands)
Energy non-recourse debt.....................................     $   31,194     $    31,194       $   49,345       $   49,345
Real estate finance debt.....................................         19,469          19,469           33,214           33,214
Senior debt..................................................         54,027          55,648           65,336           67,623
Other debt...................................................         28,477          28,477            7,615            7,615
                                                                  ----------     -----------       ----------       ----------
                                                                  $  133,167     $   134,788       $  155,510       $  157,797
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


         The Company recognizes gains or losses on the partial sale of a real estate loan based on an allocation of the Company's cost basis between the portions of the loan sold and the portion retained based upon the fair value of those respective portions on the date of sale. Gains or losses on the refinancing of a real estate loan only arise if the proceeds received by the Company when a property owner refinances the property exceed the carrying cost of the loan. The Company records any gain or loss recognized on a sale of a senior lien interest or a refinancing to income at the time of such sale or refinancing.


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


         The Company also receives a fee equal to 5% of the gross operating revenues from the Partnerships' properties, payable monthly. The Company recognizes this fee as the Partnerships' revenues are earned. Additionally, the Company receives an annual investment management fee from the Partnerships equal to 2% of the gross offering proceeds, for its services. This investment management fee is recognized ratably over each annual period.


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

Supplemental disclosure of cash flow information:

                                                                                         Years Ended September 30,
                                                                                ----------------------------------------
                                                                                    2003           2002          2001
                                                                                -----------     ----------    ----------
                                                                                              (in thousands)
Cash paid during the years for:
Interest.....................................................................    $   11,666     $   11,683    $   13,976
Income taxes (refunded) paid.................................................    $   (1,067)    $    3,243    $   13,393

Non-cash activities include the following:
Real estate received in exchange for notes upon foreclosure
    on loans.................................................................    $   14,235     $        -    $        -
Receipt of a note in connection with the sale of a real estate
    loan.....................................................................    $    1,350     $        -    $        -
Cancellation of shares issued in contingency settlement......................    $        -     $        -    $    1,305
Shares issued in contingency settlement......................................    $        -     $        -    $    2,089
Atlas Pipeline units issued in exchange for gas gathering and
    transmission facilities..................................................    $        -     $        -    $    2,250
Buyer's assumption of liabilities upon sale of real estate loan..............    $        -     $        -    $      460
Tax benefit from employee stock option exercise..............................    $      408     $      244    $        -
Assumption of debt upon foreclosure of real estate loans.....................    $    5,560     $        -    $        -
Asset retirement obligations.................................................    $    3,380     $        -    $        -
Treasury stock issued for employee compensation..............................    $      249     $      340    $      397
Common stock issued under stock option plans, net of cash proceeds...........    $      424     $      281    $      252

Details of acquisitions:
    Fair value of assets acquired............................................    $        -     $        -    $   10,555
    Atlas Pipeline units issued in exchange for gas gathering and
      transmission facilities................................................             -              -        (2,250)
    Liabilities assumed......................................................             -              -          (430)
                                                                                 ----------     ----------    ----------
      Net cash paid..........................................................    $        -     $        -    $    7,875
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

         The components of basic and diluted earnings (loss) per share for each year were as follows:

                                                                                        Years Ended September 30,
                                                                               ----------------------------------------
                                                                                 2003           2002           2001
                                                                               --------       -----------   -----------
                                                                                            (in thousands)
Income from continuing operations.........................................     $  9,744       $     8,358   $    14,083
Income (loss) from discontinued operations................................        1,222           (11,040)       (4,254)
Cumulative effect of change in accounting principle.......................      (13,881)             (627)            -
                                                                               --------       -----------   -----------
    Net (loss) income.....................................................     $ (2,915)      $    (3,309)  $     9,829
                                                                               ========       ===========   ===========

Weighted average common shares outstanding-basic..........................       17,172            17,446        17,962
Dilutive effect of stock option and award plans...........................          396               359           474
                                                                               --------       -----------   -----------
Weighted average common shares-diluted....................................       17,568            17,805        18,436
                                                                               ========       ===========   ===========

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


NOTE 3 - ADOPTION OF FASB INTERPRETATION 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46")

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3 - ADOPTION OF FASB INTERPRETATION 46, Consolidation of Variable Interest Entities ("FIN 46") - (Continued)

         The Company, as encouraged by the pronouncement, early-adopted FIN 46 on July 1, 2003. Consequently, certain entities relating to the Company's real estate finance business have been consolidated in the Company's financial statements for the first time. Several factors that distinguish these entities from others included in its consolidated statements follow:

         o The assets and liabilities of the consolidated VIEs are included in the Company's financial statements and the investments in real estate loans, which were the Company's variable interests in the VIEs, have been removed from the financial statements.

         o These VIEs are consolidated because the Company has been determined to be the primary beneficiary of these entities as defined in FIN 46.


         o The assets and liabilities of the VIE's that are now included in the consolidated financial statements are not the Company's. The liabilities will be satisfied from the cash flows of the VIE's assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities.


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


         The following tables provide supplemental information about assets and liabilities associated with entities that were consolidated effective
July 1, 2003 in accordance with FIN 46 and not classified as held for sale. Operating information is for the period July 1, 2003 through September 30, 2003 and balance sheet information is as of September 30, 2003 (in thousands):

Assets:
   Cash..............................................................          $     1,689
   Accounts receivables..............................................                  451
   Real estate assets, net...........................................               76,035
   Other.............................................................                   72
                                                                               -----------
     Total assets....................................................          $    78,247
                                                                               ===========

Liabilities:
   Mortgage loans on real estate.....................................          $    37,620
   Other.............................................................                7,564
                                                                               -----------
     Total liabilities...............................................          $    45,184
                                                                               ===========



                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3 - ADOPTION OF FASB INTERPRETATION 46, Consolidation of Variable Interest Entities ("FIN 46") - (Continued)

         The following tables provide supplemental information about assets, liabilities, revenues and expenses associated with entities that were consolidated effective July 1, 2003 in accordance with FIN 46, but classified as held for sale at September 30, 2003 (See Note 14). Operating information is for the period July 1, 2003 through September 30, 2003 and balance sheet information is as of September 30, 2003 (in thousands):


Assets:
   Cash............................................................         $       3,960
   Accounts receivables............................................                 2,988
   Real estate assets, net.........................................               213,026
   Other...........................................................                 2,703
                                                                            -------------
     Total assets held for sale....................................         $     222,677
                                                                            =============

Liabilities:
   Mortgage loans on real estate...................................         $     130,687
   Other...........................................................                10,786
                                                                            -------------
     Total liabilities associated with assets held for sale........         $     141,473
                                                                            =============

         The mortgage loans on real estate shown above in which the VIE's are the debtors are secured by the VIE's underlying properties. Interest reates range from 6% to 10% and the loans mature at various dates through 2014. Maturities for the next five fiscal years, assuming loans associated with assets held for sale will be paid within the next fiscal year are as follows: 2004 - $131.5 million; 2005 - $909,000; 2006 - $3.6 million; 2007 - $905,000 and 2008 -
$962,000.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

Other Assets

         The following table provides information about other assets at the dates indicated.

                                                                                    At September 30,
                                                                              ----------------------------
                                                                                  2003             2002
                                                                              ----------         ---------
                                                                                     (in thousands)

Deferred financing costs, net of accumulated amortization of
    $5,504 and $3,742.....................................................     $    2,105      $    2,122
Equity method investments in Trapeza entities.............................          4,802           3,085
Investments at lower of cost or market....................................          6,185           6,137
Other.....................................................................          6,417           7,934
                                                                               ----------      ----------
                                                                               $   19,509      $   19,278
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

         The following table provides information about intangible assets at the dates indicated:

                                                                                    At September 30,
                                                                                ------------------------
                                                                                   2003         2002
                                                                                ----------    ----------
                                                                                     (in thousands)
Partnership management and operating contracts............................      $   14,343    $   14,343
Leasing platform..........................................................             918           918
                                                                                ----------    ----------
                                                                                    15,261        15,261
Accumulated amortization..................................................          (6,785)       (5,672)
                                                                                ----------    ----------
Intangible assets, net....................................................      $    8,476    $    9,589
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

         Changes in the carrying amount of goodwill for the periods indicated are as follows:

                                                                                      Years Ended September 30,
                                                                               ----------------------------------
                                                                                2003          2002           2001
                                                                               ------        ------         -----
                                                                                          (in thousands)
Goodwill at beginning of period,
    (less accumulated amortization of $4,209, $4,063 and $2,612).............  $ 37,471      $ 31,420     $ 28,434
Additions to goodwill related to asset acquisitions..........................                      15        4,387
Amortization expense.........................................................         -             -       (1,451)
Atlas Pipeline goodwill amortization, whose fiscal year
    began January 1, 2002, at which time it adopted SFAS 142.................         -           (22)           -
Leasing platform transferred from goodwill to other assets in accordance with SFAS 142 (net of accumulated amortization
    of $587).................................................................         -          (331)           -
Syndication network reclassified from other assets
    in accordance with SFAS 142 (net of accumulated amortization
    of $711).................................................................         -         6,389            -
                                                                                -------      --------     --------
Goodwill at end of period (net of accumulated amortization
    of $4,209, $4,209 and $4,063)............................................  $ 37,471      $ 37,471     $ 31,420
                                                                               ========      ========     ========

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities:


         Relationship with Brandywine Construction & Management, Inc. ("BCMI"). BCMI manages the properties underlying 21 of the Company's real estate loans and real estate and FIN 46 assets. Adam Kauffman ("Kauffman"), President of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of seven of the borrowers. Edward E. Cohen ("E. Cohen"), the Company's chairman and chief executive officer and president, is the chairman of BCMI and holds approximately 8% of its common stock.


         In September 2001, the Company sold a wholly-owned subsidiary to BCMI for $4.0 million, recognizing a gain of $356,000.


         Relationship with RAIT Investment Trust ("RAIT"). Organized by the Company in 1997, RAIT is a real estate investment trust in which, as of September 30, 2003, the Company owned approximately 4% of the shares of beneficial interests. Betsy Z. Cohen ("B. Cohen"), Mr. E. Cohen's spouse, is the chief executive officer of RAIT, and Jonathan Z. Cohen ("J. Cohen"), a son of E. and B. Cohen and the executive vice president and chief operating officer and a director of the Company, is the vice chairman and a trustee of RAIT. Scott F. Schaeffer, a former officer and director of the Company, is RAIT's president and chief operating officer.


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

o In June 2001, the Company sold to an unrelated person a $1.6 million first mortgage loan having a book value of $1.1 million, resulting in a gain of $459,000. RAIT provided acquisition financing to the unrelated purchaser.

o In March 2001, the Company sold a mortgage loan to RAIT for $20.2 million, recognizing a gain of $335,000.

o In March 2001, the Company consolidated its position in two loans in which it had held subordinated interests since 1998 and 1999, respectively, by purchasing from RAIT the related senior lien interests at face value for $13.0 million and $8.6 million, respectively.


         Relationship with The Bancorp, Inc. ("TBI"). The Company owns 9.7% of the outstanding common stock of TBI. In 2001, the Company acquired 70,400 shares of TBI's convertible preferred stock (9.7%) for approximately $704,000 pursuant to a rights offering to TBI's stockholders. B. Cohen and Daniel G. Cohen ("D. Cohen") are officers and directors of TBI. D. Cohen, a son of E. and B. Cohen, is a former officer and director of the Company.

         Relationship with Ledgewood Law Firm ("Ledgewood"). Until April 1996,
E. Cohen was of counsel to Ledgewood Law Firm. The Company paid Ledgewood $1.2 million, $839,000 and $975,000 during fiscal 2003, 2002 and 2001, respectively, for legal services rendered to the Company. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

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


         Relationship with Cohen Bros & Company. During fiscal 2003, 2002 and 2001, the Company purchased 26,450, 125,095 and 67,500 shares of its common stock at a cost of $212,100, $1.1 million and $737,000, respectively, from Cohen Bros. & Company. In 2002, the Company repurchased $1.5 million principal amount of its senior notes at a cost of $1.6 million from Cohen Bros. & Company. Cohen Bros. & Company acted as a principal in the sales to the Company. D. Cohen is the principal owner of the corporate parent of Cohen Bros. & Company.

         Relationship with 9 Henmar. The Company owns a 50% interest in the Trapeza entities that have sponsored collateralized debt obligation issuers ("CDO issuers") and manage pools of trust preferred securities acquired by the CDO issuers. The Trapeza entities and CDO issuers were originated and developed in large part by D. Cohen. The Company has agreed to pay his company, 9 Henmar LLC ("9 Henmar"), 10% of the fees the Company receives in connection with Trapeza entities one through four and their management of the trust preferred securities held by the CDO issuers. In fiscal 2003, the Company paid 9 Henmar $93,400 in such fees. In addition, the Company made advances of $1.4 million and $48,600 in fiscal 2003 and 2002, respectively to 9 Henmar for its expenses in connection with originating and developing the Trapeza entities and the CDO issuers. All of such advances were reimbursed to the Company by the CDO issuers by September 30, 2003.

         Relationship with Certain Borrowers. The Company has from time to time purchased loans in which affiliates of the Company were or have become affiliates of the borrowers.

         In 2002, D. Cohen acquired beneficial ownership of a property on which the Company had held a loan interest since 1998. At September 30, 2003, the Company's receivable was $6.6 million and the Company's carrying value of the loan was $2.3 million.

         In 2000, to protect the Company's interest, the property securing a loan held by the Company since 1997 was purchased by a limited partnership owned in equal parts by Messrs. Schaeffer, Kauffman, E. Cohen and D. Cohen. In September 2003, in furtherance of its position, the Company foreclosed on the property.


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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)


         In 1998, the Company acquired a loan under a plan of reorganization in bankruptcy for a cost of $95.6 million. An order of the bankruptcy court required that legal title to the property underlying the loan be transferred. In order to comply with that order, to maintain control of the property and to protect the Company's interest, an entity whose general partner is a subsidiary of the Company and whose limited partners are Messrs. Schaeffer, D. Cohen and E. Cohen (with a 94% beneficial interest), assumed title to the property.

         Relationship with Certain Lienholders. In 1997, the Company acquired a first mortgage lien with a face amount of $14.0 million and a book value of $4.5 million on a hotel property owned by a corporation in which, on a fully diluted basis, J. Cohen and E. Cohen would have a 19% interest. The corporation acquired the property through foreclosure of a subordinate loan. In May 2003, the Company acquired this property through further foreclosures proceedings and recorded write-downs of $2.7 million associated with this property in fiscal 2003.


NOTE 6 - INVESTMENTS IN LEASE RECEIVABLES

         Components of the investment in direct financing leases at September 30, 2003 and 2002 are as follows:

                                                                                   At September 30,
                                                                             --------------------------
                                                                                 2003         2002
                                                                             ----------     -----------
                                                                                  (in thousands)
Total future minimum lease payments
   receivable........................................................        $    7,982     $    2,908
Initial direct costs, net of amortization............................               122             58
Unguaranteed residual................................................                51             50
Unearned lease income................................................            (1,326)          (504)
Unearned residual income.............................................               (12)           (17)
                                                                             ----------     ----------
   Investment in lease receivables...................................        $    6,817     $    2,495
                                                                             ==========     ==========


         Although the lease terms extend over many years as indicated in the table below, the investment in lease receivables is included in accounts receivable and prepaid expenses in the Company's consolidated balance sheets, since the Company routinely sells them to third parties shortly after their origination. The contractual future minimum lease payments receivable for each of the five succeeding fiscal years ended September 30. and thereafter, are as follows (in thousands):


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


         The Company has also adopted the cost recovery method for certain loans due to unanticipated events including the loss of a major tenant of an underlying property, the declaration of bankruptcy and voiding of the lease by a sole tenant and, for a hotel property underlying a loan, the severe effects of the post-9/11 travel slump.

         At September 30, 2003 and 2002, the Company held real estate loans having aggregate face values of $186.9 million and $610.0 million, respectively, after the removal in 2003 of $393.6 face value ($132.7 million of carrying value) upon the adoption of FIN 46 on July 1, 2003 as discussed in Note 3. Amounts receivable, net of senior lien interests and deferred costs, were $96.4 million and $349.3 million at September 30, 2003 and 2002, respectively.


         The following is a summary of the changes in the carrying value of the Company's investments in real estate loans and real estate for the years ended September 30, 2003 and 2002.


                                                                                    September 30,
                                                                             -------------------------
                                                                                 2003          2002
                                                                             -----------    -----------
                                                                                    (in thousands)
Loan balance, beginning of year......................................        $  187,542     $  192,263
New loans............................................................             1,350              -
Addition to existing loans...........................................             4,855         17,185
Loan write-downs.....................................................            (1,448)          (559)
Accretion of discount (net of collection of interest)................             1,962          3,212
Loans reclassified as FIN 46 entities' assets........................          (132,312)             -
Foreclosures transferred to real estate..............................           (11,404)             -
Collections of principal.............................................           (10,129)             -
Cost of loans resolved...............................................                 -        (24,559)
                                                                             ----------     ----------
Loan balance, end of year............................................            40,416        187,542
Real estate ventures.................................................            14,131         14,029
Real estate owned, net of accumulated depreciation of $640
   and $432 (see Note 8).............................................            15,806          4,332
Allowance for possible losses........................................            (1,417)        (3,480)
                                                                             ----------     ----------
Balance, end of year.................................................        $   68,936     $  202,423
                                                                             ==========     ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE - (Continued)


         In determining the Company's allowance for possible losses related to its real estate loans and real estate, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans and real estate. The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environment laws, changes in interest rates and the availability of financing. Income from properties will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues identified. The Company reduces its investment in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans and real estate.


         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the years ended September 30, 2003 and 2002:

                                                                                    September 30,
                                                                             -------------------------
                                                                                2003           2002
                                                                             ----------      ---------
                                                                                    (in thousands)
Balance, beginning of year...........................................        $    3,480     $    2,529
Provision for possible losses........................................             1,848          1,510
Transfers upon foreclosure...........................................            (2,339)             -
Write-downs associated with foreclosure..............................            (1,572)          (559)
                                                                             ----------     ----------
Balance, end of year.................................................        $    1,417     $    3,480
                                                                             ==========     ==========


NOTE 8 - REAL ESTATE LEASING ACTIVITIES


         The following table provides information about the Company's investments in real estate owned at September 30, 2003 (in thousands):

Land.................................................................                $       630
Leasehold interest...................................................                      4,800
Office building......................................................                      3,596
Apartment buildings..................................................                      3,380
Hotel................................................................                      4,040
                                                                                     -----------
                                                                                          16,446
Less accumulated depreciation........................................                       (640)
                                                                                     -----------
     Total...........................................................                $    15,806
                                                                                     ===========


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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - DEBT

         Debt other than secured revolving credit facilities-leasing consists of the following:

                                                                                  At September 30,
                                                                             --------------------------
                                                                                2003           2002
                                                                             ----------     -----------
                                                                                   (in thousands)

Senior debt..........................................................        $   54,027     $   65,336

Non-recourse debt:
   Energy:
     Revolving credit facilities.....................................            31,000         49,345
   Real estate finance:
     Revolving credit facility.......................................            18,000         18,000
     Other...........................................................             1,663            875
                                                                             ----------     ----------
       Total non-recourse debt.......................................            50,663         68,220
Other debt...........................................................            28,477         19,533
                                                                             ----------     ----------
                                                                                133,167        153,089
Less current maturities..............................................            59,471          4,320
                                                                             ----------     ----------
                                                                             $   73,696     $  148,769
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


         Energy-Revolving Credit Facilities. In July 2002, Atlas America, the Company's energy subsidiary, entered into a $75.0 million credit facility led by Wachovia Bank. The revolving credit facility has a current borrowing base of $54.2 million which may be increased or decreased subject to growth in the Company's oil and gas reserves. The facility permits draws based on the remaining proved developed non-producing and proved undeveloped natural gas and oil reserves attributable to Atlas America's wells and the projected fees and revenues from operation of the wells and the administration of energy partnerships. Up to $10.0 million of the facility may be in the form of standby letters of credit. The facility is secured by Atlas America's assets. The revolving credit facility has a term ending in July 2005 and bears interest at one of two rates (elected at the borrower's option) which increase as the amount outstanding under the facility increases: (i) Wachovia prime rate plus between 25 to 75 basis points, or (ii) LIBOR plus between 175 and 225 basis points.


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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 9 - DEBT - (Continued)


         In September 2003, Atlas Pipeline amended and increased its revolving credit facility with Wachovia Bank to provide for maximum borrowings of $20.0 million. Up to $3.0 million of the facility may be used for standby letters of credit. Borrowings under the facility are secured by a lien on and security interest in all the property of Atlas Pipeline and its subsidiaries, including pledges by Atlas Pipeline of the issued and outstanding units of its subsidiaries. The revolving credit facility has a term ending in December 2005 and bears interest at one of two rates, elected at Atlas Pipeline's option: (i) the Base Rate plus the Applicable Margin or (ii) the Euro Rate plus the Applicable Margin. As used in the facility agreement, the Base Rate is the higher of (a) Wachovia Bank's prime rate or (b) the sum of the federal funds rate plus 50 basis points. The Euro Rate is the average of specified LIBOR rates divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirements for euro currency funding. The Applicable Margin varies with Atlas Pipeline's leverage ratio from between 150 to 250 basis points (for the Euro Rate option) or 0 to 75 basis points (for the Base Rate option). Draws under any letter of credit bear interest as specified under (i), above. The credit facility contains financial covenants, including the requirement that Atlas Pipeline maintain: (a) a leverage ratio not to exceed 3.0 to 1.0, (b) an interest coverage ratio greater than 3.5 to 1.0 and (c) a minimum tangible net worth of $30.5 million. In addition, the facility limits, among other things, sales, leases or transfers of property by Atlas Pipeline, the incurrence by Atlas Pipeline of other indebtedness and certain investments by Atlas Pipeline. There were no outstanding borrowings on this facility at September 30, 2003 and $5.6 million at September 30, 2002.


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

         The Company has a $5.0 million revolving line of credit with Sovereign Bank, which expires August 2005. Interest accrues at The Wall Street Journal prime rate (4.0% at September 30, 2003) and payment of accrued interest and principal is due upon the expiration date. Advances under this line are with full recourse to the Company and are secured by a pledge of 425,000 common shares of RAIT held by the Company. Credit availability, which was $5.0 million at September 30, 2003, is based upon the value of those shares. Advances under this facility must be used to repay bank debt, to acquire commercial real estate or interests therein, fund or purchase loans secured by commercial real estate or interests therein, or reduce indebtedness on loans or interests which the Company owns or holds and for other general corporate purposes. At September 30, 2003 and 2002, $5.0 million had been advanced under this line.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10 - INCOME TAXES

         The following table details the components of the Company's income tax expense from continuing operations for the fiscal years 2003, 2002 and 2001.

                                                                                        Years Ended September 30,
                                                                                ---------------------------------
                                                                                   2003            2002           2001
                                                                                ----------     -----------    --------
                                                                                              (in thousands)
Provision (benefit) for income taxes:
   Current:
     Federal.................................................................    $      341     $    6,365     $    6,023
     State...................................................................            24           (619)           158
  Deferred...................................................................         4,221         (2,332)           146
                                                                                 ----------     ----------     ----------
                                                                                 $    4,586     $    3,414     $    6,327
                                                                                 ==========     ==========     ==========

         A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                                        Years Ended September 30,
                                                                                ---------------------------------
                                                                                   2003            2002           2001
                                                                                ----------     -----------    --------
Statutory tax rate...........................................................         35%            35%            35%
Statutory depletion..........................................................         (2)            (4)            (3)
Non-conventional fuel and low income housing credits.........................          -             (3)            (3)
Excessive employee remuneration..............................................          -              -              2
Goodwill.....................................................................          -              -              1
Tax-exempt interest..........................................................         (2)            (2)            (2)
State income tax.............................................................          1              3              1
                                                                                --------       --------       --------
                                                                                      32%            29%            31%
                                                                                ========       ========       ========

         The components of the net deferred tax liability are as follows:

                                                                                        September 30,
                                                                                    2003            2002
                                                                               ------------    ---------
                                                                                     (in thousands)
Deferred tax assets related to:
   Tax credit carryforwards...............................................     $         -      $      28
   FIN 46 assets..........................................................           8,858              -
   Interest receivable on real estate loans...............................           6,480            688
   Stock option exercises.................................................             558              -
   Accrued expenses.......................................................           6,057          7,335
   Provision for possible losses..........................................             674          1,185
                                                                               -----------      ---------
                                                                               $    22,627      $   9,236
                                                                               -----------      ---------

Deferred tax liabilities related to:
   Property and equipment bases differences...............................         (29,065)       (17,447)
   Investments in real estate ventures....................................          (3,812)        (2,491)
   Unrealized gain on investments.........................................          (2,628)        (2,899)
   ESOP benefits..........................................................               -           (132)
                                                                               -----------      ---------
                                                                                   (35,505)       (22,969)
Net deferred tax liability................................................     $   (12,878)     $ (13,733)
                                                                               ===========      =========

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


----------------------------------------------------------------------------------------------------------------------------
                                            (a)                         (b)                              (c)
----------------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities remaining
                                 Number of securities to be                                  available for future issuance
                                  issued upon exercise of      Weighted-average exercise   under equity compensation plans
                                   outstanding options,          price of outstanding       excluding securities reflected
Plan category                      warrants and rights      options, warrants and rights           in column (a)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                 1,918,986                 $   10.39                           288,599
   approved by security
   holders
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                    36,554                 $     .11                                 -
   not approved by security
   holders
----------------------------------------------------------------------------------------------------------------------------
Total                                     1,955,540                 $   10.21                           288,599
----------------------------------------------------------------------------------------------------------------------------

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 - EMPLOYEE BENEFIT PLANS - (Continued)

         Transactions for the four employee stock option plans are summarized as follows:


                                                              Years Ended September 30,
                                    ---------------------------------------------------------------------------------
                                             2003                       2002                         2001
                                    -------------------------  -------------------------  ---------------------------
                                                 Weighted                   Weighted                     Weighted
                                                  Average                    Average                      Average
                                    Shares   Exercise Price     Shares   Exercise Price      Shares   Exercise Price
                                    ------   --------------     ------   --------------      ------   ---------------
Outstanding - beginning of year..   2,375,504    $    9.86      1,892,447   $   10.27       1,642,967     $   9.38
   Granted.......................       5,000    $   11.50        731,500   $    8.24         424,000     $  11.06
   Exercised.....................    (385,281)   $    7.61       (222,682)  $    7.93        (155,947)    $   2.68
   Forfeited.....................    (145,969)   $   10.67        (25,761)  $   11.06         (18,573)    $  13.33
                                    ---------                  ----------                   ---------
   Outstanding - end of year.....   1,849,254    $   10.26      2,375,504   $    9.86       1,892,447     $  10.27
                                    =========    =========     ==========   =========       =========     ========

Exercisable, at end of year......   1,053,843    $   11.29      1,036,006   $   10.36         743,213     $   9.64
                                    =========    =========     ==========   =========       =========     ========
Available for grant..............     227,688                      86,719                      42,458
                                    =========                  ==========                   =========
Weighted average fair value per
   share of options granted
   during the year...............                $    8.07                  $    5.10                     $   8.73
                                                 =========                  =========                     ========



         The following information applies to employee stock options outstanding as of September 30, 2003:


                                                 Outstanding                                  Exercisable
                                    ---------------------------------------------       --------------------------
                                                  Weighted
                                                   Average            Weighted                         Weighted
Range of                                         Contractual           Average                          Average
Exercise Prices                     Shares       Life (Years)      Exercise Price       Shares      Exercise Price
--------------------                ------       ------------      --------------       ------      --------------

            $   2.73                  80,057        2.22               $  2.73             80,057       $     2.73
$   7.47 -  $   8.08                 693,750        7.55               $  7.65            276,437       $     7.60
$   9.19 -  $   9.34                 237,500        8.74               $  9.32             59,375       $     9.32
$  11.03 -  $  11.50                 394,947        7.36               $ 11.06            194,974       $    11.06
            $  15.50                 443,000        6.64               $ 15.50            443,000       $    15.50
                                  ----------                                           ----------
                                   1,849,254                                            1,053,843
                                  ==========                                           ==========

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

                                                                                     Years Ended September 30,
                                                                              -----------------------------------------
                                                                                 2003             2002           2001
                                                                              ----------      -----------     ---------
                                                                                 (in thousands, except per share data)
Net (loss) income, as reported............................................    $    (2,915)    $    (3,309)   $     9,829

Less total stock-based employee compensation expense determined under the fair value based method for all awards, net
   of income taxes........................................................         (3,100)         (3,464)        (2,505)
                                                                              -----------     -----------    -----------
Pro forma net (loss) income...............................................    $    (6,015)    $    (6,773)   $     7,324
                                                                              ===========     ===========    ===========

(Loss) earnings per share:
   Basic - as reported....................................................    $      (.17)     $     (.19)   $       .55
   Basic - pro forma......................................................    $      (.35)     $     (.39)   $       .41

   Diluted - as reported..................................................    $      (.17)     $     (.19)   $       .53
   Diluted - pro forma....................................................    $      (.34)     $     (.38)   $       .40

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 - EMPLOYEE BENEFIT PLANS - (Continued)


         In April 2002, the stockholders approved the Resource America, Inc. 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan for which a maximum of 75,000 units were reserved for issuance. In fiscal 2003, 9,130 units (at an average of $8.21 per unit) were issued under this plan. As of September 30, 2003, 12,732 units (at an average of $9.42 per unit) were outstanding under this plan. During the fiscal year, 7,540 units were forfeited and 1,357 units (at an average of $11.05 per unit) were converted to 1,357 shares of the Company's common stock and issued to a former director who resigned in April 2003. The fair value of the grants awarded (at an average of $9.85 per unit), $213,080 in total, has been charged to operations over the vesting period. As of September 30, 2003, 60,911 units are available for issuance under this plan.


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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under leases with varying expiration dates through 2008. Rental expense was $2.6 million, $2.1 million and $1.9 million for the years ended September 30, 2003, 2002 and 2001, respectively. At September 30, 2003, future minimum rental commitments for the next five fiscal years were as follows (in thousands):

                                                    Leases           Subleases      Net Commitments
                                                   --------         -----------     ----------------
         2004..............................        $  1,400         $   (183)          $  1,217
         2005..............................           1,251             (182)             1,069
         2006..............................             884             (161)               723
         2007..............................             650             (113)               537
         2008..............................             363                -                363

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


         The Company formally documents all relationships between hedging instruments and the items being hedged, including the Company's risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Such gains and losses are charged or credited to accumulated other comprehensive income (loss) and recognized as a component of sales revenue in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices the Company will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

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

NOTE 14 - DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Discontinued Operations


         In June 2002, the Company adopted a plan to dispose of Optiron Corporation, an energy technology company in which the Company owned 50% and reduced its interest in Optiron to 10% through a sale to current management which was completed in September 2002. In connection with the sale, the Company forgave $4.3 million out of the $5.9 million of indebtedness owed by Optiron. The remaining $1.6 million of indebtedness was retained by the Company in the form of a promissory note secured by all of Optiron's assets and by the common stock of Optiron's 90% shareholder. The note bears interest at the prime rate plus 1% payable monthly; an additional 1% will accrue until the maturity date of the note in 2022.


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

         Summarized operating results of the discontinued Optiron operations are as follows:



                                                                                        Years Ended September 30,
                                                                                -----------------------------------------
                                                                                   2003            2002           2001
                                                                                ----------     -----------    -----------
                                                                                              (in thousands)
Loss from discontinued operations before income taxes........................    $        -     $     (553)    $   (1,493)
Income tax benefit...........................................................             -            193            463
                                                                                 ----------     ----------     ----------
Loss from discontinued operations............................................    $        -     $     (360)    $   (1,030)
                                                                                 ==========     ==========     ==========

Income (loss) on disposal of discontinued operations before
  income taxes...............................................................    $      295     $   (1,971)    $        -
Income tax (provision) benefit...............................................          (103)           690              -
                                                                                 ----------     ----------     ----------
Income (loss) on disposal of discontinued operations.........................    $      192     $   (1,281)    $        -
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

         Summarized operating results of the discontinued FLI operations are as follows:

                                                                                        Years Ended September 30,
                                                                                ----------------------------------------
                                                                                   2003            2002          2001
                                                                                ----------     -----------    ----------
                                                                                              (in thousands)
(Loss) gain on disposal before income taxes..................................    $        -     $  (14,460)    $   (5,200)
Income tax benefit (provision)...............................................             -          5,061          1,976
                                                                                 ----------     ----------     ----------
(Loss) gain on disposal of discontinued operations...........................    $        -     $   (9,399)    $   (3,224)
                                                                                 ==========     ==========     ==========

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

         Summarized operating results of the Company's real estate operations held for sale are as follows:

                                                                                         Years Ended September 30,
                                                                                ----------------------------------------
                                                                                    2003           2002          2001
                                                                                 ---------     -----------    ----------
                                                                                              (in thousands)
Income on discontinued operations before income taxes........................    $    1,584     $        -     $        -
Income tax provision.........................................................          (554)             -              -
                                                                                 ----------     ----------     ----------
Income from discontinued operations..........................................    $    1,030     $        -     $        -
                                                                                 ==========     ==========     ==========


                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14 - DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - (Continued)

         Summarized results of the discontinued operations Optiron, FLI and real estate are:

                                                                                         Years Ended September 30,
                                                                                 -----------------------------------------
                                                                                    2003          2002            2001
                                                                                 ---------     ----------      -----------
                                                                                              (in thousands)

Income (loss) from discontinued operations...................................    $    1,030     $     (360)    $   (1,030)
Gain (loss) on disposal of discontinued operations...........................           192        (10,680)        (3,224)
                                                                                 ----------     -----------    -----------
Total discontinued income (loss) ............................................    $    1,222     $  (11,040)    $   (4,254)
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


         In May 2003, Atlas Pipeline completed a public offering of 1,092,500 common units of limited partner interest. The net proceeds after underwriting discounts and commissions were approximately $25.2 million. These proceeds were used in part to repay existing indebtedness of $8.5 million. Atlas Pipeline intends to use the balance of these proceeds to fund future capital projects and for working capital. Upon the completion of this offering the Company's combined general and limited partner interest in Atlas Pipeline was reduced to 39%. Because the Company, through its general partner interest, controls the decisions and operations of Atlas Pipeline it is consolidated in the Company's financial statements.


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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMER INFORMATION


         The Company's operations include five reportable operating segments. In addition to the five reportable operating segments, certain other activities are reported in the "Other energy" category and "All other" categories. These operating segments reflect the way the Company manages its operations and makes business decisions. The leasing segment first met the criteria for reportable operating segments in the three months ended June 30, 2003, and accordingly, all prior periods have been restated to reflect these new segments. The Company does not allocate income taxes to its operating segments. Operating segment data for the periods indicated are as follows:


Year Ended September 30, 2003 (in thousands):

                                    Production                 Real
                           Well        and         Other      Estate                               All
                          Drilling Exploration  Energy (a)    Finance    Leasing     Trapeza      Other    Eliminations     Total
                         --------- -----------  ----------   ---------   -------     -------      -----    ------------     -----
Revenues from
   external customers...  $52,879  $   38,639   $   14,171   $ 14,424   $    4,140  $   1,495   $  7,271       $ (490)    $ 132,529
Interest income.........        -           -          220         83           71          8        484         (195)          671
Interest expense........        -           -        1,961      1,703          916          -      8,707         (195)       13,092
Depreciation,
   depletion  and
   amortization.........        -       8,042        3,553        221          196          -        136            -        12,148
Segment profit (loss)...    5,320      21,465       (6,308)     5,188       (2,857)     1,542    (10,020)           -        14,330
Other significant
   items:
   Segment assets.......    7,844     145,614       78,930    371,735       15,668      4,987     46,004            -       670,782

-----------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.


Year Ended September 30, 2002 (in thousands):

                                    Production                  Real
                          Well         and          Other      Estate                               All
                        Drilling   Exploration   Energy (a)    Finance    Leasing     Trapeza      Other   Eliminations     Total
                         --------- -----------   ----------   ---------   -------     -------      -----   ------------     -----
Revenues from
   external customers.  $ 55,736   $     28,916  $   14,643   $ 16,711   $    1,388  $    185    $  4,058      $ (253)    $ 121,384
Interest income.......         -              -         686        145          145         -         519        (253)        1,242
Interest expense......         -              -       2,200      1,790           44         -       9,035        (253)       12,816
Depreciation,
   depletion  and
   amortization.......         -          7,550       3,286        135           82         -         108           -        11,161
Segment profit (loss).     6,057         12,708      (5,444)    10,744          518       (15)    (12,796)          -        11,772
Other significant
   items:
   Segment assets.....     7,555        119,125      65,935    204,327       10,793     3,085      56,678           -       467,498

-----------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS - (Continued)


Year Ended September 30, 2001 (in thousands):


                                    Production                  Real
                          Well          and         Other      Estate                               All
                        Drilling    Exploration   Energy (a)   Finance    Leasing     Trapeza      Other    Eliminations    Total
                       ---------    -----------   ----------   ---------   -------     -------      -----   ------------    -----
Revenues from ........
  external customers..  $ 43,464   $   36,681     $  15,746   $  17,117   $  1,066   $        -  $  4,974       $  (55)   $ 118,993
Interest income.......         -            -           791         140          -            -     2,323          (55)       3,199
Interest expense......         -            -         1,714       2,961          -            -    10,116          (55)      14,736
Depreciation,
  depletion  and
  amortization........       236        6,148         4,400         132         54            -        68            -       11,038
Segment profit (loss).     6,626       22,687       (10,258)     11,852        397            -   (10,894)           -       20,410
Other significant items:
   Segment assets.....     5,646      102,756        86,127     207,682        390            -    63,863            -      446,464


-----------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

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

NOTE 18 - SUPPLEMENTAL OIL AND GAS INFORMATION

         Results of operations from oil and gas producing activities:


                                                                                         Years Ended September 30,
                                                                                ------------------------------------------
                                                                                   2003            2002           2001
                                                                                ----------     -----------    ------------
                                                                                              (in thousands)
Revenues.....................................................................    $   38,639     $   28,916     $   36,681
Production costs.............................................................        (6,770)        (6,691)        (6,184)
Exploration expenses.........................................................        (1,715)        (1,573)        (1,662)
Depreciation, depletion and amortization.....................................        (8,042)        (7,550)        (6,148)
Income taxes.................................................................        (7,519)        (4,005)        (7,223)
                                                                                 ----------     ----------     ----------
Results of operations from oil and gas producing activities..................    $   14,593     $    9,097     $   15,464
                                                                                 ==========     ==========     ==========


                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18 - SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)

         Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                                             At September 30,
                                                                                ------------------------------------------
                                                                                   2003            2002           2001
                                                                                ----------     -----------    ------------
                                                                                              (in thousands)
Proved properties............................................................    $       844    $       843    $    1,861
Unproved properties..........................................................            563            584           481
Wells and related equipment and facilities...................................        184,175        152,174       126,971
Support equipment and facilities.............................................          2,189          1,422         1,052
Uncompleted wells equipment and facilities...................................             51             51            38
                                                                                 -----------    -----------    ----------
                                                                                     187,822        155,074       130,403
Accumulated depreciation, depletion, amortization and
  valuation allowances.......................................................        (50,170)       (41,893)      (33,129)
                                                                                 -----------    -----------    ----------
     Net capitalized costs...................................................    $   137,652    $   113,181    $   97,274
                                                                                 ===========    ===========    ==========

         Costs Incurred in Oil and Gas Producing Activities. The costs incurred by the Company in its oil and gas activities during fiscal years 2003, 2002 and 2001 are as follows:

                                                                                         Years Ended September 30,
                                                                                -------------------------------------------
                                                                                   2003            2002           2001
                                                                                ----------     -----------    -------------
                                                                                              (in thousands)
Property acquisition costs:
  Unproved properties........................................................    $        -     $        9     $       90
  Proved properties..........................................................    $      224     $      440     $      337
  Exploration costs..........................................................    $    1,715     $    1,573     $    1,662
  Development costs..........................................................    $   26,721     $   20,648     $   20,273


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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18 - SUPPLEMENTAL OIL AND GAS INFORMATION - (Continued)

         The Company's reconciliation of changes in proved reserve quantities is as follows (unaudited):


                                                                                   Gas                  Oil
                                                                                  (Mcf)                (Bbls)
                                                                                -----------           ----------
Balance September 30, 2000............................................          113,142,544            1,766,654
     Current additions................................................           19,891,663               68,895
     Sales of reserves in-place.......................................              (88,068)                 (61)
     Purchase of reserves in-place....................................            7,159,387               40,881
     Transfers to limited partnerships................................          (11,871,230)                   -
     Revisions........................................................           (3,774,259)             102,136
     Production.......................................................           (6,342,667)            (177,437)
                                                                                -----------            ---------
Balance September 30, 2001............................................          118,117,370            1,801,068
     Current additions................................................           19,303,971               55,416
     Sales of reserves in-place.......................................            (510,812)              (23,676)
     Purchase of reserves in-place....................................              280,594                2,180
     Transfers to limited partnerships................................           (6,829,047)             (45,001)
     Revisions........................................................              (23,057)             260,430
     Production.......................................................           (7,117,276)            (172,750)
                                                                                -----------            ---------
Balance September 30, 2002............................................          123,221,743            1,877,667
     Current additions................................................           21,131,997               29,394
     Sales of reserves in-place.......................................              (56,480)             (14,463)
     Purchase of reserves in-place....................................            7,294,727               34,472
     Transfers to limited partnerships................................           (8,669,521)             (31,386)
     Revisions........................................................           (2,662,812)             119,038
     Production.......................................................           (6,966,899)            (160,048)
                                                                                -----------            ---------
Balance September 30, 2003............................................          133,292,755            1,854,674
                                                                                ===========            =========

Proved developed reserves at:
     September 30, 2003...............................................           87,760,113            1,825,280
     September 30, 2002...............................................           83,995,712            1,846,281
     September 30, 2001...............................................           80,249,011            1,735,376


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


                                                                                   Years Ended September 30,
                                                                          -------------------------------------------
                                                                             2003             2002            2001
                                                                           ------------   -----------     -----------
                                                                                          (in thousands)
Future cash inflows.....................................................   $   709,401     $   518,118    $   485,781
Future production costs.................................................      (179,758)       (147,279)      (126,979)
Future development costs................................................       (72,476)        (55,644)       (50,953)
Future income tax expense...............................................      (125,398)        (79,557)       (76,584)
                                                                           -----------     -----------    -----------

Future net cash flows...................................................       331,769         235,638        231,265
  Less 10% annual discount for estimated timing of cash flows...........      (187,434)       (131,512)      (132,553)
                                                                           -----------     -----------    -----------
  Standardized measure of discounted future net cash flows..............   $   144,335     $   104,126    $    98,712
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

         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes (unaudited):

                                                                                   Years Ended September 30,
                                                                          --------------------------------------------
                                                                             2003              2002          2001
                                                                          ----------       -----------   -------------
                                                                                          (in thousands)
Balance, beginning of year..............................................   $   104,126     $    98,712    $    98,599
Increase (decrease) in discounted future net cash flows:
  Sales and transfers of oil and gas, net of related costs..............       (31,869)        (22,223)       (30,496)
  Net changes in prices and production costs............................        44,232             249        (21,530)
  Revisions of previous quantity estimates..............................          (229)          3,787         (4,184)
  Development costs incurred............................................         3,689           4,107          4,011
  Changes in future development costs...................................          (166)           (149)          (853)
  Transfers to limited partnerships.....................................        (3,313)         (3,970)        (4,177)
  Extensions, discoveries, and improved recovery less
     related costs......................................................        24,272          12,057         20,716
  Purchases of reserves in-place........................................         1,730             340          7,984
  Sales of reserves in-place, net of tax effect.........................          (200)           (799)          (204)
  Accretion of discount.................................................        13,247          12,726         14,078
  Net changes in future income taxes....................................       (18,740)            203         13,636
  Other.................................................................         7,556            (914)         1,132
                                                                           -----------     -----------    -----------
Balance, end of year....................................................   $   144,335     $   104,126    $    98,712
                                                                           ===========     ===========    ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 19 - QUARTERLY RESULTS (Unaudited)

                                                              Dec 31          March 31         June 30        September 30
                                                              ------          --------         -------        ------------
                                                                        (in thousands, except per share data)
Year ended September 30, 2003
Revenues...............................................      $   23,387       $   41,669       $   30,722      $   36,751
Costs and expenses.....................................          20,769           37,116           25,775          34,539
                                                             ----------       ----------       ----------      ----------
Income from continuing operations before taxes and
   cumulative effect of change in accounting principle.           2,618            4,553            4,947           2,212
                                                             ----------       ----------       ----------      ----------
Discontinued operations................................               -                -                -           1,222
Cumulative effect of change in accounting principle....               -                -                -         (13,881)
                                                             ----------       ----------       ----------      ----------
Net income (loss)......................................      $    1,781       $    3,095       $    3,486      $  (11,277)
                                                             ==========       ==========       ==========      ==========


Net income (loss) per common share - basic:
   From continuing operations..........................      $      .10       $      .18       $      .20      $      .09
   Discontinued operations.............................               -                -                -             .07
   Cumulative effect of change in accounting
     principle.........................................               -                -                -            (.81)
                                                             ----------       ----------       ----------      ------------
Net income (loss) per common share - basic.............      $      .10       $      .18       $      .20      $     (.65)
                                                             ==========       ==========       ==========      ===========


Net income (loss) per common share - diluted:
   From continuing operations..........................      $      .10       $      .18       $      .20      $      .07
   Discontinued operations.............................               -                -                -             .07
   Cumulative effect of change in accounting principle.               -                -                -            (.79)
                                                             ----------       ----------       ----------      ----------
Net income (loss) per common share - diluted...........      $      .10       $      .18       $      .20      $     (.65)
                                                             ==========       ==========       ==========      ===========


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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 19 - QUARTERLY RESULTS (Unaudited)


                                                              Dec 31          March 31         June 30        September 30
                                                            -----------      ----------      -----------      ------------
                                                                        (in thousands, except per share data)
Revenues...............................................      $   33,782       $   34,203       $   24,727      $   28,672
Costs and expenses.....................................          29,405           29,250           22,923          28,034
                                                             ----------       ----------       ----------      ----------
Income from continuing operations before taxes.........           4,377            4,953            1,804             638
                                                             ----------       ----------       ----------      ----------
Income from continuing operations before cumulative
   effect of change in accounting principle............           2,930            3,313            1,328             787
                                                             ----------       ----------       ----------      ----------
Net income (loss)......................................      $    2,189       $    3,138       $        6      $   (8,642)
                                                             ==========       ==========       ==========      ==========


Net income per common share - basic:
   Income from continuing operations before
     cumulative effect of change in accounting
     principle.........................................      $      .17       $      .19       $      .08      $       .04
                                                             ==========       ==========       ==========      ===========
Net income (loss) per common share - basic.............      $      .13       $      .18       $        -      $       .49
                                                             ==========       ==========       ==========      ===========


Net income per common share - diluted:
   Income from continuing operations before
     cumulative effect of change in accounting
     principle.........................................      $      .17       $      .19       $      .07      $       .04
                                                             ==========       ==========       ==========      ===========
Net income (loss) per common share - diluted...........      $      .12       $      .18       $        -      $       .49
                                                             ==========       ==========       ==========      ===========



         As described in Note 14, in June 2002 the Company adopted a plan to dispose of Optiron. Accordingly, the Company's share of Optiron's operations, including the cumulative effect of the impairment of goodwill and the write-off of certain advances to Optiron, has been reported as discontinued operations. The amount of those charges to discontinued operations approximated $700, $200 and $1,300 in the quarters ended December 2001, March 2002 and June 2002, respectively. The amount charged to discontinued operations with respect to Optiron approximated $300 in each of the quarters ended December 2000 and March 2001 and $200 in each of the quarters ended June 2001 and September 2001. Also, as described in Note 14, the Company sold FLI in August 2000. In the quarters ended September 30, 2002 and 2001, the Company charged discontinued operations approximately $9,400 and $3,200, respectively, based upon information that became available during each of those quarters with regard to claims made by the buyer with respect to the Company's indemnification obligations and representations.

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

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors is divided into three classes with directors in each class serving three year terms. Information is set forth below regarding the principal occupation of each director of the Company. There are no family relationships among the directors and executive officers of the Company except that Jonathan Z. Cohen, President, Chief Operating Officer and a director of the Company, is a son of Edward E. Cohen, Chairman of the Board of Directors and Chief Executive Officer of the Company.


Names of Directors, Principal                                                Year in Which Service         Term to Expire
Occupation and Other Information                                               As Director Began         At Annual Meeting
--------------------------------                                             ----------------------      -----------------
         Andrew M. Lubin, 57, President,  Delaware Financial Group, Inc. (a
private investment firm) since 1990.                                                  1994                     2004

         P. Sherrill Neff, 52, Founder and Managing Partner of Quaker
BioVentures, Inc. (a life sciences venture fund) since 2002. President and Chief
Financial Officer of Neose Technologies, Inc. (a publicly- traded life sciences company) from 1994 to 2002. Director of Neose
Technologies, Inc. from 1994 to 2003.                                                 1998                     2004

        Carlos C. Campbell,  66, President of C.C. Campbell and Company (a
management  consulting  firm) since 1985.  Director of PICO Holdings,  Inc.
(a  publicly-traded  diversified  holding company) since 1998.  Director of
NetWolves  Corporation (a publicly-traded  information  technology company)
since 2003.                                                                           1990                     2005

         Edward E. Cohen, 65, Chairman of the Board of the Company since 1990 and Chief Executive Officer of the Company since 1988. President of the Company from 2000 to 2003. Chairman of the Managing Board of Atlas Pipeline Partners GP,
LLC ("Atlas Pipeline") (a wholly-owned subsidiary of the Company that is the general partner of a publicly-traded limited partnership, Atlas Pipeline
Partners, L.P., that owns and operates natural gas pipelines) since its formation in 1999. Director of TRM Corporation (a publicly-traded consumer services company) since 1998. Chairman of the Board of Brandywine Construction &
Management, Inc. (a property management
company) since 1994.                                                                  1988                     2005

         Jonathan Z. Cohen, 33, President of the Company since 2003 and Chief
Operating Officer and a Director of the Company since 2002. Executive Vice
President of the Company from 2001 to 2003. Senior Vice President of the Company from 1999 to 2001. Vice Chairman of the Managing Board of Atlas Pipeline since its formation in 1999. Vice Chairman and a director of Atlas America, Inc.
("Atlas America") (a wholly-owned subsidiary of the Company) since its acquisition in 1998. Trustee and Secretary of RAIT Investment Trust ("RAIT") (a
publicly-traded real estate investment trust) since 1997. Vice Chairman of RAIT since 2003. Chairman of the Board of The Richardson Company (a sales consulting
company) since 1999.                                                                  2002                     2006

         John S.  White, 63, Senior Vice  President of Royal  Alliance
Associates, Inc. (an  independent  broker/dealer) since 2002. Chief
Executive  Officer and  President  of  DCC  Securities Corporation (a
securities brokerage firm) from 1989 to 2002.                                         1993                     2006



Non-Director Executive Officers

         The Board of Directors appoints officers each year at its annual meeting following the annual stockholders meeting and from time to time as necessary.

         Steven J. Kessler, 60, Senior Vice President and Chief Financial Officer of the Company since 1997. Vice President-Finance and Acquisitions at Kravco Company (a national shopping center developer and operator) from 1994 to 1997.

         Freddie M. Kotek, 48, Senior Vice President of the Company since 1995. Chairman of Atlas Resources, Inc. (a wholly-owned subsidiary of the Company) since 2001 and Chief Executive Officer and President of Atlas Resources since 2002. President of Resource Leasing, Inc. (a wholly-owned subsidiary of the Company) since 1995. President of Resource Properties, Inc. (a wholly-owned subsidiary of the Company) from 2000 to 2001. Executive Vice President of Resource Properties from 1993 to 2000.

         Alan F. Feldman, 40, Senior Vice President of the Company since 2002. President of Resource Properties since 2002. Vice President at Lazard Freres & Co. (an investment bank) from 1998 to 2002. Executive Vice President at PREIT-Rubin, Inc., the management subsidiary of Pennsylvania Real Estate Investment Trust (a publicly-traded real estate investment trust) and its predecessor, The Rubin Organization, from 1992 to 1998.

         Nancy J. McGurk, 48, Vice President of the Company since 1992. Treasurer and Chief Accounting Officer of the Company since 1989.

Other Significant Employees

         The following sets forth certain information regarding other significant employees of the Company:

         Michael L. Staines, 54, Senior Vice President of the Company since 1989. Director of the Company from 1989 to 2000 and Secretary of the Company from 1989 to 1998. President of Atlas Pipeline since 2001. Chief Operating Officer and Managing Board Member of Atlas Pipeline since its formation in 1999. Secretary of Atlas Pipeline from 1999 to 2003.

         David E. Bloom, 39, Senior Vice President of the Company since 2001. President of Resource Capital Partners, Inc. (a wholly-owned subsidiary of the Company) since 2002. President of Resource Properties, Inc. (a wholly owned subsidiary of the Company) from 2001 to 2002. Senior Vice President at Colony Capital, LLC (an international real estate opportunity fund) from 1999 to 2001. Director at Sonnenblick-Goldman Company (a real estate investment bank) from 1998 to 1999. Attorney at Willkie Farr & Gallagher (an international law firm) from 1996 to 1998.

         Crit S. DeMent, 51, Chairman and Chief Executive Officer of LEAF Financial Corp. (a wholly-owned subsidiary of the Company) since 2001. President of the Technology Finance Group of CitiCapital Vendor Finance in 2001. President of the Small Ticket Group of European American Bank, a division of ABN AMRO, from 2000 to 2001. President and Chief Operating Officer of Fidelity Leasing, Inc. (a former wholly-owned subsidiary of the Company) from 1996 to 2000.

         Frank P. Carolas, 43, Vice President of the Company since 2001. Executive Vice President of Atlas America since 2001. Vice President of Atlas America from 1998 to 2001.

         Jeffrey C. Simmons, 44, Vice President of the Company since 2001. Executive Vice President of Atlas America since 2001. Vice President of Atlas America from 1998 to 2001.

         Michael S. Yecies, 36, Vice President, Chief Legal Officer and Secretary of the Company since 1998. Attorney at Duane Morris LLP (an international law firm) from 1994 to 1998.

Information Concerning the Audit Committee

         The Company has a standing Audit Committee. All of the members of the Audit Committee are independent directors as defined by Nasdaq National Market standards. The Board of Directors has determined that Mr. Neff is an "audit committee financial expert" as defined by the regulations of the Securities and Exchange Commission. The Audit Committee reviews the scope and effectiveness of audits by the independent accountants, is responsible for the engagement of independent accountants, and reviews the adequacy of the Company's internal controls. The Committee held seven meetings during fiscal 2003. Members of the Committee are Messrs. Lubin (Chairman), Neff and Campbell.

Code of Ethics

         The Company has adopted a code of conduct applicable to all directors, officers and employees that the Company believes meets the definition of a "code of ethics" set forth in regulations of the Securities and Exchange Commission. The Company undertakes to provide to any person without charge, upon request, a copy of such code of conduct. Any such request should be directed to the Company at its Philadelphia address stated herein, and to the attention of the Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all such reports.

         Based solely on its review of the reports received by it, or written representations from certain reporting persons that no filings were required for those persons, the Company believes that, during fiscal year 2003, its officers, directors and greater than ten percent stockholders complied with all applicable filing requirements.

ITEM 11.      EXECUTIVE COMPENSATION

Executive Officer Compensation

         The following tables set forth certain information concerning the compensation paid or accrued during each of the last three fiscal years by the Company and its subsidiaries to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers whose aggregate salary and bonus (including amounts of salary and bonus foregone to receive non-cash compensation) exceeded $100,000.

                           Summary Compensation Table


                                              Annual Compensation                 Long Term Compensation
                                         -----------------------------   ----------------------------------------
                                                                                  Awards                Payouts
                                                                         --------------------------    ----------
                                                                         Restricted    Securities                   All Other
                                 Fiscal                                     Stock      Underlying        LTIP         Compen-
Name and Principal Position       Year   Salary      Bonus(1)   Other     Awards(2)      Options       Payouts(3)    sation(4)
---------------------------       ----   ------      --------   -----     --------   --------------    ----------  ------------
Edward E. Cohen                   2003    $600,000    $400,000  $     0           0            0       $     0       $  318,769
   Chairman & Chief               2002     600,000     500,000        0       2,280      150,000             0        1,108,692
   Executive Officer              2001     600,000     450,000        0           0      100,000             0        1,628,325

Jonathan Z. Cohen                 2003     350,000     300,000        0           0            0             0            4,990
  President & Chief               2002     335,385     200,000        0       2,280      150,000             0            9,846
  Operating Officer               2001     282,932     160,000        0           0       45,000             0            9,538

Steven J. Kessler                 2003     300,000     150,000        0           0            0             0            6,000
   Senior Vice President &        2002     300,000     150,000        0       2,280       30,000             0           11,000
  Chief Financial Officer         2001     300,000     150,000        0           0       30,000             0            9,923

Freddie M. Kotek                  2003     250,000     200,000        0           0            0             0            6,000
   Senior Vice President          2002     248,677     150,000        0       2,280       30,000             0           11,000
                                  2001     200,000     125,000        0           0       30,000             0           10,500

Alan F. Feldman                   2003     300,000     100,000        0           0            0             0                0
   Senior Vice President          2002(5)               36,923  100,000      50,000            0       200,000                0



(1) Bonuses in any fiscal year are generally based upon the Company's performance in the prior fiscal year and the individual's contribution to that performance. From time to time, the Company may award bonuses in a fiscal year reflecting an individual's performance during that fiscal year.

(2) Reflects shares awarded under the Company's 1989 Employee Stock Ownership Plan, valued at the closing price of the Company's common stock at September 30, 2002. For purposes of this table, all shares are assumed to be fully vested. Mr. E. Cohen was 100% vested as of September 30, 1997. Mr. Kotek was 100% vested as of September 30, 2000. Messrs. J. Cohen and Kessler were 80% vested as of September 30, 2003 and will be fully vested on September 30, 2004. At September 30, 2003, the number of restricted shares held and the value of those restricted shares (in the aggregate, and valued at the closing market price of the Company's common stock on the dates of the respective grants) are: Mr.
         E. Cohen -60,775 shares ($123,272); Mr. J. Cohen - 285 shares ($2,280);
         Mr. Kessler - 313 shares ($2,488); and Mr. Kotek - 16,017 shares ($55,745). Cash dividends, as and when authorized by the Company's Board of Directors, have been and will continue to be paid to the Plan on the restricted shares.

(3) Except for the 1989 Employee Stock Ownership Plan, the stock option plans and the 401(k) Plan, reported elsewhere in this annual report, the Company does not have long-term incentive plans or pension or profit-sharing plans.

(4) All such amounts are matching payments made by the Company under the 401(k) Plan, except the amounts set forth for Mr. E. Cohen in 2003, 2002, and 2001 include $314,500, $1,100,000 and $926,800, respectively, of accrued obligations under a Supplemental Employment Retirement Plan established by the Company in March 1997 in connection with the employment agreement between Mr. E. Cohen and the Company. Additionally, $693,333 of the amount set forth for Mr. E. Cohen in 2001 represents a gross-up payment for taxes in connection with the Supplemental Employment Retirement Plan. See "Employment Agreements."

(5) Mr. Feldman's salary in 2002 is for the partial fiscal year period from the inception of his employment with the Company on August 1, 2002 through September 30, 2002. The salary reported for fiscal 2002 was based on an annual salary rate of $300,000 for fiscal 2002. Mr. Feldman's bonus in fiscal 2002 was a signing bonus associated with the inception of his employment with the Company. Mr. Feldman's other compensation in fiscal 2002 was a relocation expense reimbursement.

Option Grants and Exercises in Last Fiscal Year and Year-End Option Values

         The Company did not grant any stock options or stock appreciation rights to the named executive officers in fiscal 2003.

         The following table sets forth the aggregated option exercises during fiscal 2003, together with the number of unexercised options and their value on September 30, 2003, held by the executive officers listed in the Summary Compensation Table. No stock appreciation rights were exercised or held by the named executive officers in fiscal 2003.


                 Aggregated Option Exercises In Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                                                  Number of
                                                                            Securities Underlying       Value of Unexercised
                                                                                 Unexercised                In-the-Money
                                                                              Options at FY-End              Options at
                                      Shares Acquired                            Exercisable/           FY-End Exercisable/
Name                                    On Exercise     Value Realized(1)       Unexercisable              Unexercisable (2)
----                                    -----------           -----------       -------------           ---------------------
Edward E. Cohen                             225,000      $      866,672        287,500/162,500             $195,475/506,725
Jonathan Z. Cohen                            30,000             117,356        359,997/185,003              828,931/703,283
Steven J. Kessler                            75,000             275,391          47,500/37,500               43,080/105,330
Freddie M. Kotek                                  0                   0          61,995/37,500              312,390/105,330
Alan F. Feldman                                   0                   0         50,000/150,000              126,000/378,000


---------------
(1) Value is calculated by subtracting the total exercise price from the fair market value of the securities underlying the options at the date of exercise.

(2) Value is calculated by subtracting the total exercise price from the fair market value of the securities underlying the options at September 30, 2003.

Employment Agreements

         Edward E. Cohen serves as the Chairman of the Board of Directors and Chief Executive Officer of the Company under an employment agreement effective January 1, 1997. The agreement requires Mr. Cohen to devote as much of his business time to the Company as is necessary to the fulfillment of his duties, although it permits him to have outside business interests. The agreement provides for initial base compensation of $350,000 per year, which may be increased by the Compensation Committee of the Board based upon its evaluation of Mr. Cohen's performance. Mr. Cohen is eligible to receive incentive bonuses and stock option grants in amounts to be determined by the Compensation Committee of the Board and to participate in all employee benefit plans in effect during his period of employment.

         The agreement has a term of five years and, until notice to the contrary, the term is automatically extended so that, on any day on which the agreement is in effect, it has a then-current five year term. The agreement may be sooner terminated in the event of Mr. Cohen's disability extending for more than 240 days, death or retirement. Mr. Cohen also has the right to terminate the agreement upon a change in control or potential change in control of the Company, and for cause. Otherwise, Mr. Cohen may terminate the agreement upon 180 days' notice.

         The agreement provides the following termination benefits: (i) upon termination due to death, Mr. Cohen's estate will receive an amount equal to (a) five times Average Compensation (defined as the average of the annual total compensation received by Mr. Cohen in the three most highly compensated years during the previous nine years of employment), payable over 36 months, plus (b) to the extent Mr. Cohen has not received 120 months of Supplemental Employment Retirement Plan ("SERP") benefits, the balance thereof; (ii) upon termination due to disability, Mr. Cohen will receive a monthly benefit equal to one-twelfth of the product of (a) Average Compensation and (b) 75%, which will terminate upon the commencement of retirement benefits; (iii) upon termination by Mr. Cohen for cause, or upon a change in control or potential change in control, an amount equal to five times Average Compensation plus continuation of life, health, accident and disability insurance benefits for a period of 36 months or until Mr. Cohen reaches age 70; and (iv) upon termination by Mr. Cohen without cause, an amount equal to 25% of the amount referred to in item (i), above. In the event that any amounts payable to Mr. Cohen pursuant to items (i) through
(iv), above ("Total Benefits"), become subject to any excise tax imposed under
Section 4999 of the Internal Revenue Code of 1986 (the "Code"), the Company must pay Mr. Cohen an additional sum such that the net amounts retained by Mr. Cohen, after payment of excise, income and withholding taxes, shall equal Total Benefits.

         As required by the agreement, the Company has established a SERP for Mr. Cohen's benefit which will pay to Mr. Cohen, upon retirement after he has reached Retirement Age (defined by the agreement as age 62), a monthly retirement benefit equal to 75% of his Average Compensation, less any amounts payable under any other retirement plan of the Company in which Mr. Cohen participates. The Company has established two trusts to fund the SERP. The 1999 Trust purchased 100,000 shares of common stock of The Bancorp, Inc. See "Item
13. Certain Relationships and Related Party Transactions." The 2000 Trust holds 42,633 shares of convertible preferred stock of The Bancorp, Inc. and a loan to a limited partnership of which Edward Cohen and Daniel Cohen, a son of Edward Cohen and a former officer and director of the Company, own the beneficial interests. This loan was acquired for its outstanding balance of $720,167 by the 2000 Trust in April 2001 from a corporation of which Edward Cohen is the Chairman and Jonathan Cohen is the President. In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which Daniel Cohen is the principal shareholder and a director. The fair value of the 1999 Trust is approximately $1.1 million at September 30, 2003. This trust and its assets are not included in the Company's consolidated balance sheet. However, its assets are considered in determining the amount of the Company's liability under the SERP.

         The carrying value of the assets in the 2000 Trust is approximately $3.6 million at September 30, 2003 and, because it is a "Rabbi Trust" its assets are included in Other Assets in the Company's consolidated balance sheets and the Company's liability under the SERP has not been reduced by the value of those assets.

         For information regarding Mr. Cohen's compensation during each of the last three fiscal years, see "Item 11. Executive Officer Compensation."

         Steven J. Kessler serves as the Senior Vice President and Chief Financial Officer of the Company under an employment agreement dated October 5, 1999. The agreement provides for initial base compensation of $300,000 per year, which may be increased by the Compensation Committee of the Board based upon its evaluation of Mr. Kessler's performance. Mr. Kessler is eligible to receive incentive bonuses and stock option grants in amounts to be determined by the Board and to participate in all employee benefit plans in effect during his period of employment.

         The agreement has a term of three years and, until notice to the contrary, the term is automatically extended so that, on any day on which the agreement is in effect, it has a then-current three year term. The agreement can be sooner terminated in the event of Mr. Kessler's disability extending for more than 240 days or death. Mr. Kessler also has the right to terminate the agreement upon a change in control of the Company, and for cause. Otherwise, Mr. Kessler can terminate the agreement upon 180 days' notice.

         The agreement provides the following termination benefits: (i) upon termination due to death, Mr. Kessler's estate will receive an amount equal to three times Average Compensation (defined as the average of the annual total compensation received by Mr. Kessler in the three most highly compensated years during the previous nine years of employment) (payable over 36 months); (ii) upon termination due to disability, Mr. Kessler will receive a monthly benefit equal to one-twelfth of the product of (a) Average Compensation and (b) 75%; and
(iii) upon termination by Mr. Kessler for cause, or upon a change in control, an amount equal to three times Average Compensation plus continuation of life, health, accident and disability insurance benefits for a period of 36 months. In the event that any amounts payable to Mr. Kessler pursuant to items (i) through
(iii), above ("Total Benefits"), become subject to any excise tax imposed under
Section 4999 of the Code, the Company is required to pay Mr. Kessler an additional sum such that the net amounts retained by Mr. Kessler, after payment of excise, income and withholding taxes, shall equal Total Benefits.

         The terms of the Company's employment agreement with Jonathan Z. Cohen as of October 1999 are substantially similar to the terms of the Company's employment agreement with Mr. Kessler described above, except as follows: Mr. J. Cohen serves as President, Chief Operating Officer and a director of the Company; Mr. J. Cohen's initial base compensation is $200,000 per year; Mr. J. Cohen is expressly permitted to have outside business interests; and Mr. J. Cohen has the right to terminate the agreement upon a potential change in control of the Company.

Director Compensation

         Effective as of March 2003, each non-employee director of the Company receives a retainer of $35,000 per year. A total of $109,000 was paid to five non-employee directors for board service during fiscal 2003, including one non-employee director, Alan D. Schreiber, who resigned from the Board of Directors on April 30, 2003.

         Each non-employee director of the Company is eligible to participate in the 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan (the "2002 Plan"), which was approved by the Company's stockholders on April 29, 2002. Under the 2002 Plan, non-employee directors ("Eligible Directors") are awarded Units representing the right to receive one share of Company common stock for each Unit awarded. Upon becoming an Eligible Director, each Eligible Director is awarded Units equal to $15,000 divided by the closing price of the Company's common stock on the date of grant. Eligible Directors are each awarded additional Units equal to $15,000 divided by the closing price of the Company's common stock on the date of grant on each anniversary of the date of initial grant. Units vest on the later of: (i) the fifth anniversary of the date he or she became an Eligible Director and (ii) the first anniversary of the grant of those Units, except that Units will vest sooner upon a change in control of the Company or death or disability of an Eligible Director, provided the Eligible Director completed at least six months of service. Upon termination of service by an Eligible Director, the Company will issue shares of Company common stock equal to the number of vested Units held by the Eligible Director, but all unvested Units are forfeited. The 2002 Plan provides for the issuance of a maximum of 75,000 Units and terminates on April 29, 2012, except with respect to previously awarded grants. As of the date of this annual report, four directors are deemed to be Eligible Directors, 12,732 Units have been awarded to such Eligible Directors and 7,540 Units have been forfeited under the 2002 Plan.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Directors consists of Messrs. Campbell, Neff and White. None of such persons was an officer or employee of the Company or any of its subsidiaries during fiscal year 2003 or was formerly an officer of the Company or any of its subsidiaries. No executive officer of the Company has been a director or executive officer of any entity of which any member of the Compensation Committee has been a director or executive officer during fiscal year 2003.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of shares of common stock owned, as of December 15, 2003, by (a) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of the Company's present directors,
(c) each of the Company's executive officers, and (d) all of the Company's present executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.



                                                                                       Common Stock
                                                                                   --------------------
                                                                                   Amount and Nature of           Percent of
Beneficial Owner                                                                   Beneficial Ownership              Class
----------------                                                                   --------------------           -----------
Directors
---------
Carlos C. Campbell...........................................................          16,837 (1)(2)                *
Edward E. Cohen..............................................................       1,798,493 (3)(4)(6)(7)(8)(9)   10.18%
Jonathan Z. Cohen............................................................         474,013 (3)(4)(6)(7)(10)      2.67%
Andrew M. Lubin..............................................................          17,197 (1)(2)                *
P. Sherrill Neff.............................................................          13,357 (1)(2)                *
John S. White................................................................          17,357 (1)(2)                *

Non-Director Executive Officers
-------------------------------
Steven J. Kessler............................................................         116,374 (3)(4)(6)(7)          *
Freddie M. Kotek.............................................................         135,668 (3)(4)(5)(6)(7)       *
Alan F. Feldman..............................................................          50,000 (6)(7)                *
Nancy J. McGurk..............................................................         102,674 (3)(4)(5)(6)(7)       *
All present executive officers and directors as a group (10 persons).........       2,695,720
(1)(2)(3)(4)(5)(6)(7)(8)(9) .........................14.71%


Other Owners of More Than
5% of Outstanding Shares
-------------------------
Cobalt Capital Management, Inc.(11)..........................................       1,741,800                      10.04%
Dimensional Fund Advisors Inc.(12)...........................................       1,590,571                       9.17%
First Financial Fund, Inc.(13)...............................................         959,315                       5.53%
Thomson Horstmann & Bryant, Inc.(14).........................................         949,095                       5.47%
Wellington Management Company, LLP(15).......................................       1,411,720                       8.13%
James C. Eigel(16)...........................................................       1,071,977                       6.18%

--------------
* Less than 1%

(1) Includes vested units representing the right to receive one share of Company common stock per unit granted under the Company's 1997 Non-Employee Directors Deferred Stock and Deferred Compensation Plan in the following amounts: Mr. Campbell - 15,000 units; Mr. Lubin - 15,000 units; Mr. Neff - 12,000 units; and Mr. White - 15,000 units.

(2) Includes vested units representing the right to receive one share of Company common stock per unit granted under the Company's 2002 Non-Employee Directors Deferred Stock and Deferred Compensation Plan in the following amounts: Mr. Campbell - 1,357 units; Mr. Lubin - 1,357 units; Mr. Neff - 1,357 units; and Mr. White - 1,357 units.

(3) Includes shares allocated under the Company's 1989 Employee Stock Ownership Plan in the following amounts: Mr. E. Cohen - 60,775 shares; Mr. J. Cohen - 285 shares; Mr. Kessler - 313 shares; Mr. Kotek - 16,017 shares; and Ms. McGurk - 10,426 shares, as to which each has voting power.

(4) Includes shares allocated under the Company's Investment Savings Plan (the "401(k) Plan") in the following amounts: Mr. E. Cohen - 18,765 shares; Mr. J. Cohen - 11,231 shares; Mr. Kessler - 11,545 shares; Mr. Kotek - 17,673 shares; and Ms. McGurk - 20,686 shares, as to which each has voting power.

(5) Includes shares issuable on exercise of options granted under the Company's 1989 Key Employee Stock Option Plan in the following amounts:
         Mr. Kotek - 29,495 shares; and Ms. McGurk - 33,708 shares.

(6) Includes shares issuable on exercise of options granted under the Company's 1999 Key Employee Stock Option Plan in the following amounts:
         Mr. E. Cohen - 275,000 shares; Mr. J. Cohen - 263,334 shares; Mr. Feldman - 6,633 shares; Mr. Kessler - 47,500 shares; Mr. Kotek - 32,500 shares; and Ms. McGurk - 17,500 shares.

(7) Includes shares issuable on exercise of options granted under the Company's 2002 Key Employee Stock Option Plan in the following amounts:
         Mr. E. Cohen - 37,500 shares; Mr. J. Cohen - 37,500 shares; Mr. Feldman
         - 43,367 shares; Mr. Kessler - 7,500 shares; Mr. Kotek - 7,500 shares; and Ms. McGurk - 2,500 shares.

(8) Includes 449,516 shares held by a private charitable foundation, of which Mr. E. Cohen serves as a co-trustee. Mr. E. Cohen disclaims beneficial ownership of these shares.

(9) Includes 92,500 shares held in trusts for the benefit of Mr. E. Cohen's spouse and/or children. Mr. E. Cohen disclaims beneficial ownership of these shares.

(10) Includes 46,250 shares held in a trust of which Mr. J. Cohen is a co-trustee and co-beneficiary. These shares are also included in the shares referred to footnote 9 above.

(11) This information is based on Schedule 13G/A filed with the United States Securities and Exchange Commission on February 14, 2003. The address for Cobalt Capital Management, Inc. is 237 Park Avenue, Suite 801, New York, New York 10017.

(12) This information is based on Schedule 13G/A filed with the United States Securities and Exchange Commission on February 13, 2003. Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over 1,590,571 shares of the Company's common stock as of December 31, 2002. The Funds own all of these securities. Dimensional disclaims beneficial ownership of such securities. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(13) This information is based on Schedule 13G/A filed with the United States Securities and Exchange Commission on February 14, 2003. All 959,315 shares are also included in the shares beneficially owned by Wellington Management Company, LLP. See footnote 15 below. The address for First Financial Fund, Inc. is Gateway Center Three, 100 Mulberry Street, 9th Floor, Newark, New Jersey 07102-7503.

(14) This information is based on Schedule 13G/A filed with the United States Securities and Exchange Commission on January 9, 2003. Includes 479,662 shares as to which sole voting power is claimed and 949,095 shares as to which sole dispositive power is claimed. The address for Thomson Horstmann & Bryant, Inc. is Park 80 West, Plaza Two, Saddle Brook, New Jersey 07663.

(15) This information is based on Schedule 13G/A filed with the United States Securities and Exchange Commission on February 12, 2003. Includes 273,797 shares as to which shared voting power is claimed and 1,411,720 shares as to which shared dispositive power is claimed. Includes 959,315 shares beneficially owned by First Financial Fund, Inc. See footnote 13 above. The address for Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(16) This information is based on Schedule 13G/A filed with the United States Securities and Exchange Commission on February 14, 2003. Includes shares held by nominees. Mr. Eigel's address is 1201 Edgecliff Place, Cincinnati, Ohio 45206.

Equity Compensation Plan Information

         The following table summarizes certain information about the Company's equity compensation plans, in the aggregate, as of September 30, 2003.


-----------------------------------------------------------------------------------------------------------------------
                                                                                      Number of securities remaining
                              Number of securities to    Weighted-average exercise     available for future issuance
                              be issued upon exercise      price of outstanding       under equity compensation plans
                              of outstanding options,      options, warrants and      (excluding securities reflected
                                warrants and rights               rights                      in column (a))
-----------------------------------------------------------------------------------------------------------------------
       Plan category                    (a)                         (b)                             (c)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved  by security
holders                              1,918,986                    $ 10.39                         288,599
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders(1)                            36,554                      $ 0.11                             0
-----------------------------------------------------------------------------------------------------------------------
Total                                1,955,540                    $ 10.21                         288,599
-----------------------------------------------------------------------------------------------------------------------


---------------
(1) In connection with the acquisition of Atlas America, the Company issued options for 120,213 shares at an exercise price of $0.11 per share to certain employees of Atlas America who had held options of Atlas America before its acquisition by the Company. Options for 36,554 shares remained outstanding and exercisable as of September 30, 2003.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities:

         Relationship with Brandywine Construction & Management, Inc. ("BCMI"). BCMI manages the properties underlying 16 of the Company's real estate loans and real estate and FIN 46 assets. Adam Kauffman ("Kauffman"), President of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of seven of the borrowers. Edward E. Cohen ("E. Cohen"), the Company's chairman and chief executive officer, is the chairman of BCMI and holds approximately 8% of its common stock.

         In September 2001, the Company sold a wholly-owned subsidiary to BCMI for $4.0 million, recognizing a gain of $356,000. The $4.0 million consideration paid to the Company included a $1.0 million non-recourse note from BCMI, which note BCMI repaid in full to the Company in October 2003.

         Relationship with RAIT Investment Trust ("RAIT"). Organized by the Company in 1997, RAIT is a real estate investment trust in which, as of September 30, 2003, the Company owned approximately 4% of the shares of beneficial interests. Betsy Z. Cohen ("B. Cohen"), Mr. E. Cohen's spouse, is the chief executive officer of RAIT, and Jonathan Z. Cohen ("J. Cohen"), a son of E. and B. Cohen and the president and chief operating officer and a director of the Company, is the vice chairman, secretary and a trustee of RAIT. Scott F. Schaeffer, a former officer and director of the Company, is RAIT's president and chief operating officer.

         In December 2003 RAIT provided the Company a standby commitment to provide bridge financing in the amount of $10.0 million. RAIT received a $100,000 facilitation fee from the Company in connection with providing this standby commitment. On January 15, 2004, the Company borrowed the $10.0 million from RAIT, and on January 21, 2004, the Company repaid RAIT in full.

         Relationship with The Bancorp, Inc. ("TBI"). The Company owns 9.7% of the outstanding common stock of TBI. B. Cohen and Daniel G. Cohen ("D. Cohen") are officers and directors of TBI. D. Cohen, a son of E. and B. Cohen, is a former officer and director of the Company.

         Relationship with Ledgewood. Until April 1996, E. Cohen was of counsel to Ledgewood Law Firm ("Ledgewood"). The Company paid Ledgewood $1.2 million during fiscal 2003 for legal services rendered to the Company. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

         Relationship with Retirement Trusts. Upon his retirement, E. Cohen is entitled to receive payments from a Supplemental Employee Retirement Plan ("SERP"). See "Employment Agreements."

         Relationship with Cohen Bros. & Company. During fiscal 2003, the Company purchased 26,450 shares of its common stock at a cost of $212,100 from Cohen Bros. & Company. D. Cohen is the principal owner of the corporate parent of Cohen Bros. & Company.

         Relationship with 9 Henmar. The Company owns a 50% interest in the Trapeza entities that have sponsored collateralized debt obligation issuers ("CDO issuers") and manage pools of trust preferred securities acquired by the CDO issuers. The Trapeza entities and CDO issuers were originated and developed in large part by D. Cohen. The Company has agreed to pay his company, 9 Henmar LLC ("9 Henmar"), 10% of the fees the Company receives in connection with Trapeza entities one through four and their management of the trust preferred securities held by the CDO issuers. In fiscal 2003, the Company paid 9 Henmar $93,400 in such fees. In addition, the Company made advances of $1.4 million in fiscal 2003 to 9 Henmar for its expenses in connection with originating and developing the Trapeza entities and the CDO issuers. All of such advances were reimbursed to the Company by the CDO issuers by September 30, 2003.

         Relationship with Certain Borrowers and Purchasers of Real Estate Loans. The Company has from time to time purchased loans in which affiliates of the Company were or have become affiliates of the borrowers.

         In January 2004, a property underlying one of the Company's loans was sold to an affiliate of D. Cohen, which was the highest bidder for the property. In 2002, an entity affiliated with D. Cohen acquired beneficial ownership of the property and a 12.5% participation interest in a loan the Company held on that property from an unrelated third party. In connection with the sale of the property, the Company received proceeds of $2.8 million, of which $250,000
(less than its 12.5% participation interest) was paid to such enity.

         In October 2003, the Company recapitalized a loan it acquired in 1998 under a plan of reorganization in bankruptcy for a cost of $95.6 million. At the time of such acquisition, an order of the bankruptcy court required that legal title to the property underlying the loan be transferred. To comply with that order, to maintain control of the property and to protect the Company's interest, an entity whose general partner is a subsidiary of the Company and whose limited partners are Messrs. Schaeffer, D. Cohen and E. Cohen (with a 94% aggregate beneficial interest), assumed title to the property. As part of the recapitalization, Messrs. E. Cohen and Schaeffer transferred all of their interests to an unrelated third party for no consideration and D. Cohen transferred all of his interest (except for a 15% interest, which he retained) to such third party for no consideration. In consideration for the limited partners' agreeing to the recapitalization of the loan, the Company agreed to repay the limited partners the amount that they had paid to the Company in 1998 for the interests transferred in October 2003, without interest. Such payment was $200,000 in the aggregate.

         In October 2003 the property underlying one of the Company's loans was sold to an entity of which D. Cohen is an affiliate of the general partner, which entity was the highest bidder for the property. Prior to such sale, the property had been owned by a partnership in which Messrs. E. Cohen, D. Cohen and Kauffman and Ms. B. Cohen were limited partners. The property was sold for $343,000 more than the Company's net investment in the property.

         In September 2003, the Company foreclosed on a property securing a loan held by the Company since 1997. In 2000, to protect the Company's interest, the property was purchased by a limited partnership owned in equal parts by Messrs. Schaeffer, Kauffman, E. Cohen and D. Cohen.

         Relationship with Certain Lienholders. In 1997, the Company acquired a first mortgage lien with a face amount of $14.0 million and a book value of $4.5 million on a hotel property owned by a corporation in which, on a fully diluted basis, J. Cohen and E. Cohen would have a 19% interest. The corporation acquired the property through foreclosure of a subordinate loan. In May 2003, the Company acquired this property through further foreclosures proceedings and recorded write-downs of $2.7 million associated with this property in fiscal 2003.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

         The aggregate fees billed by the Company's independent auditors, Grant Thornton LLP, for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended September 30, 2003 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal year ended September 30, 2003 were $754,678.

Financial Information Systems Design and Implementation Fees

         Grant Thornton LLP billed no fees for professional services rendered to the Company for information technology services relating to financial information systems design and implementation for the fiscal year ended September 30, 2003.

All Other Fees

         The aggregate fees billed by Grant Thornton LLP for services rendered to the Company, other than services described above under "Audit Fees" and "Financial Information Systems Design and Implementation Fees," for the fiscal year ended September 30, 2003 were $346,103.

Other Matters

         Since Grant Thornton did not provide information technology services to the Company during fiscal 2003, the Audit Committee was not required to consider whether the provision of such services impacted their independence. The Audit Committee did consider whether the provision of the other non-audit services performed by Grant Thornton is compatible with maintaining Grant Thornton's independence.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K/A:

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

                  2.  Financial Statement Schedules

                      Schedule I - Condensed Financial Information of the
                                   Registrant
                      Schedule III - Investments in Real Estate
                      Schedule IV - Investments in Mortgage Loans on Real Estate

                  3.  Exhibits

                      Exhibit No.      Description
                      -----------      -----------
                          3.1          Restated Certificate of Incorporation of Resource America. (1)
                          3.2          Amended and Restated Bylaws of Resource America. (1)
                          4.1          Indenture,  dated as of July 22, 1997,  between  Resource  America and The Bank of New
                                       York(3)
                         10.1          Employment  Agreement  between Edward E. Cohen and Resource  America,  dated March 11,
                                       1997. (2)
                         10.2          Revolving  Credit Loan Agreement dated July 27, 1999 by and between  Resource  America and Sovereign Bank. (4)
                         10.2(a)       Modification of Revolving Credit Loan Agreement dated September 15, 2003. (13)
                         10.3          Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between
                                       Resource  Properties,  Inc.,  Resource  Properties 53, Inc., Resource Properties XXIV,
                                       Inc., Resource Properties XL, Inc. and Sovereign Bank(4)
                         10.3(a)       Modification of Revolving Credit Loan and Security Agreement dated March 30, 2000.(4)
                         10.3(b)       Second Modification of Revolving Credit and Loan Agreement dated April 30, 2002.(13)
                         10.3(c)       Third Modification of Revolving Credit and Loan Agreement, dated September 15, 2003.(13)
                         10.4          Employment Agreement between Steven J. Kessler and Resource America,  dated October 5,
                                       1999. (1)
                         10.5          Employment  Agreement between Nancy J. McGurk and Resource  America,  dated October 5,
                                       1999. (1)
                         10.5          Employment Agreement between Jonathan Z. Cohen and Resource America,  dated October 5,
                                       1999. (4)
                         10.7          Amended  and  Restated  Loan  Agreement,  dated  December  14,  1999,  among  Resource
                                       Properties XXXII, Inc.,  Resource  Properties  XXXVIII,  Inc., Resource Properties II,
                                       Inc., Resource Properties 51, Inc.,  Resource  Properties,  Inc., Resource America and
                                       Jefferson Bank (now known as Hudson United Bank). (4)
                         10.6          Revolving Credit Agreement and Assignment between LEAF Financial Corporation and
                                       National City Bank, and related guaranty from Resource America, dated June 11,
                                       2002.(5)
                         10.6(a)       Amendment to Revolving Credit Agreement dated March 28, 2003.(13)
                         10.6(b)       Second Amendment to Revolving Credit Agreement dated April 1, 2003. (13)
                         10.7          Credit Agreement among Atlas America, Inc., Resource America, Inc., Wachovia Bank,
                                       National Association, and other banks party thereto, dated July 31, 2002.(5)
                         10.7(a)       First Amendment to Credit Agreement dated September 29, 2003. (13)
                         10.8          Credit  Agreement  among  Atlas  Pipeline  Partners,  L.P.,  Wachovia  Bank,  National
                                       Association, and the other parties thereto, dated December 27, 2002. (6)
                         10.8(b)       Second Amendment to Credit Agreement dated March 28, 2003. (13)
                         10.8(c)       Third Amendment to Credit Agreement dated September 15, 2003. (13)
                         10.9          Revolving  Credit  Agreement and Assignment  among LEAF Financial  Corporation,  Lease
                                       Equity  Appreciation  Fund I, L.P.,  LEAF Funding,  Inc. and Commerce  Bank,  National
                                       Association dated May 28, 2003. (13)
                         10.10         Purchase and Sale Agreement  between Atlas Pipeline  Partners,  L.P. and SEMCO Energy,
                                       Inc. dated September 16, 2003. (13)
                         10.11         1989 Key Employee Stock Option Plan, as amended.(7)
                         10.12         1997 Key Employee Stock Option Plan.(8)
                         10.13         1997 Stock Option Plan for Directors.(8)
                         10.14         1997 Non-Employee Director Stock Option Plan.(8)
                         10.15         1999 Key Employee Stock Option Plan.(9)
                         10.16         Employee Stock Ownership Plan.(10)
                         10.17         2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan.(11)
                         10.18         2002 Key Employee Stock Option Plan(12)
                         12.1          Statement re: computation of ratios (13)
                         21.1          Subsidiaries of Resource America (13)
                         31.1          Rule 13a-14(a)/15d-14(a) Certifications
                         31.2          Rule 13a-14(a)/15d-14(a) Certifications
                         32.1          Section 1350 Certifications
                         32.2          Section 1350 Certifications



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

(13) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2003 and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         RESOURCE AMERICA, INC. (Registrant)
     January 28, 2004                    By:  /s/ Edward E. Cohen
                                              ----------------------------------
                                         Chairman of the Board and
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Edward E. Cohen                                  Chairman of the Board,                  January 28, 2004
--------------------------------------------         and Chief Executive Officer
EDWARD E. COHEN

/s/ Jonathan Z. Cohen                                Director, President                     January 28, 2004
--------------------------------------------         and Chief Operating Officer
JONATHAN Z. COHEN

/s/ Carlos C. Campbell                               Director                                January 28, 2004
--------------------------------------------
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin                                  Director                                January 28, 2004
--------------------------------------------
ANDREW M. LUBIN

/s/ P. Sherrill Neff                                 Director                                January 28, 2004
--------------------------------------------
P. SHERRILL NEFF

/s/ John S. White                                    Director                                January 28, 2004
--------------------------------------------
JOHN S. WHITE

/s/ Steven J. Kessler                                Senior Vice President                   January 28, 2004
--------------------------------------------         and Chief Financial Officer
STEVEN J. KESSLER

/s/ Nancy J. McGurk                                  Vice President-Finance                  January 28, 2004
--------------------------------------------         and Chief Accounting Officer
NANCY J. McGURK


