Form 10-Q
period 2003-12-31
RESOURCE AMERICA INC
filed 2004-02-17
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-4408

                             RESOURCE AMERICA, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                      72-0654145
       --------                                                      ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

1845 Walnut Street
Suite 1000
Philadelphia, PA                                                        19103
----------------                                                        -----
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

                      17,359,218 Shares at February 1, 2004

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

PART I        FINANCIAL INFORMATION
                                                                                                                       PAGE
                                                                                                                       ----
     Item 1.     Financial Statements

                 Consolidated Balance Sheets - December 31, 2003 (Unaudited)
                    and September 30, 2003....................................................................            2

                 Consolidated Statements of Income (Unaudited)
                    Three Months Ended December 31, 2003 and 2002.............................................            3

                 Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    Three Months Ended December 31, 2003......................................................            4

                 Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended December 31, 2003 and 2002.............................................            5

                 Notes to Consolidated Financial Statements - December 31, 2003 (Unaudited)...................       6 - 22

     Item 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (unaudited).....................................................      23 - 35

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk...................................      36 - 37

     Item 4.     Controls and Procedures......................................................................           38

PART II       OTHER INFORMATION

     Item 4.     Submission of Matters to a Vote of Security Holders..........................................           39

     Item 6.     Exhibits and Reports on Form 8-K.............................................................           39

SIGNATURES....................................................................................................           40

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,        September 30,
                                                                                            2003                 2003
                                                                                        -------------       --------------
                                                                                        (unaudited)
                                                                                        (in thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents........................................................    $      30,849       $       41,129
   Accounts receivable and prepaid expenses.........................................           35,509               30,416
   FIN 46 entities' and other assets held for sale..................................          121,149              222,677
                                                                                        -------------       --------------
     Total current assets...........................................................          187,507              294,222

Investments in real estate loans and real estate....................................           72,458               68,936
FIN 46 entities' assets.............................................................           67,897               78,247
Investment in RAIT Investment Trust.................................................           17,117               20,511
Property and equipment, net.........................................................          151,483              143,410
Other assets........................................................................           24,291               19,509
Intangible assets, net..............................................................            8,199                8,476
Goodwill............................................................................           37,471               37,471
                                                                                        -------------       --------------
                                                                                        $     566,423       $      670,782
                                                                                        =============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt................................................    $      14,948       $       59,471
   Secured revolving credit facilities - leasing....................................           14,370                7,168
   Accounts payable.................................................................           21,681               19,065
   FIN 46 entities' and other liabilities associated with assets held for sale......           81,129              141,473
   Accrued liabilities..............................................................           15,220               14,626
   Liabilities associated with drilling contracts...................................           40,551               22,158
                                                                                        -------------       --------------
     Total current liabilities......................................................          187,899              263,961

Long-term debt......................................................................           53,974               73,696

Deferred revenue and other liabilities..............................................            3,677                3,633
FIN 46 entities' liabilities........................................................           33,263               45,184
Deferred income taxes...............................................................           14,218               12,878
Minority interest in Atlas Pipeline Partners, L.P...................................           43,551               43,976
Commitments and contingencies.......................................................               --                   --

Stockholders' equity:
   Preferred stock $1.00 par value: 1,000,000 authorized shares.....................               --                   --
   Common stock, $.01 par value: 49,000,000 authorized shares.......................              255                  255
   Additional paid-in capital.......................................................          227,201              227,211
   Less treasury stock, at cost.....................................................          (78,798)             (78,860)
   Less ESOP loan receivable........................................................           (1,129)              (1,137)
   Accumulated other comprehensive income...........................................            5,174                5,611
   Retained earnings................................................................           77,138               74,374
                                                                                        -------------       --------------
     Total stockholders' equity.....................................................          229,841              227,454
                                                                                        -------------       --------------
                                                                                        $     566,423       $      670,782
                                                                                        =============       ==============

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                               December 31,
                                                                                      -------------------------------
                                                                                          2003                2002
                                                                                      -----------         -----------
                                                                                              (in thousands)
REVENUES
Energy..........................................................................      $    35,733         $    17,960
Real estate.....................................................................            4,383               3,159
Leasing.........................................................................            1,624               1,147
Equity in earnings of Trapeza entities..........................................              959                 122
Interest, dividends, gains and other............................................            1,829               1,972
                                                                                      -----------         -----------
                                                                                           44,528              24,360

COSTS AND EXPENSES
Energy..........................................................................           23,326              10,986
Real estate finance.............................................................            3,838                 846
Leasing.........................................................................            1,546                 999
General and administrative......................................................            2,325               1,572
Depreciation, depletion and amortization........................................            3,437               2,983
Interest........................................................................            2,667               3,338
Provision for possible losses...................................................              300                 373
Minority interest in Atlas Pipeline Partners, L.P...............................            1,273                 645
                                                                                      -----------         -----------
                                                                                           38,712              21,742
                                                                                      -----------         -----------
Income from continuing operations before income taxes...........................            5,816               2,618
Provision for income taxes......................................................            2,035                 837
                                                                                      -----------         -----------
Income from continuing operations...............................................            3,781               1,781
Loss on discontinued operations, net of income tax benefit of $236..............             (438)                 --
                                                                                      -----------         -----------

Net income......................................................................      $     3,343         $     1,781
                                                                                      ===========         ===========

Net income (loss) per common share - basic:
From continuing operations......................................................      $       .22         $       .10
Discontinued operations.........................................................             (.03)                 --
                                                                                      -----------         -----------
Net income per common share - basic.............................................      $       .19         $       .10
                                                                                      ===========         ===========
Weighted average common shares outstanding......................................           17,355              17,369
                                                                                      ===========         ===========

Net income (loss) per common share - diluted:
From continuing operations......................................................      $       .21         $       .10
Discontinued operations.........................................................             (.02)                 --
                                                                                      -----------         -----------

Net income per common share - diluted...........................................      $       .19         $       .10
                                                                                      ===========         ===========

Weighted average common shares..................................................           17,953              17,647
                                                                                      ===========         ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 2003
                                   (Unaudited)
                        (in thousands, except share data)


                                                    Common stock         Additional          Treasury Stock             ESOP
                                             ---------------------------   Paid-In      ------------------------        Loan
                                                 Shares       Amount       Capital       Shares         Amount       Receivable
                                             ----------------------------------------------------------------------------------
Balance, October 1, 2003..................       25,463,645   $     255  $   227,211    (8,113,500)   $  (78,860)     $  (1,137)
Common shares issued......................            2,000          --           16            --            --             --
Treasury shares issued....................               --          --          (26)        2,930            62             --
Other comprehensive income................               --          --           --            --            --             --
Cash dividends ($.033 per share)..........               --          --           --            --            --             --
Repayment of ESOP Loan....................               --          --           --            --            --              8
Net income................................               --          --           --            --            --             --
                                                 ------------------------------------------------------------------------------
Balance, December 31, 2003................       25,465,645   $     255  $   227,201    (8,110,570)   $  (78,798)     $  (1,129)
                                                 ==========   =========  ===========    ===========   ===========     ==========

                                                Accumulated
                                                   Other                         Totals
                                               Comprehensive     Retained    Stockholders'
                                                   Income        Earnings        Equity
                                               -------------------------------------------
Balance, October 1, 2003..................      $      5,611    $   74,374     $   227,454
Common shares issued......................                --            --              16
Treasury shares issued....................                --            --              36
Other comprehensive income................              (437)           --            (437)
Cash dividends ($.033 per share)..........                --          (579)           (579)
Repayment of ESOP Loan....................                --            --               8
Net income................................                --         3,343           3,343
                                                ------------------------------------------
Balance, December 31, 2003................      $      5,174    $   77,138     $   229,841
                                                ============    ==========     ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                               December 31,
                                                                                       -----------------------------
                                                                                          2003                2002
                                                                                       ---------           ---------
                                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................................      $   3,343           $   1,781
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization.......................................          3,437               2,983
  Amortization of discount on senior debt and deferred finance costs.............            398                 333
  Provision for possible losses..................................................            300                 373
  Equity in earnings of Trapeza entities.........................................           (959)               (122)
  Equity in (earnings) losses of other equity investees..........................           (137)                348
  Minority interest in Atlas Pipeline Partners, L.P..............................          1,273                 645
  Loss on discontinued operations................................................            438                  --
  Net loss on asset dispositions and buyback of senior notes.....................          1,442                (818)
  Gain on sale of RAIT Investment Trust shares...................................         (2,508)               (969)
  Property impairments and abandonments..........................................              6                   6
  Deferred income taxes..........................................................           (605)              1,573
  Accretion of discount..........................................................           (557)               (695)
  Collection of interest.........................................................             --                  91
  Non-cash compensation .........................................................             35                  36
Net change in FIN 46 entities' net assets and other net assets held for sale.....         (1,594)                 --
Changes in operating assets and liabilities......................................         19,220               7,076
                                                                                       ---------           ---------
Net cash provided by operating activities........................................         23,532              12,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.............................................................        (11,156)             (4,185)
Payments received on real estate loans and real estate...........................          1,431               3,764
Investments in real estate loans and real estate.................................           (255)             (1,160)
Proceeds from sale of assets.....................................................             43                   6
Proceeds from sale of RAIT Investment Trust shares...............................          5,612               3,401
Net investments in Trapeza entities..............................................         (2,647)             (3,025)
(Increase) decrease in other assets..............................................           (658)                162
                                                                                       ---------           ---------
Net cash provided by (used in) investing activities..............................         (7,630)             (1,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings.......................................................................         53,868              42,695
Principal payments on borrowings.................................................       (112,322)            (26,828)
Dividends paid ..................................................................           (579)               (582)
Distributions paid to minority interests of Atlas Pipeline Partners, L.P.........         (1,683)               (875)
Purchase of treasury stock.......................................................             --              (1,597)
Repayment of ESOP loan...........................................................              8                   8
Increase in other assets.........................................................            (31)               (496)
Proceeds from issuance of stock..................................................             16                  --
                                                                                       ---------           ---------
Net cash (used in) provided by financing activities..............................        (60,723)             12,325
                                                                                       ---------           ---------
Net cash provided by (used in) discontinued operations...........................         34,541              (5,624)
                                                                                       ---------           ---------
(Decrease) increase in cash and cash equivalents.................................        (10,280)             18,305
Cash and cash equivalents at beginning of period.................................         41,129              25,736
                                                                                       ---------           ---------
Cash and cash equivalents at end of period.......................................      $  30,849           $  44,041
                                                                                       =========           =========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for Atlas Pipeline Partners, L.P. ("Atlas Pipeline"). In addition, commencing with the adoption of FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46") on July 1, 2003 the Company has consolidated certain variable interest entities ("VIEs") in which the Company has determined that it is the primary beneficiary.

         The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of December 31, 2003 and for the three months ended December 31, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2003. The results of operations for the three months ended December 31, 2003 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2004.

         Certain reclassifications have been made to the consolidated financial statements as of September 30, 2003 and for the three months ended December 31, 2002 to conform to the presentation as of and for the three months ended December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

         The following table presents comprehensive income for the periods indicated:

                                                                                              Three Months Ended
                                                                                                  December 31,
                                                                                       ---------------------------------
                                                                                           2003                  2002
                                                                                       -------------         -----------
                                                                                                (in thousands)
Net income.........................................................................    $       3,343         $     1,781

Other comprehensive income (loss):
   Unrealized gain on investment in RAIT Investment Trust, net of taxes of
     $643 and $442.................................................................            1,194                 858
   Less: reclassification adjustment for gain realized in net income, net of taxes
     of $887 and $359..............................................................           (1,631)               (610)
                                                                                       -------------         -----------
                                                                                                (437)                248
   Unrealized loss on natural gas futures and options contracts,
     net of taxes of $142..........................................................               --                (275)
   Less: reclassification adjustment for losses realized in net income, net of
     taxes of $33..................................................................               --                  63
                                                                                       -------------         -----------
                                                                                                  --                (212)
                                                                                       -------------         -----------
Comprehensive income...............................................................    $       2,906         $     1,817
                                                                                       =============         ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Comprehensive Income - (Continued)

         Accumulated other comprehensive income is related to the following:

                                                                                        December 31,        September 30,
                                                                                           2003                 2003
                                                                                       -------------         -----------
                                                                                                (in thousands)
Marketable securities-unrealized gains..........................................       $       5,174         $     5,611
                                                                                       =============         ===========

Property and Equipment

         Property and equipment consists of the following:

                                                                                        December 31,        September 30,
                                                                                            2003                 2003
                                                                                       -------------         -----------
                                                                                                  (in thousands)
Mineral interests in properties:
    Proved properties...........................................................       $         844         $       844
    Unproved properties.........................................................                 943                 563
Wells and related equipment.....................................................             194,540             184,226
Support equipment...............................................................               2,240               2,189
Other...........................................................................               9,471               9,136
                                                                                       -------------         -----------
                                                                                             208,038             196,958
Accumulated depreciation, depletion, amortization and valuation allowances:
    Oil and gas properties......................................................             (52,926)            (50,170)
    Other                                                                                     (3,629)             (3,378)
                                                                                       -------------         -----------
                                                                                             (56,555)            (53,548)
                                                                                       -------------         -----------
                                                                                       $     151,483         $   143,410
                                                                                       =============         ===========

Investment in RAIT Investment Trust

         The Company accounts for its investment in RAIT Investment Trust ("RAIT") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment is classified as available-for-sale and, as such, is carried at fair market value based on market quotes. Unrealized gains and losses, net of taxes, are reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

         The following table discloses the pre-tax unrealized gains relating to the Company's investment in RAIT at the dates indicated:

                                                                                        December 31,        September 30,
                                                                                            2003                2003
                                                                                       -------------         -----------
                                                                                                 (in thousands)
Cost............................................................................       $       9,157         $    12,260
Unrealized gains................................................................               7,960               8,251
                                                                                       -------------        -----------
Estimated fair value............................................................       $      17,117         $    20,511
                                                                                       =============         ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments

         The Company uses the following methods and assumptions in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

         For cash and cash equivalents, receivables and payables the carrying amounts approximate fair value because of the short maturity of these instruments.

         For investments in real estate loans, because each loan is a unique transaction involving a discrete property, it is impractical to determine their fair values. However, the Company believes the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

         For secured revolving credit facilities - leasing, the carrying amount approximates fair value because of the short maturity of these instruments.

         The following table provides information on other financial instruments:

                                                            December 31, 2003                 September 30, 2003
                                                        --------------------------       ---------------------------
                                                        Carrying        Estimated          Carrying       Estimated
                                                         Amount        Fair Value           Amount        Fair Value
                                                         ------        ----------           ------        ----------
                                                                              (in thousands)
Energy non-recourse debt...........................     $   19,180     $    19,180       $    31,194     $    31,194
Real estate finance debt...........................         17,815          17,815            19,469          19,469
Senior debt........................................         13,027          13,418            54,027          55,648
Other debt.........................................         18,900          18,900            28,477          28,477
                                                        ----------     -----------       -----------     -----------
                                                        $   68,922     $    69,313       $   133,167     $   134,788
                                                        ==========     ===========       ===========     ===========

Earnings Per Share

         Basic earnings (loss) per share is determined by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Earnings (loss) per share - diluted is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and dilutive potential shares issuable during the period. Dilutive potential shares of common stock consist of the excess of shares issuable under the terms of various stock option plans over the number of such shares that could have been reacquired (at the weighted average price of shares during the period) with the proceeds received from the exercise of the options.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Earnings Per Share - (Continued)

         The following table presents a reconciliation of the components used in the computation of net income (loss) per common share-basic and net income
(loss) per common share-diluted for the periods indicated:

                                                                                            Three Months Ended
                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                         2003                 2002
                                                                                     -------------         -----------
                                                                                              (in thousands)
Income from continuing operations...............................................     $       3,781         $     1,781
Loss from discontinued operations...............................................              (438)                 --
                                                                                     -------------         -----------
Net income......................................................................     $       3,343         $     1,781
                                                                                     =============         ===========

Basic average shares of common stock outstanding................................            17,355              17,369
Dilutive effect of stock option and award plans.................................               598                 278
                                                                                     -------------         -----------
Dilutive average shares of common stock.........................................            17,953              17,647
                                                                                     =============         ===========

Asset Retirement Obligations

         The Company accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, "Accounting for Asset Retirement Obligations."

         A reconciliation of the Company's liability for well plugging and abandonment costs for the periods indicated follows:

                                                                                             Three Months Ended
                                                                                                 December 31,
                                                                                     ---------------------------------
                                                                                         2003                 2002
                                                                                     -------------         -----------
                                                                                                (in thousands)
Asset retirement obligations, beginning of period...............................     $       3,131         $        --
Liabilities incurred............................................................                30                  --
Adoption of SFAS 143............................................................                --               3,380
Liabilities settled.............................................................               (28)                 --
Accretion expense...............................................................                47                  --
                                                                                     -------------         -----------
Asset retirement obligations, end of period.....................................     $       3,180         $     3,380
                                                                                     =============         ===========

         The above accretion expense is included in depreciation, depletion and amortization in the Company's consolidated statements of income and the asset retirement obligation liabilities are included in deferred revenue and other liabilities in the Company's consolidated balance sheets.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Cash Flow Information

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                                            Three Months Ended
                                                                                                December 31,
                                                                                     ----------------------------------
                                                                                         2003                  2002
                                                                                     -------------         ------------
                                                                                              (in thousands)
Cash paid during the period for:
    Interest.....................................................................    $       2,865         $      1,035
    Income taxes.................................................................    $          --         $         --

Non-cash activities:
    Receipt of notes upon resolution of a real estate loan and a FIN 46 asset....    $       8,772         $      1,350

Stock-Based Compensation

         The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. For substantially all grants of stock options no stock-based employee compensation expense is reflected in net income, since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation, ("SFAS 123") as amended by the required disclosures of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

                                                                                            Three Months Ended
                                                                                                December 31,
                                                                                     ----------------------------------
                                                                                          2003                 2002
                                                                                     -------------         ------------
                                                                                    (in thousands, except per share data)
Net income as reported...........................................................    $       3,343         $      1,781
Stock-based employee compensation expense reported in net income, net of tax.....               --                   --
Total stock-based employee compensation under fair
   value method for all grants, net of tax.......................................             (761)                (828)
                                                                                     -------------         ------------
Pro forma net income.............................................................    $       2,582         $        953
                                                                                     =============         ============

Net income per common share:
   Basic - as reported...........................................................    $         .19         $        .10
   Basic - pro forma.............................................................    $         .15         $        .05
   Diluted - as reported.........................................................    $         .19         $        .10
   Diluted - pro forma...........................................................    $         .14         $        .05

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Derivative Instruments and Hedging Activities

         The Company, through its energy subsidiaries from time to time, enters into natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

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

         At December 31, 2003, the Company had no open natural gas futures contracts related to natural gas sales. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company did not settle any contracts during the three months ended December 31, 2003. The Company recognized losses of $96,000 on settled contracts during the three months ended December 31, 2002. The Company recognized no gains or losses during the three months ended December 31, 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

Recently Issued Financial Accounting Standards

         In December 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the revised SFAS No. 132 will have no impact on the Company's results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after December 31, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The Company believes that adoption of SFAS 149 will not have a material effect on its financial position or results of operations.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 3 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         Certain entities relating to the Company's real estate finance business have been consolidated in accordance with Financial Accounting Standards Board's Interpretation 46, "Consolidation of Variable Interest Entities," ("FIN 46") "Consolidation of Variable Interest Entities." The assets, liabilities, revenues and expenses of the consolidated variable interest entities ("VIEs") are included in the Compnay's financial statements and the investments in real estate loans, which previously were the Company's variable interests in the VIEs and related interest income have been removed from the financial statement. These VIEs are consolidated because the Company has been determined to be the primary beneficiary of these entities as defined in FIN 46.

         The assets and liabilities of the VIE's that are now included in the consolidated financial statements are not the Company's. The liabilities will be satisfied from the cash flows of the VIE's consolidated assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. The following tables provide supplemental information about assets, liabilities, revenues and expenses associated with entities consolidated in accordance with FIN 46 and not classified as held for sale at the dates indicated.

                                                                                    December 31,        September 30,
                                                                                        2003                2003
                                                                                    -----------         ------------
                                                                                             (in thousands)
Assets:
   Cash.........................................................................    $     3,504         $      1,689
   Accounts receivables.........................................................            253                  451
   Real estate assets, net......................................................         64,140               76,035
   Other........................................................................             --                   72
                                                                                    -----------         ------------
     Total FIN 46 entities' assets..............................................    $    67,897         $     78,247
                                                                                    ===========         ============

Liabilities:
   Mortgage loans on real estate................................................    $    24,505         $     37,620
   Other........................................................................          8,758                7,564
                                                                                    -----------         ------------
     Total FIN 46 entities' liabilities.........................................    $    33,263         $     45,184
                                                                                    ===========         ============

                                                                                 Three Months Ended
                                                                                    December 31,
                                                                                       2003
                                                                                    -----------
                                                                                   (in thousands)
Operating Information - included in real estate finance:
   Revenues.....................................................................    $     2,364
   Costs and expenses:
     Operating expenses.........................................................          1,668
     Depreciation and amortization..............................................            286
     Interest...................................................................            391
                                                                                    -----------
       Total costs and expenses.................................................          2,345
                                                                                    -----------
     Operating income...........................................................    $        19
                                                                                    ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 3 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES - (Continued)

         The following tables provide supplemental information about assets, liabilities, revenues and expenses associated with entities that are held for sale, substantially all of which are consolidated in accordance with FIN 46 (See
Note 10). During the three months ended December 31, 2003, the Company liquidated its position in two entities which were classified as held for sale at September 30, 2003.

                                                                                    December 31,       September 30,
                                                                                       2003                 2003
                                                                                   -------------       -------------
                                                                                             (in thousands)
Assets:
   Cash.........................................................................   $       2,300       $       3,960
   Accounts receivables.........................................................           3,670               2,988
   Real estate assets, net......................................................         115,172             213,026
   Other........................................................................               7               2,703
                                                                                   -------------       -------------
     Total assets held for sale.................................................   $     121,149       $     222,677
                                                                                   =============       =============

Liabilities:
   Mortgage loans on real estate................................................   $      72,277       $     130,687
   Other........................................................................           8,852              10,786
                                                                                   -------------       -------------
     Total liabilities held for sale............................................   $      81,129       $     141,473
                                                                                   =============       =============

                                                                                 Three Months Ended
                                                                                    December 31,
                                                                                       2003
                                                                                   -------------
                                                                                   (in thousands)
Loss from Discontinued Operations:
   Revenues.....................................................................   $       1,914
   Expenses.....................................................................           2,588
                                                                                   -------------
   Operating loss...............................................................            (674)
   Income tax benefit...........................................................             236
                                                                                   -------------
     Loss from discontinued operations..........................................   $        (438)
                                                                                   =============

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 4 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

Other Assets

         The following table provides information about other assets at the dates indicated.

                                                                                        December 31,       September 30,
                                                                                            2003                2003
                                                                                       -------------       -------------
                                                                                                (in thousands)
Deferred financing costs, net of accumulated amortization of
    $5,902 and $5,504............................................................      $       1,615       $       2,105
Equity method investments in Trapeza entities....................................              8,408               4,802
Investments at lower of cost or market...........................................              6,162               6,185
Other............................................................................              8,106               6,417
                                                                                       -------------       -------------
    Total other assets...........................................................      $      24,291       $      19,509
                                                                                       =============       =============

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

         Investments at the lower of cost or market include non-marketable investments in entities in which the Company has less than a 20% ownership interest, and in which it does not have the ability to exercise significant influence. These investments include approximately 10% of the outstanding shares of The Bancorp, Inc. ("TBI"), a related party.

Intangible Assets

         Partnership management and operating contracts and the Company's equipment leasing operating system, or leasing platform, were acquired through acquisitions recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method over their respective estimated lives, ranging from five to thirteen years. The leasing platform is amortized on the straight-line method over seven years. Amortization expense for the three months ended December 31, 2003 and 2002 was $277,000 and $317,000, respectively. The aggregate estimated annual amortization expense is approximately $1.1 million for each of the succeeding five years.

         The following table provides information about intangible assets at the dates indicated:

                                                                                        December 31,       September 30,
                                                                                            2003               2003
                                                                                       -------------       -------------
                                                                                                (in thousands)
Partnership management and operating contracts...................................      $      14,343       $      14,343
Leasing platform.................................................................                918                 918
                                                                                       -------------       -------------
                                                                                              15,261              15,261
Accumulated amortization.........................................................             (7,062)             (6,785)
                                                                                       -------------       -------------
Intangible assets, net...........................................................      $       8,199       $       8,476
                                                                                       =============       =============

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 4 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL - (Continued)

Goodwill

         The Company accounts for its goodwill in accordance with SFAS 142 "Goodwill and Other Intangible Assets." The Company evaluates its goodwill at least annually as of the last day of the fiscal year and will reflect the impairment of goodwill, if any, in operating income in the statement of income in the period in which the impairment is indicated. All goodwill recorded on the Company's balance sheets is related to the Company's energy segments. At December 31, 2003 and 2002 the Company had goodwill of $37.5 million, net of accumulated amortization of $4.2 million.

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In December 2003, RAIT provided the Company a standby commitment to provide bridge financing in the amount of $10.0 million. RAIT received a $100,000 facilitation fee from the Company in connection with providing this standby commitment. On January 15, 2004, the Company borrowed the $10.0 million from RAIT, and on January 21, 2004, the Company repaid RAIT in full.

         In October 2003, the Company recapitalized a loan it acquired in 1998 under a plan of reorganization in bankruptcy for a cost of $95.6 million. At the time of such acquisition, an order of the bankruptcy court required that legal title to the property underlying the loan be transferred. To comply with that order, to maintain control of the property and to protect the Company's interest, an entity whose general partner is a subsidiary of the Company and whose limited partners are Messrs. Scott Schaeffer, Daniel Cohen and Edward. Cohen (with a 94% aggregate beneficial interest) assumed title to the property. As part of the recapitalization, Messrs. Edward Cohen and Scott Schaeffer transferred all of their interests to an unrelated third party for no consideration and Mr. Daniel Cohen reduced his interest from 31.3% to 15% interest to such third party for no consideration. In consideration for the limited partners' agreeing to the recapitalization of the loan, the Company agreed to reimburse the limited partners the amount that they had paid to the Company in 1998 for the interests transferred. Such payment was $200,000 in the aggregate.

         In October 2003, a FIN 46 entities asset underlying one of the Company's loans was sold to an entity of which Daniel Cohen is an affiliate of the general partner; such entity was the highest bidder for the property and the Company received $6.6 million in cash and recognized a gain of $77,000. Prior to such sale, the FIN 46 entities asset had been owned by a partnership in which Messrs. Edward Cohen, Daniel Cohen and Adam Kauffman and Ms. Betsy Cohen were limited partners. (See Note 3).

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 6 - INVESTMENTS IN LEASE RECEIVABLES

         Components of the investment in direct financing leases at the dates indicated are as follows:

                                                                                        December 31,      September 30,
                                                                                            2003              2003
                                                                                         ----------        ----------
                                                                                                (in thousands)
Total future minimum lease payments receivable...................................        $   20,041        $    7,982
Initial direct costs, net of amortization........................................               286               122
Unguaranteed residual............................................................               140                51
Unearned lease income............................................................            (3,353)           (1,326)
Unearned residual income.........................................................               (23)              (12)
                                                                                         ----------        ----------
   Investments in lease receivables..............................................        $   17,091        $    6,817
                                                                                         ==========        ==========

         Although the lease terms extend over many years as indicated in the table below, the investments in lease receivables are included in accounts receivable and prepaid expenses in the Company's consolidated balance sheets since the Company routinely sells the leases to Lease Equity Appreciation Fund I or Merrill Lynch Equipment Finance, LLC shortly after their origination in accordance with agreements with each party. The contractual future minimum lease payments receivable for each of the five succeeding annual periods ending December 31 and thereafter, are as follows (in thousands):

                   2004...................            $     5,048
                   2005...................                  5,237
                   2006...................                  4,168
                   2007...................                  2,719
                   2008...................                  2,148
                   Thereafter.............                    721
                                                      -----------
                                                      $    20,041
                                                      ===========

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE

         In real estate, the Company focuses on the sponsorship and management of real estate investment programs and the management and resolution of its investments in income-producing real estate loans. In the management of real estate investment programs, the Company receives fees for the acquisition, debt placement and management related to properties acquired by these programs. In the management and resolution of real estate loans, the Company records as income the accretion of a portion of the difference between its cost basis in a loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each loan is allocated between principal and interest. This accretion of discount amounted to $557,000 and $695,000 during the three months ended December 31, 2003 and 2002, respectively. As the Company receives funds from refinancing of its loans by the borrower, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE - (Continued)

         At December 31, 2003 and 2002, the Company held real estate loans having aggregate face values of $193.8 million and $616.6 million, respectively. The reduction at December 31, 2003 reflects the removal of loans having $393.6 million of aggregate face value ($132.7 million of carrying value) upon the adoption of FIN 46 on July 1, 2003 as discussed in Note 1 and Note 3. Amounts receivable, net of senior lien interests were $105.3 million and $186.4 million at December 31, 2003 and 2002, respectively.

         The following is a summary of the changes in the carrying value of the Company's investments in real estate loans and real estate for the periods indicated.

                                                                                            Three Months Ended
                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                          2003                 2002
                                                                                     -----------           -----------
                                                                                              (in thousands)
Loan balance, beginning of period...............................................     $    40,416           $   187,542
New loans.......................................................................           8,772                 1,350
Additions to existing loans.....................................................             237                 1,160
Accretion of discount (net of collection of interest)...........................             557                   695
Collection of principal.........................................................              --                (4,393)
Cost of loans resolved..........................................................          (1,371)                   --
                                                                                     -----------           -----------
Loan balance, end of period.....................................................          48,611               186,354

Real estate ventures............................................................          13,770                13,647
Real estate owned, net of accumulated depreciation of $679 and $462.............          11,794                 4,302
Allowance for possible losses...................................................          (1,717)               (3,853)
                                                                                     -----------           -----------
Balance, loans and real estate, end of period...................................     $    72,458           $   200,450
                                                                                     ===========           ===========

         In determining the Company's allowance for possible losses related to its real estate loans and real estate ventures, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans and real estate. The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environment laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues identified. The Company reduces its investments in real estate loans and real estate ventures by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans and real estate ventures.

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans for the periods indicated:

                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                        2003                  2002
                                                                                     -----------           -----------
                                                                                              (in thousands)
Balance, beginning of period.........................................                $     1,417           $     3,480
Provision for possible losses........................................                        300                   373
                                                                                     -----------           -----------
Balance, end of period...............................................                $     1,717           $     3,853
                                                                                     ===========           ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 8 - REAL ESTATE LEASING ACTIVITIES


         The following table provides information about the Company's investments in real estate owned at the dates indicated:

                                                                                         December 31,       September 30,
                                                                                            2003                2003
                                                                                         -----------         -----------
                                                                                                (in thousands)
Land.............................................................................        $       280         $       630
Leasehold interest...............................................................              4,800               4,800
Office building..................................................................                 --               3,596
Apartment building...............................................................              3,380               3,380
Hotel............................................................................              4,040               4,040
                                                                                         -----------         -----------
                                                                                              12,500              16,446
Less accumulated depreciation....................................................               (706)               (640)
                                                                                         -----------         -----------
     Total.......................................................................        $    11,794         $    15,806
                                                                                         ===========         ===========

NOTE 9 - DEBT

         Total debt consists of the following at the dates indicated:

                                                                                         December 31,       September 30,
                                                                                            2003                2003
                                                                                         -----------         -----------
                                                                                                 (in thousands)
Senior debt......................................................................        $    13,027         $    54,027

Non-recourse debt:
    Energy:
      Revolving and term bank loans..............................................             19,000              31,000
    Real estate finance:
      Revolving credit facilities................................................             17,995              18,000
      Other......................................................................                 --               1,663
                                                                                         -----------         -----------
         Total non-recourse debt.................................................             36,995              50,663
Other debt.......................................................................             18,900              28,477
                                                                                         -----------         -----------

                                                                                              68,922             133,167
Less current maturities..........................................................            (14,948)            (59,471)
                                                                                         -----------         -----------
                                                                                         $    53,974         $    73,696
                                                                                         ===========         ===========


         During the three months ended December 31, 2003, the Company retired $41.0 million of its senior debt at a 3% premium which amounted to approximately $1.2 million. The remaining $13.0 million at December 31, 2003 was retired in January 2004, resulting in a loss of approximately $428,000.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 10 - DISCONTINUED OPERATIONS

         The assets and liabilities of four of the entities that are consolidated under the provisions of FIN 46 have been classified as held for sale in accordance with the Company's intent to sell its interest in the real estate loans underlying those assets and liabilities. In addition, the Company foreclosed on two properties in which it held loans and has classified these properties as held for sale.

         Summarized operating results of the Company's real estate operations held for sale are as follows:

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                    ---------------------------
                                                                                       2003             2002
                                                                                    ----------       ----------
                                                                                           (in thousands)
Loss from discontinued operations before income taxes...........................    $     (674)      $       --
Income tax benefit..............................................................           236               --
                                                                                    ----------       ----------
Loss from discontinued operations...............................................    $     (438)      $       --
                                                                                    ==========       ==========

NOTE 11 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION

         The Company's operations include five reportable operating segments. In addition to the five reportable operating segments, certain other activities are reported in the "Other energy" and "All other" categories. These operating segments reflect the way the Company manages its operations and makes business decisions. The leasing segment first met the criteria for reportable operating segments in the three months ended June 30, 2003 and, accordingly, the prior period have been restated to reflect this new segment. The Company does not allocate income taxes to its operating segments. Operating segment data for the periods indicated are as follows:

Three Months Ended December 31, 2003 (in thousands):

                                    Production                  Real
                           Well        and         Other       Estate                             All
                         Drilling  Exploration   Energy (a)    Finance    Leasing    Trapeza     Other    Eliminations   Total
                         --------  -----------   ---------    --------   ---------   --------   --------  ------------  --------
Revenues from
  external customers..    $21,959   $  10,196    $   3,704    $  4,411   $  1,649   $  1,085   $  1,569     $  (45)     $ 44,528

Interest income.......         --          --           39          33         26         --        118        (45)          171

Interest expense......         --          --          487         492        332         --      1,401        (45)        2,667
Depreciation,
    depletion  and
    amortization......         --       2,210        1,035         123         69         --         --         --         3,437

Segment profit (loss).      2,498       6,184       (1,154)       (342)      (298)       746     (1,818)        --         5,816
Other significant
    items:

    Segment assets....    $ 7,715   $ 149,924    $  73,134    $263,481   $ 22,136   $  8,408   $ 41,625     $   --      $566,423

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 11 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION - (Continued)

Three months Ended December 31, 2002 (in thousands):

                                    Production                  Real
                           Well        and         Other       Estate                             All
                         Drilling  Exploration   Energy (a)    Finance    Leasing    Trapeza     Other    Eliminations   Total
                         --------  -----------   ---------    --------   ---------   --------   --------  ------------  --------
Revenues from
  external customers..    $ 6,583   $   8,069    $   3,483    $  3,177   $   1,191  $    130   $  1,814     $  (87)     $ 24,360

Interest income.......         --          --           91          18         44          8        177        (87)          251

Interest expense......         --          --          630         418         75         --      2,302        (87)        3,338
Depreciation,
    depletion  and
    amortization......         --       1,932          940          66         45         --         --         --         2,983

Segment profit (loss).       (127)      3,620         (529)      1,474         72        130     (2,022)        --         2,618
Other significant
    items:

    Segment assets....    $ 6,884   $ 137,117    $  84,485    $201,637   $  8,792   $  6,111   $ 53,483     $   --      $498,509

------------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and natural gas transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

         Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto. Costs and expenses allocated to segments include interest, provision for possible losses and depreciation, depletion and amortization, but excludes general corporate overhead expenses.

         The Company markets its gas and oil production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement which expires in March 2009 to sell the majority of its existing and future production to an affiliate of First Energy Corporation, ("FEC") a publicly-traded company (NYSE:FE). Pricing under the contract is tied to index-based formulas which the Company negotiates annually. Approximately 57% of the Company's current production was dedicated to the performance of this agreement for the three months ended December 31, 2003. Payments to the Company by the affiliate are guaranteed by FEC,

         The Company anticipates that it will negotiate mutually agreeable pricing terms for subsequent 12-month periods pursuant to the aforementioned agreement. Management believes that the loss of any one customer would not have a material adverse effect as it believes that, under current market conditions, the Company's production could readily be absorbed by other purchasers.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 12 - PENDING ACQUISITION

         In September 2003, Atlas Pipeline entered into a purchase and sale agreement with SEMCO Energy, Inc. ("SEMCO") pursuant to which Atlas Pipeline or its designee will purchase all of the outstanding equity of SEMCO's wholly-owned subsidiary, Alaska Pipeline Company, which owns an intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage (the "Acquisition"). The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing.

         Consummation of the Acquisition is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline's business. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (which has passed). The purchase and sale agreement may be terminated by either Atlas Pipeline or SEMCO if the transaction is not consummated by June 16, 2004. The purchase and sale agreement contains customary representations, warranties and indemnifications.

         As part of the Acquisition, at closing, Alaska Pipeline and ENSTAR Natural Gas Company ("ENSTAR"), a division of SEMCO which conducts its gas distribution business in Alaska, will enter into a Special Contract for Gas Transportation pursuant to which ENSTAR will pay a reservation fee of $943,000 per month for the use of all of the pipeline's transportation capacity plus $.075 per thousand cubic feet, or mcf, of gas transported, for 10 years. During 2002, total gas volumes transported on the Alaska Pipeline system averaged 130,000 mcf per day. SEMCO will execute a gas transmission agreement with Alaska Pipeline pursuant to which SEMCO will be obligated to make up any difference if the Regulatory Commission of Alaska reduces the transportation rates payable by ENSTAR pursuant to the Special Contract.

         Additionally, Alaska Pipeline will enter into an Operation and Maintenance and Administrative Services Agreement with ENSTAR under which ENSTAR will continue to operate and maintain the pipeline for at least 5 years for a fee of $334,000 per month for the first three years. Thereafter, ENSTAR's fee will be adjusted for inflation.

         Atlas Pipeline has received a commitment from Friedman, Billings, Ramsey Group, Inc. ("FBR") to make a $25.0 million preferred equity investment in a special purpose vehicle (the "SPV"), to be jointly owned and controlled by FBR and Atlas Pipeline, the SPV will be the acquirer of Alaska Pipeline. Under the terms of the FBR commitment, Atlas Pipeline will have the right, during the 18 months following the closing of the Acquisition, to purchase FBR's preferred equity interest in the SPV at FBR's original cost plus accrued and unpaid preferred distributions and a specified premium. If Atlas Pipeline does not purchase FBR's interest, FBR has the right to require the Company to purchase this interest. The Company will then have the right to require Atlas Pipeline to purchase the equity interest from it. The Company, through Atlas Pipeline intends to make a $24.0 million common equity investment in the SPV which Atlas Pipeline will fund in part through its existing $20.0 million credit facility. The SPV has received a commitment from Wachovia Bank, National Association and Wachovia Capital Markets, LLC for a $50 million credit facility to partially finance the Acquisition. Up to $25 million of borrowings under the facility will be secured by a lien on and security interest in all of the SPV's property. In addition, upon the earlier to occur of the termination of Atlas Pipeline's subordination period or the amendment of the restrictions in the partnership agreement on Atlas Pipeline's incurrence of debt, Atlas Pipeline will guarantee all borrowings under the facility, securing the guarantee with a pledge of its interest in the SPV.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2003
                                   (Unaudited)

NOTE 13 - SUBSEQUENT EVENTS

         On February 10, 2004, the Company's wholly-owned subsidiary Atlas America, Inc. filed a registration statement on Form S-1 with respect to a proposed public offering of up to 19.8% of its common stock.

         On February 5, 2004, The Bancorp Bank, a subsidiary of The Bancorp Inc. completed an initial public offering of 7,187,500 shares of its common stock and raised $83.2 million in net proceeds, including the underwriters over allotment. The Company owns approximately 7% on a fully diluted basis of the Bancorp Inc., which owns approximately 33% of The Bancorp Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

         When used in this Form 10-Q, the words "believes" "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption "Risk Factors", in our annual report on Form 10-K/A for fiscal 2003. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview of Three Months Ended December 31, 2003 and 2002

         During three months ended December 31, 2003, our operations reflected the continuing dominant position of our energy business and the increase of its share of our operations as the result of higher prices for our natural gas and oil. While our energy operations remain the single largest contributor to our revenues, our strategic initiatives in financial services and equipment leasing will increase in importance to us in the remainder of fiscal 2004. In addition, we have begun to seek new growth from our real estate operations through the sponsorship of real estate investment programs and expect that our revenues from this initiative will increase in fiscal 2004.

        These changes are reflected in the following tables:

                     Revenues as a Percent of Total Revenues

                                                                                              Three Months Ended
                                                                                                  December 31,
                                                                                          ----------------------------
                                                                                            2003                 2002
                                                                                          --------             -------
Energy...........................................................................              80%                 74%
Real estate finance..............................................................              10                  13
Leasing..........................................................................               4                   5
Equity in earnings of Trapeza entities...........................................               2                  --
All other (1)....................................................................               4                   8
                                                                                           ------               -----
                                                                                              100%                100%

                       Assets as a Percent of Total Assets

                                                                                        December 31,        September 30,
                                                                                            2003                 2003
                                                                                          --------             -------
Energy...........................................................................              41%                 35%
Real estate finance..............................................................              47                  55
Leasing..........................................................................               4                   2
Investments in Trapeza entities at equity........................................               1                   1
All other (2)....................................................................               7                   7
                                                                                           ------               -----
                                                                                              100%                100%

-------------
(1) We attribute the balance to revenues derived from assets related to operations which do not meet the definition of a business segment and corporate assets such as cash, common shares held in RAIT and other corporate investments.
(2) We attribute the balance to assets related to operations which do not meet the definition of a business segment, as referred to in footnote (1) above.

Results of Operations: Energy

         The following tables set forth information relating to revenues recognized, costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil revenues and depletion per Mcfe (2) for our energy operations during the periods indicated:

                                                                                              Three Months Ended
                                                                                                  December 31,
                                                                                         -------------------------------
                                                                                            2003                 2002
                                                                                         -----------         -----------
                                                                                        (in thousands, except production
                                                                                          volumes, average sales prices,
                                                                                        production costs, and depletion per
                                                                                               equivalent Mcfe (2))
Revenues:
    Production...................................................................        $    10,196         $     8,069
    Well drilling................................................................             21,959               6,583
    Well services................................................................              1,937               1,854
    Transportation...............................................................              1,599               1,408
    Other........................................................................                 42                  46
                                                                                         -----------         -----------
                                                                                         $    35,733         $    17,960
                                                                                         ===========         ===========
Costs and expenses:
    Production...................................................................        $     1,637         $     1,535
    Exploration..................................................................                 48                  51
    Well drilling................................................................             19,095               5,725
    Well services................................................................              1,041                 825
    Transportation...............................................................                596                 591
    Non-direct...................................................................                909               2,259
                                                                                         -----------         -----------
                                                                                         $    23,326         $    10,986
                                                                                         ===========         ===========

Revenues:
    Gas (1)......................................................................        $     9,066         $     7,050
    Oil..........................................................................        $     1,123         $     1,016

Production volumes:
    Gas (Mcf/day) (1)(2).........................................................             19,479              19,346
    Oil (Bbls/day) (2)...........................................................                453                 447

Average sales prices:
    Gas (per Mmcf) (2)(3)........................................................        $      5.06         $      3.96
    Oil (per Bbl)................................................................        $     26.94         $     24.71

Production costs: (4)
    As a percent of production revenues..........................................                 16%                 19%
    Per equivalent Mcfe..........................................................        $       .80         $       .76

Depletion per equivalent Mcfe....................................................        $      1.08         $       .95

--------------
(1) Excludes sales of residual gas and sales to landowners.

(2) As used in this discussion, "Mcf" and Mmcf" means thousand cubic feet and million cubic feet; "Mcfe" and Mmcfe" means thousand cubic feet equivalent and million cubic feet equivalent, and "Bbls" means barrels. Bbls are converted to Mcfe using the ratio of six Bbls to one Mcf.

(3) Our average sales price before the effects of hedging was $4.01 for the three months ended December 31, 2002.

(4) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance, gathering charges and production overhead.

         Our well drilling revenues and expenses represent the billings and costs associated with the completion of 111 and 37 net wells for partnerships sponsored by Atlas America in the three months ended December 31, 2003 and 2002, respectively. The following table sets forth information relating to these revenues and costs during the periods indicated:

                                                                                              Three Months Ended
                                                                                                  December 31,
                                                                                       -------------------------------
                                                                                           2003                2002
                                                                                       ------------        -----------
                                                                                            (dollars in thousands)
Average drilling revenue per well................................................      $        198        $       178
Average drilling cost per well (1)...............................................               172                155
                                                                                       ------------        -----------
Average drilling gross profit per well...........................................      $         26        $        23
                                                                                       ============        ===========
Gross profit margin..............................................................      $      2,864        $       858
                                                                                       ============        ===========
Gross margin percent.............................................................                13%                13%
                                                                                       ============        ===========
Net wells drilled................................................................               111                 37
                                                                                       ============        ===========

---------------
(1) The amounts shown do not reflect the total cost of a well. The drilling revenue and associated drilling cost reflect that portion of the total well cost that is attributable to our investor partners in each investment drilling program as specified in the relevant drilling contracts.

         Our natural gas revenues were $9.1 million in the three months ended December 31, 2003, an increase of $2.0 million (29%) from $7.1 million in the three months ended December 31, 2002. The increase in the three months ended December 31, 2003 was attributable to an increase in the average sales price of natural gas of 28%, and an increase in the volume of natural gas produced of 1%. The $2.0 million increase in gas revenues in the three months ended December 31, 2003 as compared to the prior period consisted of a $1.9 million increase attributable to increases in natural gas sales prices and $62,000 attributable to increased production volumes.

         Our oil revenues were $1.1 million in the three months ended December 31, 2003, an increase of $107,000 (11%) from $1.0 million in the three months ended December 31, 2002, which is primarily due to an increase in the average sales price of oil of 9% for the three months ended December 31, 2003. Oil production volumes increased 1% during the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. The $107,000 increase in oil revenues in the three months ended December 31, 2003 as compared to the prior period consisted of increases of $92,000 attributable to increases in oil sales prices and $15,000 attributable to increased production volumes.

         Our well drilling gross margin was $2.9 million in the three months ended December 31, 2003, an increase of $2.0 million (234%) from $858,000 in the three months ended December 31, 2002. In the three months ended December 31, 2003, the increase of $2.0 million was attributable to an increase in the number of wells drilled ($1.9 million) and an increase in the gross profit per well ($96,000). Our gross profit per well increased as a result of an increase in our average cost per well which, because our drilling contracts are on a "cost plus" basis (typically cost plus 15%), determines our average revenue per well. The increase in our average cost per well in the three months ended December 31, 2003 resulted from an increase in the cost of tangible equipment used in the wells as a result of economic conditions. In addition, it should be noted that "Liabilities associated with drilling contracts" on our balance sheet includes $32.3 million of funds raised in our drilling investment programs in late fiscal 2003 and the first three months of fiscal 2004 that had not been applied to drill wells as of December 31, 2003 due to the timing of drilling operations, and thus had not been recognized as well drilling revenue. We expect to recognize this amount as revenue in the remainder of fiscal 2004. Because we raised $40.2 million in the first quarter of fiscal 2004 alone, we anticipate drilling revenues and related costs to be substantially higher than in fiscal 2003.

         Our transportation revenues increased 14% in the three months ended December 31, 2003 as compared to the similar prior year period. This increase resulted from higher gross volumes transported due to the additional volumes associated with new partnership wells drilled by us and connected to our gathering system and an increase in the average prices received for the natural gas transported, upon which the fees chargeable under a portion of our transportation arrangements are based.

         Our well services expenses were $1.0 million in the three months ended December 31, 2003, an increase of $216,000 (26%) from $825,000 in the three months ended December 31, 2002. The increase was attributable to an increase in wages and benefits associated with the increase in the number of wells we operate for our investment partnerships.

         Our non-direct expenses were $909,000 in the three months ended December 31, 2003, a decrease of $1.4 million (60%) from $2.3 million the three months ended December 31, 2002. The decrease was attributable to reimbursements we received for costs we incurred in our partnership management and drilling activities, resulting from an increase in the number of wells we drilled and managed during the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

Results of Operations: Real Estate Finance

         During the three months ended December 31, 2003, our real estate finance operations continued to be affected by three principal trends or events:

         o We continued to selectively resolve the loans in our existing portfolio through repayments, sales, refinancings, restructurings and foreclosures.

         o We sought growth in our real estate business through the sponsorship of real estate investment partnerships in which we are also an investor.

         o    The adoption of FIN 46.

         The principal effects of the first two factors has been to reduce the number of our real estate loans, while increasing our interests in real property and, as a result of repayments, sales, refinancings and restructurings, increasing our cash flow from loan resolutions. The principal effect of the adoption of FIN 46 has been to consolidate in our financial statements the assets, liabilities, revenues and expenses of a number of borrowers, although not affecting our creditor-debtor legal relationship with these borrowers and not causing these assets and obligations to become our legal assets or obligations. Our FIN 46 assets and liabilities were $183.6 million and $111.2 million, respectively, at December 31, 2003.

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                                             Three Months Ended
                                                                                                 December 31,
                                                                                       -------------------------------
                                                                                          2003                 2002
                                                                                       -----------         -----------
                                                                                                (in thousands)
Revenues:
    Interest.....................................................................      $       178         $     1,931
    Accreted discount............................................................              557                 695
    Gains on resolutions of loans and FIN 46 assets..............................               73                 813
    Fee income...................................................................              534                  --
    Fin 46 properties............................................................            2,364                  --
    Equity in earnings (losses) of equity investees..............................              137                (348)
    Rental.......................................................................              540                  68
                                                                                       -----------         -----------
                                                                                       $     4,383         $     3,159
                                                                                       ===========         ===========
Cost and expenses:
    Real estate general and administrative.......................................      $     1,051         $       846
    Rental properties............................................................              442                  --
    FIN 46 properties............................................................            2,345                  --
                                                                                       -----------         -----------
                                                                                       $     3,838         $       846
                                                                                       ===========         ===========

                                       26

         Revenues increased $1.2 million (39%) from $3.2 million in the three months ended December 31, 2002 to $4.4 million in the three months ended December 31, 2003. We attribute the increase to the following:

         o An increase of $534,000 in fee income in the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. We earned fees for services provided to the real estate investment partnerships which we sponsored relating to the purchase and third party financing of one property in the three months ended December 31, 2003. We anticipate earning additional fees from our two partnerships and any future real estate investment partnerships which we may sponsor.

         o An increase of $2.4 million in FIN 46 revenues in the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. We early adopted FIN 46 on July 1, 2003 which resulted in our consolidating twelve entities at December 31, 2003 and recording their operations as FIN 46 revenues and expenses.

         o An increase of $485,000 in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. The increase was the result of higher earnings from two of our three investments.

         o An increase of $472,000 in rental income in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. The increase was the result of recording rental income from properties underlying two loans upon which we foreclosed during fiscal year 2003.

         The increases were partially offset by the following:

         o A decrease in interest and accreted discount income of $1.9 million (72%) resulting from the following:

              - The transfer of fourteen loans to FIN 46 accounting treatment as of July 1, 2003, which decreased interest income by $1.3 million in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

              - The resolution of five loans which decreased interest income by $321,000 in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

              - The completion of accretion of discount on one loan, which decreased interest income by $33,000 in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

              - The foreclosure of two loans in fiscal 2003, which decreased interest income by $81,000 in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

              - A decrease in our average rate of accretion, resulting in a decrease in interest income of $55,000 in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

         o A decrease of $740,000 in gains on resolutions of loans and FIN 46 assets in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. In the three months ended December 31, 2003, we resolved two loans with book values totaling $1.4 million for $1.4 million recognizing an aggregate gain of $37,000 as compared to one loan in the three months ended December 31, 2002 having a book value of $4.2 million for $5.0 million, recognizing a gain of $813,000. In addition, in the three months ended December 31, 2003 we recovered an additional $36,000 related to a loan resolved in the three months ended December 31, 2002.


         Gains on resolutions of loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

         Costs and expenses of our real estate finance operations were $3.8 million in the three months ended December 31, 2003, an increase of $3.0 million from $846,000 in the same period of the prior fiscal year. We attribute the increase to the following:

         o An increase of $205,000 in real estate general and administrative expenses in the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. The increase resulted primarily from the following:

              - An increase in insurance of $77,000 reflecting an increase in insurance rates in general.

              - An increase in wages and benefits of $78,000 as a result of the addition of personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate and to expand our real estate operations through the sponsorship of real estate investment partnerships.

              - An increase in travel costs of $ 54,000 due to the increased acquisition activity associated with our management of our real estate investment programs.

         o An increase of $442,000 in rental properties expenses in the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. These expenses are primarily related to two properties upon which we foreclosed during fiscal year 2003.

         o An increase of $2.3 million in FIN 46 expenses in the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. We early adopted FIN 46 on July 1, 2003, which resulted in our consolidating twelve entities as of December 31, 2003 and recording their operations as FIN 46 revenues and expenses. These expenses include such non-cash items as depreciation and amortization.


Results of Operations: Leasing

         In fiscal 2002, we began to pursue expansion of our equipment leasing operations through the sponsorship of equipment leasing programs. Our first such program commenced operations in March 2003. We intend to further develop our equipment leasing operations through the sponsorship of other equipment leasing programs. In addition, in April 2003, we entered into a multi-year agreement to originate and service leases on behalf of Merrill Lynch Equipment Finance LLC.

         The following table sets forth certain information relating to the revenue recognized and costs and expenses incurred in our equipment leasing operations during the periods indicated:

                                                                                              Three Months Ended
                                                                                                  December 31,
                                                                                         -------------------------------
                                                                                            2003                 2002
                                                                                         -----------         -----------
                                                                                                 (in thousands)
Revenues:
    Management...................................................................        $       673         $       985
    Leasing......................................................................                461                 118
    Fees.........................................................................                442                  11
    Other........................................................................                 48                  33
                                                                                         -----------         -----------
                                                                                         $     1,624         $     1,147
                                                                                         ===========         ===========

Costs and expenses...............................................................        $     1,546         $       999
                                                                                         ===========         ===========

         Our lease originations for the three months ended December 31, 2003 were $26.8 million, an increase of $22.6 million (535%) from the three months ended December 31, 2002, while our assets under management at December 31, 2003 were $88.5 million, an increase of $66.1 million (295%) over December 31, 2002. These increases reflect the growth of our leasing business due to our relationships with Merrill Lynch and our investment partnership.

         Our leasing revenues were $1.6 million in the three months ended December 31, 2003, an increase of $477,000 (42%) from $1.2 million in the three months ended December 31, 2002, primarily due to lease income and fees associated with our new leasing investment program.

         Our leasing expenses were $1.5 million in the three months ended December 31, 2003, an increase of $547,000 (55%) from $999,000 in the three months ended December 31, 2002, primarily due to an increase in allocations of management time of $200,000 an increase in our wages and benefits of $243,000 and an increase in professional fees of $89,000 all due to the expansion of our leasing operations.

Results of Operations:  Trapeza Entities

Our equity in the earnings of the Trapeza entities was $959,000 in the three months ended December 31, 2003, an increase of $837,000 (686%) from $122,000 in the three months ended December 31, 2002. The increase in the three months ended December 31, 2003 reflects our equity earnings subsequent to completion of the funding and investment stages of three of the Trapeza CDO issuers we sponsored. We own a 50% interest in the entities that act as the general partners of the limited partnerships that own the equity interest in the CDO issuers. We also invest in the partnerships, for which we receive partnership interests. We also own a 50% interest in Trapeza Capital Management, LLC which acts as collateral manager of the trust preferred securities pools. Through Trapeza Capital Management the Trapeza Funding entities and the Trapeza partnerships, we receive collateral management fees from the CDO issuers, as well as general partner and limited partner distributions and partnership administration fees.

Results of Operations: Other Revenues, Costs and Expenses

         Our interest, dividends, gains and other income was $1.8 million in the three months ended December 31, 2003, a decrease of $143,000 (7%) as compared to $2.0 million in the three months ended December 31, 2002. The following table sets forth information relating to interest and other income during the periods indicated:

                                                                                              Three Months Ended
                                                                                                  December 31,
                                                                                         -------------------------------
                                                                                            2003                 2002
                                                                                         -----------         -----------
                                                                                                  (in thousands)
Gains on sales of RAIT shares....................................................        $     2,508         $       969
Write-off of  deferred finance costs and premium paid on redemption of senior
   notes.........................................................................             (1,527)                 --
Dividend income..................................................................                404                 789
Interest income..................................................................                171                 251
Other............................................................................                273                 (37)
                                                                                         -----------         -----------
                                                                                         $     1,829         $     1,972
                                                                                         ===========         ===========

         Gains on sales of RAIT shares increased $1.5 million, to $2.5 million in the three months ended December 31, 2003 from $969,000 in the three months ended December 31, 2002. In the three months ended December 31, 2003, we sold 224,700 shares realizing proceeds of $5.6 million as compared to 163,500 shares realizing proceeds of $3.4 million in the three months ended December 31, 2002. In the three months ended December 31, 2003, we redeemed $41.0 million of our senior notes and paid a 3% premium which resulted in a loss of $1.5 million. We redeemed the remaining $13.0 million of our senior notes in the second quarter of fiscal 2004 and incurred a loss of $428,000, which will be reflected in the second quarter of fiscal 2004. Dividend income decreased $385,000 (49%) to $404,000 in the three months ended December 31, 2003 from $789,000 in the three months ended December 31, 2002. The decrease was due to the sale of RAIT shares during the twelve months ended December 31, 2003, thus lowering dividends received. Interest income decreased $80,000 (32%) to $171,000 in three months ended December 31, 2003 from $251,000 in the three months ended December 31, 2002. This decrease was the result of a decrease in funds invested as well as interest rates earned on those funds.

         Our general and administrative expenses increased $753,000 to $2.3 million in the three months ended December 31, 2003 from $1.6 million in the three months ended December 31, 2002. This increase was due to a $456,000 increase in salaries and benefits, an increase or $182,000 in legal, professional and director's fees due primarily to the requirements of the Sarbanes-Oxley Act and an increase in insurance of $89,000 due to increases in insurance rates in general.

         Our depletion, depreciation and amortization consist mainly of depletion of oil and gas properties and amortization of contracts acquired. Our depletion as a percentage of oil and gas production revenues was 22% in the three months ended December 31, 2003 compared to 24% in the three months ended December 31, 2002. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices, and fluctuations in the depletable cost basis of oil and gas properties.

         Our interest expense decreased $671,000 to $2.7 million in the three months ended December 31, 2003 from $3.3 million in the three months ended December 31, 2002. This decrease was a result of our redemption of $52.3 million of our senior notes during the twelve months ended December 31, 2003.

         As a result of the secondary public offering by Atlas Pipeline Partners in May 2003, we now own 39% of this partnership through both our general partner interest and our subordinated units. The minority interest in Atlas Pipeline Partners is the interest of Atlas Pipeline Partners' common unit holders. As general partner, we control Atlas Pipeline Partners; therefore we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline Partners earnings was $1.3 million in the three months ended December 31, 2003, as compared to $645,000 in the three months ended December 31, 2002, an increase of $628,000 (97%). This increase was the result of an increase in Atlas Pipeline Partners' net income principally caused by increases in transportation fees received and an increase in the amount of Atlas Pipeline Partners' earnings attributable to minority interests as a result of its public offering.

         Our provision for possible losses decreased $73,000 to $300,000 in the three months ended December 31, 2003 as compared to $373,000 in the three months ended December 31, 2002. This decrease reflects a decrease in the book value of real estate loans as a result of our adoption of FIN 46 on July 1, 2003.

         Our effective tax rate increased to 35% in the first quarter of fiscal 2004 as compared to 32% in the first quarter of fiscal 2003 as a result of a decrease in tax exempt interest and an increase in state income taxes in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.

Discontinued Operations

         In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision in fiscal 2003 and the first quarter of fiscal 2004 to dispose of certain real estate properties resulted in the presentation of these assets, liabilities and operations as discontinued operations for the three months ended December 31, 2003. We classified three FIN 46 entities' assets and liabilities and two real estate rental properties as held for sale at December 31, 2003 and their operations as discontinued.

Liquidity and Capital Resources

         General. Our major sources of liquidity have been funds generated by operations, funds raised and fees earned from investment partnerships, resolutions of real estate loans, borrowings under our existing energy, real estate finance, leasing and corporate credit facilities and sale of our RAIT shares. We have employed these funds principally in the expansion of our energy operations, the redemption of our senior notes and the acquisition of senior lien interests relating to our real estate loans. The following table sets forth our sources and uses of cash for the periods indicated:

                                                                                              Three Months Ended
                                                                                                  December 31,
                                                                                         -------------------------------
                                                                                            2003                 2002
                                                                                         -----------         -----------
                                                                                                  (in thousands)
Provided by operations...........................................................        $    23,532         $    12,641
Provided by (used in) investing activities.......................................             (7,630)             (1,037)
(Used in) provided by financing activities.......................................            (60,723)             12,325
Provided by (used in) discontinued operations....................................             34,541              (5,624)
                                                                                         -----------         -----------
                                                                                         $   (10,280)        $    18,305
                                                                                         ===========         ===========

         We had $30.8 million in cash and cash equivalents on hand at December 31, 2003, as compared to $41.1 million at September 30, 2003. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 4.4 to 1.0 in the three months ended December 31, 2003 as compared to 1.9 to 1.0 in the three months ended December 31, 2002. We had a working capital deficit at December 31, 2003 of $392,000 as compared to $30.3 million in working capital at September 30, 2003. The decrease was primarily due to of the repayment of long term debt and investment in our drilling partnerships and Trapeza. Our ratio of debt (including current maturities) to equity was 36% and 62% at December 31, 2003 and September
30, 2003.

         Our liquidity is affected by national, regional and local economic trends and uncertainties as well as trends and uncertainties more particular to us, including natural gas prices, interest rates, and our ability to raise funds through our sponsorship of investment partnerships. While the current favorable natural gas pricing and interest rate environment have been positive contributors to our liquidity and lead us to believe that we will be able to refinance, repay, or renew, our indebtedness as it matures, there are numerous risks and uncertainties involved. Factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, are described in "-Results of Operations," and "-Contractual Obligations and Commercial Commitments," as well as in Item 1, "Business-Risk Factors" in our Annual Report on Form 10K/A for fiscal 2003.

         Cash Flows from Operating Activities. Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the prices of natural gas and oil, interest rates, our ability to raise funds for our drilling investment partnerships and the strength of the market for rentals of the types of properties secured by our real estate loans and real estate. Net cash provided by operating activities increased $10.9 million in the three months ended December 31, 2003 to $23.5 million from $12.6 million in the three months ended December 31, 2002, substantially as a result of the following:

         o An increase in the level of accounts payable and accrued liabilities associated with our sponsorship of investment drilling programs increased cash flow by $14.3 million in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. The level of these liabilities is dependent on the timing of funds raised and subsequently used in our drilling programs.

         o Net fundings of direct financing leases associated with our sponsorship of one investment leasing program and Merrill Lynch Equipment Finance, LLC decreased cash flow by $8.1 million in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. The level of assets and liabilities of our lease originations at any balance sheet date is dependent upon the timing of fundings from these investment programs.


         Cash Flows from Investing Activities. Net cash provided by our investing activities decreased $6.6 million in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002 as a result of the following:

         o Capital expenditures increased $7.0 million in the three months ended December 31, 2003, compared to the three months ended December 31, 2002, substantially all of which was related to funding our share of drilling costs associated with our sponsorship of investment drilling programs.

         o Net payments received on real estate loans and real estate decreased by $2.3 million in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. These payments vary from transaction to transaction and are normally discretionary on the borrower's part.

         o Proceeds from sales of RAIT Investment Trust shares increased cash flow by $2.2 million in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

         Cash Flows from Financing Activities. Net cash used by our financing activities increased $73.0 million in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002, as a result of the following:

         o Net debt payments increased $74.3 million, primarily as a result of the redemption of $41.0 million of our senior notes which mature in August 2004, the repayment of $5.8 million of a real estate term loan and repayment of $12.0 million on our energy line of credit.

         Net cash Provided By (Used In) Discountinued Operations. In the three months ended December 31, 2003 we received porceeds of $34.5 million related to the sale of two FIN 46 assets. In the three months ended December 31, 2002 we used $5.6 million in partial settlement of claims associated with the sale of our leasing subsidiaries in August 2000.

Capital Requirements

         During the three months ended December 31, 2003 and 2002, our capital expenditures related primarily to our investments in our drilling programs and pipeline expansions, in which we invested $10.8 million and $4.0 million, respectively. For the three months ended December 31, 2003 and the remaining quarters of fiscal 2004, we funded and expect to continue to fund these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. Through our energy subsidiaries, we have established two credit facilities to facilitate the funding of our capital expenditures. In October 2003, we obtained an increase in the borrowing base on our energy credit facility administered by Wachovia Bank to $54.2 million. In addition, we replaced our $15.0 million credit facility with a new $20.0 million credit facility with Wachovia Bank.

         The level of capital expenditures we must devote to our energy operations is dependent upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $90.0 million in fiscal 2004 through drilling investment programs. Through the three months ended December 31, 2003 we have raised $40.2 million. We believe cash flow from operations and amounts available under our credit facilities will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

         We continuously evaluate acquisitions of gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture partners. There can be no assurance that we will be successful in our efforts to obtain outside capital.

         Our senior notes mature in August 2004; we redeemed the remaining $13.0 million of these notes outstanding at December 31, 2003 in the second quarter of fiscal 2004.

Contractual Obligations and Commercial Commitments

         The following tables set forth our obligations and commitments as of December 31, 2003.

                                                                                   Payments Due By Period
                                                                                       (in thousands)
                                                              ---------------------------------------------------------------
Contractual cash obligations:                                  Less than            1 - 3            4 - 5           After 5
                                                Total            1 Year             Years            Years            Years
                                             -----------      -----------        -----------      -----------       ---------
Long-term debt...........................    $    68,922      $    14,948        $    47,508      $     6,466       $      --

Secured revolving credit facilities......         14,370           14,370                 --               --              --
Operating lease obligations..............          4,185            1,307              1,992              886              --
Capital lease obligations................             --               --                 --               --              --
Unconditional purchase obligations.......             --               --                 --               --              --
Other long-term obligations..............             --               --                 --               --              --
                                             -----------      -----------        -----------      -----------       ---------
Total contractual cash obligations.......    $    87,477      $    30,625        $    49,500      $     7,352       $      --
                                             ===========      ===========        ===========      ===========       =========


                                                                         Amount of Commitment Expiration Per Period
                                                                                       (in thousands)
                                                              ---------------------------------------------------------------
Other commercial commitments:                                  Less than            1 - 3            4 - 5           After 5
                                                Total            1 Year             Years            Years            Years
                                             -----------      -----------        -----------      -----------       ---------
Standby letters of credit................    $     1,945      $     1,275        $       420      $       250       $      --
Guarantees...............................          1,044            1,044                 --               --              --
Standby replacement commitments..........          6,328            5,443                885               --              --
Other commercial commitments.............        267,829            5,692             62,217          125,302          74,618
                                             -----------      -----------        -----------      -----------       ---------
Total commercial commitments.............    $   277,146      $    13,454        $    63,522      $   125,552       $  74,618
                                             ===========      ===========        ===========      ===========       =========

         A real estate investment partnership in which we have a general partner interest, has obtained senior lien financing with respect to five properties it acquired. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to six of our loans. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next six years.

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

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for possible losses, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K/A.

Recently Issued Financial Accounting Standards

         In December 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the revised SFAS No. 132 will have no impact on our results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after December 31, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. We believe that adoption of SFAS 149 will not have a material effect on our financial position or results of operations.

Pending Acquisition

         In September 2003, we entered into a purchase and sale agreement with SEMCO Energy, Inc. ("SEMCO") pursuant to which we or our designee will purchase all of the outstanding equity of SEMCO's wholly-owned subsidiary, Alaska Pipeline Company, which owns an intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage (the "Acquisition"). The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing.

         Consummation of the Acquisition is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline's business. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration, without adverse action, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (which has passed). The purchase and sale agreement may be terminated by either us or SEMCO if the transaction is not consummated by June 16, 2004. The purchase and sale agreement contains customary representations, warranties and indemnifications.

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

         We have received a commitment from Friedman, Billings, Ramsey Group, Inc. ("FBR") to make a $25 million preferred equity investment in a special purpose vehicle (the "SPV"), to be jointly owned and controlled by FBR and us, which entity will be the acquirer of Alaska Pipeline. Under the terms of the FBR commitment, Atlas Pipeline will have the right, during the 18 months following the closing of the Acquisition, to purchase FBR's preferred equity interest in the SPV at FBR's original cost plus accrued and unpaid preferred distributions and a premium. If Atlas Pipeline does not purchase FBR's interest, FBR has the right to require us to purchase this interest. We will then have the right to require Atlas Pipeline to purchase the equity interest from us. We intend to make a $24.0 million common equity investment in the SPV which we will fund in part through its existing $20.0 million credit facility. The SPV has received a commitment from Wachovia Bank, National Association and Wachovia Capital Markets, LLC for a $50 million credit facility to partially finance the Acquisition. Up to $25.0 million of borrowings under the facility will be secured by a lien on and security interest in all of the SPV's property. In addition, upon the earlier to occur of the termination of Atlas Pipeline's subordination period or the amendment of the restrictions in the partnership agreement on Atlas Pipeline's incurrence of debt, Atlas Pipeline will guarantee all borrowings under the facility, securing the guarantee with a pledge of its interest in the SPV.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in interest rates and natural gas and oil prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonable possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk-sensitive instruments were entered into for purposes other than trading.

General

         We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments.

         The following analysis presents the effect on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2003. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

Energy

         Interest Rate Risk. At December 31, 2003, the amount outstanding under a revolving loan attributable to our energy operations had decreased to $19.0 million from $31.0 million at September 30, 2003. The weighted average interest rate for this facility increased from 2.9% at September 30, 2003 to 2.98% at December 31, 2003. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net annual income would change by approximately $37,000.

         We have a $20.0 million revolving credit facility to fund the expansion of Atlas Pipeline Partners' existing gathering systems and the acquisitions of other gas gathering systems. At December 31, 2003 we had no borrowings outstanding under this facility.

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

         Our contract with an affiliate of First Energy Corporation allows us from time to time to "lock in" the sales price for some of our natural gas production volumes to be delivered in either the current month or in future months, rather than selling those same production volumes at contract prices in the month produced. Annually, we negotiate with certain other purchasers to deliver a portion of natural gas produced for the upcoming twelve months. Most of these contracts are index-based and the price we receive for our gas changes as the underlying index changes. Through the year, at our discretion, we are permitted to designate a portion of our negotiated production volumes to be purchased at the prevailing contract price at that time, for delivery in either the current month or in future production months. For the three months ended December 31, 2003, approximately 57% of produced volumes were sold in this manner. For the three months ended December 31, 2002, approximately 56% of produced volumes were sold in this manner. Considering those volumes already designated for the fiscal year ending September 30, 2004 and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in approximately a 5% change in our natural gas revenues.

         We periodically enter into financial hedging activities with respect to a portion of our projected natural gas production. We recognize gains and losses from the settlement of these hedges in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when we deliver the associated natural gas.

         We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on the New York Mercantile Exchange. Net losses relating to these hedging contracts in the three months ended December 31, 2003 and 2002 were $242,000 and $96,000, respectively.

Real Estate Finance

         Portfolio Loans and Related Senior Liens. We believe that none of the loans held in our portfolio as of December 31, 2003 (including loans treated in our consolidated financial statements as FIN 46 assets and liabilities) are sensitive to changes in interest rates since:

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

         Debt. The interest rates on our real estate revolving lines of credit are at the prime rate minus 1% for the outstanding $6.4 million under our line at Hudson United Bank and at the prime rate for the outstanding $18.0 million and $5.0 million lines of credit at Sovereign Bank. This defined prime rate was the "prime rate" as reported in The Wall Street Journal (4.00% at December 31,
2003). A hypothetical 10% change in the average interest rate applicable to these lines of credit would change our net income by approximately $72,000.

Financial Services

         LEAF Financial Corporation, our equipment-leasing subsidiary, entered into a $10.0 million secured revolving credit facility with National City Bank which terminates January 31, 2005. We guarantee this facility; outstanding loans bear interest at one of two rates, elected at our option; (i) the lender's prime rate plus 200 basis points, or (ii) the London Inter-Bank Offered Rate, or LIBOR, plus 300 basis points. As of December 31, 2003, the balance outstanding was $7.9 million at an average interest rate of 4.1%. LEAF Financial Corporation also has a $10.0 million secured credit facility with Commerce Bank. The facility has the same interest rate structure as the National City Bank facility and expires June 30, 2004. As of December 31, 2003, the balance outstanding was $6.5 million at an average interest rate of 4.1%. A hypothetical 10% change in the average interest rate on these facilities would change our net income by approximately $38,000.

Other

         In June 2002, we established a $5.0 million revolving line of credit with Commerce Bank. The facility expires in May 2005 and bears interest at one of two rates, elected at the borrower's option; (i) the prime rate, or (ii) LIBOR plus 250 basis points; both of which are subject to a floor of 5.5% and a ceiling of 9.0%. As of December 31, 2003, $3.0 million was outstanding under this facility. A hypothetical 10% change in the average interest rate on this facility would not materially affect our net income.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the quarter ended December 31, 2003.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

          Exhibit No.    Description
          -----------    -----------
             3.1      Restated Certificate of Incorporation of Resource America.
                      (1)

             3.2      Amended and Restated Bylaws of Resource America.(1)

             10.1 Second Amendment to Credit Agreement among Atlas America, Inc., Resource America, Inc., Wachovia Bank, National Association, and other banks party thereto, dated October 30, 2003.

             10.2 First Amendment to Revolving Credit Agreement and Assignment among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P., LEAF Funding, Inc. and Commerce Bank, National Association dated December 19, 2003

             10.3 Third Amendment to Revolving Credit Agreement and Assignment among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P., LEAF Funding, Inc. and National City Bank dated September 29, 2003.

             10.4 Fourth Amendment to Revolving Credit Agreement and Assignment among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P., LEAF Funding, Inc. and National City Bank dated December 19, 2003

             31.1     Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).

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


                                             RESOURCE AMERICA, INC.
                                                   (Registrant)

Date: February 17, 2004                      By:   /s/ Steven J. Kessler
                                                   ---------------------
                                                   STEVEN J. KESSLER
                                                   Senior Vice President and
                                                   Chief Financial Officer

Date: February 17, 2004                      By:   /s/ Nancy J. McGurk
                                                   -------------------
                                                   NANCY J. McGURK
                                                   Vice President-Finance and
                                                   Chief Accounting Officer