Form 10-Q
period 2004-03-31
RESOURCE AMERICA INC
filed 2004-05-13
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Registrant’s telephone number, including area code: (215) 546-5005

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

17,421,931 Shares	April 30, 2004

RESOURCE AMERICA, INC. AND SUBSIDIARIESINDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets - March 31, 2004 (Unaudited) and
	September 30, 2003	3

	Consolidated Statements of Income (Unaudited)
	Three Months and Six Months Ended March 31, 2004 and 2003	4

	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
	Six Months Ended March 31, 2004	5

	Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended March 31, 2004 and 2003	6

	Notes to Consolidated Financial Statements - March 31, 2004 (Unaudited)	7 - 25

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	26 - 42

Item 3	Quantitative and Qualitative Disclosures about Market Risk	42 - 44

Item 4	Controls and Procedures	44

PART II	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	45

Item 6	Exhibits and Reports on Form 8-K	45

SIGNATURES		46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESOURCE AMERICA, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	March 31, 2004	September 30, 2003
	Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,089	$41,129
Accounts receivable and prepaid expenses	32,074	30,416
FIN 46 entities' and other assets held for sale	108,893	222,677

Total current assets	168,056	294,222

Investments in real estate loans and real estate	69,603	68,936
FIN 46 entities' assets	61,595	78,247
Investment in RAIT Investment Trust	13,169	20,511
Property and equipment, net	155,523	143,410
Other assets	27,808	19,509
Intangible assets, net	7,933	8,476
Goodwill	37,471	37,471

	$541,158	$670,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$12,202	$59,471
Secured revolving credit facilities - leasing	13,836	7,168
Accounts payable	15,417	19,065
FIN 46 entities' and other liabilities associated with assets held for sale	69,375	141,473
Accrued liabilities	16,742	14,626
Liabilities associated with drilling contracts	15,465	22,158

Total current liabilities	143,037	263,961

Long-term debt	70,725	73,696

Deferred revenue and other liabilities	3,855	3,633
FIN 46 entities' liabilities	30,304	45,184
Deferred income taxes	14,860	12,878
Minority interest in Atlas Pipeline Partners, L.P.	43,163	43,976
Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock $1.00 par value: 1,000,000 authorized shares	--	--
Common stock, $.01 par value: 49,000,000 authorized shares	255	255
Additional paid-in capital	227,413	227,211
Less treasury stock, at cost	(78,648)	(78,860)
Less ESOP loan receivable	(1,121)	(1,137)
Accumulated other comprehensive income	4,594	5,611
Retained earnings	82,721	74,374

Total stockholders' equity	235,214	227,454

	$541,158	$670,782

See accompanying notes to consolidated financial statements 3

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
REVENUES:
Energy	$41,940	$36,336	$77,673	$54,296
Real estate	5,407	3,489	9,790	6,648
Leasing	2,084	715	3,708	1,862
Equity in earnings of financial services investees	1,921	--	2,880	122
Interest, dividends, gains and other	3,049	2,150	4,878	4,122

	54,401	42,690	98,929	67,050

COSTS AND EXPENSES:
Energy	29,035	25,830	52,361	36,816
Real estate	4,196	937	8,034	1,783
Leasing	2,880	992	4,426	1,991
Financial services	74	--	413	--
General and administrative	1,580	2,520	3,566	4,092
Depreciation, depletion and amortization	3,773	3,103	7,210	6,086
Interest	1,239	3,071	3,906	6,409
Provision for possible losses	100	800	400	1,173
Minority interest in Atlas Pipeline Partners, L.P.	1,322	884	2,595	1,529

	44,199	38,137	82,911	59,879

Income from continuing operations before income taxes	10,202	4,553	16,018	7,171
Provision for income taxes	3,411	1,458	5,446	2,295

Income from continuing operations	6,791	3,095	10,572	4,876
Loss on discontinued operations, net of tax benefit of
$340 and $576	(629)	--	(1,067)	--

Net income	$6,162	$3,095	$9,505	$4,876

Net income (loss) per common share - basic:
From continuing operations	$.39	$.18	$.61	$.28
From discontinued operations	(.04)	--	(.06)	--

Net income per common share - basic	$.35	$.18	$.55	$.28

Weighted average common shares outstanding	17,374	17,118	17,364	17,245

Net income (loss) per common share - diluted:
From continuing operations	$.37	$.18	$.59	$.28
From discontinued operations	(.03)	--	(.06)	--

Net income per common share - diluted	$.34	$.18	$.53	$.28

Weighted average common shares	18,153	17,398	18,052	17,524

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 31, 2004
(Unaudited)
(in thousands, except share data)

			Additional
	Common stock		Paid-In	Treasury Stock
	Shares	Amount	Capital	Shares	Amount

Balance, October 1, 2003	25,463,645	$255	$227,211	(8,113,500)	$(78,860)

Common shares issued	28,035	--	268	--	--

Treasury shares issued	--	--	(66)	10,043	212

Other comprehensive income	--	--	--	--	--

Cash dividends ($.066 per share)	--	--	--	--	--

Repayment of ESOP Loan	--	--	--	--	--

Net income	--	--	--	--	--

Balance, March 31, 2004	25,491,680	$255	$227,413	(8,103,457)	$(78,648)

	ESOP Loan Receivable	Other Comprehensive Income	Retained Earnings	Totals Stockholders' Equity

Balance, October 1, 2003	$(1,137)	$5,611	$74,374	$227,454

Common shares issued	--	--	--	268

Treasury shares issued	--	--	--	146

Other comprehensive income	--	(1,017)	--	(1,017)

Cash dividends ($.066 per share)	--	--	(1,158)	(1,158)

Repayment of ESOP Loan	16	--	--	16

Net income	--	--	9,505	9,505

Balance, March 31, 2004	$(1,121)	$4,594	$82,721	$235,214

See accompanying notes to consolidated financial statements 5

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,505	$4,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,210	6,086
Amortization of discount on senior debt and deferred finance costs	648	650
Provision for possible losses	400	1,173
Equity in earnings of Trapeza entities	(2,880)	(122)
Equity in earnings of other equity investees	(377)	(39)
Minority interest in Atlas Pipeline Partners, L.P.	2,595	1,529
Loss on discontinued operations	1,067	--
Net loss (gain) on asset dispositions and buyback of senior notes	1,133	(867)
Gain on sale of RAIT Investment Trust shares	(5,494)	(2,119)
Property impairments and abandonments	1,679	12
Deferred income taxes	(1,011)	2,250
Accretion of discount	(978)	(1,409)
Collection of interest	--	91
Non-cash compensation	145	162
Net change in FIN 46 entities' net assets and other net assets held for sale	297	--
Changes in operating assets and liabilities	(6,656)	2,727

Net cash provided by operating activities	7,283	15,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,493)	(12,898)
Investments in real estate loans and real estate	(2,185)	(2,133)
Principal payments on notes receivable and proceeds from sales of assets	8,047	4,578
Proceeds from sale of RAIT Investment Trust shares	11,545	7,357
Net investments in Trapeza entities	(2,293)	(779)
(Increase) decrease in other assets	(757)	336

Net cash used in investing activities	(4,136)	(3,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	122,539	64,139
Principal payments on borrowings	(168,750)	(61,253)
Dividends paid	(1,158)	(1,156)
Distributions paid to minority interests of Atlas Pipeline Partners, L.P.	(3,379)	(1,751)
Purchase of treasury stock	--	(3,238)
Repayment of ESOP loan	16	16
Increase in other assets	(1,075)	(772)
Proceeds from issuance of stock	261	25

Net cash used in financing activities	(51,546)	(3,990)

Net cash provided by (used in) discontinued operations	34,359	(5,624)

(Decrease) increase in cash and cash equivalents	(14,040)	1,847
Cash and cash equivalents at beginning of period	41,129	25,736

Cash and cash equivalents at end of period	$27,089	$27,583

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

NOTE 1 – MANAGEMENT’S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

        The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for Atlas Pipeline Partners, L.P. (“Atlas Pipeline”). In addition, commencing with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”) on July 1, 2003, the Company has consolidated certain variable interest entities (“VIEs”) in which the Company has determined that it is the primary beneficiary.

        The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of March 31, 2004 and for the three and six months ended March 31, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2003. The results of operations for the three months and six months ended March 31, 2004 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2004.

        Certain reclassifications have been made to the consolidated financial statements as of September 30, 2003 and for the three months and six months ended March 31, 2003 to conform to the presentation as of and for the three months and six months ended March 31, 2004.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

        The following table presents comprehensive income for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Net income	$6,162	$3,095	$9,505	$4,876
Other comprehensive income (loss):
Unrealized gain on investment in RAIT Investment
Trust, net of taxes of $630, $322, $1,273, and
$729	1,415	615	2,609	1,481
Less: reclassification adjustment for gains realized
in net income, net of taxes of $981, $363,
$1,868 and $664	(1,995)	(738)	(3,626)	(1,356)

	(580)	(123)	(1,017)	125
Unrealized loss on natural gas futures and
options contracts, net of taxes of $50 and $145	--	(106)	--	(318)

	(580)	(229)	(1,017)	(193)

Comprehensive income	$5,582	$2,866	$8,488	$4,683

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Comprehensive Income — (Continued)

        Accumulated other comprehensive income is related to the following at:

	March 31, 2004	September 30, 2003
	(in thousands)
Marketable securities - unrealized gains, net of taxes	$4,594	$5,611

Property and Equipment

Property and equipment consists of the following at:
	March 31, 2004	September 30, 2003
	(in thousands)
Mineral interests in properties:
Proved properties	$ 844	$ 844
Unproved properties	983	563
Wells and related equipment	201,411	184,226
Support equipment	2,336	2,189
Other	10,143	9,136

	215,717	196,958
Accumulated depreciation, depletion, amortization and valuation allowances:
Oil and gas properties and related equipment	(56,275)	(50,170)
Other	(3,919)	(3,378)

	(60,194)	(53,548)

	$ 155,523	$ 143,410

Investment in RAIT Investment Trust

        The Company accounts for its investment in RAIT Investment Trust (“RAIT”) in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). This investment is classified as available-for-sale and as such is carried at fair market value based on market quotes. Unrealized gains and losses, net of taxes, are reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

        The following table discloses the pre-tax unrealized gains relating to the Company’s investment in RAIT at the dates indicated:

	March 31, 2004	September 30, 2003
	(in thousands)
Cost	$ 6,209	$12,260
Unrealized gains	6,960	8,251

Estimated fair value	$13,169	$20,511

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Fair Value of Financial Instruments

        The Company uses the following methods and assumptions in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

        For cash and cash equivalents, receivables, payables and debt the carrying amounts approximate fair value because of the short maturity of these instruments.

        For investments in real estate loans, because each loan is a unique transaction involving a discrete property, it is impractical to determine their fair values. However, the Company believes the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

        For secured revolving credit facilities — leasing, the carrying amount approximates fair value because of the short maturity of these instruments.

        The following table provides information on other financial instruments at:

	March 31, 2004		September 30, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Energy debt	$40,500	$ 40,500	$ 31,194	$ 31,194
Real estate debt	17,995	17,995	19,469	19,469
Senior debt	--	--	54,027	55,648
Other debt	24,432	24,432	28,477	28,477

	$82,927	$ 82,927	$133,167	$134,788

Earnings Per Share

        Basic earnings (loss) per share are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Earnings (loss) per share — diluted is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and dilutive potential shares issuable during the period. Dilutive potential shares of common stock consist of the excess of shares issuable under the terms of various stock option plans over the number of such shares that could have been reacquired (at the weighted average price of shares during the period) with the proceeds received from the exercise of the options.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Earnings Per Share – (Continued)

        The following table presents a reconciliation of the components used in the computation of net income (loss) per common share-basic and net income (loss) per common share-diluted for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Income from continuing operations	$ 6,791	$ 3,095	$ 10,572	$ 4,876
Loss from discontinued operations, net of taxes
of $339 and $575	(629)	--	(1,067)	--

Net income	$ 6,162	$ 3,095	$ 9,505	$ 4,876

Weighted average common shares outstanding-basic	17,374	17,118	17,364	17,245
Dilutive effect of stock option and award plans	779	280	688	279

Weighted average common shares-diluted	18,153	17,398	18,052	17,524

Asset Retirement Obligations

        The Company accounts for the estimated plugging and abandonment costs of its oil and gas properties in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations."

        A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Asset retirement obligations, beginning of period	$ 3,180	$3,380	$ 3,131	$ --
Liabilities incurred	71	--	101	--
Adoption of SFAS 143	--	--	--	3,380
Liabilities settled	(15)	--	(43)	--
Revision in estimates	83	--	83	--
Accretion expense	52	101	99	101

Asset retirement obligations, end of period	$ 3,371	$3,481	$ 3,371	$3,481

        Accretion expense is included in depreciation, depletion and amortization in the Company’s consolidated statements of income and the asset retirement obligation liabilities are included in deferred revenue and other liabilities in the Company’s consolidated balance sheets.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Supplemental Cash Flow Information

        The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

        Supplemental disclosure of cash flow information:

Six Months Ended March 31,
	2004	2003
(in thousands)
Cash paid during the period for:
Interest	$ 4,517	$ 5,891
Income taxes	$ --	$ --
Non-cash activities include the following:
Receipt of a note in connection with the sale of a real estate loan	$ --	$ 1,350
Leases transferred to LEAF's sponsored investment partnership	$ --	$ 3,550
Debt transferred to LEAF's sponsored investment partnership	$ --	$ 3,550
Receipt of note upon resolution of a real estate loan and a FIN 46 asset	$ 8,772	$ --
Asset retirement obligation	$ 101	$ 3,380

Stock-Based Compensation

        The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. For substantially all grants of stock options, no stock-based employee compensation cost is reflected in net income, since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation, (“SFAS 123”) as amended by the required disclosures of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
(in thousands, except per share data)

Net income as reported	$ 6,162	$ 3,095	$ 9,505	$ 4,876
Stock-based employee compensation expense reported
in net income, net of taxes	--	--	--	--
Total stock-based employee compensation under fair
value method for all grants, net of taxes	(524)	(557)	(1,285	(1,385)

Pro forma net income	$ 5,638	$ 2,538	$ 8,220	$ 3,491

Net income per common share:
Pro forma net income	$ .35	$ .18	$ .55	$ .28
Pro forma net income	$ .32	$ .15	$ .47	$ .20
Pro forma net income	$ .34	$ .18	$ .53	$ .28
Pro forma net income	$ .31	$ .15	$ .46	$ .20

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Derivative Instruments and Hedging Activities

        The Company from time to time enters into natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

        At March 31, 2004, the Company had no open natural gas futures contracts related to natural gas sales. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company did not settle any contracts during the six months ended March 31, 2004. The Company recognized losses of $448,000 and $544,000 on settled contracts for the three months and six months ended March 31, 2003. The Company recognized no gains or losses during the six months ended March 31, 2004 and 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

        Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

Recently Issued Financial Accounting Standards

        In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits” (“SFAS 132”), establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the revised SFAS 132 had no impact on the Company’s results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activates” (“SFAS 149”). SFAS 149 is effective for contracts entered into or modified after December 31, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS 149 did not have a material effect on the Company’s financial position or results of operations.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 3 — CONSOLIDATION OF VARIABLE INTEREST ENTITIES

        In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (“VIE’s”). We refer to this interpretation throughout this document as FIN 46 or FIN 46-R. FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that is such a primary beneficiary of the VIE is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R are effective immediately for all VIEs created after January 31, 2003 and for VIEs created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The Company early adopted FIN 46 on July 1, 2003.

        Certain entities relating to the Company’s real estate finance business have been consolidated in accordance with FIN 46-R. The assets, liabilities, revenues and expenses of the consolidated VIEs are included in the Company’s financial statements where previously the Company’s interests in the VIEs had been recorded as investments in real estate loans. These VIEs are consolidated because the Company has been determined to be the primary beneficiary of these entities as defined in FIN 46-R.

        The assets and liabilities of the VIEs that are now included in the consolidated financial statements are not the Company’s. The liabilities will be satisfied from the cash flows of the VIEs’ consolidated assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. The following tables provide supplemental information about assets, liabilities, revenues and expenses associated with entities consolidated in accordance with FIN 46-R and not classified as held for sale at the dates indicated.

	March 31, 2004	September 30, 2003
	(in thousands)
Assets:
Cash	$ 895	$ 1,689
Accounts receivables	201	451
Real estate assets, net	60,494	76,035
Other	5	72

Total FIN 46 entities' assets	$ 61,595	$ 78,247

Liabilities:
Mortgage loans on real estate	$ 24,451	$ 37,620
Other	5,853	7,564

Total FIN 46 entities' liabilities	$ 30,304	$ 45,184

RESOURCE AMERICA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) March 31, 2004 (Unaudited)

NOTE 3 — CONSOLIDATION OF VARIABLE INTEREST ENTITIES — (Continued)

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
	(in thousands)
Operating Information - included in real estate finance:
Revenues	$3,062	$5,426
Costs and expenses:
Operating expenses	1,787	3,455
Depreciation and amortization	368	654
Interest	236	627

Total costs and expenses	2,391	4,736

Operating income	$ 671	$ 690

        The following tables provide supplemental information about assets, liabilities, revenues and expenses associated with entities that are held for sale, substantially all of which are consolidated in accordance with FIN 46 (See Note 10). During the six months ended March 31, 2004, the Company liquidated its position in four entities which were classified as held for sale.

	March 31, 2004	September 30, 2003
	(in thousands)
Assets:
Cash	$ 3,498	$ 3,960
Accounts receivables	1,149	2,988
Real estate assets, net	100,892	213,026
Other	3,354	2,703

Total assets	$108,893	$222,677

Liabilities:
Mortgage loans on real estate	$ 60,601	$130,687
Other	8,774	10,786

Total liabilities	$ 69,375	$141,473

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
	(in thousands)
Income (loss) from Discontinued Operations:
Revenues	$ 3,392	$ 5,306
Expenses	3,128	4,911

Operating income	264	395
Loss on disposals	(1,835)	(2,640)
Income tax benefit	550	786

Loss from discontinued operations	$(1,021)	$(1,459)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 4 – OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

Other Assets

        The following table provides information about other assets at the dates indicated:

	March 31, 2004	September 30, 2003
	(in thousands)
Deferred financing costs, net of accumulated amortization of
$5,779 and $5,504	$ 2,357	$ 2,105
Equity method investments in Trapeza entities	9,451	4,802
Investments at lower of cost or market	6,727	6,185
Other	9,273	6,417

Total other assets	$27,808	$19,509

        Deferred financing costs are amortized over the terms of the related loans (two to seven years).

        Investments in Trapeza entities are accounted for using the equity method of accounting because the Company, as a 50% owner of the general partner of these entities, has the ability to exercise significant influence over their operating and financial decisions. The Company’s combined general and limited partner interests in these entities range from 13% to 18%. The Company accounts for its share of equity earnings using a one-quarter lag, as permissible by accounting principles generally accepted in the United States of America.

        Investments at the lower of cost or market include non-marketable investments in entities in which the Company has less than a 20% ownership interest, and in which it does not have the ability to exercise significant influence. These investments include approximately 10% of the outstanding shares of The Bancorp, Inc. (“TBI”), a related party.

Intangible Assets

        Partnership management and operating contracts and the Company’s equipment leasing operating system, or leasing platform, were acquired through acquisitions recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method over their respective estimated lives, ranging from five to thirteen years. The leasing platform is amortized on the straight-line method over seven years. Amortization expense for the six months ended March 31, 2004 and 2003 was $543,000 and $658,000, respectively. The aggregate estimated annual amortization expense is approximately $1.1 million for each of the succeeding five years.

        The following table provides information about intangible assets at the dates indicated:

	March 31, 2004	September 30, 2003
	(in thousands)
Partnership management and operating contracts	$ 14,343	$ 14,343
Leasing platform	918	918

	15,261	15,261
Accumulated amortization	(7,328)	(6,785)

Intangible assets, net	$ 7,933	$ 8,476

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 4 – OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL – (Continued)

Goodwill

        The Company accounts for its goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company evaluates its goodwill at least annually as of the last day of the fiscal year and will reflect the impairment of goodwill, if any, in operating income in the statement of income in the period in which the impairment is indicated. All goodwill recorded on the Company’s balance sheets is related to the Company’s energy segments. At March 31, 2004 and September 30, 2003 the Company had goodwill of $37.5 million, net of accumulated amortization of $4.2 million.

NOTE 5 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        In December 2003, RAIT provided the Company a standby commitment to provide bridge financing in the amount of $10.0 million. RAIT received a $100,000 facilitation fee from the Company in connection with providing this standby commitment. On January 15, 2004, the Company borrowed the $10.0 million from RAIT, and on January 21, 2004, the Company repaid RAIT in full.

        In October 2003, the Company recapitalized a loan it acquired in 1998 under a plan of reorganization in bankruptcy for a cost of $95.6 million. At the time of such acquisition, an order of the bankruptcy court required that legal title to the property underlying the loan be transferred. To comply with that order, to maintain control of the property and to protect the Company’s interest, an entity whose general partner is a subsidiary of the Company and whose limited partners are Messrs. Scott Schaeffer, Daniel Cohen and Edward. Cohen (with a 94% aggregate beneficial interest) assumed title to the property. As part of the recapitalization, Messrs. Edward Cohen and Scott Schaeffer transferred all of their interests to an unrelated third party for no consideration and Mr. Daniel Cohen reduced his interest from 31.3% to 15% interest to such third party for no consideration. In consideration for the limited partners’ agreeing to the recapitalization of the loan, the Company agreed to reimburse the limited partners the amount that they had paid to the Company in 1998 for the interests transferred. Such payment was $200,000 in the aggregate.

        In October 2003, a FIN 46 entities asset underlying one of the Company’s loans was sold to an entity of which Daniel Cohen is an affiliate of the general partner; such entity was the highest bidder for the property and the Company received $6.6 million in cash and recognized a gain of $77,000. Prior to such sale, the FIN 46 entities asset had been owned by a partnership in which Messrs. Edward Cohen, Daniel Cohen and Adam Kauffman and Ms. Betsy Cohen were limited partners. (See Note 3).

        In March 2004, the Company acquired $3.7 million of leases at book value from leasing investment partnerships in which we are the general partner. These funds are in the liquidation process.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 6 – INVESTMENTS IN LEASE RECEIVABLES

        Components of the investment in direct financing leases at the dates indicated are as follows:

	March 31, 2004	September 30, 2003
	(in thousands)
Total future minimum lease payments receivable	$ 19,953	$ 7,982
Initial direct costs, net of amortization	297	122
Unguaranteed residual	155	51
Unearned lease income	(3,448)	(1,326)
Unearned residual income	(62)	(12)

Investments in lease receivables	$ 16,895	$ 6,817

        Although the lease terms extend over many years as indicated in the table below, the investments in lease receivables are included in accounts receivable and prepaid expenses in the Company’s consolidated balance sheets since the Company routinely sells the leases to Lease Equity Appreciation Fund I or Merrill Lynch Equipment Finance, LLC shortly after their origination in accordance with agreements with each party. The contractual future minimum lease payments receivable for each of the five succeeding annual periods ending March 31 and thereafter, are as follows (in thousands):

2005	$ 5,144
2006	5,111
2007	3,653
2008	2,594
2009	2,079
Thereafter	1,372

$19,953

NOTE 7 – INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE

        In real estate, the Company focuses on the sponsorship and management of real estate investment programs and the management and resolution of its investments in income-producing real estate loans. In the management of real estate investment programs, the Company receives fees for the acquisition, debt placement and management related to properties acquired by these programs. In the management and resolution of real estate loans, the Company records as income the accretion of a portion of the difference between its cost basis in a loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each loan is allocated between principal and interest. This accretion of discount amounted to $421,000 and $978,000 during the three months and six months ended March 31, 2004 and $714,000 and $1.4 million for the three months and six months ended March 31, 2003, respectively. As the Company receives funds from refinancing of its loans by the borrower, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company’s investments in real estate loans.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 7 – INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE — (Continued)

        At March 31, 2004 and 2003, the Company held real estate loans having an aggregate face value of $184.6 million and $614.2 million, respectively. The reduction at March 31, 2004 primarily reflects the removal of loans having $393.6 million of aggregate face value ($132.7 million of carrying value) upon the adoption of FIN 46 on July 1, 2003 as discussed in Note 1 and Note 3. Amounts receivable, net of senior lien interests, were $48.5 million and $187.7 million at March 31, 2004 and 2003, respectively.

        The following is a summary of the changes in the carrying value of the Company’s investments in real estate loans and real estate for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Loan balance, beginning of period	$ 48,611	$ 186,354	$ 40,416	$ 187,542
New loan	--	--	8,772	1,350
Additions to existing loans	1,825	1,261	2,062	2,421
Accretion of discount (net of collection of interest)	421	714	978	1,409
Write-downs	--	(393)	--	(393)
Collection of principal	--	(208)	--	(4,601)
Cost of loans resolved	(2,322)	--	(3,693)	--

Loan balance, end of period	$ 48,535	$ 187,728	$ 48,535	$ 187,728

Real estate ventures	$ 10,936	$ 13,650	$ 10,936	$ 13,650
Real estate owned, net of accumulated depreciation of
$759 and $493	11,805	4,307	11,805	4,307
Allowance for possible losses	(1,673)	(4,260)	(1,673)	(4,260)

Balance, loans and real estate, end of period	$ 69,603	$ 201,425	$ 69,603	$ 201,425

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 7 – INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE — (Continued)

        In determining the Company’s allowance for possible losses related to its real estate loans and real estate ventures, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans and real estate. The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environment laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues identified. The Company reduces its investments in real estate loans and real estate ventures by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans and real estate ventures.

        The following is a summary of activity in the Company’s allowance for possible losses related to real estate loans for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Balance, beginning of period	$ 1,717	$ 3,853	$ 1,417	$ 3,480
Provision for possible losses	100	800	400	1,173
Write-downs	(144)	(393)	(144)	(393)

Balance, end of period	$ 1,673	$ 4,260	$ 1,673	$ 4,260

NOTE 8 — REAL ESTATE LEASING ACTIVITIES

The following table provides information about the Company’s investments in real estate owned at the dates indicated:

	March 31, 2004	September 30, 2003
	(in thousands)
Land	$ 280	$ 630
Leasehold interest	4,800	4,800
Office building	--	3,596
Apartment building	3,439	3,380
Hotel	4,045	4,040

	12,564	16,446
Less accumulated depreciation	(759)	(640)

Total	$ 11,805	$ 15,806

RESOURCE AMERICA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) March 31, 2004 (Unaudited)

NOTE 9 – DEBT

Total debt consists of the following:
	March 31, 2004	September 30, 2003
	(in thousands)
Senior debt	$ --	$ 54,027

Energy debt	40,500	31,000

Real estate debt:
Non-recourse revolving credit facility and term notes	17,995	19,663
Other	17,358	19,612

Total real estate debt	35,353	39,275

Other debt	7,074	8,865

	82,927	133,167
Less current maturities	12,202	59,471

	$ 70,725	$ 73,696

        During the six months ended March 31, 2004, the Company retired $54.0 million of its senior debt, resulting in a loss of approximately $2.0 million which is included in interest, dividends, gains and other in the Company’s statements of income.

        Annual debt principal payments over the next five fiscal periods ending March 31 are as follows: 2005 — $12.2 million, 2006 — $66.2 million, 2007 — $4.5 million, 2008 — $0 and after — $12,000.

NOTE 10 – DISCONTINUED OPERATIONS

        The assets and liabilities of six of the entities that are consolidated under the provisions of FIN 46 have been classified as held for sale in accordance with the Company’s intent to sell its interest in the real estate loans underlying those assets and liabilities of which three were disposed. In addition, the Company foreclosed on two properties in which it held loans and has classified these properties as held for sale.

        Summarized operating results of the Company’s real estate operations held for sale are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Income from discontinued operations before	$ 264	$ --	$ 395	$ --
income taxes
Loss on disposal	(1,835)	--	(2,640)	--
Income tax benefit	550	--	786	--

Loss from discontinued operations	$ (1,021)	$ --	$ (1,459)	$ --

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 10 – DISCONTINUED OPERATIONS — (Continued)

        In September 1999, the Company adopted a plan to discontinue its residential mortgage lending business, Fidelity Mortgage Funding, Inc. (“FMF”). The business was disposed of in November 2000. Accordingly, FMF has been reported as a discontinued operation.

        The estimated loss on the disposal of FMF was originally $275,000 (net of taxes of $148,000) including anticipated operating losses after the date of disposal. Upon final resolution of certain lease obligations associated with FMF, the Company has recognized a gain on disposal in the three months ended March 31, 2004. Summarized results of FMF are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Gain on disposal	$ 602	$ --	$ 602	$ --
Income tax provision	(210)	--	(210)	--

Gain on discontinued operations	$ 392	$ --	$ 392	$ --

Summarized results of discontinued real estate and FMF operations are:
	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Income from discontinued operations, net of
taxes of $92 and $137	$ 172	$ --	$ 258	$ --
Loss on disposal, net of taxes of $432 and $713	(801)	--	(1,325)	--

Loss from discontinued operations	$(629)	$ --	$(1,067)	$ --

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 11 — OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION

        The Company’s operations include five reportable operating segments. In addition to the five reportable operating segments, certain other activities are reported in the “Other energy” and “All other” categories. These operating segments reflect the way the Company manages its operations and makes business decisions. The leasing segment first met the criteria for reportable operating segments in the three months ended June 30, 2003 and, accordingly, the prior periods have been restated to reflect this new segment. The Company does not allocate income taxes to its operating segments. Operating segment data for the periods indicated are as follows:

        Three Months Ended March 31, 2004  (in thousands):

	Well Drilling	Production and Exploration	Other Energy (a)	Real Estate Finance	Leasing	Financial Services	All Other	Eliminations	Total
Revenues from
external customers.	$26,248	$ 11,763	$ 4,069	$ 5,459	$ 2,092	$ 1,758	$ 3,074	$(62)	$ 54,401
Interest income	--	--	20	31	8	--	100	(62)	97
Interest expense	--	--	473	365	275	--	188	(62)	1,239
Depreciation,
depletion and
amortization	--	2,513	1,021	130	109	--	--	--	3,773
Segment profit (loss)	3,007	5,847	(1,141)	668	(1,171)	1,684	1,308	--	10,202
Other significant
items:
Segment assets	$ 7,724	$150,638	$ 57,260	$242,051	$ 21,817	$10,341	$51,327	$ --	$541,158
Three months Ended March 31, 2003 (in thousands):
	Well Drilling	Production and Exploration	Other Energy (a)	Real Estate Finance	Leasing	Financial Services	All Other	Eliminations	Total
Revenues from
external customers .	$23,366	$ 9,416	$ 3,692	$ 3,506	$ 710	$ --	$ 2,032	$(32)	$ 42,690
Interest income	--	--	47	17	(5)	--	104	(32)	131
Interest expense	--	--	429	386	120	--	2,168	(32)	3,071
Depreciation,
depletion and
amortization	--	2,034	949	67	53	--	--	--	3,103
Segment profit (loss)	1,521	5,249	(383)	1,316	(454)	(22)	(2,674)	--	4,553
Other significant
items:
Segment assets	$ 7,332	$132,034	$ 56,318	$202,518	$ 5,473	$ 3,972	$ 62,447	$ --	$470,094

(a)	Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and natural gas transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 11 — OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION — (Continued)

Six Months Ended March 31, 2004  (in thousands):

	Well Drilling	Production and Exploration	Other Energy (a)	Real Estate Finance	Leasing	Financial Services	All Other	Eliminations	Total
Revenues from
external customers .	$48,207	$ 21,959	$ 7,773	$ 9,870	$ 3,741	$ 2,843	$ 4,643	$(107)	$ 98,929
Interest income	--	--	59	64	34	--	218	(107)	268
Interest expense	--	--	960	857	607	--	1,589	(107)	3,906
Depreciation,
depletion and
amortization	--	4,723	2,056	253	178	--	--	--	7,210
Segment profit (loss)	5,505	12,031	(2,295)	326	(1,469)	2,430	(510)	--	16,018
Other significant
items:
Segment assets	$ 7,724	$150,638	$ 57,260	$242,051	$ 21,817	$10,341	$ 51,327	$ --	$541,158
Six months Ended March 31, 2003 (in thousands):

	Well Drilling	Production and Exploration	Other Energy (a)	Real Estate Finance	Leasing	Financial Services	All Other	Eliminations	Total
Revenues from
external customers .	$29,949	$ 17,485	$ 7,175	$ 6,683	$ 1,901	$ 130	$ 3,846	$(119)	$ 67,050
Interest income	--	--	138	35	39	8	281	(119)	382
Interest expense	--	--	1,059	804	195	--	4,470	(119)	6,409
Depreciation,
depletion and
amortization	--	3,966	1,889	133	98	--	--	--	6,086
Segment profit (loss)	1,394	8,869	(912)	2,790	(382)	108	(4,696)	--	7,171
Other significant
items:
Segment assets	$ 7,332	$132,034	$ 56,318	$202,518	$ 5,473	$3,972	$ 62,447	$ --	$470,094

(b)	Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and natural gas transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

        Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto. Costs and expenses allocated to segments include interest, provision for possible losses and depreciation, depletion and amortization, but exclude general corporate overhead expenses.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 11 — OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION — (Continued)

        The Company markets its gas and oil production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement which expires in March 2009 to sell the majority of its existing and future production to an affiliate of First Energy Corporation, (“FEC”) a publicly-traded company (NYSE:FE). Pricing under the contract is tied to index-based formulas which the Company negotiates annually. Approximately 55% and 80% of the Company’s current production was dedicated to the performance of this agreement for the six months ended March 31, 2004 and 2003, respectively. Payments to the Company by the affiliate are guaranteed by FEC.

        The Company anticipates that it will negotiate mutually agreeable pricing terms for subsequent 12-month periods pursuant to the aforementioned agreement. Management believes that the loss of any one customer would not have a material adverse effect as it believes that, under current market conditions, the Company’s production could readily be absorbed by other purchasers.

NOTE 12 — PENDING ACQUISITION

        In September 2003, Atlas Pipeline entered into a purchase and sale agreement with SEMCO Energy, Inc. (“SEMCO”) pursuant to which Atlas Pipeline or its designee will purchase substantially all of the assets of SEMCO’s wholly-owned subsidiary, Alaska Pipeline Company, which owns an intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage (the “Acquisition”). The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing.

        Consummation of the Acquisition is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline’s business. The purchase and sale agreement may be terminated by either Atlas Pipeline or SEMCO if the transaction is not consummated by June 16, 2004. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Atlas Pipeline received an early termination of the waiting period in January 2004 and approval by the Regulatory Commission in April 2004. On April 20, 2004, the Regulatory Commission issued an “Order Accepting Stipulation Approving Transfer of Control, Finding Motion for Expedited Consideration Moot, and Requiring Filing” finding that approval of the transaction is in the public interest and consistent with controlling law. A 30-day appeal period commenced with the issuance of the Regulatory Commission’s order. We believe that the Regulatory Commission order meets the regulatory approval requirements recited in the purchase and sale agreement, and that the acquisition can be completed within the agreed upon timeframe. SEMCO Energy has informed Atlas Pipeline that it believes the Regulatory Commission order does not comply with the regulatory approval requirements. One May 5, 2004, SEMCO Energy filed a “Petition for Clarification or Alternatively Reconsideration” on an expedited basis with the Regulatory Commission seeking clarification or amendment of the order that SEMCO Energy believes would make the order comply with the regulatory approval requirements. The acquisition could be delayed or prevented if the issues surrounding the order and SEMCO Energy’s petition are not resolved in a timely manner.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004
(Unaudited)

NOTE 12 — PENDING ACQUISITION — (Continued)

        As part of the Acquisition, at closing, Alaska Pipeline and ENSTAR Natural Gas Company (“ENSTAR”), a division of SEMCO which conducts its gas distribution business in Alaska, will enter into a Special Contract for Gas Transportation pursuant to which ENSTAR will pay a reservation fee of $943,000 per month for the use of all of the pipeline’s transportation capacity plus $.075 per thousand cubic feet, or mcf, of gas transported, for 10 years. During 2003, total gas volumes delivered through the Alaska Pipeline system averaged approximately 147.0 million cubic feet per day. SEMCO will execute a gas transmission agreement with Alaska Pipeline pursuant to which SEMCO will be obligated to make up any difference if the Regulatory Commission of Alaska reduces the transportation rates payable by ENSTAR pursuant to the Special Contract.

        Further, Alaska Pipeline will enter into an Operation and Maintenance and Administrative Services Agreement with ENSTAR under which ENSTAR will continue to operate and maintain the pipeline for at least 5 years for a fee of $334,000 per month for the first three years. Thereafter, ENSTAR’s fee will be adjusted for inflation.

NOTE 13 – SUBSEQUENT EVENTS

        In April 2004, Atlas Pipeline completed a public offering of 750,000 common units of limited partner interest. The net proceeds after underwriting discounts, commissions and estimated costs were approximately $25.0 million. Atlas Pipeline intends to use these proceeds for the acquisition of Alaska Pipeline from SEMCO by increasing its investment in APC Acquisition LLC, its subsidiary that will purchase Alaska Pipeline, from $24.4 million to $49.4 million. (See Note 12) The proceeds of this offering will enable Atlas Pipeline to forgo the mezzanine financing that would otherwise have been provided by Friedman, Billings, Ramsey Group, Inc. To the extent that Atlas Pipeline does not apply the net proceeds to the purchase of Alaska Pipeline, it intends to use them as working capital.

        On May 10, 2004, Atlas America, Inc. completed an initial public offering of 2,300,000 shares of its common stock at a price of $15.50 per common share. The net proceeds of the offering of $33.2 million, after deducting underwriting discounts will be distributed to the Company in the form of a repayment of inter-company debt and a non-taxable dividend. Following the offering, the Company will continue to own approximately 82.3% of Atlas America’s common stock. The underwriters have been granted an over-allotment option for an additional 345,000 shares of common stock exercisable within thirty days. The over-allotment option, if fully exercised, would generate an additional $5.0 million in net proceeds for distribution to the Company, thus reducing its ownership to 80.2%.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Unaudited)

        When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption “Risk Factors”, in our annual report on Form 10-K/A for fiscal 2003. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview of Three Months and Six Months Ended March 31, 2004 and 2003

        During the three months and six months ended March 31, 2004, our operations reflected the continuing dominant position of our energy business. While our energy operations remain the single largest contributor to our revenues, our strategic initiatives in financial services and equipment leasing will increase in importance to us in the remainder of fiscal 2004. In April 2004, we completed Trapeza CDO VI, Ltd. a $350.0 million pooled trust collateralized debt obligation. We will continue to receive management fees and carried interests in the Trapeza entities’ profits. In addition, we have begun to seek new growth from our real estate operations through the sponsorship of real estate investment programs and expect that our revenues from this initiative will increase in fiscal 2004.

These changes are reflected in the following tables:

Revenues as a Percent of Total Revenues

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Energy	79%	85%	79%	81%
Real estate	10%	8%	10%	10%
Leasing	4%	2%	4%	3%
Equity in earnings of Trapeza entities	4%	--	3%	--
All other (1)	5%	5%	4%	6%

Assets as a Percent of Total Assets

	March 31, 2004	September 30, 2003
Energy	40%	35%
Real estate	45%	55%
Leasing	4%	2%
Equity in earnings of Trapeza entities	2%	1%
All other (2)	9%	7%

(1)	We attribute the balance to revenues derived from assets related to operations which do not meet the definition of a business segment and corporate assets such as cash, common shares held in RAIT Investment Trust and other corporate investments.

(2)	We attribute the balance to assets related to operations which do not meet the definition of a business segment, as referred to in footnote (1) above.

        On May 10, 2004, Atlas America, Inc. completed an initial public offering of 2,300,000 shares of its common stock at a price of $15.50 per common share. The net proceeds of the offering of $33.2 million, after deducting underwriting discounts will be distributed to us in the form of a repayment of inter-company debt and a non-taxable dividend. Following the offering, we will continue to own approximately 82.3% of Atlas America’s common stock. The underwriters have been granted an over-allotment option for an additional 345,000 shares of common stock exercisable within thirty days. The over-allotment option, if fully exercised, would generate an additional $5.0 million in net proceeds for distribution to us, thus reducing own ownership to 80.2%.

        In September 2003, we entered into a purchase and sale agreement with SEMCO Energy, Inc. under which we or our designee will purchase substantially all of the assets of SEMCO’s wholly-owned subsidiary, Alaska Pipeline Company, which owns a 354-mile intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage. The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing. Completion of the transaction is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline’s business. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration, without adverse action, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The purchase and sale agreement may be terminated by either SEMCO or us if the transaction is not completed by June 16, 2004 unless the party seeking the termination caused the delay by failing to fulfill its obligations under the agreement. We received an early termination of the Hart-Scott-Rodino waiting period in January 2004. On April 20, 2004, the Regulatory Commission issued an “Order Accepting Stipulation Approving Transfer of Control, Finding Motion for Expedited Consideration Moot, and Requiring Filing” finding that approval of the transaction is in the public interest and consistent with controlling law. A 30-day appeal period commenced with the issuance of the Regulatory Commission’s order. We believe that the Regulatory Commission order meets the regulatory approval requirements recited in the purchase and sale agreement, and that the acquisition can be completed within the agreed upon timeframe. SEMCO Energy has informed us that it believes the Regulatory Commission order does not comply with the regulatory approval requirements. On May 5, 2004, SEMCO Energy filed a “Petition for Clarification or Alternatively Reconsideration” on an expedited basis with the Regulatory Commission seeking clarification or amendment of the order that SEMCO Energy believes would make the order comply with the regulatory approval requirements. The acquisition could be delayed or prevented if the issues surrounding the order and SEMCO Energy’s petition are not resolved in a timely manner.

        In April 2004, Atlas Pipeline completed a public offering of 750,000 common units of limited partner interest. The net proceeds after underwriting discounts, commissions and estimated costs were approximately $25.0 million. Atlas Pipeline intends to use these proceeds for the acquisition of Alaska Pipeline from SEMCO by increasing its investment in APC Acquisition LLC, its subsidiary that will purchase Alaska Pipeline, from $24.4 million to $49.4 million. The proceeds of this offering will enable Atlas Pipeline to forgo the mezzanine financing that would otherwise have been provided by Friedman, Billings, Ramsey Group, Inc. To the extent that Atlas Pipeline does not apply the net proceeds to the purchase of Alaska Pipeline, it intends to use them as working capital.

Results of Operations: Energy

        The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil revenues and depletion per mcfe (2) for our energy operations during the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except production sales prices, production costs equivalent mcfe (2)
Revenues:
Production	$11,799	$ 9,416	$21,995	$17,485
Well drilling	26,248	23,366	48,207	29,949
Well services	2,123	2,014	4,060	3,868
Transportation	1,579	1,402	3,178	2,810
Other	191	138	233	184

	$41,940	$36,336	$77,673	$54,296

Costs and expenses:
Production	$ 1,795	$ 1,644	$ 3,432	$ 3,179
Exploration	1,528	958	1,576	1,009
Well drilling	22,824	20,318	41,919	26,043
Well services	1,021	1,037	2,062	1,862
Transportation	620	612	1,216	1,203
Non-direct	1,247	1,261	2,156	3,520

	$29,035	$25,830	$52,361	$36,816

Production revenues:
Gas (1)	$10,116	$ 8,231	$19,182	$15,281
Oil	$ 1,666	$ 1,187	$ 2,789	$ 2,203
Production volume:
Gas (mcf/day) (1) (2)	18,265	17,933	18,875	18,648
Oil (bbls/day) (2)	576	410	514	429
Average sales prices:
Gas (per mcf)	$ 6.09	$ 5.10	$ 5.55	$ 4.50
Oil (per bbl)	$ 31.81	$ 32.17	$ 29.65	$ 28.24
Production costs (3):
As a percent of production revenues	15%	17%	16%	18%
Per mcf equivalent unit (2)	$ .91	$ .90	$ .85	$ .82
Depletion per equivalent mcfe	$ 1.24	$ 1.05	$ 1.15	$ 1.00

(1)	Excludes sales of residual gas and sales to landowners.

(2)	As used in this discussion, “mcf” and mmcf” means thousand cubic feet and million cubic feet; “mcfe” and mmcfe” means thousand cubic feet equivalent and million cubic feet equivalent, and “bbls” means barrels. Bbls are converted to mcfs equivalent using the ratio of six mcfs to one bbl.

(3)	Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

        Our well drilling revenues and costs and expenses incurred represent the billings and costs associated with the completion of 157 and 123 net wells for partnerships sponsored by Atlas America in the three months ended March 31, 2004 and 2003, respectively, and 268 and 160 net wells in the six months ended March 31, 2004 and 2003, respectively. The following table sets forth information relating to these revenues and costs during the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except production sales prices, production costs data)
Average drilling revenue per well	$ 167	$ 190	$ 180	$ 187
Average drilling cost per well (1)	145	165	157	163

Average drilling gross profit per well	$ 22	$ 25	$ 23	$ 24

Gross profit margin	$3,424	$3,048	$6,288	$3,906

Gross margin percent	13%	13%	13%	13%

Net wells drilled	157	123	268	160

(1)	The amounts shown do not reflect the total cost of a well. The drilling revenue and associated drilling cost reflect that portion of the total well cost that is attributable to our investor partners in each investment drilling program as specified in the relevant drilling contracts.

        Our natural gas revenues were $10.1 million and $19.2 million in the three months and six months ended March 31, 2004, an increase of $1.9 million (23%) and $3.9 million (26%) from $8.2 million and $15.3 million in the three months and six months ended March 31, 2003, respectively. The increases were due to increases in the average sales price of natural gas of 19% and 23% for the three months and six months ended March 31, 2004 and increases of 2% and 1% in the volume of natural gas we produced in the three months and six months ended March 31, 2004, respectively. The $1.9 million increase in gas revenues in the three months ended March 31, 2004 as compared to the prior period consisted of a $1.6 million increase attributable to increases in natural gas sales prices, and by a $293,000 increase attributable to increased production volumes. The $3.9 million increase in natural gas revenues in the six months ended March 31, 2004 as compared to the prior period consisted of a $3.6 million increase attributable to an increase in natural gas sales prices, and a $335,000 increase attributable to increased production volumes.

        Our oil revenues were $1.7 million and $2.8 million in the three months and six month periods ended March 31, 2004, an increase of $479,000 (40%) and $586,000 (27%) from $1.2 million and $2.2 million in the three months and six months ended March 31, 2003, primarily due to increases in oil production volumes of 40% and 20%, for the respective periods. Oil prices decreased 1% during the three months and increased 5% during the six months ended March 31, 2004 as compared to 2003. The $479,000 increase in oil revenues in the three months ended March 31, 2004 as compared to the prior period consisted of increases of $493,000 attributable to increases in oil production volumes and $14,000 attributable to decreased sale prices. The $586,000 increase in oil revenues for the six months ended March 31, 2004 as compared to the prior period consisted of increases of $476,000 attributable to increases in production volumes and $110,000 attributable to increased sales prices.

        Our well drilling gross margin was $3.4 million and $6.3 million in the three months and six months ended March 31, 2004, an increase of $376,000 (12%) and $2.4 million (61%) from $3.0 million and $3.9 million in the three months and six months ended March 31, 2003, respectively. In the three months ended March 31, 2004, the increase of $376,000 was attributable to an increase in the number of wells drilled of $741,000 and a decrease in the gross margin per well of $365,000. In the six months ended March 31, 2004, the increase of $2.4 million was attributable to an increase in the number of wells drilled of $2.5 million and a decrease in the gross margin per well of $152,000.

        Our gross profit per well decreased as a result of a decrease in our average cost per well which, because our drilling contracts are on a “cost plus” basis (typically cost plus 15%), determines our average revenue per well. The decrease in our average cost per well in the three month and six months ended March 31, 2004 resulted from a decrease in the cost of tangible equipment used in the wells as a result of a portion of the wells we drilled targeting shallower formations and requiring less equipment. In addition, it should be noted that “Liabilities associated with drilling contracts” on our balance sheet includes $15.5 million of funds raised in our drilling investment program in the first three months of fiscal 2004 that had not been applied to drill wells as of March 31, 2004 due to the timing of drilling operations, and thus had not been recognized as well drilling revenue. We expect to recognize this amount as revenue in the remainder of fiscal 2004. Because we raised $40.2 million in our drilling investment partnerships in the first quarter of fiscal 2004 alone, we anticipate drilling revenues and related costs to be substantially higher than in fiscal 2003.

        Our transportation revenues increased $177,000 (13%) in the three months and six months ended March 31, 2004 as compared to the similar prior year periods. This increase resulted from higher gross volumes transported due to the additional volumes associated with new partnership wells drilled by us and connected to our gathering system and an increase in the average prices received for the natural gas transported, upon which the fees chargeable under a portion of our transportation arrangements are based.

        Our production costs were $1.8 million and $3.4 million in the three months and six months ended March 31, 2004, an increase of $151,000 (9%) and $253,000 (8%), respectively. These increases were attributable to increases in repairs and maintenance, due to discretionary workovers on marginal wells, and transportation expenses associated with increased volumes and prices, as a portion of our wells are charged transportation based on the sales price of the gas transported.

        Our exploration costs were $1.5 million and $1.6 million in the three months and six months ended March 31, 2004, an increase of $570,000 (59%) and $567,000 (56%) from the three months and six months ended March 31, 2003, respectively. These increases were attributable to expenditures for dry hole costs of $587,000 in the three months ended March 31, 2004, which were charged to operations upon our decision that a well drilled in an exploratory area of our operations was not capable of economic production.

        Our non-direct expenses were $1.2 million and $2.2 million in the three months and six months ended March 31, 2004, a decrease of $14,000 (1%) and $1.4 million (39%), respectively. The decrease in the six months ended March 31, 2004 was attributable to reimbursements we received for costs we incurred in our partnership management and drilling activities, resulting from an increase in the number of wells we drilled and managed compared to the similar prior period and was partially offset by increases in the cost of running our energy corporate office as a result of continued growth in our energy operations.

Results of Operations: Real Estate

        During the three months and six months ended March 31, 2004, our real estate operations continued to be affected by three principal trends or events:

o	We continued to selectively resolve the loans in our existing portfolio through repayments, sales, refinancings, restructurings and foreclosures.

o	The adoption of FIN 46.

o	We sought growth in our real estate business through the sponsorship of real estate investment partnerships in which we are also an investor.

        The principal effect of the first factor has been to reduce the number of our real estate loans as a result of repayments, sales, refinancings and restructurings, increasing our cash flow from loan resolutions. The principal effect of the adoption of FIN 46 has been to consolidate in our financial statements the assets, liabilities, revenues and expenses of a number of borrowers, although not affecting our creditor-debtor legal relationship with these borrowers and not causing these assets and obligations to become our legal assets or obligations. Our FIN 46 assets were $170.5 million and $300.9 million at March 31, 2004 and September 30, 2003, respectively. Our FIN 46 liabilities were $99.7 million and $186.7 million at March 31, 2004 and September 30, 2003, respectively. The principal effect of the third factor has been to increase our interest in real property through the sponsorship of real estate investment partnerships.

        The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Revenues:
Interest	$ 388	$1,799	$ 566	$3,730
Accreted discount	421	714	978	1,409
Gains on resolution of loans, ventures and
FIN 46 assets	659	--	732	813
Fee income	197	555	731	555
FIN 46 properties	3,062	--	5,426	--
Equity in earnings of equity investees	240	387	377	39
Rental properties	440	34	980	102

	$5,407	$3,489	$9,790	$6,648

Costs and expenses:
Real estate general and administrative	$1,302	$ 937	$2,353	$1,783
Rental properties	503	--	945	--
FIN 46 properties	2,391	--	4,736	--

	$4,196	$ 937	$8,034	$1,783

Three Months Ended March 31, 2004 as Compared to the Three Months Ended March 31, 2003

        Revenues increased $1.9 million (55%) from $3.5 million to $5.4 million in the three months ended March 31, 2004. We attribute the increase to the following:

o	An increase of $659,000 in gains on resolutions of loans and ventures in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. In the three months ended March 31, 2004, we received $3.4 million for the sale of our investment in one venture resulting in a gain of $841,000. We also resolved one loan with a book value of $2.3 million for $2.1 million recognizing a loss of $182,000 as compared to no loans resolved in the three months ended March 31, 2003.

o	An increase of $3.1 million in FIN 46 revenues in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. We early adopted FIN 46 on July 1, 2003 which resulted in our consolidating seven entities as of March 31, 2004 and recording their operations as FIN 46 revenues and expenses.

o	An increase of $406,000 in rental income in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase was the result of recording rental income from properties underlying two loans upon which we foreclosed subsequent to the prior year period.

The increases were partially offset by the following:

o	A decrease in interest and accreted discount of $1.7 million (68%) resulting from the following:

—	The transfer of fourteen loans to FIN 46 accounting treatment as of July 1, 2003, which decreased interest income by $1.1 million in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

—	The resolution of nine loans since April 1, 2003, which decreased interest income by $369,000 in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

—	The completion of accretion of discount on one loan, which decreased interest income by $33,000 in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

—	The foreclosure of two loans subsequent to the prior year period, which decreased interest income by $81,000 in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

31

—	A decrease in our average rate of accretion, which decreased interest income by $86,000 in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

o	A decrease of $358,000 in fee income in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. We earned fees for services provided to the real estate investment partnerships which we sponsored relating to the purchase and third party financing of one property in the three months ended March 31, 2003. During the three months ended March 31, 2004 we earned management fees for the existing properties; we did not earn any fees relating to the purchase and third party financing of any new acquisitions. We anticipate earning additional fees from our two partnerships and any future real estate investment partnerships which we may sponsor.

o	A decrease of $147,000 in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease was the result of lower earnings from two of our three investments.

        Gains on resolutions of loans, ventures and FIN 46 assets (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

        Costs and expenses of our real estate finance operations were $4.2 million in the three months ended March 31, 2004, an increase of $3.3 million (348%) from $937,000 in the three months ended March 31, 2003. We attribute the increase to the following:

o	An increase of $365,000 in real estate general and administrative expenses in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The increase resulted primarily from the following:

—	An increase in insurance of $48,000 reflecting an increase in insurance rates in general.

—	An increase in wages and benefits of $206,000 as a result of the addition of personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate and to expand our real estate operations through the sponsorship of real estate investment partnerships.

—	An increase in legal fees of $61,000 reflecting the efforts to monetize the real estate loan portfolio.

—	An increase in audit expense of $61,000 reflecting the additional fees incurred in adopting FIN 46.

o	An increase of $503,000 in rental properties expenses in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. These expenses are primarily related to two properties upon which we foreclosed subsequent to the prior year period.

o	An increase of $2.4 million in FIN 46 expenses in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. We early adopted FIN 46 on July 1, 2003, which resulted in our consolidating seven entities as of March 31, 2004 and recording their operations as FIN 46 revenues and expenses. These expenses include such non-cash items as depreciation and amortization.

Six Months Ended March 31, 2004 as Compared to the Six Months Ended March 31, 2003

        Revenues increased $3.1 million (47%) to $9.8 million in the six months ended March 31, 2003 from $6.7 million in the six months ended March 31, 2004. We attribute the increase to the following:

o	An increase of $5.4 million in FIN 46 revenues in the six months ended March 31, 2004, as compared to the six months ended March 31,2003. We early adopted FIN 46 on July 1, 2003 which resulted in our consolidating seven entities as of March 31, 2004 and recording their operations as FIN 46 revenue and expenses.

o	An increase of $338,000 in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. The increase was the result of higher earnings from two of our three investments.

32

o	An increase of $878,000 in rental income in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. The increase was the result of recording rental income from properties underlying two loans upon which we foreclosed subsequent to the prior year period.

o	An increase of $176,000 in fee income in the six months ended March 31, 2004, as compared to the six months ended March 31, 2003. We earned fees for services provided to the real estate investment partnerships which we sponsored relating to the purchase and third party financing of one property in the six months ended March 31, 2004 and one property in the six months ended March 31, 2003. Additionally, we earned management fees for the properties owned by real estate investment partnerships which we sponsored during the six months ended March 31, 2004. We anticipate earning additional fees from our two partnerships and any future real estate investment partnerships which we may sponsor.

The increases were partially offset by the following:

o	A decrease in interest and accreted discount income of $3.6 million (70%) resulting from the following:

—	The transfer of fourteen loans to FIN 46 accounting treatment as of July 1, 2003, which decreased interest income by $2.4 million in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003.

—	The resolution of eleven loans since April 1, 2003 which decreased interest income by $894,000 in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003.

—	The completion of accretion of discount on one loan, which decreased interest income by $66,000 in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003.

—	The foreclosure of two loans after June 30, 2003, which decreased interest income by $162,000 in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003.

—	A decrease of our average rate of accretion, resulting in a decrease in interest income of $81,000 in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003.

o	A decrease of $81,000 in gains on resolutions of loans and ventures. In the six months ended March 31, 2004 we resolved three loans having an aggregate book value of $3.7 million for $3.5 million, recognizing losses of $109,000. We also received $3.4 million for the sale of our investment in one venture resulting in a gain of $841,000. In the six months ended March 31, 2003, we resolved one loan having a book value of $4.2 million for $5.0 million, recognizing a gain of $813,000.

        Gains on resolutions of loans, ventures and FIN 46 assets (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

        Costs and expenses of our real estate finance operations were $8.0 million in the six months ended March 31, 2004, an increase of $6.3 million (351%) from $1.8 million in the six months ended March 31, 2003.

        We attribute the increase to the following:

o	An increase of $570,000 in real estate general and administrative expenses in the six months ended March 31, 2004, as compared to the six months ended March 31, 2003. The increase resulted primarily from the following:

—	An increase in insurance of $125,000 reflecting an increase in insurance rates in general.

—	An increase in wages and benefits of $284,000 as a result of the addition of personnel in our real estate subsidiary to manage our exiting portfolio of commercial loans and real estate and to expand our real estate operations through the sponsorship of real estate investments partnerships.

33

—	An increase in legal fees of $61,000 reflecting the efforts to monetize the real estate loan portfolio.

—	An increase in audit expense of $61,000 reflecting the additional fees incurred in adopting FIN 46.

—	An increase in travel costs of $47,000 due to the increased acquisition activity associated with the management of our real estate investment programs.

o	An increase of $945,000 in rental properties expenses in the six months ended March 31, 2004, as compared to the six months ended March 31, 2003. These expenses are primarily related to two properties upon which we foreclosed subsequent to the prior year period.

o	An increase of $4.7 million in FIN 46 expenses for the six months ended March 31, 2004, as compared to the six months ended March 31, 2003. We early adopted FIN 46 on July 1, 2003, which resulted in our consolidating seven entities as of March 31, 2004 and recording their operations as FIN 46 revenues and expenses. These expenses include such non-cash items as depreciation and amortization.

Results of Operations: Leasing

The following table sets forth certain information relating to the revenue, costs and expenses incurred in our equipment leasing operations during the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Revenues:
Management	$569	$410	$1,242	$1,395
Leasing	492	91	953	200
Fees	574	157	1,016	170
Gains on lease terminations	338	--	338	--
Other	111	57	159	97

	$2,084	$715	$3,708	$1,862

Costs and expenses	$2,880	$992	$4,426	$1,991

        The following table sets forth certain information related to our lessee’s business and the concentration of our equipment on our leases under management as of March 31, 2004, as a percentage of our total managed portfolio:

Lessee Business		Equipment Under Lease
Health Services	28%	Medical Equipment	23%
Auto Dealers & Gas Stations	10%	Computer Equipment	21%
Personal Services	7%	Software	10%
Business Services	6%	Industrial Equipment	9%
Wholesale Trade Durable Goods	4%	Dry Cleaning Equipment	4%
Other Categories	45%	Other Equipment Types	33%

	100%		100%

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

Three and Six Months Ended March 31, 2004 as Compared to the Three and Six Months Ended March 31, 2003

        Our lease originations were $20.0 million and $47.0 million for the three and six months ended March 31, 2004, an increase of $15.2 million (317%) and $38.0 million (421%) from the three and six months ended March 31, 2003, respectively. Our assets under management at March 31, 2004 were $89.3 million, an increase of $64.9 million (265%) over March 31, 2003. Included in our lease originations for the three months ended March 31, 2004 were $3.7 million of leases acquired at book value from leasing investment partnerships in which we are the general partner. These funds are in the liquidation process. These increases reflect the growth of our leasing business facilitated by our relationships with Merrill Lynch and our investment partnership.

        Our leasing revenues were $2.1 million and $3.7 million in the three and six months ended March 31, 2004, an increase of $1.4 million (191%) and $1.8 million (99%) from $715,000 and $1.9 million in the three and six months ended March 31, 2003, respectively. The increases are primarily due to lease income, lease termination activity, and fees associated with our new leasing programs. Gains on lease terminations, if any, vary from transaction to transaction, and there may be significant variances from period to period.

        Our leasing expenses were $2.9 million and $4.4 million in the three and six months ended March 31, 2004, an increase of $1.9 million (190%) and $2.4 million (122%) from $992,000 and $2.0 million in the three and six months ended March 31, 2003, respectively. Due to the expansion of our leasing operations, there was an increase in corporate allocated expense of $200,000 and $400,000, an increase in our wages and benefits of $540,000 and $719,000, and an increase in overhead operational expenses of $68,000 and $46,000 for the three and six months ended March 31, 2004, respectively. In addition, we previously deferred organization and offering costs in connection with the fund raising activities of our equipment leasing investment partnership. The investment partnership reimburses us for these costs as it sells partnership interests in connection with its public offering. From time to time we adjust the amount of these costs based on the reimbursements we expect to receive. The offering period for the current equipment leasing investment partnership terminates August 15, 2004. During the three and six month periods ended March 31, 2004, based on market conditions affecting the sale of investment units, we have reduced the remaining offering costs to be reimbursed by $1.1 million and $1.3 million, respectively by a charge to earnings.

Results of Operations: Financial Services

As part of our financial services business segment, we sponsor and have 50% interests in entities that manage pools of trust preferred securities for issuers of collateralized debt obligations. We refer to the sponsored entities as the Trapeza entities and the issuers of collateralized debt obligations as the CDO issuers. The Trapeza entities act as the general partners of the limited partnerships that own the equity interest in the CDO issuers. We typically make a direct investment in the limited partner interests of these limited partnerships as well. The Trapeza entities receive collateral management fees from the CDO issuers, general partner distributions from the limited partnerships and partnership administration fees. We receive limited partner distributions with respect to our limited partner interests.

        Our equity in the earnings of the Trapeza entities was $1.9 million and $2.9 million in the three and six months ended March 31, 2004, respectively, an increase of $1.9 million and $2.8 million from $122,000 in the six months ended March 31, 2003. The increase reflects our equity earnings subsequent to completion of offerings by five Trapeza CDO issuers which we had sponsored as of March 31, 2004 as compared to two Trapeza CDO issuers which we had sponsored as of March 31, 2003. We made the decision, in the three months ended March 31, 2003, to account for our equity earnings in the Trapeza entities on a one-quarter lag as permissible by accounting principles generally accepted in the United States of America. This resulted in no equity earnings recognition in the three months ended March 31, 2003.

        We also own a 50% interest in 1845 Warehouse, LLC (“1845 Warehouse”), an entity created to support a warehouse line of credit to be used to provide financing to CDO issuers we sponsor in the future. We invested $2.5 million in 1845 Warehouse in November 2003 along with a like amount by the other owner of 1845 Warehouse. 1845 Warehouse has obtained a warehouse line of credit for its own account from an unaffiliated third party. We expect that 1845 Warehouse will receive distributions from future CDO closings equal to a portion of the positive spread between its warehouse financing costs and the interest received on the trust preferred securities it finances. The third party lender will receive the balance of such positive spread.

        Our financial services expenses were $74,000 and $413,000 in the three months and six months ended March 31, 2004. These expenses represent costs associated with our sponsorship and management of investment partnerships in the trust preferred area. These expenses include primarily salaries and benefits and legal and professional fees. These expenses were partially offset by reimbursements of $400,000 and $643,000 from our investment partnerships in the three months and six months ended March 31, 2004.

Results of Operations: Other Revenues, Costs and Expenses

        Our interest, dividends, gains and other income were $3.0 million and $4.9 million in the three months and six months ended March 31, 2004, respectively, an increase of $899,000 (42%) and $756,000 (18%) as compared to $2.2 million and $4.1 million in the three months and six months ended March 31, 2003, respectively. The following table sets forth information relating to other income during the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Gains on sales of RAIT shares	$2,986	$1,150	$5,494	$2,119
Write-off of deferred finance costs and premium paid
on redemption of senior notes	(428)	--	(1,955)	--
Dividend income	267	672	671	1,461
Interest income	97	131	268	382
Other	127	197	400	160

	$3,049	$2,150	$4,878	$4,122

        Gains on sales of RAIT shares increased $1.8 million and $3.4 million, to $3.0 million and $5.5 million in the three months and six months ended March 31, 2004 from $1.2 million and $2.1 million in the three months and six months ended March 31, 2003. In the three months and six months ended March 31, 2004, we sold 223,000 and 447,700 shares realizing proceeds of $5.9 million and $11.5 million, respectively. In the three months ended March 31, 2003 we sold 189,100 and 352,600 shares realizing proceeds of $4.0 million and $7.4 million, respectively. In the three months and six months ended March 31, 2004, we redeemed $13.0 million and $54.0 million of our senior notes and paid a 3% premium which resulted in write-offs of $428,000 and $2.0 million, respectively. Dividend income decreased $405,000 (60%) and $790,000 (54%) from $672,000 and $1.5 million in the three months and six months ended March 31, 2003. The decrease was due to the sale of RAIT shares during the twelve months ended March 31, 2004, thus lowering dividends received. Interest income decreased $34,000 (26%) and $114,000 (30%) in three months and six months ended March 31, 2004 from $131,000 and $382,000 in the three months and six months ended March 31, 2003. This decrease was the result of a decrease in funds invested as well as in interest rates earned on those funds, reflecting generally low market interest rate levels.

        Our general and administrative expenses decreased $940,000 (37%) and $526,000 (13%) in the three months and six months ended March 31, 2004 to $1.6 million and $3.6 million from $2.5 million and $4.1 million in the three months and six months ended March 31, 2003, respectively. These decreases were the result of a legal settlement in the prior year of an action by the former chairman of TRM Corporation, partially offset by increases in legal and professional fees and insurance costs.

        Our depreciation, depletion, and amortization consist mainly of depletion of oil and gas properties and amortization of contracts acquired. Our depletion as a percentage of oil and gas production revenues was 21% in the three and six months ended March 31, 2004 compared to 21% and 22% in the three and six months ended March 31, 2003. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices, and fluctuations in the depletable cost basis of oil and gas properties.

        Our interest expense was $1.2 million and $3.9 million in the three months and six months ended March 31, 2004, a decrease of $1.9 million (60%) and $2.5 million (39%) from $3.1 million and $6.4 million in the three and six months ended March 31, 2003, respectively. This decrease was primarily a result of our redemption of $65.3 million of our senior notes during the twelve months ended March 31, 2004, partially offset by an increase in our leasing segment interest expense as a result of the expansion of our leasing business.

        As a result of the secondary public offering by Atlas Pipeline Partners in May 2003, we had a 39% interest in this partnership through both our general partner interest and our subordinated units. In April 2004, as a result of the completion of another public offering, we now have a combined 32% interest in this partnership. The minority interest in Atlas Pipeline Partners is the interest of Atlas Pipeline Partners’ common unit holders. As general partner, we control Atlas Pipeline Partners; therefore we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline Partners earnings was $1.3 million and $2.6 million in the three months and six months ended March 31, 2004, as compared to $884,000 and $1.5 million in the three months and six months ended March 31, 2003, an increase of $438,000 (50%) and $1.1 million (70%), respectively. These increases were the result of an increase in Atlas Pipeline Partners’ net income principally caused by increases in transportation fees received and an increase in the amount of Atlas Pipeline Partners’ earnings attributable to minority interests ownership as a result of its secondary public offering.

        Our provision for possible losses decreased $700,000 and $773,000 to $100,000 and $400,000 in the three months and six months ended March 31, 2004, respectively, as compared to $800,000 and $1.2 million in the three months and six months ended March 31, 2003, respectively. These decreases resulted primarily from a decrease in our real estate investments and consideration of general and local economic conditions, neighborhood values, competitive over building and other factors.

        Our effective tax rate increased to 34% in the three months and six months ended March 31, 2004 as compared to 32% in the three months and six months ended March 31, 2003 as a result of a decrease in tax exempt interest and an increase in state income taxes.

Discontinued Operations

        In accordance with Statement of Financial Accounting Standards or SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” our decision in fiscal 2003 and 2004 to dispose of certain real estate properties resulted in the presentation of these assets, liabilities and operations as discontinued operations for the three months and six months ended March 31, 2004. We classified three FIN 46 entities’ assets and liabilities and one real estate rental property as held for sale at March 31, 2004 and their operations as discontinued. Included in discontinued operations (loss on disposal) is an impairment charge of $2.6 million for one such investment caused by a change in market conditions. In addition, we recognized a gain on disposal as a result of a final resolution of a lease obligation associated with our discontinued residential lending business (See Note 10 to the consolidated financial statements).

Liquidity and Capital Resources

        General.        Our major sources of liquidity have been funds generated by operations, funds raised and fees earned from investment partnerships, resolutions of real estate loans, borrowings under our existing energy, real estate finance, leasing and corporate credit facilities and the sale of our RAIT shares. We have employed these funds principally in the expansion of our energy operations, the redemption of our senior notes and the acquisition of senior lien interests relating to our real estate loans. The following table sets forth our sources and uses of cash for the periods indicated:

	Six Months Ended March 31,
	2004	2003
	(in thousands)
Provided by operations	$7,283	$15,000
Used in investing activities	(4,136)	(3,539)
Used in financing activities	(51,546)	(3,990)
Provided by (used in) discontinued operations	34,359	(5,624)

	$(14,040)	$1,847

        We had $27.1 million in cash and cash equivalents on hand at March 31, 2004, as compared to $41.1 million at September 30, 2003. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 7.1 to 1.0 in the six months ended March 31, 2004 as compared to 2.5 to 1.0 in the six months ended March 31, 2003. Working capital at March 31, 2004 was $25.0 million as compared to $30.3 million at September 30, 2003. The decrease was primarily due to of the repayment of long term debt and investments in our drilling partnerships and Trapeza. Our ratio of debt (including current maturities) to equity was 41% and 62% at March 31, 2004 and September 30, 2003, respectively.

        Our liquidity is affected by national, regional and local economic trends and uncertainties as well as trends and uncertainties more particular to us, including natural gas prices, interest rates, and our ability to raise funds through our sponsorship of investment partnerships. While the current favorable natural gas pricing and interest rate environment have been positive contributors to our liquidity and lead us to believe that we will be able to refinance, repay, or renew, our indebtedness as it matures, there are numerous risks and uncertainties involved. Factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, are described in “-Results of Operations,” and “-Contractual Obligations and Commercial Commitments,” as well as in Item 1, “Business-Risk Factors” in our Annual Report on Form 10K/A for fiscal 2003.

        Cash Flows from Operating Activities.Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the prices of natural gas and oil, interest rates, our ability to raise funds for our drilling investment partnerships and the strength of the market for rentals of the types of properties secured by our real estate loans and real estate. Netcash provided by operating activities decreased $7.7 million in the six months ended March 31, 2004 to $7.3 million from $15.0 million in the six months ended March 31, 2003, substantially as a result of the following:

o	A decrease in the level of accounts payable and accrued liabilities associated with our sponsorship of investment drilling programs decreased cash flow by $8.2 million in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. The level of these liabilities is dependent on the timing of funds raised and subsequently used in our drilling programs.

o	Net fundings of direct financing leases associated with our sponsorship of our investment leasing program and our Merrill Lynch Equipment Finance, LLC agreement and their related receivables decreased cash flows by $4.2 million in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. The level of assets and liabilities of our lease originations at any balance sheet date is dependent upon the timing of fundings from these investment programs.

o	The remaining increase in cash was generated by continuing operations, most of which was due to increases in our drilling activities and the prices we receive for our natural gas and oil produced.

        Cash Flows from Investing Activities.Net cash used in our investing activities increased $597,000 in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003 as a result of the following:

o	Capital expenditures increased $5.6 million in the six months ended March 31, 2004, compared to the six months ended March 31, 2003, substantially all of which was related to funding our share of drilling costs associated with our sponsorship of investment drilling programs and costs related to the expansion of our gathering systems.

o	Payments on notes receivable and proceeds from sale of assets increased by $3.5 million in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. These payments vary from transaction to transaction and are normally discretionary on the borrower’s part.

o	Proceeds from sales of RAIT shares increased cash flow by $4.2 million in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003.

o	Our net investments in our Trapeza entities increased by $1.5 million. We had five Trapeza CDO issuers sponsored as of March 31, 2004 whereas two Trapeza CDO issuers were sponsored as of March 31, 2003.

        Cash Flows from Financing Activities. Net cash used in our financing activities increased $47.6 million in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003, as a result of the following:

o	Net debt payments increased $49.1 million, primarily as a result of the redemption of $54.0 million of our senior notes which would have matured in August 2004 and the repayment of a real estate term loan in the amount of $5.8 million, partially offset by $10.0 million in new real estate borrowings.

        Net cash Provided By (Used In) Discontinued Operations. Net cash provided by discontinued operations increased by of $40.0 million in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003, primarily due to proceeds of $34.5 million principally related to the sale of two FIN 46 assets, offset by cash out lays for certain other discontinued assets. In the six months ended March 31, 2003 we used $5.6 million in the partial settlement of claims associated with the sale of our leasing subsidiaries in August 2000.

        During the six months ended March 31, 2004 and 2003, our capital expenditures related primarily to our investments in our drilling programs and pipeline expansions, in which we invested $17.3 million and $11.7 million, respectively. For the six months ended March 31, 2004 and the remaining quarters of fiscal 2004, we funded and expect to continue to fund these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. Through our energy subsidiaries, we have established two credit facilities to facilitate the funding of our capital expenditures. In March 2004, we obtained an increase in the borrowing base on our energy credit facility administered by Wachovia Bank to $65.0 million. In addition, in September 2003n we replaced our $15.0 million credit facility with a new $20.0 million credit facility with Wachovia Bank.

        The level of capital expenditures we must devote to our energy operations is dependent upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $90.0 million in fiscal 2004 through drilling investment programs. Through the six months ended March 31, 2004, we have raised $40.2 million. We believe cash flow from operations and amounts available under our credit facilities will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

        We continuously evaluate acquisitions of gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture partners. There can be no assurance that we will be successful in our efforts to obtain outside capital.

        Our senior notes were to mature in August 2004; we redeemed the remaining $54.0 million of these notes outstanding during the six months ended March 31, 2004.

Contractual Obligations and Commercial Commitments

        The following table summarizes our contractual obligations at March 31, 2004.

		Payments Due by Period (in thousands)
Contractual cash obligations:	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$ 82,927	$12,202	$66,201	$4,512	$12
Secured revolving credit facilities	13,836	13,836	--	--	--
Operating lease obligations	4,663	1,519	3,032	112	--
Capital lease obligation	--	--	--	--	--
Unconditional purchase obligations	--	--	--	--	--
Other long-term obligations	--	--	--	--	--
Total contractual cash obligations	$101,426	$27,557	$69,233	$4,624	$12

		Amount of Commitment Expiration Per Period (in thousands)
Other commercial commitments:	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Standby letters of credit	$ 1,945	$1,695	$ --	$ 250	$ --
Guarantees	1,461	400	1,061	--	--
Standby replacement commitments	4,571	2,409	2,162	--	--
Other commercial commitments	266,394	5,098	62,130	124,725	74,441

Total commercial commitments	$274,371	$9,602	$65,353	$124,975	$74,441

        A real estate investment partnership in which we have a general partner interest has obtained senior lien financing with respect to five properties it acquired. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to five of our real estate investments. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next five years.

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

        For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K/A.

Recently Issued Financial Accounting Standards

        In December 2003, the Financial Accounting Standards Board or FASB, revised SFAS 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the revised SFAS No. 132 had no impact on our results of operations or our financial position.

        In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activates.” SFAS 149 is effective for contracts entered into or modified after December 31, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS 149 did not have a material effect on our financial position or our results of operations.

        In January 2003, FASB issued FIN 46. In December 2003, FASB issued a revised interpretation of FIN 46, which supersedes FIN 46 and clarifies and expands current accounting guidance for Variable Interest Entities or VIE’s. We refer to this interpretation throughout this document as FIN 46 or FIN 46-R. FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidated the VIE is the primary beneficiary, and is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R are effective immediately for all VIEs created after January 31, 2003 and for VIEs created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We early adopted FIN 46 on July 1, 2003.

Pending Acquisition

        In September 2003, Atlas Pipeline entered into a purchase and sale agreement with SEMCO Energy, Inc. (“SEMCO”) pursuant to which Atlas Pipeline or its designee will purchase substantially all of the assets of SEMCO’s wholly-owned subsidiary, Alaska Pipeline Company, which owns an intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage (the “Acquisition”). The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing.

        Consummation of the Acquisition is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline’s business. The purchase and sale agreement may be terminated by either Atlas Pipeline or SEMCO if the transaction is not consummated by June 16, 2004. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Atlas Pipeline received an early termination of the waiting period in January 2004 and approval by the Regulatory Commission in April 2004. On April 20, 2004, the Regulatory Commission issued an “Order Accepting Stipulation Approving Transfer of Control, Finding Motion for Expedited Consideration Moot, and Requiring Filing” finding that approval of the transaction is in the public interest and consistent with controlling law. A 30-day appeal period commenced with the issuance of the Regulatory Commission’s order. We believe that the Regulatory Commission order meets the regulatory approval requirements recited in the purchase and sale agreement, and that the acquisition can be completed within the agreed upon timeframe. SEMCO Energy has informed us that it believes the Regulatory Commission order does not comply with the regulatory approval requirements and that it may seek clarification of the order. If the parties cannot agree, or resolve through agreed upon dispute resolution procedures, that the Regulatory Commission order is sufficient, the acquisition could be delayed or prevented.

        As part of the Acquisition, at closing, Alaska Pipeline and ENSTAR Natural Gas Company (“ENSTAR”), a division of SEMCO which conducts its gas distribution business in Alaska, will enter into a Special Contract for Gas Transportation pursuant to which ENSTAR will pay a reservation fee of $943,000 per month for the use of all of the pipeline’s transportation capacity plus $.075 per thousand cubic feet, or mcf, of gas transported, for 10 years. During 2003, total gas volumes delivered through the Alaska Pipeline system averaged approximately 147.0 million cubic feet per day. SEMCO will execute a gas transmission agreement with Alaska Pipeline pursuant to which SEMCO will be obligated to make up any difference if the Regulatory Commission of Alaska reduces the transportation rates payable by ENSTAR pursuant to the Special Contract.

        Further, Alaska Pipeline will enter into an Operation and Maintenance and Administrative Services Agreement with ENSTAR under which ENSTAR will continue to operate and maintain the pipeline for at least 5 years for a fee of $334,000 per month for the first three years. Thereafter, ENSTAR’s fee will be adjusted for inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in interest rates and oil and gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonable possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than trading.

General

        We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments.

        The following analysis presents the effects on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2004. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

Energy

        Interest Rate Risk. At March 31, 2004, the amount outstanding under a revolving loan attributable to our energy operations had increased to $40.5 million from $31.0 million at September 30, 2003. The weighted average interest rate for this facility increased from 2.9% at September 30, 2003 to 3.3% at March 31, 2004 due to a larger portion of our borrowings being at the bank’s prime rate at March 31, 2004. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net annual income would change by approximately $87,000.

        We have a $20.0 million revolving credit facility to fund the expansion of Atlas Pipeline Partners’ existing gathering systems and the acquisitions of other gas gathering systems. In the six months ended March 31, 2004, we had no borrowings under this facility.

        Commodity Price Risk. Our major market risk exposure in commodities is fluctuations in the pricing of our gas and oil production. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years. To limit our exposure to changing natural gas prices, we use hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for expected production volumes.

        We do not hold or issue derivative instruments for trading purposes. Historically, we have entered into financial hedging activities for a portion of our projected natural gas production. We recognize gains and losses from the settlement of these hedges in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when we deliver the associated natural gas. We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. We did not settle any contracts during the six months ended March 31, 2004. We recognized losses of $544,000 on settled contracts during the six months ended March 31, 2003. We recognized no gains or losses during the six months ended March 31, 2004 or 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

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

Real Estate

        Portfolio Loans and Related Senior Liens. We believe that none of the loans held in our portfolio as of March 31, 2004 (including loans treated in our consolidated financial statements as FIN 46 assets and liabilities) are sensitive to changes in interest rates since:

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

         Debt.       The interest rates on our real estate revolving lines of credit are at the prime rate minus 1% for the outstanding $5.0 million under our line at Hudson United Bank and at the prime rate for the outstanding $18.0 million at Sovereign Bank. We have $10.0 million outstanding on our line of credit at Commerce Bank which bears interest at one of two rates, elected at our option; (i) the lender’s prime rate, or (ii) the London Inter-Bank Offered Rate or LIBOR plus 250 basis points subject to a floor of 5% and ceiling of 8 ½%. This defined prime rate was the “prime rate” as reported in The Wall Street Journal (4.00% at March 31, 2004). A hypothetical 10% change in the average interest rate applicable to these lines of credit would change our net income by approximately $90,000.

Leasing

        LEAF Financial Corporation, our equipment-leasing subsidiary, entered into a $10.0 million secured revolving credit facility with National City Bank which terminates January 31, 2005. We guarantee this facility; outstanding loans bear interest at one of two rates, elected at our option; (i) the lender’s prime rate plus 200 basis points, or (ii) the LIBOR plus 300 basis points. As of March 31, 2004, the balance outstanding was $5.1 million at an average interest rate of 4.1%. LEAF Financial Corporation also has a $10.0 million secured credit facility with Commerce Bank. The facility has the same interest rate structure as the National City Bank facility and expires June 30, 2004. As of March 31, 2004, the balance outstanding was $8.8 million at an average interest rate of 4.1%. A hypothetical 10% change in the average interest rate on these facilities would change our net income by approximately $37,000.

Other

        We established a $5.0 million revolving line of credit with Sovereign Bank. The facility expires in August 2005 and bears interest at the lender’s prime rate. As of March 31, 2004, $5.0 million was outstanding under this facility. A hypothetical 10% change in the average interest rate on this facility would not materially affect our net income.

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no significant changes in our internal controls over financial reporting that has partially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the three months ended March 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
10.1	Amendment Agreement and First Allonge to Term Note
10.2	Fifth Amendment to Revolving Credit Agreement and Assignment.
10.3	Third Amendment to Revolving Credit Agreement and Assignment among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P., LEAF Funding, Inc. and National City Bank dated September 29, 2003. (2)
10.4	Fourth Amendment to Revolving Credit Agreement and Assignment among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P., LEAF Funding, Inc. and National City Bank dated December 19, 2003. (2)
31.1	Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).
31.2	Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K

None

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC. (Registrant)

Date: May 13, 2004	By: /s/Steven J. Kessler
Steven J. Kessler Senior Vice President and Chief Financial Officer

Date: May 13, 2004	By: /s/Nancy J. McGurk
Nancy J. McGurk Vice-President and Chief Accounting Officer
47