Form 10-Q
period 2004-06-30
RESOURCE AMERICA INC
filed 2004-08-16
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

      1845 Walnut Street, Suite 1000
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

                     17,486,384 Shares            July 30, 2004

                                        RESOURCE AMERICA, INC. AND SUBSIDIARIES
                                               INDEX TO QUARTERLY REPORT
                                                     ON FORM 10-Q


                                                                                                              PAGE
                                                                                                              ----
PART I                 FINANCIAL INFORMATION

   Item 1.             Financial Statements

                       Consolidated Balance Sheets - June 30, 2004 (Unaudited) and
                            September 30, 2003..............................................................  3

                       Consolidated Statements of Income (Unaudited)
                            Three Months and Nine Months Ended June 30, 2004 and 2003.......................  4

                       Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                            Nine Months Ended June 30, 2004.................................................  5

                       Consolidated Statements of Cash Flows (Unaudited)
                            Nine Months Ended June 30, 2004 and 2003........................................  6

                       Notes to Consolidated Financial Statements - June 30, 2004 (Unaudited)...............  7 - 26

   Item 2.             Management's Discussion and Analysis of Financial Condition
                            and Results of Operations.......................................................  27 - 45

   Item 3.             Quantitative and Qualitative Disclosures about Market Risk...........................  46 - 47

   Item 4.             Controls and Procedures..............................................................  48

PART II                OTHER INFORMATION

   Item 4.             Submission of Matters to a Vote of Security Holders..................................  49

   Item 6.             Exhibits and Reports on Form 8-K.....................................................  49 - 50

SIGNATURES..................................................................................................  51

                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

                                           RESOURCE AMERICA, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                      (in thousands, except share data)

                                                                                       June 30,  September 30,
                                                                                         2004        2003
                                                                                     ----------- -------------
                                                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.......................................................    $ 65,514    $ 41,129
   Investment in lease receivables.................................................      41,930       6,817
   Accounts receivable and prepaid expenses........................................      20,136      23,599
   FIN 46 entities' and other assets held for sale.................................     104,834     222,677
                                                                                       --------    --------
     Total current assets..........................................................     232,414     294,222

Investments in real estate loans and real estate...................................      73,783      68,936
FIN 46 entities' assets............................................................      61,602      78,247
Investment in RAIT Investment Trust................................................       7,287      20,511
Property and equipment, net........................................................     157,516     143,410
Other assets.......................................................................      27,763      19,509
Intangible assets, net.............................................................       7,662       8,476
Goodwill...........................................................................      37,471      37,471
                                                                                       --------    --------
                                                                                       $605,498    $670,782
                                                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt...............................................    $ 14,633    $ 59,471
   Secured revolving credit facilities - leasing...................................      34,938       7,168
   Accounts payable................................................................      20,664      19,065
   FIN 46 entities' and other liabilities associated with assets held for sale.....      66,893     141,473
   Accrued liabilities.............................................................      17,607      14,626
   Liabilities associated with drilling contracts..................................      18,011      22,158
                                                                                       --------    --------
     Total current liabilities.....................................................     172,746     263,961

Long-term debt.....................................................................      40,505      73,696

Deferred revenue and other liabilities.............................................       4,197       3,633
FIN 46 entities' liabilities.......................................................      29,950      45,184
Deferred income taxes..............................................................      17,188      12,878
Minority interests.................................................................      84,903      43,976
Commitments and contingencies......................................................           -           -

Stockholders' equity:
   Preferred stock $1.00 par value: 1,000,000 authorized shares....................           -           -
   Common stock, $.01 par value: 49,000,000 authorized shares......................         256         255
   Additional paid-in capital......................................................     247,456     227,211
   Less treasury stock, at cost....................................................     (77,660)    (78,860)
   Less ESOP loan receivable.......................................................      (1,114)     (1,137)
   Accumulated other comprehensive income..........................................       2,089       5,611
   Retained earnings...............................................................      84,982      74,374
                                                                                       --------    --------
     Total stockholders' equity....................................................     256,009     227,454
                                                                                       --------    --------
                                                                                       $605,498    $670,782
                                                                                       ========    ========


           See accompanying notes to consolidated financial statements

                                          RESOURCE AMERICA, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)

                                                                  Three Months Ended    Nine Months Ended
                                                                        June 30,            June 30,
                                                                  ------------------    -----------------
                                                                    2004       2003       2004     2003
                                                                  -------    -------    --------  -------
                                                                   (in thousands, except per share data)
  REVENUES:
     Energy...................................................    $32,854    $21,792    $110,527  $76,088
     Real estate..............................................      5,615      4,495      15,405   11,143
     Leasing..................................................      1,631      1,172       5,339    3,041
     Equity in earnings of financial services investees.......        968        764       3,848      872
     Interest, dividends, gains and other.....................      2,054      2,499       6,932    6,625
                                                                  -------    -------    --------  -------
                                                                   43,122     30,722     142,051   97,769
  COSTS AND EXPENSES:
     Energy...................................................     20,768     13,012      73,129   49,828
     Real estate..............................................      3,589        931      11,623    2,714
     Leasing..................................................      2,250      1,468       6,676    3,870
     Financial services.......................................        689          -       1,102        -
     General and administrative...............................      2,287      2,094       5,853    4,587
     Reorganization - Atlas America, Inc. public offering.....      1,549          -       1,549        -
     Provision for legal settlement...........................          -          -           -    1,185
     Depreciation, depletion and amortization.................      3,811      3,247      11,021    9,333
     Interest.................................................      1,020      3,203       4,926    9,612
     Provision for possible losses............................        182        375         582    1,548
     Minority interest in Atlas Pipeline Partners, L.P........      1,593      1,445       4,188    2,974
                                                                  -------    -------    --------  -------
                                                                   37,738     25,775     120,649   85,651
                                                                  -------    -------    --------  -------
  Income from continuing operations before income taxes
      and minority interest...................................      5,384      4,947      21,402   12,118
  Provision for income taxes..................................      1,831      1,461       7,277    3,756
                                                                  -------    -------    --------  -------
  Income from continuing operations before minority
     interest.................................................      3,553      3,486      14,125    8,362
  Minority Interest in Atlas America, Inc.,
     net of taxes of $268.....................................       (497)         -        (497)       -
                                                                  -------    -------    --------  -------
  Income from continuing operations...........................      3,056      3,486      13,628    8,362
  Loss on discontinued operations, net of taxes of
     $113 and $689............................................       (210)         -      (1,277)       -
                                                                  -------    -------    --------  -------
  NET INCOME..................................................    $ 2,846    $ 3,486    $ 12,351  $ 8,362
                                                                  =======    =======    ========  =======

  NET INCOME (LOSS) PER COMMON SHARE - BASIC:
     From continuing operations...............................    $   .17    $   .20    $    .78  $   .49
     From discontinued operations.............................       (.01)         -        (.07)       -
                                                                  -------    -------    --------  -------
  Net income per common share - basic.........................    $   .16    $   .20    $    .71  $   .49
                                                                  =======    =======    ========  =======
  Weighted average common shares outstanding..................     17,452     17,069      17,393   17,186
                                                                  =======    =======    ========  =======

  NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
     From continuing operations...............................    $   .16    $   .20    $    .75  $   .48
     From discontinued operations.............................       (.01)         -        (.07)       -
                                                                  -------    -------    --------  -------
  Net income per common share - diluted.......................    $   .15    $   .20    $    .68  $   .48
                                                                  =======    =======    ========  =======
  Weighted average common shares..............................     18,599     17,365      18,189   17,471
                                                                  =======    =======    ========  =======





           See accompanying notes to consolidated financial statements


                                                       RESOURCE AMERICA, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   NINE MONTHS ENDED JUNE 30, 2004
                                                             (Unaudited)
                                                  (in thousands, except share data)

                                                                                                           Accumulated
                                         Common stock     Additional      Treasury Stock        ESOP         Other
                                      -------------------   Paid-In    ---------------------    Loan      Comprehensive   Retained
                                        Shares     Amount   Capital      Shares      Amount   Receivable     Income       Earnings
                                      ----------------------------------------------------------------------------------------------
Balance, October 1, 2003............  25,463,645   $  255  $227,211    (8,113,500)  $(78,860)  $(1,137)   $       5,611   $ 74,374

Common shares issued................      75,354        1       875             -          -         -                -          -

Treasury shares issued..............           -        -      (984)       57,044      1,200         -                -          -

Gain on sale of Atlas America, Inc.
 shares.............................           -        -    20,354             -          -         -                -          -

Other comprehensive income..........           -        -         -             -          -         -           (3,522)         -

Cash dividends ($.099 per share)....           -        -         -             -          -         -                -     (1,743)

Repayment of ESOP Loan..............           -        -         -             -          -        23                -          -

Net income..........................           -        -         -             -          -         -                -     12,351
                                      ----------------------------------------------------------------------------------------------
Balance, June 30, 2004..............  25,538,999   $  256  $247,456    (8,056,456)  $(77,660)  $(1,114)   $       2,089   $ 84,982
                                      ==========   ======  ========    ==========   ========   =======    =============   ========

                               [RESTUBBED TABLE]

                                           Totals
                                        Stockholders'
                                           Equity
                                      ---------------
Balance, October 1, 2003............    $     227,454

Common shares issued................              876

Treasury shares issued..............              216

Gain on sale of Atlas America, Inc.
 shares.............................           20,354

Other comprehensive income..........           (3,522)

Cash dividends ($.099 per share)....           (1,743)

Repayment of ESOP Loan..............               23

Net income..........................           12,351
                                      ---------------
Balance, June 30, 2004..............    $     256,009
                                        =============





           See accompanying notes to consolidated financial statements

                                               RESOURCE AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                            Nine Months Ended
                                                                                                  June 30,
                                                                                         -------------------------
                                                                                           2004             2003
                                                                                         ---------        --------
                                                                                              (in thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................      $  12,351        $  8,362
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation, depletion and amortization.......................................         11,021           9,333
    Amortization of discount on senior debt and deferred finance costs.............            834             966
    Provision for possible losses..................................................            582           1,548
    Equity in earnings of financial services entities..............................         (3,848)           (872)
    Equity in earnings of other equity investees...................................           (527)              -
    Minority interest in Atlas Pipeline Partners, L.P..............................          4,188           2,974
    Minority interest in Atlas America, Inc........................................            497               -
    Loss on discontinued operations................................................          1,277               -
    Net loss (gain) on asset dispositions and buyback of senior notes..............          1,140            (719)
    Gain on sale of RAIT Investment Trust shares...................................         (7,095)         (3,603)
    Property impairments and abandonments..........................................            721              18
    Deferred income taxes..........................................................         (3,364)            122
    Accretion of discount..........................................................         (1,552)         (1,492)
    Collection of interest.........................................................              -           1,055
    Non-cash compensation .........................................................            215             216
  Net change in FIN 46 entities' net assets and other net assets held for sale.....          2,124               -
  Net change in investment lease receivables.......................................        (35,447)        (11,512)
  Changes in operating assets and liabilities......................................         15,054          12,504
                                                                                         ---------        --------
  Net cash (used in) provided by operating activities..............................         (1,829)         18,900

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................................        (23,489)        (18,679)
  Investments in real estate loans and real estate.................................         (5,726)         (5,031)
  Principal payments on notes receivable and proceeds from sales of assets.........          7,939           8,641
  Proceeds from sale of RAIT Investment Trust shares...............................         15,233          10,896
  Increase in other assets.........................................................         (3,419)           (927)
                                                                                         ---------        --------
  Net cash used in investing activities............................................         (9,462)         (5,100)

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings.......................................................................        172,978          84,271
  Principal payments on borrowings.................................................       (225,907)        (84,641)
  Dividends paid ..................................................................         (1,743)         (1,727)
  Distributions paid to minority interests of Atlas Pipeline Partners, L.P.........         (5,088)         (2,660)
  Proceeds from Atlas Pipeline Partners, L.P. secondary offering, net..............         25,188          25,255
  Proceeds from Atlas America, Inc. initial public offering, net...................         36,999               -
  Purchase of treasury stock.......................................................              -          (3,995)
  Repayment of ESOP loan...........................................................             23              24
  Increase in other assets.........................................................         (1,613)         (1,014)
  Proceeds from issuance of stock..................................................            478              25
                                                                                         ---------        --------
  Net cash provided by financing activities........................................          1,315          15,538
                                                                                         ---------        --------
  Net cash provided by (used in) discontinued operations...........................         34,361          (5,624)
                                                                                         ---------        --------
  Increase in cash and cash equivalents............................................         24,385          23,714
  Cash and cash equivalents at beginning of period.................................         41,129          25,736
                                                                                         ---------        --------
  Cash and cash equivalents at end of period.......................................      $  65,514        $ 49,450
                                                                                         =========        ========




           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for Atlas Pipeline Partners, L.P. ("Atlas Pipeline") and Atlas America, Inc. ("Atlas America"). In addition, commencing with the adoption of Financial Accounting Standards Board ("FASB") Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46") on July 1, 2003, the Company has consolidated certain variable interest entities ("VIEs") in which the Company has determined that it is the primary beneficiary.

         The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2003. The results of operations for the three months and nine months ended June 30, 2004 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2004.

         Certain reclassifications have been made to the consolidated financial statements as of September 30, 2003 and for the three months and nine months ended June 30, 2003 to conform to the presentation as of and for the three months and nine months ended June 30, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPREHENSIVE INCOME

         The following table presents comprehensive income for the periods indicated:

                                                                   Three Months Ended     Nine Months Ended
                                                                         June 30,             June 30,
                                                                   ------------------     -----------------
                                                                    2004        2003       2004      2003
                                                                   -------    -------     -------   -------
                                                                                 (in thousands)
  Net income..................................................     $ 2,846    $ 3,486     $12,351   $ 8,362
  Other comprehensive income (loss):
    Unrealized gain (loss) on investment in RAIT
       Investment Trust, net of taxes of $(675), $1,313,
       $598, and $2,037.......................................      (1,448)     2,797       1,161     4,278
       Less: reclassification adjustment for gains realized
         in net income, net of taxes of $544, $453,
         $2,412 and $1,117....................................      (1,057)    (1,130)     (4,683)   (2,486)
                                                                   -------    -------     -------   -------
                                                                    (2,505)     1,667      (3,522)    1,792
    Unrealized loss on natural gas futures and
       options contracts, net of taxes of $50 and $145........           -       (212)          -      (740)
    Less: reclassification adjustment for losses realized in
       net income, net of taxes of $193 and $358..............           -        391           -       726
                                                                   -------    -------     -------   -------
                                                                         -        179           -       (14)
                                                                   -------    -------     -------   -------
                                                                    (2,505)     1,846      (3,522)    1,778
                                                                   -------    -------     -------   -------
  Comprehensive income........................................     $   341    $ 5,332     $ 8,829   $10,140
                                                                   =======    =======     =======   =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

COMPREHENSIVE INCOME - (CONTINUED)

         Accumulated other comprehensive income is related to the following at:

                                                                                       June 30,      September 30,
                                                                                         2004            2003
                                                                                       --------        --------
                                                                                             (in thousands)
    Marketable securities - unrealized gains, net of taxes......................       $  2,089        $  5,611
                                                                                       ========        ========

PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                                                       June 30,      September 30,
                                                                                         2004            2003
                                                                                       --------        --------
                                                                                             (in thousands)
  Mineral interests in properties:
      Proved properties............................................................    $    844        $    844
      Unproved properties..........................................................         984             563
  Wells and related equipment......................................................     206,174         184,226
  Support equipment................................................................       2,452           2,189
  Other............................................................................      10,484           9,136
                                                                                       --------        --------
                                                                                        220,938         196,958
  Accumulated depreciation, depletion, amortization and valuation allowances:
      Oil and gas properties and related equipment.................................     (59,262)        (50,170)
      Other                                                                              (4,160)         (3,378)
                                                                                       --------        --------
                                                                                        (63,422)        (53,548)
                                                                                       --------        --------
                                                                                       $157,516        $143,410
                                                                                       ========        ========

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

         The following table discloses the pre-tax unrealized gains relating to the Company's investment in RAIT at the dates indicated:

                                                                                       June 30,      September 30,
                                                                                         2004            2003
                                                                                       --------        --------
                                                                                            (in thousands)
  Cost...........................................................................      $  4,122        $ 12,260
  Unrealized gains...............................................................         3,165           8,251
                                                                                       --------        --------
  Estimated fair value...........................................................      $  7,287        $ 20,511
                                                                                       ========        ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

         For secured revolving credit facilities - leasing, the carrying amount approximates fair value because of the short maturity of these instruments.

         The following table provides information on other financial instruments at:

                                                           June 30, 2004            September 30, 2003
                                                        --------------------       ---------------------
                                                        Carrying    Estimated      Carrying    Estimated
                                                         Amount     Fair Value      Amount     Fair Value
                                                        --------     -------       --------     --------
                                                                        (in thousands)
Energy debt........................................     $ 35,751     $35,751       $ 31,194     $ 31,194
Real estate debt...................................       17,296      17,296         19,469       19,469
Senior debt........................................            -           -         54,027       55,648
Other debt.........................................        2,091       2,091         28,477       28,477
                                                        --------     -------       --------     --------
                                                        $ 55,138     $55,138       $133,167     $134,788
                                                        ========     =======       ========     ========

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

EARNINGS PER SHARE - (CONTINUED)

         The following table presents a reconciliation of the components used in the computation of net income (loss) per common share-basic and net income
(loss) per common share-diluted for the periods indicated:

                                                                     Three Months Ended      Nine Months Ended
                                                                           June 30,              June 30,
                                                                     ------------------     ------------------
                                                                       2004       2003       2004        2003
                                                                     -------    -------     -------    -------
                                                                                     (in thousands)
  Income from continuing operations.............................     $ 3,056    $ 3,486     $13,628    $ 8,362
  Loss from discontinued operations, net of taxes of $113
     and $689...................................................        (210)         -      (1,277)         -
                                                                     -------    -------     -------    -------
     Net income.................................................     $ 2,846    $ 3,486     $12,351    $ 8,362
                                                                     =======    =======     =======    =======

  Weighted average common shares outstanding-basic..............      17,452     17,069      17,393     17,186
  Dilutive effect of stock option and award plans...............       1,147        296         796        285
                                                                     -------    -------     -------    -------
  Weighted average common shares-diluted........................      18,599     17,365      18,189     17,471
                                                                     =======    =======     =======    =======


ASSET RETIREMENT OBLIGATIONS

         The Company accounts for the estimated plugging and abandonment costs of its oil and gas properties in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations."

         A reconciliation of the Company's liability for well plugging and abandonment costs for the periods indicated follows:

                                                                     Three Months Ended     Nine Months Ended
                                                                          June 30,               June 30,
                                                                     ------------------     ------------------
                                                                       2004      2003        2004       2003
                                                                     -------    -------     -------    -------
                                                                                  (in thousands)
  Asset retirement obligations, beginning of period.............     $ 3,371    $ 3,481     $ 3,131    $     -
  Liabilities incurred..........................................          50          -         151          -
  Adoption of SFAS 143..........................................           -          -           -      3,380
  Liabilities settled...........................................          (3)         -         (46)         -
  Revision in estimates.........................................          47          -         130          -
  Accretion expense.............................................          50         82         149        183
                                                                     -------    -------     -------    -------
  Asset retirement obligations, end of period...................     $ 3,515    $ 3,563     $ 3,515    $ 3,563
                                                                     =======    =======     =======    =======

         Accretion expense is included in depreciation, depletion and amortization in the Company's consolidated statements of income and the asset retirement obligation liabilities are included in deferred revenue and other liabilities in the Company's consolidated balance sheets.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                                         Nine Months Ended
                                                                                             June 30,
                                                                                       ---------------------
                                                                                        2004          2003
                                                                                       ------        -------
                                                                                          (in thousands)
  Cash paid (received) during the period for:
     Interest.....................................................................     $5,349        $ 6,821
     Income taxes.................................................................     $    -        $(1,067)

  Non-cash activities include the following:
     Receipt of a note in connection with the sale of a real estate loan..........     $    -        $ 1,350
     Leases transferred to LEAF's sponsored investment partnership................     $    -        $ 5,366
     Receipt of note upon resolution of a real estate loan and a FIN 46 asset.....     $8,772        $     -
     Real estate received in exchange for notes upon foreclosure on loans.........     $    -        $ 8,231
     Assumption of debt upon foreclosure of loans.................................     $    -        $ 4,067

STOCK-BASED COMPENSATION

         The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. For substantially all grants of stock options, no stock-based employee compensation cost is reflected in net income since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation, as amended by the required disclosures of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure."

                                                                     Three Months Ended   Nine Months Ended
                                                                         June 30,              June 30,
                                                                     -----------------    ------------------
                                                                      2004       2003       2004      2003
                                                                     ------     ------    -------    -------
                                                                      (in thousands, except per share data)
  Net income as reported........................................     $2,846     $3,486    $12,351    $ 8,362
  Stock-based employee compensation expense reported
     in net income, net of taxes................................          -          -          -         -
  Total stock-based employee compensation under fair
     value method for all grants, net of taxes..................       (636)      (984)    (1,921)    (1,735)
                                                                     ------     ------    -------    -------
  Pro forma net income..........................................     $2,210     $2,502    $10,430    $ 6,627
                                                                     ======     ======    =======    =======

  Net income per common share:
     Basic - as reported........................................     $  .16     $  .20    $   .71    $   .49
     Basic - proforma...........................................     $  .13     $  .15    $   .60    $   .39
     Diluted - as reported......................................     $  .15     $  .20    $   .68    $   .48
     Diluted - pro forma........................................     $  .12     $  .14    $   .57    $   .38

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

         At June 30, 2004, the Company had no open natural gas futures contracts related to natural gas sales. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company did not settle any contracts during the nine months ended June 30, 2004. The Company recognized losses of $584,000 and $1.1 million on settled contracts for the three months and nine months ended June 30, 2003. The Company recognized no gains or losses during the nine months ended June 30, 2004 and 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits", establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures were effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures were effective for interim periods beginning after December 15, 2003. The adoption of the revised SFAS 132 had no impact on the Company's results of operations or financial position.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 3 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In January 2003, FASB issued FIN 46. In December 2003, FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), which supersedes FIN 46 and clarifies and expands current accounting guidance for VIEs. We refer to this interpretation throughout these notes as FIN 46 or FIN 46-R. FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE's expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that is such a primary beneficiary of the VIE is required to consolidate the VIE's assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R were effective immediately for all VIEs created after January 31, 2003 and for VIEs created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The Company early-adopted FIN 46 on July 1, 2003.

         Certain entities relating to the Company's real estate finance business have been consolidated in accordance with FIN 46-R. Because of timing of receipt of financial information, the Company accounts for these FIN 46 entities on a one quarter lag. The assets, liabilities, revenues and expenses of the consolidated VIEs are included in the Company's financial statements where previously the Company's interests in the VIEs had been recorded as investments in real estate loans.

         The assets and liabilities of the VIEs that are now included in the consolidated financial statements are not the Company's. The liabilities of the VIEs will be satisfied from the cash flows of the VIEs' consolidated assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. The following tables provide supplemental information about assets, liabilities, revenues and expenses associated with entities consolidated in accordance with FIN 46-R and not classified as held for sale at the dates indicated:

                                                                                      June 30,    September 30,
                                                                                        2004          2003
                                                                                      -------       -------
                                                                                          (in thousands)
   ASSETS:
      Cash........................................................................    $   664       $ 1,689
      Account receivables.........................................................        401           451
      Real estate assets, net.....................................................     60,369        76,035
      Other.......................................................................        168            72
                                                                                      -------       -------
        Total FIN 46 entities' assets.............................................    $61,602       $78,247
                                                                                      =======       =======

   LIABILITIES:
      Mortgage loans on real estate...............................................    $24,376       $37,620
      Other.......................................................................      5,574         7,564
                                                                                      -------       -------
        Total FIN 46 entities' liabilities........................................    $29,950       $45,184
                                                                                      =======       =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 3 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES - (CONTINUED)

                                                                                    Three Months   Nine Months
                                                                                        Ended        Ended
                                                                                      June 30,      June 30,
                                                                                        2004          2004
                                                                                      --------      --------
                                                                                          (in thousands)
   OPERATING INFORMATION - INCLUDED IN REAL ESTATE:
      Revenues....................................................................    $  3,021      $  8,447
      Costs and expenses:
        Operating expenses........................................................       1,684         5,139
        Depreciation and amortization.............................................         420         1,074
        Interest..................................................................         276           903
                                                                                      --------      --------
          Total costs and expenses................................................       2,380         7,116
                                                                                      --------      --------
        Operating income..........................................................    $    641      $  1,331
                                                                                      ========      ========

         The following tables provide supplemental information about assets, liabilities, revenues and expenses associated with entities that are held for sale, substantially all of which are consolidated in accordance with FIN 46. During the nine months ended June 30, 2004, the Company liquidated its position in five entities which were classified as held for sale.

                                                                                      June 30,    September 30,
                                                                                        2004          2003
                                                                                      --------      --------
                                                                                          (in thousands)
   ASSETS:
      Cash........................................................................    $  3,787      $  3,960
      Accounts receivables........................................................         786         2,988
      Real estate assets, net.....................................................      97,325       213,026
      Other.......................................................................       2,936         2,703
                                                                                      --------      --------
        Total assets..............................................................    $104,834      $222,677
                                                                                      ========      ========

   LIABILITIES:
      Mortgage loans on real estate...............................................    $ 58,408      $130,687
      Other.......................................................................       8,485        10,786
                                                                                      --------      --------
        Total liabilities.........................................................    $ 66,893      $141,473
                                                                                      ========      ========

                                                                                    Three Months   Nine Months
                                                                                       Ended          Ended
                                                                                      June 30,      June 30,
                                                                                        2004          2004
                                                                                      --------      --------
                                                                                          (in thousands)
   INCOME (LOSS) FROM FIN 46 DISCONTINUED OPERATIONS (SEE NOTE 10):
      Revenues....................................................................    $  3,233      $  8,539
      Expenses....................................................................       3,531         8,442
                                                                                      --------      --------
      Operating (loss) income.....................................................        (298)           97
      Loss on disposals...........................................................         (25)       (2,665)
      Income tax benefit..........................................................         113           899
                                                                                      --------      --------
        Loss from FIN 46 discontinued operations..................................    $   (210)     $ (1,669)
                                                                                      ========      ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 4 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

OTHER ASSETS

         The following table provides information about other assets at the dates indicated:

                                                                                      June 30,    September 30,
                                                                                        2004          2003
                                                                                      -------       --------
                                                                                          (in thousands)
   Deferred financing costs, net of accumulated amortization of
       $6,338 and $5,504.........................................................     $ 2,704       $  2,105
   Equity method investments in Trapeza entities.................................       7,968          4,802
   Investments at lower of cost or market........................................       6,727          6,185
   Other.........................................................................      10,364          6,417
                                                                                      -------       --------
       Total other assets........................................................     $27,763       $ 19,509
                                                                                      =======       ========

         Deferred financing costs are amortized over the terms of the related loans (two to seven years).

         Investments in Trapeza entities are accounted for using the equity method of accounting because the Company, as a 50% owner of the general partner of these entities, has the ability to exercise significant influence over their operating and financial decisions. The Company accounts for its share of equity earnings using a one-quarter lag, as permissible by the accounting principles generally accepted in the United States of America. The Company's combined general and limited partner interests in these entities range from 13% to 18%.

         Investments at the lower of cost or market include non-marketable investments in entities in which the Company has less than a 20% ownership interest, and in which it does not have the ability to exercise significant influence. These investments include approximately 10% of the outstanding shares of The Bancorp, Inc. ("TBI"), a related party, which owns approximately 33% of the The Bancorp Bank, a publicly traded company.

INTANGIBLE ASSETS

         Partnership management and operating contracts and the Company's equipment leasing operating system, or leasing platform, were acquired through acquisitions recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method over their respective estimated lives, ranging from five to thirteen years. The leasing platform is amortized on the straight-line method over seven years. Amortization expense for the nine months ended June 30, 2004 and 2003 was $814,000 and $987,000, respectively. The aggregate estimated annual amortization expense is approximately $1.1 million for each of the succeeding five years.

         The following table provides information about intangible assets at the dates indicated:

                                                                                      June 30,    September 30,
                                                                                        2004          2003
                                                                                      -------       --------
                                                                                          (in thousands)
   Partnership management and operating contracts.................................    $14,343       $ 14,343
   Leasing platform...............................................................        918            918
                                                                                      -------       --------
                                                                                       15,261         15,261
   Accumulated amortization.......................................................     (7,599)        (6,785)
                                                                                      -------       --------
   Intangible assets, net.........................................................    $ 7,662       $  8,476
                                                                                      =======       ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 4 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL - (CONTINUED)

GOODWILL

         The Company accounts for its goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." The Company evaluates its goodwill at least annually as of the last day of the fiscal year and will reflect the impairment of goodwill, if any, in operating income in the statement of income in the period in which the impairment is indicated. All goodwill recorded on the Company's balance sheets is related to the Company's energy segments. At June 30, 2004 and September 30, 2003, the Company had goodwill of $37.5 million, net of accumulated amortization of $4.5 million.

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In June 2004, Atlas Pipeline entered into a definitive agreement to acquire Spectrum Field Services, Inc. ("Spectrum"), whose principal assets include 1,900 miles of natural gas pipelines and a natural gas processing facility in Velma, Oklahoma (see Note 15). In connection with the acquisition of Spectrum, Atlas Pipeline entered into commitment agreements with the Company and Atlas America for the purchase of up to $25.0 million of preferred units in an operating subsidiary of Atlas Pipeline upon the closing of the acquisition. In consideration for their commitments, upon the closing of the Spectrum acquisition on July 16, 2004 and the purchase by each of $10.0 million in preferred units, Atlas Pipeline paid the Company and Atlas America a commitment fee of $750,000 and $500,000, respectively. On July 20, 2004, Atlas Pipeline repurchased the preferred units from the Company and Atlas America for $20.4 million.

         In March 2004, the Company acquired $3.7 million of leases at book value from leasing investment partnerships in which it is the general partner. These partnerships are in the liquidation process.

         In December 2003, RAIT provided the Company a standby commitment to provide $10.0 million in bridge financing in connection with the retirement of the Company's senior debt. RAIT received a $100,000 facilitation fee from the Company in connection with providing this standby commitment. On January 15, 2004, the Company borrowed the $10.0 million from RAIT, and on January 21, 2004, the Company repaid RAIT in full.

         In October 2003, the Company recapitalized a loan it acquired in 1998 under a plan of reorganization in bankruptcy for a cost of $95.6 million. At the time of such acquisition, an order of the bankruptcy court required that legal title to the property underlying the loan be transferred. To comply with that order, to maintain control of the property and to protect the Company's interest, an entity whose general partner is a subsidiary of the Company and whose limited partners are Messrs. Scott Schaeffer, Daniel Cohen and Edward Cohen (with a 94% aggregate beneficial interest) assumed title to the property. As part of the recapitalization, Messrs. Edward Cohen and Scott Schaeffer transferred all of their interests to an unrelated third party and Mr. Daniel Cohen transferred 16.3% of his 31.3% interest to such third party. They received no consideration from the unrelated third party, but in consideration for them agreeing to the recapitalization of the loan, the Company agreed to reimburse them the amount that they had paid to the Company in 1998 for the interests transferred. Such payment was $200,000 in the aggregate.

         In October 2003, a FIN 46 entity's asset underlying one of the Company's loans was sold to an entity of which Daniel Cohen is a shareholder; such entity was the highest bidder for the property and the Company received $6.6 million in cash and recognized a gain of $77,000. Prior to such sale, the FIN 46 entity's asset had been owned by a partnership in which Messrs. Edward Cohen, Daniel Cohen and Adam Kauffman and Ms. Betsy Cohen were limited partners.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 6 - INVESTMENTS IN LEASE RECEIVABLES

         Components of the investment in direct financing leases at the dates indicated are as follows:

                                                                                        June 30,    September 30,
                                                                                          2004          2003
                                                                                        -------       -------
                                                                                           (in thousands)
   Total future minimum lease payments receivable.................................      $49,421       $ 7,982
   Initial direct costs, net of amortization......................................          152           122
   Unguaranteed residual..........................................................           73            51
   Unearned lease income..........................................................       (7,689)       (1,326)
   Unearned residual income.......................................................          (27)          (12)
                                                                                        -------       -------
      Investments in lease receivables............................................      $41,930       $ 6,817
                                                                                        =======       =======

         Although the lease terms extend over many years as indicated in the table below, the Company routinely sells the leases to Lease Equity Appreciation Fund I or Merrill Lynch Equipment Finance, LLC shortly after their origination in accordance with agreements with each party. The contractual future minimum lease payments receivable for each of the five succeeding annual periods ending June 30 and thereafter, are as follows (in thousands):

                            2005...................                $17,776
                            2006...................                 13,031
                            2007...................                  8,703
                            2008...................                  5,161
                            2009...................                  3,072
                            Thereafter.............                  1,678
                                                                   -------
                                                                   $49,421
                                                                   =======

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE

         In real estate, the Company focuses on the sponsorship and management of real estate investment programs and the management and resolution of its investments in income-producing real estate loans. In the management of real estate investment programs, the Company receives fees for the acquisition, debt placement and management related to properties acquired by these programs. In the management and resolution of real estate loans, the Company records as income the accretion of a portion of the difference between its cost basis in a loan and the sum of projected cash flows therefrom. Cash received by the Company for payment on each loan is allocated between principal and interest. This accretion of discount amounted to $574,000 and $1.6 million during the three months and nine months ended June 30, 2004 and $83,000 and $1.5 million for the three months and nine months ended June 30, 2003, respectively. As the Company receives funds from refinancing of its loans by the borrower, a portion of the cash received is employed to reduce the cumulative accretion of discount included in the carrying value of the Company's investments in real estate loans.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE - (CONTINUED)

         At June 30, 2004 and 2003, the Company held real estate loans having an aggregate face value of $186.9 million and $588.1 million, respectively. The reduction at June 30, 2004 primarily reflects the reclassification of loans having $393.6 million of aggregate face value ($132.7 million of carrying value) upon the adoption of FIN 46 on July 1, 2003 as discussed in Note 1 and Note 3.

         The following is a summary of the changes in the carrying value of the Company's investments in real estate loans and real estate for the periods indicated.

                                                                   Three Months Ended     Nine Months Ended
                                                                        June 30,              June 30,
                                                                   ------------------    -------------------
                                                                    2004       2003       2004        2003
                                                                   -------   --------    -------    --------
                                                                                    (in thousands)
  Loan balance, beginning of period...........................     $48,535   $187,728    $40,416    $187,542
  New loan....................................................           -          -      8,772       1,350
  Additions to existing loans.................................         955      2,214      3,017       4,635
  Accretion of discount (net of collection of interest).......         574         83      1,552       1,492
  Write-downs.................................................           -     (1,159)         -      (1,552)
  Collection of principal.....................................           -     (4,941)         -      (9,542)
  Cost of loans resolved......................................           -          -     (3,693)          -
  Foreclosures transferred to real estate.....................           -     (6,842)         -      (6,842)
                                                                   -------   --------    -------    --------
  Loan balance, end of period.................................     $50,064   $177,083    $50,064    $177,083

  Real estate ventures........................................     $13,415   $ 14,387    $13,415    $ 14,387
  Real estate owned, net of accumulated depreciation of
     $830, $558, $830 and $558................................      12,127     12,507     12,127      12,507
  Allowance for possible losses...............................      (1,823)    (1,242)    (1,823)     (1,242)
                                                                   -------   --------    -------    --------
  Balance, loans and real estate, end of period...............     $73,783   $202,735    $73,783    $202,735
                                                                   =======   ========    =======    ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE - (CONTINUED)

         In determining the Company's allowance for possible losses related to its real estate loans, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans and real estate. The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environment laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues identified. The Company reduces its investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

         The following is a summary of activity in the Company's allowance for possible losses related to real estate for the periods indicated:

                                                                   Three Months Ended     Nine Months Ended
                                                                        June 30,              June 30,
                                                                   -----------------     -------------------
                                                                    2004       2003       2004        2003
                                                                   ------    -------     ------     --------
                                                                               (in thousands)
  Balance, beginning of period.................................    $1,673    $ 4,260     $1,417     $  3,480
  Provision for possible losses................................       150        375        550        1,548
  Write-downs..................................................         -     (1,159)      (144)      (1,552)
  Transfers to real estate upon foreclosure....................         -     (2,234)         -       (2,234)
                                                                   ------    -------     ------     --------
  Balance, end of period.......................................    $1,823    $ 1,242     $1,823     $  1,242
                                                                   ======    =======     ======     ========

NOTE 8 - REAL ESTATE LEASING ACTIVITIES

         The following table provides information about the Company's investments in real estate owned at the dates indicated:

                                                                                        June 30,  September 30,
                                                                                         2004        2003
                                                                                        -------     -------
                                                                                           (in thousands)
   Land..........................................................................       $   280     $   630
   Leasehold interest............................................................         4,800       4,800
   Office building...............................................................             -       3,596
   Apartment building............................................................         3,778       3,380
   Hotel.........................................................................         4,099       4,040
                                                                                        -------     -------
                                                                                         12,957      16,446
   Less accumulated depreciation.................................................          (830)       (640)
                                                                                        -------     -------
        Total....................................................................       $12,127     $15,806
                                                                                        =======     =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 9 - DEBT

         Total debt consists of the following:

                                                                                        June 30,       September 30,
                                                                                          2004             2003
                                                                                        --------         --------
                                                                                             (in thousands)
   Senior debt...................................................................       $      -         $ 54,027

   Energy debt...................................................................         35,751           31,000

   Real estate debt:
       Non-recourse revolving credit facility and term notes.....................              -           19,663
       Other.....................................................................         17,296           19,612
                                                                                        --------         --------
         Total real estate debt..................................................         17,296           39,275

   Other debt....................................................................          2,091            8,865
                                                                                        --------         --------
                                                                                          55,138          133,167
   Less current maturities.......................................................        (14,633)         (59,471)
                                                                                        --------         --------
                                                                                        $ 40,505         $ 73,696
                                                                                        ========         ========

         During the nine months ended June 30, 2004, the Company retired $54.0 million of its senior debt, resulting in a loss of approximately $2.0 million which is included in interest, dividends, gains and other in the Company's consolidated statements of income.

         Annual debt principal payments over the next five years ending June 30 are as follows: 2005 - $14.6 million, 2006 - $306,000, 2007 - $40.2 million,
2008 - $0 and thereafter - $12,000.

NOTE 10 - DISCONTINUED OPERATIONS

         The assets and liabilities of six of the entities that are consolidated under the provisions of FIN 46 have been classified as held for sale in accordance with the Company's intent to sell its interest in the real estate loans underlying those assets and liabilities of which four were disposed since adoption on July 1, 2003. In addition, the Company foreclosed on two properties in which it held loans, these properties were classified as held for sale; one has since been disposed.

         Summarized operating results of the Company's real estate operations held for sale are as follows:

                                                                 Three Months Ended   Nine Months Ended
                                                                     June 30,              June 30,
                                                                 ------------------   -----------------
                                                                 2004       2003        2004      2003
                                                                 -----    ---------   -------     -----
                                                                             (in thousands)
   Income (loss) from FIN 46 discontinued operations before
       income taxes............................................  $(298)   $       -   $    97     $   -
   Loss on disposal............................................    (25)           -    (2,665)        -
   Income tax benefit..........................................    113            -       899         -
                                                                 -----    ---------   -------     -----
   Loss from FIN 46 discontinued operations....................  $(210)   $       -   $(1,669)    $   -
                                                                 =====    =========   =======     =====

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 10 - DISCONTINUED OPERATIONS - (CONTINUED)

         In September 1999, the Company adopted a plan to discontinue its residential mortgage lending business, Fidelity Mortgage Funding, Inc. ("FMF"). The business was disposed of in November 2000. Accordingly, FMF has been reported as a discontinued operation.

         The estimated loss on the disposal of FMF was originally $275,000 (net of taxes of $148,000) including anticipated operating losses after the date of disposal. Upon final resolution of certain lease obligations associated with FMF, the Company has recognized a gain on disposal in the nine months ended June 30, 2004. Summarized results of FMF are as follows:

                                                                    Three Months Ended     Nine Months Ended
                                                                          June 30,             June 30,
                                                                  ---------------------    -----------------
                                                                     2004        2003       2004      2003
                                                                  ----------    -------    -------   -------
                                                                                    (in thousands)
   Gain on disposal............................................   $        -    $     -    $   602   $     -
   Income tax provision........................................            -          -       (210)        -
                                                                  ----------    -------    -------   -------
   Gain on discontinued operations.............................   $        -    $     -    $   392   $     -
                                                                  ==========    =======    =======   =======

         Summarized results of discontinued real estate and FMF operations are:

                                                                    Three Months Ended     Nine Months Ended
                                                                          June 30,             June 30,
                                                                  ---------------------    -----------------
                                                                     2004        2003       2004      2003
                                                                  ----------    -------    -------   -------
                                                                                    (in thousands)
   (Loss) income from discontinued operations, net of
       taxes of ($105) and $32.................................   $     (193)   $     -    $    65   $     -
   Loss on disposal, net of taxes of $8 and $721...............          (17)         -     (1,342)        -
                                                                  ----------    -------    -------   -------
   Loss from discontinued operations...........................   $     (210)   $     -    $(1,277)  $     -
                                                                  ==========    =======    =======   =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

THREE MONTHS ENDED JUNE 30, 2004 (in thousands):

                                    Production
                           Well        and          Other          Real              Financial   All
                          Drilling  Exploration   Energy (a)      Estate    Leasing   Services  Other    Eliminations       Total
                          -------   ---------     ---------      --------   -------   ------   -------   ------------     --------
Revenues from
  external customers....  $16,370   $  12,977     $   3,564      $  5,643   $ 1,644   $  968   $ 2,024     $  (68)        $ 43,122

Interest income.........        -           -            69             4        20        -       141        (68)             166

Interest expense........        -           -           462           378       231        -        17        (68)           1,020
Depreciation,
    depletion  and
    amortization........        -       2,468           990           123       229        1         -          -            3,811

Segment profit (loss)...    1,753       8,024        (3,109)        1,428    (1,100)     278    (1,890)         -            5,384
Other significant
    items:

    Segment assets......   $7,951   $ 156,895     $  59,907      $242,337   $46,580   $8,482   $83,346     $    -         $605,498

THREE MONTHS ENDED JUNE 30, 2003 (in thousands):

                                    Production
                           Well         and         Other          Real              Financial   All
                          Drilling  Exploration   Energy (a)      Estate    Leasing   Services  Other    Eliminations      Total
                          -------   ---------     ---------      --------   -------   ------   -------   ------------     --------
Revenues from
  external customers....  $ 8,217   $  10,066     $   3,584      $  4,530   $ 1,191   $  772   $ 2,400     $  (38)        $ 30,722

Interest income.........        -           -            31            30        13        8       260        (38)             304

Interest expense........        -           -           450           424       155        -     2,212        (38)           3,203
Depreciation,
    depletion  and
    amortization........        -       2,107           980            68        60        -        32          -            3,247

Segment profit (loss)...      732       5,306        (2,166)        2,700      (491)     465    (1,599)         -            4,947
Other significant
    items:

    Segment assets......   $7,244   $ 136,309     $  56,638      $204,153   $17,694   $4,926   $84,464     $    -         $511,428

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 11 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION - (CONTINUED)

NINE MONTHS ENDED JUNE 30, 2004 (in thousands):

                                    Production
                           Well         and         Other          Real              Financial   All
                          Drilling  Exploration   Energy (a)      Estate    Leasing  Services   Other    Eliminations      Total
                          -------   ---------     ---------      --------   -------   ------   -------   ------------     --------
Revenues from
  external customers....  $64,577   $  34,972     $  11,337      $ 15,513   $ 5,385   $3,811   $ 6,631   $       (175)    $142,051

Interest income.........        -           -           128            68        54        -       359           (175)         434

Interest expense........        -           -         1,422         1,235       838        -     1,606           (175)       4,926
Depreciation,
    depletion  and
    amortization........        -       7,190         3,047           376       407        1         -              -       11,021

Segment profit (loss)...    7,258      20,055        (5,404)        1,754    (2,569)   2,708    (2,400)             -       21,402
Other significant
    items:

    Segment assets......  $ 7,951   $ 156,895     $  59,907      $242,337   $46,580   $8,482   $83,346   $          -     $605,498


NINE MONTHS ENDED JUNE 30, 2003 (in thousands):

                                    Production
                           Well         and        Other           Real             Financial    All
                          Drilling  Exploration   Energy (a)      Estate    Leasing  Services   Other    Eliminations      Total
                          -------   ---------     ---------      --------   -------   ------   -------   ------------     --------
Revenues from
  external customers....  $38,166   $  27,551     $  10,759      $ 11,213   $ 3,092   $  880   $ 6,265   $       (157)    $ 97,769

Interest income.........        -           -           169            65        52        8       549           (157)         686

Interest expense........        -           -         1,509         1,228       349        -     6,683           (157)       9,612
Depreciation,
    depletion  and
    amortization........        -       6,073         2,869           135       157        -        99              -        9,333

Segment profit (loss)...    3,889      13,132        (3,798)        5,490    (1,284)     473    (5,784)             -       12,118
Other significant
    items:

    Segment assets......  $ 7,244   $ 136,309     $  56,638      $204,153   $17,694   $4,926   $84,464   $          -     $511,428

-----------------------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company: well services and natural gas transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

         Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto. Costs and expenses allocated to segments include interest, provision for possible losses and depreciation, depletion and amortization, but exclude general corporate overhead expenses.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 11 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION - (CONTINUED)

         The Company markets its gas and oil production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement which expires in March 2009 to sell the majority of its existing and future production to an affiliate of FirstEnergy Corporation, a publicly-traded company (NYSE:FE). Pricing under the contract is tied to index-based formulas which the Company negotiates annually and payments to the Company under the agreement are guaranteed by FEC.

         The Company anticipates that it will negotiate mutually agreeable pricing terms for subsequent 12-month periods pursuant to the aforementioned agreement. Management believes that the loss of any one customer and FEC in particular, would not have a material adverse effect as it believes that, under current market conditions, the Company's production could readily be absorbed by other purchasers.

NOTE 12 - PUBLIC OFFERINGS

         In May 2004, Atlas America completed an initial public offering of 2,645,000 shares of its common stock at a price of $15.50 per common share including underwriters' over allotment resulting in a $20.4 million credit reflected as an increase to stockholders' equity based on the excess of proceeds received over the book value of the interest sold to the public. The net proceeds of the offering of $37.0 million, after deducting underwriting discounts and costs, were distributed to the Company in the form of a repayment of inter-company debt and a non-taxable dividend. Following the offering, the Company continues to own approximately 80.2% of Atlas America's common stock. In connection with the offering, Edward Cohen became Chairman, Chief Executive Officer and President of Atlas America and retired as Chief Executive Officer of the Company. As a result of his retirement and the commencement of payment of benefits under his supplemental employment retirement agreement ("SERP"), the Company recorded a charge of $1.4 million (see Note 13).

         In April 2004, Atlas Pipeline completed a public offering of 750,000 common units. The net proceeds after underwriting discounts, commissions and costs were approximately $25.2 million. Following this offering, the publicly-owned common units represented 67.9% of the limited partnership interest in Atlas Pipeline. The Company, as general partner, simultaneously contributed $512,700 in cash to Atlas Pipeline as required by Atlas Pipeline's partnership agreement. As a result of SEMCO Energy, Inc.'s ("SEMCO") purported termination of Atlas Pipeline's acquisition of Alaska Pipeline Company on July 1, 2004, Atlas Pipeline used the offering proceeds, which had originally been raised in contemplation of acquiring Alaska Pipeline, for the acquisition of Spectrum in July 2004 (see Note 15).

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 13 - BENEFIT PLANS

         Atlas Pipeline has a Long-Term Incentive Plan for officers and non-employee managing board members of its general partner and its affiliates, consultants and joint venture partners who perform services for Atlas Pipeline. During the nine months ended June 30, 2004, 61,098 phantom units were granted. Grants for 846 units were forfeited during the three months ended June 30, 2004, leaving 60,252 phantom units outstanding as of June 30, 2004. Atlas Pipeline recognized $69,800 and $72,300 in compensation expense related to these grants and their associated distributions in the three months and nine months ended June 30, 2004. The fair market value associated with these grants was $2.2 million which will be charged to operations over the vesting period of the units.

         Atlas America has a Stock Incentive Plan for employees, consultants and directors of Atlas America and its affiliates, with a maximum of 1,333,333 shares reserved for issuance. In May 2004, 4,835 deferred units representing a right to receive a share of common stock over a 3-year vesting period (at an average price of $15.50 per unit) were issued to non-employee directors of Atlas America under this plan. Units will vest sooner upon a change of control of Atlas America or death or disability of a grantee, provided the grantee has completed at least six months of service. Upon termination of service by a grantee, all unvested units are forfeited. The fair value of the grants awarded ($75,000 in total) will be charged to operations over the vesting period of the units.

         In May 2004, Atlas America entered into an employment agreement with its Chief Executive Officer and President, Edward E. Cohen, pursuant to which Atlas America has agreed to provide him with a supplemental employment retirement plan ("SERP") and with certain financial benefits upon termination of his employment. Under the SERP, he will be paid an annual benefit equal to the product of (a) 6.5% multiplied by (b) his base salary at the time of his retirement, death or other termination of employment with Atlas America, multiplied by, (c) the number of years of employment commencing upon the effective date of the SERP agreement, limited to an annual maximum benefit of 65% of his final base salary and an annual minimum benefit of 26% of his final base salary. During the three months ended June 30, 2004, operations were charged $20,000 with respect to this commitment.

NOTE 14 - LEAF ACQUISITION

         On June 30, 2004 LEAF Financial Corporation ("LEAF"), our wholly owned subsidiary expanded its lease origination capability and assets under management with the acquisition of certain assets of Premier Lease Services, L.C. of West Des Moines, IA. The acquisition includes both a portfolio of small ticket leases with a value of $35.0 million bought on behalf of its investment partners and numerous vendor finance relationships as well as the right to utilize certain of their origination personnel.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 15 - SUBSEQUENT EVENTS

CREDIT FACILITY

         On July 16, 2004, Atlas Pipeline entered into a new $135.0 million credit facility which replaces its existing $20.0 million facility. The loan arrangement, for which Wachovia Bank, National Association will serve as administrative agent, includes eleven additional lenders. The facility is comprised of a five-year $100.0 million term loan and a four-year $35.0 million revolving line of credit which can be increased by an additional $40.0 million under certain circumstances.

ACQUISITION

         On July 16, 2004, Atlas Pipeline acquired Spectrum for approximately $145.3 million, including the payment of anticipated taxes due as a result of the transaction.

         Atlas Pipeline financed the Spectrum acquisition, including approximately $2.1 million of transaction costs, as follows:

         o borrowing $100.0 million under the term loan portion and $2.2 million under the revolving credit portion of its $135.0 million senior secured term loan and revolving credit facility administered by Wachovia Bank, National Association;

         o using the $20.0 million of proceeds received from the sale to the Company and Atlas America of preferred units in Atlas Pipeline Operating Partnership; and

         o using $25.2 million of net proceeds from its April 2004 common unit offering.

PUBLIC OFFERING OF UNITS

         On July 20, 2004, Atlas Pipeline closed an offering of 2,100,000 of its common units through underwriters led by Lehman Brothers and including A.G. Edwards & Sons, Inc., Friedman Billings Ramsey, KeyBanc Capital Markets and Sanders Morris Harris, which was priced at $34.76 per common unit. After underwriting discounts and commissions, Atlas Pipeline received net proceeds of $69.5 million.

         Atlas Pipeline has granted the underwriters an over-allotment option for an additional 315,000 common units exercisable within thirty days. The over-allotment option, if fully exercised, would generate an additional $10.4 million in net proceeds for Atlas Pipeline.

         Atlas Pipeline used a portion of the net proceeds of the offering to repay $40.0 million of the borrowings under its new credit facility and to repurchase the preferred units from the Company and Atlas America for $20.4 million. The balance of approximately $8.9 million will be used for working capital.

ALASKA PIPELINE COMPANY ACQUISITION

         In September 2003, Atlas Pipeline entered into an agreement with SEMCO to purchase all of the stock of Alaska Pipeline Company. In order to complete the acquisition, Atlas Pipeline needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004 it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent Atlas Pipeline a notice purporting to terminate the transaction. Atlas Pipeline believes SEMCO caused the delay in closing the transaction and breached its obligations under the acquisition agreement. Atlas Pipeline intends to vigorously pursue its remedies under the acquisition agreement. In connection with the acquisition, Atlas Pipeline incurred $2.2 million of costs, which are included in other assets on the Company's balance sheet.

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

OVERVIEW OF THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

         Our results of operations for the three and nine months ended June 30, 2004 reflected the continued predominance of our energy operations. Our financial condition and results of operations were also affected during these periods by the following:

         o we took the first steps in the process of spinning off our energy operations when Atlas America, Inc. completed its initial public offering of common stock, reducing our ownership interest to 80.2%; and

         o we continued to build our financial services, equipment leasing and real estate segments which will be the core of our business following the spin-off.

         Our energy revenues were $32.9 million and $110.5 million for the three and nine months ended June 30, 2004, respectively, as compared to $21.8 million and $76.1 million for the three and nine months ended June 30, 2003, respectively. This growth in energy revenues was driven by well drilling revenues which were $16.4 million and $64.6 million in the three and nine months ended June 30, 2004, respectively, as compared to $8.2 million and $38.2 million in the three and nine months ended June 30, 2003, respectively. In addition, production revenues increased to $13.0 million and $35.0 million in the three and nine months ended June 30, 2004, respectively, as compared to $10.1 million and $27.6 million in the three and nine months ended June 30, 2003, respectively.

         We took the first steps toward our goal of spinning off our energy operations in May 2004 when Atlas America completed its initial public offering. Because we retained an 80.2% interest (10.7 million shares) in Atlas America, Atlas America's assets, liabilities and operations continue to be consolidated in our financial statements and the public's ownership is reflected as a minority interest. We received $37.0 million from the proceeds of the public offering in the form of a repayment of intercompany indebtedness and a tax free dividend and recorded a credit of $20.4 million on the sale as an increase to stockholders' equity. We expect to complete the spin-off in fiscal 2005 by distributing our remaining shares in Atlas America to our stockholders. Completion of the spin-off is subject, however, to the satisfaction of specified conditions, principally the receipt of a ruling from the Internal Revenue Service that the distribution will be free from federal income tax to us and our stockholders.

         Our financial condition and results of operations during the three and nine months ended June 30, 2004 was affected and, until we spin off Atlas America, will continue to be affected by initiatives taken by Atlas Pipeline Partners, L.P. In April 2004, Atlas Pipeline completed a public offering of 750,000 of its common units, realizing net offering proceeds, after expenses, of $25.2 million. The principal financial effect of the offering was to increase the minority interest in our financial statements for the public ownership interest. After the end of the reporting periods for this report, on July 16, 2004 Atlas Pipeline acquired Spectrum Financial Services, Inc. at a cost of $145.3 million, including transaction costs and anticipated taxes due as a result of the transaction. The acquisition was funded partially by debt financing and partially by the proceeds of the April 2004 offering together with a further offering completed on July 20, 2004. The Spectrum acquisition will increase Atlas Pipeline's assets, liabilities, revenues and expenses and, because we consolidate with Atlas Pipeline, increase ours as well.

         During the three and nine-month periods, we also continued our program of building the businesses that we will retain following the spin-off. This program resulted in a substantial increase in the assets we manage. Through our operating subsidiaries, Resource Financial Fund Management, Inc., LEAF Financial Corp. and Resource Real Estate, Inc. we use industry specific expertise to generate and administer investment opportunities for our account and for outside investors in the financial services, equipment leasing and real estate sectors. As a specialized asset manager, we anticipate receiving structuring fees, acquisition fees, debt placement fees (real estate) and reimbursements of expenses for the establishment of new products or programs. For our continuing role in the management of our programs, we anticipate the receipt of administrative fees for managing investor's funds, a carried interest in the profits of the programs and asset management fees for managing the underlying assets.

         In financial services, the amount of assets we managed for issuers of collateralized debt obligations, or CDOs, increased to $2.1 billion at June 30, 2004 from $1.0 billion at June 30, 2003 through our sponsorship of three additional CDO issuers in the Trapeza series. We have formed a new subsidiary, Ischus Capital Management LLC, to develop and sponsor CDO issuers holding asset-backed securities. We anticipate that this will positively impact the amount of assets we manage and our net income in succeeding periods.

         In equipment leasing, the amount of assets we managed for investors in the investment partnership we sponsored and on behalf of Merrill Lynch through a multi-year alliance increased to $138.9 million at June 30, 2004 from $29.1 million at June 30, 2003. The growth was principally due to increased sales of units in our sponsored public investment partnership and the expansion of our alliance with Merrill Lynch. On June 30, 2004, we expanded our lease origination capability and assets under management with the acquisition of certain assets from Premier Lease Services, L.C., which included a portfolio of small ticket leases with a value of $35.0 million bought on behalf of our investment partners along with numerous vendor finance relationships as well as the right to utilize certain of their experienced origination personnel.

         In real estate, the amount of assets we managed on behalf of the investment limited partnerships we sponsored increased to $106.7 million at June 30, 2004 from $67.3 million at June 30, 2003. Our real estate operations were also impacted by our continuing program of resolving our real estate loan portfolio through sales and loan restructurings. The loans and real estate assets in our loan acquisition portfolio decreased from $615.0 million (principally outstanding loan receivables) at June 30, 2003 to $331.9 million (principally outstanding loan receivables) at June 30, 2004.

        The following tables reflect changes to our revenues and assets for the periods indicated:

                                        REVENUES AS A PERCENT OF TOTAL REVENUES

                                                                      Three Months Ended           Nine Months Ended
                                                                            June 30,                    June 30,
                                                                       ------------------          ------------------
                                                                       2004          2003          2004          2003
                                                                       ----          ----          ----          ----
   Energy......................................................         76%           71%           78%           78%
   Real estate.................................................         13%           15%           11%           11%
   Leasing.....................................................          4%            4%            4%            3%
   Equity in earnings of financial services entities...........          2%            2%            3%            1%
   All other (1)...............................................          5%            8%            4%            7%


                                          ASSETS AS A PERCENT OF TOTAL ASSETS

                                                                                        June 30,        September 30,
                                                                                          2004              2003
                                                                                          ----              ----
   Energy........................................................................          37%              35%
   Real estate...................................................................          40%              55%
   Leasing.......................................................................           8%               2%
   Financial services............................................................           1%               1%
   All other (2).................................................................          14%               7%

---------------------------
(1) We attribute the balance to revenues derived from assets related to operations which do not meet the definition of a business segment and corporate assets such as cash, common shares held in RAIT Investment Trust and other corporate investments.
(2) We attribute the balance to assets related to operations which do not meet the definition of a business segment, as referred to in footnote (1) above.

         A detailed analysis and discussion of the results of operations of energy, real estate, leasing, financial services and other revenues, and cost and expenses follows:

RESULTS OF OPERATIONS: ENERGY

         The following tables set forth information relating to production revenues, costs and expenses, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil revenues and depletion for our energy operations during the periods indicated:

                                                                  Three Months Ended    Nine Months Ended
                                                                       June 30,              June 30,
                                                                  ------------------    -----------------
                                                                    2004      2003        2004     2003
                                                                  -------    -------    --------  -------
   Revenues (in thousands):
       Production..............................................   $12,977    $10,066    $ 34,972  $27,551
       Well drilling...........................................    16,370      8,217      64,577   38,166
       Well services...........................................     2,146      1,921       6,206    5,789
       Transportation..........................................     1,344      1,500       4,522    4,310
       Other...................................................        17         88         250      272
                                                                  -------    -------    --------  -------
                                                                  $32,854    $21,792    $110,527  $76,088
                                                                  =======    =======    ========  =======

   Costs and expenses (in thousands):
       Production..............................................   $ 1,784    $ 1,700    $  5,216  $ 4,879
       Exploration.............................................       585        306       2,161    1,315
       Well drilling...........................................    14,235      7,146      56,154   33,189
       Well services...........................................     1,009        903       3,071    2,843
       Transportation..........................................       551        629       1,767    1,832
       Non-direct..............................................     2,604      2,328       4,760    5,770
                                                                  -------    -------    --------  -------
                                                                  $20,768    $13,012    $ 73,129  $49,828
                                                                  =======    =======    ========  =======

   Production revenues (in thousands):
       Gas (1).................................................   $11,607    $ 9,027    $ 30,789  $24,308
       Oil.....................................................   $ 1,395    $ 1,021    $  4,183  $ 3,224

   Production volume:
       Gas (mcf/day) (1) (2)...................................    20,710     18,118      19,485   18,471
       Oil (bbls/day) (2)......................................       452        427         494      428
       Total (mcfe/day) (2)....................................    23,422     20,680      22,449   21,039

   Average sales prices:
       Gas (per mcf)...........................................   $  6.16    $  5.47    $   5.77  $  4.82
       Oil (per bbl)...........................................   $ 33.87    $ 26.25    $  30.93  $ 27.58

   Production costs (3):
       As a percent of production revenues.....................       14%        17%         15%      18%
       Per mcf equivalent unit.................................   $   .84    $   .90    $    .84  $   .85

   Depletion per equivalent mcfe...............................   $  1.13    $  1.12    $   1.17  $  1.06

---------------------------
(1)  Excludes sales of residual gas and sales to landowners.

(2) As used in this discussion, "mcf" and "mmcf" mean thousand cubic feet and million cubic feet, respectively; "mcfe" and "mmcfe" means thousand cubic feet equivalent and million cubic feet equivalent, respectively; and "bbls" means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(3) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

         Our well drilling revenues and costs and expenses incurred represent the billings and costs associated with the completion of 68 and 29 net wells in the three months ended June 30, 2004 and 2003, respectively, for partnerships we sponsored and 336 and 189 net wells in the nine months ended June 30, 2004 and 2003, respectively. The following table sets forth information relating to these revenues and costs during the periods indicated:

                                                          Three Months Ended      Nine Months Ended
                                                               June 30,               June 30,
                                                          ------------------      -----------------
                                                           2004        2003        2004       2003
                                                          ------      ------      ------     ------
                                                                    (dollars in thousands)
   Average drilling revenue per well...................   $  241      $  283      $  192     $  202
   Average drilling cost per well (1)..................      209         246         167        176
                                                          ------      ------      ------     ------
   Average drilling gross profit per well..............   $   32      $   37      $   25     $   26
                                                          ======      ======      ======     ======
   Gross profit margin.................................   $2,135      $1,072      $8,423     $4,978
                                                          ======      ======      ======     ======
   Gross margin percent................................       13%         13%         13%        13%
                                                          ======      ======      ======     ======
   Net wells drilled...................................       68          29         336        189
                                                          ======      ======      ======     ======

---------------------------
(1) The amounts shown do not reflect the total cost of a well. The drilling revenue and associated drilling cost reflect that portion of the total well cost that is attributable to our investor partners in each investment drilling program as specified in the relevant drilling contracts.

         Our natural gas revenues were $11.6 million and $30.8 million in the three months and nine months ended June 30, 2004, an increase of $2.6 million (29%) and $6.5 million (27%) from $9.0 million and $24.3 million in the three months and nine months ended June 30, 2003, respectively. The increases were due to increases in the average sales price of natural gas of 13% and 20% for the three months and nine months ended June 30, 2004 and increases of 14% and 5% in the volume of natural gas we produced in the three months and nine months ended June 30, 2004, respectively. The $2.6 million increase in gas revenues in the three months ended June 30, 2004 as compared to the prior year period consisted of a $1.1 million increase attributable to increases in natural gas sales prices and a $1.5 million increase attributable to increased production volumes. The $6.5 million increase in natural gas revenues in the nine months ended June 30, 2004 as compared to the prior period consisted of a $4.8 million increase attributable to an increase in natural gas sales prices and a $1.7 million increase attributable to increased production volumes.

         Our oil revenues were $1.4 million and $4.2 million in the three months and nine months ended June 30, 2004, an increase of $374,000 (37%) and $959,000 (30%) from $1.0 million and $3.2 million in the three months and nine months ended June 30, 2003, primarily due to increases in oil production volumes of 6% and 15% and increases in oil prices of 29% and 12% during the three months and nine months ended June 30, 2004 and 2003, respectively. The $374,000 increase in oil revenues in the three months ended June 30, 2004 as compared to the prior period consisted of $296,000 attributable to increases in oil sales prices, and a $78,000 increase in production volumes. The $959,000 increase in oil revenues for the nine months ended June 30, 2004 as compared to the prior period consisted of $392,000 attributable to increases in oil sales prices, and a $567,000 increase in production volumes.

         Our well drilling gross margin was $2.1 million and $8.4 million in the three months and nine months ended June 30, 2004, an increase of $1.1 million and $3.4 million from $1.1 million and $5.0 million in the three months and nine months ended June 30, 2003, respectively. In the three months ended June 30, 2004, the increase of $1.1 million was attributable to an increase in the number of wells drilled ($1.2 million) offset by a decrease in the gross margin per well ($161,000). In the nine months ended June 30, 2004, the increase of $3.4 million was attributable to an increase in the number of wells drilled ($3.7 million) offset by a decrease in the gross margin per well ($240,000).

         Our gross profit per well decreased as a result of a decrease in our average cost per well which, because our drilling contracts are on a "cost plus" basis (typically cost plus 15%), determines our average revenue per well. The decrease in our average cost per well in the three months and nine months ended June 30, 2004 resulted from a decrease in the cost of tangible equipment used in the wells because a portion of the wells we drilled targeted shallower formations and required less equipment. In addition, it should be noted that "Liabilities associated with drilling contracts" on our balance sheet represents funds raised in our drilling investment program in the first nine months of fiscal 2004 that had not been applied to drill wells as of June 30, 2004 due to the timing of drilling operations, and thus had not been recognized as well drilling revenue. We expect to recognize this amount as revenue in the remainder of fiscal 2004.

         Our production costs were $1.8 million and $5.2 million in the three months and nine months ended June 30, 2004, an increase of $84,000 (5%) and $337,000 (7%) from the three months and nine months ended June 30, 2003, respectively. These increases include normal operating expenses and coincide with our increased production revenues. Production costs per equivalent unit produced remains consistent at $.84 per mcfe for the three months and nine months ended June 30, 2004, a decrease of $.06 (7%) and $.01 (1%) per mcfe compared to the prior year periods.

         Our exploration costs were $585,000 and $2.2 million in the three months and nine months ended June 30, 2004, an increase of $279,000 and $846,000 from the three months and nine months ended June 30, 2003, respectively. These increases were principally attributable to expenditures for dry hole costs of $116,000 and $703,000 in the three months and nine months ended June 30, 2004 which were charged to operations upon our decision that a well drilled in an exploratory area of our operations was not capable of economic production.

         Our non-direct expenses were $2.6 million and $4.8 million in the three months and nine months ended June 30, 2004, an increase of $276,000 (12%) and decrease of $1.0 million (18%), respectively. The increase in the three months ended June 30, 2004 was a result of increases in salaries and wages and outside services due to the growth of our energy operations, these increases were partially offset by reimbursements we received for costs incurred in our partnership management and drilling activities resulting from an increase in the number of wells drilled and managed compared to the prior year period. The decrease in the nine months ended June 30, 2004 was attributable to reimbursements we received for costs we incurred in our partnership management and drilling activities, partially offset by increases in the cost of running our energy corporate office as a result of continued growth in our energy operations.

RESULTS OF OPERATIONS: REAL ESTATE

         During the three months and nine months ended June 30, 2004, our real estate operations continued to be affected by three principal trends or events:

         o We continued to selectively resolve the loans in our existing portfolio through repayments, sales, refinancings, restructurings and foreclosures.

         o The adoption of FIN 46.

         o We sought growth in our real estate business through the sponsorship of real estate investment partnerships in which we are also an investor.

         The principal effect of the first factor has been to reduce the number of our real estate loans as a result of repayments, sales, refinancings and restructurings, increasing our cash flow from loan resolutions. The principal effect of the adoption of FIN 46 has been to consolidate in our financial statements the assets, liabilities, revenues and expenses of a number of borrowers, although not affecting our creditor-debtor legal relationship with these borrowers and not causing these assets and obligations to become our legal assets or obligations. Our FIN 46 assets were $166.4 million and $300.9 million at June 30, 2004 and September 30, 2003, respectively. Our FIN 46 liabilities were $96.8 million and $186.7 million at June 30, 2004 and September 30, 2003, respectively. The principal effect of the third factor has been to increase our interest in real property through the sponsorship of real estate investment partnerships.

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate finance operations during the periods indicated:

                                                                  Three Months Ended    Nine Months Ended
                                                                       June 30,             June 30,
                                                                  ------------------    -----------------
                                                                   2004        2003      2004       2003
                                                                  ------      ------    -------   -------
                                                                               (in thousands)
   Revenues:
       Interest................................................   $  225      $2,044    $   792   $ 5,774
       Accreted discount.......................................      574          83      1,552     1,492
       Gains (losses) on resolution of loans...................        -        (106)       732       707
       Fee income..............................................      641       2,020      1,371     2,575
       FIN 46 properties.......................................    3,021           -      8,447         -
       Equity in earnings of equity investees..................       96         154        473       193
       Rental properties.......................................    1,058         300      2,038       402
                                                                  ------      ------    -------   -------
                                                                  $5,615      $4,495    $15,405   $11,143
                                                                  ======      ======    =======   =======
   Costs and expenses:
       Real estate general and administrative..................   $  764      $  905    $ 3,117   $ 2,688
       FIN 46 properties.......................................    2,380           -      7,116         -
       Rental properties.......................................      445          26      1,390        26
                                                                  ------      ------    -------   -------
                                                                  $3,589      $  931    $11,623   $ 2,714
                                                                  ======      ======    =======   =======

Three Months Ended June 30, 2004 as Compared to the Three Months Ended June 30, 2003

         Revenues increased $1.1 million (25%) from $4.5 million to $5.6 million in the three months ended June 30, 2004. We attribute the increase to the following:

         o In the three months ended June 30, 2003, we resolved one loan with a book value of $5.0 million for $4.9 million recognizing a loss of $106,000 as compared to no loans resolved in the three months ended June 30, 2004.

         o An increase of $3.0 million in FIN 46 revenues in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. We early adopted FIN 46 on July 1, 2003 which resulted in our consolidating seven entities as of June 30, 2004 and recording their operations as FIN 46 revenues and expenses.

         o An increase of $758,000 in rental income in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase was the result of recording rental income from properties underlying two loans upon which we foreclosed subsequent to the prior year period.

         The increases were partially offset by the following:

         o A decrease in interest and accreted discount of $1.3 million (62%) resulting from the following:

           - The transfer of fourteen loans to FIN 46 accounting treatment as of July 1, 2003, which decreased interest income by $1.1 million in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

           - The resolution of eleven loans since April 1, 2003, which decreased interest income by $177,000 in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

           - The completion of accretion of discount on one loan, which decreased interest income by $36,000 in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

           - The foreclosure of three loans subsequent to the prior year period, which decreased interest income by $81,000 in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

           - An increase in our average rate of accretion, which increased interest income by $20,000 in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

         o A decrease of $1.4 million in fee income in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. We earned fees for services provided to the real estate investment partnerships which we sponsored relating to the purchase and third party financing of two properties in the three months ended June 30, 2003. During the three months ended June 30, 2004 we earned management fees from the existing properties; we also earned fees relating to the purchase and third party financing of one new acquisition. We anticipate earning additional fees from our two partnerships and any future real estate investment partnerships which we may sponsor.

         o A decrease of $58,000 in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease was the result of lower earnings from two of our three investments.

         Gains on resolutions of loans, ventures and FIN 46 assets (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

         Costs and expenses of our real estate finance operations were $3.6 million in the three months ended June 30, 2004, an increase of $2.7 million (285%) from $931,000 in the three months ended June 30, 2003. We attribute the increase to the following:

         o A decrease of $141,000 in real estate general and administrative expenses in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. The decrease resulted primarily from decreases in corporate travel ($33,000), office expenses ($25,000), legal fees ($30,000) and audit fees ($24,000).

         o An increase of $2.4 million in FIN 46 expenses in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. We early adopted FIN 46 on July 1, 2003, which resulted in our consolidating seven entities as of June 30, 2004 and recording their operations as FIN 46 revenues and expenses. These expenses include such non-cash items as depreciation and amortization.

         o An increase of $419,000 in rental properties expenses in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. These expenses are primarily related to two properties upon which we foreclosed subsequent to the prior year period.

Nine Months Ended June 30, 2004 as Compared to the Nine Months Ended
June 30, 2003

         Revenues increased $4.3 million (38%) to $15.4 million in the nine months ended June 30, 2003 from $11.1 million in the nine months ended June 30, 2004. We attribute the increase to the following:

         o An increase of $8.4 million in FIN 46 revenues in the nine months ended June 30, 2004, as compared to the nine months ended June 30, 2003. We early adopted FIN 46 on July 1, 2003 which resulted in our consolidating seven entities as of June 30, 2004 and recording their operations as FIN 46 revenue and expenses.

         o An increase of $280,000 in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The increase was the result of higher earnings from two of our three investments.

         o An increase of $1.6 million in rental income in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The increase was the result of recording rental income from properties underlying two loans upon which we foreclosed subsequent to the prior year period.

         o An increase of $25,000 in gains on resolutions of loans and ventures. In the nine months ended June 30, 2004 we resolved four loans having an aggregate book value of $4.0 million for $3.9 million, recognizing losses of $109,000. We also received $3.4 million for the sale of our investment in one venture resulting in a gain of $841,000. In the nine months ended June 30, 2003, we resolved two loans having a book value of $9.2 million for $9.9 million, recognizing a gain of $707,000.

         The increases were partially offset by the following:

         o A decrease in interest and accreted discount income of $4.9 million (68%) resulting from the following:

           - The transfer of fourteen loans to FIN 46 accounting treatment as of July 1, 2003, which decreased interest income by $3.3 million in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003.

           - The resolution of eleven loans since April 1, 2003 which decreased interest income by $1.2 million in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003.

           - The completion of accretion of discount on one loan, which decreased interest income by $102,000 in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003.

           - The foreclosure of three loans after June 30, 2003, which decreased interest income by $243,000 in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003.

           - A decrease of our average rate of accretion, resulting in a decrease in interest income of $62,000 in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003.

         o A decrease of $1.2 million in fee income in the nine months ended June 30, 2004, as compared to the nine months ended June 30, 2003. We earned fees for services provided to the real estate investment partnerships which we sponsored relating to the purchase and third party financing of two properties in the nine months ended June 30, 2004 and three properties in the nine months ended June 30, 2003. Additionally, we earned management fees for the properties owned by real estate investment partnerships which we sponsored during the nine months ended June 30, 2004. We anticipate earning additional fees from our two partnerships and any future real estate investment partnerships which we may sponsor.

         Gains on resolutions of loans, ventures and FIN 46 assets (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

         Costs and expenses of our real estate finance operations were $11.6 million in the nine months ended June 30, 2004, an increase of $8.9 million (328%) from $2.7 million in the nine months ended June 30, 2003.

         We attribute the increase to the following:

         o An increase of $429,000 in real estate general and administrative expenses in the nine months ended June 30, 2004, as compared to the nine months ended June 30, 2003. The increase resulted primarily from the following:

           - An increase in insurance of $190,000 reflecting an increase in insurance rates in general.

           - An increase in wages and benefits of $76,000 as a result of the addition of personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate and to expand our real estate operations through the sponsorship of real estate investment partnerships.

           - An increase in travel costs of $51,000 due to the increased acquisition activity associated with the management of our real estate investment programs.

           - An increase in office rent expense of $32,000 due to additional space required for additional personnel.

           - An increase in audit expense of $37,000 reflecting the additional fees incurred in adopting FIN 46.

           - An increase in legal fees of $32,000 reflecting the efforts to monetize the real estate loan portfolio.

         o An increase of $7.1 million in FIN 46 expenses for the nine months ended June 30, 2004, as compared to the nine months ended June 30, 2003. We early adopted FIN 46 on July 1, 2003, which resulted in our consolidating seven entities as of June 30, 2004 and recording their operations as FIN 46 revenues and expenses. These expenses include such non-cash items as depreciation and amortization.

         o An increase of $1.4 million in rental properties expenses in the nine months ended June 30, 2004, as compared to the nine months ended June 30, 2003. These expenses are primarily related to two properties upon which we foreclosed subsequent to the prior year period.

RESULTS OF OPERATIONS: LEASING

         The following table sets forth certain information relating to the revenue, and costs and expenses incurred in our equipment leasing operations during the periods indicated:

                                                                  Three Months Ended     Nine Months Ended
                                                                        June 30,             June 30,
                                                                  ------------------     -----------------
                                                                   2004        2003       2004       2003
                                                                  ------      ------     ------     ------
                                                                              (in thousands)
   Revenues:
       Management............................................     $  101      $  899     $1,200     $2,251
       Leasing...............................................        487          60      1,566        239
       Fees..................................................      1,065         185      2,155        462
       Gains on lease terminations...........................          2           -        340          -
       Other.................................................        (24)         28         78         89
                                                                  ------      ------     ------     ------
                                                                  $1,631      $1,172     $5,339     $3,041
                                                                  ======      ======     ======     ======

   Costs and expenses........................................     $2,250      $1,468     $6,676     $3,870
                                                                  ======      ======     ======     ======

         The following table sets forth certain information related to the types of businesses in which our equipment lessees engage and the concentration of equipment types under leases under management as of June 30, 2004, as a percentage of our total managed portfolio:

   LESSEE BUSINESS                                                     EQUIPMENT UNDER LEASE
   ---------------                                                     ---------------------
   Health Services                              21%                    Medical Equipment                         18%
   Auto Dealers//Repair                          8%                    Computer / Office Equipment               25%
   Garment Care                                  5%                    Automotive Care                            5%
   Personal Services                             5%                    Amusement / Vending Equipment              3%
   Business Services                            10%                    Software                                   7%
   Car Washes                                    4%                    Industrial Equipment                      11%
   Wholesale Trade                               4%                    Garment Care Equipment                     9%
   Other Categories                             43%                    Other Equipment Types                     22%
                                               ---                                                              ---
                                               100%                                                             100%
                                               ===                                                              ===

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

         On June 30, 2004, we acquired a portfolio of small ticket leases with a value of $35.0 million along with numerous vendor finance relationships as well as experienced origination personnel from Premier Lease Service L.C. of West Des Moines Iowa. It is expected that we will sell the leases we acquired in the transaction to one of our lease programs and that we will continue to pursue additional lease portfolio purchases.

         Our lease originations were $61.6 million and $108.6 million for the three and nine months ended June 30, 2004, an increase of $48.0 million (353%) and $57.0 million (110%) from the three and nine months ended June 30, 2003, respectively. Our assets under management at June 30, 2004 were $138.9 million, an increase of $109.8 million (377%) over June 30, 2003. These increases reflect the growth of our leasing business facilitated by our relationships with Merrill Lynch, our investment partnership and the Premier lease acquisition.

         Our leasing revenues were $1.6 million and $5.3 million in the three and nine months ended June 30, 2004, an increase of $459,000 (39%) and $2.3 million (76%) from $1.2 million and $3.0 million in the three and nine months ended June 30, 2003, respectively. The increases are primarily due to growth lease originations resulting in increases in lease income, lease termination activity and fees associated with our new leasing programs, offset by a decrease in our management fees of $798,000 and $1.1 million in the three and nine months ended June 30, 2003, respectively. At the time we acquired LEAF Financial in 1995, it acted as the general partner of a series of public equipment leasing partnerships. We liquidated the last three of these in the quarter ended March 31, 2004, which resulted in the decrease in management fees.

         Gains on lease terminations, if any, vary from transaction to transaction, and there may be significant variances from period to period.

         Our leasing expenses were $2.3 million and $6.7 million in the three and nine months ended June 30, 2004, an increase of $782,000 (53%) and $2.8 million (73%) from $1.5 million and $3.9 million in the three and nine months ended June 30, 2003, respectively. Due to the expansion of our leasing operations, wages and benefits increased by $230,000 and $695,000, while overhead operational expenses increased by $552,000 and $811,000, for the three and nine months ended June 30, 2004, respectively. In addition, we previously deferred organization and offering costs in connection with the fund raising activities of our equipment leasing investment partnership. The investment partnership reimburses us for these costs as it sells partnership interests in connection with its public offering. From time to time we adjust the amount of these costs based on the reimbursements we expect to receive. The offering period for the current equipment leasing investment partnership terminates August 15, 2004. During the three and nine month period ended June 30, 2004, based on market conditions affecting the sale of investment units, we have reduced the remaining offering costs to be reimbursed by $0 and $1.3 million, respectively, by a charge to earnings.

RESULTS OF OPERATIONS: FINANCIAL SERVICES

         As part of our financial services business segment, we sponsor and have 50% interests in entities that manage pools of trust preferred securities for issuers of collateralized debt obligations or CDO. We refer to the sponsored entities as the Trapeza entities and the issuers of collateralized debt obligations as the CDO issuers. The Trapeza entities act as the general partners of the limited partnerships that own the equity interest in the CDO issuers and, together with a third party, manage the securities held by the CDO issuers. At June 30, 2004, we co-managed over $2.1 billion of CDO issuer assets. We typically make a direct investment as a limited partner in these limited partnerships as well. The Trapeza entities receive management fees from the CDO issuers, general partner distributions from the limited partnerships and partnership administration fees. We receive limited partner distributions with respect to our limited partner interests.

         In June 2004, we formed Ischus Capital Management, to leverage our expertise in sponsoring and managing CDO issuers by sponsoring entities that will acquire asset backed securities, or ABS, and repackage them into CDOs. Ischus will act as collateral manager for those CDO issuers.

         Our equity in the earnings of the Trapeza entities was $968,000 and $3.8 million in the three and nine months ended June 30, 2004, respectively, an increase of $204,000 and $3.0 million from $764,000 and $872,000 in the three and nine months ended June 30, 2003, respectively. The increase reflects our equity earnings subsequent to completion of offerings by six Trapeza CDO issuers which we had sponsored as of June 30, 2004 as compared to three Trapeza CDO issuers which we had sponsored as of June 30, 2003.

         We also own a 50% interest in Trapeza TPS, LLC, formerly 1845 Warehouse, LLC, an entity originally created to support a warehouse line of credit to be used to provide financing to CDO issuers we sponsor in the future. We originally invested $2.5 million in this entity in November 2003 along with a like amount by the other owner of Trapeza TPS. Trapeza TPS obtained a warehouse line of credit for its own account from an unaffiliated third party and used the facility to acquire trust preferred securities for resale to CDO issuers. In May 2004, Trapeza TPS sold all securities it had acquired through the warehouse line to another unaffiliated third party, receiving net proceeds equal to the par value of the securities sold plus the portion of the positive spread earned between its warehouse financing costs and the interest received on the trust preferred securities it had. The unaffiliated third party lender to Trapeza TPS received the balance of such positive spread. In addition, we and the other owner of Trapeza TPS received back our original $2.5 million investment.

         Our financial services expenses were $689,000 and $1.1 million in the three months and nine months ended June 30, 2004. These expenses represent costs associated with our sponsorship and management of investment partnerships in the trust preferred and ABS areas. These expenses include primarily salaries and benefits and legal and professional fees. These expenses were partially offset by reimbursements of $204,000 and $847,000 from our investment partnerships in the three months and nine months ended June 30, 2004.

RESULTS OF OPERATIONS: OTHER REVENUES, COSTS AND EXPENSES

         Our interest, dividends, gains and other income were $2.1 million and $6.9 million in the three months and nine months ended June 30, 2004, respectively, a decrease of $445,000 (18%) and increase of $307,000 (5%) as compared to $2.5 million and $6.6 million in the three months and nine months ended June 30, 2003, respectively. The following table sets forth information relating to other income during the periods indicated:

                                                                    Three Months Ended           Nine Months Ended
                                                                          June 30,                   June 30,
                                                                  ------------------------   -------------------------
                                                                     2004          2003         2004           2003
                                                                  ----------    ----------   ----------     ----------
                                                                                     (in thousands)
   Gains on sales of RAIT shares...............................   $    1,601    $    1,467   $    7,095     $    3,586
   Write-off of deferred finance costs and premium paid
       on redemption of senior notes...........................            -          (303)      (1,955)          (303)
   Dividend income.............................................          177           585          848          2,046
   Interest income.............................................          166           304          434            686
   Other.......................................................          110           446          510            610
                                                                  ----------    ----------   ----------     ----------
                                                                  $    2,054    $    2,499   $    6,932     $    6,625
                                                                  ==========    ==========   ==========     ==========

         Gains on sales of RAIT shares increased $134,000 and $3.5 million, to $1.6 million and $7.1 million in the three months and nine months ended June 30, 2004 from $1.5 million and $3.6 million in the three months and nine months ended June 30, 2003. In the three months and nine months ended June 30, 2004, we sold 150,000 and 597,700 shares realizing proceeds of $3.7 million and $15.2 million, respectively. In the three months and nine months ended June 30, 2003 we sold 140,000 and 492,600 shares realizing proceeds of $3.5 million and $10.9 million, respectively. In the nine months ended June 30, 2004, we redeemed $13.0 million of our senior notes and paid a 3% premium which resulted in a loss of $2.0 million. Dividend income decreased $408,000 (70%) and $1.2 million (59%) from $585,000 and $2.0 million in the three months and nine months ended June 30, 2003. The decrease was due to the sale of RAIT shares during the twelve months ended June 30, 2004, thus lowering dividends received. Interest income decreased $138,000 (45%) and $252,000 (37%) in three months and nine months ended June 30, 2004 from $304,000 and $686,000 in the three months and nine months ended June 30, 2003. These decreases were the result of a decrease in funds invested as well as in interest rates earned on those funds, reflecting generally lower market interest rate levels.

         Our general and administrative expenses increased $193,000 (9%) and $1.3 million (28%) in the three months and nine months ended June 30, 2004 to $2.3 million and $5.9 million from $2.1 million and $4.6 million in the three months and nine months ended June 30, 2003, respectively. These increases were the result of increases in legal and professional fees and insurance costs.

         Our reorganization expenses--Atlas America Inc. public offering were $1.5 million for the three and nine months ended June 30, 2004. As previously discussed, in May 2004 Atlas America completed an initial public offering of 2,645,000 shares of its common stock, leaving us with an 80.2% ownership of Atlas America. In connection with the offering, Edward Cohen became Chairman, Chief Executive Officer and President of Atlas America and retired as our Chief Executive Officer. As a result of his retirement we commenced payments required by the supplemental employment retirement plan established under his employment arrangements with us and recorded a change of $1.4 million. The balance of the reorganization expenses consisted of $177,000 of legal fees incurred in connection with our proposed spin off of Atlas America.

         Our provision for legal settlement in the nine months ended June 30, 2003, represents the estimated costs associated with the settlement of an action filed by the former chairman of TRM Corporation. To the extent that our actual cost (because of insurance recovery) is less than the provision, it will be recorded as a reduction to our expenses in the period so determined.

         Our depreciation, depletion, and amortization consist mainly of depletion of oil and gas properties and amortization of contracts acquired. Our depletion as a percentage of oil and gas production revenues was 21% in the three and nine months ended June 30, 2004 compared to 19% and 21% in the three and nine months ended June 30, 2003. The variance from period to period is directly attributable to changes in our product prices and fluctuations in the depletable cost basis of oil and gas properties.

         Our interest expense was $1.0 million and $4.9 million in the three months and nine months ended June 30, 2004, a decrease of $2.2 million (68%) and $4.7 million (49%) from $3.2 million and $9.6 million in the three and nine months ended June 30, 2003, respectively. This decrease was primarily a result of our redemption of $65.3 million of our senior notes during the twelve months ended June 30, 2004, partially offset by an increase in our leasing segment interest expense as a result of the expansion of our leasing business.

         Our provision for possible losses decreased $193,000 and $966,000 to $182,000 and $582,000 in the three months and nine months ended June 30, 2004, respectively, as compared to $375,000 and $1.5 million in the three months and nine months ended June 30, 2003, respectively. These decreases resulted primarily from a decrease in our real estate investments as we continued our program of resolving our real estate loans, thereby realizing their value.

         At June 30, 2004, we owned 34% of Atlas Pipeline through both our general partner interest and our subordinated limited partner units. As general partner, we control Atlas Pipeline; therefore we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline earnings was $1.6 million and $4.2 million in the three months and nine months ended June 30, 2004, as compared to $1.4 million and $3.0 million in the three months and nine months ended June 30, 2003, an increase of $148,000 (10%) and $1.2 million (41%), respectively. These increases were the result of an increase in Atlas Pipeline's net income principally caused by increases in transportation fees received and an increase in the amount of Atlas Pipeline's earnings attributable to minority interests as a result of its May 2003 and April 2004 public offerings.

         Our effective tax rate increased to 34% in the three months and nine months ended June 30, 2004 as compared to 30% and 31% in the three months and nine months ended June 30, 2003, respectively, as a result of a decrease in tax exempt interest relative to net income and an increase in state income taxes.

DISCONTINUED OPERATIONS

         In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision in fiscal 2003 and 2004 to dispose of certain real estate properties resulted in the presentation of these assets, liabilities and operations as discontinued operations for the three months and nine months ended June 30, 2004. We classified three FIN 46 entities' assets and liabilities and one real estate rental property as held for sale at June 30, 2004 and their operations as discontinued. Included in discontinued operations (loss on disposal) is an impairment charge of $2.6 million for one such investment caused by a change in market conditions. During the nine months ended June 30, 2004 we disposed of five FIN 46 entities. In addition, we recognized a gain on disposal as a result of a final resolution of a lease obligation associated with our discontinued residential lending business (See Note 10 to the consolidated financial statements).

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

                                                                                        Nine Months Ended
                                                                                              June 30,
                                                                                   ----------------------------
                                                                                      2004              2003
                                                                                   -----------        ---------
                                                                                          (in thousands)
(Used in) provided by operations.............................................      $    (1,829)       $  18,900
Used in investing activities.................................................           (9,462)          (5,100)
Provided by financing activities.............................................            1,315           15,538
Provided by (used in) discontinued operations................................           34,361           (5,624)
                                                                                   -----------        ---------
                                                                                   $    24,385        $  23,714
                                                                                   ===========        =========

         We had $65.5 million in cash and cash equivalents on hand at June 30, 2004, as compared to $41.1 million at September 30, 2003. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 7.7 to 1.0 in the nine months ended June 30, 2004 as compared to 2.6 to 1.0 in the nine months ended June 30, 2003. Working capital at June 30, 2004 was $59.7 million as compared to $30.3 million at September 30, 2003. The increase was primarily due to proceeds received from public offerings by our subsidiaries Atlas America and Atlas Pipeline, partially offset by the repayment of long term debt and investments in our drilling partnerships. Our ratio of debt (including current maturities) to equity was 35% and 62% at June 30, 2004 and September 30, 2003, respectively.

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

         Cash Flows from Operating Activities. Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the prices of natural gas and oil, interest rates, our ability to raise funds for our drilling investment partnerships and the strength of the market for rentals of the types of properties secured by our real estate loans and real estate. Net cash provided by operating activities decreased $20.7 million in the nine months ended June 30, 2004 to $(1.8) million from $18.9 million in the nine months ended June 30, 2003, substantially as a result of the following:

         o Our acquisition of leases on June 30, 2004, and related leasing activities decreased cash flows by $23.9 million in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The level of direct financing leases related to our lease originations and acquisitions at any balance sheet date will be dependent upon the timing of fundings from these investment programs.

         o An increase in cash flow before depreciation and amortization of $5.7 million, most of which was due to increases in our drilling activities and the prices we received for our natural gas and oil production.

         Cash Flows from Investing Activities. Net cash used in our investing activities increased $4.4 million in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 as a result of the following:

         o Capital expenditures increased $4.8 million in the nine months ended June 30, 2004, compared to the nine months ended June 30, 2003, substantially all of which was related to funding our share of drilling costs associated with our sponsorship of investment drilling programs and costs related to the expansion of our gathering systems.

         o Proceeds from sales of RAIT shares increased cash flow by $4.3 million in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003.

         o Payments on notes receivable and proceeds from sale of assets decreased by $702,000 in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. These payments vary from transaction to transaction and are normally discretionary on the borrower's part.

         o Payments for other assets increased by $2.5 million in the nine months ended June 30, 2004 as compared to the prior year period primarily due to costs associated with our acquisition of Spectrum and the then-pending acquisition of Alaska Pipeline Company.

         Cash Flows from Financing Activities. Net cash provided by our financing activities decreased $14.2 million in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003, as a result of the following:

         o Net debt payments increased $52.6 million, primarily as a result of the redemption of $54.0 million of our senior notes which would have matured in August 2004.

         o Our receipt of proceeds of $37.0 million from Atlas America's public offering.

         Net Cash Provided By (Used In) Discontinued Operations. Net cash provided by discontinued operations increased by $40.0 million in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003, primarily due to our receipt of $34.5 million from to the sale of two FIN 46 assets, offset by cash outlays for certain other discontinued assets. In the nine months ended June 30, 2003, we used cash of $5.6 million to partially settle of claims associated with the sale of our leasing subsidiaries in August 2000.

Capital Requirements

         During the nine months ended June 30, 2004 and 2003, our capital expenditures related primarily to investments in our drilling partnerships and pipeline expansions, in which we invested $22.2 million and $17.3 million, respectively. For the nine months ended June 30, 2004 and the remaining quarters of fiscal 2004, we funded and expect to continue to fund these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. We have established two credit facilities to facilitate the funding of our capital expenditures. In March 2004, Atlas America obtained an increase in the borrowing base on its credit facility administered by Wachovia Bank to $65.0 million from $54.2 million. In addition, in July 2004, Atlas Pipeline replaced its $15.0 million credit facility with a new $135.0 million credit facility with Wachovia Bank.

         The level of capital expenditures we must devote to our exploration and production operations depends upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $90.0 million in fiscal 2004 through drilling partnerships. Through the nine months ended June 30, 2004; we had raised $68.0 million. We believe cash flow from operations and amounts available under our credit facility will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

         We continuously evaluate acquisitions of gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital. In addition, because we must maintain an interest in Atlas America greater than 80% until it is spun off in order preserve the tax-free nature of the transaction, we cannot raise equity funds through Atlas America nor can Atlas America use its equity securities to complete acquisitions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables summarize our contractual obligations at June 30, 2004:

                                                                                     PAYMENTS DUE BY PERIOD
                                                                                         (IN THOUSANDS)
                                                                ------------------------------------------------------------------
                                                                  LESS THAN           1 - 3             4 - 5          AFTER 5
   CONTRACTUAL CASH OBLIGATIONS:                  TOTAL            1 YEAR             YEARS             YEARS           YEARS
                                              --------------    --------------    ---------------    ------------    -------------
   Long-term debt...........................   $    55,138      $    14,633        $    40,493       $         -       $      12
   Secured revolving credit facilities......        34,938           34,938                  -                 -               -
   Operating lease obligations..............         3,166            1,229              1,929                 6               2
   Capital lease obligation.................             -                -                  -                 -               -
   Unconditional purchase obligations.......             -                -                  -                 -               -
   Other long-term obligations..............             -                -                  -                 -               -
                                               -----------      -----------        -----------       -----------       ---------
   Total contractual cash obligations.......   $    93,242      $    50,800        $    42,422       $         6       $      14
                                               ===========      ===========        ===========       ===========       =========

                                                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                                                         (IN THOUSANDS)
                                                                ------------------------------------------------------------------
                                                                  LESS THAN           1 - 3             4 - 5          AFTER 5
   OTHER COMMERCIAL COMMITMENTS:                  TOTAL            1 YEAR             YEARS             YEARS           YEARS
                                              --------------    --------------    ---------------    ------------    -------------
   Standby letters of credit................   $     1,945      $     1,695        $          -      $       250     $         -
   Guarantees...............................         1,418            1,418                   -                -               -
   Standby replacement commitments..........         4,540            2,413               2,127                -               -
   Other commercial commitments.............       282,755            6,253              62,178          129,974          84,350
                                               -----------      -----------        ------------      -----------     -----------
   Total commercial commitments.............   $   290,658      $    11,779        $     64,305      $   130,224     $    84,350
                                               ===========      ===========        ============      ===========     ===========

         A real estate investment partnership in which we have a general partner interest has obtained senior lien financing with respect to six properties it acquired. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to five of our real estate investments. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next five years.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for possible losses, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K/A.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In December 2003, the FASB revised SFAS 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the revised SFAS No. 132 had no impact on our results of operations or our financial position.

         In January 2003, FASB issued FIN 46 which was revised and superseded by FIN 46-R in March 2003. FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity, or VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE's expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidated the VIE is the primary beneficiary, and is required to consolidate the VIE's assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R are effective immediately for all VIEs created after January 31, 2003 and for VIEs created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We early adopted FIN 46 on July 1, 2003.

LONG-TERM DEBT

Atlas Pipeline Credit Facility

         On July 16, 2004 Atlas Pipeline closed a loan with Wachovia Bank for a $135.0 million credit facility that replaced its existing $20.0 million facility concurrently with the completion of the Spectrum acquisition. The facility includes a $35.0 million four year revolving line of credit which can be increased by an additional $40.0 million under certain circumstances and a $100.0 million five year term loan. Up to $5.0 million of the facility may be used for standby letters of credit. Borrowings under the facility will be secured by a lien on and security interest in all of Atlas Pipeline's property and that of its subsidiaries and by the guaranty of each of its subsidiaries. The credit facility bears interest at one of two rates, elected at its option:

         o the base rate plus the applicable margin; or

         o the adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margin.

         The base rate for any day equals the higher of the federal funds rate plus 1/2 of 1% or the Wachovia Bank prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirement for euro currency funding. The applicable margin for the revolving line of credit is as follows:

         o where Atlas Pipeline's leverage ratio, that is, the ratio of our debt to earnings before income, taxes, depreciation or amortization or EBITDA, is less than or equal to 2.5, the applicable margin is 1.00% for base rate loans and 2.00% for LIBOR loans;

         o where its leverage ratio is greater than 2.5 but less than or equal to 3.0, the applicable margin is 1.25% for base rate loans and 2.25% for LIBOR loans;

         o where its leverage ratio is greater than 3.0 but less than or equal to 3.5, the applicable margin is 1.75% for base rate loans and 2.75% for LIBOR loans; and

         o where its leverage ratio is greater than 3.5, the applicable margin is 2.25% for base rate loans and 3.25% for LIBOR loans.

         The applicable margin for the term loan is .75% higher for both base rate loans and LIBOR loans.

         The credit facility requires Atlas Pipeline to maintain a ratio of funded debt to EBITDA of not more than 4.25 to 1.0, reducing to 4.0 to 1.0 on December 31, 2004 and 3.5 to 1.0 on June 30, 2005 and an interest coverage ratio of not less than 3.0 to 1.0. In addition, it will be required to prepay the term loan with the net proceeds of any asset sales or issuances of debt. With respect to any issuances of equity, it will be required to repay the term loan from the proceeds of such issuances to the extent its ratio of funded debt to EBITDA exceeds 3.5 to 1.0. On July 20, 2004, Atlas Pipeline prepaid $40.0 million of the $100.0 million it had borrowed under the term loan in connection with its acquisition of Spectrum. Atlas Pipeline will be required to pay down $1.25 million in principal on the outstanding balance of the term loan quarterly, but any prepayments of principal that it make will be credited pro rata against this repayment obligation.

         The credit agreement contains covenants customary for loans of this size, including restrictions on incurring additional debt and making material acquisitions, and a prohibition on paying distributions to Atlas Pipeline's unitholders if an event of default occurs. The events which constitute an event of default will also be customary for loans of this size, including payment defaults, breaches of Atlas Pipeline's representations or covenants contained in the credit agreement, adverse judgments against it in excess of a specified amount, and a change of control of its general partner.

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

         The following analysis presents the effects on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2004. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

ENERGY

         Interest Rate Risk. At June 30, 2004, the amount outstanding under a revolving loan attributable to our energy operations had increased to $35.8 million from $31.0 million at September 30, 2003. The weighted average interest rate for this facility increased from 2.9% at September 30, 2003 to 3.5% at June 30, 2004 due to a larger portion of our borrowings being at the bank's prime rate at June 30, 2004. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net annual income would change by approximately $81,000.

         We have a $20.0 million revolving credit facility to fund the expansion of Atlas Pipeline Partners' existing gathering systems and the acquisitions of other gas gathering systems. In the nine months ended June 30, 2004, we had no borrowings under this facility.

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

         We do not hold or issue derivative instruments for trading purposes. Historically, we have entered into financial hedging activities for a portion of our projected natural gas production. We recognize gains and losses from the settlement of these hedges in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when we deliver the associated natural gas. We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. We did not settle any contracts during the nine months ended June 30, 2004. We recognized losses of $1.1 million on settled contracts during the nine months ended June 30, 2003. We recognized no gains or losses during the nine months ended June 30, 2004 or 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

         In addition, FirstEnergy Solutions and other third party marketers to which we sell gas, also use financial hedges to hedge their pricing exposure and make price hedging opportunities available to us. These transactions are similar to NYMEX-based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, we limit these arrangements to much smaller quantities than those projected to be available at any delivery point. For the fiscal year ending September 30, 2004, we estimate in excess of 50% of our produced natural gas volumes will be sold in this manner, leaving our remaining production to be sold at contract prices in the month produced or at spot market prices. We also negotiate with certain purchasers for delivery of a portion of natural gas we will produce for the upcoming twelve months. The prices under most of our gas sales contracts are negotiated on an annual basis and are index-based. Considering those volumes already designated for the fiscal year ending September 30, 2004, and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in approximately a 1% change in our projected natural gas revenues.

REAL ESTATE

         Portfolio Loans and Related Senior Liens. We believe that none of the loans held in our portfolio as of June 30, 2004 (including loans treated in our consolidated financial statements as FIN 46 assets and liabilities) are sensitive to changes in interest rates since:

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

         Debt. The interest rates on our real estate revolving lines of credit are at the prime rate minus 1% for the $5.0 million outstanding under our line at Hudson United Bank and at the prime rate for our line at Sovereign Bank for which there were no amounts outstanding at June 30, 2004. We have $10.0 million outstanding on our line of credit at Commerce Bank which bears interest at one of two rates, elected at our option; (i) the lender's prime rate, or (ii) London Inter-Bank Offered Rate, or LIBOR, plus 250 basis points subject to a floor of 5% and ceiling of 8 1/2%. The lender's prime rate is defined as the "prime rate" as reported in The Wall Street Journal (4.25% at June 30, 2004). A hypothetical 10% change in the average interest rate applicable to these lines of credit would change our net income by approximately $43,500.

LEASING

         LEAF Financial Corporation, our equipment-leasing subsidiary, entered into a $20.0 million secured revolving credit facility with National City Bank which terminates in November 2004. We guarantee this facility; outstanding loans bear interest at one of two rates, elected at our option; (i) the lender's prime rate plus 200 basis points, or (ii) the LIBOR plus 300 basis points. As of June 30, 2004, the balance outstanding was $15.0 million at an average interest rate of 4.1%. LEAF Financial Corporation also has a $20.0 million secured credit facility with Commerce Bank. The facility has the same interest rate structure as the National City Bank facility and expires in November 2004. As of June 30, 2004, the balance outstanding was $20.0 million at an average interest rate of 4.1%. A hypothetical 10% change in the average interest rate on these facilities would change our net income by approximately $95,000.

ITEM 4.       CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

         There have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 11, 2004, the Company held its annual meeting of stockholders at which the following matters were voted on:

            1. Election of directors:

               a) Andrew M. Lubin

               FOR:               16,300,954
               WITHHELD:             302,604

               b) P. Sherrill Neff

               FOR:               16,341,502
               WITHHELD:             262,056

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                  Exhibit No.       Description
                  -----------       -----------
                      3.1 Restated Certificate of Incorporation of Resource America. (1)
                      3.2       Amended and Restated Bylaws of Resource
                                America. (1)
                     10.1 Master Separation and Distribution Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004
                     10.2 Registration Rights Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004.
                     10.3 Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004.
                     10.4 Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004.
                     10.5 Employment Agreement for Edward E. Cohen dated May 14, 2004.
                     10.6 Revolving Credit Agreement and Assignment dated as of May 27, 2004 among Lease Equity Appreciation Fund I, L.P., LEAF Financial Corporation and Sovereign Bank.
                     10.7 Securities Purchase Agreement dated June 10, 2004 among Atlas Pipeline Operating Partnership, L.P., Spectrum Field Services, Inc. et al. (1)
                     10.8 Third Amendment to Revolving Credit Agreement and Assignment dated June 18, 2004 among LEAF Financial Corporation, LEAF Funding, Inc. and Commerce Bank, National Association.
                     10.8(a) First Amendment to Guaranty of Payment dated June 18, 2004 between Resource America, Inc.
                                and Commerce Bank, National Association.
                     10.9 Sixth Amendment to Revolving Credit Agreement and Assignment dated 20, 2004 among LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank.
                     10.9(a) First Amendment to Guaranty of Payment dated June 20, 2004 between Resource America, Inc. and National City Bank.
                     10.10 Credit Agreement dated July 16, 2004 among Atlas Pipeline Partners, L.P., Wachovia Bank, National Association et al.
                     31.1       Certification Pursuant to Rule 13a-15(e)/15(d) -
                                15 (e).
                     31.2       Certification Pursuant to Rule 13a-15(e)/15(d) -
                                15 (e).
                     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
                     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

               (b) Reports on Form 8-K

                     During the quarter ended June 30, 2004, we filed two current reports on Form 8-K as follows:

                     o We filed a Form 8-K on June 9, 2004 regarding SEMCO
                       Energy, Inc.'s petition with the Regulatory Commission of Alaska seeking clarification of their order issued on April 20, 2004 in connection with approvals sought by Atlas Pipeline and SEMCO Energy, Inc. in connection with the proposed sale of Alaska Pipeline Company to Atlas Pipeline.

                     o We filed a Form 8-K on June 15, 2004 regarding Atlas
                       Pipeline's belief that SEMCO Energy, Inc. had breached its obligations under the Purchase and Sale Agreement with respect to the sale of Alaska Pipeline Company.
            ------------------------------------
            (1) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
            (2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          RESOURCE AMERICA, INC.
                          (REGISTRANT)

Date: August 16, 2004     By:  /s/ Steven J. Kessler
                               ---------------------
                               STEVEN J. KESSLER
                               Senior Vice President and Chief Financial Officer