Form 10-K
period 2004-09-30
RESOURCE AMERICA INC
filed 2004-12-13
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER: 0-4408

                             RESOURCE AMERICA, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              72-0654145
(State or other  jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1845 WALNUT STREET                                                         19103
SUITE 1000                                                              Zip Code
PHILADELPHIA, PA
(Address of principal executive offices)

  Registrant's telephone number, including area code: 215-546-5005

Securities registered pursuant to Section 12(b) of the Act:      None

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
        None                                            None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common stock, par value $.01 per share
                     --------------------------------------
                                 Title of class

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant's most recently completed second fiscal quarter March 31, 2004 was approximately $287.8 million.

The number of outstanding shares of the registrant's common stock on December 1, 2004 was 17,506,600 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                     [None]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                                                      Page
PART I
        Item 1:       Business..................................................................      3 - 31
        Item 2:       Properties................................................................     31 - 34
        Item 3:       Legal Proceedings.........................................................          35
        Item 4:       Submission of Matters to a Vote of Security Holders.......................          35

PART II
        Item 5:       Market for Registrant's Common Equity and Related Stockholder Matters.....          36
        Item 6:       Selected Financial Data...................................................          37
        Item 7:       Management's Discussion and Analysis of Financial Condition and
                         Results of Operations..................................................     38 - 63
        Item 7A:      Quantitative and Qualitative Disclosures About Market Risk................     64 - 67
        Item 8:       Financial Statements and Supplementary Data...............................    68 - 126
        Item 9:       Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure....................................................         127
        Item 9A:      Controls and Procedures...................................................         127
        Item 9B:      Other Information.........................................................         127

PART III
        Item 10:      Directors and Executive Officers of the Registrant........................   128 - 130
        Item 11:      Executive Compensation....................................................   130 - 134
        Item 12:      Security Ownership of Certain Beneficial Owners and Management............   135 - 136
        Item 13:      Certain Relationships and Related Transactions............................   137 - 138
        Item 14:      Principal Accountant Fees and Services....................................         139

PART IV
        Item 15:      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........   140 - 141

SIGNATURES......................................................................................         142

                                     PART I

ITEM 1. BUSINESS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT OUR FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. FOR OUR BUSINESS GENERALLY, THESE RISKS INCLUDE THE PROBABILITY OF OUR SPIN-OFF OF OUR ENERGY OPERATIONS AND OUR PLANS AND EXPECTATIONS FOR THE OPERATIONS THAT WE WILL RETAIN FOLLOWING THE SPIN-OFF. IN OUR ENERGY BUSINESS, THESE RISKS INCLUDE THE NEED FOR ADDITIONAL CAPITAL AND ABILITY TO RAISE THAT CAPITAL FROM INVESTORS IN OUR DRILLING PROGRAMS, RISKS ASSOCIATED WITH EXPLORING, DEVELOPING AND OPERATING NATURAL GAS AND OIL WELLS, AND FLUCTUATIONS IN THE MARKET FOR NATURAL GAS AND OIL. IN REAL ESTATE, THESE RISKS INCLUDE RISKS OF THE MARKETABILITY OF REAL ESTATE PROGRAMS, LOAN DEFAULTS, THE ADEQUACY OF OUR PROVISION FOR LOSSES AND THE ILLIQUIDITY OF OUR LOAN PORTFOLIO. IN OUR EQUIPMENT LEASING AND STRUCTURED FINANCE BUSINESSES, THESE RISKS INCLUDE THE EFFECTS OF FLUCTUATIONS IN INTEREST RATES AND THE MARKETABILITY OF EQUIPMENT LEASING AND COLLATERALIZED DEBT OBLIGATION PROGRAMS. FOR A MORE COMPLETE DISCUSSION OF THE RISKS AND UNCERTAINTIES TO WHICH WE ARE SUBJECT, SEE "RISK FACTORS" IN THIS ITEM 1.

GENERAL

         We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for our own account and for outside investors in the structured finance, equipment leasing, real estate and energy sectors. As a specialized asset manager, we seek to develop investment funds in which outside investors invest along with us and for which we manage the assets acquired pursuant to long-term management and operating agreements. We limit our investment funds to investment areas where we own existing operating companies or have specific expertise. We believe this strategy enhances our return on investment as well as that of our third-party investors. We typically receive an interest in the investment funds in addition to the interest resulting from our investment. We managed approximately $4.2 billion in assets at the end of fiscal 2004, as follows:

         o  $ 2.6 billion of structured finance assets (63%); (1)

         o  $ 0.2 billion of equipment leasing assets (4%); (2)

         o  $ 0.4 billion of real estate assets (10%); (3) and

         o  $ 1.0 billion of energy assets (23%). (4)

-----------------------
(1) We value our structured finance assets as the acquisition cost of securities acquired by CDO issuers which we co-manage that acquired trust preferred securities of regional banks and bank holding companies and the acquisition cost of asset-backed securities acquired by us.
(2) We value our equipment leasing assets as the sum of the book values of equipment held by us, an equipment leasing venture and an investment partnership which we managed as of September 30, 2004.
(3) We value our managed real estate assets as the sum of the amount of our outstanding loan receivables, including the loans underlying the assets and liabilities consolidated pursuant to Financial Accounting Standards Board Interpretation 46 as revised, or FIN 46R, plus the book value of our interests in real estate and the sum of the book values of real estate and other assets held by real estate investment partnerships we managed as of September 30, 2004.

         In fiscal 2004, in order to enhance shareholder value, we determined to reorganize our company into two independent companies, with our company continuing its asset management business in structured finance, equipment leasing and real estate and our subsidiary, Atlas America, Inc. (NASDAQ: ATLS), separately continuing the energy business. We took the first step in that process in May 2004 with an initial public offering of common stock by Atlas America and its use of the $37.0 million of net proceeds to pay us a non-taxable dividend. We expect to complete the spin-off in fiscal 2005 by distributing our remaining shares in Atlas America to our stockholders. However, we have sole discretion if and when to complete the distribution and to determine its terms, and do not intend to complete the distribution unless we receive a ruling from the Internal Revenue Service and/or an opinion from our tax counsel as to the tax-free nature of the distribution to us and our stockholders for U.S. federal income tax purposes. The Internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, so there is significant uncertainty as to whether we will be able to obtain such a ruling. Because of this uncertainty and the fact that the timing and completion of the distribution is in our sole discretion, we cannot assure you that the distribution will occur. Pending completion of the spin-off, we will continue to consolidate Atlas America's assets, liabilities and operations with ours.

         Following the spin-off, our continuing operations will use the specialized asset management platform we have developed to sponsor and manage public and private investment funds and their assets, focusing on the following:

         o structured finance, principally funds issuing collateralized debt obligations, or CDOs, backed by two principal asset classes;

            - trust preferred securities of banks, bank holding companies and insurance companies; and

            -  asset-backed securities or ABS.

         o leasing small and mid-ticket business-essential equipment to small to mid-size businesses; and

         o real estate, principally investment partnerships focused on the acquisition and management of multi-family apartment complexes.

          We anticipate that our revenues following the spin-off will consist principally of fees paid to us in connection with the formation of our investment funds (including structuring, sales, acquisition and debt placement fees) and on-going management and administration fees for our services in managing our sponsored funds and their assets. We also expect to invest in our sponsored funds, receiving incentive interests as well as a share of distributions based upon the amount of our investment.

STRUCTURED FINANCE

         We have co-sponsored, structured and currently co-manage seven CDO issuers holding approximately $2.4 billion in bank and bank holding company trust preferred securities. We have begun to expand and diversify our operations by developing CDOs consisting of ABS.



-----------------------
(4) We value our managed energy assets as the sum of the PV-10 (5) values, as of September 30, 2004, of the proved reserves owned by us and the investment partnerships and other entities whose assets we manage, plus the book value, as of September 30, 2004, of the total assets of Atlas Pipeline Partners, L.P.
(5) "PV-10 value" means, in accordance with guidelines of the Securities and Exchange Commission, or SEC, the estimated future net cash flow to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. This amount is calculated net of estimated production costs and future development costs, using prices and costs in effect as of a specified date, without escalation and without giving effect to non-property or non-production related expenses such as general administrative expenses, debt service or future income tax expense, or to depreciation, depletion and amortization.

         We own a 50% interest in an entity that manages five collateral pools of trust preferred CDO issuers and a 33.33% interest in another entity that manages one collateral pool of trust preferred CDO issuers. We also own a 50% interest in the general partners of the limited partnerships that own the equity interest of five of the Trapeza CDO issuers (known as the Trapeza Partnerships and Structured Finance Fund). We also have invested as a limited partner in each of these limited partnerships.

         In June 2004, we formed a wholly-owned subsidiary, Ischus Capital Management, LLC, to pursue development of and leverage our expertise in managing CDO issuers. Ischus focuses on selecting, managing and investing in ABS. We expect to form additional CDO issuers in other asset classes.

         We derive revenues from our CDO operations through management and administration fees. We also receive distributions on amounts we invest in the limited partnerships. Management fees vary by CDO issuer, but have ranged from between 0.25% and 0.60% of the collateral securities owned by the CDO issuers. These fees are also shared with our co-sponsors. The fees are payable monthly or semi-annually, as long as we continue as the collateral manager of the CDO issuer. Our interest in distributions from the CDO issuers varies with the amount of our investment in a particular limited partnership and with the terms of our general partnership interest. In four of the partnerships, we have incentive distribution interests. As of September 30, 2004, our investment in limited partnership interests in the limited partnerships that own the equity of the CDO issuers was $8.5 million.

         We acquire collateral securities for our CDO issuers principally in transactions with the issuers of those securities. We fund the initial acquisition of the collateral securities through a warehouse credit facility prior to the closing of a CDO issuer's offering. After the closing, the CDO issuer acquires these collateral securities with the proceeds it receives from the issuance of CDOs.

         As part of the structuring process, we are responsible for the evaluation of securities proposed for inclusion in the collateral pool by originators. We analyze the creditworthiness of identified issuers and their securities through a credit committee made up of individuals with expertise in the asset classes to be acquired by the CDO issuer. Because CDOs must be rated by one or more rating agencies in order for them to be eligible for many of the institutional investors to whom they are marketed, the credit committees apply rating agency standards when evaluating collateral securities for inclusion in a CDO issuer's pool and then provide us with a recommendation on whether to include or exclude the collateral from the pool.

EQUIPMENT LEASING

         We operate our equipment leasing asset management business through our subsidiary, LEAF Financial Corporation. LEAF Financial manages all aspects of the equipment leasing process, from the origination of leases to the end-of-lease asset disposition. After origination, LEAF Financial typically transfers the leases either to investment partnerships sponsored by LEAF or to third-party programs, with LEAF continuing to manage and service the lease assets. Some leases are retained for its own account. LEAF Financial focuses on originating small and mid-ticket equipment leases through strategic marketing alliances and other program relationships with equipment vendors, commercial banks and other financial institutions. The targeted lessees are small and medium-sized companies across a wide array of industries. The primary leasing transaction size is under $2.0 million with an average size between $50,000 and $100,000. The equipment leased includes a wide array of business-essential equipment, including general office, medical practice, energy and climate control, and industrial equipment.

         The following table sets forth certain information related to our lessee's businesses and the concentration of our equipment on our leases under management as of September 30, 2004, as a percentage of our total managed portfolio:

   LESSEE BUSINESS                           EQUIPMENT UNDER LEASE
   ---------------                           ---------------------
   Health Services             25%           Industrial Equipment          14%
   Personal Services            9%           Software                       9%
   Business Services            8%           Computer Systems               8%
   Automotive Dealers           5%           Medical Equipment              8%
   Automotive Repair            5%           Lasers                         5%
   Professional services        4%           Machine Tools                  5%
   Wholesale Trade              3%           Dry Cleaning                   4%
   Other Categories            41%           Other Equipment Types         47%
                              ---                                         ---
                              100%                                        100%
                              ===                                         ===

         We have sponsored two public equipment leasing partnerships, one of which is in the operating stage and the other of which is in the pre-offering stage. The operating investment partnership, Lease Equity Appreciation Fund I, commenced operations in March 2003 and completed its offering period in August 2004, having raised $17.1 million of capital from investors. LEAF Financial manages $47.6 million in leases for LEAF Fund I at September 30, 2004. LEAF Financial received organization expense reimbursements, sales commissions and acquisition fees in connection with the partnership's formation and receives subordinated management fees and a general partner's interest for managing the partnership and its assets. The pre-offering stage investment partnership, Lease Equity Appreciation Fund II, expects its offering period will commence in January 2005. LEAF Financial is the general partner of both investment partnerships.

         At the time we acquired LEAF Financial in 1995, it acted as the general partner of a series of public equipment leasing partnerships. These partnerships began their liquidation periods at various times commencing in December 1995. The last four of these partnerships were liquidated in March 2004.

         In April 2003, LEAF Financial entered into a Purchase, Sale and Contribution Agreement with certain subsidiaries of Merrill Lynch, or ML. In accordance with the these, we may sell and ML will purchase up to $300.0 million of leases originated by us. LEAF earns fees from the sale of equipment leases to ML and for servicing the ongoing portfolio.

         During the years ended September 30, 2004 and 2003, LEAF originated $149.5 million and $49.0 million in leases, respectively. As of September 30, 2004 and 2003, LEAF managed lease portfolios of $164.8 million and $63.0 million, respectively.

REAL ESTATE

         General. Our real estate operations involve:

         o the sponsorship and management of real estate investment partnerships, which is the current focus of our real estate operations; and

         o the management and resolution of a portfolio of real estate loans and property interests that we acquired at various times between 1991 and 1999.

         Real Estate Investment Partnerships. We have sponsored two real estate investment partnerships since 2003 which have raised a total of $25.3 million. These partnerships, SR Real Estate Investors, L.P. and SR Real Estate Investors II, L.P., acquired six multi-family apartment complexes. The aggregate investment in the properties by both programs, including debt financing, was $92.8 million. The combined market value of real estate controlled by both programs is $106.7 million including minority interests owned by third parties. We received acquisition and debt placement fees from the partnerships in their acquisition stage, and receive management fees and distributions on our general partner interests in their operational stage. We manage both the investment partnerships as well as the properties.

         Loan and Property Interest Portfolio. In addition to our real estate investment partnerships, we also have a portfolio of real estate loans and property interests. Between fiscal 1991 and 1999, our real estate operations focused on the purchase of commercial real estate loans at discounts to their outstanding loan balances and the appraised value of their underlying properties. As a consequence of our ownership and management and resolution of some of these loans, we have acquired direct and indirect property interests. Since fiscal 1999, we have focused on managing and resolving our existing portfolio. However, we may sell, purchase or originate portfolio loans or real property investments in the future as part of our management process or as opportunities arise. During fiscal 2004, we reduced the number of loans in our portfolio through the repayment of seven loans and the restructuring of two loans. We have retained interests in the properties underlying the restructured loans. For information concerning the composition and status of our portfolio and real estate loans and property interests, see "- Loan Status - Portfolio Loans," " - Loan Status - Loans Held as FIN 46 Entities' Assets" and "- Investments in Real Estate Owned."

         Loan Status - Portfolio Loans. The following table sets forth information about loans we hold in our portfolio, excluding loans consolidated into our financial statements as a result of the adoption of FIN 46, as of September 30, 2004 (in thousands):

                                           Fiscal                    Appraised
                                            Year      Outstanding    Value of
                 Type of                    Loan         Loan        Property     Cost of
Loan Number      Property   Location      Acquired   Receivable(1)    Loan(2)   Investment(3)
-----------      --------   --------      --------   -------------    -------   -------------
035(09)(10)    Office       Pennsylvania    1997       $  2,915      $  2,900     $  3,512


041            Multifamily  Connecticut     1998         21,265        23,500       14,737

013(09)(13)    Single User/
               Commercial   California      1994          2,454         3,290        1,751

               Single User/
018            Retail       California      1996          3,647         6,990        2,865
                                                       --------      --------     --------
               Single User Total                          6,101        10,280        4,616
                                                       --------      --------     --------

                            Washington,
044 (11)       Office       DC              1998         29,626        21,705        9,848

               Office       Pennsylvania    2003          1,350             -        1,350
                                                       --------      --------     --------
               Other Total                               30,976        21,705       11,198
                                                       --------      --------     --------
                Balance as of September 30, 2004       $ 61,257      $ 58,385     $ 34,063
                                                       ========      ========     ========


                                                                                Net Interest in
                                                                   Carried         Outstanding
                                    Third Party        Net         Cost of            Loan
Loan Number                           Liens(4)    Investment(5)  Investment(6)   Receivables(7)
-----------                           --------    -------------  -------------   --------------
035 (09)(10)                         $      -        $  1,762       $  2,627          $  2,915


041                                    13,351             637          8,218             7,914

013 (09)(13)                            2,273            (497)            67               181

018                                     1,967             896          1,279             1,680
                                     --------        --------       --------          --------
                                        4,240             399          1,346             1,861
                                     --------        --------       --------          --------


044 (11)                                    -           9,848         10,525            29,626
                                            -           1,350          1,350             1,350
                                     --------        --------       --------          --------
                                            -          11,198         11,875            30,976
                                     --------        --------       --------          --------
  Balance as of September 30, 2004   $ 17,591        $ 13,996       $ 24,066          $ 43,666
                                     ========        ========       ========          ========

         Loan status - Loans Held as FIN 46 Entities' Assets. The following table sets forth information about loans consolidated into our financial statements as a result of the adoption of FIN 46 as of September 30, 2004 (in thousands):

                                           Fiscal                    Appraised
                                            Year      Outstanding    Value of
                 Type of                    Loan         Loan        Property     Cost of
Loan Number      Property   Location      Acquired   Receivable(1)    Loan(2)   Investment(3)
-----------      --------   --------      --------   -------------    -------   -------------
005 (8)        Office       Pennsylvania    1993       $ 13,218      $  1,350     $  2,295

029            Office       Pennsylvania    1997         10,681         4,075        3,289

049 (12)       Office       Maryland        1998        117,804        93,000       95,254
                                                       --------      --------     --------
               Office Total                             141,703        98,425      100,838
                                                       --------      --------     --------

               Condo/                     1995 &
015/028        Multifamily  North Carolina  1997          7,644         3,000        2,789

032            Multifamily  New Jersey      1997         15,339        11,000        7,404

050            Multifamily  Illinois        1998         58,920        26,800       20,014
                                                       --------      --------     --------
               Multifamily  Total                        81,903        40,800       30,207
                                                       --------      --------     --------

               Single
007 (9)(14)    User/
               Retail       Minnesota       1993          6,401         2,300        1,490

               Single
               User/
017 (9)        Retail       West Virginia   1996          1,784         1,600          904
                                                       --------      --------     --------
               Single User Total                          8,185         3,900        2,394
                                                       --------      --------     --------

               Hotel/
025            Commercial   Georgia                       9,343        10,173        7,278
                                                       --------      --------     --------
                Balance as of September 30, 2004       $241,134      $153,298     $140,717
                                                       ========      ========     ========

                                                                                Net Interest in
                                                                   Carried         Outstanding
                                    Third Party        Net         Cost of            Loan
Loan Number                           Liens(4)    Investment(5)  Investment(6)   Receivables(7)
-----------                           --------    -------------  -------------   --------------
005 (8)                               $      -       $  2,295       $    900          $ 13,218

029                                          -          3,289          3,199            10,681

049 (12)                                56,616         35,254         35,476            61,188
                                      --------       --------       --------          --------
                                        56,616         40,838         39,575            85,087
                                      --------       --------       --------          --------


015/028                                  2,758           (211)           292             4,886

032                                          -          7,404         11,097            15,339

050                                     14,694          4,664          7,106            44,226
                                      --------       --------       --------          --------
                                        17,452         11,857         18,495            64,451
                                      --------       --------       --------          --------


007 (9)(14)
                                         1,607           (609)           545             4,794


017 (9)                                    899            (95)           618               885
                                      --------       --------       --------          --------
                                         2,506           (704)         1,163             5,679
                                      --------       --------       --------          --------


025                                          -          6,403          7,710             9,343
                                      --------       --------       --------          --------
  Balance as of September 30, 2004    $ 76,574       $ 58,394       $ 66,943          $164,560
                                      ========       ========       ========          ========

         The following table reconciles the carried cost of investment for our FIN 46 loans at September 30, 2004 (in thousands).

Assets held for sale......................................................................    $  102,963

Liabilities associated with assets held for sale..........................................       (65,300)

FIN 46 entities' assets, net..............................................................        30,567

Real estate owned and classified as held for sale, net of related debt....................        (1,287)
                                                                                              ----------
Balance at September 30, 2004 - carried cost of investment................................    $   66,943
                                                                                              ==========

(1) Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest at September 30, 2004.

(2) We generally obtain appraisals on each of the properties underlying our portfolio loans at least once every three years.

(3) Consists of the original cost of our investment, including the amount of any senior lien obligation to which the property remains subject, plus subsequent advances, but excludes the proceeds to us from the sale of senior lien interests or borrower refinancing.

(4)  Represents the amount of the senior lien interests at September 30, 2004.

(5) Represents the unrecovered costs of our investment, calculated as the cash investment made in acquiring the loan plus subsequent advances, less cash received from the sale of a senior lien interest in, or borrower refinancing of, the loan. Negative amounts represent our receipt of proceeds from the sale of senior lien interests or borrower refinancing in excess of our investment.

(6) Represents the book cost of our investment, including subsequent advances, after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of, the loan, but excludes an allowance for possible losses of $989,000. For loans held as FIN 46 entities' assets, the carried cost represents our investment adjusted to reflect the requirements of FIN 46.

(7) Consists of the amounts set forth in the column "Outstanding Loan Receivable" less amounts in the column "Third Party Liens" at September 30, 2004.

(8) The borrower, Granite GEC (Pittsburgh), L.L.C., is a limited liability company. Daniel G. Cohen, the son of Edward E. Cohen, our chairman, and the brother of Jonathan Z. Cohen, our chief executive officer, owns 79% of Odessa Real Estate Management, Inc., the assistant managing member of the borrower.

(9) With respect to loans 7 and 17, Adam Kaufman, the president, chief executive officer of Brandywine Construction and Management, Inc. (which provides us with property management services and in which our chairman holds a minority interest) is the general partner of the borrower and, with respect to loan 29, he is the President of the sole general partner of the borrower. With respect to loan 35, Mr. Kauffman is the sole shareholder of the general partner of the borrower. See Note 5 of our Notes to Consolidated Financial Statements.

(10) The borrower, New 1521 Associates, is a limited partnership formed in 1991. The general partner, New 1521 G.P., Inc., is a corporation of which Mr. Kauffman is the sole shareholder. E. Cohen, and his wife, Betsy Z. Cohen, beneficially own a 49% limited partnership interest in the partnership and Mr. Kauffman owns a 24.75% limited partnership interest.

(11) The borrower, D. Cohen, is the Class B Limited Partner of Evening Star Associates; the loan is guaranteed by The Avenue All Stars Limited Partnership, the Class C Limited Partner of Evening Star Associates.

(12) The borrower, Commerce Place Associates, LLC, is a limited liability company whose manager is a corporation of which Mr. Schaeffer, is the sole shareholder, officer and director. Messrs. E. Cohen, D. Cohen, Schaeffer and Kauffman are equal limited partners of an entity, Brandywine Equity Investors, L.P., that owns approximately 30% of the borrower.

(13) E. Cohen and B. Cohen beneficially own a 40% limited partnership interest in the borrower, Pasadena Industrial Associates. Mr. Kauffman is the general partner of the borrower.

(14) The borrower, St. Cloud Associates, is a limited partnership of which Mr. Kauffman is the sole general partner.

         Management of Loan Portfolio and FIN 46 Entities' Assets. We seek to reduce the amount of our capital invested in portfolio loans, including five investments treated as FIN 46 entities' assets, and to enhance our returns, through borrower refinancing of the properties underlying our loans. At September 30, 2004, senior lien holders on these properties, including FIN 46 assets, held outstanding obligations of $94.2 million. Pursuant to agreements with most borrowers, we generally retain the excess of operating cash flow after required debt service on senior lien obligations as debt service on the outstanding balance of our loans.

         After a refinancing of a senior lien interest, our retained interest will usually be secured by a subordinate lien on the property. In some situations, however, our retained interest may not be formally secured by a mortgage because of conditions imposed by the senior lender. In these situations, we may be protected by a judgment lien, an unrecorded deed-in-lieu of foreclosure, the borrower's covenant not to further encumber the property without our consent, a pledge of the borrower's equity or similar devices. As of September 30, 2004, we have eight retained interests aggregating $53.3 million and constituting 59%, by carried cost of investment, of our loan portfolio and FIN 46 assets that are not secured by a lien on the underlying property. As of September 30, 2004, senior lien interests with an aggregate balance of $6.0 million relating to three portfolio loans obligate us, in the event of a default on a loan, to replace the loan with a performing loan.

         Because the loans in our portfolio typically were not performing in accordance with their original terms when we acquired them, they generally are subject to forbearance agreements that defer foreclosure or other action so long as the borrower meets the terms of the forbearance agreement. These terms are generally designed to give us control over the operations and cash flow of the underlying properties, subject to the rights of senior lien holders. We may permit a borrower to obtain management control of a property's cash flow where we believe that operating problems have been substantially resolved.

         Our forbearance agreements require borrowers to retain a property management firm acceptable to us. As a result, Brandywine Construction & Management, Inc., a property manager affiliated with us, has assumed responsibility for supervisory and, in many cases, day-to-day management of the underlying properties with respect to substantially our entire loan portfolio as of September 30, 2004. In six instances, the president of Brandywine Construction & Management, or an entity affiliated with him, has also acted as the general partner, president or trustee of the borrower.

         The minimum payments required under a forbearance agreement are normally materially less than the debt service payments called for by the original terms of the loan. The difference between the minimum required payments under the forbearance agreement and the payments called for by the original loan terms continues to accrue. However, except for amounts we recognize as accretion of discount, we do not recognize the accrued but unpaid amounts as revenue until actually paid. For a discussion of how we account for accretion of discount, you should read "Real Estate-Accounting for Discounted Loans."

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

         Investments in Real Estate Owned. As part of the process of resolving our loans, we may foreclose on a property underlying a loan or accept a deed-in-lieu of foreclosure. In addition, when we restructure a loan, we may retain an ownership interest in the underlying property or in an entity owning the property. We had two restructurings in fiscal 2004, three in fiscal 2003 and one in fiscal 2002. Moreover, in fiscal 2002 we invested in three limited partnerships which acquired properties adjacent to a property in which we had received a 50% interest in satisfaction of another portfolio loan in June 1999. These adjacent properties were sold in March 2004.

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

         We record our investments in real estate loans at cost, which is discounted from the stated principal amount plus accrued interest and penalties on the loans. We refer to the stated principal, accrued interest and penalties as the face value of the loan. The discount from face value, as adjusted to give effect to refinancing, totaled $19.6 million, $56.0 million and $165.2 million at September 30, 2004, 2003 and 2002, respectively. We review the carrying value of each of our loans quarterly to determine whether it is greater than the sum of the future projected cash flows. Because of our knowledge of the underlying properties, our monitoring of and influence over their respective operating budgets and, for most properties, management of the property by our affiliate, Brandywine Construction & Management, we believe that we can reasonably estimate the amount and timing of our probable collections from the underlying properties. For a discussion of our involvement with the properties underlying our loans, see "Real Estate-Management of Loan Portfolio and FIN 46 Entities' Assets." If we determine that the carrying value is greater, we provide an appropriate allowance through a charge to operations. In establishing our allowance for possible losses, we also consider the historic performance of our loan portfolio, characteristics of the loans and their underlying properties, industry statistics and experience regarding losses in similar loans, payment history on specific loans as well as general economic conditions in the United States, in the borrower's geographic area or in the borrower's or its tenants' specific industries.

         Allowance for Possible Losses. In determining an allowance for possible losses related to our real estate assets, we consider general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans. The value of our real estate assets may also be affected by factors such as the cost of compliance with regulations and liability under applicable environment laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, we continuously monitor collections and payments from our borrowers and maintain an allowance for estimated losses based upon our historical experience and our knowledge of specific borrower collection issues identified. We reduce our investment in real estate assets by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan, venture or asset or general to all loans and assets.

ENERGY

         General. Atlas America is engaged in the sponsorship of drilling investment partnerships and the development, production and transportation of natural gas and, to a lesser extent, oil in the western New York, eastern Ohio and western Pennsylvania region of the Appalachian Basin and in the transportation and sale of natural gas and natural gas liquids, or NGLs, in the south central Oklahoma and north Texas region of the Mid-continent Basin area. As of or during the fiscal year ended September 30, 2004:

         o  proved reserves net to Atlas America's interest grew to 155.8 bcfe
            (1) at September 30, 2004 from 144.4 bcfe at September 30, 2003, and the PV-10 value of these reserves grew to $320.4 million from $191.4 million. During the same period, proved reserves Atlas America manages for its drilling investment partnerships and others grew to
            209.4 bcfe from 187.8 bcfe, and the PV-10 value of these reserves grew to $457.1 million from $273.5 million;

         o as of September 30, 2004, Atlas America had an acreage position of approximately 483,600 gross (433,200 net) acres, of which 249,800 gross (236,000 net) acres were undeveloped as compared to 431,200 gross (379,000 net) acres, of which 205,400 gross (190,500 net) were undeveloped, at September 30, 2003;

         o as of September 30, 2004, Atlas America had, either directly or through its sponsored drilling partnerships, interests in approximately 5,755 gross wells, including royalty and overriding royalty interests in approximately 628 wells, as compared to interests in approximately 5,300 gross wells, including royalty and overriding royalty interests in over 600 wells, at September 30, 2003. Atlas America operates approximately 84% of the wells in which it has interests;

         o wells in which Atlas America had an interest produced, net to its interest, approximately 19,900 mcf(1) of natural gas and 495 barrels, or bbls(1) of oil per day during fiscal 2004, compared to 19,100 mcf of natural gas and 438 bbls of oil per day during fiscal 2003;

         o the number of wells Atlas America drilled, net to both its interest and that of its sponsored drilling investment partnerships, increased to 450 wells in fiscal 2004 from 282 wells in fiscal 2003. Atlas America expects to drill approximately 650 net wells in fiscal 2005; and


---------------------------
(1) "mcfe," "mmcfe" and "bcfe" mean thousand cubic feet equivalent, million cubic feet equivalent and billion cubic feet equivalent, respectively. Natural gas volumes are converted to barrels, or "bbls," of oil equivalent using the ratio of six thousand cubic feet, or "mcf" of natural gas to one bbl of oil and are stated at the official temperature and pressure bases of the area in which the reserves are located.

         o as of September 30, 2004, Atlas America owned and operated, principally through its minority-owned subsidiary, Atlas Pipeline Partners, L.P., approximately 3,700 miles of natural gas gathering systems, as compared to approximately 1,600 miles at September 30, 2003.

         Atlas America funds its drilling activities through the sponsorship of drilling investment partnerships. Although it have been raising capital through drilling investment partnerships since 1968, the amount of the capital raised through these partnerships has increased substantially since 1998. Atlas America raised $111.9 million and $75.1 million in calendar 2004 and 2003, respectively (historically our fund-raising cycle has been on a calendar year basis). Atlas America acts as the general partner of its sponsored drilling investment partnerships and receives both an interest proportionate to the amount of capital and the value of the properties it contributes, typically 25 to 28%, and a carried interest, typically 7%, both of which are subordinated to specified returns to the investor partners for the first five years of distributions. Accordingly, the amount of development activities Atlas America undertakes depends upon its ability to obtain investor subscriptions to the partnerships. During fiscal 2004, 2003 and 2002, Atlas America's drilling investment partnerships invested $125.0 million, $68.6 million and $75.5 million, respectively, in drilling and completing wells, of which it contributed $31.9 million, $15.7 million and $19.7 million, respectively.

         Atlas America generally structures its drilling investment partnerships so that, upon formation of a partnership, Atlas America contributes leaseholds to it, enters into a drilling and well operating agreement with it and becomes its general or managing partner. In addition to providing capital for Atlas America's drilling activities, its drilling investment partnerships are a source of fee-based revenue. Atlas America drills all of the partnership wells under "cost plus" contracts for which it is paid the costs of drilling the wells plus a fee equal to 15% of those costs. Atlas America also acts as well operator and partnership manager, for which it receives monthly operating fees of approximately $275 per well, approximately $187 net of our interest, and monthly administrative fees of approximately $75 per well, approximately $51 net of our interest.

         Atlas America's business strategy for increasing its reserve base includes acquisitions of undeveloped properties or companies with significant amounts of undeveloped property. At September 30, 2004, Atlas America had $48.3 million available under its credit facility which could be employed to finance such acquisitions. However, as a result of agreements with us relating to our proposed spin-off of it, Atlas America is limited in its ability to issue voting securities, non-voting securities or convertible debt and in making acquisitions or entering into mergers or other business combinations that would jeopardize the tax-free status of the distribution until such time as we complete or terminate the spin-off.

         Atlas Pipeline. We conduct our natural gas transportation operations through Atlas Pipeline, whose common units are publicly traded (NYSE: APL). As of September 30, 2004, Atlas Pipeline owned approximately 3,300 miles of intrastate gathering systems located in New York, Ohio, Oklahoma, Pennsylvania and Texas to which approximately 5,200 natural gas wells were connected. Atlas Pipeline's gathering systems had an average daily throughput of 63.5 million cubic feet, or mmcf, 52.7 mmcf and 49.7 mmcf of natural gas in fiscal 2004, 2003 and 2002, respectively. Atlas America also directly owns approximately 400 miles of natural gas gathering systems in Ohio and Pennsylvania, whose throughputs are not material.

         Atlas Pipeline Partners GP, LLC, is an indirect wholly-owned subsidiary of Atlas America and general partner of Atlas Pipeline. On a consolidated basis, it has a 2% general partner interest in Atlas Pipeline. In addition, Atlas Pipeline Partners GP owns 1,641,026 subordinated units of Atlas Pipeline, constituting a 22% limited partner interest in it. Atlas Pipeline Partners GP manages the activities of Atlas Pipeline using Atlas America personnel who act as its officers and employees.

         The subordinated units in Atlas Pipeline are a special class of interest under which Atlas America's right to receive distributions is subordinated to those of the publicly-held common units. The subordination period is scheduled to expire on January 1, 2005 provided certain financial tests specified in the partnership agreement are met. We expect that these tests will be met. Upon expiration of the subordination period, Atlas America's subordinated units will convert to an equal number of common units.

         The incentive distribution rights are as follows:

         o until the common units and subordinated units have received distributions of $.10 per unit in excess of the $0.42 minimum quarterly distribution, distributable cash is allocated, 85% to unit holders (including to Atlas America as a subordinated unit holder) and 15% to Atlas America as a general partner;

         o after that, additional available cash is allocated 75% to unit holders and 25% to Atlas America as a general partner until the common units and subordinated units have received distributions of $0.08 per unit; and

         o after that, available cash is allocated 50% to unit holders and 50% to Atlas America as a general partner.

         Atlas America has agreements with Atlas Pipeline that require it to do the following:

         o pay gathering fees to Atlas Pipeline for natural gas produced by Atlas America and its drilling investment partnerships and gathered by the gathering systems equal to the greater of $0.35 per mcf ($0.40 per mcf in certain instances) or 16% of the gross sales price of the natural gas transported. For the years ended September 30, 2004, 2003 and 2002, these gathering fees averaged $0.88, $0.75 and $0.57 per mcf, respectively. The cost to Atlas America of paying these fees is offset by the transportation fees paid to it by its drilling investment partnerships, reimbursements and distributions to it from Atlas Pipeline and connection costs and other expenses paid by Atlas Pipeline;

         o connect wells owned or controlled by Atlas America that are within specified distances of Atlas Pipeline's gathering systems to those gathering systems; and

         o provide stand-by construction financing to Atlas Pipeline, at its request, for gathering system extensions and additions, to a maximum of $1.5 million per year, until January 2005. Atlas America has not been required to provide any construction financing under this agreement since Atlas Pipeline's inception.

         Atlas America believes that it complies with all the requirements of these agreements.

                  In April 2004 and July 2004, Atlas Pipeline completed public offerings of 750,000 and 2,100,000 common units, respectively. The net proceeds after underwriting discounts, commissions and costs were $25.2 million and $67.5 million, respectively.

         Acquisition of Spectrum Field Services by Atlas Pipeline. In July 2004, Atlas Pipeline acquired Spectrum Field Services for approximately $142.4 million, including transaction costs and taxes due as a result of the transaction. This acquisition significantly increases Atlas Pipeline's size and diversifies the natural gas supply basins in which it operates and the natural gas midstream services it provides to its customers. Spectrum is a natural gas gathering and processing company headquartered in Tulsa, Oklahoma. Spectrum's business includes gathering natural gas from oil and gas wells and processing this raw natural gas into merchantable natural gas, or residue gas, by extracting NGLs and removing impurities. Spectrum's principal assets consist of a gas processing plant in Velma, Oklahoma and approximately 1,100 miles of active and 760 miles of inactive natural gas gathering pipelines in south central Oklahoma and north Texas. Spectrum has approximately 600 active purchase and gathering contracts. Of these, approximately 80% (by volume) are percentage of proceeds, or POP, contracts. Under its POP purchasing arrangements, Spectrum purchases natural gas at the wellhead, processes the natural gas by extracting NGLs and removing impurities and sells the residue gas and NGLs at market-based prices, remitting to producers a contractually determined percentage of the sale proceeds. Unlike "keep whole" contracts, which require the processor to bear the economic risk (called the processing margin risk) such that the aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that the processor paid for the unprocessed natural gas, POP contracts protect the processor against processing margin risk. The remaining 20% of Spectrum's purchase and gathering contracts are fixed fee, under which Spectrum receives a fee for gathering, compressing, treating and processing natural gas. During fiscal 2004, Spectrum processed an average of 55.1 mmcf per day of natural gas and produced an average of 5,917 bbls per day of NGLs. The majority of Spectrum's natural gas supply is from relatively long-lived, mid-continent casinghead gas production.

         Atlas Pipeline financed the Spectrum acquisition, including approximately $4.2 million of transaction costs, as follows:

         o borrowing $100.0 million under the term loan portion of its $135.0 million senior secured term loan and revolving credit facility administered by Wachovia Bank, National Association (for a description of this credit facility, see "-Credit Facilities");

         o using the $20.0 million of net proceeds received from its sale to Atlas America and us of preferred units in Atlas Pipeline Operating Partnership; and

         o using $22.4 million of the net proceeds from its April 2004 common unit offering.

         Atlas Pipeline used a portion of the net proceeds of its July 2004 offering to repay $40.0 million of the borrowings under its credit facility and to repurchase for $20.4 million the preferred units it issued to Atlas America and us.

         Alaska Pipeline Terminated Acquisition. In September 2003, Atlas Pipeline entered into an agreement with SEMCO Energy, Inc. to purchase all of the stock of Alaska Pipeline Company. In order to complete the acquisition, Atlas Pipeline needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004 it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent Atlas Pipeline a notice purporting to terminate the transaction. Atlas Pipeline believes SEMCO caused the delay in closing the transaction and breached its obligations under the acquisition agreement. Atlas Pipeline is currently pursuing its remedies under the acquisition agreement. In connection with the acquisition, subsequent termination and current legal action, Atlas Pipeline incurred $3.0 million of costs, which are shown as terminated acquisition costs and are included in our energy expenses on our statement of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Energy."

         Natural Gas and Oil Properties. For information concerning Atlas America's natural gas and oil properties, including the number of wells in which it has a working interest, as well as reserve and acreage information, see Item 2, "Properties."

         Production. For information concerning Atlas America's natural gas and oil production quantities, average sales prices and average production costs, see Item 2: "Properties."

         Natural Gas Sales - Appalachian Basin. Atlas America has a natural gas supply agreement with FirstEnergy Solutions Corp. for a 10-year term which began on April 1, 1999. Subject to certain exceptions, FirstEnergy Solutions has a last right of refusal to buy all of the natural gas produced and delivered by Atlas America and its affiliates, including its drilling investment partnerships, at certain delivery points with the facilities of:

         o East Ohio Gas Company, National Fuel Gas Distribution, Columbia of Ohio, and Peoples Natural Gas Company, which are local distribution companies; and

         o National Fuel Gas Supply, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company, and Texas Eastern Transmission Company, which are interstate pipelines.

         FirstEnergy Solutions is the marketing affiliate of FirstEnergy Corp. (NYSE: FE), a large regional electric utility based in Akron, Ohio. FirstEnergy Corp. has guaranteed the monetary obligations of FirstEnergy Solutions to a maximum of $15.0 million through March 31, 2005, and thereafter on a monthly basis unless terminated on 30 days notice.

         A portion of Atlas America's drilling investment partnerships' natural gas is subject to the agreement with FirstEnergy Solutions, with the following exceptions:

         o natural gas sold to Warren Consolidated, an industrial end-user and direct delivery customer;

         o natural gas that at the time of the agreement was already dedicated for the life of the well to another buyer;

         o natural gas that is produced by a company which was not an affiliate of ours at the time of the agreement;

         o natural gas sold through interconnects established subsequent to the agreement;

         o natural gas that is delivered to interstate pipelines or local distribution companies other than those described above; and

         o natural gas that is produced from well(s) operated by a third-party or subject to an agreement under which a third-party was to arrange for the gathering and sale of the natural gas.

         Based on the most recent monthly production data available as of November 30, 2004, Atlas America anticipates that it and its affiliates, including its drilling investment partnerships, will sell approximately 50% of their natural gas production under the FirstEnergy Solutions agreement. The agreement also permits Atlas America to implement gas price hedges through FirstEnergy Solutions, as described below under "--Natural Gas Hedging - Appalachian Basin."

         The agreement established an indexed price formula for each of the delivery points during an initial period of one or two years, and requires the parties to negotiate a new pricing arrangement at each delivery point for subsequent periods. If, at the end of any applicable period, the parties cannot agree to a new price for any delivery point, then Atlas America may solicit offers from third-parties to buy the natural gas for that delivery point. If FirstEnergy Solutions does not match this price, then Atlas America may sell the natural gas to the third-party. This process is repeated at the end of each contract period which is usually one year. Atlas America markets the remainder of its natural gas, which is principally located in the Fayette County, PA area, primarily to Colonial Energy, Inc. and UGI Energy Services and possibly others.

         The pricing arrangements with FirstEnergy Solutions and the other third parties are tied to the New York Mercantile Exchange, or NYMEX, monthly futures contract price, which is reported daily in The Wall Street Journal. The total price received for gas is a combination of the monthly NYMEX futures price plus a negotiated fixed premium.

         The agreement with FirstEnergy Solutions may be suspended for force majeure, which means generally such things as an act of nature, fire, storm, flood, and explosion, but also includes the permanent closing of the factories of Carbide Graphite or Duferco Farrell Corporation during the term of FirstEnergy Solutions' agreements to sell natural gas to them. If these factories were closed, however, Atlas America believes that FirstEnergy Solutions would be able to find alternative purchasers and would not invoke the force majeure clause.

         Atlas America expects that natural gas produced from its wells, other than described above, will be primarily tied to the spot market price and supplied to:

         o  gas marketers;

         o  local distribution companies;

         o  industrial or other end-users; and/or

         o  companies generating electricity.

         Crude Oil Sales - Appalachian Basin. Crude oil produced from Atlas America's wells flows directly into storage tanks where it is picked up by the oil company, a common carrier, or pipeline companies acting for the oil company which is purchasing the crude oil. Unlike natural gas, crude oil does not present any transportation problem. Atlas America anticipates selling any oil produced by its wells to regional oil refining companies at the prevailing spot market price for Appalachian crude oil in spot sales.

         Natural Gas and NGL Purchases and Sales - Spectrum. Chevron Texaco is Spectrum's largest supplier of natural gas under a contract that has a life-of-lease or 10-year term expiring in 2010 with a year-to-year renewal provision. The 236 wells under Chevron Texaco's contract supply approximately 10 mmcf per day to the Spectrum system. Spectrum retains a weighted average of 47% of the NGL revenues and a weighted average of 10% of the residue gas revenues from sales of this gas. Spectrum's remaining natural gas contracts have varying terms: the latest expiration date is 2008, with a few scheduled to terminate in 2005. The term of others has expired, but the producers continue to sell the natural gas under the year-to-year renewal provisions.

         In February 2004, Spectrum entered into a contract with Zinke & Trumbo to gather and process natural gas from a new development northwest of Duncan, Oklahoma. In March 2004, Spectrum completed a 29-mile, large-diameter high-pressure trunkline to connect this new gas supply. The Duncan line is currently delivering nine mmcf of natural gas per day.

         Spectrum sells its NGL production to Koch Hydrocarbons at the Velma gas plant under an agreement that is renewed monthly. Spectrum has the right to elect (on a monthly basis) whether the NGLs are sold into the Mont Belvieu or Conway markets. NGLs are priced at the average monthly Oil Price Information Service price for the selected market. In addition, this agreement provides for a fee which is based upon the Houston Ship Channel spot-gas price and fluctuates monthly between $0.0125 and $0.015 per gallon for deliveries to Mont Belvieu.

         Spectrum has a transportation and fractionation contract, also with Koch Hydrocarbons, which expires January 2006. Condensate is collected at both at the Velma gas plant and in the Velma gathering system and sold for Spectrum's account to SemGroup, L.P. under an agreement with a primary term which expired on November 30, 2004. The agreement continues on a month-to-month basis.

         Spectrum sells natural gas to purchasers at the tailgate of the Velma gas plant. During the year ended December 31, 2003, ONEOK Energy Marketing and Trading accounted for 85% of Spectrum's residue natural gas sales and Tenaska Marketing Ventures accounted for 15% of such sales. Spectrum currently sells the majority of its residue natural gas at the average of ONEOK Gas Transmission and Southern Star Central first-of-month indices as published in Inside FERC, with the remainder being sold on a NYMEX basis, less a fixed basis differential.

         Dismantlement, Restoration, Reclamation and Abandonment Costs. When Atlas America determines that a well is no longer capable of producing natural gas or oil in economic quantities, it must dismantle the well and restore and reclaim the surrounding area before it can abandon the well. Atlas America contracts these operations to independent service providers to whom it pays a fee. The contractor will also salvage the equipment on the well, which Atlas America then sells in the used equipment market. Under its drilling agreements, Atlas America is allocated abandonment costs in proportion to its partnership interest (generally between 27% and 35%) and is allocated between 65% and 100% of the salvage proceeds. As a consequence, Atlas America generally receives revenues from salvaged equipment at least equal to, and typically exceeding, its share of the related costs. See Note 2 of the Notes to Consolidated Financial Statements, "- Asset Retirement Obligations."

         Natural Gas Hedging - Appalachian Basin. Pricing for natural gas and oil production has been volatile and unpredictable for many years. To limit exposure to changing natural gas prices, from time to time Atlas America used hedges for its Appalachian Basin natural gas production. Through its hedges, Atlas America seeks to provide a measure of stability in the volatile environment of natural gas prices. These hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, Atlas America has a committee to assure that all financial trading is done in compliance with its hedging policies and procedures. Atlas America does not intend to contract for positions that it cannot offset with actual production. FirstEnergy Solutions and other third-party marketers to which Atlas America sells gas, such as Colonial Energy, Inc. and UGI Energy Services, also use NYMEX-based financial instruments to hedge their pricing exposure and make price hedging opportunities available to Atlas America.

         Forward Sales. Atlas America also enters into forward sales transactions which are not deemed hedges for accounting purposes because they require firm delivery of natural gas. Thus, Atlas America limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by FirstEnergy Solutions, Colonial Energy, Inc., UGI Energy Services, and any other third-party marketers for certain volumes of natural gas sold under these sales agreements may be significantly different from the underlying monthly spot market value.

         The portion of natural gas that Atlas America engages in forward sales and the manner in which it is sold (e.g., fixed pricing, floor and/or floor price with a cap, which we refer to as a costless collar) changes from time to time. As of September 30, 2004, Atlas America's overall forward sales position for the future months ending March 2006 for its natural gas production was approximately as follows:

         o  48% was sold with a fixed price;

         o  1% was sold with a floor price and/or costless collar price; and

         o  51% was sold subject to market-based pricing.

         Atlas America implemented approximately 69% of these forward sales through FirstEnergy Solutions. For information concerning Atlas America's natural gas hedging, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk--Commodity Price Risk," and Note 14 of the Notes to Consolidated Financial Statements.

         Natural Gas and NGL Hedging - Spectrum. Spectrum also uses hedges to limit its exposure to changing natural gas and NGL prices. These hedges include floating-for-fixed swaps and collars. In a floating-for-fixed swap, Spectrum sells future production to the counterparty at a fixed price and agrees to purchase production from the counterparty at a price that will be established on the date of hedge settlement by reference to a specified index price. In a collar, Spectrum purchases a put option for specified production quantities while simultaneously selling a call option on the same amount of production. These hedges cover periods of up to two years from the date of the hedge. To insure that these financial instruments will be used solely for hedging price risks and not for speculative purposes, Spectrum has established a hedging committee to review its hedges for compliance with its hedging policies and procedures. In addition, Spectrum does not enter into a hedge where it cannot offset the hedge with physical residue natural gas or NGL sales.

         The portion of residue natural gas and NGLs that Spectrum hedges and the manner in which it is hedged changes from time to time. As of September 30, 2004, Spectrum's hedging position for future months through December 31, 2006 for its residue and NGL production was approximately as follows:

         o  36% was hedged under floating-for-fixed swaps;

         o  8% was hedged with collars; and

         o  56% was not hedged and was subject to market-based pricing.

         Spectrum recognizes gains and losses from the settlement of its hedges in revenue when it sells the associated physical residue natural gas or NGLs. Any gain or loss realized as a result of hedging is substantially offset in the market when Spectrum sells the physical residue natural gas or NGLs. All of Spectrum's hedges are characterized as cash flow hedges as defined in Statement of Financial Accounting Standards No. 133. Spectrum determines gains or losses on open and closed hedging transactions as the difference between the hedge price and the physical price. This mark-to-market uses daily closing NYMEX prices when applicable and an internally generated algorithm for hedged commodities that are not traded on a market.

         Availability of Oil Field Services. Atlas America contracts for drilling rigs and purchases goods and services necessary for the drilling and completion of wells from a number of drillers and suppliers, none of which supplies a significant portion of its annual needs. During fiscal 2004, Atlas America faced no shortage of these goods and services. We cannot predict the duration of the current supply and demand situation for drilling rigs and other goods and services with any certainty due to numerous factors affecting the energy industry and the demand for natural gas and oil.

         Major Customers. During fiscal 2004, 2003 and 2002, gas sales to FirstEnergy Solutions accounted for 11%, 18% and 16%, respectively, of our energy revenues. Because Spectrum has historically sold its natural gas to two principal customers, we expect that in fiscal 2005 they may account for over 10% of our energy revenues.

         Competition. The energy industry is intensely competitive in all of its aspects. Competition arises not only from numerous domestic and foreign sources of natural gas and oil but also from other industries that supply alternative sources of energy. Product availability and price are the principal means of competition in selling oil and natural gas. Competition also is intense for the acquisition of leases considered favorable for the development of natural gas and oil in commercial quantities. Moreover, Atlas America may encounter competition in obtaining drilling services from third party providers. Any competition it encounters could delay it in drilling wells for its investment partnerships. Many of Atlas America's competitors possess greater financial and other resources than it does which may enable them to identify and acquire desirable properties and market their natural gas and oil production more effectively than Atlas America does. While it is impossible for us to accurately determine Atlas America's comparative industry position, we do not consider its operations to be a significant factor in the industry. Moreover, Atlas America also competes with a number of other companies that offer interests in drilling investment partnerships. As a result, competition for investment capital to fund drilling investment partnerships is intense.

         Atlas Pipeline's Appalachian Basin operations do not encounter direct competition in their service areas since Atlas America controls the majority of the drillable acreage in each area. However, because its Appalachian Basin operations principally serve wells drilled by Atlas America, Atlas Pipeline is affected by competitive factors affecting Atlas America's ability to obtain properties and drill wells, which affects Atlas Pipeline's ability to expand their gathering systems and to maintain or increase the volume of natural gas they transport and, thus, their transportation revenues. Atlas America may also encounter competition in obtaining drilling services from third-party providers. Any competition Atlas America encounters could delay Atlas America in drilling wells for its sponsored partnerships, and thus delay the connection of wells to Atlas Pipeline's gathering systems.

         Atlas Pipeline's omnibus agreement with Atlas America generally requires Atlas America to connect wells it operates to Atlas Pipeline's system. Atlas Pipeline does not expect any direct competition in connecting wells drilled and operated by Atlas America in the future. In addition, Atlas Pipeline occasionally connects wells operated by third parties.

         In its southern Oklahoma and north Texas service area, Spectrum competes for the acquisition of well connections with several other gathering/servicing operations. These operations include plants operated by Duke Energy Field Services, ONEOK Field Services and Enogex. Spectrum believes that the principal factors upon which competition for new well connections is based are:

         o the price received by an operator for its production after deduction of allocable charges, principally the use of the natural gas to operate compressors; and

         o  responsiveness to a well operator's needs.

         If Spectrum cannot compete successfully, it may be unable to obtain new well connections and, possibly, could lose wells already connected to its system.

         Markets. The availability of a ready market for natural gas and oil, and the price obtained, depends upon numerous factors beyond Atlas America's control, as described in "- Risk Factors - Risks Relating to Our Energy Business." During fiscal 2004, 2003 and 2002, neither Atlas America nor Spectrum experienced any problems in selling its natural gas and oil, although prices have varied significantly during and after those periods.

         Regulation of Production. The production of natural gas and oil is subject to a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All of the states in which Atlas America owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, drilling operations, well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of natural gas and oil that Atlas America can produce from its wells and to limit the number of wells or the locations at which it can drill, although it can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.

         The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

         Regulation of Transportation and Sale of Natural Gas. Natural gas pipelines generally are subject to regulation by the Federal Energy Regulatory Commission, or FERC, under the Natural Gas Act of 1938. However, because Atlas Pipeline performs primarily a gathering function as opposed to the transportation of natural gas in interstate commerce, we believe that it is not subject to regulation under the Natural Gas Act. However, Atlas Pipeline delivers a significant portion of the natural gas it transports to interstate pipelines subject to FERC regulation. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act. The Decontrol Act removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

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

         In 2000, the FERC issued Order No. 637 and subsequent orders, which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 revised the FERC's pricing policy by waiving price ceilings for short-term released capacity for a two-year experimental period, and effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting. Most pipelines' tariff filings to implement the requirements of Order No. 637 have been accepted by the FERC and placed into effect. While most major aspects of Order No. 637 have been upheld on judicial review, certain issues such as capacity segmentation and right of first refusal were remanded to the FERC for further action. The FERC recently issued an order affirming Order No. 637. We cannot predict what action the FERC will take on these matters in the future, or whether the affected parties will seek, or the FERC's actions will survive further judicial review.

         Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as regulation by a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that Atlas Pipeline will not be affected in any way that materially differs from the effects on its competitors.

         Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil, and pipelines, can be liable for fines, penalties and clean-up costs for pollution caused by the wells or the pipelines. Moreover, the owners' or operators' liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. Natural gas pipelines are also subject to safety regulation under the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Act of 1992 which, among other things, dictate the type of pipeline, quality of pipeline, depth, and methods of welding and other construction-related standards. State public utility regulators have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

         We do not anticipate that Atlas America or Atlas Pipeline will be required in the near future to expend amounts that are material in relation to our respective revenues by reason of environmental laws and regulations, but since these laws and regulations change frequently, we cannot predict the ultimate cost of compliance.

CREDIT FACILITIES

         Atlas America has a $75.0 million credit facility administered by Wachovia Bank, National Association. The revolving credit facility is guaranteed by Atlas America's subsidiaries and us as long as we continue to own more than 80% of Atlas America. Up to $10.0 million of the borrowings under the facility may be in the form of a standby letters of credit. Borrowings under the facility are secured by the assets of Atlas America and its subsidiaries, including the stock of Atlas America's subsidiaries. At September 30, 2004, $25.0 million was outstanding under this facility.

         Loans under the facility bear interest at one of the following two rates, at Atlas America's election:

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

         At September 30, 2004, borrowings under the Wachovia credit facility bore interest at rates ranging from 3.59% to 5.0%, with an average rate of 4.1%.

         The Wachovia credit facility requires Atlas America to maintain specified net worth and specified ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization, or EBITDA, and requires us to maintain a specified interest coverage ratio as long as we continue to own more than 80% of Atlas America. In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by Atlas America to 50% of its cumulative net income from January 1, 2004 to the date of determination plus $5.0 million and prohibits Atlas America from declaring or paying a dividend during an event of default under the facility or if the dividend would cause an event of default. As of September 30, 2004, Atlas America would be permitted to pay dividends of $13.1 million under these restrictions. The facility terminates in March 2007, when all outstanding borrowings must be repaid.

         Concurrently with the completion of the Spectrum acquisition in July 2004, Atlas Pipeline entered into a new $135.0 million senior secured term loan and revolving credit facility administered by Wachovia Bank that replaced its existing $20.0 million facility. The facility originally included a $35.0 million four year revolving line of credit which could be increased by an additional $40.0 million under certain circumstances and a $100.0 million five year term loan. Upon the completion of its July 2004 public offering, Atlas Pipeline repaid $40.0 million of the $100.0 million term loan it had borrowed in order to complete the acquisition of Spectrum. In August 2004, the revolving credit lenders under the revolving credit portion of the facility agreed to increase the amount available under the revolving credit portion to $75.0 million. Up to $5.0 million of the facility may be used for standby letters of credit. Borrowings under the facility will be secured by a lien on and security interest in all of Atlas Pipeline's property and that of its subsidiaries and by the guaranty of each of its subsidiaries. The credit facility bears interest at one of two rates, elected at Atlas Pipeline's option:

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

         The base rate for any day equals the higher of the federal funds rate plus 1/2 of 1% or the Wachovia Bank prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirement for euro currency funding. The applicable margin for the revolving line of credit is as follows:

         o where its leverage ratio, that is, the ratio of Atlas Pipeline's debt to earnings before income, taxes, depreciation and amortization, or EBITDA, is less than or equal to 2.5, the applicable margin is 1.00% for base rate loans and 2.00% for LIBOR loans;

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

         The credit facility requires Atlas Pipeline to maintain a ratio of funded debt to EBITDA of not more than 4.25 to 1.0, reducing to 4.0 to 1.0 on December 31, 2004 and 3.5 to 1.0 on June 30, 2005 and an interest coverage ratio of not less than 3.0 to 1.0. In addition, Atlas Pipeline will be required to prepay the term loan with the net proceeds of any asset sales or issuances of debt. With respect to any issuances of equity, it will be required to repay the term loan from the proceeds of such issuances to the extent its ratio of funded debt to EBITDA exceeds 3.5 to 1.0. Atlas Pipeline is required to pay down $750,000 in principal on the outstanding balance of the term loan quarterly. Any prepayments of principal with proceeds from asset or equity sales will be credited pro rata against this repayment obligation.

         The credit agreement contains covenants customary for loans of this size, including restrictions on incurring additional debt and making material acquisitions, and a prohibition on paying distributions to Atlas Pipeline's unitholders if an event of default occurs. The events which constitute an event of default are also customary for loans of this size, including payment defaults, breaches of Atlas Pipeline's representations or covenants contained in the credit agreement, adverse judgments against it in excess of a specified amount, and a change of control of its general partner.

         Through our real estate subsidiaries, we have an $18.0 million line of credit with Sovereign Bank. The facility bears interest at the prime rate reported in The Wall Street Journal and expires in July 2005. Advances under this facility must be used to acquire real property, loans on real property or to reduce indebtedness on property loans. The facility is secured by the interest of our subsidiaries in assets they acquire using advances under the line of credit. Credit availability is based on the value of the assets pledged as security and was $18.0 million as of September 30, 2004, none of which had been drawn at that date. The facility imposes limitations on the incurrence of future indebtedness by our subsidiaries whose assets were pledged, and on sales, transfers or leases of their assets, and requires the subsidiaries to maintain both a specified level of equity and a specified debt service coverage ratio.

         LEAF Financial entered into revolving credit facilities with National City Bank and Commerce Bank that have an aggregate borrowing limit of $35.0 million. Each facility bears interest at LIBOR plus 300 basis points at the time of borrowing. Borrowings under the facilities are secured by an assignment of the leases being financed and the underlying equipment being leased. Repayment of both facilities has been guaranteed by us. The facility with National City Bank expires on April 30, 2005. At September 30, 2004, $8.5 million was outstanding on this facility at interest rates ranging from 4.1% to 4.8% with an average rate of 4.3% during fiscal 2004. The facility with Commerce Bank expires on November 30, 2005. At September 30, 2004, $9.6 million was outstanding on this facility at interest rates ranging from 4.1% to 4.7% with an average interest rate of 4.4% during fiscal 2004.

EMPLOYEES

         As of September 30, 2004, we employed 332 persons: 227 in energy, 64 in equipment leasing, 14 in real estate, eight in structured finance and 19 corporate employees.

RISK FACTORS

General

         Interest rate increases will increase our interest costs. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk." This could have material adverse effects on us, including reduction of net income for our structured finance, equipment leasing, real estate and energy operations.

         Our business strategy in structured finance, equipment leasing and real estate and Atlas America's strategy in energy, depends upon our ability to obtain capital through the sponsorship of investment funds which, in turn, depends upon a number of factors discussed in this section and elsewhere in this report. If we are unable to raise capital through these funds, our ability to increase our managed assets and revenues will be limited and our profitability may decline.

         Subsidiaries of ours currently serve as general partners of two public equipment leasing partnerships, including one in the pre-offering stage, three private real estate investment partnerships, including one in the offering stage, seven private investment partnerships that have invested and will invest in CDO issuers, one of which is in the offering stage, 87 drilling investment partnerships and Atlas Pipeline. We intend to develop further investment partnerships for which our subsidiaries will act as general partner. As a general partner, each subsidiary is contingently liable for the obligations of these partnerships to the extent that their obligations cannot be repaid from partnership assets or insurance proceeds.

Risks Relating to Our Structured Finance, Equipment Leasing and Real Estate Operations

         We account for our investment in the Trapeza CDO programs, described in "Business-Structured Finance," under the equity method of accounting. Accordingly, we recognize our percentage share of any income or loss of these entities. Because the Trapeza entities are investment companies for accounting purposes, such income or loss includes a "mark-to-market" adjustment to reflect the net changes in value, including unrealized appreciation or depreciation, in investments and swap agreements. Such value will be impacted by changes in the underlying quality of the Trapeza entities' investments, and by changes in interest rates. To the extent that the Trapeza entities' investments are securities with a fixed rate of interest, increases in interest rates will likely cause the value of the investments to fall and decreases in interest rates will likely cause the value of the investments to rise. The Trapeza entities' various interest rate hedges and swap agreements will also change in value with changes in interest rates. In addition, as the equity interests that we hold in the Trapeza CDO issuers are terminated, we obtain a return of capital only after all payments are made on the CDOs. If there are defaults on the collateral securities held by the Trapeza CDO issuers, our distributions and return of capital upon liquidation may be reduced or eliminated. Accordingly, our income or loss from our Trapeza investments, and from future similar CDO issuer investments, may be volatile.

         The primary or sole source of recovery for our real estate loans and property interests is typically the underlying real property. Accordingly, the value of our loans and property interests depends upon the value of that real property. Many of the properties underlying our portfolio loans, while income producing, do not generate sufficient revenues to pay the full amount of debt service required under the original loan terms or have other problems. There may be a higher risk of default with these loans as compared to conventional loans. Loan defaults will reduce our current return on investment and may require us to become involved in expensive and time-consuming bankruptcy, reorganization or foreclosure proceedings.

         Our loans, including those treated in our consolidated financial statements as FIN 46 assets and liabilities, typically provide payment structures other than equal periodic payments that retire a loan over its specified term, including structures that defer payment of some portion of accruing interest, or defer repayment of principal, until loan maturity. Where a borrower must pay a loan balance in a large lump sum payment, its ability to satisfy this obligation may depend upon its ability to obtain suitable refinancing or otherwise to raise a substantial cash amount, which we do not control. In addition, lenders can lose their lien priority in many jurisdictions, including those in which our existing loans are located, to persons who supply labor or materials to a property. For these and other reasons, the total amount which we may recover from one of our loans may be less than the total amount of the carrying value of the loan or our cost of acquisition.

         Declines in real property values generally and/or in those specific markets where the properties underlying our portfolio loans are located could affect the value of and default rates under those loans. Properties underlying our loans may be affected by general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors beyond our control. The value of real estate properties may also be affected by factors such as the cost of compliance with, and liability under environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Operating and other expenses of properties, particularly significant expenses such as real estate taxes, insurance and maintenance costs, generally do not decrease when revenues decrease and, even if revenues increase, operating and other expenses may increase faster than revenues.

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

         At September 30, 2004, our allowance for possible losses was $989,000, which represents 2.1% of the book value of our investments in real estate loans and property interest. We cannot assure you that this allowance will prove to be sufficient to cover future losses, or that future provisions for losses will not be materially greater than those we have recorded to date. Losses that exceed our allowance for losses, or cause an increase in our provision for losses, could materially reduce our earnings.

         The loans in our portfolio, including those treated in our consolidated financial statements as FIN 46 assets and liabilities, typically do not conform to standard loan underwriting criteria. Many of our loans are subordinate loans. As a result, our loans are relatively illiquid investments. We may be unable to vary our portfolio in response to changing economic, financial and investment conditions.

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

         Our income from our loans includes accretion of discount, which is a non-cash item. For a discussion of accretion of discount, see "Business - Real Estate- Accounting for Discounted Loans." For the years ended September 30, 2004, 2003 and 2002, accretion of discount, net of collection of interest, was $1.9 million, $2.0 million and $3.2 million, respectively. We accrete income on a loan to a maximum amount equal to the difference between our cost basis in the loan and the present value of the estimated cash flows from the property underlying the loan. If the actual cash flows from the property are less than our estimates, or if we reduce our estimates of cash flows, our earnings may be adversely affected. Moreover, if we sell a loan, or foreclose upon and sell the underlying property, and the amount we receive is less than the amount of our carrying cost, we will recognize an immediate charge to our allowance for losses or, if that amount is insufficient to absorb the shortfall and provide for possible losses on remaining real estate investments, our statement of operations.

         In addition, the property owners have obtained senior lien financing with respect to eight loans, including three treated as FIN 46 entities' assets. The senior loans are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These exceptions relate principally to the following:

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

         Before fiscal 2000, we entered into a series of standby commitments with some participants in our loans which obligate us to repurchase their participations or substitute a performing loan if the borrower defaults. At September 30, 2004, the participations as to which we had standby commitments had aggregate outstanding balances of $6.0 million. At September 30, 2004, we also were contingently liable under guarantees of $730,000 in mortgage loan receivables connected with a discontinued operation and contingently liable under guarantees of $4.0 million in standby letters of credit issued in connection with Atlas America's, Atlas Pipeline's and our lease of office space in New York City.

Risks Relating to Our Energy Business

         Until we spin-off Atlas America, our future financial condition and results of operations, and the value of our natural gas and oil properties, will depend to a significant extent upon the market prices Atlas America receives for its natural gas and oil. Natural gas and oil prices historically have been volatile and will likely continue to be volatile in the future. Prices Atlas America has received during its past three fiscal years for its natural gas have ranged from a high of $6.16 per mcf in the quarter ended June 30, 2004 to a low of $3.39 per mcf in the quarter ended December 31, 2001. Prices for natural gas and oil are dictated by supply and demand. The factors affecting supply include:

         o  the availability of pipeline capacity;

         o  domestic and foreign governmental regulations and taxes;

         o political instability or armed conflict in oil producing regions or other market uncertainties; and

         o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil prices and production controls.

         The factors affecting demand include:

         o  weather conditions;

         o  the price and availability of alternative fuels;

         o  the price and level of foreign imports; and

         o  the overall economic environment.

         These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Price fluctuations can materially adversely affect Atlas America because:

         o price decreases will reduce the amount of cash flow available to it for drilling and production operations and for its capital contributions to its drilling investment partnerships;

         o price decreases may make it more difficult to obtain financing for Atlas America's drilling and development operations through sponsored drilling investment partnerships, borrowing or otherwise;

         o price decreases may make some reserves uneconomic to produce, reducing Atlas America's reserves and cash flow; and

         o price decreases may cause the lenders under Atlas America's credit facility to reduce its borrowing base because of lower revenues or reserve values, reducing its liquidity and, possibly, requiring mandatory loan repayment.

         Further, oil and gas prices do not necessarily move in tandem. Because approximately 92% of Atlas America's proved reserves are currently natural gas reserves, it is more susceptible to movements in natural gas prices.

         The amount of recoverable natural gas and oil reserves may vary significantly from well to well. While the average estimated ultimate recovery from Atlas America's wells is 150 mmcfe per well, recoverable natural gas from individual wells ranges up to 1.556 bcfe. Atlas America may drill wells that, while profitable on an operating basis, do not produce sufficient net revenues to return a profit after drilling, operating and other costs are taken into account. The geologic data and technologies available do not allow Atlas America to know conclusively before drilling a well that natural gas or oil is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain. For example, Atlas America has in recent years experienced increases in the cost of tubular steel as a result of rising steel prices which will increase well costs. Further, Atlas America's drilling operations may be curtailed, delayed or cancelled as a result of many factors, including:

         o  title problems;

         o  environmental or other regulatory concerns;

         o costs of, or shortages or delays in the availability of, oil field services and equipment;

         o  unexpected drilling conditions;

         o  unexpected geological conditions;

         o  adverse weather conditions; and

         o  equipment failures or accidents.

         Any one or more of the factors discussed above could reduce or delay Atlas America's receipt of drilling and production revenues, thereby reducing its earnings and could reduce revenues in one or more of its drilling investment partnerships, which may make it more difficult for it to finance its drilling operations through sponsorship of future partnerships.

         As part of Atlas America's business strategy, Atlas America continually seeks acquisitions of gas and oil properties and companies. It completed two property acquisitions in fiscal 2001, one from Kingston Oil Corporation and one from American Refining and Exploration Company, and has acquired two oil and gas companies, Viking Resources in fiscal 1999 and The Atlas Group in fiscal 1998, that owned substantial natural gas and oil properties. The successful acquisition of natural gas and oil properties requires assessment of many factors, which are inherently inexact and may be inaccurate, including the following:

         o  future oil and natural gas prices;

         o  the amount of recoverable reserves;

         o  future operating costs;

         o  future development costs,

         o  costs and timing of plugging and abandoning wells; and

         o  potential environmental and other liabilities.

         Atlas America's assessment will not necessarily reveal all existing or potential problems, nor will it permit it to become familiar enough with the properties to assess fully their capabilities and deficiencies. With respect to properties on which there is current production, Atlas America may not inspect every well, platform or pipeline in the course of our due diligence. Inspections may not reveal structural and environmental problems such as pipeline corrosion or groundwater contamination. Atlas America may not be able to obtain or recover on contractual indemnities from the seller for liabilities that the seller created. Atlas America may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with its expectations.

         Atlas America bases its estimates of proved natural gas and oil reserves and future net revenues from those reserves upon analyses that rely upon various assumptions, including those required by the Securities and Exchange Commission, as to natural gas and oil prices, taxes, development expenses, capital expenses, operating expenses and availability of funds. Any significant variance in these assumptions, and, with respect to Atlas America's, assumptions concerning natural gas prices, could materially affect the estimated quantity of its reserves. As a result, Atlas America's estimates of its proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, taxes, development expenses, operating expenses, availability of funds and quantities of recoverable natural gas and oil reserves may vary substantially from its estimates or estimates contained in the reserve reports referred to elsewhere in this report. Atlas America's properties also may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, its proved reserves may be revised downward or upward based upon production history, results of future exploration and development, prevailing natural gas and oil prices, governmental regulation and other factors, many of which are beyond its control.

         At September 30, 2004, approximately 30% of Atlas America's estimated proved reserves were undeveloped. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling operations. The reserve data assumes that Atlas America will obtain the necessary capital and conduct these operations successfully which, for the reasons discussed elsewhere in this section, may not occur.

         Atlas America's proved reserves will decline as reserves are produced unless it acquires or leases additional properties containing proved reserves, successfully develops new or existing properties or identifies additional formations with primary or secondary reserve opportunities on its properties. If it is not successful in expanding its reserve base, its future natural gas and oil production and drilling activities, the primary source of its energy revenues, will decrease. Atlas America's ability to find and acquire additional reserves depends on its generating sufficient cash flow from operations and other sources of capital, principally sponsored drilling investment partnerships, all of which are subject to the risks discussed elsewhere in this subsection.

         The growth of Atlas America's energy operations has resulted from both its acquisition of energy companies and assets and from its ability to obtain capital funds through its sponsored drilling investment partnerships. If Atlas America is unable to identify acquisitions on acceptable terms, or cannot obtain sufficient capital funds through sponsored drilling investment partnerships, it may be unable to increase or maintain its inventory of properties and reserve base, or be forced to curtail drilling, production or other activities. This would result in a decline in its revenues. Agreements between us and Atlas America included to preserve the tax-free nature of the proposed spin-off of Atlas America impose material limitations on its ability to complete acquisitions until after the spin-off, as described in "-Energy-General."

         Under current federal tax laws, there are tax benefits to investing in drilling investment partnerships such as those Atlas America sponsors, including deductions for intangible drilling costs and depletion deductions. Changes to federal tax laws that reduce or eliminate these benefits may make investment in Atlas America's drilling investment partnerships less attractive and, thus, reduce its ability to obtain funding from this significant source of capital funds. Atlas America may be affected by the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduced the maximum federal income tax rate on long-term capital gains and qualifying dividends to 15% through 2008. These changes may make investment in its drilling investment partnerships relatively less attractive than investments in assets likely to yield capital gains or qualifying dividends.

         Atlas America operates in a highly competitive environment for acquiring properties and other natural gas and oil companies and attracting capital through drilling investment partnerships. Atlas America also competes with the exploration and production divisions of public utility companies for natural gas and oil property acquisitions. Atlas America's competitors may be able to pay more for natural gas and oil properties and to evaluate, bid for and purchase a greater number of properties than Atlas America's financial or personnel resources permit. Moreover, Atlas America's competitors for investment capital may have better track records in their programs, lower costs or better connections in the securities industry segment that markets oil and gas investment programs than it does. Atlas America may not be able to compete successfully in the future in acquiring prospective reserves and raising additional capital.

         Atlas America pays transportation fees, which are based on natural gas sales prices, to Atlas Pipeline for natural gas produced by Atlas America's drilling investment partnerships and certain unaffiliated producers. An increase in natural gas prices would increase the fees Atlas America pays to Atlas Pipeline which could exceed the aggregate of the transportation fees paid to Atlas America, reimbursements and distributions to Atlas America from its general and limited partner interests in Atlas Pipeline, and connection costs and other expenses paid by Atlas Pipeline.

         Exploration, development, production, transportation and sales of natural gas and oil are subject to extensive federal, state and local regulations. We discuss this regulatory environment in more detail in "- Energy
- Regulation of Production" and "-Energy - Regulation of Transportation and Sale of Natural Gas." Atlas America may be required to make large expenditures to comply with these regulations. Failure to comply with these regulations may result in the suspension or termination of Atlas America's operations and subject it to administrative, civil and criminal penalties. Other regulations may limit its operations. For example, "frost laws" prohibit drilling and other heavy equipment from using certain roads during winter, a principal drilling season for it, which may delay it in drilling and completing wells. Moreover, governmental regulations could change in ways that substantially increase Atlas America's costs, thereby reducing its return on invested capital, revenues and net income.

         Atlas America's natural gas and oil operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities, and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas, and impose substantial liabilities for pollution resulting from Atlas America's operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require Atlas America to make significant expenditures to maintain compliance or could restrict our methods or times of operation. Under these environmental laws and regulations, Atlas America could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed. We discuss the environmental laws that affect Atlas America's operations in more detail under "- Environmental and Safety Regulation."

         Pollution and environmental risks generally are not fully insurable. Atlas America may elect to self-insure if it believes that insurance, although available, is excessively costly relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could reduce Atlas America's revenues and the value of its assets.

         Well blowouts, cratering, explosions, uncontrollable flows of natural gas, oil or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks are inherent operating hazards for Atlas America. The occurrence of any of those hazards could result in substantial losses to it, including liabilities to third parties or governmental entities for damages resulting from the occurrence of any of those hazards and substantial investigation, litigation and remediation costs.

         Atlas America may be required to write-down the carrying value of its natural gas and oil properties when natural gas and oil prices are low. In addition, write-downs may occur if Atlas America has:

         o  downward adjustments to its estimated proved reserves;

         o  increases in its estimates of development costs; or

         o  deterioration in its exploration and development results.

         Shortages of drilling rigs, equipment, supplies or personnel could delay Atlas America's development and exploration plans, thereby reducing revenues from drilling operations and delaying receipt of production revenues from wells it planned to drill. Moreover, increased costs, whether due to shortages or other causes, will reduce the number of wells Atlas America can drill for existing drilling investment partnerships and, by making its drilling investment partnerships less attractive as investments, may reduce the amount of financing for drilling operations obtainable from them. This may reduce revenues not only from drilling operations but also, if fewer wells are drilled, from production of natural gas and oil.

ITEM 2. PROPERTIES

OFFICE PROPERTIES

         We maintain our executive office, real estate, equipment leasing and certain structured finance operations in Philadelphia, Pennsylvania under leases for 19,000 square feet. These leases, which expire in May 2008, contain extension options through 2033 and are in an office building in which we have a 50% equity interest. We maintain a 3,200 square foot office and a 3,700 square foot office in New York City, New York under lease agreements that expire in June 2008 and August 2005, respectively. Offices for our energy and structured finance operations are maintained at the New York locations.

         We own a 24,000 square foot office building in Pittsburgh, Pennsylvania, a 17,000 square foot field office and warehouse facility in Jackson Center, Pennsylvania and a field office in Deerfield, Ohio. We lease one 1,400 square foot field office in Ohio under a lease expiring in 2009 and one 4,600 square foot field office in Pennsylvania under a lease expiring in 2005. In addition, we lease other field offices in Ohio and New York on a month-to-month basis. We also rent 9,300 square feet of office space in Uniontown, Ohio under a lease expiring in February 2006 and 8,000 square feet of office space in Tulsa, Oklahoma under a lease expiring in July 2005. All of these properties are used for our energy operations.

 ENERGY PROPERTIES

         Productive wells. The following table sets forth information as of September 30, 2004 regarding productive natural gas and oil wells in which Atlas America has a working interest.

                                                   Number of Productive Wells
                                                   --------------------------
                                                   Gross (1)          Net (1)
                                                   ---------          -------
Oil wells.......................................         341              271
Gas wells.......................................       4,786            2,494
                                                       -----            -----
                                                       5,127            2,765
                                                       =====            =====
-----------------------
(1) Includes our equity interest in wells owned by 87 drilling investment partnerships for which we serve as general partner and various joint ventures. Does not include our royalty or overriding interests in 628 wells.

         Production. The following table sets forth the quantities of Atlas America's natural gas and oil production, average sales prices and average production costs per equivalent unit of production for the periods indicated.

                                                                                                     Average
                                             Production                 Average sales price        production
                                    ---------------------------        -----------------------      costs per
Period                              Oil (bbls)        Gas (mcf)        per bbl     per mcf (1)      mcfe (2)
------                              ----------        ---------        -------     -----------     ----------
Fiscal 2004....................        181,021        7,285,281         $32.85         $5.84           $0.87
Fiscal 2003....................        160,048        6,966,899         $26.91         $4.92           $0.84
Fiscal 2002....................        172,750        7,117,276         $20.45         $3.56           $0.82

-------------------------
(1) Average sales price before the effects of financial hedging was $5.84, $5.08 and $3.57 for fiscal 2004, 2003 and 2002, respectively.

(2) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

         Developed and Undeveloped Acreage. The following table sets forth information about Atlas America's developed and undeveloped natural gas and oil acreage as of September 30, 2004. The information in this table includes Atlas America's equity interest in acreage owned by drilling investment partnerships sponsored by it.


                                                         Developed acreage                   Undeveloped acreage
                                                      ----------------------               -----------------------
                                                       Gross           Net                  Gross            Net
                                                      -------        -------               -------         -------
  Arkansas......................................        2,560            403                     -               -
  Kansas........................................          160             20                     -               -
  Kentucky......................................          924            462                 9,710           4,855
  Louisiana.....................................        1,819            206                     -               -
  Mississippi...................................           40              3                     -               -
  Montana.......................................            -              -                 2,650           2,650
  New York......................................       20,183         15,919                37,365          37,365
  North Dakota..................................          639             96                     -               -
  Ohio..........................................      115,576         96,781                39,547          36,038
  Oklahoma......................................        4,323            468                     -               -
  Pennsylvania..................................       81,961         81,961               149,613         149,613
  Texas.........................................        4,520            329                     -               -
  West Virginia.................................        1,078            539                10,806           5,403
  Wyoming.......................................            -              -                    80              80
                                                      -------        -------               -------         -------
                                                      233,783        197,187               249,771         236,004
                                                      =======        =======               =======         =======

         The leases for developed acreage generally have terms that extend for the life of the wells, while the leases on undeveloped acreage have terms that vary from less than one year to five years. Atlas America paid rentals of approximately $592,000 in fiscal 2004 to maintain its leases.

         We believe that Atlas America holds good and indefeasible title to its producing properties, in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by it in the various areas in which it conducts its activities. We do not believe that these exceptions detract substantially from Atlas America's use of any property. As is customary in the natural gas industry, Atlas America conducts only a perfunctory title examination at the time it acquires a property. Before Atlas America commences drilling operations, it conducts an extensive title examination and performs curative work on defects that it believes to be significant. Atlas America has obtained title examinations for substantially all of its managed producing properties. No single property represents a material portion of its holdings.

         Atlas America's properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. Its properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with Atlas America's use of its properties.

         Drilling Activity. The following table sets forth information with respect to the number of wells on which Atlas America has completed drilling during the periods indicated, regardless of when drilling was initiated.

                                       Development Wells                                        Exploratory Wells
                         -------------------------------------------              ------------------------------------------
                             Productive                   Dry                         Productive                  Dry
                         -----------------         -----------------              -----------------        -----------------
Fiscal Year              Gross      Net(1)         Gross      Net(1)              Gross      Net(1)        Gross      Net(1)
-----------              -----      ------         -----      ------              -----      ------        -----      ------
2004.............        493.0       160.5          11.0         3.8                  -           -          1.0         1.0

2003.............        295.0        92.9           1.0         0.3                  -           -            -           -

2002.............        246.0        78.7           6.0         2.0                  -           -            -           -

-------------------
(1) Includes only our interest in the wells and not those of the other partners in our drilling investment partnerships.

         Natural Gas and Oil Reserves. The following tables summarize information regarding Atlas America's estimated proved natural gas and oil reserves as of the dates indicated. All of Atlas America's reserves are located in the United States. Atlas America based its estimates relating to its proved natural gas and oil reserves and future net revenues of natural gas and oil reserves upon reports prepared by Wright & Company, Inc., energy consultants. In accordance with SEC guidelines, Atlas America made the standardized and PV-10 estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates which were held constant throughout the life of the properties. Atlas America based its estimates of proved reserves upon the following weighted average prices:

                                                                                    Years ended September 30,
                                                                              -------------------------------------
                                                                                2004           2003           2002
                                                                              --------       --------       -------
Natural gas (per mcf)...............................................          $   6.91       $   4.96       $  3.80

Oil (per bbl).......................................................          $  46.00       $  26.00       $ 26.76

         Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of our consultants, Wright & Company. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those estimated by Wright & Company in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated pre-tax PV-10 values as representative of the fair market value of Atlas America's proved natural gas and oil properties. PV-10 values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

         Atlas America evaluates natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. Atlas America deducts operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. Atlas America makes no provision for income taxes, and bases the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas and oil reserves or their present value. For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see Note 21 of the Notes to Consolidated Financial Statements.

                                                                                  Proved natural gas and oil reserves
                                                                                           at September 30,
                                                                                ---------------------------------------
                                                                                 2004(1)          2003           2002
                                                                                ---------      ---------      ---------
  Natural gas reserves (mmcf):
    Proved developed reserves..............................................        95,788         87,760         83,996
    Proved undeveloped reserves............................................        46,345         45,533         39,226
                                                                                ---------      ---------      ---------
    Total proved reserves of natural gas...................................       142,133        133,293        123,222
                                                                                =========      =========      =========

  Oil reserves (mbbl):
    Proved developed reserves..............................................         2,126          1,825          1,846
    Proved undeveloped reserves............................................           149             30             32
                                                                                ---------      ---------      ---------
    Total proved reserves of oil...........................................         2,275          1,855          1,878
                                                                                =========      =========      =========

    Total proved reserves (mmcfe)..........................................       155,782        144,423        134,490
                                                                                =========      =========      =========

  Standardized measure of discounted future cash flows
    (in thousands).........................................................     $ 232,998      $ 144,351      $ 104,126
                                                                                =========      =========      =========

  PV-10 estimate of cash flows of proved reserves (in thousands):
    Proved developed reserves..............................................     $ 265,516      $ 164,617      $ 120,260
    Proved undeveloped reserves............................................        54,863         26,802         12,209
                                                                                ---------      ---------      ---------
    Total PV-10 estimate...................................................     $ 320,379      $ 191,419      $ 132,469
                                                                                =========      =========      =========

---------------
(1) Projected natural gas and oil volumes for each of fiscal 2005 and the remaining successive years are:

                                                                                       Remaining
                                                                        2005        successive years         Total
                                                                       ------       ----------------        -------
  Natural gas (mmcf)........................................            9,098              133,035          142,133
  Oil (Mbbl)................................................              172                2,103            2,275

ITEM 3. LEGAL PROCEEDINGS

         We are a defendant in a proposed class action originally filed in February 2000 in the New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased property to us. The complaint alleges that we are not paying landowners the proper amount of royalty revenues derived from the natural gas produced from the wells on leased property. The complaint seeks damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that allegedly should have been paid. Plaintiffs were certified as a class in December 2003; an appeal of that certification is pending. The action is currently in its discovery phase. We believe the complaint is without merit and are defending ourselves vigorously.

         We are also a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the quarter ended September 30, 2004.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Our common stock is quoted on the Nasdaq National Market under the symbol "REXI." The following table sets forth the high and low sale prices, as reported by Nasdaq, on a quarterly basis for our last two fiscal years.

                                                                                              HIGH           LOW
                                                                                           ---------      ---------
FISCAL 2004
-----------
Fourth Quarter..........................................................................   $   24.10      $   18.10
Third Quarter...........................................................................   $   25.06      $   18.02
Second Quarter..........................................................................   $   18.58      $   14.11
First Quarter...........................................................................   $   15.30      $   11.59

FISCAL 2003
-----------
Fourth Quarter..........................................................................   $   12.50      $    9.79
Third Quarter...........................................................................   $   11.04      $    7.86
Second Quarter..........................................................................   $    9.50      $    7.52
First Quarter...........................................................................   $    9.50      $    7.26

         As of December 1, 2004, there were 17,506,600 shares of common stock outstanding held by 454 holders of record.

         We have paid regular quarterly cash dividends of $0.033 per common share commencing with the fourth quarter of fiscal 1995. In the third quarter of fiscal 2004, we increased the quarterly dividend to $0.05 per common share.

         For information concerning common stock authorized for issuance under our stock option plans and other equity compensation plans and stock options outstanding under these plans, see Note 11 of the Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read together with our consolidated financial statements, the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. We derived the selected consolidated financial data for each of the years ended September 30, 2004, 2003 and 2002, and at September 30, 2004 and 2003 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm. We derived the selected financial data for the years ended September 30, 2001 and 2000 and at September 30, 2002, 2001 and 2000 from our consolidated financial statements for those periods which were audited by Grant Thornton LLP but are not included in this report.

                                                                     As of and for the Years Ended September 30,
                                                     ----------------------------------------------------------------------
                                                         2004           2003           2002           2001          2000
                                                     -----------     -----------     ---------      ----------    ---------
                                                                     (in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues:
   Energy.........................................   $   180,352     $   105,262     $  97,912      $   94,806    $  70,552
   Real estate....................................        18,884          13,678        16,582          16,899       18,649
   Equipment leasing..............................         8,262           4,071         1,246           1,066            -
   Equity in earnings of structured finance
     investees....................................         7,343           1,444           185               -            -
                                                     -----------     -----------     ---------      ----------    ---------
     Total revenues...............................   $   214,841     $   124,455     $ 115,925      $  112,771    $  89,201
                                                     ===========     ===========     =========      ==========    =========

Income from continuing operations before
   cumulative effects of changes in accounting
   principles.....................................   $    21,463     $     9,878     $   8,358      $   14,083    $   5,841
                                                     ===========     ===========     =========      ==========    =========
Net income (loss).................................   $    18,409     $    (2,915)    $  (3,309)     $    9,829    $  18,165
                                                     ===========     ===========     =========      ==========    =========

NET INCOME (LOSS)  PER COMMON SHARE-BASIC:
   From continuing operations before cumulative
     effects of changes in accounting principles..   $      1.23    $       0.58    $     0.48     $     0.78    $     0.24
                                                     ===========     ===========     =========      ==========    =========

   Net income (loss) per common share-basic.......   $      1.06    $      (0.17)   $    (0.19)    $     0.55    $     0.78
                                                     ===========     ===========     =========      ==========    =========

NET INCOME (LOSS) PER COMMON SHARE-DILUTED:
   From continuing operations before cumulative
     effects of changes in accounting principles..   $      1.17    $       0.56    $     0.47     $     0.76    $     0.23
                                                     ===========     ===========     =========      ==========    =========

   Net income (loss) per common share-diluted.....   $      1.01    $      (0.17)   $    (0.19)    $     0.53    $     0.76
                                                     ===========     ===========     =========      ==========    =========

Cash dividends per common share...................   $      0.17    $       0.13    $     0.13     $     0.13    $     0.13
                                                     ===========     ===========     =========      ==========    =========

BALANCE SHEET DATA:
   Total assets...................................   $   725,706    $   670,744     $  467,498     $  466,464    $  507,831
   Debt...........................................   $   129,334    $   177,955     $  155,510     $  150,131    $  134,932
   Stockholders' equity...........................   $   257,915    $   227,454     $  233,539     $  235,459    $  281,215

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         General. While our fiscal 2004, 2003 and 2002 results reflect the continued dominant position of our energy operations, the initiatives we began in fiscal 2003 and continued in fiscal 2004 in our structured finance, equipment leasing and real estate businesses resulted in material revenue growth for those operations. In 2004, we also began the process of reorganizing our company into two independent companies with our company continuing its business of asset management in structured finance, equipment leasing and real estate and Atlas America separately continuing the energy business. As part of that process:

         o Atlas America completed a public offering of its common stock in May 2004. The offering of Atlas America's common stock resulted in net proceeds of $37.0 million which was distributed to us in a tax free distribution and substantially enhanced our liquidity; and

         o our interest in Atlas America was reduced to 80.2%, with the public interest in Atlas America now being reflected as a minority interest in our financial statements.

         We anticipate that we will complete the spin-off of Atlas America in fiscal 2005. Since the spin-off is subject to the completion of several conditions, principally receipt of a ruling from the Internal Revenue Service as to the tax-free nature of the proposed spin-off, it may not occur. If the spin-off does occur, we will no longer consolidate Atlas America's financial statements with ours and, as a result, our assets, revenues and stockholders' equity will be substantially reduced.

         Our financial condition and results of operations during fiscal 2004 were affected by and, until we spin off Atlas America, will continue to be affected by initiatives taken by Atlas Pipeline Partners, L.P. In April 2004, Atlas Pipeline completed a public offering of 750,000 of its common units, realizing $25.2 million of offering proceeds, net of expenses. The principal financial effect of the offering was an increase to the minority interest in our financial statements. On July 16, 2004, Atlas Pipeline acquired Spectrum Field Services, Inc. at a cost of $142.4 million, including transaction costs and anticipated taxes. The acquisition was funded partially by debt financing and partially by the proceeds of the April 2004 offering together with a further offering completed on July 20, 2004. The latter offering of 2,100,000 common units raised $67.5 million. The Spectrum acquisition increased Atlas Pipeline's assets, liabilities, revenues and expenses and, because we consolidate with Atlas Pipeline, increased ours as well.

         Our financial condition in fiscal 2004 was further strengthened by our repurchase of the remaining $54.0 million of our 12% Senior Notes. As a result of the premium we offered to effect the repurchase, we recorded a loss on the transaction of $2.0 million which is included in other income, net in our consolidated statements of operations. Also as a result of the repurchase, we reduced our interest expense by $3.5 million in fiscal 2004. In addition to the 12% Senior Notes, we repaid or paid down various real estate and corporate credit facilities by $40.2 million, further reducing our interest expense.

         During fiscal 2004, we continued our program of building the businesses that we will retain following the planned spin-off. In structured finance, we increased the amount of assets we managed for issuers of CDOs by $1.3 billion through our sponsorship of three additional Trapeza CDO issuers. As a result, our structured finance revenues increased by $5.9 million to $7.3 million in fiscal 2004 from $1.4 million in fiscal 2003 and $185,000 in fiscal 2002. We have formed a wholly-owned subsidiary, Ischus Capital Management LLC, to develop and sponsor CDO issuers holding asset-backed securities. We anticipate that this will positively impact the amount of assets we manage and our revenues in succeeding periods.

         Our equipment leasing revenues grew to $8.3 million for the year ended September 30, 2004 from $4.1 million for the year ended September 30, 2003. In fiscal 2004, we originated $149.5 million in leases as compared to $49.0 million in leases in fiscal 2003, and our leases under management increased to $164.8 million at September 30, 2004 from $63.0 million at September 30, 2003. We further increased sales and marketing efforts which has lead to new program agreements with equipment vendors, such as ScanSource Inc, ASAP Software, X-ray Marketing Associates, Inc, and Cardiometrics Inc., and our $35.0 million acquisition of a portfolio of leases from Premier Lease Services L.C. We expect to continue to grow our equipment leasing business by securing additional equipment vendor programs, such as our recent funding agreement with Gateway Inc., and the acquisition of equipment leasing companies similar to Premier. Our business growth is facilitated by our ability to sell lease originations to our own public equipment leasing funds as well as to a subsidiary of Merrill Lynch.

         In real estate, we increased the amount of assets we managed on behalf of the investment limited partnerships we sponsored to $106.7 million at September 30, 2004 from $75.7 million at September 30, 2003. As part of our strategic plan, we are continuing to resolve our real estate loan portfolio through sales and loan resolutions. In fiscal 2004, we resolved loans with a book value of $255.4 million, realizing $46.3 million in net proceeds. As a result, the loans and real estate assets in our loan portfolio decreased from $580.4 million (principally outstanding loan receivables) at September 30, 2003 to $302.4 million (principally outstanding loan receivables) at September 30, 2004.

         Our consolidated financial statements for fiscal 2004 and 2003 reflect the effect of Financial Accounting Standards Board's, or FASB, Interpretation, or FIN, 46, "Consolidation of Variable Interest Entities," as amended which we refer to as FIN 46. As required by FIN 46, we consolidated into our financial statements for fiscal 2003 and fiscal 2004 certain entities in our real estate loan business that hold loans acquired at a discount between 1991 and 1999. The adoption of FIN 46 resulted in a non-cash cumulative effect adjustment of $13.9 million, net of taxes, in the fourth quarter of fiscal 2003. At September 30, 2004, we reported assets and liabilities of $60.6 million and $30.0 million, respectively, related to these FIN 46 entities, while at September 30, 2003 we reported assets and liabilities of $78.2 million and $45.2 million, respectively. In line with our strategic focus of resolving our real estate loan portfolio, we reported an additional $103.0 million of our FIN 46 assets as being held for sale along with $65.3 million of associated liabilities at September 30, 2004. At September 30, 2003, our FIN 46 assets being held for sale were $222.7 million and the associated liabilities were $141.5 million. For a more detailed discussion of FIN 46, you should read "- Cumulative Effects of Changes in Accounting Principles," and Note 3 of the Notes to Consolidated Financial Statements.

        The following tables reflect changes to our revenues and assets for the periods indicated:

                     REVENUES AS A PERCENT OF TOTAL REVENUES

                                                                                         Years Ended September 30,
                                                                                         -------------------------
                                                                                          2004               2003
                                                                                          ----               ----
   Energy........................................................................           84%               85%
   Real estate...................................................................            9%               11%
   Equipment leasing.............................................................            4%                3%
   Equity in earnings of structured finance entities.............................            3%                1%

                       ASSETS AS A PERCENT OF TOTAL ASSETS

                                                                                             At September 30,
                                                                                       ------------------------------
                                                                                           2004              2003
                                                                                       ------------      ------------
   Energy........................................................................              54%            35%
   Real estate...................................................................              29%            55%
   Equipment leasing.............................................................               4%             2%
   Structured finance............................................................               2%             1%
   All other (1).................................................................              11%             7%

-------------------
(1) Other assets are related to operations which do not meet the definition of a business segment. For financial information about our operating segments, see Note 20, Operating Segment Information and Major Customer Information, of the Notes to Consolidated Financial Statements.

         The following is a detailed analysis and discussion of the results of our energy, real estate, structured finance and equipment leasing operations and our other revenues, and our costs and expenses.

RESULTS OF OPERATIONS: ENERGY

         The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil sales, and production costs per mcfe for our energy operations during fiscal 2004, 2003 and 2002:

                                                                                    Years Ended September 30,
                                                                           ------------------------------------------
                                                                               2004           2003            2002
                                                                           -----------     ----------       ---------
                                                                                         (in thousands)
  Revenues:
    Production..........................................................   $    48,526     $   38,639       $  28,916
    Well drilling.......................................................        86,880         52,879          55,736
    Well services.......................................................         8,430          7,634           7,585
    Gathering, transmission and processing..............................        36,252          5,901           5,389
    Other...............................................................           264            209             286
                                                                           -----------     ----------       ---------
                                                                           $   180,352     $  105,262       $  97,912
                                                                           ===========     ==========       =========

  Costs and expenses:
    Production..........................................................   $     7,289     $    6,770       $   6,693
    Exploration.........................................................         1,549          1,715           1,571
    Well drilling.......................................................        75,548         45,982          48,443
    Well services.......................................................         4,399          3,774           3,747
    Gathering, transmission and processing..............................        27,870          2,444           2,052
    Terminated acquisition..............................................         2,987              -               -
    Non-direct..........................................................         6,074          6,530           7,074
                                                                           -----------     ----------       ---------
                                                                           $   125,716     $   67,215       $  69,580
                                                                           ===========     ==========       =========

                                                                                    Years Ended September 30,
                                                                           ------------------------------------------
                                                                               2004             2003           2002
                                                                           -----------     ----------       ---------
                                                                                      (dollars in thousand)
  Revenues:
    Gas (1).............................................................   $    42,532     $   34,276       $  25,359
    Oil.................................................................   $     5,947     $    4,307       $   3,533
  Production volumes:
    Gas (mcf/day) (1) (2)...............................................        19,905         19,087          19,499
    Oil (bbls/day)......................................................           495            438             473
  Average sales prices:
    Gas (per mmcf) (2)..................................................   $      5.84     $     4.92       $    3.56
    Oil (per bbl).......................................................   $     32.85     $    26.91       $   20.45
  Production costs: (3)
    As a percent of sales...............................................            15%            18%             23%
    Per mcfe............................................................   $      0.87     $     0.84       $    0.82
    Depletion per equivalent mcfe.......................................   $      1.22     $     1.01       $    0.93

-------------------
(1)      Excludes sales of residual gas and sales to landowners.
(2) Our average sales price before the effects of financial hedging was $5.84, $5.08 and $3.57 for fiscal 2004, 2003 and 2002, respectively.
(3) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

         Our energy revenues were $180.4 million in fiscal 2004, as compared to $105.3 million in fiscal 2003 and $97.9 million in fiscal 2002. The growth in energy revenues was driven by increases in revenues from Atlas America's well drilling operations as it substantially increased the amount of funds it raised from its drilling investment partnerships to $107.7 million in fiscal 2004 as compared to $66.1 million in fiscal 2003 and $41.1 million in fiscal 2002. Accordingly, well drilling revenues increased to $86.9 million in fiscal 2004 from $52.9 million in fiscal 2003 and $55.7 million in fiscal 2002. As a result of Atlas America's increased drilling activity and increased prices for its natural gas and oil, our production revenues increased to $48.5 million in fiscal 2004 as compared to $38.6 million in fiscal 2003 and $28.9 million in fiscal 2002. In addition, as a result of Atlas Pipeline's acquisition of Spectrum in July 2004, gathering, transmission and processing revenues increased by $30.4 million.

         Our well drilling revenues and expenses represent the billings and costs associated with the completion of 450, 282 and 242 net wells for drilling investment partnerships sponsored by Atlas America in fiscal 2004, 2003 and 2002, respectively. The following table sets forth information relating to these revenues and costs and expenses during the years indicated:

                                                                                        Years Ended September 30
                                                                               -------------------------------------------
                                                                                  2004            2003             2002
                                                                               ----------      ----------       ----------
                                                                                         (dollars in thousands)
Average drilling revenue per well.........................................     $      193      $      187       $      230
Average drilling cost per well............................................            168             163              200
                                                                               ----------      ----------       ----------
Average drilling gross profit per well....................................     $       25      $       24       $       30
                                                                               ==========      ==========       ==========
Gross profit margin.......................................................     $   11,332      $    6,897       $    7,293
                                                                               ==========      ==========       ==========
Gross margin percent......................................................             13%             13%              13%
                                                                               ==========      ==========       ==========
Net wells drilled.........................................................            450             282              242
                                                                               ==========      ==========       ==========

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003.

         Our natural gas revenues were $42.5 million in fiscal 2004, an increase of $8.3 million (24%) from $34.3 million in fiscal 2003. The increase was due to a 19% increase in the average sales price of natural gas and a 5% increase in production volumes. The $8.3 million increase in natural gas revenues consisted of $6.4 million attributable to price increases and $1.9 million attributable to volume increases.

         Our oil revenues were $5.9 million in fiscal 2004, an increase of $1.6 million (38%) from $4.3 million in fiscal 2003. The increase resulted from a 22% increase in the average sales price of oil and a 13% increase in production volumes. The $1.6 million increase in oil revenues consisted of $951,000 attributable to price increases and $689,000 attributable to volume increases.

         Our well drilling gross margin was $11.3 million in fiscal 2004, an increase of $4.4 million (64%) from $6.9 million in fiscal 2003. During the year ended September 30, 2004, the increase in gross margin was attributable to an increase in the number of wells drilled ($4.2 million) and an increase in the gross profit per well ($204,000). Since our drilling contracts are on a "cost plus" basis (typically cost plus 15%), an increase in our average cost per well also results in an increase in our average revenue per well. The increase in our average cost per well resulted from the increase in the cost of tangible equipment used on the wells. In addition, it should be noted that the line item "Liabilities associated with drilling contracts" in our consolidated financial statements includes $26.5 million of funds raised in our drilling investment partnerships in fiscal 2004 that had not been applied to drill wells as of September 30, 2004 due to the timing of drilling operations, and thus had not been recognized as well drilling revenues. We expect to recognize this amount as income in fiscal 2005. We have completed our fundraising efforts for calendar year 2004 with a total of $52.2 million raised after our fiscal year end and, therefore, we anticipate drilling revenues and related costs to be substantially higher in fiscal 2005 than in fiscal 2004.

         Our well services revenues were $8.4 million in fiscal 2004, an increase of $796,000 (10%) from $7.6 million in fiscal 2003. The increase resulted from an increase in the number of wells operated due to additional wells drilled in fiscal 2004.

         Our gathering, transmission and processing revenues were $36.3 million, of which $30.0 million is associated with the operations of Spectrum which was acquired on July 16, 2004. These revenues reflect two and one half months of operations in the current year period and, as a result, we expect they will increase in fiscal 2005.

         Our production costs were $7.3 million in fiscal 2004, an increase of $519,000 (8%) from $6.8 million in fiscal 2003. This increase includes normal operating expenses and coincides with the increased production volumes we realized from the increased number of wells we operate. Production costs as a percent of sales decreased to 15% in fiscal 2004 from 18% in fiscal 2003 as a result of increases in our average sales prices which more than offset the slight increase in production costs per mcfe.

         Our exploration costs were $1.5 million in fiscal 2004, a decrease of $166,000 (10%) from fiscal 2003. We attribute the decrease in fiscal 2004 as compared to the prior year period principally to the following:

         o the benefit we received for our contribution of well sites to our drilling investment partnerships increased $813,000 in fiscal 2004 as compared to fiscal 2003 as a result of more wells drilled; which was offset in part by

         o $704,000 in dry hole costs we incurred upon making the determination that a well drilled in an exploratory area of our operations was not capable of economic production.

         Our well services expenses were $4.4 million in fiscal 2004, an increase of $625,000 (17%) from $3.8 million in fiscal 2003. The increase resulted from an increase in costs associated with a greater number of wells operated in fiscal 2004 as compared to fiscal 2003.

         Our gathering, transmission and processing expenses were $27.9 million, of which $25.5 million were associated with the operations of Spectrum. These costs reflect two and one half months of operations in the current year period and, as a result, we expect they will increase in fiscal 2005.

         Our terminated acquisition costs are related to Atlas Pipeline's acquisition of Alaska Pipeline Company, which was purportedly terminated in July 2004. These costs consist primarily of legal and professional fees. In September 2003, Atlas Pipeline entered into an agreement with SEMCO Energy, Inc. to purchase all of the stock of Alaska Pipeline Company. In order to complete the acquisition, Atlas Pipeline needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004 it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent Atlas Pipeline a notice purporting to terminate the transaction. Atlas Pipeline believes SEMCO caused the delay in closing the transaction and breached its obligations under the acquisition agreement. Atlas Pipeline is currently pursuing its remedies under the acquisition agreement. In connection with the acquisition, subsequent termination and current legal action, Atlas Pipeline incurred $3.0 million of costs, which are shown as terminated acquisition costs in the results of operations - energy table.

         Our non-direct expenses were $6.1 million in fiscal 2004, a decrease of $456,000 (7%) from $6.5 million in fiscal 2003. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services. These expenses are partially offset by reimbursements we receive from our drilling investment partnerships.

         The decrease in the year ended September 30, 2004 as compared to the prior year period is attributable principally to the following:

         o non-direct expense reimbursements from our investment partnerships increased by $4.8 million as we continued to increase the number of wells we drill and manage;

         o salaries and wages increased $1.6 million due to an increase in executive salaries and in the number of our employees in anticipation of Atlas America's spin-off from us;

         o net syndication costs increased $930,000 as we continue to increase our syndication activities and the drilling funds we raise in our public and private partnerships;

         o legal and professional fees increased $925,000, which includes the implementation of Sarbanes-Oxley Section 404 compliance and the filing of two tax returns for 2003 for Atlas Pipeline. Two tax returns were required as a result of our ownership percentage in it falling below 50% due to its offering of common units in May 2003;

         o non-direct expenses increased to $484,000 due to the acquisition of Spectrum on July 16, 2004; and

         o directors fees increased $251,000 due to the Atlas America initial public offering and its anticipated spin-off from us.

         Depletion of oil and gas properties as a percentage of oil and gas revenues was 21% in both fiscal 2004 and fiscal 2003. Depletion was $1.22 per mcfe in fiscal 2004, an increase of $.21 per mcfe (21%) from $1.01 per mcfe in fiscal 2003. Higher volumes produced on our new wells in their first year of production caused depletion per mcfe to increase in fiscal 2004 as compared to fiscal 2003. The variances from period to period are directly attributable to changes in our oil and gas reserve quantities, product prices and changes in the depletable cost basis of our oil and gas properties.

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

         Our oil revenues were $4.3 million in fiscal 2003, an increase of $774,000 (22%) from $3.5 million in fiscal 2002. The increase resulted from a 32% increase in the average sales price of oil partially offset by a 7% decrease in production volumes. The $774,000 increase in oil revenues consisted of $1.1 million attributable to price increases partially offset by $342,000 attributable to volume decreases. The decrease in oil volumes was a result of the natural production decline inherent in the life of a well. We did not offset the decline through the addition of new wells, as substantially all of the wells we have drilled during the past several years have targeted natural gas reserves.

         Our well drilling gross margin was $6.9 million in the year ended September 30, 2003, a decrease of $395,000 (5%) from $7.3 million in the year ended September 30, 2002. During the period, our average cost per well decreased because we drilled many of them to a shallower formation and, in certain areas where we have become more active, many of our wells either have not required fracture stimulation or have needed less equipment than wells we have drilled in prior years. Since our drilling contracts are on a "cost plus" basis (typically cost plus 15%), a decrease in our average cost per well also results in a decrease in our average revenue per well. On the other hand, the decrease in our average cost per well allowed us to drill more wells with the funds available. In addition, it should be noted that the line item "Liabilities associated with drilling contracts" in our consolidated financial statements includes $14.1 million of funds raised in our drilling investment partnerships in fiscal 2003 that had not been applied to drill wells as of September 30, 2003 due to the timing of drilling operations, and thus had not been recognized as well drilling revenues.

         Our gathering, transmission and processing revenues increased $512,000 (10%) in fiscal 2003 to $5.9 million from $5.4 million in fiscal 2002. The increase was a result of a 6% increase in natural gas volumes transported by Atlas Pipeline Partners and an increase in the average prices received for the natural gas transported, upon which the fees chargeable under a portion of our transportation arrangements are based.

         Our exploration costs were $1.7 million in fiscal 2003, an increase of $144,000 (9%) from fiscal 2002. The increase in fiscal 2003 as compared to the prior year period was attributable to expenditures for lease costs of $275,000 which were charged to operations upon our decision to discontinue drilling on certain leases.

         Our gathering, transmission and processing expenses increased 19% in the year ended September 30, 2003, as compared to the prior year period. This increase resulted from an increase in compressor expenses due to the addition of more compressors and increased compressor lease rates. Compressors were added to increase the transportation capacity of our gathering systems.

         Our non-direct expenses were $6.5 million in fiscal 2003, a decrease of $544,000 (8%) from $7.1 million in fiscal 2002. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services. These expenses were partially offset by reimbursements we received for costs we incurred in our partnership management and drilling activities, resulting from an increase in the number of wells we drilled and managed during the year as compared to the prior year. Reimbursements received by us related to our drilling activities increased $470,000 in year ended September 30, 2003 as compared to the year ended September 30, 2002. In addition, we more closely allocated direct costs associated with our other energy activities to those activities, thereby reducing non-direct expenses.

         Depletion of oil and gas properties as a percentage of oil and gas revenues was 21% in fiscal 2003 compared to 26% in fiscal 2002. The variances from period to period are directly attributable to changes in our oil and gas reserve quantities, product prices and changes in the depletable cost basis of our oil and gas properties. Higher gas and oil prices caused depletion as a percentage of oil and gas revenues to decrease in fiscal 2003 as compared to fiscal 2002.

RESULTS OF OPERATIONS: REAL ESTATE

         During fiscal 2004, 2003 and 2002, our real estate operations were affected by three principal trends or events:

         o we continued our program of resolving the loans in our existing portfolio through repayments, sales, refinancings, restructurings and foreclosures;

         o we sought growth in our real estate business through the sponsorship of three real estate investment partnerships; and

         o        in fiscal 2003 we adopted FIN 46.

         The principal effects of the first two factors have been to reduce the number of our real estate loans while increasing our interests in real property and, as a result of repayments, sales, refinancings and restructurings, increasing our cash flow from loan resolutions while reducing the amount of our portfolio of loans and property interests. The principal effect of adopting FIN 46 has been to consolidate in our financial statements the assets and liabilities of a number of borrowers (although not affecting our creditor-debtor legal relationship with these borrowers and not causing these assets and obligations to become our legal assets or obligations).

         The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations during the periods indicated:

                                                                                         Years Ended September 30,
                                                                               -------------------------------------------
                                                                                  2004             2003            2002
                                                                               ----------      -----------      ----------
                                                                                             (in thousands)
Revenues:
    Interest on loans......................................................    $      984       $    6,103      $    9,907
    Accreted discount (net of collection of interest) on loans.............         1,909            1,962           3,212
    Gains on resolutions of loans and loan payments in excess
       of the carrying value of loans......................................           890            1,024           2,398
    Fee income from sponsorship of partnerships............................         1,466            3,051               -
    Rental and other income from properties................................           517              340             611
    FIN 46 revenues........................................................        11,865              948               -
    Equity in earnings of equity investees.................................         1,253              250             454
                                                                               ----------      -----------      ----------
                                                                               $   18,884      $    13,678      $   16,582
                                                                               ==========      ===========      ==========

Cost and expenses:
    Real estate general and administrative.................................    $    4,571       $    3,880      $    2,423
    FIN 46 expenses........................................................        11,265              730               -
                                                                               ----------      -----------      ----------
                                                                               $   15,836       $    4,610      $    2,423
                                                                               ==========      ===========      ==========

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

         Revenues from our real estate operations increased $5.2 million (38%) from $13.7 million in fiscal 2003 to $18.9 million in fiscal 2004. We attribute the increase to the following:

         o an increase of $10.9 million in FIN 46 revenues in fiscal 2004 as compared to fiscal 2003. We adopted FIN 46 on July 1, 2003 which resulted in our having to consolidate fourteen entities as of September 30, 2003. As a result of sales of our interests and our restructuring of certain of our interests, we consolidated seven entities under the provisions of FIN 46 as of September 30, 2004. Operations for fiscal 2003 and all of fiscal 2004 reflect FIN 46 revenues and expenses, as appropriate;

         o an increase of $1.0 million in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method in fiscal 2004 as compared to fiscal 2003. The majority of the increase relates to one investment and resulted from a change made in the first quarter of fiscal 2004 in the allocation of net income between the partners as a result of our preferential cash distributions; and

         o an increase of $177,000 in rental and other income in fiscal 2004 as compared to fiscal 2003. The increase was primarily the result of three additional months of rental income from one property.

         The increases were partially offset by the following:

         o a decrease in interest and accreted discount income of $5.2 million (64%) resulting from the following:

                  - the transfer of fourteen loans to FIN 46 accounting treatment as of July 1, 2003 (of which seven loans still remained as of September 30, 2004), which decreased interest income by $3.3 million in fiscal 2004 as compared to fiscal 2003;

                  - the resolution of twelve loans which decreased interest income by $2.4 million in fiscal 2004 as compared to fiscal 2003;

                  - the completion of accretion of discount on one loan, which decreased interest income by $102,000 in fiscal 2004 as compared to fiscal 2003;

                  - a decrease in our average rate of accretion, resulting in a decrease in interest income of $86,000 in fiscal 2004 as compared to fiscal 2003; and

                  - the conversion of one FIN 46 consolidated entity to a loan which increased interest income by $676,000 in fiscal 2004 as compared to fiscal 2003. This resulted from the partial resolution of the loan, such that we are no longer the primary beneficiary of the borrower.

         o a decrease of $134,000 in gains on resolutions of loans and ventures. In fiscal 2004, we resolved four loans having an aggregate book value of $5.0 million for a net gain of $13,000. We recognized an additional gain in fiscal 2004 of $36,000 on one loan which was resolved in fiscal 2003. We also received $3.4 million for the sale of our investment in one venture resulting in a gain of $841,000. In fiscal 2003, we resolved three loans having a book value of $9.7 million for $10.7 million, recognizing a gain of $1.0 million; and

         o a decrease of $1.6 million in fee income in fiscal 2004 as compared to fiscal 2003. We earned fees for services provided to the real estate investment partnerships which we sponsored relating to the purchase and third party financing of two properties in fiscal 2004 and four properties in fiscal 2003. These transaction fees totaled $941,000 in fiscal 2004 and $2.9 million in fiscal 2003. Additionally, we earned management fees for the properties owned by real estate investment partnerships which we sponsored totaling $525,000 in fiscal 2004 as compared to $168,000 in fiscal 2003. We anticipate earning additional fees from our three partnerships and any future real estate investment partnerships which we may sponsor.

         Gains on resolutions of loans, ventures and FIN 46 assets (if any) and the amount of fees received (if any) vary by each transaction and, accordingly, there may be significant variations in our gains on resolutions and fee income from period to period.

         Costs and expenses of our real estate operations were $15.8 million in fiscal 2004, an increase of $11.2 million (244%) from $4.6 million in fiscal 2003. We attribute the increase to the following:

         o an increase of $10.5 million in FIN 46 expenses for fiscal 2004 as compared to fiscal 2003. We early adopted FIN 46 on July 1, 2003, which resulted in our consolidating fourteen entities as of September 30, 2003 and seven entities as of September 30, 2004 and recording their operations as FIN 46 revenues and expenses for a portion of fiscal 2003 and twelve months in fiscal 2004;

         o an increase of $691,000 in real estate general and administrative expenses in fiscal 2004, as compared to fiscal 2003. The increase resulted primarily from the following:

                  - an increase in wages and benefits of $249,000 as a result of the addition of personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate and to expand our real estate operations through the sponsorship of real estate investment partnerships offset by a reduced corporate allocation of executive wages;

                  - an increase in property management expenses of $406,000 related to the real estate investment partnerships;

                  - an increase in travel costs of $158,000 due to the increased activity associated with the acquisition and management of our real estate investment programs; and

                  - a decrease in outside services of $122,000 reflecting additional work performed internally by new personnel.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         Revenues from our real estate operations decreased $2.9 million (18%) from $16.6 million in fiscal 2002 to $13.7 million in fiscal 2003. We attribute these changes to the following:

         o a decrease in interest income and accreted discount of $5.1 million (38%) in fiscal 2003 as compared to fiscal 2002, primarily resulting from the following:

                  - the sale or repayment of three loans in fiscal 2003 which decreased interest income by $1.3 million in fiscal 2003 as compared to fiscal 2002;

                  - the completion of accretion of discount on one loan, which decreased interest income by $1.6 million in fiscal 2003 as compared to fiscal 2002;

                  - a decrease in our average accretion rate, resulting in a decrease in interest income of $84,000 in fiscal 2003 as compared to fiscal 2002; and

                  - the early adoption of FIN 46 on July 1, 2003 resulted in our consolidating 14 entities and resulted in a decrease in interest income of $2.1 million.

         o a decrease of $1.4 million (57%) in gains on resolutions of loans and loan payments in excess of carrying value in fiscal 2003 as compared to fiscal 2002, resulting primarily from the following:

                  - in fiscal 2003, we received repayments of $10.7 million on three loans having aggregate book values of $9.7 million, resulting in gains of $1.0 million;

                  - in fiscal 2002, we sold one loan having a book value of $1.0 million to RAIT for $1.8 million, resulting in a gain of $757,000;

                  - in fiscal 2002, we received repayments of $24.9 million on two loans having an aggregate book value of $23.3 million, resulting in gains of $1.6 million; and

o an increase of $3.1 million in fee income in fiscal 2003, as compared to fiscal 2002. This increase resulted primarily from fees we earned for services provided to the real estate investment partnership which we sponsored. These fees relate to the purchase and third party financing of four partnership properties. We anticipate earning additional fees from this partnership and any future real estate investment partnerships which we may sponsor.

         Gains on resolutions of loans and loan payments in excess of the carrying value of loans (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

         Costs and expenses of our real estate operations increased $2.2 million (90%) from $2.4 million in fiscal 2002 to $4.6 million in fiscal 2003. Primarily resulting from the following:

         o an increase in wages and benefits of $532,000 due to the addition of personnel in connection with of our sponsorship and management of our real estate investment partnerships;

         o an increase in insurance and professional services fees of $716,000 due to an increase in insurance rates in general and additional activity associated with the management of our loan portfolio and investment partnership; and

         o FIN 46 expenses associated with real estate entities consolidated upon adoption on July 1, 2003 of FIN 46 (see Note 3 of the Notes to Consolidated Financial Statements) increased $730,000 as fiscal 2003 represents three months of operations.

RESULTS OF OPERATIONS: STRUCTURED FINANCE

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our structured finance operations during the periods indicated:

                                                                                         Years Ended September 30,
                                                                               -------------------------------------------
                                                                                  2004             2003            2002
                                                                               ----------      -----------      ----------
                                                                                             (in thousands)
Equity in earnings of structured finance investees:
    Collateral management fees.............................................    $    2,045       $      242      $        -
    Limited partner interests..............................................         1,121              328             138
    General partner interests..............................................         3,166              874              47
    Net interest earned....................................................           647                -               -
    Other..................................................................           364                -               -
                                                                               ----------      -----------      ----------
                                                                               $    7,343      $     1,444      $      185
                                                                               ==========      ===========      ==========

Costs and expenses.........................................................    $    2,128      $         -      $        -
                                                                               ==========      ===========      ==========

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

         Equity in the earnings of our structured finance investees increased $5.9 million (409%) to $7.3 million in fiscal 2004 from $1.4 million in fiscal 2003. The increase in fiscal 2004 reflects our equity earnings subsequent to the completion of offerings by six Trapeza CDO issuers which we had co-sponsored as of September 30, 2004 as compared to three Trapeza CDO issuers which we had co-sponsored as of September 30, 2003.

         Our structured finance expenses were $2.1 million in fiscal 2004. These expenses represent costs associated with our sponsorship and management of investment partnerships in the trust preferred and ABS areas. These expenses include primarily salaries and benefits and legal and professional fees. These expenses were partially offset by reimbursements of $1.3 million from our investment partnerships in the fiscal year ended 2004.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         Equity in the earnings of our structured finance investees increased $1.3 million (681%) from $185,000 in fiscal 2002 to $1.4 million in fiscal 2003. The increase in fiscal 2003 reflects our equity earnings subsequent to the completion of offerings by three Trapeza CDO issuers which we had co-sponsored as of September 30, 2003.

RESULTS OF OPERATIONS: EQUIPMENT LEASING

         The following table sets forth certain information relating to the revenues and costs and expenses incurred in our equipment leasing operations during the periods indicated:

                                                                                    Years Ended September 30,
                                                                          -------------------------------------------
                                                                              2004             2003           2002
                                                                          -----------      ----------      ----------
                                                                                         (in thousands)
Revenues:
    Leasing revenues...................................................   $     2,597      $      544      $       77
    Acquisition fees...................................................         2,542           1,012             434
    Management fees....................................................         2,462           2,421             588
    Other..............................................................           661              94             147
                                                                          -----------      ----------      ----------
                                                                          $     8,262      $    4,071      $    1,246
                                                                          ===========      ==========      ==========
Costs and expenses.....................................................   $     8,890      $    5,883      $      745
                                                                          ===========      ==========      ==========

         On June 30, 2004, we acquired a portfolio of small ticket leases with a value of $35.0 million along with numerous vendor finance relationships as well as experienced origination personnel from Premier Lease Service L.C.

Year Ended September 2004 Compared to Year Ended September 30, 2003

         Our lease originations were $149.5 million in fiscal 2004, an increase of $100.5 million (205%) from fiscal 2003. Our total lease assets under management at September 30, 2004 were $164.8 million, an increase of $101.8 million (162%) from fiscal 2003. Our leasing origination growth was facilitated by our relationships with Merrill Lynch, our investment partnership, and the Premier portfolio acquisition. This resulted in total revenues from leasing operations increasing to $8.3 million in fiscal 2004 as compared to $4.1 million in fiscal 2003, an increase of 103%.

         Leasing revenues increased to $2.6 million in fiscal 2004 as compared to $544,000 in fiscal 2003, a 377% increase, due to the increase in lease originations. Acquisition fees increased to $2.5 million in fiscal 2004 as compared to $1.0 million in fiscal 2003, a 151% increase. The increase in lease originations allowed us to sell a greater volume of leases to our investment partnership and Merrill Lynch. Management fees were relatively flat in fiscal year 2004 as compared to fiscal 2003 despite the increase in the lease portfolios managed. At the time we acquired LEAF Financial in 1995, it acted as the general partner of a series of public equipment leasing partnerships. We liquidated the last four of these partnerships in the quarter ended March 31, 2004, and, as a result, the increase of management fees from other sources was largely offset by the elimination of management fees from this source.

         Included in other income are gains on lease terminations which vary from transaction to transaction and can result in significant income variances from period to period depending upon the termination schedules.

         Our equipment leasing expenses were $8.9 million in fiscal year 2004, an increase of $3.0 million from $5.9 million in fiscal year 2003. Due to the expansion of our equipment leasing operations, our wages and benefits increased by $1.1 million and overhead operational expenses increased by $600,000 from fiscal 2003. In addition, we had previously deferred organization and offering costs in connection with the fund raising activities of our equipment leasing investment partnership. The investment partnership reimburses us for these costs as it sells partnership interests in connection with its public offering. The offering period for the current equipment leasing investment partnership closed on August 15, 2004. During the fiscal year ended September 30, 2004, based on unanticipated circumstances impacting the sale of investment units, we reduced the amount of offering costs to be reimbursed by a $1.3 million charge to earnings.

Year Ended September 2003 Compared to Year Ended September 30, 2002

         Our equipment leasing revenues were $4.1 million in fiscal 2003, an increase of $2.8 million from $1.2 million in fiscal 2002, primarily due to the receipt in fiscal 2003 of management fees and equipment leasing income associated with our new leasing investment programs.

         Our leasing expenses were $5.9 million in fiscal 2003, an increase of $5.1 million from $745,000 in fiscal 2002, primarily due to expenses associated with the expansion of our operations in connection with our new leasing programs.

RESULTS OF OPERATIONS:  OTHER COSTS AND EXPENSES AND OTHER INCOME/EXPENSE

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

         Our expenses related to the planned spin-off of Atlas America were $1.7 million for the year ended September 30, 2004. As previously discussed, in May 2004 Atlas America completed an initial public offering of 2,645,000 shares of its common stock, leaving us with an 80.2% ownership of Atlas America. In connection with the offering, Edward Cohen became Chairman, Chief Executive Officer and President of Atlas America and retired as our Chief Executive Officer. As a result of his retirement, we commenced payments required by the supplemental employment retirement plan established under his employment arrangements with us and recorded a charge of $1.4 million to reflect an actuarial adjustment based upon the acceleration of his retirement date. The balance of the reorganization expenses consisted of $351,000 of legal fees incurred in connection with the planned spin-off of Atlas America.

         Depreciation, depletion and amortization increased $3.4 million to $15.6 million in fiscal 2004 from $12.1 million in fiscal 2003. This increase primarily resulted from the increase in energy properties and equipment related to the purchase of wells and related equipment due to the expansion of our drilling efforts in fiscal 2004 and as a result of the acquisition of Spectrum by Atlas Pipeline.

         Our provision for possible losses decreased $1.2 million (65%) to $642,000 in fiscal 2004 as compared to $1.8 million in fiscal 2003. This decrease resulted primarily from the decrease in our investments in our real estate loan portfolio and other real estate assets owned through the repayment of loans and property resolutions.

         Our fiscal 2003 provision for a legal settlement of $1.2 million represents the estimated cost associated with the settlement of an action filed by the former chairman of TRM Corporation as described in Note 16 of the Notes to Consolidated Financial Statements. Subsequent to the end of fiscal 2004, our claim against our insurance company for reimbursement of our costs was settled for $1.4 million and we anticipate recording our recovery in operations during the first quarter of fiscal 2005.

         Our interest expense in fiscal 2004 decreased by $6.2 million (48%) to $6.6 million from $12.8 million in fiscal 2003, due principally to the repurchase $54.0 million of our 12% Senior Notes and repayment of real estate credit facilities as a result of disposals of real estate loans and assets in fiscal 2004.

         At September 30, 2004, we owned 24% of Atlas Pipeline through both our general partner interest and our subordinated limited partner units. As general partner, we control Atlas Pipeline; therefore, we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline earnings was $5.0 million in the year ended 2004 as compared to $4.4 million in the year ended 2003, an increase of $522,000 (12%). These increases were the result of an increase in Atlas Pipeline's net income principally caused by increases in transportation fees received, the acquisition of Spectrum and an increase in the amount of Atlas Pipeline's earnings attributable to minority interests as a result of its May 2003, April 2004 and July 2004 public offerings.

         During fiscal 2004 and fiscal 2003, we sold 782,700 and 542,600 shares, respectively, of RAIT Investment Trust and recorded gains of $9.5 million and $4.0 million, respectively. Dividend income from RAIT decreased $1.7 million to $915,000 in fiscal 2004 as a result of these sales. At September 30, 2004, we owned approximately 110,000 shares of RAIT.

         The $2.0 million loss on the early extinguishment of the debt reflects the write-off of the unamortized discount and issue costs related to the repurchased 12% Senior Notes. The repurchase of the 12% Senior Notes was completed in January 2004.

         Our effective tax rate increased to 34% in fiscal 2004 as compared to 32% in fiscal 2003 as a result of a reduction in statutory depletion and tax-exempt interest.

DISCONTINUED OPERATIONS

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

         In November 2000, we disposed of our residential mortgage lending business, LowCostLoan, Inc. (formerly Fidelity Mortgage Funding, Inc.), which we refer to as LCL. Accordingly, LCL has been reported as a discontinued operation. Upon final resolution of certain lease obligations associated with LCL, we recognized a gain on disposal of $392,000, net of tax, in fiscal 2004.

         In fiscal 2004, we also disposed of five real estate investments. Three investments in real estate loans were disposed by repayments of our loans: one as a result of a refinancing and two by sales of properties secured by our loans. In addition, two real estate properties owned by us and classified as held for sale were sold in fiscal 2004. The gains and losses on the disposal of these assets were included in gains on disposals of discontinued operations for fiscal 2004. Operating results of the four real assets classified as held for sale as of September 30, 2004 are included in losses on discontinued operations.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," our decision in fiscal 2002 to dispose of Optiron Corporation, our former energy technology subsidiary, resulted in the presentation of Optiron as a discontinued operation for the three years ended September 30, 2003. We had held a 50% interest in Optiron; as a result of the disposition in September 2002, we currently hold a 10% interest in Optiron.

         The plan of disposal required Optiron to pay to us 10% of its revenues if such revenues exceeded $2.0 million in the twelve month period following the closing of the transaction. As a result, in fiscal 2003 Optiron became obligated to pay us $295,000. The payment was made in March 2004.

         On August 1, 2000, we sold our small ticket equipment leasing subsidiary, Fidelity Leasing, Inc., to European American Bank and AEL Leasing Co., Inc., subsidiaries of ABN AMRO Bank, N.V. We received total consideration of $152.2 million, including repayment of indebtedness of Fidelity Leasing to us. Of the $152.2 million consideration, $16.0 million was paid by a non-interest bearing promissory note. The promissory note was payable to the extent of payments received from on a pool of Fidelity Leasing lease receivables and refunds received with respect to certain tax receivables. In addition, $10.0 million was placed in escrow as security for our indemnification obligations to the purchasers.

         The successor in interest to the purchaser made a series of claims with respect to our indemnification obligations and representations which were settled in December 2002. Under the settlement, we and the successor were released from certain terms and obligations of the original purchase agreements and from claims arising from circumstances known at the settlement date. In addition, we (i) released to the successor the $10.0 million escrow fund; (ii) paid the successor $6.0 million; (iii) guaranteed that the successor will receive payments of $1.2 million from a note, secured by Fidelity Leasing lease receivables, delivered at the close of the Fidelity Leasing sale; and (iv) delivered two promissory notes to the successor, each in the principal amount of $1.75 million, bearing interest at the two-year treasury rate plus 500 basis points, and due on December 31, 2003 and 2004, respectively. We recorded a loss from discontinued operations, net of taxes, of $9.4 million in connection with the settlement.

         The assets and liabilities of four entities that were consolidated under the provisions of FIN 46 in the quarter ended September 30, 2003 were classified as held for sale in that period in accordance with our intent to sell our interest in the real estate loans underlying those assets and liabilities. In addition, we foreclosed on one property in which we held a loan and have classified this property as held for sale.

CUMULATIVE EFFECTS OF CHANGES IN ACCOUNTING PRINCIPLES

         In January 2003 the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation changed the method of determining whether certain entities called variable interest entities or "VIE" should be included in our consolidated financial statements. The analysis of whether an entity is a VIE and a result, must be consolidated is based on an analysis of risks and rewards, not control, and represents a significant and complex modification of previous accounting principles. Under FIN 46, a VIE is an entity that has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected residual returns of the entity. A VIE must be consolidated by its primary beneficiary, which is the party involved with the VIE that has exposure to a majority of the expected losses or a majority of the expected residual returns or both. All other entities are evaluated for consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries."

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

         As encouraged by the pronouncement, we early-adopted FIN 46 on July 1, 2003. Consequently, certain entities relating to our real estate business were consolidated in our financial statements in fiscal 2003. Several factors that distinguish these entities from others included in our consolidated statements follow:

         o the assets and liabilities, revenues and expenses of the consolidated VIEs are included in our financial statements. The investments in real estate loans and accreted interest income thereon, which were our variable interests in the VIEs, have been removed from the financial statements;

         o we consolidated the VIEs because we determined that we were the primary beneficiary of these entities within the meaning of FIN 46; and

         o the assets and liabilities of the VIEs that are now included in our consolidated financial statements are neither our assets nor our liabilities. Liabilities of the VIE can only be satisfied from the VIE's assets, not our assets, nor can we use the VIE's assets to satisfy our obligations.

         As of July 1, 2003, the date of adoption, the consolidation of FIN 46 entities resulted in the addition of $296.5 million in assets and $185.5 million in liabilities to our consolidated balance sheet and in a $13.9 million after-tax cumulative effect adjustment in our fourth fiscal quarter. In addition, because we classified certain of our FIN 46 assets as being held for sale, the operations of those assets were recognized in our consolidated statements of operations as income (loss) from discontinued operations. Accordingly, we recognized losses of $3.4 million and income of $896,000 (net of income taxes) in fiscal 2004 and 2003, respectively.

         FIN 46 has been the subject of significant continuing interpretation by the FASB, and changes to its complex requirements are possible. In December 2003, a revised interpretation was issued, known as FIN 46(R). This revision did not have an effect on our financial position or results of operations. It is not possible to conclude whether future changes would be likely to affect the amounts we have already recorded.

         The cumulative effect of change in accounting principle in fiscal 2002 related to Optiron which adopted SFAS 142 on January 1, 2002 and, as a result of this adoption, realized an impairment and writedown on its books of goodwill associated with the on-going viability of the product with which the goodwill was associated. This impairment resulted in a cumulative effect adjustment of $1.9 million on Optiron's books, and as a result, we recorded our 50% share of this adjustment.

LIQUIDITY AND CAPITAL RESOURCES

         General. Our major sources of liquidity have been funds generated by operations, funds raised and fees earned from investor partnerships, resolutions of real estate loans, borrowings under our existing energy, real estate, leasing and corporate credit facilities and the sales of our RAIT Investment Trust shares. In fiscal 2004, a principal source of liquidity was Atlas America's payment of dividends to us principally with proceeds from its initial public offering. We have employed these funds principally in the expansion of our energy operations, the repurchase of our senior notes, the repayment of our energy and real estate credit facilities. The following table sets forth our sources and uses of cash for the periods indicated:

                                                                                       Years Ended September 30,
                                                                               -----------------------------------------
                                                                                   2004            2003         2002
                                                                               -----------     -----------   -----------
                                                                                            (in thousands)
Provided by continuing operations.........................................     $    44,820     $    44,696   $     6,467
Used in investing activities..............................................        (142,002)        (13,978)      (24,504)
Provided by (used in) financing activities................................          80,283          (8,012)       (3,477)
Provided by (used in) discontinued operations.............................          43,180          (5,624)       (1,398)
                                                                               -----------     -----------   -----------
Increase (decrease) in cash and cash equivalents..........................     $    26,281     $    17,082   $   (22,912)
                                                                               ===========     ===========   ===========

         Our liquidity is affected by national, regional and local economic trends and uncertainties as well as trends and uncertainties more particular to us, including natural gas prices, interest rates and our ability to raise funds through our sponsorship of investment partnerships and structured finance vehicles. While the current favorable natural gas pricing and interest rate environment have been positive contributors to our liquidity, and lead us to believe that we will be able to refinance, or renew, our indebtedness as it matures, there are numerous risks and uncertainties involved. We describe factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, in Item 1, "Business - Risk Factors" and in this item in "Results of Operations," "Changes in Prices and Inflation," and "Contractual Obligations and Commercial Commitments."

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

         We had $69.1 million in cash and cash equivalents on hand at September 30, 2004 as compared to $42.8 million at September 30, 2003. Our ratio of earnings (from continuing operations before income taxes, minority interest and interest expense) to fixed charges was 6.8 to 1.0 in the fiscal year ended September 30, 2004 as compared to 2.5 to 1.0 in the fiscal year ended September 30, 2003.

         Our working capital at September 30, 2004 was $54.5 million, an increase of $28.3 million from $26.2 million at September 30, 2003. This increase primarily resulted from the net proceeds from Atlas America's and Atlas Pipeline's public offerings. Our long-term debt (including current maturities) to total capital ratio at September 30, 2004 was 50% as compared to 78% at September 30, 2003.

         Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. Net cash provided by operating activities increased $124,000 in fiscal 2004, as compared to fiscal 2003, primarily due to:

         o changes in operating assets and liabilities decreased cash flows by $23.9 million primarily as a result of an increase in purchases of lease equipment which will subsequently be sold to third party equipment leasing programs and trade payables and deferred revenues on drilling contracts at September 30, 2004 as compared to September 30, 2003, due to the timing of investor funds raised and the subsequent use of those funds in our drilling programs;

         o offsetting this decrease was an increase in deferred taxes of $10.4 million; and

         o gas and oil production net revenues increased $9.5 million primarily attributable to a 19% increase in the average price we received for our natural gas production.

         Cash flows from investing activities. Net cash used in our investing activities increased $128.0 million in fiscal 2004 as compared to fiscal 2003, primarily due to the following:

         o        cash used in the acquisition of Spectrum was $141.6 million;
                  and

         o an increase in capital expenditures of $14.2 million associated with the expansion of our energy operations;

         o offsetting these items was an increase of $16.4 million in principal payments on notes receivable and proceeds from sale of assets; and

         o an increase of $8.1 million in net proceeds from the sale of RAIT Investment Trust shares to $20.2 million in fiscal 2004 as compared to $12.0 million in fiscal 2003.

         Cash flows from financing activities. Net cash used in our financing activities increased $88.3 million in fiscal 2004 as compared to fiscal 2003, primarily due to the following

         o we received proceeds of $129.7 million from public offerings of Atlas America's common stock and Atlas Pipeline's common units, an increase of $104.5 million from $25.2 million in fiscal 2003;

         o offsetting this increase was an increase in net repayments of debt of $12.8 million in fiscal 2004 as compared to fiscal 2003; and

         o an increase in dividends paid to minority interest of $3.0 million in fiscal 2004 as compared to fiscal 2003 as a result of higher earnings and more common units outstanding for Atlas Pipeline as a result of its April and July 2004 offerings of common units.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         We had $42.8 million in cash and cash equivalents on hand at September 30, 2003 as compared to $25.7 million at September 30, 2002. Our ratio of earnings (from continuing operations before income taxes, minority interest and interest expense) to fixed charges was 2.5 to 1.0 in the fiscal year ended September 30, 2003 as compared to 2.1 to 1.0 in the fiscal year ended September 30, 2002.

         Our working capital at September 30, 2003 was $26.2 million, an increase of $24.1 million from $2.1 million at September 30, 2002. This increase primarily resulted from the classification of $81.2 million of our FIN 46 assets (net of related liabilities) as held for sale, partially offset by the classification of the outstanding $54.0 million principal amount of our senior notes as current liabilities due to their August 1, 2004 maturity date. Our long-term debt (including current maturities) to total capital ratio at September 30, 2003 was 78% as compared to 66% at September 30, 2002.

         Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. Net cash provided by operating activities increased $38.2 million in fiscal 2003, as compared to fiscal 2002, primarily due to the following:

         o operating assets and liabilities increased $30.1 million primarily as a result of an increase in deferred revenues on drilling contracts at September 30, 2003 as compared to September 30, 2002, due to the timing of investor funds raised and the subsequent use of those funds in our drilling programs;

         o gas and oil production revenues increased $9.7 million primarily attributable to a 38% increase in the average price we received for our natural gas production; and

         o offsetting these increases in operating cash flow was a decrease in collections of interest of $4.1 million associated with our real estate segment due in part to our adoption of FIN 46

         Cash flows from investing activities. Net cash used in our investing activities decreased $10.5 million in fiscal 2003 as compared to fiscal 2002, primarily due to the following:

         o a realization of net proceeds of $12.0 million from sale of RAIT shares in fiscal 2003 as compared to a use of $1.9 million to acquire RAIT shares in fiscal 2002;

         o a decrease of $13.9 million in investments in real estate loans and real property interests in fiscal 2003 as compared to 2002;

         o a decrease of $4.6 million in cash spent on other assets due principally to investments with the commencement of the Trapeza entities and our equipment leasing operation in fiscal 2002;

         o offsetting these items was a decrease of $15.2 million in principal payments on notes receivable and proceeds from sale of assets; and

         o an increase in capital expenditures of $6.6 million associated with the expansion of our energy operations.

         Cash flows from financing activities. Net cash used in our financing activities increased $4.5 million in fiscal 2003 as compared to fiscal 2002, primarily due to the following

         o an increase in net repayments of debt of $28.3 million in fiscal 2003 as compared to fiscal 2002;

         o an increase in purchases of treasury stock of $3.1 million in fiscal 2003 as compared to fiscal 2002;

         o offsetting these increases were net proceeds of $25.2 million from Atlas Pipeline's public offering in fiscal 2003; and

         o an increase in proceeds from issuance of stock of $2.9 million in fiscal 2003 as compared to fiscal 2002.

CAPITAL REQUIREMENTS

         During fiscal 2004, our capital expenditures related primarily to investments in our drilling investment partnerships and pipeline expansions, in which we invested $31.9 million and $7.0 million, respectively. During fiscal 2004, we funded capital expenditures through cash on hand, borrowings under our credit facilities and from operations. We have established two credit facilities to provide additional funding sources for our capital expenditures.

         The level of capital expenditures we must devote to our exploration and production operations depends upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $138.0 million in fiscal 2005 through drilling partnerships. During fiscal 2004, we raised $107.7 million. We believe cash flow from operations and amounts available under our credit facility will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

         We continuously evaluate acquisitions of natural gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. We cannot assure you that we will be successful in our efforts to obtain outside capital.

CHANGES IN PRICES AND INFLATION

         Our revenues, the value of our assets, our ability to obtain bank loans or additional capital on attractive terms and our ability to finance our drilling activities through drilling investment partnerships have been and will continue to be affected by changes in oil and gas prices. Natural gas and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. During fiscal 2004, we received an average of $5.84 per mcf of natural gas and $32.85 per bbl of oil as compared to $4.92 per mcf and $26.91 per bbl in fiscal 2003 and $3.56 per mcf and $20.45 per bbl in fiscal 2002.

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

DIVIDENDS

         In the years ended September 30, 2004, 2003 and 2002, we paid dividends of $2.6 million, $2.3 million and $2.3 million, respectively. We have paid regular quarterly dividends since August 1995.

         The determination of the amount of future cash dividends, if any, is at the sole discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables set forth our obligations and commitments as of September 30, 2004.

                                                                                     PAYMENTS DUE BY PERIOD
                                                                                         (IN THOUSANDS)
                                                                ------------------------------------------------------------------
   CONTRACTUAL CASH OBLIGATIONS:                                  LESS THAN           1 - 3             4 - 5          AFTER 5
                                                  TOTAL            1 YEAR             YEARS             YEARS           YEARS
                                              --------------    --------------    ---------------    ------------    -------------
   Long-term debt...........................   $   120,847      $     6,151        $    43,311       $    55,080       $  16,305
   Secured revolving credit facilities......         8,487            8,487                  -                 -               -
   Capital lease obligations................             -                -                  -                 -               -
   Operating leases.........................         3,313            1,400              1,420               491               2
                                               -----------      -----------        ------------       ----------      ----------
   Total contractual cash obligations.......   $   132,647      $    16,038        $    44,731       $    55,571       $  16,307
                                               ===========      ===========        ===========       ===========       =========


                                                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                                                         (IN THOUSANDS)
                                                                ------------------------------------------------------------------
   OTHER COMMERCIAL COMMITMENTS:                                  LESS THAN           1 - 3             4 - 5          AFTER 5
                                                  TOTAL            1 YEAR             YEARS             YEARS           YEARS
                                              --------------    --------------    ---------------    ------------    -------------
   Standby letters of credit..............     $     4,048       $    4,048        $          -       $        -      $        -
   Guarantees.............................             730              730                   -                -               -
   Standby replacement commitments........           6,009            4,773               1,236                -               -
   Other commercial commitments...........         275,975            6,262             122,362           63,355          83,996
                                               -----------      -----------        ------------       ----------      ----------
   Total commercial commitments...........     $   286,762      $    15,813        $    123,598       $   63,355      $   83,996
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

Accounts Receivable, Investments in Lease Assets and Real Estate and Allowance for Possible Losses.

         Through our business segments, we engage in credit extension, monitoring, and collection.

         In equipment leasing, in evaluating our allowance for possible losses, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and management's prior experience with similar lease assets. At September 30, 2004, our credit evaluation indicated that we have no need for an allowance for possible losses for our lease assets.

         In energy, in evaluating our allowance for possible losses, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of our customer's credit information. We extend credit on an unsecured basis to many of our energy customers. At September 30, 2004, our credit evaluation indicated that we have no need for an allowance for possible losses for our oil and gas receivables.

         In real estate, in evaluating the carrying value of our investments and our allowance for possible losses, we consider general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of our loans. The value of our investments may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. We reduce our investment in real estate loans by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans or properties. As of September 30, 2004 and 2003, we had investments in real estate loans and real estate of $47.1 million and $68.9 million, net of an allowance for possible losses of $989,000 and $1.4 million, respectively. We believe our allowance for possible losses is adequate at September 30, 2004. However, an adverse change in the facts and circumstances with regard to one of our larger loans or properties could cause us to experience a loss in excess of our allowance.

         We believe that our allowance for possible losses is reasonable based on our experience and our analysis of the net realizable value of our receivables at September 30, 2004.

Reserve Estimates

         Our estimates of our proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the U.S. Securities and Exchange Commission, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports and may affect our ability to pay amounts due under our credit facilities or cause a reduction in our energy credit facilities. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

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

Dismantlement, Restoration, Reclamation and Abandonment Costs

         On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of equipment recoverable upon abandonment. On October 1, 2002 we adopted SFAS 143, as discussed in Note 2 to our consolidated financial statements. As of September 30, 2004, 2003 and 2002, our estimate of salvage values was greater than or equal to our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or costs, could reduce our gross profit from energy operations.

Goodwill and Other Long-Lived Assets

         Goodwill and other intangibles with an indefinite useful life are no longer amortized, but instead are assessed for impairment annually. We have recorded goodwill of $37.5 million in connection with several acquisitions of assets. In assessing impairment of goodwill, we use estimates and assumptions in estimating the fair value of reporting units. If under these estimates and assumptions we determine that the fair value of a reporting unit has been reduced, the reduction can result in an "impairment" of goodwill. However, future results could differ from the estimates and assumptions we use. Events or circumstances which might lead to an indication of impairment of goodwill would include, but might not be limited to, prolonged decreases in expectations of long-term well servicing and/or drilling activity or rates brought about by prolonged decreases in natural gas or oil prices, changes in government regulation of the natural gas and oil industry or other events which could affect the level of activity of exploration and production companies.

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

Revenue Recognition

         Energy. We conduct certain energy activities through, and a portion of our revenues are attributable to, sponsored energy limited partnerships. These energy partnerships raise capital from investors to drill gas and oil wells. We serve as general partner of the energy partnerships and assume customary rights and obligations for them. As the general partner, we are liable for partnership liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the partnerships. The income from our general partner interest is recorded when the gas and oil are sold by a partnership.

         We contract with the energy partnerships to drill partnership wells. The contracts require that the energy partnerships must pay us the full contract price upon execution. The income from a drilling contract is recognized as the services are performed. The contracts are typically completed in less than 60 days. On an uncompleted contract, we classify the difference between the contract payments we have received and contract costs previously incurred as a current liability.

         We recognize gathering, transmission and processing revenues at the time the natural gas and liquids are delivered.

         We recognize well services revenues at the time the services are performed.

         We are entitled to receive management fees according to the respective partnership agreements. We recognize such fees as income when earned and include them in energy revenues.

         We record the income from the working interests and overriding royalties of wells in which we own an interest when the gas and oil are delivered.

         Real Estate. We sponsored and manage two real estate partnerships which were organized to invest in multi-family residential properties. We receive acquisition fees equal to 1.75% (previously 2%) of the net purchase price of properties acquired and an additional 1.75% (previously 2%) fee for debt placement related to the properties acquired. We recognize these fees upon acquiring the properties and obtaining the related financing. We sponsored a third real estate partnership in the third quarter of fiscal 2004, which is still in the offering stage at September 30, 2004.

         We also receive a fee equal to 5% of the gross operating revenues from the partnerships' properties, payable monthly. We recognize this fee as the partnerships' revenues are earned. Additionally, we receive an annual investment management fee from the partnerships equal to 1% of the gross offering proceeds of the partnership for our services. This investment management fee is recognized ratably over each annual period.

         We accrete the difference between our cost basis in a real estate loan and the sum of projected cash flows from that loan into interest income over the estimated life of the loan using the interest method which recognizes a level interest rate over the life of the loan. We review projected cash flows, which include amounts realizable from the underlying properties, on a regular basis. Changes to projected cash flows, which can be based upon updated property appraisals, changes to the property and changes to the real estate market in general, reduce or increase the amounts accreted into interest income over the remaining life of the loan. We also utilize the cost recovery method for loans when appropriate under the circumstances.

         Equipment Leasing. Our lease transactions are generally classified as direct financing leases in accordance with SFAS No. 13 and its amendments (as distinguished from sales-type or operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. Unearned lease income, which is recognized as revenue over the term of the lease by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. We generally discontinue the recognition of revenue for leases for which payments are more than 90 days past due. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in lease receivables and amortized over the lease term as a reduction in the yield.

         Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with accounting principles generally accepted in the United States, we write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of our rental equipment.

         We receive acquisition fees from certain parties equal to a percentage of the cost of leased equipment acquired on behalf of these parties as compensation for acquisition expenses incurred related to the lease acquisition. These fees are earned at the time of the sale of the related leased equipment to those parties.

         We receive management fees for managing and servicing the leased assets acquired on behalf of these parties and earn fees at the time the service is performed. We receive servicing fees ranging from 2% to 6% of gross rental payments received from certain parties and for others, we receive servicing fees that average 1% of the managed portfolio balance. In addition, we also receive fees as a reimbursement of our operating and administrative expenses incurred to manage the Partnerships.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to risks arising from changes in interest rates and oil and gas prices. The disclosures are not meant to be precise indicators of the effects of expected changes in market conditions, but rather indicators of the effects of reasonably possible changes. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than trading.

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

         The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred on September 30, 2004. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

ENERGY

         Interest Rate Risk. At September 30, 2004, the amount outstanding under Atlas America's credit facility had decreased to $25.0 million from $31.0 million at September 30, 2003. The weighted average interest rate for this facility increased from 2.9% at September 30, 2003 to 4.1% at September 30, 2004 due to a larger portion of our borrowings being at the bank's prime rate and an increase in short term market interest rates. Holding all other variables constant, a hypothetical 10% change in the weighted average interest rate would change our net income by approximately $55,000.

         At September 30, 2004, Atlas Pipeline had a $75.0 million four-year revolving line of credit which can be increased by an additional $40.0 million under certain circumstances and a $60.0 million five year-term loan, to fund the expansion of its existing gathering systems and the acquisition of other gas gathering systems. Atlas Pipeline had $60.0 million drawn on this facility at September 30, 2004. The weighted average interest rate for borrowings under this credit facility was 6.0% at September 30, 2004. Holding all other variables constant, a hypothetical 10% change in the weighted average interest rate would change our net income by approximately $46,000.

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

         Atlas America does not hold or issue derivative instruments for trading purposes. Historically, it has entered into financial hedging activities for a portion of its projected natural gas production. Atlas America recognizes gains and losses from the settlement of these hedges in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when Atlas America delivers the associated natural gas. Atlas America determines gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. We recognized losses of $1.1 million and $59,000 on settled contracts during the years ended September 30, 2004 and 2003, respectively. Atlas America had no open hedge transactions in place as of September 30, 2004.

         Atlas America also enters into forward sales transactions which are not deemed hedges for accounting purposes because they require firm delivery of natural gas. Thus, Atlas America limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by FirstEnergy Solutions, Colonial Energy, Inc., UGI Energy Services, and any other third-party marketers for certain volumes of natural gas sold under these sales agreements may be significantly different from the underlying monthly spot market value.

         The portion of natural gas that Atlas America engages in forward sales and the manner in which it is sold (e.g., fixed pricing, floor and/or floor price with a cap, which we refer to as a costless collar) changes from time to time. As of September 30, 2004, Atlas America's overall forward sales position for the future months ending March 2006 for its natural gas production was approximately as follows:

         o  48% was sold with a fixed price;

         o  1% was sold with a floor price and/or costless collar price; and

         o  51% was sold subject to market-based pricing.

         Atlas America also enters into forward sales transactions, which we discuss in Item 1, "Business - Energy - Forward Sales."

         In our Mid-Continent operations, we are exposed to commodity price risks as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, we receive fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we receive either fees or commodities as payment for these services, based on the type of contractual agreement. Based on our current contract mix, we have a long NGL position and a long natural gas position. Based upon our portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $0.01 per gallon in the price of NGLs and $0.10 per million BTUs in the average price of natural gas would result in decreases in annual net income of approximately $227,000 and $146,000, respectively. In addition, a decrease of $1.00 per barrel in the average price of crude oil would result in a decrease to annual net income of approximately $46,000.

         Our Mid-Continent operations also entered into financial swap instruments, some of which settled during the three months ended September 30, 2004, that are designated as cash flow hedging instruments in accordance with SFAS 133. The maturities of the instruments outstanding at September 30, 2004 are less than three years. The swap instruments are contractual agreements to exchange obligations of money between the buyer and seller of the instruments as natural gas, NGLs and crude oil volumes during the pricing period are sold. The swaps are tied to a set fixed price for the seller and floating prices for the buyer based on specified market index prices at the end of the relevant trading period. We also enter into offsetting option transactions that fix the price for the seller within the range of prices established by puts purchased and calls sold and provide floating prices for the buyer based on specified market index prices at the end of the relevant trading period. We entered into these instruments to hedge the residue natural gas, NGLs and condensate sales that we had forecasted would occur against variability in expected future cash flows attributable to changes in market prices. For the instruments that were settled during the year ended September 30, 2004, we recognized a loss of $27,000.

         Spectrum entered into several swaps that were designed to hedge NGLs prices during the three months ended September 30, 2004 that did not meet specific hedge accounting criteria. Spectrum recognized a loss of $697,000 related to these instruments during the year ended September 30, 2004.

         As of September 30, 2004, Atlas Pipeline had the following NGLs, natural gas, and crude oil volumes hedged.

NATURAL GAS LIQUIDS FIXED-PRICE SWAPS

        Production                                                Average                  Fair Value
          Period                     Volumes                    Fixed Price                 Liability
        ----------                  ---------                   -----------              --------------
      (calendar year)                gallons                    (per gallon)             (in thousands)
           2004                      2,562,000                     $  0.645               $    (282)
           2005                     10,584,000                        0.537                  (2,524)
           2006                      6,804,000                        0.575                  (1,030)
                                                                                          ---------
                                                                                          $  (3,836)
                                                                                          =========
NATURAL GAS FIXED - PRICE SWAPS

        Production                                                Average                  Fair Value
          Period                     Volumes                    Fixed Price                 Liability
        ----------                  ---------                   -----------              --------------
      (calendar year)               (MMBTU)(1)                  (per MMBTU)              (in thousands)
           2005                        960,000                   $  6.165                 $    (697)
           2006                        450,000                      5.920                      (160)
                                                                                          ---------
                                                                                          $    (857)
                                                                                          =========
NATURAL GAS OPTIONS

       Production                                                         Average             Fair Value
         Period              Option Type            Volumes             Strike Price       Asset (Liability)
       ----------            -----------           ---------            ------------       -----------------
      (calendar year)                              (MMBTU)(1)            (per MMBTU)        (in thousands)
          2004           Puts purchased             150,000               $  5.700             $      7
          2004           Calls sold                 150,000                  6.970                  (41)
          2005           Puts purchased             180,000                  5.875                    -
          2005           Calls sold                 180,000                  7.110                 (145)
                                                                                               --------
                                                                                               $   (179)
                                                                                               ========
CRUDE FIXED - PRICE SWAPS

        Production                                                Average                  Fair Value
          Period                     Volumes                    Fixed Price                 Liability
        ----------                  ---------                   -----------              --------------
      (calendar year)               (barrels)                   (per barrel)             (in thousands)
           2006                       18,000                      $  38.767               $      (31)
                                                                                          ==========
CRUDE OPTIONS

       Production                                                         Average             Fair Value
         Period          Option Type                Volumes             Strike Price           Liability
        ----------       -----------               ---------            ------------        --------------
      (calendar year)                               (barrels)           (per barrel)        (in thousands)
          2004           Puts purchased              25,000               $  32.200            $      -
          2004           Calls sold                  25,000                  38.560                (244)
          2005           Puts purchased              75,000                  30.067                   -
          2005           Calls sold                  75,000                  34.383                (846)
          2006           Puts purchased               5,000                  30.000                   -
          2006           Calls sold                   5,000                  34.250                 (39)
                                                                                               --------
                                                                                               $ (1,129)
                                                                                               --------
                                                                                Total          $ (6,032)
                                                                                               ========

-------------------
(1) MMBTU means million British Thermal Units.

         As of September 30, 2004, the fair value of the swap agreements Atlas Pipeline had entered into in order to convert our market-sensitive floating price contracts to fixed-price positions resulted in a $6.0 million liability.

REAL ESTATE

         Portfolio Loans and Related Senior Liens. We believe that none of the six loans held in our portfolio as of September 30, 2004 (including loans treated in our consolidated financial statements as FIN 46 assets and liabilities) are sensitive to changes in interest rates since:

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

EQUIPMENT LEASING

         At September 30, 2004, the amount outstanding on LEAF Financial's credit facility with National City Bank was $8.5 million at a weighted average interest rate of 4.3% while the amount outstanding on its $15.0 million credit facility with Commerce Bank was $9.6 million at a weighted average interest rate of 4.4%. A hypothetical 10% change in the weighted average interest rates on these facilities would change our net income by approximately $54,700.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


















              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 2004 and 2003, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the notes to consolidated financial statements, effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and changed its method of accounting for its plugging and abandonment liability related to its oil and gas wells and associated pipelines and equipment.

As discussed in Note 3 to the notes to consolidated financial statements, effective July 1, 2003, the Company adopted FASB Interpretation 46, Consolidation of Variable Interest Entities, and changed its method of accounting for certain investments in real estate loans.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I, III and IV are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Grant Thornton LLP

Cleveland, Ohio
November 22, 2004

                                         RESOURCE AMERICA, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                      SEPTEMBER 30, 2004 AND 2003

                                                                                   2004         2003
                                                                                 --------     --------
                                                                                    (in thousands,
                                                                                   except share data)
ASSETS
Current assets:
   Cash and cash equivalents.................................................    $ 69,099     $ 42,818
   Investments in lease assets...............................................      24,177        6,817
   Accounts receivable and prepaid expenses..................................      31,634       24,012
   Assets held for sale......................................................     102,963      222,677
                                                                                 --------     --------
     Total current assets....................................................     227,873      296,324

Investments in real estate loans and real estate.............................      47,119       68,936
Investment in RAIT Investment Trust..........................................       3,026       20,511
Property and equipment, net..................................................     374,192      219,445
Other assets.................................................................      28,593       19,582
Intangible assets, net.......................................................       7,433        8,476
Goodwill, net of accumulated amortization of $4,532..........................      37,470       37,470
                                                                                 --------     --------
                                                                                 $725,706     $670,744
                                                                                 ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.........................................    $  6,151     $ 60,579
   Secured revolving credit facility - equipment leasing.....................       8,487        7,168
   Accounts payable..........................................................      25,413       23,951
   Liabilities associated with assets held for sale..........................      65,300      141,473
   Accrued liabilities.......................................................      38,679       14,749
   Liabilities associated with drilling contracts............................      29,375       22,158
                                                                                 --------     --------
     Total current liabilities...............................................     173,405      270,078

Long-term debt...............................................................     114,696      110,208

Deferred revenue and other liabilities.......................................       9,263        6,150
Deferred income taxes........................................................      19,677       12,878
Minority interests...........................................................     150,750       43,976
Commitments and contingencies................................................           -            -

Stockholders' equity:
   Preferred stock, $1.00 par value: 1,000,000 authorized shares.............           -            -
   Common stock, $0.01 par value: 49,000,000 authorized shares...............         255          255
   Additional paid-in capital................................................     247,865      227,211
   Less treasury stock, at cost..............................................     (77,667)     (78,860)
   Less ESOP loan receivable.................................................      (1,127)      (1,137)
   Accumulated other comprehensive (loss) income.............................      (1,575)       5,611
   Retained earnings.........................................................      90,164       74,374
                                                                                 --------     --------
     Total stockholders' equity..............................................     257,915      227,454
                                                                                 --------     --------
                                                                                 $725,706     $670,744
                                                                                 ========     ========


           See accompanying notes to consolidated financial statements

                                               RESOURCE AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

                                                                                  2004         2003         2002
                                                                                --------     --------     --------
                                                                               (in thousands, except per share data)
REVENUES
Energy.......................................................................   $180,352     $105,262     $ 97,912
Real estate..................................................................     18,884       13,678       16,582
Equipment leasing............................................................      8,262        4,071        1,246
Equity in earnings of structured finance investees...........................      7,343        1,444          185
                                                                                --------     --------     --------
                                                                                 214,841      124,455      115,925
COSTS AND EXPENSES
Energy.......................................................................    125,716       67,215       69,580
Real estate..................................................................     15,836        4,610        2,423
Equipment leasing............................................................      8,890        5,883          745
Structured finance...........................................................      2,128            -            -
General and administrative...................................................      7,062        6,925        7,889
Atlas America, Inc. planned spin-off.........................................      1,723            -            -
Depreciation, depletion and amortization.....................................     15,568       12,148       11,161
Provision for possible losses................................................        642        1,848        1,393
Provision for legal settlements..............................................          -        1,185        1,000
                                                                                --------     --------     --------
                                                                                 177,565       99,814       94,191
                                                                                --------     --------     --------
OPERATING INCOME.............................................................     37,276       24,641       21,734

OTHER INCOME (EXPENSE)
Interest expense.............................................................     (6,616)     (12,789)     (12,740)
Minority interest in Atlas Pipeline Partners, L.P............................     (4,961)      (4,439)      (2,605)
Other income, net............................................................      9,670        7,114        5,383
                                                                                --------     --------     --------
                                                                                  (1,907)     (10,114)      (9,962)
                                                                                --------     --------     --------
Income from continuing operations before income taxes, minority interest,
    and cumulative effects of changes in accounting principles...............     35,369       14,527       11,772
Provision for income taxes...................................................     12,025        4,649        3,414
                                                                                --------     --------     --------
Income from continuing operations before minority interest and
    cumulative effects of changes in accounting principles...................     23,344        9,878        8,358
Minority interest in Atlas America, Inc., net of taxes.......................     (1,881)           -            -
                                                                                --------     --------     --------
Income from continuing operations............................................     21,463        9,878        8,358
(Loss) income on discontinued operations, net of taxes.......................     (3,054)       1,088      (11,040)
Cumulative effects of changes in accounting principles, net of taxes.........          -      (13,881)        (627)
                                                                                --------     --------     --------

NET INCOME (LOSS)............................................................   $ 18,409     $ (2,915)    $ (3,309)
                                                                                ========     ========     ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC:
From continuing operations...................................................   $   1.23     $   0.58     $   0.48
Discontinued operations......................................................      (0.17)        0.06        (0.63)
Cumulative effects of changes in accounting principles.......................          -        (0.81)       (0.04)
                                                                                --------     --------     --------
Net income (loss) per common share - basic...................................   $   1.06     $  (0.17)    $  (0.19)
                                                                                ========     ========     ========
Weighted average common shares outstanding...................................     17,417       17,172       17,446
                                                                                ========     ========     ========
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
From continuing operations...................................................   $   1.17     $   0.56     $   0.47
Discontinued operations......................................................      (0.16)        0.06        (0.62)
Cumulative effects of changes in accounting principles.......................          -        (0.79)       (0.04)
                                                                                --------     --------     --------
Net income (loss) per common share - diluted.................................   $   1.01     $  (0.17)    $  (0.19)
                                                                                ========     ========     ========
Weighted average common shares...............................................     18,309       17,568       17,805
                                                                                ========     ========     ========


           See accompanying notes to consolidated financial statements


                                               RESOURCE AMERICA, INC.
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


                                                                                  2004         2003         2002
                                                                                -------      --------     --------
                                                                                           (in thousands)
Net income (loss)...........................................................    $18,409      $ (2,915)    $ (3,309)
Other comprehensive (loss) income:
   Unrealized gain on investment in RAIT Investment Trust,
     net of taxes of $827, $1,040 and $2,305................................      1,606         2,211        4,475
   Less: reclassification adjustment for gains realized in net income (loss),
     net of taxes of $3,214 and $1,291......................................     (6,239)       (2,744)           -
                                                                                -------      --------     --------
                                                                                 (4,633)         (533)       4,475
  Unrealized holding losses on natural gas futures arising during the period
      net of taxes of  $1,384, $245 and $118................................     (2,571)         (520)        (263)
  Less:  reclassification adjustment for losses realized in net income (loss),
     net of taxes of $10, $355 and $17......................................         18           753           42
                                                                                -------      --------     --------
                                                                                 (2,553)          233         (221)
                                                                                -------      --------     --------
Comprehensive income (loss).................................................    $11,223      $ (3,215)    $    945
                                                                                =======      ========     ========




























           See accompanying notes to consolidated financial statements

                                                       RESOURCE AMERICA, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002
                                                  (in thousands, except share data)

                                                                                                                        Accumulated
                                                  Common Stock      Additional      Treasury Stock         ESOP            Other
                                               -------------------   Paid-In     --------------------      Loan        Comprehensive
                                                 Shares     Amount   Capital       Shares     Amount    Receivable     Income (Loss)
                                               -------------------------------------------------------------------------------------
Balance, September 30, 2001..................  24,940,037   $  249   $223,712    (7,498,613) $(74,080)   $(1,297)      $   1,657
Treasury shares issued.......................                            (429)       31,537       769
Issuance of common stock.....................     104,029        1        297
Tax benefit from employee stock options......                             244
Purchase of treasury shares..................                                      (156,122)   (1,517)
Other comprehensive income...................                                                                              4,254
Cash dividends ($0.13 per share).............
Repayment of ESOP loan.......................                                                                 96
Net loss.....................................
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002..................  25,044,066   $  250   $223,824    (7,623,198) $(74,828)   $(1,201)      $   5,911
Treasury shares issued.......................                            (373)       29,666       622
Issuance of common stock.....................     419,579        5      3,352
Tax benefit from employee stock options......                             408
Purchase of treasury shares..................                                      (519,968)   (4,654)
Other comprehensive loss.....................                                                                               (300)
Cash dividends ($0.13 per share).............
Repayment of ESOP loan.......................                                                                 64
Net loss.....................................
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003..................  25,463,645   $  255   $227,211    (8,113,500) $(78,860)   $(1,137)      $   5,611
Treasury shares issued.......................                            (440)       60,438     1,193
Gain on sale of Atlas America, Inc. shares...                          20,360
Issuance of common stock.....................      83,987                 613
Tax benefit from employee stock options......                             121
Other comprehensive loss.....................                                                                             (7,186)
Cash dividends ($0.17 per share).............
Repayment of ESOP loan.......................                                                                 10
Net income...................................
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004..................  25,547,632   $  255   $247,865     8,053,062  $(77,667)   $(1,127)        $(1,575)
====================================================================================================================================

[RESTUBBED TABLE]

                                                             Total
                                                 Retained Stockholders'
                                                 Earnings    Equity
                                               ------------------------
Balance, September 30, 2001..................    $ 85,218   $235,459
Treasury shares issued.......................                    340
Issuance of common stock.....................                    298
Tax benefit from employee stock options......                    244
Purchase of treasury shares..................                 (1,517)
Other comprehensive income...................                  4,254
Cash dividends ($0.13 per share).............      (2,326)    (2,326)
Repayment of ESOP loan.......................                     96
Net loss.....................................      (3,309)    (3,309)
---------------------------------------------  ---------------------
Balance, September 30, 2002..................    $ 79,583   $233,539
Treasury shares issued.......................                    249
Issuance of common stock.....................                  3,357
Tax benefit from employee stock options......                    408
Purchase of treasury shares..................                 (4,654)
Other comprehensive loss.....................                   (300)
Cash dividends ($0.13 per share).............      (2,294)    (2,294)
Repayment of ESOP loan.......................                     64
Net loss.....................................      (2,915)    (2,915)
---------------------------------------------  ------------------------
Balance, September 30, 2003..................    $ 74,374   $227,454
Treasury shares issued.......................                    753
Gain on sale of Atlas America, Inc. shares...                 20,360
Issuance of common stock.....................                    613
Tax benefit from employee stock options......                    121
Other comprehensive loss.....................                 (7,186)
Cash dividends ($0.17 per share).............      (2,619)    (2,619)
Repayment of ESOP loan.......................                     10
Net income...................................      18,409     18,409
---------------------------------------------  ------------------------
Balance, September 30, 2004..................    $ 90,164   $257,915
=============================================  ========================


           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

                                                                                 2004           2003         2002
                                                                               ---------     ---------     ---------
                                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................................    $  18,409     $  (2,915)    $  (3,309)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation, depletion and amortization................................       15,568        12,148        11,161
   Amortization of discount on senior notes and deferred finance costs.....        1,212         1,762         1,095
   Provision for possible losses...........................................          642         1,848         1,393
   Minority interests......................................................        6,842         4,439         2,605
   Equity in (earnings) loss of equity investees...........................       (8,582)       (1,683)         (639)
   Loss (income) on discontinued operations................................        3,054        (1,088)       11,040
   Deferred income taxes...................................................       12,025         1,616        (7,413)
   Accretion of discount...................................................       (1,909)       (1,962)       (3,212)
   Collection of interest..................................................        1,853         1,130         5,243
   Non-cash compensation...................................................        2,199           250           341
   Cumulative effects of changes in accounting principles..................            -        13,881           627
   Terminated acquisition..................................................        2,987             -             -
   Net gains on asset dispositions.........................................       (7,922)       (4,775)       (2,507)
   Property impairments, abandonments and write-downs......................        2,271            24            24
Changes in operating assets and liabilities.................................      (3,829)       20,021        (9,982)
                                                                               ---------     ---------     ---------
Net cash provided by operating activities of continuing operations.........       44,820        44,696         6,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid in asset acquisitions........................................     (141,564)            -             -
Capital expenditures.......................................................      (42,766)      (28,568)      (21,967)
Principal payments on notes receivable and proceeds from sale of assets....       26,441        10,053        25,220
Proceeds from sales (purchases) of RAIT Investment Trust shares............       20,170        12,044        (1,890)
Increase in other assets...................................................          616        (1,586)       (6,008)
Investments in real estate loans and real estate...........................       (4,899)       (5,921)      (19,859)
                                                                               ---------     ---------     ---------
Net cash used in investing activities of continuing operations.............     (142,002)      (13,978)      (24,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings.................................................................      326,389        96,937       173,753
Principal payments on borrowings...........................................     (362,416)     (120,135)     (168,619)
Net proceeds from public offerings.........................................      129,705        25,182             -
Distributions paid to minority interests of Atlas Pipeline Partners, L.P...       (7,271)       (4,233)       (3,623)
Dividends paid.............................................................       (2,619)       (2,294)       (2,326)
Purchase of treasury stock.................................................            -        (4,654)       (1,517)
Repayment of ESOP loan.....................................................           10            64            96
Increase in other assets...................................................       (4,097)       (1,812)       (1,258)
Proceeds from issuance of stock............................................          582         2,933            17
                                                                               ---------     ---------     ---------
Net cash provided by (used in) financing activities of
   continuing operations...................................................       80,283        (8,012)       (3,477)
Net cash provided by (used in) discontinued operations.....................       43,180        (5,624)       (1,398)
                                                                               ---------     ---------     ---------
Increase (decrease) in cash and cash equivalents...........................       26,281        17,082       (22,912)
Cash and cash equivalents at beginning of year.............................       42,818        25,736        48,648
                                                                               ---------     ---------     ---------
Cash and cash equivalents at end of year...................................    $  69,099     $  42,818     $  25,736
                                                                               =========     =========     =========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 1 - NATURE OF OPERATIONS

         Resource America, Inc. (the "Company") is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for the Company and for outside investors in the energy, real estate, equipment leasing and structured finance sectors. As a specialized asset manager, the Company seeks to develop investment vehicles in which outside investors invest along with the Company and for which the Company manages the assets acquired pursuant to long-term management and operating agreements. The Company limits investment vehicles to investment areas where it owns existing operating companies or has specific expertise.

         In energy, through Atlas America, Inc. ("Atlas America") an 80.2% owned subsidiary, the Company sponsors drilling partnerships, produces and sells natural gas and, to a significantly lesser extent, oil. The Company finances a substantial portion of its drilling activities through drilling partnerships it sponsors. The Company typically acts as the managing general partner of these partnerships and has a material partnership interest. The Company, through Atlas Pipeline Partners, L.P. ("Atlas Pipeline"), transports natural gas from wells it owns and operates and wells owned by others to interstate pipelines and, in some cases, to end users and operates a natural gas processing facility. Atlas Pipeline is a master limited partnership in which the Company has a 24% interest. A subsidiary of the Company is the general partner of Atlas Pipeline.

         In real estate, the Company has expanded its real estate operations through the sponsorship of real estate investment partnerships. It has sponsored three such investment partnerships, two of which have commenced operations and the other of which was in the offering stage as of September 30, 2004. The Company also manages a portfolio of real estate loans and, principally as a result of loan restructurings or foreclosures, interests in real property.

         In equipment leasing, the Company has sponsored two publicly-held equipment leasing partnerships. The first partnership commenced operations in March 2003 and the other was in the pre-offering stage as of September 30, 2004. In April 2003, the Company entered into an agreement with a third party under which the Company originates equipment leases and sells them to the third party.

         In structured finance, the Company has acted as the co-sponsor of seven issuers of collateralized debt obligations ("CDOs") that invest in trust preferred securities of banks, bank holding companies and similar financial institutions. Six of the CDO issuers have commenced operations; the seventh was in the offering stage as of September 30, 2004. In 2004, a wholly-owned subsidiary was formed to develop and sponsor CDO issuers holding asset-backed securities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

         Certain reclassifications have been made to the fiscal 2003 and fiscal 2002 consolidated financial statements to conform to the fiscal 2004 presentation.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for Atlas Pipeline and Atlas America. Through Atlas America, in accordance with established practice in the oil and gas industry, the Company also includes its pro-rata share of assets, liabilities, revenues and costs and expenses of the energy partnerships in which the Company has an interest. In addition, commencing with the adoption of Financial Accounting Standards Board ("FASB") Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46") on July 1, 2003, the Company consolidated certain variable interest entities ("VIEs") in which it has determined that it is the primary beneficiary. All material intercompany transactions have been eliminated.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge may be required to reduce the carrying amount for that asset to its estimated fair value.

STOCK-BASED COMPENSATION

         The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by the required disclosures SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

STOCK-BASED COMPENSATION  - (CONTINUED)

         No stock-based employee compensation cost is reflected in net income
(loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 10 years, stock volatility, 23%, 70% and 64% in fiscal 2004, 2003 and 2002, respectively; risk-free interest rate, 4.1%, 4.0% and 4.4% in fiscal 2004, 2003 and 2002, respectively; dividends were based on the Company's historical rate.

         The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                                       Years Ended September 30,
                                                                              -------------------------------------------
                                                                                   2004           2003           2002
                                                                              -----------     ------------   ------------
                                                                                 (in thousands, except per share data)
Net income (loss), as reported............................................    $    18,409     $    (2,915)   $    (3,309)

Less total stock-based employee compensation expense determined under
   the fair value based method for all awards, net of income taxes........         (2,328)         (3,100)        (3,464)
                                                                              -----------     -----------    -----------
Pro forma net income (loss)...............................................    $    16,081     $    (6,015)   $    (6,773)
                                                                              ===========     ===========    ===========
Earnings (loss) per share:
   Basic - as reported....................................................    $     1.06      $    (0.17)    $     (0.19)
   Basic - pro forma......................................................    $     0.92      $    (0.35)    $     (0.39)

   Diluted - as reported..................................................    $     1.01      $    (0.17)    $     (0.19)
   Diluted - pro forma....................................................    $     0.88      $    (0.35)    $     (0.39)

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

         Comprehensive (loss) income includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss), are referred to as "other comprehensive (loss) income" and for the Company include changes in the fair value, net of taxes, of marketable securities and unrealized hedging gains and losses. Accumulated other comprehensive (loss) income is related to the following:

                                                                                     At September 30,
                                                                                  ----------------------
                                                                                    2004           2003
                                                                                  -------         ------
                                                                                      (in thousands)
Marketable securities - unrealized gains..................................        $   978         $5,611
Unrealized hedging losses.................................................         (2,553)             -
                                                                                  -------         ------
                                                                                  $(1,575)        $5,611
                                                                                  =======         ======

PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at the dates indicated:

                                                                                      At September 30,
                                                                                  -----------------------
                                                                                    2004           2003
                                                                                  --------       --------
                                                                                      (in thousands)
Mineral interests:
    Proved properties........................................................     $  2,544       $    844
    Unproved properties......................................................        1,002            563
Wells and related equipment..................................................      184,046        150,657
Pipeline and compression facilities..........................................      163,302         32,958
Rights-of-way................................................................       14,702            561
Land, building and improvements..............................................        7,394          3,984
Support equipment............................................................        2,902          2,189
Real estate assets - FIN 46..................................................       60,357         76,137
Other........................................................................        7,413          5,202
                                                                                  --------       --------
                                                                                   443,662        273,095
Accumulated depreciation, depletion and amortization:
    Oil and gas properties...................................................      (63,551)       (50,170)
    Other ...................................................................       (5,919)        (3,480)
                                                                                  --------       --------
                                                                                   (69,470)       (53,650)
                                                                                  --------       --------
                                                                                  $374,192       $219,445
                                                                                  ========       ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

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

         The Company assesses unproved and proved properties periodically to determine whether there has been a decline in value and, if a decline is indicated, a loss is recognized. The assessment of significant unproved properties for impairment is on a property-by-property basis. The Company considers whether a dry hole has been drilled on a portion of, or in close proximity to, the property, the Company's intentions of further drilling, the remaining lease term of the property, and its experience in similar fields in close proximity. The Company assesses in the aggregate unproved properties whose costs are individually insignificant. This assessment includes considering the Company's experience with similar situations, the primary lease terms, the average holding period of unproved properties and the relative proportion of such properties on which proved reserves have been found in the past.

         The Company compares the carrying value of its proved developed gas and oil producing properties to the estimated future cash flows from such properties in order to determine whether their carrying values should be reduced. No adjustment was necessary during any of the fiscal years in the three year period ended September 30, 2004. If an impairment is indicated, the property costs are written down to fair value based on the present value of estimated cash flows of the property.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

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

         The Company computes depreciation on property and equipment, other than gas and oil properties, using the straight-line method over the estimated economic lives, which range from three to 50 years.

ASSET RETIREMENT OBLIGATIONS

         Effective October 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the Company to recognize an estimated liability for the plugging and abandonment of its oil and gas wells and associated pipelines and equipment. Under SFAS 143, the Company must currently recognize a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The present values of the expected asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 requires the Company to consider estimated salvage value in the calculation of depreciation, depletion and amortization. Consistent with industry practice, historically the Company had determined the cost of plugging and abandonment on its oil and gas properties would be offset by salvage values received. The adoption of SFAS 143 resulted in (i) an increase of total liabilities because retirement obligations are required to be recognized, (ii) an increase in the recognized cost of assets because the retirement costs are added to the carrying amount of the long-lived assets and (iii) a decrease in depletion expense, because the estimated salvage values are now considered in the depletion calculation.

         The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

ASSET RETIREMENT OBLIGATIONS - (CONTINUED)

         A reconciliation of the Company's liability for well plugging and abandonment costs for the years ended September 30, 2004 and 2003 is as follows (in thousands):

                                                                                      September 30,
                                                                                  ---------------------
                                                                                   2004           2003
                                                                                  ------         ------
Asset retirement obligations, beginning of period.........................        $3,131         $    -
Adoption of SFAS 143......................................................             -          3,380
Liabilities incurred......................................................         1,724             93
Liabilities settled.......................................................           (58)           (52)
Revision in estimates.....................................................          (205)          (494)
Accretion expense.........................................................           296            204
                                                                                  ------         ------
Asset retirement obligations, end of period...............................        $4,888         $3,131
                                                                                  ======         ======

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

         The following table discloses the pre-tax unrealized gain relating to the Company's investment in RAIT at the periods indicated:

                                                                                  September 30,
                                                                               -------------------
                                                                                2004        2003
                                                                               ------      -------
                                                                                 (in thousands)
Cost......................................................................     $1,543      $12,260
Unrealized gain...........................................................      1,483        8,251
                                                                               ------      -------
Estimated fair value......................................................     $3,026      $20,511
                                                                               ======      =======

         In fiscal 2004, the Company sold 782,700 common shares of RAIT for $20.2 million and realized gains of $9.5 million. In fiscal 2003, the Company sold 542,600 common shares of RAIT for $12.0 million and realized gains of $4.0 million (see Note 5).

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company used the following methods and assumptions in estimating the fair value of each class of financial instrument for which it is practicable to estimate fair value.

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

         The following table provides information on other financial instruments:

                                                                  At September 30, 2004         At September 30, 2003
                                                                  ---------------------         ---------------------
                                                                  Carrying     Estimated        Carrying   Estimated
                                                                   Amount     Fair Value         Amount    Fair Value
                                                                  --------    ----------        --------   ----------
                                                                                    (in thousands)
Energy debt..................................................     $ 85,000     $ 85,000         $ 31,194    $ 31,194
Real estate debt.............................................       23,639       23,639           57,089      57,089
Equipment leasing debt.......................................       18,083       18,083            7,168       7,168
Senior debt..................................................            -            -           54,027      55,648
Other debt...................................................        2,612        2,612           28,477      28,477
                                                                  --------     --------         --------    --------
                                                                  $129,334     $129,334         $177,955    $179,576
                                                                  ========     ========         ========    ========

         For all debt except the senior debt, the carrying value approximates fair value because of the short term maturity of these instruments and the variable interest rates in the debt agreements. The fair value of the senior debt was based upon the most recent purchase price of the debt by the Company.

DERIVATIVE INSTRUMENTS

         The Company applies the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Company places its temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At September 30, 2004, the Company had $75.4 million in deposits at various banks, of which $72.1 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

ENVIRONMENTAL MATTERS

         The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

         The Company accounts for environmental contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. For the three years ended September 30, 2004, the Company had no environmental matters requiring specific disclosure or requiring recording of a liability.

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

         The Company contracts with the energy partnerships to drill partnership wells. The contracts require that the energy partnerships must pay the Company the full contract price upon execution. The income from a drilling contract is recognized as the services are performed using the percentage of completion method. The contracts are typically completed in less than 60 days. On an uncompleted contract, the Company classifies the difference between the contract payments it has received and the revenues earned as a current liability.

         The Company recognizes gathering, transmission and processing revenues at the time the natural gas and liquids are delivered.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION - (CONTINUED)

ENERGY - (CONTINUED)

         The Company recognizes well services revenues at the time the services are performed.

         The Company is entitled to receive management fees according to the respective partnership agreements. The Company recognizes such fees as income when earned and includes them in energy revenues.

         The Company records the income from the working interests and overriding royalties of wells in which it owns an interest when the gas and oil are delivered.

REAL ESTATE

         The Company sponsored and manages two real estate partnerships which were organized to invest in multi-family residential properties. The Company receives acquisition fees equal to 1.75% (previously 2%) of the net purchase price of properties acquired and an additional 1.75% (previously 2%) fee for debt placement related to the properties acquired. The Company recognizes these fees upon acquiring the properties and obtaining the related financing. The Company sponsored a third real estate partnership in the third quarter of fiscal 2004, which is still in the offering stage at September 30, 2004.

         The Company also receives a fee equal to 5% of the gross operating revenues from the partnerships' properties, payable monthly. The Company recognizes this fee as the partnerships' revenues are earned. Additionally, the Company receives an annual investment management fee from the partnerships equal to 1% of the gross offering proceeds of the partnership for its services. This investment management fee is recognized ratably over each annual period.

         On its investments in real estate loans, the Company accretes the difference between its cost basis and the sum of projected cash flows from that loan into interest income over the estimated life of the loan using the interest method which recognizes a level interest rate over the life of the loan. The Company reviews projected cash flows, which include amounts realizable from the underlying properties, on a regular basis. Changes to projected cash flows, which can be based upon updated property appraisals, changes to the property and changes to the real estate market in general, reduce or increase the amounts accreted into interest income over the remaining life of the loan. The Company also utilizes the cost recovery method for loans when appropriate under the circumstances.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION - (CONTINUED)

EQUIPMENT LEASING

         The Company's lease transactions are generally classified as direct financing leases in accordance with SFAS No. 13 and its amendments (as distinguished from sales-type or operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. Unearned lease income, which is recognized as revenue over the term of the lease by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Company generally discontinues the recognition of revenue for leases for which payments are more than 90 days past due. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in lease receivables and amortized over the lease term as a reduction in the yield.

         Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, the Company will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Company's policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.

         The Company receives acquisition fees from certain parties equal to a percentage of the cost of leased equipment acquired on behalf of these parties as compensation for acquisition expenses incurred related to the lease acquisition. These fees are earned at the time of the sale of the related leased equipment to those parties.

         The Company receives management fees for managing and servicing the leased assets acquired on behalf of these parties and earns fees at the time the service is performed. The Company receives servicing fees ranging from 2% to 6% of gross rental payments received from certain parties and for others, the Company receives servicing fees that average 1% of the managed portfolio balance. In addition, the Company also receives fees as a reimbursement of its operating and administrative expenses incurred to manage the partnerships.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

OTHER INCOME, NET

         The following table details the Company's other income, net:

                                                                                Years Ended September 30,
                                                                               ---------------------------
                                                                                 2004      2003      2002
                                                                               -------    ------    ------
                                                                                      (in thousands)
Gain on sales of RAIT shares................................................   $ 9,453    $4,036    $    -
Dividend income from RAIT...................................................       915     2,628     3,276
Loss on early extinguishment of debt........................................    (1,955)     (303)      (76)
Interest income.............................................................       646       671     1,242
Other.......................................................................       611        82       941
                                                                               -------    ------    ------
                                                                               $ 9,670    $7,114    $5,383
                                                                               =======    ======    ======

SUPPLEMENTAL CASH FLOW INFORMATION

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                                   Years Ended September 30,
                                                                               --------------------------------
                                                                                 2004         2003       2002
                                                                               --------      -------    -------
                                                                                            (in thousands)
CASH PAID DURING THE YEARS FOR:
Interest....................................................................   $  6,548      $11,666    $11,683
Income taxes (refunded) paid................................................       (128)      (1,067)     3,243

NON-CASH INVESTING AND FINANCING ACTIVITIES INCLUDE THE FOLLOWING:
Real estate received in exchange for notes upon foreclosure on loans........          -       14,235          -
Receipt of a note in connection with the sale of a real estate loan.........          -        1,350          -
Tax benefit from employee stock option exercise.............................        121          408        244
Assumption of debt upon foreclosure of real estate loans....................          -        5,560          -
Asset retirement obligations................................................          -        3,380          -
Non-cash compensation.......................................................      2,199          250        341
Common stock issued under stock option plans, net of cash proceeds..........         32          424        281
DETAILS OF ACQUISITION:
    Fair value of assets acquired...........................................   $161,603      $     -    $     -
    Liabilities assumed.....................................................    (19,235)           -          -
                                                                               --------      -------    -------
      Net cash paid.........................................................   $142,368      $     -    $     -
                                                                               ========      =======    =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is determined by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and dilutive potential shares from the assumed exercise of stock options and award plans. Dilutive potential shares of common stock consist of the excess of shares issuable under the terms of various stock option agreements over the number of such shares that could have been reacquired (at the weighted average price of shares during the period) with the proceeds received from the exercise of the options.

         The components of basic and diluted earnings (loss) per share for each year were as follows:

                                                                                    Years Ended September 30,
                                                                               ---------------------------------
                                                                                 2004         2003        2002
                                                                               -------      --------    --------
                                                                                        (in thousands)
Income from continuing operations before minority interest and
  cumulative effects of changes in accounting principles....................   $23,344      $  9,878    $  8,358
Minority interest in Atlas America, net of taxes............................    (1,881)            -           -
(Loss) income from discontinued operations, net of taxes....................    (3,054)        1,088     (11,040)
Cumulative effect of changes in accounting principles, net of taxes.........         -       (13,881)       (627)
                                                                               -------      --------    --------
Net income (loss)...........................................................   $18,409      $ (2,915)   $ (3,309)
                                                                               =======      ========    ========

Weighted average common shares outstanding-basic............................    17,417        17,172      17,446
Dilutive effect of stock option and award plans.............................       892           396         359
                                                                               -------      --------    --------
Weighted average common shares-diluted......................................    18,309        17,568      17,805
                                                                               =======      ========    ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 3 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         Financial Interpretation 46-R ("FIN 46-R") issued by the FASB in December 2003 clarified when a company should consolidate variable interest entities ("VIEs"). FIN 46-R provides guidance as to the definition of a VIE and requires it to be consolidated by its primary beneficiary, generally the party having an ownership or other contractual financial interest that is expected to absorb the majority of the VIE's expected losses. If no party has exposure to the majority of the VIEs expected losses, the primary beneficiary will be the party, if any, entitled to receive the majority of the VIEs residual returns. The primary beneficiary is required to consolidate the VIEs assets, liabilities and non controlling interest at fair value. The Company early-adopted FIN 46 on July 1, 2003 and recorded a $13.9 million cumulative effect adjustment for a change in accounting principle in the fiscal year ended September 30, 2003.

         Certain entities relating to the Company's real estate business have been consolidated in accordance with FIN 46-R. Because of the timing of receipt of financial information, the Company accounts for these FIN 46 entities on a one quarter lag. The assets, liabilities, revenues and expenses of the consolidated VIEs are included in the Company's financial statements where previously the Company's interests had been recorded as investments in real estate loans.

         The assets and liabilities of the VIEs that are now included in the consolidated financial statements are not the Company's. The liabilities of the VIEs will be satisfied from the cash flows of the VIEs' consolidated assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. The following tables provide supplemental information about assets, liabilities, revenues and expenses associated with entities consolidated in accordance with FIN 46-R and not classified as held for sale at the dates indicated. The assets and liabilities of FIN 46 entities are included in the balance sheet captions shown below.

                                                                                      September 30,
                                                                                   --------------------
                                                                                    2004         2003
                                                                                   -------      -------
                                                                                       (in thousands)
ASSETS:
   Cash and cash equivalents..................................................     $ 1,306      $ 1,689
   Accounts receivable and prepaid expenses...................................         347          451
                                                                                   -------      -------
    Total current assets......................................................       1,653        2,140
   Property and equipment, net................................................      58,897       76,035
   Other assets...............................................................           8           72
                                                                                   -------      -------
     Total assets.............................................................     $60,558      $78,247
                                                                                   =======      =======

LIABILITIES:
   Current portion of long-term debt..........................................     $   790      $ 1,108
   Accounts payable...........................................................       4,036        4,886
   Accrued liabilities........................................................         481          123
                                                                                   -------      -------
     Total current liabilities................................................       5,307        6,117
   Long-term debt.............................................................      22,849       36,512
   Deferred revenue and other liabilities.....................................       1,835        2,555
                                                                                   -------      -------
     Total liabilities........................................................     $29,991      $45,184
                                                                                   =======      =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 3 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES - (CONTINUED)

                                                                                                      For the period
                                                                                   For the             July 1, 2003
                                                                                 year ended       (date of adoption) to
                                                                                September 30,         September 30,
                                                                                    2004                   2003
                                                                                -------------      --------------------
                                                                                           (in thousands)
   OPERATING INFORMATION - INCLUDED IN REAL ESTATE:
      Revenues.............................................................     $    11,865            $        948
      Costs and expenses:
        Operating expenses.................................................           7,290                     522
        Writedown of property..............................................           1,345                       -
        Depreciation and amortization......................................           1,358                     102
        Interest...........................................................           1,272                     106
                                                                                -----------            ------------
          Total costs and expenses.........................................          11,265                     730
                                                                                -----------            ------------
        Operating income...................................................     $       600            $        218
                                                                                ===========            ============

         The following tables provide supplemental information about assets, liabilities, revenues and expenses associated with entities that are classified as held for sale, substantially all of which are consolidated in accordance with FIN 46. During the year ended September 30, 2004, the Company liquidated its position in five entities which were classified as held for sale at September 30, 2003.

                                                                                      September 30,
                                                                                 ------------------------
                                                                                   2004            2003
                                                                                 --------        --------
                                                                                     (in thousands)
   ASSETS:
      Cash and cash equivalents..............................................    $  5,073        $  3,960
      Accounts receivable and prepaid expenses...............................         873           2,988
      Property and equipment, net............................................      89,644         213,026
      Other assets...........................................................       7,373           2,703
                                                                                 --------        --------
        Total assets.........................................................    $102,963        $222,677
                                                                                 ========        ========

   LIABILITIES:
      Mortgage loans on real estate..........................................    $ 58,168        $130,687
      Other liabilities......................................................       7,132          10,786
                                                                                 --------        --------
        Total liabilities....................................................    $ 65,300        $141,473
                                                                                 ========        ========

                                                                                       Years Ended
                                                                                      September 30,
                                                                                 ------------------------
                                                                                   2004            2003
                                                                                 --------        --------
                                                                                      (in thousands)
   (LOSS) INCOME FROM FIN 46 DISCONTINUED OPERATIONS (SEE NOTE 15):
      Revenues...............................................................    $ 13,405        $  6,087
      Expenses...............................................................     (13,464)         (4,201)
                                                                                 --------        --------
      Operating (loss) income................................................         (59)          1,886
      Writedown of properties, net...........................................      (5,991)              -
      Gain (loss) on disposals...............................................         749            (500)
      Income tax benefit (provision).........................................       1,855            (490)
                                                                                 --------        --------
        (Loss) income from FIN 46 discontinued operations....................    $ (3,446)       $    896
                                                                                 ========        ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 3 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES - (CONTINUED)

         The mortgage loans on real estate shown above in which the VIE's are the debtors are secured by the VIE's underlying properties. Interest rates range from 4.75% to 8.0% and the loans mature at various dates through 2006. All of the loans associated with assets held for sale totaling $58.2 million will be paid within the next fiscal year, if the assets are sold.

NOTE 4 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

OTHER ASSETS

         The following table provides information about other assets at the dates indicated.

                                                                                 At September 30,
                                                                               --------------------
                                                                                 2004        2003
                                                                               -------      -------
                                                                                  (in thousands)
Deferred financing costs, net of accumulated amortization of
    $1,132 and $5,504.....................................................     $ 4,751      $ 2,105
Equity method investments in Trapeza entities.............................       8,483        4,802
Investments in Structured Finance Fund entities...........................       1,065            -
Investments at the lower of cost or market................................       7,639        6,185
Other.....................................................................       6,655        6,490
                                                                               -------      -------
                                                                               $28,593      $19,582
                                                                               =======      =======

         Deferred financing costs are amortized over the terms of the related loans.

         Investments in Trapeza entities are accounted for using the equity method because the Company, as a 50% owner of the general partner of these entities, has the ability to exercise significant influence over their operating and financial decisions. The Company's combined general and limited partner interests in these entities range from 13% to 18%.

         Investments at the lower of cost or market include non-marketable investments in entities in which the Company has less than a 20% ownership interest, and in which it does not have the ability to exercise significant influence. These investments include approximately 9% of the outstanding common shares and approximately 8% of the outstanding preferred shares of The Bancorp, Inc. ("TBI"), a related party which owns approximately 33% of the The Bancorp Bank, (NASDAQ: TBBK) a publicly traded company, as disclosed in Note 5.

INTANGIBLE ASSETS

         Partnership management and operating contracts and the Company's equipment leasing operating system, or leasing platform, were acquired through acquisitions recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on the declining balance and straight-line methods, over their respective estimated lives, ranging from five to thirteen years. The leasing platform is amortized on the straight-line method over seven years. Amortization expense for the years ended September 30, 2004, 2003 and 2002 was $1.0 million, $1.1 million and $1.2 million, respectively. The aggregate estimated annual amortization expense is approximately $900,000 for each of the succeeding five years.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 4 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL - (CONTINUED)

         The following table provides information about intangible assets at the dates indicated:

                                                                                 At September 30,
                                                                                -------------------
                                                                                 2004        2003
                                                                                -------     -------
                                                                                   (in thousands)
Partnership management and operating contracts.............................     $14,343     $14,343
Leasing platform...........................................................         918         918
                                                                                -------     -------
                                                                                 15,261      15,261
Accumulated amortization...................................................      (7,828)     (6,785)
                                                                                -------     -------
Intangible assets, net.....................................................     $ 7,433     $ 8,476
                                                                                =======     =======

GOODWILL

         On October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company performs such annual evaluations and will reflect the impairment of goodwill, if any, in operating income in the statement of operations in the period in which the impairment is indicated. All goodwill recorded on the Company's balance sheets is related to the Company's energy segments.

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities:

         Relationship with Equipment Leasing Partnerships. In fiscal 2004, 2003 and 2002, the Company received fees from investment partnerships in which it was general partner of $2.2 million, $2.8 million and $1.0 million, respectively. In March 2004, the Company acquired $3.7 million of leases at book value from certain of these equipment leasing investment partnerships which were liquidated in 2004.

         Relationship with Real Estate Investment Partnerships. In fiscal 2004 and 2003, the Company received fees from real estate investment partnerships in which it was general partner of $1.5 million and $3.1 million, respectively.

         Relationship with RAIT. Organized by the Company in 1997, RAIT is a real estate investment trust in which, as of September 30, 2004, the Company owned approximately 0.4% of the outstanding common shares of beneficial interests. Betsy Z. Cohen ("B. Cohen"), the spouse of Edward E. Cohen
("E. Cohen") Chairman of the Board of the Company, is the chief executive officer of RAIT, and Jonathan Z. Cohen ("J. Cohen"), a son of E. and B. Cohen and the president, chief executive officer and a director of the Company, is an officer and a trustee. Scott F. Schaeffer ("Schaeffer"), a former officer and director of the Company, is RAIT's president and chief operating officer. During the periods presented, the Company and RAIT engaged in the following significant transactions.



         o In December 2003, RAIT provided the Company a standby commitment for $10.0 million in bridge financing in connection with the retirement of the Company's senior debt. RAIT received a $100,000 facilitation fee from the Company in connection with providing this standby commitment. On January 15, 2004, the Company borrowed the $10.0 million from RAIT, and on January 21, 2004, the Company repaid RAIT in full.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (CONTINUED)

         o In June 2002, the Company sold a mortgage loan having a book value of $1.0 million to RAIT for $1.8 million, recognizing a gain of $757,000. Mr. Schaeffer was an officer and director of the general partner of the borrower.

         Relationship with The Bancorp, Inc. ("TBI"). The Company owns 8.9% of the outstanding common stock and 7.5% of Series A preferred stock outstanding of TBI. B. Cohen and Daniel G. Cohen ("D. Cohen") are officers and directors of TBI. D. Cohen, a son of E. and B. Cohen, is a former officer and director of the Company.

         Relationship with Ledgewood Law Firm ("Ledgewood"). Until April 1996,
E. Cohen was of counsel to Ledgewood. The Company paid Ledgewood $1.7 million, $1.2 million and $839,000 during fiscal 2004, 2003 and 2002, respectively, for legal services rendered to the Company. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

         Relationship with Retirement Trusts. In connection with his retirement from the Company in fiscal 2004, E. Cohen is receiving payments from a Supplemental Employee Retirement Plan ("SERP") (Note 11). The Company has established two trusts to fund the SERP. The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBI. The 2000 Trust, a "Rabbi Trust," holds 45,889 shares of convertible preferred stock of TBI, 77,142 shares of common stock and a loan to a limited partnership of which E. Cohen and D. Cohen own the beneficial interests. This loan was acquired for its outstanding balance of $720,000 by the 2000 Trust in April 2001 from a corporation of which
E. Cohen is chairman and J. Cohen is the president. The loan balance as of September 30 2004 was $297,000. In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which D. Cohen is the principal shareholder and a director.

         The fair value of the 1999 secular trust is approximately $1.4 million at September 30, 2004. This trust and its assets are not included in the Company's consolidated balance sheets. However, its assets are considered in determining the amount of the Company's liability under the SERP.

         The carrying value of the assets in the 2000 Rabbi Trust is approximately $3.7 million at September 30, 2004. Its assets are included in Other Assets in the Company's consolidated balance sheets and the Company's liability under the SERP has not been reduced by the value of those assets.

         Relationship with Cohen Bros & Company. During 2003 and 2002, the Company purchased 26,450 and 125,095 shares of its common stock at a cost of $212,100 and $1.1 million through Cohen Bros. & Company. In 2002, the Company repurchased $1.5 million principal amount of its senior notes at a cost of $1.6 million through Cohen Bros & Company. Cohen Bros. & Company acted as a principal in the sales to the Company. D. Cohen is the principal owner of the corporate parent of Cohen Bros. & Company.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (CONTINUED)

         Relationship with 9 Henmar. The Company owns a 50% interest in the Trapeza entities that have sponsored CDO issuers and manage pools of trust preferred securities acquired by the CDO issuers. The Trapeza entities and CDO issuers were originated and developed in large part by D. Cohen. The Company agreed to pay D. Cohen's company, 9 Henmar LLC ("9 Henmar"), 10% of the fees the Company receives in connection with Trapeza entities one through four and their management of the trust preferred securities held by the CDO issuers. In fiscal 2004 and 2003, the Company paid 9 Henmar $325,700 and $93,400 in such fees, respectively.

         Relationship with Certain Borrowers. The Company has from time to time purchased loans in which affiliates of the Company were or have become affiliates of the borrowers.

         In 2002, D. Cohen acquired beneficial ownership of a property on which the Company had held a loan interest since 1998. In fiscal 2004, the loan was sold to an affiliate of D. Cohen for $5.4 million and the Company recognized a gain of $100,000.

         In 2000, to protect the Company's interest, the property securing a loan held by the Company since 1997 was purchased by a limited partnership owned in equal parts by Messrs. Schaeffer, Adam Kauffman, E. Cohen and D. Cohen. In September 2003, in furtherance of its position, the Company foreclosed on the property. In 2004, the property was sold for $5.0 million and the Company recognized a gain of $824,000, which is recorded in discontinued operations.

         In October 2003, the Company recapitalized a loan it acquired in 1998 under a plan of reorganization in bankruptcy for a cost of $95.6 million. At the time of such acquisition, an order of the bankruptcy court required that legal title to the property underlying the loan be transferred. To comply with that order, to maintain control of the property and to protect the Company's interest, an entity whose general partner is a subsidiary of the Company and whose limited partners are Messrs. Schaeffer, D. Cohen and E. Cohen (with a 94% aggregate beneficial interest) assumed title to the property. As part of the recapitalization, Messrs. E. Cohen and Schaeffer transferred all of their interests to an unrelated third party and Mr. D. Cohen transferred 16.3% of his 31.3% interest to such third party. They received no consideration from the unrelated third party, but in consideration for them agreeing to the recapitalization of the loan, the Company agreed to reimburse them the amount that they had paid to the Company in 1998 for the interests transferred. Such payment was $200,000 in the aggregate.

         In fiscal 2004, the Company sold a loan to an affiliate of D. Cohen for $900,000 and realized a loss of $124,000.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (CONTINUED)

         In October 2003, a FIN 46 entity's asset underlying one of the Company's loans was sold to an entity of which D. Cohen is a shareholder; such entity was the highest bidder for the property and the Company received $6.6 million in cash and recognized a gain of $78,000. Prior to such sale, the FIN 46 entity's asset had been owned by a partnership in which E. Cohen, D. Cohen and
B. Cohen were limited partners.

         Relationship with Brandywine Construction & Management, Inc. ("BCMI"). BCMI manages the properties underlying eleven of the Company's real estate loans and real estate and FIN 46 assets. Mr. Kauffman, President of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of six of the borrowers. E. Cohen, the Company's chairman, is the chairman of BCMI and holds approximately 8% of its common stock.

         Relationship with Lienholder. In 1997, the Company acquired a first mortgage lien with a face amount of $14.0 million and a book value of $4.5 million on a hotel property owned by a corporation in which, on a fully diluted basis, J. Cohen and E. Cohen would have a 19% interest. The corporation acquired the property through foreclosure of a subordinate loan. In May 2003, the Company acquired this property through further foreclosure proceedings and recorded write-downs of $2.7 million. In August 2004, the Company listed the property for sale, recorded a further write-down of $882,000 and classified the property as held for sale.

NOTE 6 - INVESTMENTS IN LEASE ASSETS

         Components of investments in lease assets are as follows:

                                                                                 At September 30,
                                                                             ----------------------
                                                                               2004          2003
                                                                             -------        -------
                                                                                 (in thousands)
Direct financing leases..............................................        $20,845        $ 6,817
Notes receivable.....................................................          2,822              -
Assets subject to operating leases, net of accumulated
   depreciation of $22...............................................            510              -
                                                                             -------        -------
   Investments in lease assets.......................................        $24,177        $ 6,817
                                                                             =======        =======

         The components of the Company's investments in direct financing leases are as follows:

                                                                                At September 30,
                                                                             ----------------------
                                                                               2004          2003
                                                                             -------        -------
                                                                                  (in thousands)
Total future minimum lease payments receivables......................        $25,052        $ 7,982
Initial direct costs, net of amortization............................            428            122
Unguaranteed residuals...............................................             87             51
Unearned lease income................................................         (4,695)        (1,326)
Unearned residual income.............................................            (27)           (12)
                                                                             -------        -------
   Investments in direct financing leases............................        $20,845        $ 6,817
                                                                             =======        =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 6 - INVESTMENTS IN LEASE ASSETS - (CONTINUED)

         Although the lease and note terms extend over many years as indicated in the table below, the Company routinely sells them to third parties shortly after origination. The contractual future minimum lease and note payments and related rental payments expected to be received on non-cancelable direct financing leases, notes receivable and operating leases for each of the five succeeding fiscal years ended September 30 and thereafter are as follows (in thousands):

                                                 Direct Financing         Notes          Operating
                                                      Leases            Receivable         Leases          Totals
                                                 ----------------       ----------       ----------       ---------
2005........................................      $       6,027         $   1,643        $    186         $   7,856
2006........................................              5,891               195             179             6,265
2007........................................              5,056               210             118             5,384
2008........................................              3,696               170              36             3,902
2009........................................              2,921               146              13             3,080
Thereafter..................................              1,461               458               -             1,919
                                                  -------------         ---------        --------         ---------
                                                  $      25,052         $   2,822        $    532         $  28,406
                                                  =============         =========        ========         =========

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE

         In real estate, the Company focuses on the sponsorship and management of real estate investment programs and the management and resolution of its investments in real estate loans and real estate.

         At September 30, 2004 and 2003, the Company held real estate loans having aggregate face values of $61.3 million and $186.9 million, respectively, after the removal in fiscal 2003 of loans with $393.6 million in face value ($132.7 million of carrying value) upon the adoption of FIN 46-R, as discussed in Note 3. Amounts receivable, net of senior lien interests and deferred costs, were $43.7 million and $96.4 million at September 30, 2004 and 2003, respectively.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE - (CONTINUED)

         The following is a summary of the changes in the carrying value of the Company's investments in real estate loans and real estate for the years ended September 30, 2004 and 2003.

                                                                                   September 30,
                                                                             -------------------------
                                                                               2004            2003
                                                                             --------       ----------
                                                                                  (in thousands)
Loan balance, beginning of year......................................        $ 40,416       $  187,542
New loans............................................................           9,848            1,350
Addition to existing loans...........................................           2,069            4,855
Loan write-downs.....................................................               -           (1,448)
Loan converted to equity interest....................................          (7,442)               -
Net gains on resolution..............................................              49                -
Accretion of discount (net of collection of interest)................           1,909            1,962
Loans reclassified per FIN 46 (see Note 3)...........................               -         (132,312)
Foreclosures transferred to real estate..............................               -          (11,404)
Collections of principal.............................................         (22,783)         (10,129)
                                                                             --------       ----------
Loan balance, end of year............................................          24,066           40,416

Real estate ventures.................................................          19,918           14,131
Real estate owned, net of accumulated depreciation of $676
   and $640 (see Note 8).............................................           4,124           15,806
Allowance for possible losses........................................            (989)          (1,417)
                                                                             --------       ----------
Balance, end of year.................................................        $ 47,119       $   68,936
                                                                             ========       ==========

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE - (CONTINUED)

         The following is a summary of activity in the Company's allowance for possible losses related to real estate loans and real estate for the years ended September 30, 2004 and 2003:

                                                                                 September 30,
                                                                             ---------------------
                                                                               2004         2003
                                                                             -------       -------
                                                                                (in thousands)
Balance, beginning of year...........................................        $ 1,417       $ 3,480
Provision for possible losses........................................            550         1,848
Write-offs...........................................................           (978)            -
Transfers upon foreclosure...........................................              -        (2,339)
Writedowns associated with foreclosure...............................              -        (1,572)
                                                                             -------       -------
Balance, end of year.................................................        $   989       $ 1,417
                                                                             =======       =======


NOTE 8 - REAL ESTATE LEASING ACTIVITIES

         The following table provides information about the Company's leasing activities related to real estate owned and properties consolidated under FIN 46 at the dates indicated:

                                                                                 September 30,
                                                                             ---------------------
                                                                               2004         2003
                                                                             -------       -------
                                                                                  (in thousands)
Land.................................................................        $ 3,368       $ 7,191
Leasehold interest...................................................          4,800         4,800
Retail buildings.....................................................          3,854         3,850
Office buildings.....................................................          3,853         9,457
Apartment buildings..................................................         39,295        53,638
Hotels...............................................................          9,987        14,013
                                                                             -------       -------
                                                                              65,157        92,949
Less accumulated depreciation........................................         (2,135)         (742)
                                                                             -------       -------
                                                                             $63,022       $92,207
                                                                             =======       =======

         Minimum future rental income under non-cancelable operating leases associated with real estate investments that have terms in excess of one year for each of the five succeeding fiscal years ended September 30, are as follows:
2005 - $1.2 million; 2006 - $1.0 million; 2007 - $839,000; 2008 - $824,000 and
2009 - $758,000.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 9 - DEBT

         Total debt consists of the following at the dates indicated:

                                                                                At September 30,
                                                                             ---------------------
                                                                               2004         2003
                                                                             --------     --------
                                                                                (in thousands)
Senior debt..........................................................        $      -     $ 54,027
Energy:
   Revolving credit facility.........................................          25,000       31,000
   Term loan.........................................................          60,000            -
Real estate:
   Revolving credit facilities.......................................               -       18,000
   Mortgage loans on real estate - FIN 46............................          23,639       37,620
   Other.............................................................               -        1,663
Equipment leasing:
   Revolving credit facilities.......................................          18,083        7,168
Other debt...........................................................           2,612       28,477
                                                                             --------     --------
Total debt...........................................................         129,334      177,955
Less current secured revolving credit facility - leasing.............           8,487        7,168
Less current maturities..............................................           6,151       60,579
                                                                             --------     --------
Long-term debt.......................................................        $114,696     $110,208
                                                                             ========     ========

         Following is a description of borrowing arrangements in place at September 30, 2004 and 2003:

         Senior Debt. In July 1997, the Company issued $115.0 million of 12% Senior Notes (the "12% Notes") due August 2004. The 12% Notes were retired in fiscal 2004, resulting in a loss of approximately $2.0 million which is included in other income, net, in the Company's Consolidated Statements of Operations.

         Energy-Revolving Credit Facilities. Atlas America has a $75.0 million credit facility led by Wachovia Bank, N.A. ("Wachovia"). The revolving credit facility has a current borrowing base of $75.0 million which may be decreased subject to a decline in Atlas America's oil and gas reserves. The facility permits draws based on the remaining proved developed non-producing and proved undeveloped natural gas and oil reserves attributable to Atlas America's wells and the projected fees and revenues from operation of the wells and the administration of energy partnerships. This facility is guaranteed by the Company as long as it continues to own more than 80% of Atlas America. Up to $10.0 million of the facility may be in the form of standby letters of credit. The facility is secured by Atlas America's assets including 1.6 million subordinated units in Atlas Pipeline and bears interest at either the base rate plus the applicable margin or at an adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin elected at Atlas America's option.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 9 - DEBT - (CONTINUED)

         The base rate of any day equals the higher of the federal funds rate plus 0.50% or the Wachovia prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Bank Board for determining the reserve requirement for euro currency funding. The applicable margin ranges from 0.25% to 0.75% for base rate loans and 1.75% to 2.25% for LIBOR loans.

         The Wachovia credit facility requires Atlas America to maintain specified net worth and specified ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"), and requires the Company to maintain a specified interest coverage ratio. In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by Atlas America to the Company, on a cumulative basis, to 50% of Atlas America's net income from and after January 1, 2004 plus $5.0 million. In addition, Atlas America is permitted to repay intercompany debt to the Company only up to the amount of the Company federal income tax liability attributable to Atlas America. The facility terminates in March 2007, when all outstanding borrowings must be repaid. At September 30, 2004 and 2003, $26.7 million and $32.3 million, respectively, were outstanding under this facility, including $1.7 million and $1.3 milllion, respectively, under letters of credit. The interest rates ranged from 3.59% to 5.0% at September 30, 2004.

         Atlas Pipeline Credit Facility. On July 16, 2004 Atlas Pipeline entered into a new $135.0 million credit facility which replaced its existing $20.0 million facility. The loan arrangement, for which Wachovia serves as administrative agent, includes eleven additional lenders. The facility is comprised of a five-year $60.0 million term loan and a four-year $75.0 million revolving line of credit which can be increased by an additional $40.0 million under certain circumstances. No borrowings were outstanding under the revolving line of credit at September 30, 2004. Up to $5.0 million of the facility may be used for standby letters of credit. Borrowings under the facility will be secured by a lien on and security interest in all of Atlas Pipeline's property and that of its subsidiaries and by the guaranty of each of its subsidiaries. The credit facility bears interest at the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at Atlas Pipeline's option. The base rate for any day equals the higher of the federal funds rate plus 1/2 of 1.00% or the Wachovia prime rate. Adjusted LIBOR is LIBOR divided by
1.00 minus the percentage prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirement for euro currency funding. The applicable margin for the revolving line of credit ranges from 1.0% to 2.25% for base rate loans and 2.0% to 3.25% for LIBOR loans. The applicable margin for the term loan is 0.75% higher for both base rate loans and LIBOR loans.

         Atlas Pipeline must prepay the term loan with the net proceeds of any asset sales or issuances of debt. With respect to any issuances of equity, Atlas Pipeline will be required to repay the term loan from the proceeds of such issuances to the extent its ratio of funded debt to EBITDA exceeds 3.5 to 1.0. Atlas Pipeline will be required to pay down $750,000 in principal on the outstanding balance of the term loan quarterly, but any prepayments of principal with proceeds from asset or equity sales will be credited pro rata against this repayment obligation.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE 9 - DEBT - (CONTINUED)

         The credit agreement contains covenants customary for loans of this size, including restrictions on incurring additional debt and making material acquisitions, and a prohibition on paying distributions to Atlas Pipeline's unitholders if an event of default occurs. The events, of default are also customary for loans of this size, including payment defaults, breaches of Atlas Pipeline's representations or covenants contained in the credit agreement, adverse judgments against it in excess of a specified amount, and a change of control of its general partner.

         Real Estate-Revolving Credit Facility. The Company has an $18.0 million revolving line of credit with Sovereign Bank. Interest is payable monthly at The Wall Street Journal prime rate (4.75% at September 30, 2004) and principal is due upon expiration in July 2005. Advances under this line are to be utilized to acquire commercial real estate or interests therein, to fund or purchase loans secured by commercial real estate or interests, or to reduce indebtedness on loans or interests which the Company owns or holds. The advances are secured by the properties related to these funded transactions. At September 30, 2004, there were no outstanding borrowings and $18.0 million was available under this line. At September 30, 2003, the entire $18.0 million had been advanced under this line.

         Real Estate-Mortgage Loans on Real Estate - FIN 46. As of September 30, 2004, there are five outstanding first mortgage loans secured by real estate with outstanding balances totaling $23.6 million. Four of the mortgage loans require monthly payments of principal and interest at fixed interest rates ranging from 5.25% to 8.25%. Loan maturities range from April 2006 through July 2014. One loan is payable interest only on a quarterly basis at Wachovia's prime rate plus 200 basis points (6.75% at September 30, 2004.) The loan matures in October 2011 when all unpaid interest and principal becomes due.

         These mortgage loans are not legal obligations of the Company, however, they are senior to the FIN 46 entities' obligations to the Company. Loan payments are paid from the cash flows of these entities whose assets and liabilities are consolidated in the Company's financial statements.

         Equipment Leasing-Revolving Credit Facilities. LEAF Financial Corporation ("LEAF Financial"), the Company's equipment leasing subsidiary, has a $15.0 million secured credit facility with Commerce Bank. Outstanding borrowings bear interest at one of two rates, elected at LEAF Financial's option; (i) the lender's prime rate plus 240 basis points, or (ii) LIBOR plus 300 basis points. The facility expires in November 2005. As of September 30, 2004, the balance outstanding was $9.6 million at an interest rate of 4.65%. In addition, LEAF Financial, entered into a $20.0 million secured revolving credit facility with National City Bank which terminates in April 2005. The Company has guaranteed this facility. Outstanding loans bear interest at one of two rates, elected at LEAF Financial's option; (i) the lender's prime rate plus 240 basis points, or (ii) LIBOR plus 300 basis points. As of September 30, 2004, the balance outstanding was $8.5 million at an interest rate of 4.65%. Borrowings under these facilities are collateralized by the leases being financed and the underlying equipment being leased.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 9 - DEBT - (CONTINUED)

         The more significant components of Other Debt are described as follows:

         The Company, through certain operating subsidiaries, had a $6.8 million term note with Hudson United Bank which was repaid in fiscal 2004. At September 30, 2003, $6.4 million was outstanding on this note.

         The Company, through certain operating subsidiaries, had a $10.0 million term loan with The Marshall Group which was repaid in fiscal 2004. At September 30, 2003, $5.8 million had been outstanding on this loan.

         The Company has a $5.0 million revolving line of credit with Sovereign Bank, which was repaid in fiscal 2004. At September 30, 2003, $5.0 million had been advanced under this line.

         The Company maintained a line of credit with Commerce Bank for $5.0 million which was repaid in fiscal 2004. At September 30, 2003, $5.0 million had been advanced under this line of credit.

         During the year ended September 30, 2002, the Company issued convertible notes payable in the amount of $11,000 to two executive officers of its subsidiary, LEAF. The notes accrue interest at a rate of 8% per annum, and mature in 2012. No payment of accrued interest or principal is due until 2007, at which time accrued interest is due. Thereafter, monthly interest payments are required until the notes mature. The notes can be converted into 11.5% of the subsidiary's common stock.

         Annual debt principal payments over the next five fiscal years ending September 30 are as follows (in thousands):

                               2005.............................    $   14,638
                               2006.............................        14,386
                               2007.............................        28,925
                               2008.............................         3,925
                               2009.............................        51,155

         At September 30, 2004, the Company has complied with all financial covenants in its debt agreements.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 10 - INCOME TAXES

         The following table details the components of the Company's income taxes from continuing operations for the periods indicated.

                                                                 Years Ended September 30,
                                                           ----------------------------------
                                                             2004         2003         2002
                                                           --------      -------      -------
                                                                      (in thousands)
Provision (benefit) for income taxes:
   Current:
     Federal.............................................. $      -      $   341      $ 6,365
     State................................................        -           24         (619)
  Deferred................................................   12,025        4,284       (2,332)
                                                           --------      -------      -------
                                                           $ 12,025      $ 4,649      $ 3,414
                                                           ========      =======      =======

         A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                Years Ended September 30,
                                                           ----------------------------------
                                                             2004         2003         2002
                                                           --------      -------      -------
Statutory tax rate.........................................      35%          35%          35%
Statutory depletion........................................      (1)          (2)          (4)
Non-conventional fuel and low income housing credits.......       -            -           (3)
Tax-exempt interest........................................      (1)          (2)          (2)
State income tax...........................................       1            1            3
                                                           --------      -------      -------
                                                                 34%          32%          29%
                                                           ========      =======      =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE 10 - INCOME TAXES - (CONTINUED)

         The components of the net deferred tax liability at the dates indicated are as follows:

                                                                                        September 30,
                                                                                 --------------------------
                                                                                    2004            2003
                                                                                 ---------        ---------
                                                                                      (in thousands)
Deferred tax assets related to:
   FIN 46 assets..........................................................       $   2,884        $   8,858
   Real estate loans and real estate......................................               -            6,480
   Statutory depletion carryforward.......................................             566                -
   Loss carryforward......................................................           2,193                -
   Stock option exercises.................................................              21              558
   Accrued expenses.......................................................           6,381            6,057
   Unrealized loss on investments.........................................           1,374                -
   Provision for possible losses..........................................             411              674
                                                                                 ---------        ---------
                                                                                 $  13,830        $  22,627
                                                                                 =========        =========

Deferred tax liabilities related to:
   Property and equipment basis differences...............................         (28,330)         (29,065)
   Investments in real estate loans and real estate.......................          (4,391)          (3,812)
   Asset backed securities................................................            (295)               -
   Unrealized gain on investments.........................................            (491)          (2,628)
                                                                                 ---------        ---------
                                                                                   (33,507)         (35,505)
                                                                                 ---------        ---------
Net deferred tax liability................................................       $ (19,677)       $ (12,878)
                                                                                 =========        =========

         Generally accepted accounting principles require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowance was needed at September 30, 2004 or 2003.

         As of September 30, 2004, the Company had available $1.6 million of statutory depletion deductions which may be carried forward indefinitely.

         As of September 30, 2004, the Company had available $5.5 million of federal net operating loss carryforward that expires during fiscal 2024.

NOTE 11 - BENEFIT PLANS

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 11 - BENEFIT PLANS - (CONTINUED)

         The common stock purchased by the ESOP is held by the ESOP trustee in a suspense account. On an annual basis, a portion of the common stock is released from the suspense account. As of September 30, 2004, there were 301,300 shares allocated to participants, and 73,500 unallocated shares in the plan. Compensation expense related to the plan amounted to $216,000, $160,000 and $182,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

         Employee Savings Plan. The Company sponsors an Investment Savings Plan under Section 401(k) of the Internal Revenue Code which allows employees to defer up to 15% of their income, subject to certain limitations, on a pretax basis through contributions to the savings plan. Prior to March 1, 2002, the Company matched up to 100% of each employee's contribution, subject to certain limitations; thereafter, it matched up to 50%. Included in general and administrative expenses are $356,000, $284,000 and $335,000 for the Company's contributions for the years ended September 30, 2004, 2003 and 2002, respectively.

         Stock Options. The following table summarizes certain information about the Company's equity compensation plans (four employee stock option plans and two non-employee directors plans), in the aggregate, as of September 30, 2004.

-------------------------------------------------------------------------------------------------------------------------
                                           (a)                          (b)                           (c)
-------------------------------------------------------------------------------------------------------------------------
                                                                                         Number of securities remaining
                               Number of securities to be                                available for future issuance
                                 issued upon exercise of    Weighted-average exercise   under equity compensation plans
                                  outstanding options,         price of outstanding      excluding securities reflected
Plan category                      warrants and rights     options, warrants and rights          in column (a)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security
   holders                               1,836,383                $   10.01                          282,339
-------------------------------------------------------------------------------------------------------------------------

         The Company has four existing employee stock option plans, those of 1989, 1997, 1999 and 2002. No further grants may be made under the 1989 plan. Options under all plans become exercisable as to 25% of the optioned shares each year after the date of grant, and expire not later than ten years after the date of grant.

         The 1989 plan, as amended, authorized the granting of up to 1,769,670 shares of the Company's common stock in the form of incentive stock options ("ISO's"), non-qualified stock options and stock appreciation rights ("SAR's").

         The 1997 Key Employee Stock Option Plan authorized the granting of up to 825,000 shares of the Company's common stock in the form of ISO's, non-qualified stock options and SAR's. In fiscal 2004, 2003 and 2002, options for 3,000, 0 and 4,000 shares, respectively, were issued under this plan.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 11 - BENEFIT PLANS - (CONTINUED)

         The 1999 Key Employee Stock Option Plan authorized the granting of up to 1,000,000 shares of the Company's common stock in the form of ISO's, non-qualified stock options and SAR's. No options were issued under this plan during fiscal 2004 and 2003. In fiscal 2002, options for 62,533 shares were issued under the plan.

         The 2002 Key Employee Stock Option Plan, for which 750,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. No options were issued under this plan during fiscal 2004. In fiscal 2003 and 2002, options for 5,000 and 664,967 shares, respectively, were issued under this plan.

         Transactions for the four employee stock option plans are summarized as follows:

                                                                     Years Ended September 30,
                                       --------------------------------------------------------------------------------------
                                                  2004                          2003                          2002
                                       -------------------------     -------------------------     --------------------------
                                                        Weighted                      Weighted                       Weighted
                                                        Average                       Average                        Average
                                                        Exercise                      Exercise                       Exercise
                                        Shares           Price        Shares           Price        Shares            Price
                                       ---------        --------     ---------       ---------     ---------         --------
Outstanding - beginning of year....    1,849,254         $ 10.26     2,375,504         $  9.86     1,892,447          $ 10.27
   Granted.........................        3,000         $ 17.35         5,000         $ 11.50       731,500          $  8.24
   Exercised.......................      (81,323)        $  7.18      (385,281)        $  7.61      (222,682)         $  7.93
   Forfeited.......................       (7,436)        $  9.09      (145,969)        $ 10.67       (25,761)         $ 11.06
                                       ---------                     ---------                     ---------
Outstanding - end of year..........    1,763,495         $ 10.42     1,849,254         $ 10.26     2,375,504          $  9.86
                                       =========         =======     =========         =======     =========          =======

Exercisable, at end of year........    1,297,331         $ 10.96     1,053,843         $ 11.29     1,036,006          $ 10.36
                                       =========         =======     =========         =======     =========          =======
Available for grant................      232,124                       227,688                        86,719
                                       =========                     =========                     =========
Weighted average fair value per
   share of options granted
   during the year.................                      $  7.65                       $  8.07                        $  5.10
                                                         =======                       =======                        =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 11 - BENEFIT PLANS - (CONTINUED)

         The following information applies to employee stock options outstanding as of September 30, 2004:

                                                     Outstanding                              Exercisable
                               -----------------------------------------------       -----------------------------
                                                 Weighted
                                                  Average          Weighted                           Weighted
                                                Contractual        Average                            Average
                                 Shares        Life (Years)     Exercise Price       Shares        Exercise Price
                                --------       ------------     --------------       ------        --------------
                $  2.73            46,349            1.22          $   2.73             46,349        $    2.73
   $  7.47 -    $  7.71           680,500            6.58          $   7.65            437,250        $    7.59
   $  9.19 -    $  9.34           223,750            7.78          $   9.32            105,001        $    9.33
   $ 11.03 -    $ 11.50           371,252            6.36          $  11.06            270,087        $   11.06
   $ 15.50 -    $ 17.35           441,644            4.67          $  15.51            438,644        $   15.50
                                ---------                                            ---------
                                1,763,495                                            1,297,331
                                =========                                            =========

         Other Plans. In addition to the employee stock option plans, the stockholders approved the Resource America, Inc. 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan for which a maximum of 75,000 units were reserved for issuance, all of which have been issued. The fair value of the grants awarded (at an average of $13.43 per unit), $1.0 million in total, has been charged to operations over the vesting period. As of September 30, 2004, 57,000 units (average $13.54 per unit) were outstanding and fully vested. During fiscal 2003, 3,000 units were forfeited and 15,000 units (at an average of $13.37 per unit) were converted to 15,000 shares of the Company's common stock and issued to a former director who resigned in April 2003. The plan was terminated as of April 30, 2002, as provided by the terms of the plan, except with respect to previously awarded grants. No further grants can be made under this plan.

         In April 2002, the stockholders approved the Resource America, Inc. 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan for which a maximum of 75,000 units were reserved for issuance. In fiscal 2004, the Company issued 3,156 units (at an average of $19.01 per unit) under this plan. As of September 30, 2004, 15,888 units (at an average of $11.33 per unit) were outstanding under this plan of which 12,732 units were fully vested. During fiscal 2003, 7,540 units were forfeited and 1,357 units (at an average of $11.05 per unit) were converted to 1,357 shares of the Company's common stock and issued to a former director who resigned in April 2003. The fair value of the grants awarded (at an average of $11.02 per unit), $273,000 in total, has been charged to operations over the vesting period. As of September 30, 2004, there were 50,215 units available for issuance under this plan.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 11 - BENEFIT PLANS - (CONTINUED)

         Under the supplemental employment retirement plan ("SERP") of E. Cohen, the Company pays an annual benefit of 75% of his average income during the later of his lifetime or 10 years from May 2004, the date of his retirement from the Company to become chief executive officer and president of Atlas America. During fiscal 2004, 2003 and 2002, operations were charged $1.4 million, $315,000 and $1.1 million, respectively, with respect to these commitments. The 2004 charge resulted from an actuarial adjustment based upon the acceleration of his retirement. In June 2004, the Company commenced making payments to E. Cohen under his SERP in connection with his retirement. Through September 30, 2004, E. Cohen has been paid $254,000 under the SERP.

         In May 2004, Atlas America entered into an employment agreement with E. Cohen, pursuant to which Atlas America has agreed to provide him with a SERP and with certain financial benefits upon termination of his employment. Under the SERP, he will be paid an annual benefit equal to the product of (a) 6.5% multiplied by (b) his base salary at the time of his retirement, death or other termination of employment with Atlas America, multiplied by, (c) the number of years of employment commencing upon the effective date of the SERP agreement, limited to an annual maximum benefit of 65% of his final base salary and an annual minimum benefit of 26% of his final base salary. During fiscal 2004, operations were charged $59,500 with respect to this commitment.

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

         Atlas Pipeline has a Long-Term Incentive Plan for officers and non-employee managing board members of its general partner and employees of the general partner, consultants and joint venture partners who perform services for Atlas Pipeline. During the year ended September 30, 2004, 59,598 phantom units were granted and 846 units were forfeited, leaving 58,752 phantom units outstanding as of September 30, 2004. Atlas Pipeline recognized $419,000 in compensation expense related to these grants and their associated distributions for the year ended September 30, 2004. The fair market value associated with these grants was $2.2 million which is amortized into expense over the vesting period of the units. The weighted average fair value of phantom units granted for the year ended September 30, 2004 was $37.16.

         In connection with the acquisition of The Atlas Group, Inc. in September 1998, the Company issued options for 120,213 shares at an exercise price of $0.11 per share to certain employees of The Atlas Group, Inc. who had held options of The Atlas Group, Inc. before its acquisition by the Company. Options for 33,700 shares remain outstanding and are exercisable as of September 30, 2004.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 12 - ACQUISITION OF PREMIER LEASE SERVICES, L.C.

         On June 30, 2004, LEAF Financial expanded its lease origination capability and assets under management with the acquisition of certain assets of Premier Lease Services, L.C. The acquisition included both a portfolio of small ticket leases with a value of $35.0 million bought on behalf of its investment partners and numerous vendor finance relationships as well as the right to utilize certain of their origination personnel.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under leases with varying expiration dates through 2009. Rental expense was $1.7 million, $2.6 million and $2.1 million for the years ended September 30, 2004, 2003 and 2002, respectively. At September 30, 2004, future minimum rental commitments for the next five fiscal years were as follows (in thousands):

            2005..............................      $  1,400
            2006..............................           823
            2007..............................           597
            2008..............................           428
            2009..............................            63

         The Company is the managing general partner of various energy partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner's share of partnership assets. Subject to certain conditions, investor partners in certain energy partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the Company believes that any liability incurred would not be material.

         The Company may be required to subordinate a part of its net partnership revenues from its energy partnerships to the receipt by investor partners of cash distributions equal to at least 10% of their subscriptions, determined on a cumulative basis, in accordance with the terms of the partnership agreements.

         The Company is party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

         The Company is a defendant in a proposed class action originally filed in February 2000 in the New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased property to the Company. The complaint alleges that the Company is not paying landowners the proper amount of royalty revenues derived from the natural gas produced from the wells on the leased property. The complaint seeks damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that allegedly should have been paid. Plaintiffs were certified as a class in December 2003; an appeal of that certification is pending. The action is currently in its discovery phase. The Company believes the complaint is without merit and is defending itself vigorously.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 13 - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         Two real estate investment partnerships in which the Company has general partner interests have obtained senior lien financing with respect to the six properties they acquired. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which the Company has guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to nine of the Company's loans. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which the Company have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years.

         The Company is also a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or operations.

NOTE 14 - DERIVATIVE INSTRUMENTS

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

         At September 30, 2004, the Company had no open natural gas futures contracts related to natural gas sales and accordingly, had no unrealized loss or gain related to open NYMEX contracts at that date. The Company recognized a loss of $0, $1.1 million and $59,000 on settled contracts covering natural gas production for the years ended September 30, 2004, 2003 and 2002, respectively. The Company recognized no gains or losses during the three year period ended September 30, 2004 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 14 - DERIVATIVE INSTRUMENTS - (CONTINUED)

         In connection with acquisition of Spectrum, Atlas Pipeline acquired and/or entered into certain financial swap instruments, some of which settled during the three months ended September 30, 2004 that were designated as cash flow hedging instruments in accordance with SFAS 133. The maturities of the instruments outstanding at September 30, 2004, are less than three years. The swap instruments are contractual agreements to exchange obligations of money between the buyer and seller of the instruments as natural gas, natural gas liquid and crude oil volumes during the pricing period are sold. The swaps are tied to a set fixed price for the seller and floating price determinants for the buyer priced on certain indices at the end of the relevant trading period. Options have also been entered into that fix the price for the seller within the puts purchased and calls sold and floating price determinants for the buyer priced on certain indices at the end of the relevant trading period. Atlas Pipeline entered into these instruments to hedge the forecasted gas plant residue, natural gas liquids ("NGLs"), and crude sales to variability in expected future cash flows attributable to changes in market prices.

         Atlas Pipeline acquired and entered into several swaps that were designed to hedge natural gas liquid prices during the year ended September 30, 2004 that did not meet specific hedge accounting criteria. Atlas Pipeline recognized a loss of $697,000 related to these instruments during fiscal 2004.

         As of September 30, 2004, Atlas Pipeline had the following natural gas liquids natural gas, and crude oil volumes hedged. Atlas Pipeline recognized a loss of $27,000 on settled contracts for the year ended September 30, 2004.

NATURAL GAS LIQUIDS FIXED-PRICE SWAPS

          Production                                              Average                  Fair Value
            Period                      Volumes                 Fixed Price                 Liability
          ----------                   ---------                -----------              --------------
        (calendar year)                (gallons)                (per gallon)             (in thousands)
             2004                       2,562,000                  $ 0.645                $    (282)
             2005                      10,584,000                    0.537                   (2,524)
             2006                       6,804,000                    0.575                   (1,030)
                                                                                          ---------
                                                                                          $  (3,836)
                                                                                          =========

NATURAL GAS FIXED - PRICE SWAPS

          Production                                              Average                  Fair Value
            Period                      Volumes                 Fixed Price                Liability
          ----------                   ---------                -----------              --------------
        (calendar year)                (MMBTU)(1)               (per MMBTU)              (in thousands)
             2005                         960,000                  $  6.165               $    (697)
             2006                         450,000                     5.920                    (160)
                                                                                          ---------
                                                                                          $    (857)
                                                                                          =========

NATURAL GAS OPTIONS

       Production                                                         Average             Fair Value
         Period            Option Type               Volumes            Strike Price       Asset (Liability)
       ----------          -----------               -------            ------------       -----------------
     (calendar year)                                (MMBTU)(1)          (per MMBTU)          (in thousands)
          2004           Puts purchased               150,000             $  5.700            $      7
          2004           Calls sold                   150,000                6.970                 (41)
          2005           Puts purchased               180,000                5.875                   -
          2005           Calls sold                   180,000                7.110                (145)
                                                                                              --------
                                                                                              $   (179)
                                                                                              ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 14 - DERIVATIVE INSTRUMENTS - (CONTINUED)

CRUDE FIXED - PRICE SWAPS

          Production                                              Average                  Fair Value
            Period                      Volumes                 Fixed Price                 Liability
          ----------                   ---------                -----------              --------------
        (calendar year)                (barrels)                (per barrel)             (in thousands)
             2006                          18,000                $  38.767                 $    (31)
                                                                                           ========
CRUDE OPTIONS


       Production                                                         Average             Fair Value
         Period          Option Type                 Volumes            Strike Price           Liability
       ----------        -----------                 -------            ------------       -----------------
     (calendar year)                                (barrels)           (per barrel)        (in thousands)
          2004           Puts purchased              25,000               $  32.200            $      -
          2004           Calls sold                  25,000                  38.560                (244)
          2005           Puts purchased              75,000                  30.067                   -
          2005           Calls sold                  75,000                  34.383                (846)
          2006           Puts purchased               5,000                  30.000                   -
          2006           Calls sold                   5,000                  34.250                 (39)
                                                                                               --------
                                                                                                 (1,129)
                                                                                               --------
                                                                                   Total       $ (6,032)
                                                                                               ========

-----------
(1) MMBTU means Million British Thermal Units.

         As of September 30, 2004, the fair value of the swap agreements Atlas Pipeline had entered into in order to convert its market-sensitive floating price contracts to fixed-price positions resulted in a $6.0 million liability of which $4.0 million is expected to be reclassified to earnings in fiscal 2005 and is included in accrued liabilities on the Company's consolidated balance sheet, the balance is in other liabilities on the consolidated balance sheet.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 15 - DISCONTINUED OPERATIONS AND CUMULATIVE EFFECTS OF CHANGES IN
                  ACCOUNTING PRINCIPLES

DISCONTINUED OPERATIONS

         In fiscal 2004, the Company disposed of five real estate investments. Three investments in real estate loans were disposed by repayments of the Company's loans; one as a result of a refinancing and two by sales of properties securing by the Company's loans. In addition, two real estate properties owned by the Company and classified as held for sale were sold in fiscal 2004. The gains and losses on the disposal of these assets are included in gains on disposals of discontinued operations for the year ended September 30, 2004. Operating results of four real assets classified as held for sale as of September 30, 2004 are included in losses on discontinued operations as well as the operations of those entities classified as held for sale and sold in fiscal 2004.

         Summarized discontinued operating results of the Company's real estate operations are as follows:

                                                                                        Years Ended September 30,
                                                                              -----------------------------------------
                                                                                 2004            2003           2002
                                                                              ----------      ----------     ----------
                                                                                            (in thousands)
(Loss) income on discontinued operations before taxes......................   $   (6,050)     $    1,886     $        -
Income tax benefit (provision).............................................        2,110            (665)             -
                                                                              ----------      ----------     ----------
(Loss) income from discontinued operations.................................   $   (3,940)     $    1,221     $        -
                                                                              ==========      ==========     ==========

                                                                                        Years Ended September 30,
                                                                              -----------------------------------------
                                                                                 2004            2003           2002
                                                                              ----------      ----------     ----------
                                                                                            (in thousands)
Gain (loss) on disposals..................................................    $      749      $     (500)    $        -
Income tax (provision) benefit............................................          (255)            175              -
                                                                              ----------      ----------     ----------
Gain (loss) on disposal of discontinued operations........................    $      494      $     (325)    $        -
                                                                              ==========      ==========     ==========

         In September 1999, the Company adopted a plan to dispose of its residential mortgage lending business, LowCostLoan, Inc. ("LCL") (formerly Fidelity Mortgage Funding, Inc.). The business was disposed of in November 2000. Accordingly, LCL has been reported as a discontinued operation. Upon final resolution of certain lease obligations associated with LCL, the Company recognized a gain on disposal in the year ended September 30, 2004. Summarized results of LCL are as follows:

                                                                                        Years Ended September 30,
                                                                              -----------------------------------------
                                                                                 2004            2003           2002
                                                                              ----------      ----------     ----------
                                                                                            (in thousands)
Gain on disposal..........................................................    $      602      $        -     $        -
Income tax provision......................................................          (210)              -              -
                                                                              ----------      ----------     ----------
Gain on disposal of discontinued operations...............................    $      392      $        -     $        -
                                                                              ==========      ==========     ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 15 - DISCONTINUED OPERATIONS AND CUMULATIVE EFFECTS OF CHANGES IN
                  ACCOUNTING PRINCIPLES - (CONTINUED)

         In June 2002, the Company adopted a plan to dispose of its 50% interest in Optiron Corporation ("Optiron"), an energy technology company. The Company subsequently reduced its interest to 10% through a sale to current management which was completed in September 2002. In connection with the sale, the Company forgave $4.3 million of the $5.9 million of indebtedness owed by Optiron to the Company. The remaining $1.6 million of indebtedness was retained by the Company in the form of a promissory note secured by all of Optiron's assets and by the common stock of Optiron's 90% shareholder. The note bears interest at the prime rate plus 1% payable monthly; an additional 1% will accrue until the maturity date of the note in 2022.

         Under the terms of the sale, Optiron was obligated to pay 10% of its revenues to the Company if such revenues exceeded $2.0 million in the twelve month period following the closing of the transaction. As a result, Optiron paid $295,000 to the Company in March 2004.

         In accordance with SFAS 144, the results of Optiron's operations have been reported as discontinued for all periods presented.

         Summarized discontinued operating results of Optiron are as follows:

                                                                                        Years Ended September 30,
                                                                              -----------------------------------------
                                                                                 2004            2003           2002
                                                                              ----------      ----------     ----------
                                                                                             (in thousands)
Loss from discontinued operations before taxes.............................   $        -      $        -     $     (553)
Income tax benefit.........................................................            -               -            193
                                                                              ----------      ----------     ----------
Loss from discontinued operations..........................................   $        -      $        -     $     (360)
                                                                              ==========      ==========     ==========

Income (loss) on disposal of discontinued operations before
  income taxes.............................................................   $        -      $      295     $   (1,971)
Income tax (provision) benefit.............................................            -            (103)           690
                                                                              ----------      ----------     ----------
Income (loss) on disposal of discontinued operations.......................   $        -      $      192     $   (1,281)
                                                                              ==========      ==========     ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 15 - DISCONTINUED OPERATIONS AND CUMULATIVE EFFECTS OF CHANGES IN
                  ACCOUNTING PRINCIPLES - (CONTINUED)

         In connection with a settlement in fiscal 2002 between the Company and the successor in interest to the purchaser of the Company's small ticket equipment leasing subsidiary, Fidelity Leasing, Inc. ("FLI"), the Company and the successor were released from certain terms and obligations of the original purchase agreements, including many of the terms of the Company's non-competition agreement, and from claims arising from circumstances known at the settlement date. In addition, the Company (i) released to the successor $10.0 million that had been placed in escrow; (ii) paid the successor $6.0 million; (iii) guaranteed that the successor will receive payments of $1.2 million from a note, secured by FLI lease receivables; and (iv) issued two promissory notes to the successor, each in the principal amount of $1.75 million, bearing interest at the two-year treasury rate plus 500 basis points, due on December 31, 2004 and 2003, respectively. The 2003 promissory note was repaid in accordance with its terms. In fiscal 2002, the Company recorded a loss from discontinued operations, net of taxes, of $9.4 million in connection with the settlement.

         Summarized discontinued operating results of FLI are as follows:

                                                                                        Years Ended September 30,
                                                                              -----------------------------------------
                                                                                 2004            2003          2002
                                                                              ----------      ----------     ----------
                                                                                            (in thousands)
Loss on disposal before taxes..............................................   $        -      $        -     $  (14,460)
Income tax benefit.........................................................            -               -          5,061
                                                                              ----------      ----------     ----------
Loss on disposal of discontinued operations................................   $        -      $        -     $   (9,399)
                                                                              ==========      ==========     ==========

         Summarized discontinued operating results of real estate, LCL, Optiron and FLI are:

                                                                                        Years Ended September 30,
                                                                              -----------------------------------------
                                                                                 2004            2003          2002
                                                                              ----------      ----------     ----------
                                                                                            (in thousands)
(Loss) income from discontinued operations..................................   $   (6,050)    $    1,886     $     (553)
Income tax benefit (provision)..............................................        2,110           (665)           193
                                                                               ----------     ----------     ----------
                                                                                   (3,940)         1,221           (360)
                                                                               ----------     ----------     ----------
Gain (loss) on disposal of discontinued operations..........................        1,351           (205)       (16,431)
Income tax benefit (provision)..............................................         (465)            72          5,751
                                                                               ----------     ----------     ----------
                                                                                      886           (133)       (10,680)
                                                                               ----------     ----------     ----------
Total (loss) income on discontinued operations..............................   $   (3,054)    $    1,088     $  (11,040)
                                                                               ==========     ==========     ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 15 - DISCONTINUED OPERATIONS AND CUMULATIVE EFFECTS OF CHANGES IN
                  ACCOUNTING PRINCIPLES - (CONTINUED)

CUMULATIVE EFFECTS OF CHANGES IN ACCOUNTING PRINCIPLES

         As described in Note 3, the Company recorded a $13.9 million cumulative effect adjustment (net of taxes of $7.5 million) for a change in accounting principle upon the adoption of FIN 46 in fiscal 2003.

         Optiron adopted SFAS 142 on January 1, 2002, the first day of its fiscal year. Optiron performed the evaluation of its goodwill required by SFAS 142 and determined that it was impaired due to Optiron's uncertainty associated with the on-going viability of the product line with which the goodwill was associated. This impairment resulted in a cumulative effect adjustment on Optiron's books of $1.9 million before tax, for which the Company recorded its 50% share ($627,000, net of taxes of $336,000) in fiscal 2002.

NOTE 16 - SETTLEMENT OF LAWSUITS

         The Company settled an action filed in the U.S. District Court for the District of Oregon by the former chairman of TRM Corporation and his children. The Company's chairman and a former director and officer also had been named as defendants. The plaintiffs' claims were for breach of contract and fraud. The Company recorded a charge of $1.2 million, including related legal fees, in the year ended September 30, 2003. The Company subsequently filed an action against one of its directors' and officers' liability insurance carriers in connection with this settlement. In November 2004, the Company settled its action against the insurance carrier for $1.4 million.

         The Company was a defendant in a class action complaint by stockholders who purchased shares of the Company's common stock between December 17, 1997 and February 22, 1999. Damages were sought in an unspecified amount for losses allegedly incurred as the result of misstatements and omissions allegedly contained in the Company's periodic reports and a registration statement filed with the SEC. To avoid the potential of costly litigation, which would have involved significant time of senior management, the Company settled this matter for a maximum of $7.0 million plus approximately $1.0 million in costs and expenses, of which $6.0 million was paid by two of the Company's directors' and officers' liability insurers. The Company is seeking to obtain the balance of $2.0 million through an action against a third insurer who refused to participate in the settlement. The plaintiffs have agreed to reduce by 50% the amount by which the $2.0 million exceeds any recovery from the insurer. The Company charged operations $1.0 million in the year ended September 30, 2002, the amount of its maximum remaining exposure. If the Company is successful in receiving reimbursement from the third insurer, future operations will be benefited. In November 2004, the court granted the Company's summary judgment motion as to its breach of contract claim. The Company's damage claim is for $2.3 million, however, no final agreement as to damages has been reached.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 17 - ATLAS AMERICA PUBLIC OFFERING

         In May 2004, Atlas America completed an initial public offering of 2,645,000 shares of its common stock at a price of $15.50 per common share including the underwriters' over allotment resulting in a $20.4 million gain on sale reflected as an increase to stockholders' equity based on the excess of proceeds received over the book value of the interest sold to the public. The net proceeds of the offering of $37.0 million, after deducting underwriting discounts and costs, were distributed to the Company in the form of a non-taxable dividend. Following the offering, the Company continues to own approximately 80.2% of Atlas America's common stock.

         In connection with the offering, E. Cohen became Chairman, Chief Executive Officer and President of Atlas America and retired as Chief Executive Officer of the Company. As a result of his retirement and the commencement of payment of benefits under his SERP, the Company recorded a charge of $1.4 million in fiscal 2004 (see Note 11).

NOTE 18 - OPERATIONS OF ATLAS PIPELINE

         In February 2000, the Company's natural gas gathering operations were sold to Atlas Pipeline in connection with a public offering by Atlas Pipeline of 1,500,000 common units. The Company received net proceeds of $15.3 million for the gathering systems, and Atlas Pipeline issued to the Company 1,641,026 subordinated units then constituting a 51% combined general and limited partner interest in Atlas Pipeline. A subsidiary of the Company is the general partner of Atlas Pipeline and has a 2% general partnership interest on a consolidated basis.

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

         In April and July 2004, Atlas Pipeline completed public offerings of 750,000 and 2,100,000 common units, respectively. The net proceeds after underwriting discounts, commissions and costs were $25.2 million and $67.5 million, respectively. The General Partner simultaneously contributed $535,000 and $1.5 million to the Partnership in order to maintain its 2% general partner interest in Atlas Pipeline.

         In May 2003, Atlas Pipeline completed a public offering of 1,092,500 common units of limited partner interest. The net proceeds after underwriting discounts and commissions were approximately $25.2 million. These proceeds were used in part to repay existing indebtedness of $8.5 million.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 18 - OPERATIONS OF ATLAS PIPELINE - (CONTINUED)

         Upon the completion of these offerings, the Company's combined general and limited partner interest in Atlas Pipeline was reduced to 24%. Because the Company, through its general partner interest, controls the decisions and operations of Atlas Pipeline, it is consolidated in the Company's financial statements.

         During fiscal 2004, 2003 and 2002, the fee paid to Atlas Pipeline was calculated based on the 16% rate. Through September 30, 2004, the Company has not been required to provide any construction financing.

         In September 2003, Atlas Pipeline entered into an agreement with SEMCO Energy, Inc. to purchase all of the stock of Alaska Pipeline Company. In order to complete the acquisition, Atlas Pipeline needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004 it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent Atlas Pipeline a notice purporting to terminate the transaction. Atlas Pipeline believes SEMCO caused the delay in closing the transaction and breached its obligations under the acquisition agreement. Atlas Pipeline is currently pursuing its remedies under the acquisition agreement. In connection with the acquisition, subsequent termination and current legal action, Atlas Pipeline incurred $3.0 million of costs, which are shown as terminated acquisition costs and are included in our energy expenses.

NOTE 19 -SPECTRUM ACQUISITION BY ATLAS PIPELINE

         On July 16, 2004, Atlas Pipeline acquired Spectrum Field Services, Inc. for approximately $142.4 million, including transaction costs and the payment of taxes due as a result of the transaction. Spectrum's principal assets include 1,900 miles of natural gas pipelines and a natural gas processing facility in Velma, Oklahoma.

         Atlas Pipeline financed the Spectrum acquisition, including approximately $4.2 million of transaction costs, as follows:

         o borrowed $100.0 million under the term loan portion of its $135.0 million senior secured term loan and revolving credit facility administered by Wachovia (Note 9);

         o used the $20.0 million of proceeds received from the sale to the Company and Atlas America of preferred units in Atlas Pipeline Operating Partnership; and

         o used $22.4 million of net proceeds from the Atlas Pipeline's April 2004 common unit offering.

         On July 20, 2004, Atlas Pipeline used a portion of the July 2004 public offering to repay $40.0 million of the borrowings under its $135.0 million credit facility and to repurchase the preferred units from the Company and Atlas America for $20.4 million.

         On March 9, 2004, the Oklahoma Tax Commission ("OTC") filed a petition against Spectrum alleging that Spectrum underpaid gross production taxes beginning in June 2000. The OTC is seeking a settlement of $5.0 million plus interest and penalties. Atlas Pipeline plans on defending itself vigorously. In addition, under the terms of the Spectrum purchase agreement, $14.0 million has been placed in escrow to cover the costs of any adverse settlement resulting from the petition and other indemnification obligations of the purchase agreement.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 19 -SPECTRUM ACQUISITION BY ATLAS PIPELINE - (CONTINUED)

         The acquisition was accounted for using the purchase method of accounting under SFAS No. 141 "Business Combinations." The following table presents the allocation of the acquisition costs, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their fair values at the date of acquisition (in thousands):

Cash and cash equivalents..........................................................        $       804
Accounts receivable................................................................             18,504
Prepaid expenses...................................................................                649
Property, plant and equipment......................................................            140,592
Other long-term assets.............................................................              1,054
                                                                                           -----------
  Total assets acquired............................................................            161,603
                                                                                           -----------

Accounts payable and accrued liabilities...........................................            (17,552)
Hedging liabilities................................................................             (1,519)
Long-term debt.....................................................................               (164)
                                                                                           -----------
  Total liabilities assumed........................................................            (19,235)
                                                                                           -----------
    Net assets acquired............................................................        $   142,368
                                                                                           ===========

         Atlas Pipeline is in the process of evaluating certain estimates made in the purchase price and related allocations; thus, the purchase price and allocation are both subject to adjustment.

         The results of operations of Spectrum are included in the Company's consolidated statements of operations from July 16, 2004, the date of acquisition.

         The following summarized unaudited pro forma consolidated statements of operations information for the years ended September 30, 2004 and 2003 assumes that the Spectrum acquisition occurred as of October 1, 2002. The Company has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if Atlas Pipeline had completed this acquisition as of the periods shown below or the results that will be attained in the future. The amounts presented below are in thousands, except per share amounts:

                                                                                        Year Ended
                                                                                   September 30, 2004
                                                                      --------------------------------------------
                                                                                        Pro Forma
                                                                      As Reported      Adjustments       Pro Forma
                                                                      -----------      -----------       ---------
Revenues...........................................................    $  214,841      $   90,177         $ 305,018

Income from continuing operations..................................    $   21,463      $    2,508         $  23,971

Net income.........................................................    $   18,409      $    2,508         $  20,917

Basic net income per common share..................................    $     1.06      $     0.14         $    1.20

Diluted net income per common share................................    $     1.01      $     0.13         $    1.14
Weighted average number of common shares used for basic net
  Income calculation...............................................        17,417               -            17,417
Weighted average number of common shares used for
  diluted net income per common share calculation..................        18,309               -            18,309

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 19 -SPECTRUM ACQUISITION BY ATLAS PIPELINE - (CONTINUED)

                                                                                        Year Ended
                                                                                   September 30, 2003
                                                                      --------------------------------------------
                                                                                        Pro Forma
                                                                      As Reported      Adjustments       Pro Forma
                                                                      -----------      -----------       ---------
Revenues.........................................................     $ 124,455        $   98,488        $ 222,943

Income from continuing operations................................     $   9,878        $    1,822        $  11,700

Net income (loss)................................................     $  (2,915)       $    1,822        $  (1,093)

Basic net income (loss) per common share.........................     $   (0.17)       $     0.11        $   (0.06)

Diluted net income (loss) per common share.......................     $   (0.17)       $     0.11        $   (0.06)
Weighted average number of common shares used for basic
  net income (loss) calculation..................................        17,172                 -           17,172
Weighted average number of common   shares used for  diluted net
  income (loss) per common share calculation.....................        17,568                 -           17,568

         Significant pro forma adjustments include revenues and costs and expenses for the period prior to Atlas Pipeline's acquisition, interest and depreciation expense and the elimination of income taxes.

NOTE 20 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMER INFORMATION

         The Company's operations include reportable operating segments. In addition, certain other activities are reported in the "Other energy" category and "All other" categories. These operating segments reflect the way the Company manages its operations and makes business decisions. The equipment leasing segment first met the criteria for reportable operating segments in the three months ended June 30, 2003 and, accordingly, all prior periods have been restated to reflect these new segments. The Company does not allocate income taxes to its operating segments. Operating segment data for the periods indicated are as follows:

YEAR ENDED SEPTEMBER 30, 2004 (in thousands):

                                                                                                 Segment          Other
                               Revenues from                                  Depreciation,     operating      significant
                                  external       Interest       Interest      depletion and       profit          items:
                                 customers        income         expense       amortization       (loss)      Segment assets
                               -------------     --------       --------      -------------     ---------     --------------
Well drilling                     $ 86,880      $       -      $         -       $      -        $  9,679      $    8,486
Production and
   exploration                      48,526              -                -         10,319          28,981         185,775
Mid- Continent                      30,048              -                3            613           2,069         154,741
Appalachia                           6,204              -                -          2,024             340          36,496
Other energy(a)                      8,694            250            2,878          1,744          (1,135)          6,807
Real estate                         18,884             75            1,218            324           2,175         210,827
Equipment leasing                    8,262              3              970            534          (1,268)         29,417
Structured finance                   7,343              -                -             10           5,205          10,418
All other                                -          1,339            1,618              -          (8,770)         82,739
Eliminations                             -         (1,021)             (71)             -               -               -
                                  --------      ---------      -----------       --------        --------      ----------
Totals                            $214,841      $     646      $     6,616       $ 15,568        $ 37,276      $  725,706
                                  ========      =========      ===========       ========        ========      ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 20 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMER INFORMATION -
                                    (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2003 (in thousands):

                                                                                                 Segment          Other
                               Revenues from                                  Depreciation,     operating      significant
                                  external       Interest       Interest      depletion and       profit          items:
                                 customers        income         expense       amortization       (loss)      Segment assets
                               -------------     --------       --------      -------------     ---------     --------------
Well drilling                      $ 52,879      $       -      $        -       $      -          $  5,317       $    7,844
Production and
   exploration                       38,639              -               -          8,042            21,463          145,614
Mid- Continent                            -              -               -              -                 -                -
Appalachia                            5,901              -               -          1,657               175           30,735
Other energy (a)                      7,843            220           1,961          1,896              (505)          48,195
Real estate                          13,678             83           1,400            221             6,864          370,046
Equipment leasing                     4,071             71             916            196            (2,011)          15,630
Structured finance                    1,444              8               -              -             1,491            4,987
All other                                 -            484           8,707            136            (8,153)          47,693
Eliminations                              -           (195)           (195)             -                 -                -
                                   --------      ---------      ----------       --------          --------       ----------
Totals                             $124,455      $     671      $   12,789       $ 12,148          $ 24,641       $  670,744
                                   ========      =========      ==========       ========          ========       ==========

YEAR ENDED SEPTEMBER 30, 2002 (in thousands):

                                                                                                 Segment          Other
                               Revenues from                                  Depreciation,     operating      significant
                                  external       Interest       Interest      depletion and       profit          items:
                                 customers        income         expense       amortization       (loss)      Segment assets
                               -------------     --------       --------      -------------     ---------     --------------
Well drilling                     $ 55,736      $       -         $      -       $      -        $  6,057        $   7,555
Production and
   exploration                      28,916              -                -          7,550          12,708          119,125
Mid- Continent                           -              -                -              -               -                -
Appalachia                           5,389              -                -          1,404             510           27,983
Other energy (a)                     7,871            686            2,200          1,882          (2,533)          37,951
Real estate                         16,582            145            1,790            135          12,404          204,327
Equipment leasing                    1,246            145               44             82             421           10,793
Structured finance                     185            519                -              -             (15)           3,085
All other(a)                             -              -            8,959            108          (7,818)          56,679
Eliminations                             -           (253)            (253)             -               -                -
                                  --------      ---------         --------       --------        --------        ---------
Totals                            $115,925      $   1,242         $ 12,740       $ 11,161        $ 21,734        $ 467,498
                                  ========      =========         ========       ========        ========        =========

-----------
(a) Includes revenues and expenses from the Company's well services business which does not meet the quantitative threshold for reporting segment information and general corporate expenses not allocable to any particular segment.

         Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto, including interest, provision for possible losses and depreciation, depletion and amortization, excluding general corporate expenses.

         The Company's natural gas is sold under contract to various purchasers. For the years ended September 30, 2004, 2003 and 2002, gas sales to First Energy Solutions Corporation accounted for 11%, 18% and 16%, respectively, of our energy revenues. No other operating segments had revenues from a single customer or borrower which exceeded 10% of total revenues.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 21 - SUPPLEMENTAL OIL AND GAS INFORMATION

         Results of operations from oil and gas producing activities:

                                                                                          Years Ended September 30,
                                                                                 ----------------------------------------
                                                                                    2004           2003           2002
                                                                                 ----------     ----------     ----------
                                                                                              (in thousands)
Revenues.....................................................................    $   48,526     $   38,639     $   28,916
Production costs.............................................................        (7,289)        (6,770)        (6,691)
Exploration expenses.........................................................        (1,549)        (1,715)        (1,573)
Depreciation, depletion and amortization.....................................       (10,319)        (8,042)        (7,550)
Income taxes.................................................................       (10,279)        (7,519)        (4,005)
                                                                                 ----------     ----------     ----------
Results of operations from oil and gas producing activities..................    $   19,090     $   14,593     $    9,097
                                                                                 ==========     ==========     ==========

         Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                                             At September 30,
                                                                                 ----------------------------------------
                                                                                    2004           2003           2002
                                                                                 ----------     ----------     ----------
                                                                                              (in thousands)
Mineral interests:
  Proved properties..........................................................    $     2,544    $       844     $      843
  Unproved properties........................................................          1,002            563            584
Wells and related equipment..................................................        184,046        150,657        124,083
Support equipment............................................................          2,890          2,185          1,412
Uncompleted wells equipment and facilities...................................              1             51             51
                                                                                 -----------    -----------     ----------
                                                                                     190,483        154,300        126,973
Accumulated depreciation, depletion and amortization ........................        (54,086)       (43,292)       (36,669)
                                                                                 -----------    -----------     ----------
     Net capitalized costs...................................................    $   136,397    $   111,008     $   90,304
                                                                                 ===========    ===========     ==========

         Costs Incurred in Oil and Gas Producing Activities. The costs incurred by the Company in its oil and gas activities during fiscal years 2004, 2003 and 2002 are as follows:

                                                                                          Years Ended September 30,
                                                                                 ----------------------------------------
                                                                                    2004           2003           2002
                                                                                 ----------     ----------     ----------
                                                                                              (in thousands)
Property acquisition costs:
  Proved properties..........................................................    $    1,700     $      412     $      154
  Unproved properties........................................................           439              -              9
Exploration costs............................................................         1,549          1,715          1,573
Development costs............................................................        39,978         28,007         20,934
                                                                                 ----------     ----------     ----------
                                                                                 $   43,666     $   30,134     $   22,670
                                                                                 ==========     ==========     ==========

                                      121

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 21 - SUPPLEMENTAL OIL AND GAS INFORMATION - (CONTINUED)

         The development costs for the years ended September 30, 2004, 2003 and 2002 were substantially all incurred for the development of proved undeveloped properties.

         Oil and Gas Reserve Information (Unaudited). The estimates of the Company's proved and unproved gas reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum engineering firm, as of September 30, 2004, 2003 and 2002. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the FASB which require that reserve estimates be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

         Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

         o Estimates of proved reserves do not include the following: (a) oil that may become available from known reservoirs but is classified separately as "indicated additional reservoirs"; (b) crude oil, natural gas, and NGLs, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (c) crude oil, natural gas and NGLs, that may occur in undrilled prospects; and (d) crude oil, natural gas and NGLs that may be recovered from oil shales, coal, gilsonite and other such sources.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 21 - SUPPLEMENTAL OIL AND GAS INFORMATION - (CONTINUED)

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

         The Company's reconciliation of changes in proved reserve quantities is as follows (unaudited):

                                                                                      Gas                    Oil
                                                                                     (mcf)                 (bbls)
                                                                                  ------------            ---------
Balance September 30, 2001.................................................        118,117,370            1,801,068
     Current additions.....................................................         19,303,971               55,416
     Sales of reserves in-place............................................           (510,812)             (23,676)
     Purchase of reserves in-place.........................................            280,594                2,180
     Transfers to limited partnerships.....................................         (6,829,047)             (45,001)
     Revisions.............................................................            (23,057)             260,430
     Production............................................................         (7,117,276)            (172,750)
                                                                                  ------------            ---------
Balance September 30, 2002.................................................        123,221,743            1,877,667
     Current additions.....................................................         27,440,261               44,868
     Sales of reserves in-place............................................            (56,480)             (14,463)
     Purchase of reserves in-place.........................................            986,463               18,998
     Transfers to limited partnerships.....................................         (8,669,521)             (31,386)
     Revisions.............................................................         (2,662,812)             119,038
     Production............................................................         (6,966,899)            (160,048)
                                                                                  ------------            ---------
Balance September 30, 2003.................................................        133,292,755            1,854,674
     Current additions.....................................................         28,761,902              245,509
     Sales of reserves in-place............................................             (3,439)              (1,669)
     Purchase of reserves in-place.........................................            232,429                4,000
     Transfers to limited partnerships.....................................        (10,132,616)             (29,394)
     Revisions.............................................................         (2,732,385)             382,613
     Production............................................................         (7,285,281)            (181,021)
                                                                                  ------------            ---------
Balance September 30, 2004.................................................        142,133,365            2,274,712
                                                                                  ============            =========
Proved developed reserves at:
September 30, 2002.........................................................         83,995,712            1,846,281
September 30, 2003.........................................................         87,760,113            1,825,280
September 30, 2004.........................................................         95,788,656            2,125,813

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 21 - SUPPLEMENTAL OIL AND GAS INFORMATION - (CONTINUED)

         The following schedule presents the standardized measure of estimated discounted future net cash flows relating to proved oil and gas reserves. The estimated future production is priced at fiscal year-end prices, adjusted only for fixed and determinable increases in natural gas and oil prices provided by contractual agreements. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves based on fiscal year-end cost levels and includes the effect on cash flows of the settlement of asset retirement obligations on gas and oil properties. The future net cash flows are reduced to present value amounts by applying a 10% discount factor. The standardized measure of future cash flows was prepared using the prevailing economic conditions existing at September 30, 2004, 2003 and 2002 and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations (unaudited).

                                                                                            Years Ended September 30,
                                                                                  ------------------------------------------
                                                                                      2004            2003          2002
                                                                                  ------------    -----------    -----------
                                                                                                 (in thousands)
Future cash inflows..........................................................     $  1,096,047    $   715,539    $   518,118
Future production costs......................................................         (227,738)      (185,442)      (147,279)
Future development costs.....................................................          (92,079)       (72,476)       (55,644)
Future income tax expense....................................................         (227,862)      (125,556)       (79,557)
                                                                                  ------------    -----------    -----------

Future net cash flows........................................................          548,368        332,065        235,638

  Less 10% annual discount for estimated timing of cash flows................         (315,370)      (187,714)      (131,512)
                                                                                  ------------    -----------    -----------
  Standardized measure of discounted future net cash flows...................     $    232,998    $   144,351    $   104,126
                                                                                  ============    ===========    ===========

         The future cash flows estimated to be spent to develop proved undeveloped properties in the years ended September 30, 2005, 2006 and 2007 are $36.0 million, $36.0 million and $20.1 million, respectively.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 21 - SUPPLEMENTAL OIL AND GAS INFORMATION - (CONTINUED)

         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes (unaudited):

                                                                                            Years Ended September 30,
                                                                                  ------------------------------------------
                                                                                      2004            2003          2002
                                                                                  ------------    -----------    -----------
                                                                                                (in thousands)
Balance, beginning of year...................................................     $   144,351     $   104,126    $    98,712

Increase (decrease) in discounted future net cash flows:
  Sales and transfers of oil and gas, net of related costs...................         (41,237)        (31,869)       (22,223)
  Net changes in prices and production costs.................................          97,161          44,232            249
  Revisions of previous quantity estimates...................................           6,265            (229)         3,787
  Development costs incurred.................................................           4,838           3,689          4,107
  Changes in future development costs........................................          (1,033)           (166)          (149)
  Transfers to limited partnerships..........................................          (9,499)         (3,313)        (3,970)
  Extensions, discoveries, and improved recovery less
     related costs...........................................................          54,979          24,272         12,057
  Purchases of reserves in-place.............................................             594           1,730            340
  Sales of reserves in-place, net of tax effect..............................             (33)           (200)          (799)
  Accretion of discount......................................................          19,142          13,247         12,726
  Net changes in future income taxes.........................................         (40,504)        (18,749)           203
  Estimated settlement of asset retirement obligations.......................          (1,757)         (3,131)             -
  Estimated proceeds on disposals of well equipment..........................           2,055           3,380              -
  Other......................................................................          (2,324)          7,332           (914)
                                                                                  -----------     -----------    -----------
Balance, end of year.........................................................     $   232,998     $   144,351    $   104,126
                                                                                  ===========     ===========    ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 22 - QUARTERLY RESULTS (UNAUDITED)

                                                            December 31,       March 31,        June 30,       September 30,
                                                            ------------       ---------        --------       -------------
                                                                        (in thousands, except per share data)
YEAR ENDED SEPTEMBER 30, 2004

Revenues...............................................      $   42,304       $   51,051       $   40,667      $     80,819

Operating income.......................................      $    7,992       $    9,972       $    6,060      $     13,252

Income from continuing operations......................      $    3,823       $    6,959       $    3,132      $      7,549

Net income.............................................      $    3,343       $    6,162       $    2,846      $      6,058

Net income from continuing operations - basic.........       $     0.22       $     0.40       $     0.18      $       0.43
Net income per common share - basic....................      $     0.19       $     0.35       $     0.16      $       0.36

Net income from continuing operations - diluted........      $     0.21       $     0.38       $     0.17      $       0.40
Net income per common share - diluted..................      $     0.19       $     0.34       $     0.15      $       0.32


                                                            December 31,       March 31,        June 30,       September 30,
                                                            ------------       ---------        --------       -------------
                                                                        (in thousands, except per share data)
YEAR ENDED SEPTEMBER 30, 2003

Revenues...............................................      $   22,388       $   40,540       $   28,059      $     33,468

Operating income.......................................      $    4,629       $    6,358       $    7,130      $      6,524

Income from continuing operations......................      $    1,781       $    3,095       $    3,509      $      1,493

Net income (loss)......................................      $    1,781       $    3,095       $    3,486      $    (11,277)

Net income from continuing operations - basic..........      $     0.10       $     0.18       $     0.21      $       0.09
Net income (loss) per common share - basic.............      $     0.10       $     0.18       $     0.20      $      (0.66)

Net income from continuing operations - diluted........      $     0.10       $     0.18       $     0.20      $       0.08
Net income (loss) per common share - diluted...........      $     0.10       $     0.18       $     0.20      $      (0.64)

         As described in Note 3, on July 1, 2003, the Company adopted FIN 46. The consolidation of FIN 46 entities resulted in a $13.9 million after-tax accounting cumulative effect charge in the Company's fourth fiscal quarter. In addition, subsequent to adoption, the Company classified certain of these entities as held for sale, resulting in income from discontinued operations of $1.1 million in the Company's fourth fiscal quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

         There have been no significant changes in our internal controls over financial reporting that has partially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal year.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors is divided into three classes with directors in each class serving three year terms. Information is set forth below regarding the principal occupation of each of our directors. There are no family relationships among the directors and executive officers except that Jonathan Z. Cohen, our President, Chief Executive Officer and a director, is a son of Edward
E. Cohen, the Chairman of our Board of Directors.

NAMES OF DIRECTORS, PRINCIPAL                                                     YEAR IN WHICH SERVICE         TERM TO EXPIRE
OCCUPATION AND OTHER INFORMATION                                                   AS DIRECTOR BEGAN          AT ANNUAL MEETING
--------------------------------                                                  ---------------------       -----------------
         CARLOS C. CAMPBELL, 67, President of C.C. Campbell and Company (a
management consulting firm) since 1985. Director of PICO Holdings, Inc. (a publicly-traded diversified holding company) since 1998. Director of NetWolves
Corporation (a publicly-traded information technology company) since 2003.                  1990                     2005

         EDWARD E. COHEN, 65, Chairman of our Board since 1990. Chief Executive
Officer from 1988 to 2004. President from 2000 to 2003. Chairman of the Managing
Board of Atlas Pipeline Partners GP, LLC (a wholly-owned subsidiary of Atlas
America that is the general partner of Atlas Pipeline) since its formation in
1999. Chairman, Chief Executive officer and President of Atlas America (a publicly-traded energy company that is 80% owned by us) since its formation in
2000. Director of TRM Corporation (a publicly-traded consumer services company)
since 1998. Chairman of the Board of Brandywine Construction & Management, Inc.
(a property management company) since 1994.                                                 1988                     2005

         JONATHAN Z. COHEN, 34, President since 2003, Chief Executive Officer since 2004 and a Director since 2002. Chief Operating Officer from 2002 to 2004.
Executive Vice President from 2001 to 2003. Senior Vice President from 1999 to
2001. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999. Vice Chairman and a Director of Atlas America since its formation in 2000. Trustee and Secretary of RAIT Investment Trust (a
publicly-traded real estate investment trust) since 1997. Vice Chairman of RAIT since 2003. Chairman of the Board of The Richardson Company (a sales consulting
company) since 1999.                                                                        2002                     2006

         JOHN S. WHITE, 64, Senior Vice President of Royal Alliance Associates,
Inc. (an independent broker/dealer) since 2002. Chief Executive Officer and
President of DCC Securities Corporation (a securities brokerage firm) from 1989
to 2002.                                                                                    1993                     2006

         ANDREW M. LUBIN, 58, President, Delaware Financial Group, Inc. (a
private investment firm), since 1990.                                                       1994                     2007

         P. SHERRILL NEFF, 53, Founder and Managing Partner of Quaker
BioVentures, Inc. (a life sciences venture fund) since 2002. President and Chief
Financial Officer of Neose Technologies, Inc. (a publicly-traded life sciences company) from 1994 to 2002. Director of Neose Technologies, Inc. from 1994 to
2003.                                                                                       1998                      2007

NON-DIRECTOR EXECUTIVE OFFICERS

         The Board of Directors appoints officers each year at its annual meeting following the annual stockholders meeting and from time to time as necessary.

         STEVEN J. KESSLER, 61, Senior Vice President and Chief Financial Officer since 1997. Vice President-Finance and Acquisitions at Kravco Company (a national shopping center developer and operator) from 1994 to 1997. Trustee of GMH Communities Trust (a publicly traded specialty housing real estate investment trust) since 2004.

         ALAN F. FELDMAN, 41, Senior Vice President since 2002. President of Resource Properties, Inc. (a wholly-owned real estate subsidiary) since 2002. Vice President at Lazard Freres & Co. (an investment bank) from 1998 to 2002. Executive Vice President at PREIT-Rubin, Inc., the management subsidiary of Pennsylvania Real Estate Investment Trust (a publicly-traded real estate investment trust) and its predecessor, The Rubin Organization, from 1992 to 1998.

OTHER SIGNIFICANT EMPLOYEES

         The following sets forth certain information regarding other significant employees:

         DAVID E. BLOOM, 40, Senior Vice President since 2001. President of Resource Capital Partners, Inc. (a wholly-owned real estate subsidiary) since 2002. President of Resource Properties from 2001 to 2002. Senior Vice President at Colony Capital, LLC (an international real estate opportunity fund) from 1999 to 2001. Director at Sonnenblick-Goldman Company (a real estate investment bank) from 1998 to 1999. Attorney at Willkie Farr & Gallagher (an international law firm) from 1996 to 1998.

         CRIT S. DEMENT, 52, Chairman and Chief Executive Officer of LEAF Financial (a wholly-owned equipment leasing subsidiary) since 2001. President of the Technology Finance Group of CitiCapital Vendor Finance in 2001. President of the Small Ticket Group of European American Bank, a division of ABN AMRO, from 2000 to 2001. President and Chief Operating Officer of Fidelity Leasing, Inc. (a former wholly-owned subsidiary) from 1996 to 2000.

         MICHAEL S. YECIES, 37, Vice President, Chief Legal Officer and Secretary since 1998. Attorney at Duane Morris LLP (an international law firm) from 1994 to 1998.

INFORMATION CONCERNING THE AUDIT COMMITTEE

         Our Board of Directors has a standing Audit Committee. All of the members of the Audit Committee are independent directors as defined by Nasdaq National Market rules. The Board of Directors has determined that Mr. Neff is an "audit committee financial expert" as defined by SEC rules. The Audit Committee reviews the scope and effectiveness of audits by the independent accountants, is responsible for the engagement of independent accountants, and reviews the adequacy of the Company's internal controls. The Committee held four meetings during fiscal 2004. Members of the Committee are Messrs. Lubin (Chairman), Neff and Campbell.

CODE OF ETHICS

         We have adopted a code of business conduct and ethics applicable to all directors, officers and employees. We will provide to any person without charge, upon request, a copy of our code of conduct. Any such request should be directed to us as follows: Resource America, Inc., 1845 Walnut Street, Suite 1000, Philadelphia, PA 19103, Attention: Secretary.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports.

         Based solely on our review of the reports received by us, or written representations from certain reporting persons that no filings were required for those persons, we believe that, during fiscal year 2004, our officers, directors and greater than ten percent stockholders complied with all applicable filing requirements, except that one Form 4 with respect to one option exercise was inadvertently filed late by Nancy McGurk, a former executive officer.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following tables set forth certain information concerning the compensation paid or accrued during each of the last three fiscal years for our Chief Executive Officer and each of our four other most highly compensated executive officers whose aggregate salary and bonus (including amounts of salary and bonus foregone to receive non-cash compensation) exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation             Long Term Compensation
                                              -------------------------------    -------------------------
                                                                                          Awards
                                                                                 -------------------------
                                                                                 Restricted     Securities       All Other
                                 Fiscal                                             Stock       Underlying        Compen-
Name and Principal Position       Year         Salary      Bonus(1)    Other      Awards(2)       Options         sation(3)
---------------------------      ------        ------      --------  --------    ----------     ----------       ----------
Edward E. Cohen                   2004        $523,077     $600,000  $      0      $299,265              0       $2,681,846
   Chairman, Chief                2003         600,000      400,000         0         1,154              0          318,769
   Executive Officer (4)          2002         600,000      500,000         0           797        150,000        1,108,692

Jonathan Z. Cohen                 2004         457,692      400,000         0         1,900              0          564,631
   President, Chief               2003         350,000      300,000         0         1,154              0            4,990
   Executive Officer (4)          2002         335,385      200,000         0           797        150,000            9,846

Steven J. Kessler                 2004         300,000      235,000         0         1,963              0           45,260
   Senior Vice President &        2003         300,000      150,000         0         1,154              0            6,000
   Chief  Financial Officer       2002         300,000      150,000         0           797         30,000           11,000

Freddie M. Kotek                  2004         267,500      250,000         0        53,377              0            6,500
   Senior Vice President (4)      2003         250,000      200,000         0         1,154              0            6,000
                                  2002         248,677      150,000         0           797         30,000           11,000

Alan F. Feldman                   2004         317,500      150,000         0         1,900              0                0
   Senior Vice President          2003         300,000      100,000         0             0              0                0
                                  2002(5)       36,923      100,000    50,000             0        200,000                0

-------------
(1) Bonuses in any fiscal year are generally based upon our performance in the prior fiscal year and the individual's contribution to that performance. From time to time, we may award bonuses in a fiscal year reflecting an individual's performance during that fiscal year.

(2) Reflects allocations of shares to employee accounts that were made in fiscal 2004 under our 1989 Employee Stock Ownership Plan ("ESOP") to reconcile shares held to shares which should have been allocated to those accounts in prior years. Share allocations under the ESOP have been valued at the closing price of our common stock at September 30, 2004, 2003 and 2002, respectively. For purposes of this table, all ESOP shares are assumed to be fully vested. Mr. E. Cohen was fully vested as of September 30, 1997. Mr. Kotek was fully vested as of September 30, 2000. Messrs. J. Cohen and Kessler were fully vested as of September 30, 2004. Mr. Feldman was not vested as of September 30, 2004. At September 30, 2004, the number of restricted shares held and the value of those restricted shares (in the aggregate, and valued at the closing market price of our common stock on the dates of the respective grants) are: Mr.
       E. Cohen - 73,683 shares ($424,773); Mr. J. Cohen - 588 shares ($6,416);
       Mr. Kessler - 618 shares ($6,687); and Mr. Kotek - 18,431 shares ($110,736). Cash dividends, as and when authorized by our Board of Directors, have been and will continue to be paid to the ESOP on the restricted shares.

(3) Reflects matching payments we made under the 401(k) Plan and grants in 2004 of phantom units under the Atlas Pipeline Long Term Incentive Plan. The amounts set forth for Mr. E. Cohen in fiscal 2004, 2003 and 2002 also include (i) $1,501,000, $314,500 and $1,100,000, respectively, of accrued obligations under a Supplemental Employment Retirement Plan established by us in March 1997 in connection with the employment agreement between Mr. E. Cohen and the Company and (ii) a $254,000 payment to Mr. E. Cohen in fiscal 2004 in connection with his Supplemental Employment Retirement Plan. See "Employment Agreements." The phantom unit grants under the Atlas Pipeline Long Term Incentive Plan entitle the recipient, upon vesting, to receive one common unit or its then fair market value in cash and include distribution equivalent rights. The number of phantom units held and the value of those phantom units, valued at the closing market price of Atlas Pipeline common units on the date of the grant, are: Mr.
       E. Cohen - 25,000 phantom units ($931,500); Mr. J. Cohen - 15,000 phantom units ($558,900); and Mr. Kessler - 1,000 phantom units ($37,260).

(4) Mr. E. Cohen was our Chief Executive Officer until his retirement in May 2004 in connection with Atlas America's initial public offering. Mr. J. Cohen became our Chief Executive Officer immediately following Mr. E. Cohen's retirement. Mr. Kotek was an executive officer until May 2004, and he currently is an executive officer of Atlas America.

(5) Mr. Feldman's salary in 2002 is for the partial fiscal year period from the inception of his employment with us on August 1, 2002 through September 30, 2002. The salary reported for fiscal 2002 was based on an annual salary rate of $300,000 for fiscal 2002. Mr. Feldman's bonus in fiscal 2002 was a signing bonus associated with the inception of his employment. Mr. Feldman's other compensation in fiscal 2002 was a relocation expense reimbursement.

OPTION/SAR GRANTS AND EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         We did not grant any stock options or stock appreciation rights to the named executive officers in fiscal 2004.

         The following table sets forth the aggregated option exercises during fiscal 2004, together with the number of unexercised options and their value on September 30, 2004, held by the executive officers listed in the Summary Compensation Table. No stock appreciation rights were exercised or held by the named executive officers in fiscal 2004.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                Number of
                                                                          Securities Underlying
                                                                               Unexercised          Value of Unexercised
                                             Shares                         Options at FY-End      In-the-Money Options at
                                            Acquired                          Exercisable/          FY-End Exercisable/
Name                                      On Exercise    Value Realized       Unexercisable           Unexercisable(1)
----                                      -----------    --------------       -------------           ----------------
Edward E. Cohen                                0              $   0             450,000/0               $5,252,700/$0
Jonathan Z. Cohen                              0                  0           458,750/86,250        $6,047,137/$1,331,929
Steven J. Kessler                              0                  0           62,500/22,500           $722,307/$332,152
Freddie M. Kotek                               0                  0           76,995/22,500          $1,216,243/$332,152
Alan F. Feldman                                0                  0          100,000/100,000        $1,425,000/$1,425,000

-----------------
(1) Value is calculated by subtracting the total exercise price from the fair market value of the securities underlying the options at September 30, 2004.

EMPLOYMENT AGREEMENTS

         Edward E. Cohen served as our Chairman of the Board of Directors and Chief Executive Officer until completion of the initial public offering of Atlas America in May 2004. Upon completion of the offering, Mr. Cohen retired as our Chief Executive Officer and became the Chief Executive Officer of Atlas America and entered into an employment agreement with Atlas America.

         Under the employment agreement between us and Mr. Cohen, as a result of Mr. Cohen's retirement Mr. Cohen became entitled to termination benefits of 25% of an amount equal to:

         o five times Average Compensation (defined as the average of the annual total compensation received by Mr. Cohen in the three most highly compensated years during the previous nine years of employment), payable over 36 months, plus

         o to the extent Mr. Cohen has not received 120 months of Supplemental Employment Retirement Plan ("SERP") benefits, the balance thereof.

         In the event that the foregoing benefits become subject to any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986 (the "Code"), we must pay Mr. Cohen an additional sum such that the net amounts retained by Mr. Cohen, after payment of excise, income and withholding taxes, shall equal Total Benefits.

         As required by the agreement, we had also established a SERP for Mr. Cohen's benefit which pays Mr. Cohen a monthly retirement benefit equal to 75% of his Average Compensation, less any amounts payable under any of our other retirement plans in which Mr. Cohen participates. In June 2004, the SERP commenced payment to Mr. Cohen and paid him $254,000 in connection with his retirement. In each of 1999 and 2000, we established a trust to fund the SERP. The 1999 Trust purchased 100,000 shares of common stock of The Bancorp, Inc. See "Item 13. Certain Relationships and Related Party Transactions." The 2000 Trust holds 45,889 shares of convertible preferred stock of The Bancorp, Inc. and a loan to a limited partnership of which Mr. Cohen and Daniel Cohen, a son of Mr. Cohen and a former officer and director, own the beneficial interests. This loan was acquired for its outstanding balance of $720,167 by the 2000 Trust in April 2001 from a corporation of which Mr. Cohen was the Chairman and Jonathan Cohen was the President. In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which Daniel Cohen is the principal shareholder and a director. The fair value of the 1999 Trust was approximately $1.4 million at September 30, 2004. This trust and its assets are not included in our consolidated balance sheet. However, its assets are considered in determining the amount of our liability under the SERP.

         The carrying value of the assets in the 2000 Trust is approximately $3.7 million at September 30, 2004 and, because it is a "Rabbi Trust," its assets are included in Other Assets in our consolidated balance sheets and our liability under the SERP has not been reduced by the value of those assets.

         Jonathan Z. Cohen currently serves as our Chief Executive Officer, President and a director under an employment agreement dated October 5, 1999. The agreement requires Mr. Cohen to devote as much of his business time to us as necessary to the fulfillment of his duties, although it permits him to have outside business interests. The agreement provides for initial base compensation of $200,000 per year, which may be increased by the Compensation Committee of the Board based upon its evaluation of Mr. Cohen's performance. Mr. Cohen is eligible to receive incentive bonuses and stock option grants in amounts to be determined by the Board and to participate in all employee benefit plans in effect during his period of employment.

         The agreement has a term of three years and, until notice to the contrary, the term is automatically extended so that, on any day on which the agreement is in effect, it has a then-current three year term. The agreement can be sooner terminated in the event of Mr. Cohen's disability extending for more than 240 days or death. Mr. Cohen also has the right to terminate the agreement upon a change in control or potential change in control and for cause. Otherwise, Mr. Cohen can terminate the agreement upon 180 days' notice.

         The agreement provides the following termination benefits: (i) upon termination due to death, Mr. Cohen's estate will receive an amount equal to three times Average Compensation (defined as the average of the annual total compensation received by Mr. Cohen in the three most highly compensated years during the previous nine years of employment) (payable over 36 months); (ii) upon termination due to disability, Mr. Cohen will receive a monthly benefit equal to one-twelfth of the product of (a) Average Compensation and (b) 75%; and
(iii) upon termination by Mr. Cohen for cause, or upon a change in control or potential change in control, an amount equal to three times Average Compensation plus continuation of life, health, accident and disability insurance benefits for a period of 36 months. In the event that any amounts payable to Mr. Cohen pursuant to items (i) through (iii), above, which we refer to as Total Benefits, become subject to any excise tax imposed under Section 4999, we must pay Mr. Cohen an additional sum such that the net amounts retained by Mr. Cohen, after payment of excise, income and withholding taxes, shall equal Total Benefits.


         The terms of our employment agreement with Steven J. Kessler as of October 1999 are substantially similar to the terms of our employment agreement with Mr. J. Cohen, described above, except as follows: Mr. Kessler currently serves as Senior Vice President and Chief Financial Officer, Mr. Kessler's initial base compensation is $300,000 per year; Mr. Kessler is not expressly permitted to have outside business interests; and Mr. Kessler does not have the right to terminate the agreement upon a potential change in control of the company.

DIRECTOR COMPENSATION

         Each of our independent directors receives a retainer of $35,000 per year.


         Each of our independent directors is eligible to participate in our 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan. Under the 2002 Plan, non-employee directors are awarded units representing the right to receive one share of our common stock for each unit awarded. Upon becoming a director, each independent director receives units equal to $15,000 divided by the closing price of our common stock on the date of grant. Independent directors receive an additional unit award equal to $15,000 divided by the closing price of our common stock on the date of grant on each anniversary of the date of initial grant. Units vest on the later of: (i) the fifth anniversary of the date the recipient became a director and (ii) the first anniversary of the grant of those units, except that units will vest sooner upon a change in control or death or disability of the recipient provided that he or she completed at least six months of service. Upon termination of service, vested units will become issued common stock, but all unvested units are forfeited. The 2002 Plan provides for the issuance of a maximum of 75,000 units and terminates on April 29, 2012, except with respect to previously awarded grants. As of the date of this annual report, we have four independent directors. 15,888 units have been awarded to such directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors consists of Messrs. Campbell, Neff and White. None of such persons was an officer or employee of ours or any of our subsidiaries during fiscal 2004 or was formerly an officer of ours or any of our subsidiaries. None of our executive officers has been a director or executive officer of any entity of which any member of the Compensation Committee has been a director or executive officer during fiscal year 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of shares of common stock owned, as of December 1, 2004, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of the executive officers named in the Summary Compensation Table in Item 11, and (d) all of the named executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

                                                                                       Common Stock
                                                                               ------------------------------
                                                                                    Amount and Nature of                 Percent of
BENEFICIAL OWNER                                                                    Beneficial Ownership                    Class
                                                                               ------------------------------            ----------
DIRECTORS(16)
-------------
Carlos Campbell........................................................           18,663  (1)(2)                                *
Edward E. Cohen........................................................        1,950,241  (3)(4)(7)(8)(9)(10)              10.86%
Jonathan Z. Cohen......................................................          574,375  (3)(4)(6)(7)(8)(11)               3.20%
Andrew M. Lubin........................................................           19,023  (1)(2)                                *
P. Sherrill Neff.......................................................           15,183  (1)(2)                                *
John S. White..........................................................           19,183  (1)(2)                                *

NON-DIRECTOR EXECUTIVE OFFICERS(16)
-----------------------------------
Steven J. Kessler......................................................          133,236  (3)(4)(7)(8)                          *
Freddie M. Kotek.......................................................          154,485  (3)(4)(5)(7)(8)                       *
Alan F. Feldman........................................................          100,081  (3)(7)(8)                             *
All named executive officers and directors as a group (9 persons)......        2,938,220  (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)  15.67%

OTHER OWNERS OF MORE THAN
5% OF OUTSTANDING SHARES
------------------------
Cobalt Capital Management, Inc. (12)...................................        1,493,907                                    8.53%
Dimensional Fund Advisors, Inc. (13)...................................        1,479,615                                    8.45%
Omega Advisors, Inc. (14)..............................................          973,600                                    5.56%
James C. Eigel (15)....................................................          963,124                                    5.50%

--------------
* Less than 1%

(1) Includes vested units representing the right to receive one share of common stock per unit granted under the 1997 Non-Employee Directors Deferred Stock and Deferred Compensation Plan in the following amounts: Mr. Campbell - 15,000 units; Mr. Lubin - 15,000 units; Mr. Neff - 12,000 units; and Mr. White - 15,000 units.

(2) Includes vested units representing the right to receive one share of common stock per unit granted under the 2002 Non-Employee Directors Deferred Stock and Deferred Compensation Plan in the following amounts: Mr. Campbell - 3,183 units; Mr. Lubin - 3,183 units; Mr. Neff - 3,183 units; and Mr. White
    - 3,183 units.

(3) Includes shares allocated under the Employee Stock Ownership Plan in the following amounts: Mr. E. Cohen - 73,683 shares; Mr. J. Cohen - 588 shares; Mr. Feldman - 81 shares; Mr. Kessler - 618 shares; and Mr. Kotek - 18,431 shares, as to which each has voting power.

(4) Includes shares allocated under the Investment Savings Plan, or 401(k) plan, in the following amounts: Mr. E. Cohen - 20,105 shares; Mr. J. Cohen - 12,537 shares; Mr. Kessler - 13,102 shares; and Mr. Kotek - 19,076 shares, as to which each has voting power.

(5) Includes 29,495 shares issuable on exercise of options granted under the 1989 Key Employee Stock Option Plan.

(6) Includes 93,885 shares issuable on exercise of options granted under the 1997 Key Employee Stock Option Plan.

(7) Includes shares issuable on exercise of options granted under the 1999 Key Employee Stock Option Plan in the following amounts: Mr. E. Cohen - 300,000 shares; Mr. J. Cohen - 301,115 shares; Mr. Feldman - 13,266 shares; Mr. Kessler - 55,000 shares; and Mr. Kotek - 40,000 shares.

(8) Includes shares issuable on exercise of options granted under the 2002 Key Employee Stock Option Plan in the following amounts: Mr. E. Cohen - 150,000 shares; Mr. J. Cohen - 75,000 shares; Mr. Feldman - 86,734 shares; Mr. Kessler - 15,000 shares; and Mr. Kotek - 15,000 shares.

(9) Includes 449,516 shares held by a private charitable foundation of which Mr. E. Cohen serves as a co-trustee. Mr. E. Cohen disclaims beneficial ownership of these shares.

(10) Includes 92,500 shares held in trusts for the benefit of Mr. E. Cohen's spouse and/or children. Mr. E. Cohen disclaims beneficial ownership of these shares.

(11) Includes 46,250 shares held in a trust of which Mr. J. Cohen is a co-trustee and co-beneficiary. These shares are also included in the shares referred to in footnote 10 above.

(12) This information is based on Form 13F filed with the SEC reporting security ownership position as of September 30, 2004. The address for Cobalt Capital Management, Inc. is 237 Park Avenue, Suite 801, New York, New York 10017.

(13) This information is based on Form 13F filed with the SEC reporting security ownership position as of September 30, 2004. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(14) This information is based on Form 13F filed with the SEC reporting security ownership position as of September 30, 2004. The address for Omega Advisors, Inc. is 88 Pine Street, Wall Street Plaza, 31st Floor, New York, New York 10005.

(15) This information is based on Schedule 13G/A filed with the SEC reporting security ownership position as of December 31, 2003. Includes shares held by nominees. Mr. Eigel's address is 1201 Edgecliff Place, Cincinnati, Ohio 45206.

(16) The address for all our directors and officers is 1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes certain information about our compensation plans, in the aggregate, as of September 30, 2004.

--------------------------------------------------------------------------------------------------------------------
                                                                                   NUMBER OF SECURITIES REMAINING
                             NUMBER OF SECURITIES TO   WEIGHTED-AVERAGE EXERCISE    AVAILABLE FOR FUTURE ISSUANCE
                             BE ISSUED UPON EXERCISE     PRICE OF OUTSTANDING      UNDER EQUITY COMPENSATION PLANS
                             OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND     (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY                  WARRANTS AND RIGHTS              RIGHTS                     IN COLUMN (A))
--------------------------------------------------------------------------------------------------------------------
                                       (A)                       (B)                            (C)
--------------------------------------------------------------------------------------------------------------------
Equity compensation
   plans approved by
   security holders                 1,836,383                 $    10.01                      282,339

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the ordinary course of our business operations, we have ongoing relationships with several related entities:

         Relationship with Equipment Leasing Partnerships. In fiscal 2004 we received fees from investment partnerships in which we were the general partner of $2.2 million. In March 2004, we acquired $3.7 million of leases at book value from certain of these equipment leasing investment partnerships which were liquidated in 2004.

         Relationship with Real Estate Investment Partnerships. In fiscal 2004, we received fees from real estate investment partnerships in which we were the general partner of $1.5 million.

         Relationship with RAIT. RAIT is a real estate investment trust that we organized in 1997 and in which we held, as of September 30, 2004, less than 1% of the outstanding common shares of beneficial interest. Betsy Z. Cohen, Edward
E. Cohen's spouse and our Chairman of the board, is Chief Executive Officer of RAIT, and Jonathan Z. Cohen, a son of E. and B. Cohen and our President and Chief Executive Officer and a director, is an officer and a trustee. Scott F. Schaeffer, a former officer and director, is RAIT's President and Chief Operating Officer.

         In December 2003, RAIT provided us a standby commitment to provide $10.0 million in bridge financing in connection with the retirement of our senior debt. RAIT received a $100,000 facilitation fee from us in connection with providing this standby commitment. On January 15, 2004, we borrowed the $10.0 million from RAIT and, on January 21, 2004, we repaid RAIT in full.

         Relationship with The Bancorp, Inc. We own 8.9% of the outstanding common stock of The Bancorp, Inc. In 2001, we acquired 70,400 shares of The Bancorp's convertible preferred stock (7.5%) for approximately $704,000 pursuant to a rights offering to the Bancorp's stockholders. B. Cohen and D. Cohen are officers and directors of The Bancorp. D. Cohen, a son of E. and B. Cohen, is a former officer and director of ours.

         Relationship with Certain Borrowers. We have from time to time purchased loans in which our affiliates were or have become affiliates of the borrowers.

         In 2002, D. Cohen acquired beneficial ownership of a property on which we had held a loan interest since 1998. In fiscal 2004, the loan was sold to an affiliate of D. Cohen for $5.4 million and we recognized a gain of $100,000.

         In 2000, to protect our interest, the property securing a loan that we had held since 1997 was purchased by a limited partnership owned in equal parts by Messrs. Schaeffer, Adam Kauffman, E. Cohen and D. Cohen. In September 2003, in furtherance of its position, we foreclosed on the property. In 2004, the property was sold for $5.0 million and we recognized a gain of $824,000, which is recorded in discontinued operations.

         In October 2003, we recapitalized a loan we acquired in 1998 under a plan of reorganization in bankruptcy for a cost of $95.6 million. At the time of such acquisition, an order of the bankruptcy court required that legal title to the property underlying the loan be transferred. To comply with that order, to maintain control of the property and to protect our interest, an entity whose general partner is a subsidiary of ours and whose limited partners are Messrs. Schaeffer, D. Cohen and E. Cohen (with a 94% aggregate beneficial interest) assumed title to the property. As part of the recapitalization, Messrs. E. Cohen and Schaeffer transferred all of their interests to an unrelated third party and Mr. D. Cohen transferred 16.3% of his 31.3% interest to such third party. They received no consideration from the unrelated third party; however, in consideration for them agreeing to the recapitalization of the loan, we agreed to reimburse them the amount that they had paid to us in 1998 for the interests transferred. Such payment was $200,000 in the aggregate.

         In October 2003, a FIN 46 entity's asset underlying one of our loans was sold to an entity of which D. Cohen is a shareholder; such entity was the highest bidder for the property and we received $6.6 million in cash and recognized a gain of $78,000. Prior to such sale, the FIN 46 entity's asset had been owned by a partnership in which Messrs. E. Cohen, D. Cohen and Mrs. B. Cohen were limited partners.

         In 2004, we sold a loan to an affiliate of D. Cohen for $900,000 and realized a loss of $124,000.

         Relationship with Brandywine Construction & Management, Inc. Brandywine manages the properties underlying eleven of our real estate loans, real property interests and FIN 46 assets. Mr. Kauffman, President of Brandywine, or an entity affiliated with him, also acts as the general partner, president or trustee of six of the borrowers. E. Cohen, our Chairman, is the Chairman of Brandywine and holds approximately 8% of its common stock.

         Relationships with Lienholder. In 1997, we acquired a first mortgage lien with a face amount of $14.0 million and a book value of $4.5 million on a hotel property owned by a corporation in which, on a fully diluted basis, J. Cohen and E. Cohen would have a 19% interest. The corporation acquired the property through foreclosure of a subordinate loan. In May 2003, we acquired this property through further foreclosures proceedings and recorded write-downs of $2.7 million. In August 2004, we listed the property for sale and recorded a further write-down of $882,000.

         Relationship with Ledgewood Law Firm. Until April 1996, E. Cohen was of counsel to Ledgewood. We paid Ledgewood $1.7 million during fiscal 2004 for legal services. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

         Relationship with Retirement Trusts. E. Cohen is entitled to receive payments from his SERP. See "Employment Agreements."

         Relationship with 9 Henmar. We own interests in entities involved as managers and holders of the equity interests in the Trapeza series of CDO issuers, which we describe in Item 1 "Business-Structured Finance." The Trapeza entities and CDO Issuers were originated and developed in large part by D. Cohen. We have agreed to pay his company, 9 Henmar LLC, 10% of the fees we receive in connection with the first four Trapeza CDOs. In fiscal 2004, we paid 9 Henmar $325,700 in such fees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2004 and 2003 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during such fiscal years were $607,100 and $754,700, respectively.

AUDIT-RELATED FEES

         The aggregate fees billed by Grant Thornton for audit-related services were $108,400 and $296,6000 for the fiscal years ended September 30, 2004 and 2003, respectively.

TAX FEES

         The aggregate fees billed by Grant Thornton for professional services related to tax compliance, tax advice and tax planning were $76,900 and $49,500 in the fiscal years ended September 30, 2004 and 2003, respectively.

ALL OTHER FEES

         The aggregate fees billed by Grant Thornton for products and services provided to us, other than services described above under "Audit Fees," "Audited-Related Fees" and "Tax Fees" for the fiscal years ended September 30, 2004 and 2003 were $0 and $0, respectively.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee, on at least an annual basis, reviews audit and non-audit services performed by Grant Thornton, LLP as well as the fees charged by Grant Thornton, LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All of such services and fees were pre-approved during fiscal 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

       1. FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm
          Consolidated Balance Sheets at September 30, 2004 and 2003 Consolidated Statements of Operations for the years ended September
            30, 2004, 2003 and 2002
          Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2004, 2003 and 2002
          Consolidated Statements of Changes in Stockholders' Equity for the
            years ended September 30, 2004, 2003 and 2002
          Consolidated Statements of Cash Flows for the years ended September
            30, 2004, 2003 and 2002
          Notes to Consolidated Financial Statements - September 30, 2004

       2. FINANCIAL STATEMENT SCHEDULES

          Schedule I - Condensed Financial Information of the Registrant
          Schedule III - Investments in Real Estate
          Schedule IV - Investments in Mortgage Loans on Real Estate

       3. EXHIBITS

          Exhibit No.         Description
          -----------         -----------

             3.1           Restated Certificate of Incorporation of Resource
                           America. (1)
             3.2           Amended and Restated Bylaws of Resource America. (1)
            10.1 Master Separation and Distribution Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004. (2)
            10.2 Registration Rights Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004.
                           (2)
            10.3 Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004. (2)
            10.4 Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004.
                           (2)
            10.5           Employment Agreement for Edward E. Cohen dated May
                           14, 2004. (2)
            10.6 Revolving Credit Agreement and Assignment dated as of May 27, 2004 among Lease Equity Appreciation Fund I, L.P., LEAF Financial Corporation and Sovereign Bank.
                           (2)
            10.7 Securities Purchase Agreement dated June 10, 2004 among Atlas Pipeline Operating Partnership, L.P., Spectrum Field Services, Inc. et al. (3)
            10.8 Third Amendment to Revolving Credit Agreement and Assignment dated June 18, 2004 among LEAF Financial Corporation, LEAF Funding, Inc. and Commerce Bank, National Association. (2)
            10.8(a) First Amendment to Guaranty of Payment dated June 19, 2004 between Resource America, Inc. and Commerce Bank, National Association. (2)
            10.9 Sixth Amendment to Revolving Credit Agreement and Assignment dated June 30, 2004 among LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (2)
            10.9(a) First Amendment to Guaranty of Payment dated June 20, 2004 between Resource America, Inc. and National City Bank. (2)
            10.10 Credit Agreement among Atlas America, Inc., Resource America, Inc., Wachovia Bank, National Association and the other parties thereto dated March 12, 2004.
            10.10(a)       First Amendment to Credit Agreement dated July 10,
                           2004.
            10.10(b) Second Amendment to Credit Agreement dated September 10, 2004.

            10.11 Credit Agreement dated July 16, 2004 among Atlas Pipeline Partners, L.P., Wachovia Bank, National Association et al. (2)
            21.1           Subsidiaries of Resource America

            23.0           Consent of Wright & Company, Inc.

            31.1           Rule 13a-14(a)/15d-14(a) Certification

            31.2           Rule 13a-14(a)/15d-14(a) Certification

            32.1           Section 1350 Certification

            32.2           Section 1350 Certification

       Reports on Form 8-K

                  Item 5, dated July 1, 2004, filed July 1, 2004.

                  Item 2 and 7, dated July 16, 2004, filed August 2, 2004.

                  Item 9.01, dated July 16, 2004, filed September 7, 2004, including
                      o The balance sheets of Spectrum Field Services, Inc. as of December 31, 2003 and 2002, the related statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003 and the related notes, together with the report of the independent registered public accounting firm.
                      o   The unaudited pro forma balance sheet of Resource
                          America, Inc. as of March 31, 2004, the related
                          statements of operations for the year ended September 30, 2003 and the six months ended March 31, 2004 and the related notes.

----------------
(1) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and by this reference incorporated herein.
(3) Filed previously as an exhibit to our Current Report on Form 8-K filed August 2, 2004 and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RESOURCE AMERICA, INC. (Registrant)
     December 13, 2004             By: /s/ Jonathan Z. Cohen
                                       -------------------------------------
                                       Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edward E. Cohen          Chairman of the Board            December 13, 2004
-----------------------
EDWARD E. COHEN

/s/ Jonathan Z. Cohen        Director, President              December 13, 2004
-----------------------      and Chief Executive Officer
JONATHAN Z. COHEN

/s/ Carlos C. Campbell       Director                         December 13, 2004
-----------------------
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin          Director                         December 13, 2004
-----------------------
ANDREW M. LUBIN

/s/ P. Sherrill Neff         Director                         December 13, 2004
-----------------------
P. SHERRILL NEFF

/s/ John S. White            Director                         December 13, 2004
-----------------------
JOHN S. WHITE

/s/ Steven J. Kessler        Senior Vice President            December 13, 2004
-----------------------      and Chief Financial Officer
STEVEN J. KESSLER