Form 10-Q
period 2004-12-31
RESOURCE AMERICA INC
filed 2005-02-09
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-4408

RESOURCE AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-0654145
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1845 Walnut Street, Suite 1000
Philadelphia, PA	19103
(Address of principal executive offices	(Zip code)

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

The number of outstanding shares of the registrant’s common stock on February 1, 2005 was 17,513,000 shares.

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets - December 31, and September 30, 2004	3
	Consolidated Statements of Income
	Three Months Ended December 31, 2004 and 2003	4
	Consolidated Statement of Changes in Stockholders' Equity
	Three Months Ended December 31, 2004	5
	Consolidated Statements of Cash Flows
	Three Months Ended December 31, 2004 and 2003	6
	Notes to Consolidated Financial Statements	7 - 26
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	27 - 42
Item 3	Quantitative and Qualitative Disclosures about Market Risk	43 - 46
Item 4	Controls and Procedures	47

PART II	OTHER INFORMATION
Item 6	Exhibits	48

SIGNATURE		49

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

RESOURCE AMERICA, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	December 31, 2004	September 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,870	$69,099
Investments in lease assets	28,520	24,177
Accounts receivable and prepaid expenses	38,144	31,634
Assets held for sale	99,662	102,963

Total current assets	249,196	227,873
Investments in real estate loans and real estate	47,600	47,119
Property and equipment, net	385,966	374,192
Other assets	42,655	31,619
Intangible assets, net	7,188	7,433
Goodwill, net of accumulated amortization of $4,532	37,470	37,470

	$770,075	$725,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,421	$6,151
Secured revolving credit facilities - equipment leasing	23,970	8,487
Accounts payable	34,614	25,413
Liabilities associated with assets held for sale	70,186	65,300
Accrued liabilities	41,693	38,679
Liabilities associated with drilling contracts	52,610	29,375

Total current liabilities	226,494	173,405

Long-term debt	82,624	114,696

Deferred revenue and other liabilities	7,784	9,263
Deferred income taxes	23,504	19,677
Minority interests	160,934	150,750
Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none outstanding	--	--
Common stock, $.01 par value; 49,000,000 shares authorized	256	255
Additional paid-in capital	248,041	247,865
Less treasury stock, at cost	(77,619)	(77,667)
Less ESOP loan receivable	(1,116)	(1,127)
Accumulated other comprehensive income (loss)	1,318	(1,575)
Retained earnings	97,855	90,164

Total stockholders' equity	268,735	257,915

	$770,075	$725,706

See accompanying notes to consolidated financial statements. 3

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended December 31,
	2004	2003
REVENUES
Energy	$91,247	$35,691
Real estate	4,311	3,988
Equipment leasing	2,591	1,624
Structured finance	1,294	959

	99,443	42,262
COSTS AND EXPENSES
Energy	67,119	23,326
Real estate	3,643	3,440
Equipment leasing	2,311	1,546
Structured finance	611	--
General and administrative	1,498	2,325
Atlas America, Inc. planned spin-off	206	--
Depreciation, depletion and amortization	6,535	3,437
Provision for possible losses	157	300

	82,080	34,374

OPERATING INCOME	17,363	7,888

OTHER INCOME (EXPENSE)
Interest expense	(2,402)	(2,667)
Minority interest in Atlas Pipeline Partners, L.P.	(7,220)	(1,273)
Minority interests in structured finance entities	99	--
Other income, net	7,745	1,871

	(1,778)	(2,069)

Income from continuing operations before taxes and minority interest	15,585	5,819
Provision for income taxes	5,455	2,035

Income from continuing operations before minority interest	10,130	3,784
Minority interest in Atlas America, Inc., net of tax	(1,761)	--

Income from continuing operations	8,369	3,784
Income (loss) from discontinued operations, net of tax	198	(441)

NET INCOME	$8,567	$3,343

Net income (loss) per common share - basic:
From continuing operations	$0.48	$0.22
Discontinued operations	0.01	(0.03)

Net income	$0.49	$0.19

Weighted average shares outstanding	17,505	17,355

Net income (loss) per common share - diluted:
From continuing operations	$0.45	$0.21
Discontinued operations	0.01	(0.02)

Net income	$0.46	$0.19

Weighted average shares outstanding	18,700	17,953

Dividends declared per common share	$0.05	$0.03

See accompanying notes to consolidated financial statements.

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2004
(in thousands, except shares)
(unaudited)

	Common stock		Additional Paid-In	Treasury Stock
	Shares	Amount	Capital	Shares	Amount

Balance, October 1, 2004	25,547,632	$255	$247,865	(8,053,062)	$(77,667)
Common shares issued	14,780	1	153	--	--
Treasury shares issued	--	--	23	2,391	48
Other comprehensive income	--	--	--	--	--
Cash dividends	--	--	--	--	--
Repayment of ESOP Loan	--	--	--	--	--
Net income	--	--	--	--	--

Balance, December 31, 2004	25,562,412	$256	$248,041	(8,050,671)	$(77,619)

	ESOP Loan Receivable	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders' Equity

Balance, October 1, 2004	$(1,127)	$(1,575)	$90,164	$257,915
Common shares issued	--	--	--	154
Treasury shares issued	--	--	--	71
Other comprehensive income	--	2,893	--	2,893
Cash dividends	--	--	(876)	(876)
Repayment of ESOP Loan	11	--	--	11
Net income	--	--	8,567	8,567

Balance, December 31, 2004	$(1,116)	$1,318	$97,855	$268,735

See accompanying notes to consolidated financial statements. 5

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,567	$3,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,535	3,437
Amortization of discount on senior debt and deferred finance costs	321	398
Provision for possible losses	157	300
Earnings of equity investees	(908)	(1,096)
Minority interests	8,882	1,273
(Gain) loss on discontinued operations	(198)	441
Net (gain) loss on asset dispositions and buyback of senior notes	(50)	1,448
Gain on sale of RAIT Investment Trust shares	(1,459)	(2,508)
Deferred income tax provision (benefit)	1,284	(605)
Accretion of discount	(252)	(557)
Non-cash compensation	486	35
Non-cash loss on derivative value	795	--
Net change in net assets of FIN 46 entities and net assets held for sale	(607)	(1,594)
Changes in operating assets and liabilities	25,613	19,220

Net cash provided by operating activities	49,166	23,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,279)	(11,156)
Payments received on real estate loans and real estate	2,385	1,474
Investments in real estate loans and real estate	(1,861)	(255)
Proceeds from sale of RAIT Investment Trust shares	2,924	5,612
Structured finance investments	(6,100)	(3,415)
Trapeza CDO distributions	1,625	768
Increase in other assets	(422)	(661)

Net cash used in investing activities	(18,728)	(7,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	80,471	53,868
Principal payments on borrowings	(99,792)	(112,322)
Dividends paid	(876)	(579)
Distributions paid to minority holders of Atlas Pipeline Partners, L.P.	(3,839)	(1,683)
Proceeds from issuance of stock	153	16
Other	(31)	(23)

Net cash used in financing activities	(23,914)	(60,723)
Net cash provided by discontinued operations	7,247	34,541

Increase (decrease) in cash and cash equivalents	13,771	(10,280)
Cash and cash equivalents at beginning of period	69,099	41,129

Cash and cash equivalents at end of period	$82,870	$30,849

See accompanying notes to consolidated financial statements.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

        The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for Atlas America, Inc. (“Atlas America”), Atlas Pipeline Partners, L.P. (“Atlas Pipeline”), and Structured Finance Management, LLC, Structured Finance Fund GP, LLC and Structured Finance Fund, L.P. (collectively, the “Structured Finance Funds”). In addition, commencing with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46-R or FIN 46”) on July 1, 2003, the Company consolidated certain variable interest entities (“VIEs”) in which the Company determined that it is the primary beneficiary (see Note 5).

        The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of December 31, 2004 and for the three months ended December 31, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (“fiscal 2004”). The results of operations for the three months ended December 31, 2004 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2005 (“fiscal 2005”).

        Certain reclassifications have been made to the fiscal 2004 consolidated financial statements to conform to the fiscal 2005 presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Supplemental Cash Flow Information

        Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended December 31,
	2004	2003
Cash paid during the period for:
Interest	$2,195	$2,865
Income taxes	$--	$--
Non-cash activities:
Receipt of a note upon resolution of a real estate loan and a FIN 46
asset	$--	$8,772

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Recently Issued Financial Accounting Standards

        In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.”  SFAS 123-R supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach to accounting in SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Currently, the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements.  SFAS 123-R is effective for the Company beginning July 1, 2005.  The Statement offers several alternatives for implementation.  At this time, management has not made a decision as to which alternative it may select.

        In December 2004, the Emerging Issues Task Force (“EITF”) of the FASB released Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” The equity method of accounting should be applied only when the investment is in common stock or in substance common stock. This pronouncement is effective for fiscal years beginning after September 15, 2004. The adoption of this pronouncement did not have an effect on the Company’s financial condition or results of operations.

        In December 2004, the EITF also released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The release provides guidance for evaluating whether an investment is other-than-temporarily impaired for reporting periods beginning after June 15, 2004. The adoption of this pronouncement did not have an effect on the Company’s financial condition or results of operations.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Stock-Based Compensation

        The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB No. 25 and related interpretations.  For substantially all grants of stock options, no stock-based employee compensation expense is reflected in net income since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

        SFAS 123-R requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. Under SFAS 123-R, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

    The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS 123-R (in thousands, except per share data):

	Three Months Ended December 31,
	2004	2003
Net income as reported	$8,567	$3,343
Stock-based employee compensation under fair value method for
all grants, net of tax	(561)	(761)

Pro forma net income	$8,006	$2,582

Basic earnings per share:
As reported	$0.49	$0.19
Pro forma	$0.46	$0.15
Diluted earnings per share:
As reported	$0.46	$0.19
Pro forma	$0.43	$0.14

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 3 — COMPREHENSIVE INCOME

        The following table presents comprehensive income, net of tax (in thousands):

	Three Months Ended December 31,
	2004	2003
Net income	$8,567	$3,343
Other comprehensive income (loss):
Unrealized gain on investment in marketable securities, net of tax of
$781 and $643	1,450	1,194
Less: reclassification adjustment for gain realized in income, net of
tax of $511 and $887	(948)	(1,631)

	502	(437)
Unrealized gain on natural gas futures and options contracts,
net of tax of $1,351	2,432	--
Less: reclassification adjustment for losses realized in income,
net of tax of $29	(41)	--

	2,391	--

Comprehensive income	$11,460	$2,906

Accumulated other comprehensive income (loss), net of tax, is related to the following (in thousands):

	December 31, 2004	September 30, 2004
Marketable securities-unrealized gains	$1,480	$978
Unrealized hedging losses	(162)	(2,553)

	$1,318	$(1,575)

NOTE 4 — EARNINGS PER SHARE

        Basic earnings per share (“Basic EPS”) is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Earnings per share — diluted (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options and award plans, into shares of common stock as if those securities were exercised.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 4 — EARNINGS PER SHARE — (Continued)

        The following table presents a reconciliation of the components used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended December 31,
	2004	2003
Income from continuing operations	$8,369	$3,784
Gain (loss) from discontinued operations	198	(441)

Net income	$8,567	$3,343

Basic shares outstanding	17,505	17,355
Dilutive effect of stock option and award plans	1,195	598

Dilutive shares outstanding	18,700	17,953

NOTE 5 — CONSOLIDATION OF VARIABLE INTEREST ENTITIES

        Financial Interpretation 46-R (“FIN 46-R”) issued by the FASB in December 2003 provides guidance as to the definition of a VIE and requires it to be consolidated by its primary beneficiary, generally the party having an ownership or other contractual financial interest that is expected to absorb the majority of the VIE’s expected losses. If no party has exposure to the majority of the VIE’s expected losses, the primary beneficiary will be the party, if any, entitled to receive the majority of the VIE’s residual returns. The primary beneficiary is required to consolidate the VIE’s assets, liabilities and non-controlling interest at fair value.

        Certain entities relating to the Company’s real estate business have been consolidated in accordance with FIN 46-R. Because of the timing of receipt of financial information, the Company accounts for these FIN 46 entities on a one quarter lag, as permitted by Accounting Pronouncement Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stocks,” except when adjusting for the impact of a FIN 46 event such as a refinance or sale. The assets, liabilities, revenues and costs and expenses of the consolidated VIEs are included in the Company’s financial statements where previously the Company’s interests had been recorded as investments in real estate loans.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 5 —CONSOLIDATION OF VARIABLE INTEREST ENTITIES — (Continued)

        The assets and liabilities of the VIEs that are now included in the consolidated financial statements are not the Company’s. The liabilities of the VIEs will be satisfied from the cash flows of the VIEs’ consolidated assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. The following tables provide supplemental information about assets, liabilities, revenues and costs and expenses associated with entities consolidated in accordance with FIN 46-R and are not classified as held for sale at the dates indicated. The assets and liabilities of FIN 46 entities are included in the balance sheet captions shown below (in thousands):

	December 31, 2004	September 30, 2004
Assets:
Cash and cash equivalents	$1,249	$1,306
Accounts receivables and prepaid expenses	331	347

Total current assets	1,580	1,653
Property and equipment, net	58,622	58,897
Other assets	17	8

	$60,219	$60,558

Liabilities:
Current portion of long-term debt	$801	$790
Accounts payable	4,155	4,036
Accrued liabilities	1,351	481

Total current liabilities	6,307	5,307
Long-term debt	22,645	22,849
Deferred revenue and other liabilities	1,035	1,835

	$29,987	$29,991

	Three Months Ended December 31,
	2004	2003
Operating Information:
Revenues - real estate	$3,166	$2,364
Costs and expenses:
Operating expenses - real estate	2,153	1,668
Depreciation and amortization	386	286

Operating income	627	410
Other expense - interest	302	391

Income from continuing operations before taxes	$325	$19

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 5 —CONSOLIDATION OF VARIABLE INTEREST ENTITIES — (Continued)

        The following tables provide supplemental information about assets, liabilities, revenues and costs and expenses associated with four entities that are held for sale, substantially all of which are consolidated in accordance with FIN 46 (in thousands):

	December 31, 2004	September 30, 2004
Assets:
Cash and cash equivalents	$2,813	$5,073
Accounts receivable and prepaid expenses	2,300	873
Properties and equipment, net	94,538	94,717
Other assets	11	2,300

Total assets held for sale	$99,662	$102,963

Liabilities:
Mortgage loans on real estate	$66,312	$58,168
Other liabilities	3,874	7,132

Total liabilities associated with assets held for sale	$70,186	$65,300

	Three Months Ended December 31,
	2004	2003
Income (loss) from discontinued operations:
Revenues	$3,966	$2,309
Expenses	3,382	2,986

Operating income (loss)	584	(677)
Loss on disposal	(280)	--
Income tax (provision) benefit	(106)	236

Income (loss) from discontinued operations	$198	$(441)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 6 — PROPERTY AND EQUIPMENT, NET

        Property and equipment, net, consists of the following (in thousands):

	December 31, 2004	September 30, 2004
Mineral interests in properties:
Proved properties	$2,544	$2,544
Unproved properties	1,002	1,002
Wells and related equipment	195,947	184,046
Pipeline and compression facilities	168,715	163,302
Rights-of-way	14,128	14,702
Land, buildings and improvements	8,061	7,394
Support equipment	3,098	2,902
Real estate assets - FIN 46	60,468	60,357
Other	7,592	7,413

	461,555	443,662
Accumulated depreciation, depletion and amortization:
Oil and gas properties	(68,785)	(63,551)
Other	(6,804)	(5,919)

	(75,589)	(69,470)

	$385,966	$374,192

NOTE 7 – OTHER ASSETS AND INTANGIBLE ASSETS

Other Assets

The following table provides information about other assets (in thousands):
	December 31, 2004	September 30, 2004
Equity investments in structured finance investees	$14,016	$9,548
Investments held by consolidated SFF entities	7,060	--
Investment in The Bancorp, Inc. common shares, at estimated fair value
including unrealized gains of $2,198 and $0	6,203	4,004
Deferred financing costs, net of accumulated amortization of
$1,463 and $1,132	4,462	4,751
Investment in RAIT Investment Trust, at estimated fair value including
unrealized gains of $79 and $1,483	158	3,026
Other	10,756	10,290

Total other assets	$42,655	$31,619

        The Company accounts for its investment in its structured finance investees using the equity method of accounting because its 50% ownership of the general partner of these entities gives it the ability to exercise significant influence over their operating and financial decisions. The Company’s combined general and limited partner interests in these entities range from 13% to 18%.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 7 – OTHER ASSETS AND INTANGIBLE ASSETS — (Continued)

        The Company consolidates its investment in the SFF entities because as the general partner it controls their operations.

        The Company accounts for its investment in RAIT Investment Trust (“RAIT”) in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” This investment is classified as available-for-sale and, as such, is carried at fair market value based on market quotes. Unrealized gains are reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

        In December 2004, the shareholders of The Bancorp, Inc. (Nasdaq: TBBK) (“TBBK”) approved a merger whereby TBBK merged with and into a wholly-owned subsidiary of The Bancorp Bank (“TBI”). The Company owns 400,428 common shares and 131,581 preferred shares of TBBK. The common shares became publicly traded as a result of the merger. Consequently, at December 31, 2004, the Company accounts for its investment in the common shares of TBBK in accordance with SFAS 115. This investment is classified as available-for-sale and, as such, is carried at fair market value based on market quotes. Unrealized gains are reported as a separate component of stockholders’ equity. The preferred shares are valued at the lower of cost or market.

        Deferred financing costs are amortized over the terms of the related loans.

Intangible Assets, Net

        Partnership management and operating contracts and the Company’s equipment leasing operating system, or leasing platform, were acquired through acquisitions recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method over their respective estimated lives, ranging from five to thirteen years. The leasing platform is amortized on the straight-line method over seven years. Amortization expense for the three months ended December 31, 2004 and 2003 was $245,000 and $277,000, respectively. The following table provides information about intangible assets (in thousands):

	December 31, 2004	September 30, 2004
Partnership management and operating contracts	$14,343	$14,343
Leasing platform	918	918

	15,261	15,261
Accumulated amortization	(8,073)	(7,828)

	$7,188	$7,433

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 7 – OTHER ASSETS AND INTANGIBLE ASSETS — (Continued)

        The aggregate estimated annual amortization expense of intangible assets over the next five years is as follows (in thousands):

2005	$ 895
2006	895
2007	895
2008	884
2009	848

NOTE 8 – INVESTMENTS IN LEASE ASSETS

The Company’s investments in lease assets include the following (in thousands):

	December 31, 2004	September 30, 2004
Direct financing leases, net	$23,450	$20,845
Notes receivable, net	4,528	2,822
Assets subject to operating leases, net of accumulated depreciation of
$21 and $22	542	510

	$28,520	$24,177

The interest rates on notes receivable range from 7% to 11%. The components of investments in direct financing leases are as follows (in thousands):

	December 31, 2004	September 30, 2004
Total future minimum lease payments receivable	$28,074	$25,052
Initial direct costs, net of amortization	498	428
Unguaranteed residual	243	87
Unearned lease income	(5,258)	(4,695)
Unearned residual income	(107)	(27)

	$23,450	$20,845

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 8 – INVESTMENTS IN LEASE ASSETS (Continued)

        Although the lease terms extend over many years as indicated in the table below, the Company routinely sells the leases it acquires to Lease Equity Appreciation Fund I or Merrill Lynch Equipment Finance, LLC shortly after their origination in accordance with agreements with each party. The contractual future minimum lease and notes payments and related rental payments expected to be received on direct financing non-cancelable leases, notes receivable and operating leases for each of the five succeeding annual periods ending December 31 and thereafter, are as follows (in thousands):

	Direct Financing Leases	Notes Receivable	Operating Leases	Totals
2005	$6,261	$2,122	$166	$8,549
2006	6,369	538	164	7,071
2007	5,654	524	118	6,296
2008	4,356	359	60	4,775
2009	3,379	321	27	3,727
Thereafter	2,055	664	--	2,719

	$28,074	$4,528	$535	$33,137

NOTE 9 – INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE

        The Company focuses its real estate operations on the sponsorship and management of real estate investment programs and the management and resolution of its investments in real estate loans and real estate. In the management of its real estate investment programs, the Company receives fees for acquisitions, debt placements and management services related to the properties acquired by these programs.

        The following is a summary of the changes in the carrying value of investments in real estate loans and real estate for the periods presented (in thousands):

	Three Months Ended December 31,
	2004	2003
Real estate loans, beginning of period	$24,066	$40,416
New loans	--	8,772
Additions to existing loans	1,136	237
Loan writedowns	(224)	--
Accretion of discount (net of collection of interest)	252	557
Collection of principal	(1,350)	--
Cost of loans resolved	--	(1,371)

Real estate loans, end of period	23,880	48,611

Real estate ventures	20,542	13,770
Real estate owned, net of accumulated depreciation of $706 and $679	4,093	11,794
Allowance for possible losses	(915)	(1,717)

Real estate	23,720	23,847

Total real estate loans and real estate, end of period	$47,600	$72,458

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 9 – INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE — (Continued)

        At December 31, 2004 and 2003, the Company held, for its own account, real estate loans with aggregate face values of $61.0 million and $193.8 million, respectively. Amounts receivable, net of senior lien interests, were $43.5 million and $105.3 million at December 31, 2004 and 2003, respectively.

        In determining the Company’s allowance for possible losses related to its investments in real estate loans and real estate, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans and real estate. The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues. The Company reduces its investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

        The following is a summary of activity in the allowance for possible losses related to real estate loans and real estate (in thousands):

	Three Months Ended December 31,
	2004	2003
Balance, beginning of period	$989	$1,417
Provision for possible losses	150	300
Write-offs	(224)	--

Balance, end of period	$915	$1,717

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 10 — REAL ESTATE RENTAL PROPERTIES

        The following table provides information about rental properties owned by the Company or consolidated under FIN 46-R and related leasing information (in thousands):

	December 31, 2004	September 30, 2004
Land	$3,368	$3,368
Leasehold interest	4,800	4,800
Retail buildings	3,861	3,854
Office buildings	3,853	3,853
Apartment buildings	39,399	39,295
Hotel	9,987	9,987

	65,268	65,157
Less accumulated depreciation	(2,552)	(2,135)

Total	$62,716	$63,022

        Minimum future rental income under non-cancelable operating leases associated with real estate rental properties that have terms in excess of one year for each of the five succeeding years ended December 31, are as follows: 2005 — $1.2 million; 2006 — $1.1 million; 2007 — $924,000; 2008 — $892,000 and 2009 — $837,000.

NOTE 11 — ASSET RETIREMENT OBLIGATIONS

        The Company accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, “Accounting for Asset Retirement Obligations.” The following table reconciles the Company’s liability for well plugging and abandonment costs (in thousands):

	Three Months Ended December 31,
	2004	2003
Asset retirement obligations, beginning of period	$4,888	$3,131
Liabilities incurred	650	30
Liabilities settled	(4)	(28)
Accretion expense	84	47

Asset retirement obligations, end of period	$5,618	$3,180

        The above accretion expense is included in depreciation, depletion and amortization in the Company’s consolidated statements of income and the asset retirement obligation liabilities are included in deferred revenue and other liabilities in the Company’s consolidated balance sheets.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued
December 31, 2004
(unaudited)

NOTE 12 – DEBT

        Total debt consists of the following (in thousands):

	December 31, 2004	September 30, 2004
Energy:
Revolving credit facilities	$17,750	$25,000
Term loan	44,250	60,000
Real estate:
Mortgage loans on real estate - FIN 46	23,446	23,639
Equipment leasing:
Revolving credit facilities	23,970	18,083
Other debt	599	2,612

Total debt	110,015	129,334
Less current secured revolving credit facilities - leasing	23,970	8,487
Less current maturities	3,421	6,151

Long-term debt	$82,624	$114,696

Annual debt principal payments over the next five years ending December 31 are as follows (in thousands):

2005	$ 27,391
2006	4,032
2007	10,914
2008	13,157
2009	51,986

NOTE 13 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        In the ordinary course of its business operations, the Company has ongoing relationships with several related parties. For a more detailed description of Certain Relationships and Related Party Transactions, see our September 30, 2004 Form 10-K, Note 5, of the “Notes to Consolidated Financial Statements.”

        Relationship with Equipment Leasing Partnerships. In the three months ended December 31, 2004 and 2003, the Company received fees from equipment leasing partnerships in which it was the general partner of $481,000 and $568,000, respectively.

        Relationship with Real Estate Investment Partnerships. In the three months ended December 31, 2004 and 2003, the Company received fees from real estate investment partnerships in which it was the general partner of $642,000 and $534,000, respectively.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 13 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS — (Continued)

        Relationship with Certain Borrowers. In October 2003, the Company recapitalized a loan it acquired in 1998 under a plan of reorganization in bankruptcy for a cost of $95.6 million. At the time of such acquisition, an order of the bankruptcy court required that legal title to the property underlying the loan be transferred. To comply with that order, to maintain control of the property and to protect the Company’s interest, an entity whose general partner is a subsidiary of the Company and whose limited partners are Messrs. Schaeffer, D. Cohen and E. Cohen (with a 94% aggregate beneficial interest) assumed title to the property. As part of the recapitalization, Messrs. E. Cohen and Schaeffer transferred all of their interests to an unrelated third party and Mr. D. Cohen transferred 16.3% of his 31.3% interest to such third party. They received no consideration from the unrelated third party, but in consideration for them agreeing to the recapitalization of the loan, the Company agreed to reimburse them the amount that they had paid to the Company in 1998 for the interests transferred. Such payment was $200,000 in the aggregate.

        In October 2003, a FIN 46 entity’s asset underlying one of the Company’s loans was sold to an entity of which D. Cohen is a shareholder; such entity was the highest bidder for the property and the Company received $6.6 million in cash and recognized a gain of $78,000. Prior to such sale, the FIN 46 entity’s asset had been owned by a partnership in which E. Cohen, D. Cohen and B. Cohen were limited partners.

        In December 2003, RAIT provided the Company a standby commitment for $10.0 million in bridge financing in connection with the retirement of the Company’s senior debt. RAIT received a $100,000 facilitation fee from the Company in connection with providing this standby commitment. On January 15, 2004, the Company borrowed $10.0 million from RAIT, and on January 21, 2004, the Company repaid RAIT in full.

NOTE 14 – DERIVATIVE INSTRUMENTS

        Atlas Pipeline through its subsidiary, Atlas Pipeline Mid-Continent, LLC, formerly Spectrum Field Services, Inc., (“APLMC or Mid-Continent”), acquired and/or entered into certain financial swap and option instruments that are classified as cash flow hedges in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." APLMC entered into these instruments to hedge the forecasted natural gas, natural gas liquids and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, natural gas liquids and condensate is sold. Under these swap agreements, APLMC receives a fixed price and pays a floating price based on certain indices for the relevant contract period. The options fix the price for APLMC within the puts purchased and calls sold.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 14 – DERIVATIVE INSTRUMENTS — (Continued)

        Derivatives are recorded on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in stockholders’ equity as Other Comprehensive Income (“OCI”) and reclassified to earnings as such transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized in earnings as they occur. At December 31, 2004, APLMC reflected an unrealized net pre-tax commodity hedging loss on its Balance Sheet of $2.6 million. Of the $2.6 million unrealized pre-tax loss at December 31, 2004, $1.9 million of losses will be reclassified to earnings over the next twelve month period and $708,000 in later periods, if future prices remained constant. Actual amounts that will be reclassified will vary as a result of future changes in prices. The Company recognized a gain of $24,000 related to these hedging instruments in the three months ended December 31, 2004. Ineffective gains or losses are recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. A hedging gain of $440,000 resulting from ineffective hedges is included in income for the three months ended December 31, 2004.

        A portion of the Company’s future natural gas sales is periodically hedged through the use of swap and collar contracts. Realized gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to gas revenue.

        As of December 31, 2004, Atlas Pipeline had the following natural gas liquids ("NGLs"), natural gas, and crude oil volumes hedged.

Natural Gas Liquids Fixed – Price Swaps

Production Period	Volumes	Average Fixed Price	Fair Value Liability (2)
(calendar year)	(gallons)	(per gallon)	(in thousands)
2005	12,564,000	$0.550	$(1,208)
2006	6,804,000	0.575	(500)

			$(1,708)

Natural Gas Fixed – Price Swaps

Production Period	Volumes	Average Fixed Price	Fair Value Liability (3)
(calendar year)	(MMBTU)(1)	(per MMBTU)	(in thousands)
2005	970,000	$6.187	$(71)
2006	450,000	5.920	(172)

			$(243)

Crude Oil Fixed  – Price Swaps

Production Period	Volumes	Average Fixed Price	Fair Value Liability (3)
(calendar year)	(barrels)	(per barrel)	(in thousands)
2006	18,000	$38.767	$(36)

RESOURCE AMERICA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) December 31, 2004 (unaudited)

NOTE 14 – DERIVATIVE INSTRUMENTS — (Continued)

Crude Oil Options
Production Period	Option Type	Volumes	Average Strike Price	Fair Value Liability (3)
(calendar year)		(barrels)	(per barrel)	(in thousands)
2005	Puts purchased	75,000	$30.00	$--
2006	Calls sold	75,000	$34.30	(640)

				$(640)

			Total liability	$(2,627)

(1)	MMBTU means Million British Thermal Units.
(2)	Fair value based on APLMC internal model which forecasts forward NGL prices as a function of forward NYMEX natural gas and light crude prices.
(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

NOTE 15 – OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended December 31,
	2004	2003
Settlement of Alaska Pipeline arbitration, net of termination expenses	$4,446	$--
Settlement of claim against directors' and officers' liability
insurance carrier	1,400	--
Gain on sales of RAIT shares	1,459	2,508
Dividend income from RAIT	3	404
Loss on early extinguishment of debt	--	(1,527)
Interest income	312	171
Other	125	315

	$7,745	$1,871

NOTE 16 – DISCONTINUED OPERATIONS

        The assets and liabilities of two of the entities that are consolidated under the provisions of FIN 46-R and two real estate properties owned have been classified as held for sale due to the Company’s intent to sell its interests in the real estate loans underlying those FIN 46 assets and liabilities or properties owned.

        Summarized operating results of the Company’s FIN 46 entities held for sale are as follows (in thousands):

	December 31,
	2004	2003
Gain (loss) from discontinued operations before income taxes	$584	$(677)
Loss on disposal	(280)	--
Income tax (expense) benefit	(106)	236

Gain (loss) on discontinued operations, net of tax	$198	$(441)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 17 –ACQUISITION OF SPECTRUM

        On July 16, 2004, Atlas Pipeline acquired Spectrum (which changed its name to Atlas Pipeline Mid-Continent, LLC) (“APLMC”) for approximately $142.4 million. The acquisition was accounted for using the purchase method of accounting under SFAS 141, “Business Combinations.” Atlas Pipeline is in the process of evaluating certain estimates made in the purchase price and related allocations; thus, the purchase price and allocations are both subject to adjustment. The following summarized unaudited pro forma consolidated income statement information for the three months ended December 31, 2003 assumes that the acquisition occurred as of October 1, 2003. The Company has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if Atlas Pipeline had completed this acquisition as of the periods shown below or the results that will be attained in the future. The amounts presented below are in thousands, except per share amounts:

	Three Months Ended December 31, 2003
	As Reported	Pro Forma Adjustment	Pro Forma
Revenues	$42,262	$22,534	$64,796
Net income	$3,343	$(465)	$2,878
Net income per common share - basic	$0.19	$(0.03)	$0.16
Weighted average common shares outstanding	17,355	--	17,355
Net income per common share - diluted	$0.19	$(0.03)	$0.16
Weighted average common shares outstanding	17,953	--	17,953

        Significant pro forma adjustments include revenues and costs and expenses for the period prior to Atlas Pipeline’s acquisition, interest and depreciation expenses and the elimination of income taxes.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 18 — OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION

        The Company’s operations include seven reportable operating segments that reflect the way the Company manages its operations and makes business decisions. In addition to reportable operating segments, certain other activities are reported in the “Other energy” and “All other” categories. The Company does not allocate income taxes to its operating segments. Summarized operating segment data are as follows:

Three Months Ended December 31, 2004 (in thousands):

	Revenues from external customers	Interest income	Interest expense	Depreciation, depletion and amortization	Segment profit (loss)	Other significant items: segment assets
Well drilling	$30,558	$--	$--	$--	$3,678	$9,006
Production and
exploration	14,659	--	--	2,804	10,113	185,347
Mid-Continent	42,061	--	8	2,162	3,648	157,308
Appalachia	1,721	--	--	545	70	39,351
Other energy(a)	2,248	113	1,682	361	(3,617)	42,481
Real estate	4,311	4	376	473	93	169,122
Equipment leasing	2,591	--	336	177	(40)	44,553
Structured finance	1,294	--	--	13	790	14,482
All other(a)	--	195	--	--	850	108,425
Eliminations	--	--	--	--	--	--

Totals	$99,443	$312	$2,402	$6,535	$15,585	$770,075

Three Months Ended December 31, 2003 (in thousands):
	Revenues from external customers	Interest income	Interest expense	Depreciation, depletion and amortization	Segment profit (loss)	Other significant items: segment assets
Well drilling	$21,959	$--	$--	$--	$2,498	$7,715
Production and
exploration	10,196	--	--	2,210	6,184	149,924
Appalachia	1,599	--	--	505	138	34,434
Other energy(a)	1,937	39	487	530	(1,292)	38,700
Real estate	3,988	33	492	123	(342)	263,481
Equipment leasing	1,624	26	332	69	(298)	22,136
Structured finance	959	--	--	--	746	8,408
All other(a)	--	118	1,401	--	(1,815)	41,625
Eliminations	--	(45)	(45)	--	--	--

Totals	$42,262	$171	$2,667	$3,437	$5,819	$566,423

(a)	Includes revenues and expenses from the Company’s well services business which does not meet the quantitative threshold for reporting segment information and general corporate expenses not allocable to any particular segment.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
(unaudited)

NOTE 18 — OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION — (Continued)

         Segment profit (loss) represents total revenues less costs and expenses attributable thereto, including any provision for possible losses and depreciation, depletion and amortization and excluding general corporate expenses, which are included in all other.

        The Company’s natural gas and NGLs are sold under contract to various purchasers. For the three months ended December 31, 2004, sales to two of APLMC’s purchasers accounted for 19% and 12% of our energy revenues. No other operating segments had revenues from a single customer which exceeded 10% of total revenues.

NOTE 19 – SETTLEMENT OF ALASKA PIPELINE COMPANY ARBITRATION

        In September 2003, Atlas Pipeline entered into an agreement with SEMCO Energy, Inc. to purchase all of the stock of Alaska Pipeline Company (“APC”). In order to complete the acquisition, Atlas Pipeline needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004, it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent Atlas Pipeline a notice purporting to terminate the transaction. Atlas Pipeline pursued its remedies under the acquisition agreement. In connection with the acquisition, subsequent termination, and settlement of the legal action, Atlas Pipeline incurred costs of approximately $1.1 million in the three months ended December 31, 2004 which were included in other income on the Company’s statements of income. Atlas Pipeline also incurred $3.0 million of costs in the year ended September 30, 2004. On December 30, 2004, Atlas Pipeline entered into an agreement with SEMCO settling all issues and matters related to SEMCO’s termination of the sale of APC to Atlas Pipeline and SEMCO paid Atlas Pipeline $5.5 million which was also included in other income.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

        From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, the Company does not believe that the resolution of any pending action will have a material adverse effect on its financial position, results of operations or liquidity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption “Risk Factors”, in our annual report on Form 10-K for fiscal 2004. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview of Three Months Ended December 31, 2004 and 2003

        For the three months ended December 31, 2004, our results reflect the continued dominant position of our energy operations. However, the initiatives we began in fiscal 2003 and continued in fiscal 2004 to expand our specialized asset management business in preparation for the pending spin-off of Atlas America, Inc., our energy business, resulted in material revenue growth for those operations. We anticipate that we will complete the spin-off of Atlas America in fiscal 2005. Since the spin-off is subject to the completion of several conditions, principally receipt of a ruling from the Internal Revenue Service as to the tax-free nature of the proposed spin-off, it may not occur. If the spin-off does occur, we will no longer consolidate Atlas America’s financial statements with ours and, as a result, our assets, revenues and stockholders’ equity will be substantially reduced.

         During the three months ended December 31, 2004, we continued to build the specialized asset management business focusing on our structured finance, equipment leasing and real estate businesses that we will retain following the planned spin-off. In structured finance, we increased the amount of assets we managed for issuers of collateralized debt obligations, or CDOs, by $335.0 million through our sponsorship of Trapeza CDO VII. In addition, we formed a wholly-owned subsidiary, Ischus Capital Management LLC ("Ischus"), focusing on selecting, investing in and managing primarily real estate related asset backed securities (“ABS”). In December 2004, we closed our first Ischus CDO which, as of December 31, 2004, had approximately $400.0 million in ABS collateral. As a result, our structured finance revenues increased by $335,000 to $1.3 million in the three months ended December 31, 2004 from $1.0 million in the three months ended December 31, 2003.

        In equipment leasing, the amount of assets we managed for investors in the investment partnership we sponsored and on behalf of Merrill Lynch through a multi-year alliance, increased to an aggregate of $192.6 million at December 31, 2004 from $164.8 million at September 30, 2004. The growth was principally due to the expansion of our alliance with Merrill Lynch and new vendor programs.

        In real estate, we increased the amount of assets we managed on behalf of the investment limited partnerships we sponsored to $125.0 million at December 31, 2004 from $86.5 million at December 31, 2003. As part of our strategic plan, we are continuing to resolve our real estate loan portfolio through sales and loan resolutions. In calendar 2004, we resolved loans with a book value of $33.8 million, realizing $35.5 million in net proceeds. As a result, the loans and real estate assets in our loan portfolio principally outstanding loan receivables, decreased from $478.5 million at December 31, 2003 to $330.1 million at December 31, 2004.

        Our energy revenues were $91.2 million for the three months ended December 31, 2004, as compared to $35.7 million for the three months ended December 31, 2003. This growth in energy revenues was driven by well drilling revenues which were $30.6 million in the three months ended December 31, 2004, as compared to $22.0 million in the three months ended December 31, 2003, respectively. In addition, production revenues increased to $14.7 million in the three months ended December 31, 2004, as compared to $10.2 million in the three months ended December 31, 2003. Gathering, transmission and processing revenues increased to $43.8 million in the three months ended December 31, 2004 as compared to $1.6 million in the three months ended December 31, 2003.

        These changes are reflected in the following tables:

Revenues as a Percent of Total Revenues

	Three Months Ended December 31,
	2004	2003
Energy	92%	84%
Real estate	4	10
Equipment leasing	3	4
Structured finance	1	2

	100%	100%

Assets as a Percent of Total Assets

	December 31, 2004	September 30, 2004
Energy	56%	35%
Real estate	22	55
Equipment leasing	6	2
Structured finance	2	1
All other (1)	14	7

	100%	100%

(1)	We attribute the balance to assets related to operations which do not meet the definition of a business segment, such as cash and other corporate investments.

        The following is a detailed analysis and discussion of the results of energy, real estate, equipment leasing and structured finance operations and our other revenues and costs and expenses.

Settlement of Alaska Pipeline Company Arbitration

        In September 2003, Atlas Pipeline entered into an agreement with SEMCO Energy, Inc. to purchase all of the stock of Alaska Pipeline Company ("APC"). In order to complete the acquisition, Atlas Pipeline needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004 it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent Atlas Pipeline a notice purporting to terminate the transaction. Atlas Pipeline pursued its remedies under the acquisition agreement. In connection with the acquisition, subsequent termination, and settlement of the legal action, Atlas Pipeline incurred costs of approximately $1.1 million in the three months ended December 31, 2004, which are included in other income on the Company’s statements of income. Atlas Pipeline also incurred and expensed $3.0 million of costs in the year ended September 30, 2004. On December 30, 2004, Atlas Pipeline entered into a settlement agreement with SEMCO settling all issues and matters related to SEMCO’s termination of the sale of APC to Atlas Pipeline and SEMCO paid Atlas Pipeline $5.5 million also included in other income.

Results of Operations: Energy

        The following tables set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production costs and depletion for our energy operations during the periods indicated (in thousands):

	Three Months Ended December 31,
	2004	2003
Revenues:
Well drilling	$30,558	$21,959
Gas and oil production and exploration	14,659	10,196
Gathering, transmission and processing	43,782	1,599
Well services	2,248	1,937

	$91,247	$35,691

Costs and expenses:
Well drilling	$26,573	$19,095
Gas and oil production and exploration	1,802	1,685
Gathering, transmission and processing	35,680	596
Well services	1,191	1,041
Non-direct	1,873	909

	$67,119	$23,326

29 Gas and Oil Production The following table sets forth information relating to our production revenues, production volumes, sales prices, production costs and depletion:
	Three Months Ended December 31,
	2004	2003
Production revenues (in thousands):
Gas(1)	$12,697	$9,066
Oil	$1,942	$1,123
Production volumes:
Gas (mcf/day)(1)(2)(4)	20,286	19,479
Oil (bbls/day)	447	453
Total (mcfe/day)(4)	22,968	22,197
Average sales prices:
Gas (per mcf)(4)	$6.80	$5.06
Oil (per bbl)(4)	$47.17	$26.94
Production costs(3):
As a percent of production revenues	12%	16%
Per mcf equivalent unit	$0.83	$0.80
Depletion per mcfe(4)	$1.28	$1.08

(1)	Excludes sales of residual gas and sales to landowners.
(2)	Our average sales price before the effects of hedging was $6.80 and $5.19 per mcf for the three months ended December 31, 2004 and 2003, respectively.
(3)	Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.
(4)	“Mcf” and “mmcf” means thousand cubic feet and million cubic feet; “mcfe” and “mmcfe” means thousand cubic feet equivalent and million cubic feet equivalent, and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

        Our natural gas revenues were $12.7 million in the three months ended December 31, 2004, an increase of $3.6 million (40%) from $9.1 million in the three months ended December 31, 2003. The increase in the three months ended December 31, 2004 was attributable to an increase in the average sales price of natural gas of 34%, and an increase in the volume of natural gas produced of 4%. The $3.6 million increase in natural gas revenues in the three months ended December 31, 2004 as compared to the prior period consisted of $3.1 million attributable to price increases and $506,000 attributable to volume increases.

        Our oil revenues were $1.9 million in the three months ended December 31, 2004, an increase of $819,000 (73%) from $1.1 million in the three months ended December 31, 2003, which is primarily due to an increase in the average sales price of oil of 75% for the three months ended December 31, 2004. Oil production volumes decreased 1% during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. The $819,000 increase in oil revenues in the three months ended December 31, 2004 as compared to the prior period consisted of $843,000 attributable to price increases, partially offset by $24,000 attributable to volume decreases.

        Our production costs were $1.7 million in the three months ended December 31, 2004, an increase of $113,000 (7%) from $1.6 million in the three months ended December 31, 2003. This increase includes normal operating expenses and coincides with the increased production volumes we realized from an increase in the number of wells we operate. The decrease in production costs as a percent of sales in the three months ended December 31, 2004 as compared to December 31, 2003 was a result of an increase in our average sales price which more than offset the slight increase in production costs per mcfe.

Gathering, Transmission and Processing

        Our gathering, transmission and processing revenues were $43.8 million in the three months ended December 31, 2004, of which $42.1 million was associated with the operations of APLMC which was acquired on July 16, 2004.

        Our gathering, transmission and processing expenses were $35.7 million, of which $35.1 million were associated with the operations of APLMC.

Well Services

        Our well services revenues were $2.2 million in the three months ended December 31, 2004, an increase of $311,000 (16%) from $1.9 million in the three months ended December 31, 2003. The increase resulted from an increase in the number of wells operated for our investment partnerships due to additional wells drilled in the twelve months ended December 31, 2004.

        Our well services expenses were $1.2 million in the three months ended December 31, 2004, an increase of $150,000 (14%) from $1.0 million in the three months ended December 31, 2003. The increase was attributable to an increase in wages and benefits associated with the increase in the number of wells we operate for our investment partnerships.

Non-Direct Expenses

        Our non-direct expenses were $1.9 million in the three months ended December 31, 2004, an increase of $964,000 (106%) from $909,000 for the three months ended December 31, 2003. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services. These expenses are partially offset by reimbursements we receive from our drilling investment partnerships. The increase in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 is attributable principally to the following:

o	non-direct expenses related to our APLMC operations were $601,000 in the three months ended December 31, 2004; we acquired APLMC on July 16, 2004; and

o	costs associated with Atlas Pipeline’s long-term incentive plan were $401,000 in the three months ended December 1, 2004; there were no such expenses in the prior year period.

Results of Operations: Real Estate

During the three months ended December 31, 2004, our real estate operations continued to be affected by three principal trends or events:

o	we continued to selectively resolve the loans in our existing portfolio through repayments, sales, refinancings and restructurings;

o	we sought growth in our real estate business through the sponsorship of real estate investment partnerships in which we are also an investor; and

o	the adoption of FIN 46-R.

        The principal effects of the first two factors has been to reduce the number of our real estate loans, while increasing our interests in real property and, as a result of repayments, sales, refinancings and restructurings, also increased our cash flow from loan resolutions. The principal effect of the adoption of FIN 46-R has been to consolidate in our financial statements the assets, liabilities, revenues and costs and expenses of a number of borrowers, although not affecting our creditor-debtor legal relationship with these borrowers and not causing these assets and obligations to become our legal assets or obligations.

        The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended December 31,
	2004	2003
Revenues:
FIN 46 revenues	$3,166	$2,364
Fee income from partnerships	642	534
Interest	193	178
Accreted loan discount (net of collection of interest)	252	557
Gain on resolution of loans, FIN 46 assets and ventures	50	73
Equity in (loss) earnings of equity investees	(94)	137
Rental	102	145

	$4,311	$3,988

Cost and expenses:
Real estate general and administrative	$1,490	$1,051
Rental properties	--	44
FIN 46 expenses	2,153	2,345

	$3,643	$3,440

Revenues increased $323,000 (8%) from $4.0 million in the three months ended December 31, 2003 to $4.3 million in the three months ended December 31, 2004. We attribute the increase to the following:

o	an increase of $802,000 in FIN 46 revenues reflecting three months of FIN 46 revenues in the quarter ended December 31, 2004 as compared to only two months of FIN 46 revenues in the December 31, 2003 quarter. We early adopted FIN 46-R on July 1, 2003 which resulted in our consolidating seven entities at December 31, 2004 and twelve entities at December 31, 2003; and

32

o	an increase of $108,000 (20%) in fee income. We earned fees for services provided to the real estate investment partnerships which we sponsored relating to the purchase and third party financing of two properties in the three months ended December 31, 2004 and one property in the three months ended December 31, 2003. These transaction fees totaled $553,000 for the three months ended December 31, 2004 and $444,000 for the three months ended December 31, 2003. Additionally, we earned management fees for the properties owned by real estate investment partnerships which we sponsored totaling $89,000 for the three months ended December 31, 2004 and $90,000 for the three months ended December 31, 2003.

The increase was partially offset by the following:

o	a decrease in interest and accreted discount income of $290,000 (39%) in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 resulting from the following:

—	the resolution of five loans which decreased interest income by $350,000;

—	an increase in our average rate of accretion, resulting in an increase in interest income of $60,000;

o	a decrease of $231,000 in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method. The decrease was the result of the sale of an investment which provided $95,000 of the income in the three months ended December 31, 2003, the loss from an equity investment which was converted from a loan during fiscal 2004 and the losses from equity investments in our real estate investment partnerships made subsequent to December 31, 2003;

o	a decrease of $43,000 in rental income. The decrease was the result of the sale of a real estate investment during the fourth quarter of fiscal 2004; and

o	a decrease of $23,000 in gain on resolution of loans, FIN 46 assets and ventures.

        Gain on resolution of loans, FIN 46 assets and ventures (if any) and the amount of fees received (if any) vary by each transaction and, accordingly there may be significant variations in our gains on resolutions and fee income from period to period.

        Costs and expenses of our real estate operations were $3.6 million in the three months ended December 31, 2004, an increase of $203,000 (6%) from $3.4 million in the three months ended December 31, 2003. We attribute the increase to the following:

o	An increase of $439,000 in real estate general and administrative expenses. The increase resulted primarily from the following:

—	an increase in wages and benefits of $373,000 as a result of theaddition of personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate and to expand our real estate operations through the sponsorship of real estate investment partnerships;

—	an increase in property management expenses of $18,000 related to real estate investment partnerships;

—	an increase in sales and marketing of $67,000 (none for the quarter ended December 31, 2003) reflecting the efforts of in-house marketing personnel and external wholesale representatives to sell interests in our real estate investment partnerships;
33

—	an increase in travel costs of $48,000 due to the increased acquisition activity associated with our management of our real estate investment programs;

—	a decrease in outside services of $70,000;

o	a decrease of $44,000 in rental properties expenses primarily related to one property upon which we foreclosed during fiscal 2003 and sold at the end of fiscal 2004; and

o	a decrease of $192,000 in FIN 46 expenses. We early adopted FIN 46-R on July 1, 2003, which resulted in our consolidating seven entities as of December 31, 2004 and twelve entities at December 31, 2003. The decrease related to the resolution of five entities was partially offset by the increase associated with the inclusion of three months of FIN 46 expenses in the quarter ended December 31, 2004 as compared to only two months of FIN 46 expenses in the quarter ended December 31, 2003.

Results of Operations: Equipment Leasing

        The following table sets forth certain information related to the type of business in which our equipment lessees engage and the concentration by type of equipment lease under management as of December 31, 2004, as a percentage of our total managed portfolio:

Lessee Business		Equipment Under Lease
Health services	25%	Computer	27%
Personal services	22%	Industrial	24%
Business services	19%	Medical	18%
Automotive	12%	Software	8%
Wholesale trade	6%	Garment care	8%
Construction	5%	Automotive	3%
Garment care	5%	Construction	2%
Other	6%	Other	10%

	100%		100%

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our equipment leasing operations (in thousands):

	Three Months Ended December 31,
	2004	2003
Revenues:
Lease	$767	$460
Asset management fees	927	739
Asset acquisition fees	745	369
Other	152	56

	$2,591	$1,624

Costs and expenses	$2,311	$1,546

        Our lease originations for the three months ended December 31, 2004 were $41.8 million, an increase of $15.0 million (56%) from $26.8 million in the three months ended December 31, 2003. Our total lease assets under management at December 31, 2004 were $192.6 million, an increase of $104.1 million (118%) from $88.5 million in the three months ended December 31, 2003. Our leasing origination growth was driven by new vendor programs as well as expansion of our sales staff. This growth was facilitated by our relationships with Merrill Lynch and our investment partnership. This resulted in total revenues from leasing operations increasing to $2.6 million for the three months ended December 31, 2004 as compared to $1.6 million for the three months ended December 31, 2003, an increase of 60%.

        Leasing revenues were $767,000 in the three months ended December 31, 2004, an increase of $307,000 (67%) from $460,000 in the three months ended December 31, 2003. The increase in leasing revenues is attributable to the June 2004 expansion of our warehouse lines of credit to $35.0 million from $20.0 million which enabled us to maintain a larger lease portfolio as well as the increase in our lease originations. Management fees were $927,000 for the three months ended December 31, 2004, an increase of $188,000 (25%) from $739,000 in the three months ended December 31, 2003. The increase in management fees is due to an increase in assets under management to $192.6 million as of December 31, 2004 from $88.5 million as of December 31, 2003. Asset acquisition fees were $745,000 in the three months ended December 31, 2004, an increase of $376,000 (102%) from $369,000 in the three months ended December 31, 2003. The increase in lease originations for the three months ended December 31, 2004 over December 31, 2003 allowed us to sell more leases to our investment partnership and Merrill Lynch.

        Included in other income are gains on lease terminations which vary from transaction to transaction and can result in significant income variances from period to period depending upon the termination schedules.

        Our equipment leasing expenses were $2.3 million in the three months ended December 31, 2004, an increase of $765,000 (49%) from $1.5 million for the three months ended December 31, 2003. Due to the expansion of our leasing operations, wages and benefits increased by $600,000 and other operational overhead expenses increased by $165,000 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

Results of Operations: Structured Finance

         We have co-sponsored, structured and currently co-manage seven CDO issuers holding approximately $2.6 billion in bank and bank holding company trust preferred securities. In June 2004, we formed Ischus to focus on selecting, managing and investing in primarily real estate related ABS including residential mortgage backed securities and commercial mortgage backed securities. In December 2004, we closed our first Ischus CDO and currently manage one CDO issuer holding approximately $400.0 million in ABS collateral. In January 2005, we formed Apidos Capital Management, LLC (“Apidos”) to focus on selecting, investing in and managing syndicated loans. Apidos intends to leverage the Company’s expertise and experience as a CDO collateral manager.

        We own a 50% interest in an entity that manages five collateral pools of trust preferred CDO issuers and a 33.33% interest in another entity that manages two collateral pools of trust preferred CDO issuers. We also own a 50% interest in the general partners of the limited partnerships that own the equity interest of five of the Trapeza CDO issuers (known as the Trapeza Partnerships and Structured Finance Funds). We also have invested as a limited partner in each of these limited partnerships.

        We derive revenues from our CDO operations through management and administration fees. We also receive distributions on amounts we invest in the limited partnerships. Management fees vary by CDO issuer, but have ranged from between 0.25% and 0.60% of the aggregate principal balance of the collateral securities owned by the CDO issuers. These fees are also shared with our co-sponsors. The fees are payable monthly or semi-annually, as long as we continue as the collateral manager of the CDO issuer. Our interest in distributions from the CDO issuers varies with the amount of our investment in a particular limited partnership and with the terms of our general partnership interest. In four of the partnerships, we have incentive distribution interests. Our investment in limited partnership interests in the limited partnerships that own the equity of the CDO issuers as of December 31, 2004 and September 30, 2004 was $8.0 million and $8.5 million, respectively.

        We acquire collateral securities for our CDO issuers principally in transactions with the issuers of those securities. We fund the initial acquisition of the collateral securities through a warehouse credit facility prior to the closing of a CDO issuer’s offering. After the closing, the CDO issuer acquires these collateral securities with the proceeds it receives from the issuance of CDOs.

        As part of the CDO origination process, we are responsible for the evaluation of securities proposed for inclusion in the collateral pool by originators. We analyze the creditworthiness of identified issuers and their securities through a credit committee made up of individuals with expertise in the asset classes to be acquired by the CDO issuer. Because CDOs must be rated by one or more rating agencies in order for them to be eligible for many of the institutional investors to whom they are marketed, the credit committees apply rating agency standards when evaluating collateral securities for inclusion in a CDO issuer’s pool and then provide us with a recommendation on whether to include or exclude the collateral from the pool.

        The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our structured finance operations (in thousands):

	Three Months Ended December 31,
	2004	2003
Equity in earnings of structured finance investees:
Collateral management fees	$554	$317
Limited partner interests	203	147
General partner interests	391	495
Equity in losses of consolidated partnerships	(80)	--
Consulting and advisory fees	194	--
Other	32	--

	$1,294	$959

Costs and expenses	$611	$--

        Structured finance revenues were $1.3 million for the three months ended December 31, 2004, an increase of $335,000 (35%) from $959,000 in the three months ended December 31, 2003. The increase reflects our revenues subsequent to the completion of offerings by six Trapeza CDO issuers which we co-sponsored as of December 31, 2004 as compared to three Trapeza CDO issuers which we had co-sponsored as of December 31, 2003. This increase was partially offset by an increase in net unrealized depreciation on mark to market of securities and swap agreements included in the earnings of our limited partner and general partner interest. For the three months ended December 31, 2004, the net unrealized depreciation on mark to market of securities and swap agreements was $466,000, an increase of $382,000 (455%) from $84,000 in the three months ended December 31, 2003. In addition, Ischus entered into a consulting agreement with an unrelated third party to provide consulting services relating to structuring financing transactions. For the three months ended December 31, 2004, consulting and advisory fees associated with this agreement totaled $194,000. Consulting fees vary from transaction to transaction and can result in significant income variances from period to period.

        Our structured finance expenses were $611,000 for the three months ended December 31, 2004. These expenses represent costs associated with our sponsorship and management of investment partnerships in the trust preferred securities and ABS areas. All expenses for the three months ended December 31, 2003 were fully reimbursed.

Results of Operations: Other Costs and Expenses and Other Income, Net

        General and administrative expenses decreased $827,000 (36%) to $1.5 million for the three months ended December 31, 2004 from $2.3 million for the three months ended December 31, 2003. This decrease was due primarily to the $659,000 increase in expenses allocated to our operating segments in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. Also, in the three months ended December 31, 2003, we incurred $217,000 of expenses related to our terminated notes offering.

        Depreciation, depletion and amortization expense increased $3.1 million (90%) to $6.5 million for the three months ended December 31, 2004 from $3.4 million for the three months ended December 31, 2003. This increase arose primarily from our energy operations. Our depletion of oil and gas properties as a percentage of oil and gas revenues was 18% in the three months ended December 31, 2004 compared to 22% in the three months ended December 31, 2003. Depletion expense per mcfe was $1.28 in the three months ended December 31, 2004, an increase of $.20 per mcfe (19%) from $1.08 per mcfe in the three months ended December 31, 2003. Increases in our depletable base and production volumes caused depletion expense to increase $490,000 (22%) to $2.7 million in the three months ended December 31, 2004 compared to $2.2 million in the three months ended December 31, 2003. The variances from period to period are directly attributable to changes in our oil and gas reserve quantities, product prices and changes in the depletable cost basis of our oil and gas properties.

        Our provision for possible losses decreased to $157,000 at December 31, 2004 from $300,000 at December 31, 2003. This decrease reflects primarily our decreased investment in our real estate loan portfolio and other real estate assets owned through the repayment of loans and property resolutions during the past twelve months.

        Interest expense decreased $265,000 (10%) to $2.4 million in the three months ended December 31, 2004 from $2.7 million in the three months ended December 31, 2003. This decrease reflects principally the redemption of $53.0 million of our 12% senior notes and the repayment of other debt related to our real estate operations offset by increased borrowings on our credit facilities; primarily related to funds used by Atlas Pipeline for its acquisition of its APLMC operations in July 2004.

        At December 31, 2004, we owned 24% of Atlas Pipeline through both our general partner interest and our subordinated limited partner units, compared to 39% at December 31, 2003 as the result of the completion by Atlas Pipeline of secondary offerings of its common units in April and July 2004. As the general partner, we control the operations of Atlas Pipeline, and therefore include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline’s earnings increased by $5.9 million to $7.2 million for the three months ended December 31, 2004 from $1.3 million for the three months ended December 31, 2003. This increase was the result of an increase in the percentage interest of public unitholders and an increase in Atlas Pipeline’s net income, principally as a result of the settlement of the terminated Alaska Pipeline arbitration, the acquisition of our APLMC operations, formerly known as Spectrum Field Services, Inc., and increases in transportation rates received. Atlas Pipeline’s transportation rates vary, to a significant extent, with the prices of natural gas and natural gas liquids, which, on average, were higher in the three months ended December 31, 2004 than December 31, 2003.

        At December 31, 2004, we owned a 15.1% limited partner interest in Structured Finance Fund, L.P. (“SFF LP”), a limited partnership formed to invest in the equity of CDO issuers we have formed. We also own a 50% interest in Structured Finance Management, LLC and Structured Finance Fund GP LLC, the manager and general partner of SFF LP. As the general partner, we control the operations of SFF LP and, therefore, include it in our consolidated financial statements and we show the ownership of our partners as a minority interest. For the three months ended December 31, 2004, the $99,000 of minority interest reflected our partners’ allocation of the mark to market depreciation adjustment of one of our CDO issuers. As of December 31, 2003, these entities were not yet formed.

        Other income, net, increased by $5.9 million to $7.7 million in the three months ended December 31, 2004 (314%) from $1.9 million in the three months ended December 31, 2003. The increase primarily reflects the $4.4 million we received in the three months ended December 31, 2004, net of expenses, upon the settlement of the arbitration associated with our terminated Alaska Pipeline acquisition. Additionally, we had recorded a provision for a legal settlement of $1.2 million in fiscal 2003 related to the estimated cost associated with the settlement of an action filed against us. Our subsequent claim against one of our directors’ and officers’ liability insurance carriers for reimbursement of our costs was settled in November 2004 for $1.4 million. During the three months ended December 31, 2004 and 2003, we sold 105,000 and 224,700 shares, respectively, of RAIT Investment Trust and recorded gains of $1.5 million and $2.5 million, respectively. Dividend income from RAIT decreased $401,000 to $3,000 for the three months ended December 31, 2004 from $404,000 for the three months ended December 31, 2003 as a result of these sales. At December 31, 2004, we owned approximately 5,600 shares of RAIT.

Discontinued Operations

        In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” our decision to dispose of certain real estate properties resulted in the presentation of these assets, liabilities and operations as discontinued operations. We classified two FIN 46 entities’ and two real estate properties owned as held for sale at December 31, 2004 and their operations are reported as discontinued.

Liquidity and Capital Resources

        General.Our major sources of liquidity have historically been funds generated by operations, funds raised and fees earned from investment partnerships, resolutions of real estate loans, borrowings under our existing energy, real estate, leasing and corporate credit facilities and sale of our RAIT shares. We have employed these funds principally to expand our energy and specialized asset management operations and to reduce our outstanding debt and for the redemption of our senior notes. The following table sets forth our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended December 31,
	2004	2003
Provided by operations	$49,166	$23,535
Used in investing activities	(18,728)	(7,633)
Used in financing activities	(23,914)	(60,723)
Provided by discontinued operations	7,247	34,541

	$13,771	$(10,280)

        We had $82.9 million in cash and cash equivalents at December 31, 2004 compared to $69.1 million at September 30, 2004. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 11.4 to 1.0 for the three months ended December 31, 2004 compared to 4.4 to 1.0 for the three months ended December 31, 2003. Our working capital was $22.7 million as of December 31, 2004 compared to $54.5 million at September 30, 2004. The decrease primarily reflected our investments in drilling partnerships and structured finance entities. Our ratio of long-term debt (including current maturities) to equity was 41% and 50% at December 31, 2004 and September 30, 2004, respectively.

        Our liquidity is affected by national, regional and local economic trends and uncertainties as well as trends and uncertainties more particular to us, including natural gas prices, interest rates, and our ability to raise funds through our sponsorship of investment partnerships. While the current favorable natural gas pricing and interest rate environment have been positive contributors to our liquidity and lead us to believe that we will be able to refinance, repay, or renew, our indebtedness as it matures, there are numerous risks and uncertainties involved. Factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, are described in “-Results of Operations,” and “-Contractual Obligations and Commercial Commitments,” as well as in Item 1, “Business-Risk Factors” in our Annual Report on Form 10-K for fiscal 2004.

        Cash Flows from Operating Activities. Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the prices of natural gas and oil, interest rates, our ability to raise funds for our investment partnerships, obtaining sufficient financing for our operational expansion, and the strength of the market for rentals of the types of properties secured by our real estate loans and real estate. Net cash provided by operating activities increased $25.6 million for the three months ended December 31, 2004 to $49.2 million from $23.5 million for the three months ended December 31, 2003, substantially as a result of the following:

o	our net income, before depreciation, depletion and amortization, increased by $8.3 million;

o	changes in operating assets and liabilities accounted for a $6.4 million increase in cash flows, primarily as a result of an increase in the drilling obligations related to our investment partnerships; and

o	minority interests increased by $7.6 million, reflecting the May 2004 initial public offering of Atlas America and two follow on offerings by Atlas Pipeline.

        Cash Flows from Investing Activities. Net cash used in our investing activities increased to $18.7 million for the three months ended December 31, 2004 from $7.6 million for the three months ended December 31, 2003. The $11.1 million use of cash for investing activities was primarily reflective of the following:

o	capital expenditures increased by $6.1 million due to an increase in the number of wells we drilled;

o	structured finance investments increased by $2.7 million, primarily reflecting our investment in the Ischus initial CDO; and

o	a decrease of $2.7 million net proceeds received from the sale of shares we held of RAIT Investment Trust to $2.9 million for the three months ended December 31, 2004 as compared to $5.6 million for the three months ended December 31, 2003.

        Cash Flows from Financing Activities. Net cash used in our financing activities decreased to $23.9 million for the three months ended December 31, 2004 from $60.7 million during the three months ended December 31, 2003. This increased our cash flows by $36.8 million, as follows:

o	Our principal payments on borrowings decreased to $99.8 million in the three months ended December 31, 2004 from $112.3 million in the three months ended December 31, 2003, or $12.5 million, whereas our borrowings increased by $26.6 million to $80.5 million in the three months ended December 31, 2004 from $53.9 million in the three months ended December 31, 2003, resulting in a net increase in cash of $39.1 million;.

o	Dividends paid to minority interests increased $2.2 million as a result of higher earnings and more common units outstanding for Atlas Pipeline as a result of its fiscal 2004 offerings of its common units.

        Cash Flows from Discontinued Operations. Net cash provided by discontinued operations decreased by $27.3 million for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. We received $7.2 million principally from the proceeds from refinancing a first mortgage on a FIN 46 property during the three months ended December 31, 2004 as compared to $34.5 million of proceeds received related to the sale of two FIN 46 assets during the comparable period last year.

Capital Requirements

        During the three months ended December 31, 2004 and 2003, our capital expenditures related primarily to investments in our drilling partnerships and pipeline expansions, in which we invested $16.5 million and $10.2 million, respectively. For the three months ended December 31, 2004 and the remaining quarters of fiscal 2005, we funded and expect to continue to fund these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. We have established two credit facilities to facilitate the funding of our capital expenditures. In September 2004, the borrowing base under Atlas's credit facility was increased to $75.0 million from $65.0 million. In December 2004, the borrowing base under Atlas Pipeline’s credit facility was increased to $90.0 million from $75.0 million.

        The level of capital expenditures we must devote to our exploration and production operations depends upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $140.0 million in fiscal 2005 through drilling partnerships. During the three months ended December 31, 2004 we raised $52.4 million. We believe cash flows from operations and amounts available under our energy credit facility will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

        We continuously evaluate acquisitions of gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital.

        In addition, the level of investments we must devote to our investments in our real estate, leasing and structured finance operations depends upon the level of funds raised through real estate, leasing and structured finance partnerships. We believe cash flows from operations, cash on hand and amounts available under our real estate and leasing credit facilities will be adequate to fund our contribution to these partnerships. However, the amount of funds we raise and the level of our investments will vary in the future depending on market conditions.

Contractual Obligations and Commercial Commitments

        The following tables set forth our obligations and commitments as of December 31, 2004 (in thousands):

		Payments Due By Period
Contractual cash obligations:	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$86,045	$3,421	$14,946	$65,143	$2,535
Secured revolving credit facilities	23,970	23,970	--	--	--
Operating lease obligations	7,092	2,440	2,636	1,876	140
Capital lease obligations	--	--	--	--	--
Unconditional purchase obligations	--	--	--	--	--
Other long-term obligations	--	--	--	--	--

Total contractual cash obligations	$117,107	$29,831	$17,582	$67,019	$2,675

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Standby letters of credit	$3,987	$3,987	$--	$--	$--
Guarantees	594	594	--	--	--
Standby replacement commitments	5,985	4,774	1,211	--	--
Other commercial commitments	305,466	11,696	67,474	65,336	160,960

Total commercial commitments	$316,032	$21,051	$68,685	$65,336	$160,960

        Real estate investment partnerships in which we have general partner interests have obtained senior lien financing with respect to seven properties they acquired. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees will expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to five of our loans. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees will expire as the related indebtedness is paid down over the next six years.

        We believe that the likelihood of our being required to pay any claims under any of these guarantees is remote under the facts and circumstances pertaining to each of them. An adverse change in these facts and circumstances could cause us to determine that the likelihood that a particular contingency may occur is no longer remote. In that event, we may be required to include all or a portion of the contingency as a liability in our financial statements, which could result in:

o	violations of restrictions on incurring debt contained in agreements governing our outstanding debt; and

o	prohibitions on additional borrowings under our credit lines.

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

        For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our September 30, 2004 Form 10-K, Note 2 of the “Notes to Consolidated Financial Statements.”

Recently Issued Financial Accounting Standards

        In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.”  SFAS 123-R supersedes Accounting Principal Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach to accounting in SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Currently, we account for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements.  SFAS 123-R is effective for us beginning July 1, 2005.  The Statement offers several alternatives for implementation.  At this time, management has not made a decision as to which alternative it may select.

        In December 2004, the Emerging Issues Task Force (“EITF”) of the FASB released Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” The EITF concluded that equity method of accounting should be applied only when the investment is in common stock or a security which is, in substance, common stock. This pronouncement is effective for fiscal years beginning after September 15, 2004. The adoption of this pronouncement did not have an effect on our financial condition or results of operations.

        In December 2004, the EITF also released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The release provides guidance for evaluating whether an investment is other-than-temporarily impaired for reporting periods beginning after June 15, 2004. The adoption of this pronouncement did not have an effect on our financial condition or results of operations.

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

        The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred at December 31, 2004. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

Energy

        Interest Rate Risk. At December 31, 2004, the amount outstanding under our credit facility had decreased to $7.8 million from $25.0 million at September 30, 2004. The weighted average interest rate for this facility increased from 4.1% at September 30, 2004 to 5.5% at December 31, 2004 due to a larger portion of our borrowings tied to the bank’s prime rate.

        At December 31, 2004, Atlas Pipeline had a $90.0 million revolving credit facility ($10.0 million outstanding) and a $45.0 million term loan ($44.3 million outstanding) to fund the expansion of its existing gathering systems and the acquisitions of other gas gathering systems. The weighted average interest rate for these borrowings increased from 5.7% at September 30, 2004 to 8.1% at December 31, 2004 due to a larger portion of our borrowings tied to the bank’s prime rate.

        Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our annual net income would have changed by approximately $77,000.

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

        We are exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, we receive fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, based on the type of contractual agreement. Based on our current contract mix, we have a long NGL position and a long gas position. Based upon our portfolio of supply contracts, a change in prices of 10% of NGLs, the average price of natural gas and the average price of crude oil sold and processed by APLMC would result in a change to our annual net income of approximately $125,000.

        Atlas Pipeline through its subsidiary, APLMC, acquired and/or entered into certain financial swap and option instruments that are classified as cash flow hedges in accordance with SFAS 133. APLMC entered into these instruments to hedge the forecasted natural gas, natural gas liquids and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, natural gas liquids and condensate is sold. Under these swap agreements, APLMC receives a fixed price and pays a floating price based on certain indices for the relevant contract period. The options fix the price for APLMC within the puts purchased and calls sold.

        Derivatives are recorded on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in stockholders’ equity as Other Comprehensive Income and reclassified to earnings as such transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized in earnings as they occur. At December 31, 2004, APLMC reflected an unrealized net pre-tax commodity hedging loss on its balance sheet of $2.6 million. Of the $2.6 million unrealized pre-tax loss at December 31, 2004, $1.9 million of losses will be reclassified to earnings over the next twelve month period and $708,000 in later periods, if future prices remained constant. Actual amounts that will be reclassified will vary as a result of future changes in prices. The Company recognized a gain of $24,000 related to these hedging instruments in the three months ended December 31, 2004. Ineffective gains or losses are recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. A hedging gain of $440,000 resulting from ineffective hedges is included in income for the three months ended December 31, 2004.

        A portion of the Company’s future natural gas sales is periodically hedged through the use of swap and collar contracts. Realized gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to gas revenue.

        As of December 31, 2004, Atlas Pipeline had the following natural gas liquids, natural gas, and crude oil volumes hedged.

Natural Gas Liquids Fixed – Price Swaps

Production Period	Volumes	Average Fixed Price	Fair Value Liability (2)
(calendar year)	(gallons)	(per gallon)	(in thousands)
2005	12,564,000	$0.550	$(1,208)
2006	6,804,000	0.575	(500)

			$(1,708)

Natural Gas Fixed –Price Swaps

Production Period	Volumes	Average Fixed Price	Fair Value Liability (3)
(calendar year)	(MMBTU)(1)	(per MMBTU)	(in thousands)
2005	970,000	$6.187	$(71)
2006	450,000	5.920	(172)

			$(243)

Crude Oil Fixed –Price Swaps

Production Period	Volumes	Average Fixed Price	Fair Value Liability (3)
(calendar year)	(barrels)	(per barrel)	(in thousands)
2006	18,000	$38.767	$(36)

Crude Oil Options
Production Period	Option Type	Volumes	Average Strike Price	Fair Value Liability (3)
(calendar year)		(barrels)	(per barrel)	(in thousands)
2005	Puts purchased	75,000	$30.00	$--
2006	Calls sold	75,000	$34.30	(640)

				$(640)

			Total liability	$(2,627)

(1)	MMBTU means Million British Thermal Units.
(2)	Fair value based on APLMC internal model which forecasts forward NGL prices as a function of forward NYMEX natural gas and light crude prices.
(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

        FirstEnergy Solutions and other third party marketers to which we sell gas, also use financial hedges to hedge their pricing exposure and make price hedging opportunities available to us. These transactions are similar to NYMEX-based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, we limit these arrangements to much smaller quantities than those projected to be available at any delivery point. For the fiscal year ending September 30, 2005, we estimate approximately 50% of our produced natural gas volumes will be sold in this manner, leaving our remaining production to be sold at contract prices in the month produced or at spot market prices. We also negotiate with certain purchasers for delivery of a portion of natural gas we will produce for the upcoming twelve months. The prices under most of our gas sales contracts are negotiated on an annual basis and are index-based. Considering those volumes already designated for the fiscal year ending September 30, 2005, and current indices, a theoretical 10% upward or downward change in the price of a natural gas would result in approximately a 1% change in our projected natural gas revenues.

Real Estate

        Portfolio Loans and Related Senior Liens. We believe that none of the five loans held in our portfolio as of December 31, 2004 (including loans treated in our consolidated financial statements as FIN 46 entities) are sensitive to changes in interest rates since:

o	the loans are subject to forbearance or other agreements that require all of the operating cash flow from the properties underlying the loans, after debt service on senior lien interests, to be paid to us and thus are not currently being paid based on the stated interest rates of the loans;

o	the senior lien interests ahead of our interests are at fixed rates and are thus not subject to interest rate fluctuation that would affect payments to us; and

o	each loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flow were to exceed the interest due, as originally underwritten.

        FIN 46 Loans. Loans we treated as FIN 46 liabilities upon the adoption in July 2003 of FIN 46-R are at fixed interest rates and are thus not subject to interest rate fluctuation.

Equipment Leasing

        At December 31, 2004, the amount outstanding on the $20.0 million LEAF Financial credit facility with National City Bank was $12.7 million at a weighted average interest rate of 5.5%; while the amount outstanding on its $15.0 million credit facility with Commerce Bank was $11.3 million at a weighted average interest rate of 5.0%. A hypothetical 10% change in the weighted average interest rates on these facilities would change our annual net income by approximately $31,000.

Item 4.   Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

        There have been no significant changes in our internal controls over financial reporting during the three months ended December 31, 2004 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal year.

PART II.   OTHER INFORMATION

Item 6.   Exhibits

Exhibit No.	Description
10.1	First Amendment to Revolving Credit and Term Loan Agreement, dated December 3, 2004, among Atlas Pipeline Partners, L.P., Wachovia Bank, National Association, et. al.
31.1	Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).
31.2	Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC. (Registrant)

Date: February 9, 2005	By: /s/ Steven J. Kessler STEVEN J. KESSLER Senior Vice President and Chief Financial Officer