Form 10-Q
period 2005-03-31
RESOURCE AMERICA INC
filed 2005-05-10
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-4408


                             RESOURCE AMERICA, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              72-0654145
----------------------------------------                    --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1845 WALNUT STREET, SUITE 1000
PHILADELPHIA, PA                                                           19103
----------------------------------------                    --------------------
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

The number of outstanding shares of the registrant's common stock on April 29, 2005 was 17,671,437.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                             PAGE
                                                                                                             ----
PART I           FINANCIAL INFORMATION

   Item 1.       Financial Statements (unaudited)

                 Consolidated Balance Sheets - March 31, 2005 and September 30, 2004...............                 3

                 Consolidated Statements of Income
                      Three Months and Six Months Ended March 31, 2005 and 2004....................                 4

                 Consolidated Statement of Changes in Stockholders' Equity
                      Six Months Ended March 31, 2005..............................................                 5

                 Consolidated Statements of Cash Flows
                      Six Months Ended March 31, 2005 and 2004.....................................                 6

                 Notes to Consolidated Financial Statements - March 31, 2005.......................            7 - 31

   Item 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................           32 - 53

   Item 3.       Quantitative and Qualitative Disclosures about Market Risk........................           53 - 55

   Item 4.       Controls and Procedures...........................................................                56

PART II          OTHER INFORMATION

   Item 6.       Exhibits and Reports on Form 8-K..................................................                57

SIGNATURES.........................................................................................                58

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                    MARCH 31,      SEPTEMBER 30,
                                                                                      2005             2004
                                                                                   -----------     ------------
                                                                                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...................................................    $    54,962     $     69,099
   Investments in lease assets.................................................         38,405           24,177
   Accounts receivable and prepaid expenses....................................         46,887           31,634
   Assets held for sale........................................................        103,673          102,963
                                                                                   -----------     ------------
     Total current assets......................................................        243,927          227,873

Investments in real estate loans and real estate...............................         48,524           47,119
Property and equipment, net....................................................        403,012          374,192
Other assets, net..............................................................         63,898           31,619
Intangible assets, net.........................................................          6,943            7,433
Goodwill.......................................................................         37,470           37,470
                                                                                   -----------     ------------
                                                                                   $   803,774     $    725,706
                                                                                   ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt...........................................    $     3,449     $      6,151
   Secured revolving credit facilities - equipment leasing.....................         30,978            8,487
   Accounts payable............................................................         27,962           25,413
   Liabilities associated with assets held for sale............................         73,420           65,300
   Accrued liabilities.........................................................         56,729           38,679
   Liabilities associated with drilling contracts..............................         23,060           29,375
                                                                                   -----------     ------------
     Total current liabilities.................................................        215,598          173,405

Long-term debt.................................................................        121,036          114,696

Deferred revenue and other liabilities.........................................         11,514            9,263
Deferred income taxes..........................................................         22,720           19,677
Minority interests.............................................................        158,599          150,750
Commitments and contingencies..................................................              -                -

Stockholders' equity:
   Preferred stock $1.00 par value: 1,000,000 authorized shares;
     none outstanding..........................................................              -                -
   Common stock, $.01 par value: 49,000,000 authorized shares..................            256              255
   Additional paid-in capital..................................................        248,819          247,865
   Less treasury stock, at cost................................................        (77,505)         (77,667)
   Less ESOP loan receivable...................................................         (1,104)          (1,127)
   Accumulated other comprehensive loss........................................           (598)          (1,575)
   Retained earnings...........................................................        104,439           90,164
                                                                                   -----------     ------------
     Total stockholders' equity................................................        274,307          257,915
                                                                                   -----------     ------------
                                                                                   $   803,774     $    725,706
                                                                                   ===========     ============

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      MARCH 31,                    MARCH  31,
                                                              -------------------------    --------------------------
                                                                2005            2004          2005            2004
                                                              ----------     ----------    ----------      ----------
REVENUES
   Energy.................................................    $  101,501     $   41,749    $  192,748      $   77,440
   Real estate............................................         4,981          4,992         9,179           8,936
   Equipment leasing......................................         3,384          2,084         5,975           3,708
   Structured finance(1)..................................         4,730          1,921         6,024           2,880
                                                              ----------     ----------    ----------      ----------
                                                                 114,596         50,746       213,926          92,964
COSTS AND EXPENSES
   Energy.................................................        78,974         29,035       146,093          52,361
   Real estate............................................         3,538          2,873         6,937           5,578
   Equipment leasing......................................         2,496          2,880         4,807           4,426
   Structured finance.....................................         1,790             74         2,401             413
   General and administrative.............................         2,211          1,580         3,709           3,566
   Atlas America, Inc. planned spin-off...................           172              -           378               -
   Start-up costs - Resource Capital Corp.................           823              -           823               -
   Depreciation, depletion and amortization...............         5,461          4,141        11,966           7,864
   Provision for possible losses..........................             4            100           161             400
                                                              ----------     ----------    ----------      ----------
                                                                  95,469         40,683       177,275          74,608
                                                              ----------     ----------    ----------      ----------
OPERATING INCOME..........................................        19,127         10,063        36,651          18,356

OTHER INCOME (EXPENSE)
   Interest expense.......................................        (2,223)        (1,475)       (4,586)         (4,533)
   Minority interest in Atlas Pipeline Partners, L.P......        (2,500)        (1,322)       (9,720)         (2,595)
   Minority interest in structured finance entities.......          (842)             -          (743)              -
   Other income, net......................................            50          3,240         7,795           5,111
                                                              ----------     ----------    ----------      ----------
                                                                  (5,515)           443        (7,254)         (2,017)
                                                              ----------     ----------    -----------     ----------
Income from continuing operations before income tax
   and minority interest..................................        13,612         10,506        29,397          16,339
Provision for income tax..................................         4,749          3,514        10,274           5,555
                                                              ----------     ----------    ----------      ----------
Income from continuing operations before minority
   interest...............................................         8,863          6,992        19,123          10,784
Minority interest in Atlas America, Inc., net of tax......        (1,686)             -        (3,447)              -
                                                              ----------     ----------    -----------     ----------
Income from continuing operations.........................         7,177          6,992        15,676          10,784
Income (loss) from discontinued operations, net of tax....           285           (830)          353          (1,279)
                                                              ----------     ----------    ----------      ----------
NET INCOME................................................    $    7,462     $    6,162    $   16,029      $    9,505
                                                              ==========     ==========    ==========      ==========

NET INCOME (LOSS) PER COMMON SHARE - BASIC:
   From continuing operations.............................    $     0.41     $     0.40    $     0.89      $     0.62
   Discontinued operations................................          0.02          (0.05)         0.03           (0.07)
                                                              ----------     ----------    ----------      ----------
   Net income.............................................    $     0.43     $     0.35    $     0.92      $     0.55
                                                              ==========     ==========    ==========      ==========
   Weighted average shares outstanding....................        17,526         17,374        17,516          17,364
                                                              ==========     ==========    ==========      ==========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
   From continuing operations.............................    $     0.38     $     0.39    $     0.84      $     0.60
   Discontinued operations................................          0.02          (0.05)         0.01           (0.07)
                                                              ----------     ----------    ----------      ----------
   Net income.............................................    $     0.40     $     0.34    $     0.85      $     0.53
                                                              ==========     ==========    ==========      ==========
   Weighted average shares outstanding....................        18,829         18,153        18,765          18,052
                                                              ==========     ==========    ==========      ==========

DIVIDENDS DECLARED PER COMMON SHARE.......................    $     0.05     $     0.03    $     0.10      $     0.07
                                                              ==========     ==========    ==========      ==========

-------------
(1) Includes $357 of revenues related to Resource Capital Corp. for the period from March 8, 2005 (inception) through March 31, 2005.

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 2005
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                           ACCUMULATED
                                  COMMON STOCK        ADDITIONAL       TREASURY STOCK           ESOP          OTHER
                              ---------------------     PAID-IN      -------------------        LOAN      COMPREHENSIVE
                               SHARES       AMOUNT      CAPITAL      SHARES      AMOUNT      RECEIVABLE   INCOME (LOSS)
                              ------------------------------------------------------------------------------------------
Balance, October 1, 2004....  25,547,632   $  255     $ 247,865    (8,053,062) $ (77,667)     $ (1,127)     $ (1,575)
Common shares issued........      64,380        1           867             -          -             -             -
Treasury shares issued......           -        -            87         8,188        162             -             -
Other comprehensive income..           -        -             -             -          -             -           977
Cash dividends..............           -        -             -             -          -             -             -
Repayment of ESOP loan......           -        -             -             -          -            23             -
Net income..................           -        -             -             -          -             -             -
                              ------------------------------------------------------------------------------------------
Balance, March 31, 2005.....  25,612,012   $  256     $ 248,819    (8,044,874) $ (77,505)     $ (1,104)     $   (598)
                              ==========   ======     =========    ==========  =========      ========      ========


                                             TOTALS
                               RETAINED   STOCKHOLDERS'
                               EARNINGS      EQUITY
                              ------------------------

Balance, October 1, 2004....   $  90,164    $ 257,915
Common shares issued........           -          868
Treasury shares issued......           -          249
Other comprehensive income..           -          977
Cash dividends..............      (1,754)      (1,754)
Repayment of ESOP loan......           -           23
Net income..................      16,029       16,029
                              -----------------------
Balance, March 31, 2005.....   $ 104,439    $ 274,307
                               =========    =========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                        SIX MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                   ---------------------------
                                                                                                      2005              2004
                                                                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................................             $  16,029         $   9,505
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization.........................................                11,966             7,864
     Amortization of discount on senior debt and deferred finance costs...............                   644               648
     Provision for possible losses....................................................                   161               400
     Equity in earnings of equity investees...........................................                (5,069)           (3,257)
     Minority interests...............................................................                13,910             2,595
     (Gain) loss on discontinued operations...........................................                  (353)            1,279
     Net (gain) loss on asset dispositions and buyback of senior notes................                  (119)            1,133
     Gain on sale of RAIT Investment Trust shares.....................................                (1,459)           (5,494)
     Property impairments and abandonments............................................                     -             1,679
     Deferred income tax provision....................................................                  3,043           (1,011)
     Accretion of discount............................................................                  (878)             (978)
     Collection of interest...........................................................                   401                 -
     Non-cash compensation............................................................                   967               145
     Tax benefit from the exercise of stock options...................................                  (138)                -
     Non-cash loss on derivative value................................................                   720                 -
  Net change in FIN 46 entities' net assets held for sale.............................                  (155)             (274)
  Changes in operating assets and liabilities.........................................               (23,365)           (6,868)
                                                                                                   ---------         ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS..................                16,305             7,366

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...............................................................               (41,465)          (18,493)
   Payments received on real estate loans and real estate.............................                 3,272                 -
   Distributions from investment funds................................................                 4,232             3,067
   Investments in real estate loans and real estate...................................                (3,336)           (2,185)
   Investment in affiliate - Resource Capital Corp....................................               (15,000)                -
   Proceeds from sale of assets.......................................................                    66             8,047
   Proceeds from sale of RAIT Investment Trust shares.................................                 2,924            11,545
   Structured finance investments.....................................................                (8,300)           (4,030)
   Increase in other assets...........................................................                (1,647)           (2,087)
                                                                                                   ---------         ---------
   NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS.....................               (59,254)           (4,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings.........................................................................               209,621           122,539
   Principal payments on borrowings...................................................              (180,573)         (168,750)
   Distributions paid to minority interests of Atlas Pipeline Partners, L.P...........                (8,522)           (3,379)
   Investor contributions to SFF entities.............................................                 3,650                 -
   Dividends paid.....................................................................                (1,754)           (1,158)
   Other..............................................................................                (1,373)           (1,059)
   Proceeds from issuance of stock....................................................                   868               261
                                                                                                   ---------         ---------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING
     OPERATIONS.......................................................................                21,917           (51,546)
   NET CASH PROVIDED BY DISCONTINUED OPERATIONS.......................................                 6,895            34,276
                                                                                                   ---------         ---------
   DECREASE IN CASH AND CASH EQUIVALENTS..............................................               (14,137)          (14,040)
   Cash and cash equivalents at beginning of period...................................                69,099            41,129
                                                                                                   ---------         ---------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................             $  54,962         $  27,089
                                                                                                   =========         =========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of the Company and its subsidiaries, including certain variable interest entities ("VIEs") in which the Company has determined that it is the primary beneficiary (see Note 5).

         The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of March 31, 2005 and for the three and six months ended March 31, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 ("fiscal 2004"). The results of operations for the three months and six months ended March 31, 2005 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2005 ("fiscal 2005").

         Certain reclassifications have been made to the fiscal 2004 consolidated financial statements to conform to the fiscal 2005 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SUPPLEMENTAL CASH FLOW INFORMATION

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information (in thousands):

                                                                                           SIX MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       --------------------------
                                                                                         2005              2004
                                                                                       --------          --------
Cash paid during the period for:
   Interest........................................................................    $  3,370          $  4,517
   Income taxes....................................................................    $  5,217          $      -

Non-cash activities include the following:
   Receipt of note upon resolution of a real estate loan and a FIN 46 asset........    $      -          $  8,772

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

        In April 2005, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 19-1 ("FSP FAS 19-1"), which addressed a discussion that was ongoing within the oil and gas industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of Statement of Financial Accounting Standards ("SFAS") 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19"), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity's wells, equipment, and facilities; if, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed.

        Questions arose in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue was whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. FSP FAS 19-1 amends SFAS 19 to allow for the continued capitalization of suspended well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the plan. This guidance requires management to exercise more judgment than was previously required and also requires additional disclosure. This new guidance is effective for the first reporting period beginning after April 4, 2005 and is to be applied prospectively to existing and newly capitalized exploratory well costs. The Company does not believe this statement of position will have a significant effect on our financial statements.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Assets Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - (CONTINUED)

        In December 2004, the FASB issued SFAS 123-R, "Share-Based Payment" ("SFAS 123-R"), which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123-R supersedes Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." Generally, the approach to accounting in SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Currently, the Company accounts for these payments under the intrinsic value provisions of APB 25 with no expense recognition in the financial statements. SFAS 123-R is effective for the Company beginning October 1, 2005. The statement offers several alternatives for implementation. At this time, the Company has not made a decision as to which alternative it may select.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB 25 and related interpretations. For substantially all grants of stock options, no stock-based employee compensation expense is reflected in net income since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

         SFAS 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also required subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

         The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS 123 (in thousands, except per share data):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     MARCH 31,                     MARCH 31,
                                                              -----------------------      ------------------------
                                                                2005          2004           2005           2004
                                                              ---------     ---------      ---------      ---------
Net income as reported....................................    $   7,462     $   6,162      $  16,029      $   9,505
Stock-based employee compensation determined under
   the fair value-based  method for all grants, net of tax         (290)         (524)          (581)        (1,285)
                                                              ---------     ---------      ---------      ---------
Pro forma net income......................................    $   7,172     $   5,638      $  15,448      $   8,220
                                                              =========     =========      =========      =========

Basic earnings per share:
   As reported............................................    $   0.43      $    0.35      $    0.92      $    0.55
   Pro forma..............................................    $   0.41      $    0.32      $    0.88      $    0.47
Diluted earnings per share:
   As reported............................................    $   0.40      $    0.34      $    0.85      $    0.53
   Pro forma..............................................    $   0.38      $    0.31      $    0.82      $    0.46

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Company places its temporary cash investments in high-quality, short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At March 31, 2005, the Company had $65.0 million in deposits at various banks, of which $61.9 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

RECEIVABLES - ENERGY

         In evaluating its allowance for possible losses, the Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by the Company's review of its customers' credit information. The Company extends credit on an unsecured basis to many of its energy customers. At March 31, 2005 and September 30, 2004, the Company's credit evaluation indicated that it had no need for an allowance for possible losses.

REVENUE RECOGNITION - ENERGY

         Because there are timing differences between the delivery of natural gas, natural gas liquids ("NGLS") and oil and the Company's receipt of a delivery statement, the Company has unbilled revenues. These revenues are accrued based upon volumetric data from the Company's records and the Company's estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Company had unbilled trade receivables at March 31, 2005 and September 30, 2004 of $26.7 million and $22.1 million, respectively, which are included in accounts receivable on its consolidated balance sheets.

INTEREST INCOME RECOGNITION - SECURITIES

         The Company accounts for its interests in unconsolidated collateralized debt obligations in accordance with Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"), using the effective yield method.

NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss), are referred to as "other comprehensive income (loss)" and for the Company include changes in the fair value, net of taxes, of marketable securities and unrealized hedging gains and losses.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 3 - COMPREHENSIVE INCOME - (CONTINUED)

         The following table presents comprehensive income, net of tax (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                              -----------------------      ------------------------
                                                                2005          2004           2005           2004
                                                              ---------     ---------      ---------      ---------
Net income................................................    $   7,462     $   6,162      $  16,029      $   9,505
Other comprehensive income (loss):
  Unrealized (losses) gains on investments in
     marketable securities, net of tax of $211, $(630),
     $(570) and $(1,273)..................................         (392)        1,415          1,058          2,609
  Less: reclassification for mark-to-market adjustments
     for gains realized in net income, net of tax of $0,
     $981, $511 and $1,868................................            -        (1,995)          (948)        (3,626)
                                                              ---------     ---------      ---------      ---------
                                                                   (392)         (580)           110         (1,017)
  Unrealized gains (losses) on hedging contracts,
     net of tax of $618 and $(463)...  ...................       (1,606)            -            826              -
  Less: reclassification for mark-to-market adjustments
     for losses realized in net income,
     net of tax of $(46) and $(23)........................           82             -             41              -
                                                              ---------   -----------      ---------      ---------
                                                                 (1,524)            -            867              -
                                                              ---------   -----------      ---------      ---------
Comprehensive income......................................    $   5,546     $   5,582      $  17,066      $   8,488
                                                              =========     =========      =========      =========

         Accumulated other comprehensive loss, net of tax, is related to the following (in thousands):

                                                   MARCH 31,      SEPTEMBER 30,
                                                     2005             2004
                                                 -----------      ------------
Marketable securities - unrealized gains.......  $     1,088      $       978
Unrealized hedging losses......................       (1,686)          (2,553)
                                                 -----------      -----------
                                                 $      (598)     $    (1,575)
                                                 ===========      ===========

NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share ("Basic EPS") is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE - (CONTINUED)

         The following table presents a reconciliation of the components used in the computation of Basic EPS and Diluted EPS (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                              -----------------------      ------------------------
                                                                2005           2004          2005            2004
                                                              ---------     ---------      ---------      ---------
Income from continuing operations.........................    $   7,177     $   6,992      $  15,676      $  10,784
Income (loss) from discontinued operations................          285          (830)           353         (1,279)
                                                              ---------     ---------      ---------      ---------
Net income................................................    $   7,462     $   6,162      $  16,029      $   9,505
                                                              =========     =========      =========      =========

Basic shares outstanding..................................       17,526        17,374         17,516         17,364
Dilutive effect of stock option and award plans...........        1,303           779          1,249            688
                                                              ---------     ---------      ---------      ---------
Dilutive shares outstanding...............................       18,829        18,153         18,765         18,052
                                                              =========     =========      =========      =========

NOTE 5 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         Financial Interpretation 46-R ("FIN 46-R") issued by the FASB in December 2003 provides guidance as to the definition of a VIE and requires it to be consolidated by its primary beneficiary, generally the party having an ownership or other contractual financial interest that is expected to absorb the majority of the VIE's expected losses. If no party has exposure to the majority of the VIE's expected losses, the primary beneficiary will be the party, if any, entitled to receive the majority of the VIE's residual returns. The primary beneficiary is required to consolidate the VIE's assets, liabilities and non-controlling interest at fair value.

         Certain entities relating to the Company's real estate business have been consolidated in accordance with FIN 46-R. Because of the timing of the receipt of financial information, the Company accounts for these entities' activities on a one quarter lag, except when adjusting for the impact of events such as a refinance or sale. The assets, liabilities, revenues and costs and expenses of the consolidated VIEs are included in the Company's financial statements where previously the Company's interests had been recorded as investments in real estate loans.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 5 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES - (CONTINUED)

         The assets, liabilities, revenues and costs and expenses of the VIEs that are now included in the consolidated financial statements are not the Company's. The liabilities of the VIEs' will be satisfied from the cash flows of the VIEs' consolidated assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. The following tables provide supplemental information about assets, liabilities, revenues and costs and expenses associated with entities consolidated in accordance with FIN 46-R and are not classified as held for sale at the dates indicated. The assets and liabilities of these VIE's are included in the balance sheet captions as indicated (in thousands):

                                                                               MARCH 31,         SEPTEMBER 30,
                                                                                 2005                2004
                                                                              -----------        ------------
ASSETS:
   Cash...................................................................    $     1,408        $      1,306
   Accounts receivable and prepaid expenses...............................            422                 347
                                                                              -----------        ------------
                                                                                    1,830               1,653

   Property and equipment, net............................................         55,066              58,897
   Other assets...........................................................             24                   8
                                                                              -----------        ------------
                                                                              $    56,920        $     60,558
                                                                              ===========        ============

LIABILITIES:
   Current portion of long-term debt......................................    $     1,076        $        790
   Accounts payable.......................................................          4,321               4,036
   Accrued liabilities....................................................          1,099                 481
                                                                              -----------        ------------
                                                                                    6,496               5,307

   Long-term debt.........................................................         19,326              22,849
   Deferred revenue and other liabilities.................................            934               1,835
                                                                              -----------        ------------
                                                                              $    26,756        $     29,991
                                                                              ===========        ============

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   MARCH 31,                    MARCH 31,
                                                          ------------------------     ------------------------
                                                             2005           2004          2005           2004
                                                          ----------    ----------     ----------    ----------
CONTINUING OPERATIONS - FIN 46:
   Revenues - real estate..............................   $    3,016    $    2,948     $    6,070    $    5,268
   Costs and expenses:
     Operating expenses - real estate..................        1,961         1,562          3,884         3,173
     Depreciation and amortization.....................          355           368            710           654
                                                          ----------    ----------     ----------    ----------
   Operating income....................................          700         1,018          1,476         1,441
   Interest expense....................................          260           236            524           627
                                                          ----------    ----------     ----------    ----------
     Income from continuing operations before taxes....   $      440    $      782     $      952    $      814
                                                          ==========    ==========     ==========    ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 5 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES - (CONTINUED)

         The following tables provide supplemental information about assets, liabilities and discounted operations, associated with five entities that are held for sale, substantially all of which are consolidated in accordance with FIN 46-R (in thousands):

                                                                               MARCH 31,         SEPTEMBER 30,
                                                                                 2005                2004
                                                                             ------------        ------------
ASSETS:
   Cash and cash equivalents.............................................    $      2,228         $     5,073
   Accounts receivable and prepaid expenses..............................           1,650                 873
   Property and equipment, net...........................................          98,781              94,717
   Other assets..........................................................           1,014               2,300
                                                                             ------------         -----------
     Total assets held for sale..........................................    $    103,673         $   102,963
                                                                             ============         ===========

LIABILITIES:
   Mortgage loans on real estate.........................................    $     69,175         $    58,168
   Other liabilities.....................................................           4,245               7,132
                                                                             ------------         -----------
     Total liabilities associated with assets held for sale..............    $     73,420         $    65,300
                                                                             ============         ===========


                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   MARCH 31,                    MARCH 31,
                                                          -------------------------    -------------------------
                                                             2005           2004          2005           2004
                                                          ----------    -----------    ----------    -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
   Revenues............................................   $    3,647    $     3,802    $    7,726    $     6,155
   Expenses............................................        3,208          3,847         6,903          6,891
                                                          ----------    -----------    ----------    -----------
   Operating income....................................          439            (45)          823           (736)
   Loss on disposals...................................            -         (1,835)         (280)        (1,835)
   Income tax (provision) benefit......................         (154)           658          (190)           900
                                                          ----------    -----------    ----------    -----------
     Income (loss) from discontinued operations........   $      285    $    (1,222)   $      353    $    (1,671)
                                                          ==========    ===========    ==========    ===========

See Note 16 for all discontinued operations.

NOTE 6 - INVESTMENTS IN LEASE ASSETS

         The Company's investments in lease assets include the following (in thousands):

                                                                                  MARCH 31,     SEPTEMBER 30,
                                                                                   2005             2004
                                                                                 ----------     ------------
Direct financing leases, net...............................................      $   30,039      $   20,845
Notes receivable, net......................................................           6,360           2,822
Assets subject to operating leases, net of accumulated depreciation of
  $66 and $22..............................................................           2,006             510
                                                                                 ----------      ----------
                                                                                 $   38,405      $   24,177
                                                                                 ==========      ==========

         The interest rates on notes receivable range from 7% to 11%.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 6 - INVESTMENTS IN LEASE ASSETS - (CONTINUED)

         The components of direct financing leases are as follows (in thousands):

                                                              MARCH 31,     SEPTEMBER 30,
                                                               2005              2004
                                                             ----------     ------------
Total future minimum lease payments receivable...........    $   35,024      $   25,052
Initial direct costs, net of amortization................           587             428
Unguaranteed residual....................................         1,028              87
Unearned lease income....................................        (6,385)         (4,695)
Unearned residual income.................................          (215)            (27)
                                                             ----------      ----------
                                                             $   30,039      $   20,845
                                                             ==========      ==========

         Although the lease terms extend over many years as indicated in the table below, the Company routinely sells the leases it acquires to Lease Equity Appreciation Fund I or Merrill Lynch Equipment Finance, LLC shortly after their origination in accordance with agreements with each party. As a result of these routine sales of leases and the Company's credit evaluation, management concluded that no allowance for possible losses was needed at March 31, 2005 and September 30, 2004. The contractual future minimum lease and note payments and related rental payments expected to be received on direct financing non-cancelable leases, notes receivable and operating leases for each of the five succeeding annual periods ending March 31 and thereafter are as follows (in thousands):

                                           Direct Financing        Notes           Operating
                                               Leases           Receivable           Leases
                                           ----------------     ----------         ---------
2006.....................................   $       4,608       $     871           $    259
2007.....................................           8,311             695                518
2008.....................................           7,399             797                496
2009.....................................           6,089             764                280
2010.....................................           4,934             738                113
Thereafter...............................           3,683           2,495                 39
                                            -------------       ---------           --------
                                            $      35,024       $   6,360           $  1,705
                                            =============       =========           ========

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE - (CONTINUED)

         The following is a summary of the changes in the carrying value of investments in real estate loans and real estate for the periods presented (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                            --------------------------   ---------------------------
                                                                2005          2004          2005            2004
                                                            -----------   ------------   -----------     -----------
Real estate loans, beginning of period....................  $    23,880   $     48,611   $    24,066     $    40,416
   New loan...............................................            -              -             -           8,772
   Additions to existing loans............................          104          1,825         1,240           2,062
   Loan writedowns........................................         (146)             -          (370)              -
   Accretion of discount (net of collection of interest)..          224            421           476             978
   Collection of principal................................         (922)             -        (2,272)              -
   Cost of loans resolved.................................            -         (2,322)            -          (3,693)
                                                            -----------   ------------   -----------     -----------
Real estate loans, end of period..........................       23,140         48,535        23,140          48,535

Real estate ventures......................................       22,092         10,936        22,092          10,936
Real estate owned, net of accumulated depreciation of
   $737 and $493..........................................        4,062         11,805         4,062          11,805
Allowance for possible losses.............................         (770)        (1,673)         (770)         (1,673)
                                                            -----------   ------------   ------------    -----------
Real estate...............................................       25,384         21,068        25,384          21,068
                                                            -----------   ------------   -----------     -----------
Total real estate loans and real estate, end of period....  $    48,524   $     69,603   $    48,524     $    69,603
                                                            ===========   ============   ===========     ===========

         At March 31, 2005 and 2004, the Company held, for its own account, real estate loans with aggregate face values of $58.1 million and $184.6 million, respectively. Amounts receivable, net of senior lien interests, were $42.5 million and $100.6 million at March 31, 2005 and 2004, respectively.

         In determining the Company's allowance for possible losses related to its investments in real estate loans and real estate, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans and real estate. The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues. The Company reduces its investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 7 - INVESTMENTS IN REAL ESTATE LOANS AND REAL ESTATE - (CONTINUED)

         The following is a summary of activity in the allowance for possible losses related to real estate loans and real estate (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                            --------------------------    --------------------------
                                                                2005          2004           2005            2004
                                                            ------------  ------------    -----------    -----------
Balance, beginning of period..............................  $        915  $      1,717    $       989    $     1,417
Provision for possible losses.............................             -           100            150            400
Write-downs...............................................          (145)         (144)          (369)          (144)
                                                            ------------  ------------    -----------    -----------
Balance, end of period....................................  $        770  $      1,673    $       770    $     1,673
                                                            ============  ============    ===========    ===========

NOTE 8 - PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation, depletion and amortization is based on cost, less estimated salvage value, primarily using the unit-of-production or straight-line method over the assets' estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property and equipment are capitalized.

         The Company uses the "successful efforts" method to account for its exploration and production activities. Under this method, costs are accumulated on a pool-by-pool basis with certain exploratory expenditures and exploratory dry holes expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method for each pool based on estimated proved oil and gas reserves.

         The estimated service lives of other property and equipment are as follows:

         Pipelines, processing and compression facilities......... 15-20 years
         Rights-of-way - Appalachia ..............................    20 years
         Rights-of-way - Mid Continent-Velma......................    40 years
         Land, buildings and improvements......................... 10-40 years
         Furniture and equipment..................................   3-7 years
         Other....................................................  3-10 years

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 8 - PROPERTY AND EQUIPMENT - (CONTINUED)

         Property and equipment, net, consists of the following (in thousands):

                                                                                     MARCH 31,          SEPTEMBER 30,
                                                                                       2005                 2004
                                                                                   -------------       --------------
Mineral interests in properties:
    Proved properties..........................................................    $       2,936       $        2,544
    Unproved properties........................................................            1,002                1,002
Wells and related equipment....................................................          213,781              184,046
Pipeline, processing and compression facilities................................          174,251              163,302
Rights-of-way..................................................................           15,107               14,702
Land, buildings and improvements...............................................            8,181                7,394
Support equipment..............................................................            3,193                2,902
Real estate assets - FIN 46....................................................           57,117               60,357
Other..........................................................................            7,930                7,413
                                                                                   -------------       --------------
                                                                                         483,498              443,662
Accumulated depreciation, depletion and amortization:
    Oil and gas properties.....................................................          (73,060)             (63,551)
    Other .....................................................................           (7,426)              (5,919)
                                                                                   -------------       --------------
                                                                                         (80,486)             (69,470)
                                                                                   -------------       --------------
                                                                                   $     403,012       $      374,192
                                                                                   =============       ==============

NOTE 9 - OTHER ASSETS AND INTANGIBLE ASSETS

OTHER ASSETS

         The following table provides information about other assets (in thousands):

                                                                                 MARCH 31,       SEPTEMBER 30,
                                                                                   2005               2004
                                                                               -------------     -------------
Equity investments in structured finance investees.........................    $       9,276     $       9,548
Investment in affiliate - Resource Capital Corp. at cost...................           16,148                 -
Investments in collateralized debt obligations at lower of cost or market..           15,714                 -
Investment in The Bancorp, Inc. common shares, at estimated fair value
    including unrealized gains of $1,602 and $0............................            5,606             4,004
Deferred financing costs, net of accumulated amortization of
   $1,716 and $1,132.......................................................            5,503             4,751
Investment in RAIT Investment Trust, at estimated fair value including
    unrealized gains of $73 and $1,483.....................................              151             3,026
Other......................................................................           11,500            10,290
                                                                               -------------     -------------
                                                                               $      63,898     $      31,619
                                                                               =============     =============

         The Company accounts for its investment in certain structured finance investees using the equity method of accounting because its 50% ownership of the general partner of these entities gives it the ability to exercise significant influence over their operating and financial decisions. The Company's combined general and limited partner interests in these entities range from 13% to 18%.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 9 - OTHER ASSETS AND INTANGIBLE ASSETS - (CONTINUED)

         In March 2005, the Company formed and sponsored Resource Capital Corp. ("RCC"), a real estate investment trust that is managed by the Company. RCC's principal business activity is to purchase and manage a diversified portfolio of real estate related securities and commercial finance assets. The Company purchased 1.0 million shares of RCC common stock and was granted 345,000 shares of RCC restricted common stock and options to purchase 651,666 common shares of RCC at an exercise price of $15.00 per share. As of March 31, 2005, the Company has awarded 279,000 of these restricted shares to certain members of management.

         In December 2004, the shareholders of The Bancorp, Inc. ("TBBK") approved a merger whereby its minority-owned subsidiary, The Bancorp Bank, merged with and into a wholly-owned subsidiary of TBBK. The Company owns 400,428 common shares and 131,581 preferred shares of TBBK. The common shares became publicly traded as a result of the merger. Since December 2004, the Company accounts for its investment in the common shares of TBBK in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment is classified as available-for-sale and, as such, is carried at fair market value based on market quotes. Unrealized gains are reported as a separate component of stockholders' equity. The preferred shares are valued at the lower of cost or market.

         Deferred financing costs are amortized over the terms of the related loans.

         The Company accounts for its investment in RAIT Investment Trust ("RAIT") in accordance with SFAS 115. This investment is classified as available-for-sale and, as such, is carried at fair market value based on market quotes. Unrealized gains are reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

INTANGIBLE ASSETS, NET

         Partnership management and operating contracts and the Company's equipment leasing operating system, or leasing platform, were acquired through acquisitions recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method over their respective estimated lives, ranging from five to thirteen years. The leasing platform is amortized on the straight-line method over seven years. Amortization expense for the six months ended March 31, 2005 and 2004 was $490,000 and $543,000, respectively. The following table provides information about intangible assets (in thousands):

                                                                                 MARCH 31,        SEPTEMBER 30,
                                                                                   2005               2004
                                                                               -------------      -------------
Partnership management and operating contracts.............................    $      14,343       $    14,343
Leasing platform...........................................................              918               918
                                                                               -------------       -----------
                                                                                      15,261            15,261
Accumulated amortization...................................................           (8,318)           (7,828)
                                                                               -------------       -----------
                                                                               $       6,943       $     7,433
                                                                               =============       ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 9 - OTHER ASSETS AND INTANGIBLE ASSETS - (CONTINUED)

INTANGIBLE ASSETS, NET

         The aggregate estimated annual amortization expense of intangible assets over the next five years is as follows (in thousands):

                      2006.....................................    $  953
                      2007.....................................       902
                      2008.....................................       857
                      2009.....................................       793
                      2010.....................................       735

NOTE 10 - REAL ESTATE RENTAL PROPERTIES

         The following table provides leasing information about rental properties owned by the Company or real estate entities consolidated under FIN 46-R (in thousands):

                                                MARCH 31,         SEPTEMBER 30,
                                                  2005                2004
                                              -------------       ------------
Land.......................................   $       3,199       $     3,368
Leasehold interest.........................           4,800             4,800
Retail buildings...........................           3,850             3,854
Office building............................           3,877             3,853
Apartment buildings........................          36,136            39,295
Hotel......................................          10,055             9,987
                                              -------------       -----------
                                                     61,917            65,157
Less accumulated depreciation..............          (2,788)           (2,135)
                                              -------------       -----------
                                              $      59,129       $    63,022
                                              =============       ===========

         Minimum future rental income under non-cancelable operating leases associated with real estate rental properties that have terms in excess of one year for each of the five succeeding years ended March 31, are as follows: 2006
- $1.2 million; 2007 - $1.1 million; 2008 - $991,000; 2009 - $929,000 and 2010 -
$579,000.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 11 - ASSET RETIREMENT OBLIGATIONS

         The Company accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, "Accounting for Asset Retirement Obligations." The following table reconciles the Company's liability for well plugging and abandonment costs (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                              -----------------------      ------------------------
                                                                2005           2004          2005            2004
                                                              ---------     ---------      ---------      ---------
Asset retirement obligations, beginning of period.........    $   5,618     $   3,180      $   4,888      $   3,131
Liabilities incurred......................................        1,008            71          1,658            101
Liabilities settled.......................................          (28)          (15)           (32)           (43)
Revision in estimates.....................................            -            83              -             83
Accretion expense.........................................          109            52            193             99
                                                              ---------     ---------      ---------      ---------
Asset retirement obligations, end of period...............    $   6,707     $   3,371      $   6,707      $   3,371
                                                              =========     =========      =========      =========

         The above accretion expense is included in depreciation, depletion and amortization in the Company's consolidated statements of income and the asset retirement obligation liabilities are included in deferred revenue and other liabilities in the Company's consolidated balance sheets.

NOTE 12 - DEBT

         Total debt consists of the following (in thousands):

                                                                                MARCH 31,         SEPTEMBER 30,
                                                                                  2005                2004
                                                                              -------------       ------------
Energy:
    Revolving credit facilities...........................................    $      60,000       $    25,000
    Term loan.............................................................           43,690            60,000
Real estate:
    Mortgage loans on real estate - FIN 46................................           20,402            23,639
Equipment leasing:
    Revolving credit facilities...........................................           30,978            18,083
Other debt................................................................              393             2,612
                                                                              -------------       -----------
    Total debt............................................................          155,463           129,334
Less current revolving credit facilities - equipment leasing..............           30,978             8,487
Less current maturities...................................................            3,449             6,151
                                                                              -------------       -----------
Long-term debt...........................................................     $     121,036       $   114,696
                                                                              =============       ===========

         Annual debt principal payments over the next five years ending March 31 are as follows (in thousands):

                      2006...................    $  34,427
                      2007...................       53,898
                      2008...................        3,029
                      2009...................       13,011
                      2010...................       48,969

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related parties. For a more detailed description of these transactions, see the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004, at Note 5 of the "Notes to Consolidated Financial Statements."

         Relationship with Equipment Leasing Partnerships. In the three and six months ended March 31, 2005 and 2004, the Company received fees from equipment leasing partnerships in which it was the general partner of $1.2 million and $612,000, respectively, and $1.7 million and $1.2 million, respectively.

         Relationship with Real Estate Investment Partnerships. In the three and six months ended March 31, 2005 and 2004, the Company received fees from real estate investment partnerships in which it was the general partner of $797,000 and $197,000, respectively, and $1.4 million and $731,000, respectively.

         Relationships with Trapeza and Structured Finance Fund ("SFF") Partnerships. In the three and six months ended March 31, 2005 and 2004, the Company received fees from Trapeza and SFF partnerships in which it was the general partner of $2.2 million and $628,000, respectively, and $4.2 million and $2.2 million, respectively.

         Relationship with RCC. In the three months and six months ended March 31, 2005, the Company received management fees and net equity compensation revenue of $208,000 and $149,000, respectively, from RCC formed in March 2005. The Company is the external manager of this newly-formed real estate investment trust (see Note 9).

         Other Relationships. In October 2003, the Company paid $200,000 to Messrs. S. Schaeffer, D. Cohen and E. Cohen to reimburse them (without interest) for costs that they had incurred in assuming title to a property in 1998, facilitating the Company's maintenance of control of the property at that time.

         In October 2003, the asset of an entity that is consolidated on the Company's financial statements (as a result of the application of FIN 46-R) and that underlies one of the Company's loans was sold to an entity of which D. Cohen is a shareholder. The buyer was the highest bidder for the property. The Company received $6.6 million in cash and recognized a gain of $78,000. Prior to such sale, the FIN 46 entity's asset had been owned by a partnership in which Messrs. E. Cohen, D. Cohen and Mrs. B. Cohen were limited partners.

         In December 2003, RAIT provided the Company a standby commitment to provide $10.0 million in bridge financing in connection with the retirement of the Company's senior debt. RAIT received a $100,000 facilitation fee from the Company in connection with providing this standby commitment. During January 2004, the Company borrowed and subsequently repaid the $10.0 million from RAIT.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 14 - DERIVATIVE INSTRUMENTS

         Atlas Pipeline enters into certain financial swap and option instruments that are classified as cash flow hedges in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activity." Atlas Pipeline entered into these instruments to hedge the forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, natural gas liquids and condensate is sold. Under these swap agreements, Atlas Pipeline receives a fixed price and pays a floating price based on certain indices for the relevant contract period. The options fix the price for Atlas Pipeline within the puts purchased and calls sold.

         Atlas Pipeline formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas Pipeline assesses, both at the inception of the hedges and on an ongoing basis, whether the derivatives are effective in offsetting changes in the forecasted cash flow of hedged items. If it is determined that a derivative is not effective as a hedge or it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying commodity, Atlas Pipeline will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

         Derivatives are recorded on the consolidated balance sheets as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in stockholders' equity as accumulated other comprehensive income (loss) and reclassified to earnings as such transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized in earnings as they occur. At March 31, 2005, Atlas Pipeline reflected a net hedging liability on its balance sheet of $10.8 million. Of the Company's $1.7 million accumulated other comprehensive loss related to unrealized hedging losses at March 31, 2005, $1.1 million of losses will be reclassified to earnings over the next twelve month period as these contracts expire, and $600,000 will be classified in later periods if the fair values of the instruments remain constant. Actual amounts that will be reclassified will vary as a result of future changes in prices. Ineffective gains and losses are recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Atlas Pipeline recognized a loss of $669,000 and $645,000 related to these hedging instruments for the three and six months ended March 31, 2005, respectively. A loss of $224,000 and a hedging gain of $216,000 resulting from ineffective hedges are included in energy revenues for the three and six months ended March 31, 2005, respectively.

         A portion of Atlas Pipeline's future natural gas sales is periodically hedged through the use of swap and collar contracts. Realized gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to energy revenues.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 14 - DERIVATIVE INSTRUMENTS - (CONTINUED)

         As of March 31, 2005, Atlas Pipeline had the following natural gas, NGLs and crude oil volumes hedged:

NATURAL GAS BASIS SWAPS - PRICE SWAPS

                                                                             Average           Fair Value
  Production                                             Volumes           Fixed Price        Liability (3)
  ----------                                             -------           -----------       --------------
                                                        (mmbtu)(1)         (per mmbtu)       (in thousands)
              2006                                          990,000          $  (0.500)         $       156
                                                                                                ===========

NATURAL GAS LIQUIDS FIXED - PRICE SWAPS
                                                                             Average           Fair Value
  Production                                             Volumes           Fixed Price        Liability (2)
  ----------                                             -------           -----------       --------------
                                                        (gallons)         (per gallon)       (in thousands)
              2006                                       15,966,000           $  0.585          $    (5,453)
              2007                                        4,536,000              0.574               (1,581)
                                                                                                -----------
                                                                                                $    (7,034)
                                                                                                ===========

NATURAL GAS FIXED - PRICE SWAPS
                                                                             Average           Fair Value
  Production                                             Volumes           Fixed Price        Liability (2)
  ----------                                             -------           -----------        -------------
                                                        (mmbtu)(1)         (per mmbtu)       (in thousands)
              2006                                        1,110,000           $  6.203          $    (2,077)
              2007                                          300,000              5.905                 (426)
                                                                                                -----------
                                                                                                $    (2,503)
                                                                                                ===========

CRUDE OIL FIXED - PRICE SWAPS
                                                                             Average           Fair Value
  Production                                              Volumes          Fixed Price         Liability (3)
  ----------                                              -------          -----------        -------------
                                                         (barrels)         (per barrel)      (in thousands)
              2006                                            9,000           $ 40.958          $      (136)
              2007                                           21,000             40.818                 (295)
                                                                                                -----------
                                                                                                $      (431)
                                                                                                ===========

CRUDE OIL OPTIONS
                                                                             Average           Fair Value
  Production                        Option Type           Volumes          Strike Price        Liability (3)
  ----------                        -----------           -------          ------------       -------------
                                                         (barrels)         (per barrel)      (in thousands)
              2006               Puts purchased              45,000           $  30.00          $         -
              2006               Calls sold                  45,000              34.25               (1,007)
                                                                                                -----------
                                                                                                $    (1,007)
                                                                                                ===========
                                                                          Total liability       $   (10,819)
                                                                                                ===========

-------------
(1) mmbtu means million British Thermal Units.
(2) Fair value based on Atlas Pipeline's internal model which forecasts forward NGL prices as a function of forward NYMEX natural gas and light crude prices.
(3) Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 15 - OTHER INCOME, NET

         The Company's other income consists of the following (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                             ------------------------     -------------------------
                                                                2005          2004           2005           2004
                                                             ----------    ----------     ----------     ----------
Settlement of Alaska Pipeline arbitration, net of
    termination expenses..................................   $     (136)   $        -     $    4,310     $        -
Settlement of claim against directors' and officers'
    liability insurance carrier...........................            -             -          1,400              -
Gains on sales of RAIT shares.............................            -         2,986          1,459          5,494
Dividend income from RAIT.................................            5           267              8            671
Loss on early extinguishment of debt......................            -          (428)             -         (1,955)
Interest income...........................................          474            97            786            268
Other.....................................................         (293)          318           (168)           633
                                                             ----------    ----------     ----------     ----------
                                                             $       50    $    3,240     $    7,795     $    5,111
                                                             ==========    ==========     ==========     ==========

NOTE 16 - DISCONTINUED OPERATIONS

         The assets and liabilities of five and seven real estate entities as of March 31, 2005 and 2004, respectively, that are consolidated under the provisions of FIN 46-R, and include two real estate properties owned have been classified as held for sale based on the Company's intent to sell its interests in the properties and in the VIE's real estate loans underlying assets and liabilities included in the Company's consolidated financial statements.

         Summarized operating results of the Company's entities held for sale are as follows (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                             ------------------------     -------------------------
                                                                2005          2004           2005           2004
                                                             -----------   ----------     ----------     ----------
Income from discontinued operations before
    income taxes..........................................   $      439    $      (45)    $      823     $     (736)
Loss on disposal..........................................            -        (1,835)          (280)        (1,835)
Income tax (provision) benefit............................         (154)          658           (190)           900
                                                             -----------   ----------     ----------     ----------
Income (loss) from discontinued operations................   $      285    $   (1,222)    $      353     $   (1,671)
                                                             ==========    ==========     ==========     ==========

         In September 1999, the Company adopted a plan to discontinue its residential mortgage lending business, Fidelity Mortgage Funding, Inc. ("FMF"). The business was disposed of in November 2000. Accordingly, FMF has been reported as a discontinued operation.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 16 - DISCONTINUED OPERATIONS - (CONTINUED)

         The estimated loss on the disposal of FMF was originally $275,000 (net of tax of $148,000) including anticipated operating losses after the date of disposal. Upon final resolution of certain lease obligations associated with FMF, the Company had recognized a gain on disposal in the three months ended March 31, 2004. Summarized results of FMF are as follows (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                             -------------------------    -------------------------
                                                                2005          2004           2005           2004
                                                             ----------    -----------    ----------     ----------
Gain on disposal..........................................   $        -    $      602     $        -     $      602
Income tax provision......................................            -          (210)             -           (210)
                                                             ----------    -----------    ----------     ----------
Income from discontinued operations.......................   $        -    $      392     $        -     $      392
                                                             ==========    ==========     ==========     ==========

         Summarized results of discontinued real estate and FMF operations are as follows (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                             ------------------------     -------------------------
                                                                2005          2004           2005           2004
                                                             ----------    ----------     ----------     ----------
Income from discontinued operations, net of
    tax of $(154), $16, $(288) and $258...................   $      285    $      (29)    $      535     $     (478)
Loss on disposal, net of tax of $0, $432, $98 and $432....            -          (801)          (182)          (801)
                                                             ----------    ----------     ----------     ----------
Income (loss) from discontinued operations................   $      285    $     (830)    $      353     $   (1,279)
                                                             ==========    ==========     ==========     ==========

NOTE 17 -ACQUISITION OF SPECTRUM

         On July 16, 2004, Atlas Pipeline acquired Spectrum Field Services, Inc. ("Spectrum," "APLMC" or Mid-Continent-Velma"), for approximately $143.0 million, including transaction costs and the payment of taxes due as a result of the transaction. Spectrum's principal assets include 1,900 miles of natural gas pipelines and a natural gas processing facility in Velma, Oklahoma.

         The acquisition was accounted for using the purchase method of accounting under SFAS 141, "Business Combinations." The following table presents the allocation of the purchase price, including professional fees and other related acquisition costs to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition (in thousands):

         Cash and cash equivalents...........................  $       803
         Accounts receivable.................................       18,505
         Prepaid expenses....................................          649
         Property, plant and equipment.......................      140,780
         Other long-term assets..............................        1,054
                                                               -----------
           Total assets acquired.............................      161,791
                                                               -----------
         Accounts payable and accrued liabilities............      (17,153)
         Hedging liabilities.................................       (1,519)
         Long-term debt......................................         (164)
                                                               -----------
           Total liabilities assumed.........................      (18,836)
                                                               -----------
             Net assets acquired.............................  $   142,955
                                                               ===========

         Atlas Pipeline is in the process of evaluating certain estimates made in the purchase price and related allocations; accordingly, the purchase price and allocation are both subject to adjustment.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 17 -ACQUISITION OF SPECTRUM - (CONTINUED)

         The following summarized unaudited pro forma consolidated income statement information for the three months and six months ended March 31, 2004 assumes that the acquisition of Spectrum occurred as of October 1, 2003. The Company has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred for the three months and six months ended March 31, 2004 had the acquisition been completed on October 1, 2003 or the results that will be attained in the future. The amounts presented below are in thousands, except per share amounts:

                                                                                  THREE MONTHS ENDED
                                                                                    MARCH 31, 2004
                                                                    --------------------------------------------
                                                                                      PRO FORMA          PRO
                                                                    AS REPORTED       ADJUSTMENTS       FORMA
                                                                    -----------       -----------     ----------
Revenues.......................................................     $    50,746       $    27,202     $   77,948
Net income.....................................................     $     6,162       $      (287)    $    5,875
Net income per common share - basic............................     $      0.35       $     (0.02)    $     0.33
Weighted average common shares outstanding.....................          17,374                 -         17,374
Net income per common share - diluted..........................     $      0.34       $     (0.02)    $     0.32
Weighted average common shares outstanding.....................          18,153                 -         18,153

                                                                                   SIX MONTHS ENDED
                                                                                    MARCH 31, 2004
                                                                    --------------------------------------------
                                                                                      PRO FORMA          PRO
                                                                    AS REPORTED       ADJUSTMENTS       FORMA
                                                                    -----------       -----------     ----------
Revenues.......................................................     $    92,964       $    49,736     $  142,700
Net income.....................................................     $     9,505       $      (752)    $    8,753
Net income per common share - basic............................     $      0.55       $     (0.04)    $     0.51
Weighted average common shares outstanding.....................          17,364                 -         17,364
Net income per common share - diluted..........................     $      0.53       $     (0.04)    $     0.49
Weighted average common shares outstanding.....................          18,052                 -         18,052

         Significant pro forma adjustments include revenues and costs and expenses for the period prior to Atlas Pipeline's acquisition, interest and depreciation expenses and the elimination of income taxes.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 18 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION

         The Company's operations include seven reportable operating segments that reflect the way the Company manages its operations and makes business decisions. In addition to reportable operating segments, certain other activities are reported in the "Other energy" and "All other" categories. The Company does not allocate income taxes to its operating segments. Summarized operating segment data are as follows:

THREE MONTHS ENDED MARCH 31, 2005 (in thousands):

                                                                                                              Other
                            Revenues from                                Depreciation,                     significant
                               external       Interest       Interest    depletion and      Segment          items:
                              customers        income        expense      amortization   profit (loss)   segment assets
                              ---------        ------        -------      ------------   -------------   --------------
Well drilling............       $ 41,451      $       -     $       -      $        -      $    4,892      $    9,263
Production and
   exploration...........         13,959              -             -           3,114           8,393         194,287
Natural gas and liquids..         42,334             11             5             988           2,852         163,160
Transportation and
   compression...........          1,407             65             -             573            (165)         37,710
Other energy(a)..........          2,350              6         1,618             106          (2,665)         47,014
Real estate..............          4,981              -           237             447          (1,577)        151,691
Equipment leasing .......          3,384              -           363             206             114          53,944
Structured finance.......          4,730              -             -              15           1,238          24,623
All other(a).............              -            392             -              12             530         122,082
Eliminations.............              -              -             -               -               -               -
                                --------      ---------     ---------      ----------      ----------      ----------
Totals...................       $114,596      $     474     $   2,223      $    5,461      $   13,612      $  803,774
                                ========      =========     =========      ==========      ==========      ==========

THREE MONTHS ENDED MARCH 31, 2004 (in thousands):

                                                                                                              Other
                            Revenues from                                Depreciation,                     significant
                               external       Interest       Interest    depletion and      Segment          items:
                              customers        income        expense      amortization   profit (loss)   segment assets
                              ---------        ------        -------      ------------   -------------   --------------
Well drilling............       $ 26,248      $       -     $       -      $        -      $    3,007      $    7,725
Production and
   Exploration...........         11,799              -             -           2,513           5,847         150,683
Natural gas and liquids..              -              -             -               -               -               -
Transportation and
   compression...........          1,579             17             -             518             200          32,605
Other energy(a)..........          2,123              3           473             503          (1,341)         36,518
Real estate..............          4,992             31           601             498             972         242,051
Equipment leasing........          2,084              8           275             109          (1,171)         21,817
Structured finance.......          1,921              -             -               -           1,684          10,341
All other(a).............              -            100           188               -           1,308          39,418
Eliminations.............              -            (62)          (62)              -               -               -
                                --------      ---------     ---------      ----------      ----------      ----------
Totals...................       $ 50,746      $      97     $   1,475      $    4,141      $   10,506      $  541,158
                                ========      =========     =========      ==========      ==========      ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 18 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION - (CONTINUED)

SIX MONTHS ENDED MARCH 31, 2005 (in thousands):

                                                                                                              Other
                             Revenues from                               Depreciation,                     significant
                                external       Interest      Interest    depletion and      Segment          items:
                               customers        income       expense      amortization   profit (loss)   segment assets
                               ---------        ------       -------      ------------   -------------   --------------
Well drilling............       $ 72,009      $       -     $       -      $        -      $    8,570      $    9,263
Production and
   exploration...........         28,618              -             -           5,918          18,506         194,287
Natural gas and liquids..         84,395             37            13           3,150           6,500         163,160
Transportation and
   compression...........          3,128            289             -           1,118             (95)         37,710
Other energy(a)..........          4,598           (131)        3,300             467          (6,280)         47,014
Real estate..............          9,179              -           574             890          (1,484)        151,691
Equipment leasing .......          5,975              -           699             383              74          53,944
Structured finance.......          6,024              -             -              28           2,028          24,623
All other(a).............              -            591             -              12           1,578         122,082
Eliminations.............              -              -             -               -               -               -
                                --------      ---------     ---------      ----------      ----------      ----------
Totals...................       $213,926      $     786     $   4,586      $   11,966      $   29,397      $  803,774
                                ========      =========     =========      ==========      ==========      ==========

SIX MONTHS ENDED MARCH 31, 2004 (in thousands):

                                                                                                              Other
                             Revenues from                               Depreciation,                     significant
                                external       Interest      Interest    depletion and      Segment          items:
                               customers        income       expense      amortization   profit (loss)   segment assets
                               ---------        ------       -------      ------------   -------------   --------------
Well drilling............       $ 48,207      $       -     $       -      $        -      $    5,505      $    7,725
Production and
   exploration...........         21,995              -             -           4,723          12,031         150,683
Natural gas and liquids..              -              -             -               -               -               -
Transportation and
   compression...........          3,178             37             -           1,023             (90)         32,605
Other energy(a)..........          4,060             22           960           1,033          (2,205)         36,518
Real estate..............          8,936             64         1,484             907             630         242,051
Equipment leasing........          3,708             34           607             178          (1,469)         21,817
Structured finance.......          2,880              -             -               -           2,430          10,341
All other(a).............              -            218         1,589               -            (493)         39,418
Eliminations.............              -           (107)         (107)              -               -               -
                                --------      ---------     ---------      ----------      ----------      ----------
Totals...................       $ 92,964      $     268     $   4,533      $    7,864      $   16,339      $  541,158
                                ========      =========     =========      ==========      ==========      ==========

---------------
(a) Includes revenues and expenses from the Company's well services business which does not meet the quantitative threshold for reporting segment information and general corporate expenses not allocable to any particular segment.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 18 - OPERATING SEGMENT AND MAJOR CUSTOMER INFORMATION - (CONTINUED)

         Segment profit (loss) represents income from continuing operations.

         The Company's natural gas and NGLs are sold under contract to various purchasers. For the six months ended March 31, 2005, sales to one of Atlas Pipeline's purchasers accounted for 17% of the Company's energy revenues. No other operating segments had revenues from a single customer which exceeded 10% of total revenues.

NOTE 19 - SETTLEMENT OF ALASKA PIPELINE COMPANY ARBITRATION

         In September 2003, Atlas Pipeline entered into an agreement with SEMCO Energy, Inc. to purchase all of the stock of Alaska Pipeline Company ("APC"). In order to complete the acquisition, Atlas Pipeline needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004, it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent Atlas Pipeline a notice purporting to terminate the transaction. Atlas Pipeline pursued its remedies under the acquisition agreement. In connection with the acquisition, subsequent termination, and settlement of the legal action, Atlas Pipeline incurred costs of approximately $1.2 million in the six months ended March 31, 2005 which were included in other income on the Company's consolidated statements of income. Atlas Pipeline also incurred $3.0 million of costs in the year ended September 30, 2004. On December 30, 2004, Atlas Pipeline entered into an agreement with SEMCO settling all issues and matters related to SEMCO's termination of the sale of APC to Atlas Pipeline and SEMCO paid Atlas Pipeline $5.5 million which was also included in other income.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

         In connection with the Company's sale on August 1, 2000 of its former leasing subsidiary, Fidelity Leasing, Inc. and its subsidiary, JLA Credit Corporation, the Company has been advised in April 2005 by the successor in interest to the purchaser that the State of California has asserted a claim for sales taxes, plus interest, of $4.0 million relating to JLA's operations for the period from October 1996 through July 2000. Fidelity Leasing acquired JLA in February 1999. The successor has asserted that payments, if any, with respect to such claim are covered under indemnification provisions of the agreement of sale. The Company believes it has meritorious defenses to any such indemnification claim, as well as cross claims against the entities and persons from whom it acquired JLA for that portion of any sales tax claim made by the State of California relating to periods before the Company acquired JLA. The Company also believes that JLA likely has meritorious defenses to the sales tax claim purportedly being made by the State of California.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 21 - SUBSEQUENT EVENTS

ELK CITY ACQUISITION

         On April 14, 2005, Atlas Pipeline acquired all of the outstanding equity interests in ETC Oklahoma Pipeline, Ltd. ("Elk City"), a Texas limited partnership, for $194.4 million including related transaction costs. Elk City's principal assets include 318 miles of natural gas pipelines located in the Anadarko Basin in western Oklahoma, a natural gas processing facility in Elk City, Oklahoma, and a gas treatment facility in Prentiss, Oklahoma.

         The acquisition will be accounted for using the purchase method of accounting under SFAS 141. The following table presents the preliminary allocation of the purchase price, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition (in thousands):

Accounts receivable..........................................  $     3,837
Other current assets.........................................        1,237
Property, plant and equipment................................      193,121
                                                               -----------
  Total assets acquired......................................      198,195
Accounts payable and accrued liabilities.....................       (3,770)
                                                               -----------
  Total liabilities assumed..................................       (3,770)
                                                               -----------
    Net assets acquired......................................  $   194,425
                                                               ===========

         The purchase price is subject to post-closing adjustments based, among other things, on gas imbalances, certain prepaid expenses, capital expenditures, and title defects, if any. In addition, Atlas Pipeline is in the process of evaluating certain estimates made in the purchase price and related allocations; accordingly, the purchase price and allocation are both subject to adjustment.

CREDIT FACILITY

         On April 14, 2005, Atlas Pipeline entered into a new $270.0 million credit facility which replaced its existing $135.0 million facility. Wachovia Capital Markets, LLC and Bank of America Securities LLC are co-lead arrangers for this facility. The bank group consists of the twelve banks that participated in the prior credit facility plus five new participants. The five year facility is comprised of a $225.0 million revolving line of credit and a $45.0 million five year term loan. Atlas Pipeline immediately drew down $249.5 million to refinance the existing $53.8 million outstanding on the prior $135.0 million facility and to finance the acquisition of Elk City. The credit facility requires Atlas Pipeline to maintain a specified interest coverage ratio, a specified ratio of funded debt to earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"), adjusted as provided in the credit facility and a specified ratio of senior secured debt to such adjusted EBITDA.

SPIN-OFF OF ATLAS AMERICA, INC.

         In May 2005, the Company received the rulings it requested from the Internal Revenue Service in connection with the distribution of its remaining
10.7 million shares of Atlas America to the Company's stockholders. The effect of the rulings is that, among other things, the distribution will be tax-free for U.S. federal income tax purposes to the Company and its stockholders. According to the terms of the spin-off, each stockholder of the Company will receive a tax-free dividend of approximately 0.6 shares of Atlas America for each share of Company common stock owned. The Company intends to complete the distribution by the close of its June 30, 2005 fiscal quarter. Although the distribution itself will be entirely tax-free to recipients, the consequent deconsolidation of the Company and Atlas America may result in some tax liability to Atlas America arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

         WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES" "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1, UNDER THE CAPTION "RISK FACTORS", IN OUR ANNUAL REPORT ON FORM 10-K FOR FISCAL 2004. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW OF THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

         For the three and six months ended March 31, 2005, our results reflect the continued dominant position of our energy operations. However, the initiatives we began in fiscal 2003 and continue in fiscal 2004 and 2005 to expand our specialized asset management business in preparation for the spin-off of Atlas America, Inc., our energy business, resulted in material revenue growth for certain of those operations. We intend to spin-off Atlas America in our third fiscal quarter ending June 30, 2005. After the spin-off, we will no longer consolidate Atlas America's financial statements with ours and, as a result, our assets, revenues and stockholders' equity will be substantially reduced. Although the distribution itself will be entirely tax-free to recipients, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries.

         During the three and six months ended March 31, 2005, we continued to build our specialized asset management business focusing on the structured finance, equipment leasing and real estate businesses that we will retain following the planned spin-off of Atlas America. In structured finance, we increased the amount of assets we managed for issuers of collateralized debt obligations, or CDOs, by $335.0 million through our sponsorship of Trapeza CDO
VII. In addition, we formed a wholly-owned subsidiary, Ischus Capital Management LLC ("Ischus"), focusing on selecting, investing in and managing primarily real estate-related asset-backed securities ("ABS"). In December 2004, we closed our first Ischus CDO which, as of March 31, 2005, had approximately $400.0 million in ABS collateral. We also formed Apidos Capital Management, LLC ("Apidos") to focus on selecting, investing in and managing syndicated loans. In addition, we formed Resource Capital Corp. ("RCC"), a real estate investment trust, that is externally managed by Resource Capital Manager, Inc. ("RCM"), an indirect wholly-owned subsidiary. RCC's principal business activity is to purchase and manage a diversified portfolio of real estate-related securities and commercial finance assets. As a result of these initiatives, our structured finance revenues increased by $2.8 million (146%) to $4.7 million and by $3.1 million (109%) to $6.0 million in the three months and six months ended March 31, 2005, respectively, from $1.9 million and $2.9 million in the three and six months ended March 31, 2004, respectively.

         In equipment leasing, the amount of assets we managed for investors in the investment partnerships we sponsored and on behalf of Merrill Lynch through a multi-year alliance, increased $88.5 million (54%) to an aggregate of $253.3 million at March 31, 2005 from $164.8 million at September 30, 2004. The growth was principally due to portfolio acquisitions, new vendor programs and expansion of our sales staff.

         In real estate, we increased the amount of assets we managed on behalf of the investment limited partnerships we sponsored to $143.2 million at March 31, 2005 from $86.5 million at March 31, 2004. As part of our strategic plan, we are continuing to resolve our real estate loan portfolio through sales and loan resolutions. In the twelve months ended March 31, 2005, we resolved loans with a book value of $25.2 million, realizing $25.6 million in net proceeds. In addition, we refinanced the first mortgage on a property accounted for by us as a FIN 46 asset and received net proceeds of $8.6 million. As a result, the loans and real estate assets in our loan portfolios, principally outstanding loan receivables, decreased from $454.4 million at March 31, 2004 to $330.7 million at March 31, 2005.

         The following is an analysis and discussion of the results of our energy, real estate, equipment leasing and structured finance operations and our costs and expenses and other income (expense).

RESULTS OF OPERATIONS: ENERGY

         The following table sets forth information relating to revenues recognized and costs and expenses incurred (in thousands):

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     MARCH 31,                    MARCH 31,
                                                            ------------------------     -------------------------
                                                               2005          2004           2005           2004
                                                            ----------    ----------     ----------     ----------
Revenues:
    Well drilling........................................   $   41,451    $   26,248     $   72,009     $   48,207
    Gas and oil production and exploration...............       13,959        11,799         28,618         21,995
    Gathering, transmission and processing...............       43,741         1,579         87,523          3,178
    Well services........................................        2,350         2,123          4,598          4,060
                                                            ----------    ----------     ----------     ----------
                                                            $  101,501    $   41,749     $  192,748     $   77,440
                                                            ==========    ==========     ==========     ==========

Costs and expenses:
    Well drilling........................................   $   36,044    $   22,824     $   62,617     $   41,919
    Gas and oil production and exploration...............        2,413         3,323          4,215          5,008
    Gathering, transmission and processing...............       37,462           620         73,142          1,216
    Well services........................................        1,316         1,021          2,507          2,062
    Non-direct...........................................        1,739         1,247          3,612          2,156
                                                            ----------    ----------     ----------     ----------
                                                            $   78,974    $   29,035     $  146,093     $   52,361
                                                            ==========    ==========     ==========     ==========

WELL DRILLING

         Our well drilling revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for drilling investment partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs, gross profit margins and number of net wells drilled during the periods indicated (dollars in thousands):

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  MARCH 31,                     MARCH 31,
                                                         -------------------------      -------------------------
                                                            2005            2004          2005             2004
                                                         ----------      ---------      ---------       ---------
Average drilling revenue per well....................... $      200      $     167      $     210       $     180
Average drilling cost per well..........................        174            145            183             156
                                                         ----------      ---------      ---------       ---------
Average drilling gross profit per well.................. $       26      $      22      $      27       $      24
                                                         ==========      =========      =========       =========
Gross profit margin..................................... $    5,407      $   3,424      $   9,392       $   6,288
                                                         ==========      =========      =========       =========
Gross margin percent....................................         13%            13%            13%             13%
                                                         ==========      =========      =========       =========
Net wells drilled.......................................        207            157            343             268
                                                         ==========      =========      =========       =========

         Our well drilling gross margin was $5.4 million and $9.4 million in the three months and six months ended March 31, 2005, respectively, an increase of $2.0 million (58%) and $3.1 million (49%) from $3.4 million and $6.3 million in the three and six months ended March 31, 2004, respectively. In the three months ended March 31, 2005, the increase of $2.0 million in gross margin was attributable to an increase in the number of wells drilled ($1.3 million) and an increase in the gross profit per well ($677,000). In the six months ended March 31, 2005, the increase of $3.1 million was attributable to an increase in the number of wells drilled ($1.0 million) and an increase in the gross profit per well ($2.1 million). Since our drilling contracts are on a "cost plus" basis (typically cost plus 15%), an increase in our average cost per well also results in an increase in our average revenue per well. The increase in our average cost per well in the three and six months ended March 31, 2005 resulted from an increase in the cost of tangible equipment used in the wells. In addition, it should be noted that "Liabilities associated with drilling contracts" on our consolidated balance sheets includes $17.1 million of funds raised in our drilling investment programs in late fiscal 2004 and in the three months ended December 31, 2004 that had not been applied to drill wells as of March 31, 2005 due to the timing of drilling operations, and thus had not been recognized as well drilling revenue. We expect to recognize this amount as revenue in the remainder of fiscal 2005. Because we raised $62.3 million in the first six months of fiscal 2005 as compared to $40.2 million in the six months of fiscal 2004, we anticipate drilling revenues and related costs to be substantially higher in fiscal 2005 than in fiscal 2004.

GAS AND OIL PRODUCTION

         The following table sets forth information relating to our production revenues, production volumes, sales prices, production costs and depletion:

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     MARCH 31,                    MARCH 31,
                                                            ------------------------     -------------------------
                                                               2005          2004           2005           2004
                                                            ----------    ----------     ----------     ----------
Production revenues (in thousands):
    Gas (1)..............................................   $   12,285    $   10,116     $   24,982     $   19,182
    Oil..................................................   $    1,647    $    1,666     $    3,589     $    2,789

Production volume:
    Gas (mcf/day) (1) (3) ...............................       19,315        18,265         19,806         18,875
    Oil (bbls/day).......................................          406           576            427            514
    Total (mcfe/day) (3).................................       21,751        21,721         22,368         21,959

Average sales prices:
    Gas (per mcf) (3)....................................   $     7.07    $     6.09     $     6.93     $     5.55
    Oil (per bbl) (3)....................................   $    45.06    $    31.81     $    46.18     $    29.65

Production costs: (2)
    As a percent of production revenues..................           16%           15%            14%            16%
    Per mcf equivalent unit .............................   $     1.11    $     0.91     $     0.96     $     0.85

Depletion per mcfe: (3)..................................   $     1.36    $     1.24     $     1.29     $     1.15

------------
(1)  Excludes sales of residual gas and sales to landowners.
(2) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.
(3) "Mcf" and "mmcf" means thousand cubic feet and million cubic feet; "mcfe" and "mmcfe" means thousand cubic feet equivalent and million cubic feet equivalent, and "bbls" means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

         Our natural gas revenues were $12.3 million and $25.0 million in the three months and six months ended March 31, 2005, respectively, an increase of $2.2 million (21%) and $5.8 million (30%) from $10.1 million and $19.2 million in the three and six months ended March 31, 2004, respectively. The increases were due to an increase in the average sales price of natural gas of 16% and 25% for the three and six months ended March 31, 2005, respectively, and an increase of 6% and 5% in the volume of natural gas produced in the three and six months ended March 31, 2005, respectively. The $2.2 million increase in gas revenues in the three months ended March 31, 2005 as compared to the prior period consisted of $1.6 million attributable to increases in natural gas sales prices, and $582,000 attributable to increased production volumes. The $5.8 million increase in natural gas revenue in the six months ended March 31, 2005 as compared to the prior year period consisted of $4.7 million attributable to increases in natural gas sales prices, and $1.1 million attributable to increased production volumes.

         Our oil revenues were $1.6 million and $3.6 million, respectively, for the three and six months ended March 31, 2005, a decrease of $19,000 (1%) and an increase of $800,000 (29%), respectively, from $1.7 million and $2.8 million in the three and six months ended March 31, 2004, respectively. The average sales price of oil increased 42% and 56% for the three and six months ended March 31, 2005 as compared to the prior periods. The $19,000 decrease in oil revenues in three months ended March 31, 2005 as compared to the prior year period consisted of $694,000 attributable to increases in sales prices, offset by a $713,000 decrease in production volumes. The $800,000 increase in oil revenues for the six months ended March 31, 2005 as compared to the prior year period consisted of $1.6 million attributable to increases in sales prices offset by $755,000 attributable to decreased production volumes.

         Our production costs were $2.2 million and $3.9 million in the three and six months ended March 31, 2005, respectively, an increase of $382,000 (21%) and $495,000 (14%) from $1.8 million and $3.4 million in the three and six months ended March 31, 2004, respectively. These increases include an increase in insurance expense, material costs related to well workovers and an increase in transportation expenses associated with increased production volumes and natural gas sales prices, as a portion of our wells are charged transportation based on the sales price of the gas transported.

         Our exploration costs were $236,000 and $288,000 in the three and six months ended March 31, 2005, a decrease of $1.3 million (82%), from $1.5 million and $1.6 million in the three and six months ended March 31, 2004. We attribute these decreases to the following: a $907,000 increase in the benefit we receive for our contribution of well sites to our drilling investment partnerships as a result of more wells drilled; dry hole costs decreased $587,000 which were expensed in the prior period, no such costs were incurred in the six months ended March 31, 2005 and partially offset by an increase of $206,000 in the cost of running our land department due to the increase in our drilling activities.

         Our depletion of oil and gas properties as a percentage of oil and gas revenues was 20 % and 19% in the three and six months ended March 31, 2005, respectively, compared to 21% in the three and six months ended March 31, 2004, respectively. Depletion expense per mcfe was $1.36 and $1.29 in the three and six months ended March 31, 2005, respectively, an increase of $.12 (10%) per mcfe and $.14 (12%) per mcfe from $1.24 and $1.15 in the three and six months ended March 31, 2004, respectively. Increases in our depletable basis and production volumes caused depletion expense to increase $240,000 (10%) and $730,000 (15%) to $2.8 million and $5.5 million in the three and six months ended March 31, 2005 compared to $2.5 million and $4.7 million in the three and six months ended March 31, 2004, respectively. The variances from period to period are directly attributable to changes in our oil and gas reserve quantities, product prices and changes in the depletable cost basis of our oil and gas properties.

GATHERING, TRANSMISSION AND PROCESSING

         Our gathering, transmission and processing revenues and related expenses for the three and six months ended March 31, 2005 increased significantly from the prior year periods due to the acquisition of Spectrum on July 16, 2004.

         Revenues increased $42.2 million and $84.3 million to $43.7 million and $87.5 million for the three and six months ended March 31, 2005 from $1.6 million and $3.2 million for the three and six months ended March 31, 2004.

         Expenses increased $36.8 million and $71.9 million to $37.5 million and $73.1 million for the three and six months ended March 31, 2005 from $620,000 and $1.2 million for the three and six months ended March 31, 2004.

WELL SERVICES

         Our well services revenues were $2.3 million and $4.6 million in the three and six months ended March 31, 2005, respectively, an increase of $227,000 (11%) and $538,000 (13%) from $2.1 million and $4.1 million in the three and six months ended March 31, 2004, respectively. The increase resulted from an increase in the number of wells operated for our investment partnerships due to additional wells drilled in the twelve months ended March 31, 2005.

         Our well services expenses were $1.3 million and $2.5 million in the three and six months ended March 31, 2005, respectively, an increase of $295,000 (29%) and $445,000 (22%) from $1.0 million and $2.1 million in the three and six months ended March 31, 2004, respectively. The increases were attributable to an increase in wages, benefits, and field office expenses associated with an increase in employees due to the increase in the number of wells we operate for our investment partnerships.

NON-DIRECT COSTS AND EXPENSES

         Our non-direct expenses were $1.7 million and $3.6 million in the three and six months ended March 31, 2005, respectively, an increase of $492,000 and $1.5 million from $1.2 million and $2.2 million in the three and six months ended March 31, 2004, respectively. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services. These expenses are partially offset by reimbursements we receive from our drilling investment partnerships. The increase of $1.5 million in the six months ended March 31, 2005 as compared to the six months ended March 31, 2004 is attributable principally to the following:

         o non-direct expenses related to our Atlas Pipeline operations were $1.3 million in the six months ended March 31, 2005;
              we acquired Spectrum on July 16, 2004;

         o costs associated with Atlas Pipeline's long-term stock incentive plan were $1.1 million in the six months ended March 31, 2005; there were no such expenses in the prior year similar period;

         These increases in expenses were partially offset by the following:

         o non-direct expense reimbursements from our investment partnerships increased by $209,000 as we continue to increase the number of wells we drill and manage; and

         o net syndication revenues increased $547,000 due to increased credits we received for costs incurred in organizing and offering our partnership investments.

RECENT DEVELOPMENTS

         On April 14, 2005, Atlas Pipeline acquired all of the outstanding equity interests in ETC Oklahoma Pipeline, Ltd., a Texas limited partnership, for $194.4 million including related transaction costs. ETC Oklahoma Pipeline's principal assets include approximately 318 miles of natural gas pipelines located in the Anadarko Basin in western Oklahoma, a natural gas processing facility in Elk City, Oklahoma with total capacity of 130 million cubic feet of gas per day or mmcf/d and a gas treatment facility in Prentiss, Oklahoma, with a total capacity of 100 mmcf/d. Total gas throughput is currently approximately 262 mmcf/d. Total compression horsepower consists of 21,000 hp at six field stations and 12,000 horsepower within the Elk City and Prentiss facilities. The system gathers and processes gas from more than 300 receipt points representing more than fifty producers and delivers that gas into multiple interstate pipeline systems. The acquisition expands Atlas Pipeline's activities in the mid-continent area and provides the potential for further growth in Atlas Pipeline's operations based in Tulsa, Oklahoma.

         To finance the acquisition, Atlas Pipeline entered into a new $270.0 million credit facility which replaces its existing $135.0 million facility. Wachovia Capital Markets, LLC and Bank of America Securities LLC were co-lead arrangers. The bank group consisted of the twelve banks that participated in the prior credit facility, plus five new participants.

RESULTS OF OPERATIONS: REAL ESTATE

         During the three and six months ended March 31, 2005, our real estate operations continued to be affected by three principal trends or events:

         o we continued to selectively resolve the loans in our existing portfolio through repayments, sales, refinancings and restructurings;

         o we sought growth in our real estate business through the sponsorship of real estate investment partnerships in which we are also an investor; and

         o    the adoption of FIN 46-R.

         The principal effects of the first two factors has been to reduce the number of our real estate loans while increasing our interests in real property and, as a result of repayments, sales, refinancings and restructurings, also increasing our cash flow from loan resolutions. The principal effect of the adoption of FIN 46-R has been to consolidate in our financial statements the assets, liabilities, revenues and costs and expenses of a number of borrowers, although not affecting our creditor-debtor legal relationship with these borrowers and not causing these assets and obligations to become our legal assets or obligations.

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     MARCH 31,                    MARCH 31,
                                                            ------------------------     --------------------------
                                                               2005          2004           2005            2004
                                                            ----------    ----------     ----------      ----------
Revenues:
    FIN 46 revenues......................................   $    3,016    $    2,948     $    6,070      $    5,268
    Fee income...........................................          873           197          1,515             731
    Interest.............................................          209           388            401             566
    Accreted loan discount (net of collection of interest)         224           421            476             978
    Gains on resolution of loans, FIN 46 assets and
      ventures...........................................           33           659             83             732
    Equity in earnings of equity investees...............          558           240            464             377
    Rental...............................................           68           139            170             284
                                                            ----------    ----------     ----------      ----------
                                                            $    4,981    $    4,992     $    9,179      $    8,936
                                                            ==========    ==========     ==========      ==========
Costs and expenses:
    Real estate general and administrative...............   $    1,577    $    1,303     $    3,053      $    2,353
    Rental properties....................................            -             8              -              52
    FIN 46 operating expenses............................        1,961         1,562          3,884           3,173
                                                            ----------    ----------     ----------      ----------
                                                            $    3,538    $    2,873     $    6,937      $    5,578
                                                            ==========    ==========     ==========      ==========

Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004

         Revenues decreased $11,000 for the three months ended March 31, 2005 as compared to the prior year period. We attribute the decrease to the following:

         o a $376,000 decrease in interest and accreted discount income (46%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 resulting from the resolution of six loans which decreased interest income by $369,000;

         o a $71,000 decrease in rental income reflecting the sale of a real estate investment during the fourth quarter of fiscal 2004; and

         o a $626,000 decrease in gains on resolution of loans, FIN 46 assets and ventures. In the three months ended December 31, 2004, we sold an investment and recorded an estimated gain of $50,000. In the three months ended March 31, 2005, an additional gain of $33,000 was recognized. In the three months ended March 31, 2004, we resolved one loan with a book value of $2.3 million for $2.1 million recognizing a loss of $182,000. We also received $3.4 million for the sale of our investment in one venture resulting in a gain of $841,000.

         The decrease was partially offset by the following:

         o a $676,000 increase (343%) in fee income. We earned fees for services provided to the real estate investment partnerships which we sponsored relating to the purchase and third party financing of three properties during the three months ended March 31, 2005. These transaction fees totaled $478,000 for the three months ended March 31, 2005. No such fees were earned in the three months ended March 31, 2004. Additionally, we earned management fees for the properties owned by real estate investment partnerships which we sponsored totaling $395,000 for the three months ended March 31, 2005 as compared to $197,000 for the three months ended March 31, 2004. We anticipate earning additional fees from our existing partnerships and any future real estate investment partnerships which we may sponsor; and

         o a $318,000 increase (133%) in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method. The increase was primarily due to the results from one investment which provided $700,000 of the income in the three months ended March 31, 2005; this income was offset by the loss from an equity investment which was converted from a loan during fiscal 2004 and the losses from other equity investments in our real estate investment partnerships made subsequent to March 31, 2004.

         Gain on resolution of loans, FIN 46 assets and other real estate assets (if any) and the amount of fees received (if any) vary by each transaction and, accordingly, there may be significant variations in our gains on resolutions and fee income from period to period.

         Costs and expenses of our real estate operations increased $665,000 (23%) for the three months ended March 31, 2005 as compared to for the three months ended March 31, 2004. We attribute the increase to the following:

         o a $274,000 increase in real estate general and administrative expenses. The increase resulted primarily from the following:

              - a $392,000 increase in wages and benefits as a result of the addition of personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate and to expand our real estate operations through the sponsorship of real estate investment partnerships;

              - a $73,000 increase in sales and marketing expenses (none for the three months ended March 31, 2004) reflecting the efforts of in-house marketing personnel and external wholesale representatives to sell interests in our real estate investment partnerships and an increase in travel costs of $31,000 due to the increased acquisition activity associated with our management of our real estate investment programs;

              - a $13,000 decrease in property management expenses related to real estate investment partnerships; and

              - a $207,000 net decrease in outside services and office expenses.

         o an increase of $399,000 (26%) in FIN 46 operating expenses. We early adopted FIN 46-R on July 1, 2003, which resulted in our consolidating six and seven entities for the three months ended March 31, 2005 and 2004, respectively. The decrease resulted from two of the six entities having lower operating expenses offsetting higher operating expenses for the other four entities for the three months ended March 31, 2005.

Six Months Ended March 31, 2005 as Compared to the Six Months Ended March 31,
2004

         Revenues increased $243,000 (3%) to $9.2 million in the six months ended March 31, 2005 from $8.9 million in the six months ended March 31, 2004. We attribute the increase to the following:

         o an $802,000 increase in FIN 46 revenues for the six months ended March 31, 2005, as compared to the six months ended March 31, 2004. We adopted FIN 46 which resulted in our consolidating six entities as of March 31, 2005 and recording their operations as FIN 46 revenue and expenses. The increase is primarily related to a hotel property in Savannah, Georgia;

         o an $87,000 increase in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. The increase was the result of higher earnings from one of our investments offset by the loss of income from five other investments, including an asset sold during the second quarter of fiscal 2004;

         o a $784,000 increase in fee income for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. We earned fees for services provided to the real estate investment partnerships which we sponsored relating to the purchase and third party financing of four properties in the six months ended March 31, 2005 and one property in the six months ended March 31, 2004. The transaction fees totaled $968,000 for the six months ended March 31, 2005 and $397,000 for the six months ended March 31, 2004. Additionally, we earned management fees for the properties owned by real estate investment partnerships which we sponsored totaling $547,000 for the six months ended March 31, 2005 and $334,000 for the six months ended March 31, 2004.

         The increases were partially offset by the following:

         o a $114,000 decrease in rental income for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004 because of the sale of a real estate investment during the fourth quarter of fiscal 2004;

              o a $667,000 decrease in interest and accreted discount income (43%) resulting from the resolution of five loans since March 31, 2004. The decrease relates principally to one loan resolved during fiscal 2004;

              o a $649,000 decrease in gains on resolutions of loans, FIN 46 assets and real estate assets. In the six months ended March 31, 2004, we resolved three loans having an aggregate book value of $3.7 million for $3.5 million, recognizing losses of $109,000. We also received $3.4 million for the sale of our investment in one venture resulting in a gain of $841,000. In the six months ended March 31, 2005, we resolved one investment having a book value of $917,000 for $1.0 million, recognizing a gain of $83,000.

         Gains on resolutions of loans, FIN 46 assets and other real estate assets (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

         Costs and expenses of our real estate operations were $6.9 million for the six months ended March 31, 2005, an increase of $1.4 million (24%) as compared to the six months ended March 31, 2004.

         We attribute the increase to the following:

         o an increase of $700,000 in real estate general and administrative expenses in the six months ended March 31, 2005, as compared to the six months ended March 31, 2004. The increase resulted primarily from the following:

              - a $620,000 increase in wages and benefits and $127,000 in office expenses as a result of the addition of personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate and to expand our real estate operations through the sponsorship of real estate investment partnerships;

              - a $72,000 increase in both property management expenses related to real estate investment partnerships and $78,000 of travel costs due to the increased acquisition activity associated with managing our real estate investment programs;

              - a $181,000 increase in sales and marketing expenses reflecting the efforts of in-house marketing personnel and external wholesale representatives to sell interests in our real estate investment partnerships;

              - a $377,000 decrease in outside services, primarily legal and consulting.

         o a $52,000 decrease in rental properties expenses for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. These expenses are primarily related to one property upon which we foreclosed during fiscal 2004 and sold at the end of fiscal 2004; and

         o a $711,000 increase in FIN 46 operating expenses for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. We early adopted FIN 46 on July 1, 2003, which resulted in our consolidating six and seven entities for the six months ended March 31, 2005 and 2004, recording their operations as FIN 46 revenues and operating expenses.

RESULTS OF OPERATIONS: EQUIPMENT LEASING

         The following table sets forth certain information related to the type of business in which our equipment lessees engage and the concentration by type of equipment lease under management as of March 31, 2005, as a percentage of our total managed portfolio:

LESSEE BUSINESS                                                  EQUIPMENT UNDER LEASE
---------------                                                  ---------------------
Services                                     53%                 Industrial                                24%
Manufacturing services                       12%                 Medical                                   21%
Retail trade services                        11%                 Computers                                 17%
Wholesaler trade                              6%                 Office equipment                          10%
Transportation / Communication                6%                 Software                                   8%
Finance / Insurance                           4%                 Garment care                               7%
Construction                                  4%                 Communication                              3%
Agriculture                                   2%                 Building systems                           3%
Other                                         2%                 Other                                      7%
                                       --------                                                       -------
                                            100%                                                          100%
                                       ========                                                       =======

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our equipment leasing operations (in thousands):

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     MARCH 31,                    MARCH 31,
                                                            --------------------------   -------------------------
                                                               2005           2004          2005           2004
                                                            ----------     -----------   ----------     ----------
Revenues:
    Lease................................................   $    1,020     $       540   $    1,787     $    1,010
    Asset management fees................................          924             662        1,851          1,401
    Asset acquisition fees...............................        1,329             448        2,074            817
    Other...............................................           111             434          263            480
                                                            ----------     -----------   ----------     ----------
                                                            $    3,384     $     2,084   $    5,975     $    3,708
                                                            ==========     ===========   ==========     ==========

Costs and expenses......................................    $    2,496     $     2,880   $    4,807     $    4,426
                                                            ==========     ===========   ==========     ==========

         The growth in originations and assets under management resulted in total revenues from leasing operations increasing to $3.4 million and $6.0 million for the three and six months ended March 31, 2005, an increase of $1.3 million (62%) and $2.3 million (61%) from $2.1 million and $3.7 million in the three and six months ended March 31, 2004, respectively. Our lease originations for the three and six months ended March 31, 2005 were $79.9 million and $121.7 million, respectively, an increase of $59.9 million (299%) and $74.7 million (159%) from the three and six months ended March 31, 2004, respectively. Our total lease assets under management at March 31, 2005 were $253.3 million, an increase of $164.0 million (184%) from $89.3 million at March 31, 2004. Our leasing origination growth was driven by our March 21, 2005 acquisition of the business and lease portfolio of Allco Enterprises of Lake Oswego, Oregon, new vendor programs and expansion of our sales staff. This growth was facilitated by our relationships with Merrill Lynch and our investment partnership.

         Our lease operation revenues consist primarily of leasing revenues from leases owned by us before they are sold, asset acquisition fees which are earned when leases are sold to one of the investment partnerships and asset management fees which are earned over the life of the lease after a lease is sold. Lease revenues were $1.0 million and $1.8 million in the three and six months ended March 31, 2005, an increase of $480,000 (89%) and $777,000 (77%) from $540,000 and $1.0 million in the three and six months ended March 31, 2004, respectively. The increase in leasing revenues is attributable to the March 2005 interim expansion of our warehouse lines of credit to $60.0 million from $35.0 million, which enabled us to maintain a larger lease portfolio, as well as the increase in our lease originations. Asset management fees were $924,000 and $1.9 million for the three and six months ended March 31, 2005, respectively, an increase of $262,000 (40%) and $450,000 (32%) from $662,000 and $1.4 million in the three and six months ended March 31, 2004, respectively. The increase in asset management fees was due to an increase in assets under management to $253.3 million as of March 31, 2005 from $89.3 million as of March 31, 2004. Asset acquisition fees were $1.3 million and $2.1 million in the three and six months ended March 31, 2005, respectively, an increase of $881,000 (197%) and $1.3 million (154%) from $448,000 and $817,000 in the three and six months ended March 31, 2004, respectively. The increase in lease originations for the three and six months ended March 31, 2005 over March 31, 2004 allowed us to sell more leases to our investment partnership and Merrill Lynch.

         In December 2004, we began a $60.0 million offering of our second investment partnership, Lease Equity Appreciation Fund II ("LEAF II"). On April 14, 2005, we sold the required number of units which allowed us to break escrow and commence operations. We will begin selling leases to LEAF II in April 2005. As of March 31, 2005, Lease Equity Appreciation Fund I, our first investment partnership, is approaching full investment and has $94.0 million in leased assets. In March 2005, our agreement with Merrill Lynch Equipment Finance LLC was extended for two more years until April 2007.

         Included in other income are gains on lease terminations which vary from transaction to transaction and can result in significant income variances from period to period depending upon the termination schedules.

         Our equipment leasing expenses were $2.5 million and $4.8 million in the three and six months ended March 31, 2005, respectively, a decrease of $384,000 (13%) and an increase of $381,000 (9%) from $2.9 million and $4.4 million for the three and six months ended March 31, 2004, respectively. Included in equipment leasing expenses for the three and six months ended March 31, 2004 are charges to earnings of $1.1 million and $1.3 million, respectively, related to the expected reimbursements of capitalized offering costs from our LEAF I investment partnership. Without those charges, expenses increased $700,000 (38%) and $1.7 million (62%) in the three and six months ended March 31, 2005, respectively. The increase in expenses is primarily related to an increase in general corporate overhead and an increase in wages and benefits of $535,000 and $1.2 million for the three and six months ended March 31, 2005, respectively, as compared to the three and six months ended March 31, 2004, due to the expansion of our leasing operations.

RESULTS OF OPERATIONS:  STRUCTURED FINANCE

TRAPEZA

         We have co-sponsored, structured and currently co-manage seven collateralized debt obligations ("CDO") CDO issuers holding approximately $2.4 billion in bank and bank holding company trust preferred securities.

         We own a 50% interest in an entity that manages five CDO issuers with collateral pools consisting of the trust preferred securities of financial institutions and a 33.33% interest in another entity that manages two collateral pools of trust preferred CDO issuers. We also own a 50% interest in the general partners of the limited partnerships that own the equity interest of the five Trapeza CDO issuers (the "Trapeza Partnerships"). We also have invested as a limited partner in each of these limited partnerships.

         We derive revenues from these CDO operations through management and administration fees. We also receive distributions on amounts we invest in the limited partnerships. Management fees vary by CDO issuer, but have ranged from between 0.25% and 0.60% of the aggregate principal balance of the collateral securities owned by the CDO issuers. These fees are also shared with our co-sponsors. The fees are payable monthly, quarterly or semi-annually, as long as we continue as the collateral manager of the CDO issuer. Our interest in distributions from the CDO issuers varies with the amount of our investment in a particular limited partnership and with the terms of our general partner interest. We have incentive distribution interests in four of the partnerships.

ISCHUS

         In June 2004, we formed Ischus to focus on selecting, managing and investing in asset backed securities ("ABS") (primarily real estate asset backed securities) including residential mortgage backed securities and commercial mortgage backed securities. In December 2004, we closed Ischus CDO LTD, a CDO with approximately $400.0 million in ABS collateral. Ischus will act as collateral manager for the CDO.

         We own a 50% interest in the general partner of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., ("SFF"). These partnerships own a portion of the equity interests of three Trapeza CDO issuers and one Ischus CDO issuer. We also have invested as a limited partner in each of these limited partnerships.

         We derive revenues from these CDO operations through management and administration fees. We also receive distributions on amounts we invest in the limited partnerships. Ischus receives management fees of 0.35% of the aggregate principal balance of the collateral securities owned by the CDO issuer of which a portion is subordinated. Our interest in distributions from the CDO issuer varies with the amount of our investment in a particular limited partnership and with the terms of our general partner interest.

APIDOS

         In January 2005, we formed Apidos to focus on selecting, investing in and managing syndicated loans. Apidos intends to leverage the Company's expertise and experience as a CDO collateral manager.

RESOURCE CAPITAL CORP. ("RCC")

         In March 2005, we formed RCC, a real estate investment trust, that is externally managed by Resource Capital Manager, Inc. ("RCM"), an indirect wholly-owned subsidiary. RCC's principal business activity is to purchase and manage a diversified portfolio of real estate related securities and commercial finance assets.

         We derive revenues from RCC through its management agreement with RCM. In return for certain investment and advisory services, RCM is entitled to receive a base management fee, an incentive management fee and a reimbursement for certain out-of-pocket expenses that relate to RCC. In addition, we have invested $15.0 million in RCC and expect to receive dividends on our investment in the future.

         In connection with the formation of RCC, we were granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15.00 per share. We subsequently transferred 279,000 of restricted shares to certain members of management. RCC's net equity compensation is the difference between the revenue recognized on the shares and the options received and the expense associated with those shares transferred to management.

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our structured finance operations (in thousands):

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   MARCH 31,                   MARCH 31,
                                                          ------------------------    ------------------------
                                                             2005          2004          2005          2004
                                                          ----------   -----------    ----------    ----------
Revenues:
    Collateral management fees.........................   $    1,446    $      456    $    1,999    $      773
    Equity in earnings of consolidated partnerships....        1,243             -         1,163             -
    General partner interests..........................          940           877         1,332         1,372
    Limited partner interests..........................          428           168           630           315
    Consulting and advisory fees.......................          336             -           530             -
    RCC management fee.................................          208             -           208             -
    RCC net equity compensation........................          149             -           149             -
    Other..............................................          (20)          420            13           420
                                                          ----------   -----------    ----------    ----------
                                                          $    4,730    $    1,921    $    6,024    $    2,880
                                                          ==========    ==========    ==========    ==========

Costs and expenses.....................................   $    1,790    $       74    $    2,401    $      413
                                                          ==========    ==========    ==========    ==========

Revenues - Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004

         Revenues increased $2.8 million (146%) to $4.7 million in the three months ended March 31, 2005 from $1.9 million in the three months ended March 31, 2004. We attribute the increase to the following:

         o a $990,000 increase in collateral management fees for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was principally caused by the completion of our seventh Trapeza CDO issuer and our first Ischus CDO issuer, coupled with a full quarter of collateral management fees for our fourth, fifth and sixth Trapeza CDO issuers;

         o a $323,000 increase in limited partner and general partner interests for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, to $1.4 million from $1.0 million. The increase resulted primarily from an increase in net unrealized appreciation on the mark-to-market of securities and swap agreements of $472,000. In addition, there was a decrease in net reimbursement fees accrued of $145,000 for the three months ended March 31, 2005 as compared to March 31, 2004 in connection with the completion of a Trapeza CDO issuer in the three months ended March 31, 2004. No such fees were accrued at March 31, 2005;

         o a $1.2 million increase in equity in earnings of consolidated partnerships resulting from the following:

              -   in May 2004, SFF invested $6.9 million in Trapeza CDO V and
                  VI. In December 2004, SFF invested $4.5 million in Ischus CDO
                  I. In January 2005, SFF invested $1.3 million in Trapeza CDO
                  VII. We began to consolidate SFF on July 1, 2004, when we assumed control. Interest income from SFF investments in unconsolidated CDO issuers of $1.1 million was recognized in the three months ended March 31, 2005; and

              - in December 2004, we invested $2.5 million in Ischus CDO I which resulted in the recognition of $133,000 of interest income in the three months ended March 31, 2005.

         o a $336,000 increase in consulting and advisory fees for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. These fees are the result of a consulting agreement entered into by Ischus to provide consulting services relating to structuring of financing transactions. This agreement terminates on April 8, 2005;

         o a $208,000 increase in RCC management fees for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. These fees are the result of the management agreement, dated March 8, 2005, between RCM and RCC;

         o a $149,000 increase in RCC net equity compensation for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. In connection with the formation of RCC, we were granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15 per share. In March 2005, we transferred 279,000 of the restricted shares to certain members of management. RCC's net equity compensation is the difference between the revenue recognized on the shares and the options received and the expense associated with the shares transferred to management; and

         o a decrease of $440,000 in other revenue in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This was primarily due to the accrual of two net reimbursement fees of $514,000 in anticipation of the completion of Trapeza CDO V and VI in the three months ended March 31, 2004. No such fees were accrued in other revenue in the three months ended March 31, 2005. The fees in the three months ended March 31, 2004 were partially offset by an increase in net operating expenses of $94,000.

Revenues - Six Months Ended March 31, 2005 as Compared to the Six Months Ended March 31, 2004

         Revenues increased $3.1 million (109%) to $6.0 million in the six months ended March 31, 2005 from $2.9 million in the six months ended March 31, 2004. We attribute the increase to the following:

         o a $1.2 million increase in collateral management fees for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004 which was principally caused by the completion of our seventh Trapeza CDO issuer and our first Ischus CDO issuer, coupled with six months of collateral management fees for our fourth, fifth and sixth Trapeza CDO issuers;

         o a $275,000 increase in revenues from limited partner and general partner interests resulting from the following:

              - a $140,000 increase in net unrealized appreciation on mark-to-market securities and swap agreements in the six months ended March 31, 2005 as compared to the six months ended March 31, 2004;

              - an increase of $293,000 from our general and limited partner share of the operating results of our unconsolidated Trapeza Partnerships for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. The increase was the result of having five Trapeza Partnerships for the entire six months ended March 31, 2005 as compared to three Trapeza Partnerships for the entire six months ended March 31, 2004; and

              - a $166,000 decrease from net reimbursement fees accrued for the six months ended March 31, 2004 in connection with the completion of Trapeza CDO issuers in the six months ended March 31, 2004. No such fees were accrued at March 31, 2005.

         o a $1.2 million increase in equity in earnings of consolidated partnerships of resulting from the following:

              -   in May 2004, SFF invested $6.9 million in Trapeza CDO V and
                  VI. In December 2004, SFF invested $4.5 million in Ischus CDO
                  I. In January 2005, SFF invested $1.3 million in Trapeza CDO
                  VII. We began to consolidate SFF in July 1, 2004 when we assumed control. Interest income from SFF investments in unconsolidated CDO issuers of $1.1 million was recognized in the six months ended March 31, 2005; and

              - in December 2004, we invested $2.5 million in Ischus CDO I. Interest income from our investments in unconsolidated CDO issuers of $112,000 was recognized in the six months ended March 31, 2005.

         o a $530,000 increase in consulting and advisory fees for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004;

         o a $208,000 increase in RCC management fees for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. These fees are the result of the management agreement, dated March 8, 2005, between RCM and RCC, previously described. These fees are paid on a monthly basis;

         o a $149,000 increase in RCC net equity compensation for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. In connection with the formation of RCC, we were granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15 per share. In March 2005, we transferred 279,000 of these shares to certain members of management. RCC's net equity compensation is the difference between the revenue recognized on the shares and the options received and the expense associated with the shares transferred to management; and

         o a decrease of $407,000 in other revenue in the six months ended March 31, 2005, as compared to the six months ended March 31, 2004. This was primarily due to the accrual of two net reimbursement fees of $514,000 in anticipation of the completion of Trapeza CDO V and VI in the six months ended March 31, 2004. No such fees were accrued in other revenue in the six months ended March 31, 2005. These fees in the six months ended March 31, 2004 were partially offset by an increase in net operating expenses of $94,000.

Costs and Expenses for the Three and Six Months March 31, 2005 and 2004

         Our structured finance expenses were $1.8 million and $2.4 million for the three and six months ended March 31, 2005, respectively. These expenses represent costs associated with our sponsorship and management of investment partnerships in the trust preferred, asset backed securities and syndicated loan areas. These expenses include primarily salaries and benefits and legal and professional fees associated with the significant growth of our structured finance businesses. These expenses were partially offset by reimbursements of $1.0 million from the closing of Ischus CDO I for the three and six months ended March 31, 2005. Expenses totaling $823,000 have been specifically identified as relating to RCC start-up costs on the consolidated statement of income for the three and six months ended March 31, 2005, respectively.

         Our sturctured finance expenses were $74,000 and $413,000 in the three and six months ended March 31, 2004, respectively. These expenses represent costs associated with our sponsorship and management of investment partnerships in the trust preferred area. These expenses include primarily salaries and benefits and legal and professional fees.

RESULTS OF OPERATIONS: OTHER COSTS AND EXPENSES AND OTHER INCOME (EXPENSE)

         Our general and administrative expenses were $2.2 million and $3.7 million for the three and six months ended March 31, 2005, respectively, an increase of $631,000 (40%) and $143,000 (4%) as compared to $1.6 million and $3.6 million for the three and six months ended March 31, 2004, respectively. The company expended an additional $566,000 in accounting and consulting fees during the first six months of 2005 related in part to additional auditing, monitoring and testing of accounting systems as required by Section 404 of the Sarbanes-Oxley Act of 2002.

         Our depreciation, depletion and amortization expense was $5.5 million and $12.0 million for the three and six months ended March 31, 2005, respectively, an increase of $1.3 million (32%) and $4.1 million (52%) as compared to $4.1 million and $7.9 million for the three and six months ended March 31, 2004, respectively. This increase arose primarily from our energy operations. Our depletion of oil and gas properties as a percentage of oil and gas revenues was 20 % and 19% in the three and six months ended March 31, 2005, respectively, as compared to 21% for the three and six months ended March 31, 2004. Depletion expense per mcfe was $1.36 and $1.29 for the three and six months ended March 31, 2005, respectively, an increase of $.12 (10%) per mcfe and $.14 (12%) per mcfe from the $1.24 and $1.15 for the three and six months ended March 31, 2004, respectively. Increases in our depletable basis and production volumes caused depletion expense to increase $240,000 (10%) and $730,000 (15%) to $2.8 million and $5.5 million for the three and six months ended March 31, 2005, respectively, compared to $2.5 million and $4.7 million in the three and six months ended March 31, 2004, respectively. The variances from period to period are directly attributable to changes in our oil and gas reserve quantities, product prices and changes in the depletable cost basis of our oil and gas properties.

         Our provision for possible losses decreased to $161,000 for the six months ended March 31, 2005 from $400,000 for the six months ended March 31, 2004. This decrease reflects primarily our decreased investment in our real estate loan portfolio and other real estate assets owned through the repayment of loans and property resolutions during the past twelve months.

         Interest expense was $2.2 million and $4.6 million for the three and six months ended March 31, 2005, respectively, an increase of $748,000 and $53,000, as compared to $1.5 million and $4.5 million for the three and six months ended March 31, 2004, respectively. The increase in interest expense reflects the higher borrowings on our credit facilities, primarily used to fund the expansion of our businesses including acquisitions made by Atlas Pipeline and LEAF, offset in part by the reduction of interest from the prior year redemption of our 12% senior notes during the six months ended March 31, 2004 and the repayment of other debt related to our real estate operations.

         At March 31, 2005, we owned 24% of Atlas Pipeline through both our general partner interest and our limited partner units, compared to 39% at March 31, 2004, as a result of the completion by Atlas Pipeline of its secondary equity offerings of its common units in April and July 2004. As the general partner, we control the operations of Atlas Pipeline, and therefore include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline's earnings was $2.5 million and $9.7 million for the three and six months ended March 31, 2005, respectively, an increase of $1.2 million and $7.1 million, as compared to $1.3 million and $2.6 million for the three and six months ended March 31, 2004, respectively. This increase was the result of an increase in the percentage interest of public unitholders and an increase in Atlas Pipeline's net income, principally as a result of the settlement of the terminated Alaska Pipeline arbitration, the acquisition of the Spectrum and increases in transportation rates received. Atlas Pipeline's transportation rates vary, to a significant extent, with the prices of natural gas and natural gas liquids, which, on average, were higher in the three and six months ended March 31, 2005 than the three and six months ended March 31, 2004.

         At March 31, 2005, we owned a 15.1% and 36.1% limited partner interest in Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., ("SFF"), respectively, limited partnerships formed to invest in the equity of CDO issuers we have formed. We also own a 50% interest in Structured Finance Management, LLC and Structured Finance Fund GP LLC, the manager and general partner, respectively, of the SFF. As the general partner, we control the operations of the SFF and, therefore, include it in our consolidated financial statements and reflect the ownership of the partners as a minority interest. For the six months ended March 31, 2005, we recorded $743,000 of minority interest related to these entities. As of March 31, 2004, these entities were not yet formed.

         Other income, net, was $50,000 and $7.8 million for the three and six months ended March 31, 2005, respectively, a decrease of $3.2 million and an increase of $2.7 million, as compared to $3.2 million and $5.1 million for the three and six months ended March 31, 2004, respectively. The increase for the first six months of fiscal 2005 primarily reflects the $4.3 million we received in December 2004, net of expenses, upon the settlement of the arbitration associated with our terminated Alaska Pipeline acquisition. Additionally, in November 2004, we had received a $1.4 million settlement against one of our directors' and officers' liability insurance carriers for reimbursement of our costs. During the six months ended March 31, 2005 and 2004, we sold 105,000 and 447,700 shares, respectively, of RAIT and recorded gains of $1.5 million and $5.5 million, respectively. Dividend income from RAIT decreased by $663,000 to $8,000 for the six months ended March 31, 2005 from $671,000 for the six months ended March 31, 2004 as a result of these sales. As of March 31, 2005, we own approximately 5,600 shares of RAIT. The three and six months ended March 31, 2004 reflected charges of $428,000 and $2.0 million, respectively, related to the write-off of deferred finance costs and the premium paid on the redemption of our 12% senior notes.

         Our effective tax rate was 35% for the three months and six months ended March 31, 2005, a 1% increase as compared to the 34% effective rate for the three and six months ended March 31, 2004. The increase in rate reflects the reduced benefit of statutory depletion and tax exempt interest relative to the increase in our pre-tax income.

DISCONTINUED OPERATIONS

         In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision to dispose of certain real estate properties resulted in the presentation of these assets, liabilities and operations as discontinued operations. We classified three FIN 46 entities and two real estate properties owned as held for sale at March 31, 2005 and have reported their operations as discontinued.

LIQUIDITY AND CAPITAL RESOURCES

         General. Our major sources of liquidity have historically been funds generated by operations, funds raised and fees earned from investment partnerships, resolutions of real estate loans, borrowings under our existing energy, real estate, leasing and corporate credit facilities and sales of our RAIT shares. We have employed these funds principally to expand our energy and specialized asset management operations and to reduce our outstanding debt and for the redemption of our senior notes. The following table sets forth our sources and uses of cash for the periods presented (in thousands):

                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                     -------------------------------
                                                        2005                 2004
                                                     -----------         -----------
Provided by continuing operations..................  $    16,305         $     7,366
Used in investing activities of continuing
  operations.......................................      (59,254)             (4,136)
Provided by (used in) financing activities of
  continuing operations............................       21,917             (51,546)
Provided by discontinued operations................        6,895              34,276
                                                     -----------         -----------
                                                     $   (14,137)        $   (14,040)
                                                     ===========         ===========

         We had $55.0 million in cash and cash equivalents at March 31, 2005 compared to $69.1 million at September 30, 2004. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 10.1 to 1.0 for the six months ended March 31, 2005 as compared to 5.0 to 1.0 for the six months ended March 31, 2004. Our working capital was $28.3 million as of March 31, 2005 as compared to $54.5 million at September 30, 2004. The decrease primarily reflected our investments in drilling partnerships and structured finance entities. Our ratio of long-term debt (including current maturities) to equity was 57% and 50% at March 31, 2005 and September 30, 2004, respectively.

         Our liquidity is affected by national, regional and local economic trends and uncertainties as well as trends and uncertainties more particular to us, including natural gas prices, interest rates, and our ability to raise funds through our sponsorship of investment partnerships. While the current favorable natural gas pricing and interest rate environment have been positive contributors to our liquidity and lead us to believe that we will be able to refinance, repay, or renew, our indebtedness as it matures, there are numerous risks and uncertainties involved. Factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, are described in "-Results of Operations," and "-Contractual Obligations and Commercial Commitments," as well as in Item 1, "Business-Risk Factors" in our Annual Report on Form 10-K for fiscal 2004.

         Cash Flows from Operating Activities. Cash provided by operating activities of continuing operations is an important source of short-term liquidity for us. It is directly affected by changes in the prices of natural gas and oil, interest rates, our ability to raise funds for our investment partnerships, obtaining sufficient financing for our operational expansion, and the strength of the market for rentals of the types of properties secured by our real estate loans and real estate. Net cash provided by operating activities increased $8.9 million for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004, substantially as a result of the following:

         o our net income, before depreciation, depletion and amortization, increased by $10.6 million;

         o changes in operating assets and liabilities accounted for a $13.7 million decrease in cash flows, primarily as a result of an increase in the drilling obligations related to our investment partnerships; and

         o minority interests increased by $11.3 million, reflecting primarily the May 2004 initial public offering of Atlas America and two follow on offerings by Atlas Pipeline in addition to the increased earnings generated by those entities.

         Cash Flows from Investing Activities. Net cash used in our investing activities of continuing operations decreased by $55.1 million for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004, primarily reflective of the following:

         o capital expenditures increased by $23.0 million due to an increase in the number of wells we drilled and expenditures related to Atlas Pipeline's gathering system extensions and compressor upgrades;

         o we invested $15.0 million in RCC, an affiliated real estate investment trust we formed in March 2005;

         o structured finance investments increased by $4.3 million, primarily reflecting our investment in the Ischus initial CDO; and

         o a decrease of $8.6 million net proceeds received from the sale of shares we held of RAIT Investment Trust to $2.9 million for the six months ended March 31, 2005 as compared to $11.5 million for the six months ended March 31, 2004.

         Cash Flows from Financing Activities. Net cash provided by our financing activities of continuing operations increased by $73.5 million for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. This increase in our cash flows is principally reflective of the following, as follows:

         o our borrowings, net of repayments, increased by $75.3 million in the six months ended March 31, 2005, principally to fund the acquisitions made by our energy and leasing companies and increased lease originations;

         o dividends paid to minority interests increased by $5.1 million as a result of higher earnings and more common units outstanding for Atlas Pipeline as a result of its fiscal 2004 offerings of its common units; and

         o we received $3.6 million of additional investor contributions, principally in our Structure Finance Fund II.

         Cash Flows from Discontinued Operations. Net cash provided by discontinued operations decreased by $27.4 million for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. We received $6.9 million principally from the proceeds from refinancing a first mortgage on a FIN 46 property during the six months ended March 31, 2005 as compared to $34.3 million of proceeds received related to the sale of two FIN 46 assets during the comparable period last year.

Capital Requirements

         During the six months ended March 31, 2005 and 2003, our capital expenditures related primarily to investments in our drilling partnerships and pipeline expansions, in which we invested $20.2 million and $17.3 million, respectively. For the six months ended March 31, 2005 and the remaining quarters of fiscal 2005, we funded and expect to continue to fund these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. We have established two credit facilities to facilitate the funding of our capital expenditures. In September 2004, the borrowing base under Atlas Pipeline's credit facility was increased to $75.0 million from $65.0 million. In December 2004, the borrowing base further was further increased to $90.0 million.

         The level of capital expenditures we must devote to our exploration and production operations depends upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $138.0 million in fiscal 2005 through drilling partnerships. During the six months ended March 31, 2005, we raised $62.3 million. We believe cash flows from operations and amounts available under our energy credit facility will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

         We continuously evaluate acquisitions of gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital.

         In addition, the amount of funds we must commit to investments in our real estate, equipment leasing and structured finance operations depends upon the level of funds raised through real estate, equipment leasing and structured finance partnerships. We believe cash flows from operations, cash on hand and amounts available under our real estate and equipment leasing credit facilities will be adequate to fund our contribution to these partnerships. However, the amount of funds we raise and the level of our investments will vary in the future depending on market conditions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our contractual obligations at March 31, 2005:

                                                                         PAYMENTS DUE BY PERIOD
                                                          ------------------------------------------------------
                                                          LESS THAN       1 - 3          4 - 5         AFTER 5
CONTRACTUAL CASH OBLIGATIONS:                TOTAL         1 YEAR         YEARS          YEARS          YEARS
                                          -----------     ----------    ---------      ---------      ----------
Long-term debt.........................   $   124,396     $    3,436    $  56,899      $  61,932      $    2,129
Secured revolving credit facilities....        30,978         30,978            -              -               -
Operating lease obligations............         6,618          2,288        2,544          1,784               2
Capital lease obligations..............            89             13           28             48               -
Unconditional purchase obligations.....             -              -            -              -               -
Other long-term obligations............             -              -            -              -               -
                                          -----------     ----------    ---------      ---------      ----------
Total contractual cash obligations.....   $   162,081     $   36,715    $  59,471      $  63,764      $    2,131
                                          ===========     ==========    =========      =========      ==========

                                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                         -------------------------------------------------------
                                                          LESS THAN       1 - 3          4 - 5         AFTER 5
OTHER COMMERCIAL COMMITMENTS:                TOTAL          1 YEAR        YEARS          YEARS          YEARS
                                          -----------    -----------    ----------     ---------      ----------
Standby letters of credit..............   $     3,012    $     3,012    $        -     $       -      $        -
Guarantees.............................             -              -             -             -               -
Standby replacement commitments........         5,960          4,778         1,182             -               -
Other commercial commitments...........       322,386         12,017        67,526        69,085         173,758
                                          -----------    -----------    ----------     ---------      ----------
Total commercial commitments...........   $   331,358    $    19,807    $   68,708     $  69,085      $  173,758
                                          ===========    ===========    ==========     =========      ==========

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

         For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our annual report on Form 10-K for fiscal 2004, at Note 2 of the "Notes to Consolidated Financial Statements."

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Assets Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, we have not determined whether the interpretation will have a significant adverse effect on its financial position or results of operations.

         In December 2004, the FASB issued SFAS 123-R "Share-Based Payment" ("SFAS 123-R"), which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123-R supersedes Accounting Principal Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." Generally, the approach to accounting in SFAS 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Currently, we account for these payments under the intrinsic value provisions of APB 25 with no expense recognition in the financial statements. SFAS 123-R is effective for us beginning July 1, 2005. The Statement offers several alternatives for implementation. At this time, management has not made a decision as to which alternative it may select.

         In April 2005, the FASB issued FASB Staff Position No. FAS 19-1 ("FSP FAS 19-1"), which addressed a discussion that was ongoing within the oil and gas industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies ("SFAS 19"), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity's wells, equipment, and facilities; if, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed.

         Questions arose in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue was whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. FSP FAS 19-1 amends SFAS 19 to allow for the continued capitalization of suspended well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the plan. This guidance requires management to exercise more judgment than was previously required and also requires additional disclosure. This new guidance is effective for the first reporting period beginning after April 4, 2005 and is to be applied prospectively to existing and newly capitalized exploratory well costs. We do not believe this statement of position will have a significant effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The following discussion is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonable possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk-sensitive instruments were entered into for purposes other than trading.

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

         The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred at March 31, 2005. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

ENERGY

         Interest Rate Risk. At March 31, 2005, the amount outstanding under our credit facility had increased to $50.0 million from $25.0 million at September 30, 2004. The weighted average interest rate for this facility increased from 4.1% at September 30, 2004 to 5.4% at March 31, 2005 due to a larger portion of our borrowings tied to the bank's prime rate.

         At March 31, 2005, Atlas Pipeline had a $90.0 million revolving credit facility ($10.0 million outstanding) and a $45.0 million term loan ($43.7 million outstanding) to fund the expansion of its existing gathering systems and the acquisitions of other gas gathering systems. The weighted average interest rate for these borrowings increased from 5.7% at September 30, 2004 to 5.5% at March 31, 2005 due to a larger portion of our borrowings tied to the bank's LIBOR rate.

         Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our annual net income would have changed by approximately $176,000.

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

         We also are exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, we receive fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant.

         For processing services, we either receive fees or commodities as payment for these services, based on the type of contractual agreement. Based on Atlas Pipeline's current contract mix, we have a long condensate, NGL and natural gas position. Based upon Atlas Pipeline's portfolio of supply contracts, a change in the average price of 10% of NGLs, natural gas and crude oil sold and processed by Atlas Pipeline would result in a change to our annual net income of approximately $24,000.

         Atlas Pipeline acquired and/or entered into certain financial swap and option instruments that are classified as cash flow hedges in accordance with SFAS 133. Atlas Pipeline entered into these instruments to hedge the forecasted natural gas, natural gas liquids and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, natural gas liquids and condensate is sold. Under these swap agreements, Atlas Pipeline receives a fixed price and pays a floating price based on certain indices for the relevant contract period. The options fix the price for Atlas Pipeline within the puts purchased and calls sold.

         Derivatives are recorded on our consolidated balance sheets as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in stockholders' equity as accumulated other comprehensive income (loss) and reclassified to earnings as such transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized in earnings as they occur. At March 31, 2005, Atlas Pipeline reflected an unrealized net pre-tax commodity hedging loss of $10.8 million on its balance sheet. Of the Company's $1.7 million in accumulated other comprehensive loss related to unrealized hedging losses at March 31, 2005, $1.1 million of losses will be reclassified to earnings over the next twelve month period as these contracts expire, and $600,000 will be later periods, if future prices remained constant. Actual amounts that will be reclassified will vary as a result of future change in prices. Ineffective gains or losses are recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. Atlas Pipeline recognized a loss of $669,000 and $645,000 related to these hedging instruments in the three and six months ended March 31, 2005, respectively. A hedging loss of $224,000 and a hedging gain of $216,000 resulting from ineffective hedges is included in energy revenues for the three and six months ended March 31, 2005, respectively.

         A portion of our future natural gas sales is periodically hedged through the use of swap and collar contracts. Realized gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to energy revenues.

REAL ESTATE

         Portfolio Loans and Related Senior Liens. We believe that none of the five loans held in our portfolio as of March 31, 2005 (including loans treated in our consolidated financial statements as FIN 46 entities) are sensitive to changes in interest rates since:

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

         FIN 46 Loans. Three of the four loans we treated as FIN 46 liabilities upon adoption of FIN 46-R are at fixed interest rates and are thus not subject to interest rate fluctuations. One loan is variable but the impact on annual net income is immaterial.

EQUIPMENT LEASING

         At March 31, 2005, the amount outstanding on the $45.0 million LEAF credit facility with National City Bank was $27.6 million at a weighted average interest rate of 5.8%; while the amount outstanding on its $15.0 million credit facility with Commerce Bank was $3.3 million at a weighted average interest rate of 5.7%. A hypothetical 10% change in the weighted average interest rates on these facilities would change our annual net income by approximately $126,000.

ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports required under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

           Exhibit No.       Description
           -----------       -----------

               3.1      Restated Certificate of Incorporation of Resource
                        America. (1)

               3.2      Amended and Restated Bylaws of Resource America. (1)

              31.1      Certification Pursuant to Rule 13a-15(e)/15(d) - 15(e).

              31.2      Certification Pursuant to Rule 13a-15(e)/15(d) - 15(e).

              32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

              32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

              None

--------------
(1) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           RESOURCE AMERICA, INC.
                           (REGISTRANT)

Date: May 10, 2005         By: /s/ Steven J. Kessler
                               ---------------------
                               STEVEN J. KESSLER
                               Senior Vice President and Chief Financial Officer



Date: May 10, 2005         By: /s/ Arthur J. Miller
                               --------------------
                               ARTHUR J. MILLER
                               Chief Accounting Officer