Form 10-Q
period 2005-06-30
RESOURCE AMERICA INC
filed 2005-08-09
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-4408


                             RESOURCE AMERICA, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              72-0654145
-------------------------------                       --------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1845 WALNUT STREET, SUITE 1000
PHILADELPHIA, PA                                                           19103
-------------------------------                       --------------------------
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

The number of outstanding shares of the registrant's common stock on August 2, 2005 was 18,307,551.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                                 PAGE
                                                                                                                 ----
PART I           FINANCIAL INFORMATION

   Item 1.       Financial Statements (unaudited)
                 Consolidated Balance Sheets - June 30, 2005 and September 30, 2004................                 3
                 Consolidated Statements of Income
                      Three Months and Nine Months Ended June 30, 2005 and 2004....................                 4
                 Consolidated Statement of Changes in Stockholders' Equity
                      Nine Months Ended June 30, 2005..............................................                 5
                 Consolidated Statements of Cash Flows
                      Nine Months Ended June 30, 2005 and 2004.....................................                 6
                 Notes to Consolidated Financial Statements - June 30, 2005........................            7 - 22

   Item 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................           23 - 42

   Item 3.       Quantitative and Qualitative Disclosures about Market Risk........................                43

   Item 4.       Controls and Procedures...........................................................                44

PART II          OTHER INFORMATION

   Item 4.       Submission of Matters to a Vote of Security Holders...............................                45

   Item 6.       Exhibits..........................................................................                45

SIGNATURES.........................................................................................                46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     JUNE 30,         SEPTEMBER 30,
                                                                                       2005               2004
                                                                                   -------------     --------------
                                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...................................................    $      42,883     $       69,099
   Investments in equipment finance............................................           54,899             24,177
   Accounts receivable.........................................................            9,861             26,903
   Receivables from related parties............................................            5,522                976
   Prepaid expenses and other current assets...................................            5,445              3,755
   Assets held for sale........................................................          104,781            102,963
                                                                                   -------------     --------------
     Total current assets......................................................          223,391            227,873

Investments in real estate.....................................................           47,410             47,119
Investment in Resource Capital Corp............................................           15,000                 --
Investments in Trapza entities.................................................            9,616              8,483
Investments in financial fund management entities..............................           13,172              1,065
Property and equipment, net....................................................           58,468            374,192
Other assets, net..............................................................           17,114             29,504
Goodwill.......................................................................               --             37,470
                                                                                   -------------     --------------
                                                                                   $     384,171     $      725,706
                                                                                   =============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt...........................................    $         700     $        6,151
   Secured revolving credit facilities - equipment finance.....................           45,625              8,487
   Accounts payable............................................................           10,656             25,413
   Liabilities associated with assets held for sale............................           76,953             65,300
   Accrued liabilities and other current liabilities...........................           16,490             38,679
   Liabilities associated with drilling contracts..............................               --             29,375
                                                                                   -------------     --------------
     Total current liabilities.................................................          150,424            173,405

Long-term debt.................................................................           28,469            114,696

Deferred revenue and other liabilities.........................................            4,723              9,263
Deferred income taxes..........................................................               --             19,677
Minority interest - financial fund management entities.........................            9,880                 --
Minority interests - energy....................................................               --            150,750
Commitments and contingencies..................................................               --                 --

Stockholders' equity:
   Preferred stock $1.00 par value: 1,000,000 authorized shares;
     none outstanding..........................................................               --                 --
   Common stock, $.01 par value: 49,000,000 authorized shares..................              260                255
   Additional paid-in capital..................................................          254,414            247,865
   Less treasury stock, at cost................................................          (77,428)           (77,667)
   Less ESOP loan receivable...................................................             (493)            (1,127)
   Accumulated other comprehensive income (loss)...............................            1,995             (1,575)
   Retained earnings...........................................................           11,927             90,164
                                                                                   -------------     --------------
     Total stockholders' equity................................................          190,675            257,915
                                                                                   -------------     --------------
                                                                                   $     384,171     $      725,706
                                                                                   =============     ==============

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                              -------------------------    --------------------------
                                                                2005           2004           2005           2004
                                                              ----------     ----------    ----------      ----------
REVENUES
   Real estate............................................    $   11,104     $    4,921    $   20,008      $   13,575
   Equipment finance......................................         3,481          1,326         9,190           4,191
   Financial fund management(1)...........................         4,828            968        10,908           4,046
                                                              ----------     ----------    ----------      ----------
                                                                  19,413          7,215        40,106          21,812
COSTS AND EXPENSES
   Real estate............................................         4,242          2,207        11,014           7,641
   Equipment finance......................................         2,467          1,975         6,976           5,627
   Financial fund management..............................         2,263            689         4,720           1,300
   General and administrative.............................         1,879          3,840         5,514           7,403
   Start-up costs - Resource Capital Corp. ...............           309             --         1,132              --
   Depreciation and amortization..........................           820            742         2,133           1,758
   Provision (recovery) for possible losses...............           (12)           182           150             582
                                                              ----------     ----------    ----------      ----------
                                                                  11,968          9,635        31,639          24,311
                                                              ----------     ----------    ----------      ----------
OPERATING INCOME (LOSS)...................................         7,445         (2,420)        8,467          (2,499)

OTHER INCOME (EXPENSE)
   Interest expense.......................................          (863)          (832)       (2,167)         (4,405)
   Minority interest in financial fund management entities          (415)            --        (1,158)             --
   Other income, net......................................           310          1,959         3,788           6,571
                                                              ----------     ----------    ----------      ----------
                                                                    (968)         1,127           463           2,166
                                                              -----------    ----------    ----------      ----------
Income (loss) from continuing operations before taxes.....         6,477         (1,293)        8,930            (333)
Provision (benefit) for income taxes......................         2,955           (439)        3,572            (113)
                                                              ----------     -----------   ----------      -----------
Income (loss) from continuing operations..................         3,522           (854)        5,358            (220)
Income (loss) from discontinued operations, net of tax....        (1,912)         3,700        12,281          12,571
                                                              ----------     ----------    ----------      ----------
NET INCOME................................................    $    1,610     $    2,846    $   17,639      $   12,351
                                                              ==========     ==========    ==========      ==========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
   From continuing operations.............................    $     0.20     $    (0.05)   $     0.30      $    (0.01)
   Discontinued operations................................         (0.11)          0.21          0.70            0.72
                                                              ----------     ----------    ----------      ----------
   Net income.............................................    $     0.09     $     0.16    $     1.00      $     0.71
                                                              ==========     ==========    ==========      ==========
   Weighted average shares outstanding....................        17,716         17,452        17,582          17,393
                                                              ==========     ==========    ==========      ==========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   From continuing operations.............................    $     0.19     $    (0.05)   $     0.28      $    (0.01)
   Discontinued operations................................         (0.10)          0.20          0.65            0.69
                                                              ----------     ----------    ----------      ----------
   Net income.............................................    $     0.09     $     0.15    $     0.93      $     0.68
                                                              ==========     ==========    ==========      ==========
   Weighted average shares outstanding....................        18,926         18,599        18,819          18,189
                                                              ==========     ==========    ==========      ==========

DIVIDENDS DECLARED PER COMMON SHARE.......................    $     0.05     $     0.03    $     0.15      $     0.10
                                                              ==========     ==========    ==========      ==========

-------------
(1) Includes $1.4 million and $1.8 million of revenues related to Resource Capital Corp. for the three months ended June 30, 2005 and for the period from March 8, 2005 (inception) through June 30, 2005, respectively.

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2005
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                                      ACCUMULATED
                                     COMMON STOCK          ADDITIONAL        TREASURY STOCK             ESOP             OTHER
                              --------------------------    PAID-IN      ------------------------       LOAN         COMPREHENSIVE
                                  SHARES       AMOUNT       CAPITAL       SHARES        AMOUNT       RECEIVABLE      INCOME (LOSS)
                              ------------------------------------------------------------------------------------------------------
Balance, October 1, 2004....     25,547,632    $     255  $   247,865    (8,053,062)   $  (77,667)    $  (1,127)     $     (1,575)
Common shares issued........        465,157            5        6,413            --            --            --                --
Treasury shares issued......             --           --          136        21,571           239            --                --
Other comprehensive
   income...................             --           --           --            --            --            --             1,705
Cash dividends..............             --           --           --            --            --            --                --
Distribution of shares of
  Atlas America, Inc........             --           --           --            --            --            --             1,865
Repayment of ESOP loan......             --           --           --            --            --           634                --
Net income..................             --           --           --            --            --            --                --
                                 ----------    ---------  -----------   -----------    ----------     ---------      ------------
Balance, June 30, 2005......     26,012,789    $     260  $   254,414    (8,031,491)   $  (77,428)    $    (493)     $      1,995
                                 ==========    =========  ===========   ============   ==========     =========      ============

                                                     TOTALS
                                    RETAINED      STOCKHOLDERS'
                                    EARNINGS         EQUITY
                                 --------------------------------
Balance, October 1, 2004....
Common shares issued........      $    90,164     $   257,915
Treasury shares issued......               --           6,418
Other comprehensive                        --             375
   income...................
Cash dividends..............               --           1,705
Distribution of shares of              (2,632)         (2,632)
  Atlas America, Inc........
Repayment of ESOP loan......          (93,244)        (91,379)
Net income..................               --             634
                                       17,639          17,639
Balance, June 30, 2005......      -----------     -----------
                                  $    11,927     $   190,675
                                  ===========     ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          ---------------------------
                                                                                             2005             2004
                                                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................................      $  17,639         $  12,351
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization..................................................          2,133             1,758
     Amortization of discount on debt and deferred finance costs....................             34               399
     Accretion of discount..........................................................         (1,325)           (2,345)
     Collection of interest.........................................................            550               793
     Provision for possible losses..................................................            150               582
     Equity in earnings of equity investees.........................................         (7,395)           (4,375)
     Minority interest..............................................................          1,158                --
     Income from discontinued operations............................................        (12,281)          (12,571)
     Gain on sale of RAIT Investment Trust shares...................................         (1,459)           (7,095)
     Net (gain) loss on asset resolutions...........................................         (5,836)            1,181
     Loan writedown.................................................................            369                --
     Deferred income tax provision (benefit)........................................          3,921           (12,365)
     Non-cash compensation on long-term incentive plans.............................            375               216
     Non-cash compensation for Resource Capital Corp. stock and options received....         (1,018)               --
     Non-cash compensation for Resource Capital Corp. stock and options issued......            405                --
     Tax benefit from the exercise of stock options.................................           (138)               --
     Provision for deferred rent....................................................            221                --
   Net change in net assets of FIN 46 entities' and others held for sale............         (3,461)            1,050
   Increase in equipment finance investments........................................        (31,163)          (35,447)
  Changes in operating assets and liabilities.......................................         (8,986)           11,665
                                                                                          ---------         ---------
  NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS....................        (46,107)          (44,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.............................................................        (15,956)             (820)
   Payments received on real estate loans and real estate...........................          4,848             7,939
   Investments in real estate loans and real estate.................................         (3,552)           (6,864)
   Distributions from equity investees..............................................         20,809             5,155
   Financial fund management investments............................................         (8,300)           (4,011)
   Investment in Resource Capital Corp..............................................        (15,000)               --
   Proceeds from sale of financial fund management assets...........................          1,950                --
   Proceeds from sale of RAIT Investment Trust shares...............................          2,924            15,233
   Dividends received from Atlas America............................................             --            52,133
                                                                                          ---------         ---------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS.....        (12,277)           68,765

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings.......................................................................        193,386           111,478
   Principal payments on borrowings.................................................       (159,355)         (169,115)
   Distributions paid to minority holders...........................................         (1,136)               --
   Investor contributions to financial fund management investments..................          3,651                --
   Dividends paid...................................................................         (2,632)           (1,743)
   Proceeds from issuance of stock..................................................          4,735               478
   Increase in other assets.........................................................           (204)             (367)
                                                                                          ---------         ---------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS.....         38,445           (59,269)
   Net cash provided by discontinued operations.....................................         22,915            59,092
   Net cash retained by Atlas America...............................................        (29,192)               --
                                                                                          ---------         ---------
   (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS................................        (26,216)           24,385
   Cash and cash equivalents at beginning of period.................................         69,099            41,129
                                                                                          ---------         ---------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................      $  42,883         $  65,514
                                                                                          =========         =========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of the Company and its subsidiaries, including certain variable interest entities ("VIEs") in which the Company has determined that it is the primary beneficiary (see Note 6).

         On June 30, 2005, the Company distributed its remaining 10.7 million shares of Atlas America, Inc., our former energy subsidiary, ("Atlas America") (Nasdaq: ATLS) to its stockholders in the form of a tax free dividend. Each stockholder of the Company received 0.59367 shares of Atlas America for each share of Company common stock owned as of June 24, 2005, the record date. Although the distribution itself will be tax-free to our stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries. We anticipate that any liability arising from this transaction will be reimbursed to us by Atlas America. The Company no longer consolidates with Atlas America as of June 30, 2005, and the results of Atlas America's operations are reflected as discontinued operations in the Consolidated Statements of Income.

         The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2005 and for the three and nine months ended June 30, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 ("fiscal 2004"). The results of operations for the three months and nine months ended June 30, 2005 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2005 ("fiscal 2005").

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

         Supplemental disclosure of cash flow information (in thousands):

                                                                                             NINE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                       -----------------------------
                                                                                          2005               2004
                                                                                       ----------          ---------
Cash paid during the period for:
   Interest........................................................................    $    1,989          $   4,249
   Income taxes....................................................................    $   10,800          $      --

Non-cash activities include the following:
   Receipt of note upon resolution of a real estate loan treated as a FIN 46 asset.    $       --          $   8,772
   Distribution of shares of Atlas America to shareholders.........................    $   91,379          $      --

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principles. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Company's financial position or results of operations.

         In December 2004, the FASB issued a revision of SFAS 123, "Share-Based Payment," ("SFAS 123-R") which requires all share-based payments to employees to be recognized in the income statement based on their fair values. The Company's option grants to employees and directors, as well as any restricted stock awards represent share-based payments. SFAS 123-R supersedes Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." SFAS 123-R is effective for the Company beginning with its fiscal year commencing October 1, 2005. The adoption of SFAS 123-R may have a material impact on its financial statements in fiscal 2006, but the Company cannot reasonably estimate the impact of adoption because the Company expects certain assumptions that can materially effect the calculation of the value of share-based payments to recipients to change between now and the time of adoption.

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

         SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123) requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS 123 (in thousands, except per share data):

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                              -----------------------      ------------------------
                                                                2005          2004           2005           2004
                                                              ---------     ---------      ---------      ---------
Net income as reported....................................    $   1,610     $   2,846      $  17,639      $  12,351
Stock-based employee compensation determined under
   the fair value-based  method for all grants, net of tax         (265)         (636)          (801)        (1,921)
                                                              ---------     ---------      ---------      ---------
Pro forma net income......................................    $   1,345     $   2,210      $  16,838      $  10,430
                                                              =========     =========      =========      =========

Basic earnings per share:
   As reported............................................    $   0.09      $    0.16      $    1.00      $    0.71
   Pro forma..............................................    $   0.08      $    0.13      $    0.96      $    0.60
Diluted earnings per share:
   As reported............................................    $   0.09      $    0.15      $    0.93      $    0.68
   Pro forma..............................................    $   0.07      $    0.12      $    0.89      $    0.57

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Company places its temporary cash investments in high-quality, short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At June 30, 2005, the Company had $46.1 million in deposits at various banks, of which $43.4 million was over the insurance limit of the Federal Deposit Insurance Corporation. The Company has not incurred any losses on such investments.

INTEREST INCOME RECOGNITION - SECURITIES

         The Company accounts for its interests in unconsolidated collateralized debt obligations in accordance with Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," using the effective yield method.

NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income" and for the Company include changes in the fair value, net of taxes, of its marketable securities and changes in the value of hedges related to our energy operations through the date of the spin-off of Atlas America.

         The following table presents comprehensive income, net of tax (in thousands):

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                              -----------------------      ------------------------
                                                                2005          2004           2005           2004
                                                              ---------     ---------      ---------      ---------
Net income................................................    $   1,610     $   2,846      $  17,639      $  12,351
Other comprehensive income (loss):
  Unrealized gains (losses) on investments in
     marketable securities, net of tax of $(488), $675,
     ($1,058) and ($598)..................................          907        (1,448)         1,965          1,161
  Reclassification for gains realized in net income, net
     of tax of $0, $544, $511 and $2,412..................           --        (1,057)          (948)        (4,683)
  Unrealized gains (losses) on hedging contracts, net of
     tax of $323 and $(122)...............................         (599)           --            227            --
  Less: Reclassification Adjustment for losses realized in
     net income, net of taxes of $(226) and $(248)........          420            --            461            --
                                                              ---------     ---------      ---------      ---------
Comprehensive income......................................    $   2,338     $     341      $  19,344      $   8,829
                                                              =========     =========      =========      =========

         Accumulated other comprehensive income, net of tax, is related to the following (in thousands):

                                                                                   JUNE 30,       SEPTEMBER 30,
                                                                                     2005             2004
                                                                                 -----------      -------------
Marketable securities - unrealized gains.....................................    $     1,995      $         978
Unrealized energy hedging losses.............................................             --             (2,553)
                                                                                 -----------      -------------
                                                                                 $     1,995      $      (1,575)
                                                                                 ===========      =============

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

         The following table presents a reconciliation of the components used in the computation of Basic EPS and Diluted EPS (in thousands):

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                              -----------------------      ------------------------
                                                                2005          2004           2005           2004
                                                              ---------     ---------      ---------      ---------
Income (loss) from continuing operations..................    $   3,522     $    (854)     $   5,358      $    (220)
Income (loss) from discontinued operations, net of tax....       (1,912)        3,700         12,281         12,571
                                                              ---------     ---------      ---------      ---------
Net income................................................    $   1,610     $   2,846      $  17,639      $  12,351
                                                              =========     =========      =========      =========

Basic shares outstanding..................................       17,716        17,452         17,582         17,393
Dilutive effect of stock option and award plans...........        1,210         1,147          1,237            796
                                                              ---------     ---------      ---------      ---------
Dilutive shares outstanding...............................       18,926        18,599         18,819         18,189
                                                              =========     =========      =========      =========

NOTE 5 - INVESTMENTS IN EQUIPMENT FINANCE

         The Company's investments in equipment finance include the following (in thousands):

                                                                                  JUNE 30,      SEPTEMBER 30,
                                                                                    2005            2004
                                                                                 ----------      ----------
Direct financing leases, net...............................................      $   36,591      $   20,845
Notes receivable, net......................................................          13,892           2,822
Assets subject to operating leases, net of accumulated depreciation of
  $263 and $22.............................................................           4,416             510
                                                                                 ----------      ----------
                                                                                 $   54,899      $   24,177
                                                                                 ==========      ==========

         The interest rates on notes receivable range from 8% to 10%.

         The components of direct financing leases are as follows (in thousands):

                                                                                  JUNE 30,      SEPTEMBER 30,
                                                                                    2005            2004
                                                                                 ----------      ----------
Total future minimum lease payments receivable.............................      $   43,541      $   25,052
Initial direct costs, net of amortization..................................             736             428
Unguaranteed residual......................................................             580              87
Unearned income............................................................          (8,153)         (4,722)
Security deposits..........................................................            (113)             --
                                                                                 ----------      ----------
                                                                                 $   36,591      $   20,845
                                                                                 ==========      ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 5 - INVESTMENTS IN EQUIPMENT FINANCE - (CONTINUED)

         Although the lease terms extend over many years as indicated in the following table, the Company routinely sells the leases it acquires to Lease Equity Appreciation Funds I and II or to Merrill Lynch Equipment Finance, LLC shortly after their origination in accordance with agreements with each party. As a result of these routine sales of leases and the Company's credit evaluations, management concluded that no allowance for possible losses was needed at June 30, 2005 and September 30, 2004. The contractual future minimum lease and note payments and related rental payments expected to be received on direct financing non-cancelable leases, notes receivable and operating leases for each of the five succeeding annual periods ending June 30 and thereafter are as follows (in thousands):

                                                           DIRECT FINANCING        NOTES           OPERATING
                                                              LEASES            RECEIVABLE           LEASES
                                                           ----------------     ----------         ---------
2006...................................................     $       9,962       $   3,343           $  1,259
2007...................................................             9,632           1,580              1,196
2008...................................................             8,818           1,665                904
2009...................................................             6,833           1,591                383
2010...................................................             5,373           1,650                279
Thereafter.............................................             2,923           4,063                  7
                                                            -------------       ---------           --------
                                                            $      43,541       $  13,892           $  4,028
                                                            =============       =========           ========

NOTE 6 - INVESTMENTS IN REAL ESTATE

REAL ESTATE LOANS AND REAL ESTATE

         The Company focuses its real estate operations on the sponsorship and management of real estate investment programs and the management and resolution of its investments in real estate. In the management of its real estate investment programs, the Company receives fees for acquisitions, debt placements and management services related to the properties acquired by these programs.

         The following is a summary of the changes in the carrying value of its investments in real estate for the periods presented (in thousands):

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                              -----------------------      ------------------------
                                                                2005          2004           2005           2004
                                                              ---------     ---------      ---------      ---------
Investments in real estate loans, beginning of period.....    $  23,140      $  48,535     $  24,066      $   40,416
   New loan...............................................           --             --            --           8,772
   Additions to existing loans............................           --            955         1,240           3,017
   Loan writedown.........................................           --             --          (369)             --
   Accretion of discount (net of collection of interest)..          299            574           775           1,552
   Collection of principal................................           --             --        (2,273)             --
   Cost of loans resolved.................................           --             --            --          (3,693)
                                                              ---------      ---------     ---------      ----------
Investments in real estate loans, end of period...........       23,439         50,064        23,439          50,064

Real estate ventures......................................       10,957         13,415        10,957          13,415
Real estate owned, net of accumulated depreciation of
   $1,259 and $830........................................       13,784         12,127        13,784          12,127
Allowance for possible losses.............................         (770)        (1,823)         (770)         (1,823)
                                                              ---------      ---------     ---------      ----------
Investments in real estate................................       23,971         23,719        23,971          23,719
                                                              ---------      ---------     ---------      ----------
                                                              $  47,410      $  73,783     $  47,410      $   73,783
                                                              =========      =========     =========      ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 6 - INVESTMENTS IN REAL ESTATE - (CONTINUED)

REAL ESTATE LOANS AND REAL ESTATE - (CONTINUED)

         At June 30, 2005 and 2004, the Company held, for its own account, real estate loans with aggregate face values of $59.1 million and $186.9 million, respectively. Amounts receivable, net of senior lien interests, were $43.6 million and $103.1 million at June 30, 2005 and 2004, respectively.

         In determining the Company's allowance for possible losses related to its investments in real estate, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans and real estate. The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues. The Company reduces its investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

         The following is a summary of activity in the allowance for possible losses related to investments in real estate (in thousands):

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                            --------------------------    --------------------------
                                                                2005          2004           2005           2004
                                                            ------------  ------------    ---------      -----------
Balance, beginning of period..............................  $        770  $      1,673    $     989      $     1,417
Provision for possible losses.............................            --           150          150              550
Write-downs...............................................            --            --         (369)            (144)
                                                            ------------  ------------    ---------      -----------
Balance, end of period....................................  $        770  $      1,823    $     770      $     1,823
                                                            ============  ============    =========      ===========

VARIABLE INTEREST ENTITIES

         Financial Interpretation Number ("FIN") 46-R ("FIN 46-R") issued by the FASB in December 2003, provides guidance as to the definition of a VIE and requires it to be consolidated by its primary beneficiary, generally the party having an ownership or other contractual financial interest that is expected to absorb the majority of the VIEs expected losses. If no party has exposure to the majority of the VIE's expected losses, the primary beneficiary will be the party, if any, entitled to receive the majority of the VIE's residual returns. The primary beneficiary is required to consolidate the VIE's assets, liabilities and non-controlling interest at fair value.

         Certain entities relating to the Company's real estate business have been consolidated in accordance with FIN 46-R. Due to the timing of the receipt of financial information, the Company accounts for these entities' activities on a one quarter lag, except when adjusting for the impact of significant events such as a refinance or sale. The assets, liabilities, revenues and costs and expenses of the consolidated VIEs are included in the Company's consolidated financial statements where previously the Company's interests had been recorded as real estate loans.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 6 - INVESTMENTS IN REAL ESTATE - (CONTINUED)

CONSOLIDATION OF VARIABLE INTEREST ENTITIES - (CONTINUED)

         The assets, liabilities, revenues and costs and expenses of the VIEs that are now included in the consolidated financial statements are not the Company's. The liabilities of the VIEs will be satisfied from the cash flows of the VIEs consolidated assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. The following tables provide supplemental information about assets, liabilities, revenues and costs and expenses associated with entities consolidated in accordance with FIN 46-R and are not classified as held for sale at the dates indicated. The assets and liabilities of these VIEs are included in the balance sheets as indicated (in thousands):

                                                                                JUNE 30,         SEPTEMBER 30,
                                                                                  2005               2004
                                                                              -----------        ------------
ASSETS:
   Cash and cash equivalents..............................................    $       494        $      1,306
   Accounts receivable, prepaid expenses and other current assets.........            154                 347
   Property and equipment, net of accumulated depreciation of $1,793
     and $1,462...........................................................         41,837              58,897
   Other assets, net......................................................             --                   8
                                                                              -----------        ------------
                                                                              $    42,485        $     60,558
                                                                              ===========        ============

LIABILITIES:
   Current portion of long-term debt......................................    $       686        $        790
   Accounts payable.......................................................          3,884               4,036
   Accrued liabilities and other current liabilities......................            471                 481
   Long-term debt.........................................................         18,001              22,849
   Deferred revenue and other liabilities.................................            186               1,835
                                                                              -----------        ------------
                                                                              $    23,228        $     29,991
                                                                              ===========        ============


                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                          ------------------------     ------------------------
                                                             2005          2004           2005          2004
                                                          ----------    ----------     ----------    ----------
CONTINUING OPERATIONS - FIN 46:
   Revenues - real estate..............................   $    3,725    $    2,728     $    9,435    $    7,714
   Costs and expenses:
     Operating expenses - real estate..................        2,780         1,459          6,426         4,488
     Depreciation and amortization.....................          372           390          1,031         1,044
                                                          ----------    ----------     ----------    ----------
   Operating income....................................          573           879          1,978         2,182
   Interest expense....................................          261           237            785           864
                                                          ----------    ----------     ----------    ----------
     Income from continuing operations before taxes....   $      312    $      642     $    1,193    $    1,318
                                                          ==========    ==========     ==========    ==========

         Minimum future rental income under non-cancelable operating leases associated with real estate rental properties owned by the Company or real estate consolidated under FIN 46-R that have terms in excess of one year for each of the five succeeding years ended June 30, are as follows: 2006 - $715,000; 2007 - $673,000; 2008 - $679,000; 2009 - $644,000 and 2010 - $583,000.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 6 - INVESTMENTS IN REAL ESTATE - (CONTINUED)

VARIABLE INTEREST ENTITIES - (CONTINUED)

         The following tables provide supplemental information about assets, liabilities and discontinued operations associated with six entities that are held for sale, substantially all of which are consolidated in accordance with FIN 46-R (in thousands):

                                                                               JUNE 30,          SEPTEMBER 30,
                                                                                 2005                2004
                                                                             ------------         -----------
ASSETS:
   Cash and cash equivalents.............................................    $      1,497         $     5,073
   Accounts receivable, prepaid expenses and other current assets........           2,348                 873
   Property and equipment, net...........................................          99,930              94,717
   Other assets, net.....................................................           1,006               2,300
                                                                             ------------         -----------
     Total assets held for sale..........................................    $    104,781         $   102,963
                                                                             ============         ===========

LIABILITIES:
   Mortgage loans........................................................    $     69,116         $    58,168
   Other liabilities.....................................................           7,837               7,132
                                                                             ------------         -----------
     Total liabilities associated with assets held for sale..............    $     76,953         $    65,300
                                                                             ============         ===========


                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                          -------------------------    -------------------------
                                                             2005          2004           2005          2004
                                                          ----------    -----------    ----------    -----------
LOSSES FROM DISCONTINUED OPERATIONS:
   Revenues............................................   $    4,025    $     3,927    $   12,112    $    10,369
   Costs and expenses..................................        3,663          4,218        10,856         11,252
                                                          ----------    -----------    ----------    -----------
   Operating income (loss).............................          362           (291)        1,256           (883)
   Loss on disposals...................................       (7,681)           (25)       (7,961)        (1,860)
   Income tax benefit..................................        2,482            111         2,342            958
                                                          ----------    -----------    ----------    -----------
     Losses from discontinued operations...............   $   (4,837)   $      (205)   $   (4,363)   $    (1,785)
                                                          ==========    ===========    ==========    ===========

         For further information, see Note 15 on discontinued operations and
Note 18 in the subsequent events footnote for loss on disposal.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 7 - INVESTMENT IN RESOURCE CAPITAL CORP.

         In March 2005, the Company formed and sponsored Resource Capital Corp. ("RCC"), a real estate investment trust that is managed by the Company. RCC's principal business activity is to purchase and manage a diversified portfolio of real estate related securities and commercial finance assets. The Company purchased 1.0 million shares of RCC common stock for $15.00 per share and was granted 345,000 shares of RCC restricted common stock and options to purchase 651,666 common shares of RCC at an exercise price of $15.00 per share. As of June 30, 2005, the Company has awarded 279,000 of these restricted shares to certain members of RCC's management. The investment of $15.0 million is carried at the lower cost or market.

NOTE 8 - INVESTMENTS IN TRAPEZA ENTITIES

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

NOTE 9 - INVESTMENTS IN FINANCIAL FUND MANAGEMENT ENTITIES

         Investments in financial fund management entities contain the interests in unconsolidated collateralized debt obligations owned by partnerships that the Company controls and as a result, the entities are consolidated. The Company accounts for these interests in accordance with EITF 99-20 and reflects the interest owned by third parties as minority interest in financial fund management on the consolidated balance sheets. The Company's combined general and limited partner interests in these entities range from 15% to 36%.

NOTE 10 - PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation, depletion and amortization is based on cost, less estimated salvage value, using the straight-line method over the assets' estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property and equipment are capitalized.

         The estimated service lives of property and equipment are as follows:

  Leasehold improvements...................................    1-7 years
  Land and buildings tenant-in-common interest.............     28 years
  Real estate assets - FIN 46..............................     40 years
  Furniture and equipment..................................    3-7 years
  Energy property and equipment............................   3-40 years

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 10 - PROPERTY AND EQUIPMENT - (CONTINUED)

         Property and equipment, net, consists of the following (in thousands):

                                                                                  JUNE 30,          SEPTEMBER 30,
                                                                                    2005                2004
                                                                               -------------       --------------
Leasehold improvements.....................................................    $         571       $          403
Land and buildings tenant-in-common interest...............................           14,022                   --
Real estate assets - FIN 46................................................           43,630               60,358
Furniture and equipment....................................................            3,811                2,962
Energy property and equipment (see Note 1).................................               --              379,939
                                                                               -------------       --------------
                                                                                      62,034              443,662
Accumulated depreciation, depletion and amortization:
    Energy property and equipment..........................................               --              (66,847)
    Other .................................................................           (3,566)              (2,623)
                                                                               -------------       --------------
                                                                                      (3,566)             (69,470)
                                                                               -------------       --------------
                                                                               $      58,468       $      374,192
                                                                               =============       ==============

NOTE 11 - OTHER ASSETS

         The following table provides information about other assets (in thousands):

                                                                                  JUNE 30,          SEPTEMBER 30,
                                                                                    2005                2004
                                                                               -------------       --------------
Investments in The Bancorp, Inc. common stock, at estimated fair value including unrealized gains of $2,979 at June 30, 2005 and at cost at
    September 30, 2004.....................................................    $       6,983       $        4,004
Investment in RAIT Investment Trust, at estimated fair value including
    unrealized gains of $90 and $1,483.....................................              169                3,026
Energy assets (see Note 1).................................................               --               15,198
Other......................................................................            9,962                7,276
                                                                               -------------       --------------
                                                                               $      17,114       $       29,504
                                                                               =============       ==============

         The Company accounts for its investments in The Bancorp, Inc. ("TBBK") and RAIT Investment Trust ("RAIT") common shares in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are classified as available-for-sale and, as such, are carried at fair market value based on market quotes. Unrealized gains are reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. The Company's investment in TBBK preferred shares is valued at the lower of cost or market and is included in other.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 12 - DEBT

         Total debt consists of the following (in thousands):

                                                                                 JUNE 30,        SEPTEMBER 30,
                                                                                   2005              2004
                                                                              -------------       -----------
Real estate - FIN 46 mortgage loans.......................................    $      18,687       $    23,639
Mortgage payable tenant-in-common interest................................           10,399                --
Equipment finance - revolving credit facilities...........................           45,625            18,083
Energy facilities and term loan (see Note 1)..............................               --            85,000
Other debt................................................................               83             2,612
                                                                              -------------       -----------
    Total debt............................................................           74,794           129,334
Less current equipment finance - revolving credit facilities..............           45,625             8,487
Less current maturities...................................................              700             6,151
                                                                              -------------       -----------
Long-term debt...........................................................     $      28,469       $   114,696
                                                                              =============       ===========

         Annual debt principal payments over the next five years ending June 30 are as follows (in thousands):

            2006.....................................    $ 46,325
            2007.....................................       1,543
            2008.....................................         739
            2009.....................................         781
            2010.....................................      14,220


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

         The following table details receivables from related parties (in thousands):

                                                                                JUNE 30,           SEPTEMBER 30,
                                                                                  2005                  2004
                                                                              -------------        ------------
Real estate investment partnerships.......................................    $       2,224        $        509
Equipment finance partnerships............................................            1,060                 467
Atlas America.............................................................            1,297                  --
Financial fund management entities........................................              923                  --
Other.....................................................................               18                  --
                                                                              -------------        ------------
                                                                              $       5,522        $        976
                                                                              =============        ============

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (CONTINUED)

         Relationship with Real Estate Investment Partnerships. In the three months ended June 30, 2005 and 2004 and the nine months ended June 30, 2005 and 2004, the Company received fees from real estate investment partnerships in which it was the general partner and manager of $1.8 million and $641,000, respectively, and $3.2 million and $1.4 million, respectively.

         Relationship with Equipment Finance Partnerships. In the three months ended June 30, 2005 and 2004 and the nine months ended June 30, 2005 and 2004, the Company received fees from equipment finance partnerships in which it was the general partner and manager of $639,000 and $261,000, respectively, and $2.0 million and $701,000, respectively.

         Relationship with Atlas America. On June 30, 2005, the Company completed the spin-off of Atlas America. Certain operating expenditures totaling $1.3 million that remain to be settled between the Company and Atlas America are reflected in the consolidated balance sheets as receivables from related parties. In connection with the spin-off, the Company and Atlas America have entered into a series of agreements, including shared services and tax matters, which will govern the future contractual obligations between the two companies.

         Relationships with Trapeza and Structured Finance Fund ("SFF") Partnerships. In the three months ended June 30, 2005 and 2004 and nine months ended June 30, 2005 and 2004, the Company received fees from Trapeza and SFF partnerships in which it was the general partner and manager of $1.2 million and $329,000, respectively, and $2.6 million, and $1.6 million, respectively.

         Relationship with RCC. In the three and nine months ended June 30, 2005, the Company received management fees and net equity compensation revenue (See Note 7) of $1.4 million and $1.8 million, respectively, from RCC, which began operations in March 2005. In addition, the Company was reimbursed $325,000 for operating expenses in the three and nine months ended June 30, 2005. The Company is the external manager of RCC.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 14 - OTHER INCOME

         The Company's other income, net consists of the following (in thousands):

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                             ------------------------     -------------------------
                                                                2005          2004           2005           2004
                                                             ----------    ----------     ----------     ----------
Settlement of claim against directors' and officers'
    liability insurance carrier...........................   $       --    $       --     $    1,400     $       --
Gains on sales of RAIT shares.............................           --         1,601          1,459          7,095
Write-off of deferred finance costs and premium paid
    on redemption of senior notes.........................           --            --             --         (1,955)
Dividend income from RAIT.................................            2           177             10            848
Dividend income from TBBK.................................           38            --             38             --
Interest income...........................................          256            98            700            307
Other.....................................................           14            83            181            276
                                                             ----------    ----------     ----------     ----------
                                                             $      310    $    1,959     $    3,788     $    6,571
                                                             ==========    ==========     ==========     ==========

NOTE 15 - DISCONTINUED OPERATIONS

         As a result of the spin-off of Atlas America, the results of its operations are reflected as discontinued operations for all periods presented. The loss on disposal included as part of discontinued operations reflects a non-cash charge of $1.3 million related to the acceleration of stock options held by Atlas America employees, in addition to legal, accounting and valuation fees related to the spin-off.

         Summarized operating results of energy operations of Atlas America are as follows (in thousands):

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                             ------------------------     -------------------------
                                                                2005          2004           2005           2004
                                                             ----------    ----------     ----------     ----------
Income from discontinued operations before taxes..........   $    9,634    $    5,904     $   31,450     $   21,145
Loss on disposal..........................................       (2,130)           --         (2,508)            --
Provision for income taxes................................       (4,603)       (1,999)       (12,322)        (7,181)
                                                             ----------    ----------     ----------     ----------
Income from discontinued operations, net..................   $    2,901    $    3,905     $   16,620     $   13,964
                                                             ==========    ==========     ==========     ==========

         The assets and liabilities of three and six real estate entities as of June 30, 2005 and 2004, respectively, that are consolidated under the provisions of FIN 46-R and three real estate properties owned have been classified as held for sale based on the Company's intent to sell its interests in the properties and in the VIE's real estate loans' underlying assets and liabilities included in the Company's consolidated financial statements.

         Summarized operating results of real estate held for sale are as follows (in thousands):

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                             ------------------------     -------------------------
                                                                2005          2004           2005           2004
                                                             ----------    ----------     ----------     ----------
Income (loss) from discontinued operations before taxes...   $      362   $      (291)    $    1,256     $     (883)
Loss on disposal..........................................       (7,681)          (25)        (7,961)        (1,860)
Income tax benefit........................................        2,482           111          2,342            958
                                                             ----------    ----------     ----------     ----------
Loss from discontinued operations, net....................   $   (4,837)   $     (205)    $   (4,363)    $   (1,785)
                                                             ==========    ==========     ==========     ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 15 - DISCONTINUED OPERATIONS - (CONTINUED)

         In September 1999, the Company adopted a plan to discontinue its residential mortgage lending business, LowCostLoan.com, Inc. ("LCL"), formerly Fidelity Mortgage Funding, Inc. The business was disposed of in November 2000. Accordingly, LCL has been reported as a discontinued operation. Upon final resolution of certain lease obligations and assets associated with LCL, the Company had recognized a gain on disposal in the periods shown below. Summarized results of LCL are as follows (in thousands):

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                             ------------------------     -------------------------
                                                                2005          2004           2005           2004
                                                             ----------    ----------     ----------     ----------
Gain on disposal..........................................   $       36    $       --     $       36     $      602
Income tax provision......................................          (12)           --            (12)          (210)
                                                             ----------    ----------     ----------     ----------
Income from discontinued operations, net..................   $       24    $       --     $       24     $      392
                                                             ==========    ==========     ==========     ==========

         Summarized results of discontinued energy, real estate and LCL operations are as follows (in thousands):

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                             ------------------------     -------------------------
                                                                2005          2004           2005           2004
                                                             ----------    ----------     ----------     ----------
Income from discontinued operations before tax............   $    9,996    $    5,613     $   32,706     $   20,262
Loss on disposal..........................................       (9,775)          (25)       (10,433)        (1,258)
Income tax provision......................................       (2,133)       (1,888)        (9,992)        (6,433)
                                                             ----------    ----------     ----------     ----------
Income (loss) from discontinued operations................   $   (1,912)   $    3,700     $   12,281     $   12,571
                                                             ===========   ==========     ==========     ==========

NOTE 16 - OPERATING SEGMENTS

         The Company's operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions. In addition to its reporting operating segments, certain other activities are reported in the "All other" category. Summarized operating segment data are as follows (in thousands):

THREE MONTHS ENDED JUNE 30, 2005:

                                   Revenues from                                       Other significant
                                      external       Depreciation        Segment             items:
                                     customers     and amortization   profit (loss)      segment assets
                                     ---------     ----------------   -------------      --------------
Real estate.....................     $ 11,104        $      375        $    6,216         $   233,629
Equipment finance...............        3,481               372                98              70,706
Financial fund management.......        4,828                18             1,823              56,338
All other(a)....................           --                55            (1,660)             68,758
Eliminations....................           --                --                --             (45,260)
                                     --------        ----------        ----------         -----------
Totals..........................     $ 19,413        $      820        $    6,477         $   384,171
                                     ========        ==========        ==========         ===========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 16 - OPERATING SEGMENTS - (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2004:

                                   Revenues from                                       Other significant
                                      external       Depreciation        Segment             items:
                                     customers     and amortization   profit (loss)      segment assets
                                     ---------     ----------------   -------------      --------------
Real estate.....................       $  4,921        $    501          $  1,645         $   244,690
Equipment finance...............          1,326             200            (1,100)             55,055
Financial fund management.......            968              --               278               8,687
All other(a)....................             --              41            (2,116)            367,214
Eliminations....................             --              --                --             (70,148)
                                       --------        --------          --------         -----------
Totals..........................       $  7,215        $    742          $ (1,293)        $   605,498
                                       ========        ========          ========         ===========


NINE MONTHS ENDED JUNE 30, 2005:

                                   Revenues from                                       Other significant
                                      external       Depreciation        Segment             items:
                                     customers     and amortization   profit (loss)      segment assets
                                     ---------     ----------------   -------------      --------------
Real estate.....................       $ 20,008        $  1,174          $  6,858         $   233,629
Equipment finance...............          9,190             755               172              70,706
Financial fund management.......         10,908              46             3,851              56,338
All other(a)....................             --             158            (1,951)             68,758
Eliminations....................             --              --                --             (45,260)
                                       --------      ----------        ----------         -----------
Totals..........................       $ 40,106        $  2,133          $  8,930         $   384,171
                                       ========        ========          ========         ===========


NINE MONTHS ENDED JUNE 30, 2004:

                                   Revenues from                                       Other significant
                                      external       Depreciation        Segment             items:
                                     customers     and amortization   profit (loss)      segment assets
                                     ---------     ----------------   -------------      --------------
Real estate.....................       $ 13,575      $    1,329        $    2,049        $     244,690
Equipment finance...............          4,191             308            (2,569)              55,055
Financial fund management.......          4,046              --             2,708                8,687
All other(a)....................             --             121            (2,521)             367,214
Eliminations....................             --              --                --              (70,148)
                                       --------      ----------        ----------         ------------
Totals..........................       $ 21,812      $    1,758        $     (333)       $     605,498
                                       ========      ==========        ==========        =============

------------
(a) Includes general corporate expenses and assets not allocable to any particular segment and energy segment assets as of the three and nine months ended June 30, 2004. There are no corresponding energy segment assets as of June 30, 2005 due to the spin-off of Atlas America.

         Segment profit (loss) represents income from continuing operations before income taxes. Energy results have been reclassified as discontinued operations and are therefore excluded from this presentation.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

NOTE 18 - SUBSEQUENT EVENTS

         On July 29, 2005, an Agreement of Sale among the Company and Scott Schaeffer, as sellers, and ACP Mid-Atlantic LLC ("Buyer") became definitive. Pursuant to the Agreement of Sale, (i) the Company agreed to sell to Buyer a promissory note in the original principal amount of $31,000,000 made by ABB South Street Associates, LLC ("ABB") (which owns the Alex Brown Building located in Baltimore, Maryland), which note has a current principal balance of $56.3 million and which is secured by ownership interests in ABB; and (ii) the Company agreed to sell to Buyer all of its equity interests in ABB. Scott Schaeffer also agreed to sell certain equity interests to Buyer. Although the Company owns a promissory note, ABB is a variable interest entity pursuant to FIN 46-R under whose provisions ABB has been consolidated in the Company's financial statements (see Note 6). In connection with the sale, the Company expects to receive net proceeds of approximately $20.0 million and assumption by Buyer of $65.0 million of debt. Closing is contingent upon the approval of the lender holding the mortgage loan on the Alex Brown Building and the approval of the other equity holders. Based on the contract value and an estimate of remaining costs and indemnities associated with the transaction, a write-down of $7.6 million was recorded in the June 30, 2005 consolidated financial statements.

         In July 2005, RCC filed a registration statement with the Securities and Exchange Commission for an initial public offering of common stock. The number of shares and pricing have not yet been determined.

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

OVERVIEW OF THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004

         We completed the spin-off of Atlas America, Inc., our former energy business, in our third fiscal quarter ended June 30, 2005. With the spin-off completed, we no longer consolidate Atlas America's financial statements with ours and, as a result, our assets, liabilities, stockholders' equity and revenues and expenses have been substantially reduced. Although the distribution itself will be tax-free to our stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries. We anticipate that any liability arising from this transaction will be reimbursed to us by Atlas America.

         The initiatives we began in fiscal 2003 to expand our specialized asset management businesses resulted in material growth in both revenues and assets under management for those operations. Our total assets under management increased from $2.7 billion at June 30, 2004 to $5.7 billion at June 30, 2005, a 113% increase. The growth was the result of an increase in real estate assets managed on behalf of limited partnerships that we sponsor; an increase in equipment finance assets managed on behalf of limited partnerships we sponsor and on behalf of Merrill Lynch; and an increase in the financial fund management assets we manage on behalf of individual and institutional investors and on behalf of Resource Capital Corp. or RCC, an externally managed real estate investment trust that we sponsored in March 2005.

         The following table sets forth certain information relating to our assets under management (in millions):

                                                        AS OF JUNE 30,
                                               -------------------------------
                                                  2005                2004
                                               -----------        ------------
Real estate.................................   $       482        $        439
Equipment finance...........................           291                 139
Financial fund management...................         4,973               2,118
                                               -----------        ------------
                                               $     5,746        $      2,696
                                               ===========        ============

         Our revenues in each of our business segments are generated by the fees we earn for structuring and managing the investment partnerships we sponsor on behalf of individual and institutional investors and the income produced by assets and investments we hold.

         The following table set forth certain information related to the revenues we recognized (in thousands):

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                             ------------------------     -------------------------
                                                                2005          2004           2005           2004
                                                             ----------    ----------     ----------     ----------
Finance and rental revenues(1)............................   $    5,589    $    4,642     $   14,133     $   12,466
Fund management revenues ((2))............................        7,009         2,439         18,510          7,580
Other((3))................................................        6,815           134          7,463          1,766
                                                             ----------    ----------     ----------     ----------
                                                             $   19,413    $    7,215     $   40,106     $   21,812
                                                             ==========    ==========     ==========     ==========

---------------
(1) includes interest and accreted discount income from our real estate operations, interest income from our equipment finance operations and revenues from certain real estate assets;
(2) includes fees from each of our real estate, equipment finance and financial fund management operations; our share of the income or loss from limited and general partnership interests we own in our real estate and financial fund management operations; as well as fees earned from our real estate and equipment finance operations; and
(3) includes the resolution of loans and other property interests we hold in our real estate segment; the disposition of leases in our equipment finance operations; equity compensation earned in connection with the formation of RCC and documentation; and late fee charges from our equipment finance operations.

         A detailed description of the revenues generated by each of our business segments can be found under Results of Operations: Real Estate, Equipment Finance and Financial Fund Management.

RESULTS OF OPERATIONS: REAL ESTATE

         In real estate we manage two classes of assets:

         o real estate loans, owned assets and ventures, known collectively as our legacy portfolio; and

         o   real estate investment limited partnerships.

                                                            (in millions)
                                                        JUNE 30,      JUNE 30,
                                                          2005          2004
                                                       ----------    ----------
Legacy portfolio.....................................  $      307    $      332
Real estate investment limited partnerships..........         175           107
                                                       ----------    ----------
                                                       $      482    $      439
                                                       ==========    ==========

         During the twelve months ended June 30, 2005, we increased our total assets under management to $481.6 million as compared to $438.6 million as of June 30, 2004.

         We have sponsored four real estate investment limited partnerships and one tenant-in-common offering as of June 30, 2005 and three partnership offerings as of June 30, 2004. We increased the amount of assets we managed on behalf of the real estate investment limited partnerships we sponsored to $174.8 million at June 30, 2005 from $106.7 million at June 30, 2004.

         As part of our strategic plan, we are continuing to resolve our real estate loan portfolio through sales and loan resolutions. In the twelve months ended June 30, 2005, we resolved loans with a book value of $23.9 million, realizing $24.4 million in net proceeds. In addition, we refinanced the first mortgage on a property accounted for by us as a FIN 46 asset and received net proceeds of $8.6 million. The first mortgage on a real estate venture in which we have a 50% interest was refinanced and received net proceeds of $13.6 million. As a result, the loans and real estate assets in our loan portfolio, principally outstanding loan receivables, decreased from $331.9 million at June 30, 2004 to $306.8 million at June 30, 2005.

         During the three and nine months ended June 30, 2005, our real estate operations continued to be affected by three principal trends or events:

         o we continued to selectively resolve the loans in our legacy portfolio through repayments, sales, refinancings and restructurings;

         o we sought growth in our real estate business through the sponsorship of real estate investment partnerships in which we are also a minority investor; and

         o   the adoption of FIN 46-R.

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

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                            ------------------------     --------------------------
                                                               2005          2004           2005           2004
                                                            -----------   ----------     ----------      ----------
Revenues:
    FIN 46 revenues......................................   $    3,725    $    2,728     $    9,435      $    7,714
    Fund management......................................        1,669           641          3,184           1,371
    Interest.............................................          149           225            550             792
    Accreted loan discount (net of collection of
      interest)..........................................          299           574            775           1,552
    Gains on resolution of loans, FIN 46 assets and
      ventures...........................................        5,733            --          5,900             732
    Earnings (losses) of equity investees
      (net of depreciation of $490 and $219).............         (641)           96           (176)            473
    Rental...............................................          170           657            340             941
                                                            ----------    ----------     ----------      ----------
                                                            $   11,104    $    4,921     $   20,008      $   13,575
                                                            ==========    ==========     ==========      ==========
Costs and expenses:
    Real estate general and administrative...............   $    1,462    $      764     $    4,588      $    3,117
    Rental...............................................           --           (16)            --              36
    FIN 46 operating expenses............................        2,780         1,459          6,426           4,488
                                                            ----------    ----------     ----------      ----------
                                                            $    4,242    $    2,207     $   11,014      $    7,641
                                                            ==========    ==========     ==========      ==========

Revenues - Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004

         Revenues increased $6.2 million (126%) for the three months ended June 30, 2005 as compared to the prior year period. We attribute the increase to the following:

         o a $997,000 increase (37%) in FIN 46 revenues. The increase is primarily related to a hotel property in Savannah, Georgia that we foreclosed on during the three months ended June 30, 2005; we included five months of operating income in our results for the three months ended June 30, 2005 as compared to three months for the three months ended June 30, 2004;

         o a $1.0 million increase (160%) in fund management revenues. We earned fees for services provided to the real estate investment partnerships which we sponsored relating to the purchase and third party financing of three properties during the three months ended June 30, 2005. These transaction fees totaled $1.3 million for the three months ended June 30, 2005. Transaction fees related to the purchase and third party financing of one property totaled $453,000 for three months ended June 30, 2004. Additionally, we earned management fees for the properties owned by real estate investment partnerships which we sponsored totaling $319,000 for the three months ended June 30, 2005 as compared to $188,000 for the three months ended June 30, 2004. We anticipate earning additional fees from our existing partnerships and any future real estate investment partnerships which we may sponsor; and

         o a $5.7 million increase in gains on resolution of loans, FIN 46 assets and ventures. We recognized no gains during the three months ended June 30, 2004. A partnership in which we own a 50% equity interest refinanced its mortgage. We received net proceeds from the refinancing of $13.6 million which was $4.2 million in excess of the recorded value of our 50% interest. We recognized the $4.2 million as a gain. In addition, during the three months ended June 30, 2005 we foreclosed on a loan that was classified as a FIN 46 asset on our balance sheet. In connection with the foreclosure, we acquired a note payable for $540,000 that was recorded on our books as a FIN 46 liability in the amount of $1.6 million; as a result we recognized a gain of $1.0 million. The foreclosed asset is recorded as an investment in real estate at June 30, 2005.

         The increase was partially offset by the following:

         o a $351,000 decrease (44%) in interest and accreted discount income for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 resulting from the resolution of four loans which decreased interest income by $369,000;

         o a $737,000 decrease (768%) in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method. The decrease for the three months ended June 30, 2005 was primarily due to losses incurred through equity investments in our real estate investment partnerships made subsequent to June 30, 2004 and the loss from an equity investment which was converted from a loan during fiscal 2004. We support our real estate investment partnerships by making long-term limited partnership investments. In addition, from time-to-time, we make bridge investments in the underlying properties to facilitate acquisitions. We record losses on our equity method investments primarily as a result of depreciation and amortization expense recorded by the real estate investment partnerships. As additional investors are admitted to the real estate investment partnerships, we transfer our bridge investment in the real estate investment partnerships to new investors at our original cost and recognize a gain approximately equal to the previously recognized losses incurred; and

         o a $487,000 decrease (74%) in rental income reflecting the sale of a real estate investment during the fourth quarter of fiscal 2004.

         Gain on resolution of loans, FIN 46 assets and other real estate assets (if any) and the amount of fees received (if any) vary by each transaction and, accordingly, there may be significant variations in our gains on resolutions and fee income from period to period.

Costs and Expenses - Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004

         Costs and expenses of our real estate operations were $4.2 million for the three months ended June 30, 2005, an increase of $2.0 million (92%) as compared to the three months ended June 30, 2004. We attribute the increase to the following:

         o a $698,000 increase (91%) in real estate general and administrative expenses. The increase resulted primarily from the following:

            - a $216,000 increase in wages and benefits as a result of the addition of personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate and to expand our real estate operations through the sponsorship of real estate investment partnerships;

            - a $97,000 increase in sales and marketing expenses (none for the three months ended June 30, 2004) reflecting the efforts of in-house marketing personnel and external wholesale representatives to sell interests in our real estate investment partnerships and an increase in travel costs of $88,000 due to the increased acquisition activity associated with our management of our real estate investment programs;

            - a $144,000 increase in property management expenses related to real estate investment partnerships; and

            -  a $153,000 net increase in outside services and office expenses.

         o an increase of $1.3 million (91%) in FIN 46 operating expenses. The increase is primarily related to a hotel property in Savannah, Georgia that we foreclosed on during the three months ended June 30, 2005; we included five months of operating expenses in our results for the three months ended June 30, 2005 as compared to three months for the three months ended June 30, 2004.

Revenues - Nine months Ended June 30, 2005 as Compared to the Nine months Ended June 30, 2004

         Revenues increased $6.4 million (47%) to $20.0 million in the nine months ended June 30, 2005 from $13.6 million in the nine months ended June 30, 2004. We attribute the increase to the following:

         o a $1.7 million increase (22%) in FIN 46 revenues for the nine months ended June 30, 2005, as compared to the nine months ended June 30, 2004. The increase is primarily related to a hotel property in Savannah, Georgia that we foreclosed on during the nine months ended June 30, 2005; we included eleven months of operating income in our results for the nine months ended June 30, 2005 as compared to nine months for the nine months ended June 30, 2004;

         o a $1.8 million increase (132%) in fund management revenues for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. We earned fees for services provided to the real estate investment partnerships which we sponsored relating to the purchase and third party financing of five properties in the nine months ended June 30, 2005 and two properties in the nine months ended June 30, 2004. The transaction fees totaled $2.4 million for the nine months ended June 30, 2005 and $846,000 for the nine months ended June 30, 2004. Additionally, we earned management fees for the properties owned by real estate investment partnerships which we sponsored totaling $814,000 for the nine months ended June 30, 2005 and $525,000 for the nine months ended June 30, 2004; and

         o a $5.2 million increase (706%) in gains on resolutions of loans, FIN 46 assets and real estate assets. A partnership in which we own a 50% equity interest refinanced its mortgage. We received net proceeds from the refinancing of $13.6 million which was $4.2 million in excess of the recorded value of our 50% interest. We recognized the $4.2 million as a gain. In addition, during the nine months ended June 30, 2005, we foreclosed on a loan that was classified as a FIN 46 asset on our balance sheet. In connection with the foreclosure, we acquired a note payable for $540,000 that was recorded on our books as a FIN 46 liability in the amount of $1.6 million; as a result we recognized a gain of $1.0 million. The foreclosed asset is recorded as an investment in real estate at June 30, 2005. We recognized an additional gain of $85,000 in connection with the resolution of an asset that was originally resolved during fiscal year 2004. We recognized an aggregate gain of $518,000 on the sale of two investments in our real estate investment partnerships during fiscal year 2005. In the nine months ended June 30, 2004, we resolved three loans having an aggregate book value of $3.7 million for $3.5 million, recognizing losses of $109,000. We also received $3.4 million for the sale of our investment in one venture resulting in a gain of $841,000.

         The increases were partially offset by the following:

         o a $1.0 million decrease (43%) in interest and accreted discount income resulting from the resolution of six loans since June 30, 2004. The decrease relates principally to one loan resolved during fiscal 2004;

         o an $649,000 decrease (137%) in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. The decrease for the nine months ended June 30, 2005 was primarily due to losses incurred through equity investments in our real estate investment partnerships made subsequent to June 30, 2004 and the loss from an equity investment which was converted from a loan during fiscal 2004. We support our real estate investment partnerships by making long-term limited partnership investments. In addition, from time-to-time, we make bridge investments in the underlying properties to facilitate acquisitions. We record losses on our equity method investments primarily as a result of depreciation and amortization expense recorded by the real estate investment partnerships. As additional investors are admitted to the real estate investment partnerships, we transfer the bridge investment in the real estate investment partnership to new investors at our original cost and recognize a gain approximately equal to the previously recognized losses incurred; and

         o a $601,000 decrease (64%) in rental income for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004 because of the sale of a real estate investment during the fourth quarter of fiscal 2004.

         Gains on resolutions of loans, FIN 46 assets and other real estate assets (if any) and the amount of fees received (if any) vary from transaction to transaction and there may be significant variations in our gains on resolutions and fee income from period to period.

Costs and Expenses - Nine Months Ended June 30, 2005 as Compared to the Nine Months Ended June 30, 2004

         Costs and expenses of our real estate operations were $11.0 million for the nine months ended June 30, 2005, an increase of $3.4 million (44%) as compared to the nine months ended June 30, 2004.

         We attribute the increase to the following:

         o an increase of $1.5 million (47%) in real estate general and administrative expenses in the nine months ended June 30, 2005, as compared to the nine months ended June 30, 2004. The increase resulted primarily from the following:

            - a $1.3 million increase in wages and benefits and $22,000 in office expenses as a result of the addition of personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate and to expand our real estate operations through the sponsorship of real estate investment partnerships;

            - a $113,000 increase in both property management expenses related to real estate investment partnerships and $164,000 of travel costs due to the increased acquisition activity associated with managing our real estate investment programs;

            - a $183,000 increase in sales and marketing expenses reflecting the efforts of in-house marketing personnel and external wholesale representatives to sell interests in our real estate investment partnerships;

            - a $262,000 decrease in outside services, primarily legal and consulting; and

         o a $1.9 million increase (43%) in FIN 46 operating expenses for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. The increase is primarily related to a hotel property in Savannah, Georgia that we foreclosed on during the three months ended June 30, 2005; we included five months of operating expense in our results for the three months ended June 30, 2005 as compared to three months for the three months ended June 30, 2004.

RESULTS OF OPERATIONS: EQUIPMENT FINANCE

         During the twelve months ended June 30, 2005, we continued to increase our assets under management to $290.7 million as compared to $138.9 million as of June 30, 2004, an increase of $151.8 million (109%). Our equipment finance origination growth was driven by our March 2005 acquisition of the business and lease portfolio of Allco Enterprises totaling $28.0 million, new vendor programs as well as expansion of our sales staff. This growth was facilitated by our relationships with Merrill Lynch and our investment partnerships.

         In December 2004, we began the $60.0 million offering of our second investment partnership Lease Equity Appreciation Fund II ("LEAF II"). On April 14, 2005, we sold the required number of units to break escrow and commenced operations. As of June 30, 2005, LEAF II has raised $4.8 million. As of June 30, 2005, Lease Equity Appreciation Fund I ("LEAF I"), our first investment partnership, has approached full investment and has $92.3 million in equipment finance assets. In March 2005, our agreement with Merrill Lynch Equipment Finance LLC ("Merrill Lynch") was extended for two more years until April 2007.

         The following table sets forth certain information relating to assets managed on behalf of our investment partnerships, Merrill Lynch and ourselves (in thousands):

                                            JUNE 30,           JUNE 30,
                                              2005               2004
                                          -------------       -----------
LEAF Financial.........................   $      54,899       $    41,860
LEAF I.................................          92,314            36,753
LEAF II................................           5,899                --
Merrill Lynch..........................         137,571            60,266
                                          -------------       -----------
                                          $     290,683       $   138,879
                                          =============       ===========

         The following table sets forth certain information related to the types of businesses in which our equipment finance assets are used and the concentration by type of equipment finance assets under management as of June 30, 2005, as a percentage of our total managed portfolio:

LESSEE BUSINESS                                                  EQUIPMENT UNDER LEASE
---------------                                                  ---------------------
Services                                     51%                 Industrial                                25%
Manufacturing services                       12%                 Medical                                   22%
Retail trade services                        12%                 Computers                                 17%
Wholesaler trade                              5%                 Office equipment                          10%
Transportation / Communication                5%                 Software                                   7%
Finance / Insurance                           5%                 Garment care                               7%
Construction                                  5%                 Communication                              4%
Agriculture                                   2%                 Building systems                           4%
Other                                         3%                 Other                                      4%
                                       --------                                                       -------
                                            100%                                                          100%
                                       ========                                                       =======

         The revenues from our equipment finance operations consist primarily of finance revenues from financings (leases and loans) owned by us before they are sold; asset acquisition fees which are earned when equipment finance assets are sold to one of the investment partnerships; or Merrill Lynch and asset management fees which are earned over the life of the lease after a lease is sold. The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our equipment finance operations (in thousands):

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                            -------------------------   --------------------------
                                                                2005          2004          2005            2004
                                                            ----------     ----------   -----------     ----------
Revenues:
    Finance..............................................   $    1,246     $      458    $    3,033     $    1,467
    Fund management fees.................................        1,968            869         5,626          2,245
    Other................................................          267             (1)          531            479
                                                            ----------     ----------    ----------     ----------
                                                            $    3,481     $    1,326    $    9,190     $    4,191
                                                            ==========     ==========    ==========     ==========

Costs and expenses......................................    $    2,467     $    1,975    $    6,976     $    5,627
                                                            ==========     ==========    ==========     ==========

Revenues - Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004

         Revenue increased $2.2 million (163%) for the three months ended June 30, 2005 as compared to the prior year period. We attribute this increase to the following:

         o $788,000 (172%) increase in finance revenues for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to the growth in lease originations;

         o $1.1 million (126%) increase in fund management fees for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase resulted primarily from the following:

             - $932,000 (453%) increase in asset management fees for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 resulting from the increase in assets under management of our affiliated partnerships and Merrill Lynch ($290.7 million as compared to $138.9 million as of June 30, 2005 and 2004 respectively);

             - $167,000 (25%) increase in asset acquisition fees for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 resulting from the increase in leases sold to our affiliated partnerships and Merrill Lynch; and

         o $268,000 increase in other income for the three month period June 30, 2005 as compared to the three months ended June 30, 2004. This increase is due to gains on lease dispositions of $131,000, an increase in documentation fees and late charges of $61,000 and interest income of $70,000.

Costs and Expenses - Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004

         Costs and expenses increased $492,000 (25%) for the three month period ended June 30, 2005 as compared to the prior year period. We attribute this increase to the following:

         o $586,000 increase in salary expense for the three months ended June 30, 2005 as compared to the three month period ended June 30, 2004. This increase is a result of additional personnel needed to support the expansion of our operations; and

         o $94,000 decrease in general and administrative expenses for the three month period ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease resulted primarily from the following:

            - a onetime $359,000 liquidation expense incurred in 2004 as a result of dissolving other affiliated partnerships; and

            - an increase in the expenses reimbursed from our investment partnerships of $104,000 which results in a decrease to general and administrative expenses.

         These decreases were partially offset by the following:

         o an increase in professional fees of $136,000 related to accounting, legal and consulting. These increases are the result of the over all expansion of our operation;

         o an $88,000 increase in UCC filing fees which is related to the increase in assets under management;

         o a $79,000 increase in travel and entertainment as result of the expansion of our business development activities; and

         o  a $52,000 increase in business development expenses.

Revenues - Nine Months Ended June 30, 2005 as Compared to the Nine Months Ended June 30, 2004

         Revenues increased $5.0 million (119%) to $9.2 million in the nine months ended June 30, 2005 as compared to the prior year period. We attribute the increase to the following:

         o $1.6 million increase in finance revenues for the nine month period ended June 30, 2005 as compared to the nine month period ended June 30, 2004. This increase is primarily due to an increase of $71.8 million in lease originations for the nine month period ended June 30, 2005 as compared to the prior year period;

         o $3.4 million (151%) increase in fund management fees for the nine month period ended June 30, 2005 as compared to the nine month period ended June 30, 2004. We attribute this increase to the following:

             - $2.0 million increase in asset management fees for the nine month period ended June 30, 2005 as compared to the nine month period ended June 30, 2004. This increase is directly related to our increase in assets under management;

             - $1.4 million increase in asset acquisition fees for the nine month period ended June 30, 2005 as compared to the nine month period ended June 30, 2004. Our increase in lease originations allowed us to increase our sales to our affiliated partnerships and Merrill Lynch for which we are paid acquisition fees; and

         o $52,000 increase in other income for the nine month period ended June 30, 2005 as compared to the nine month period ended June 30, 2004. This increase is primarily due to an increase in our fee income offset by a decrease in gains on dispositions of lease assets.

Costs and Expenses - Nine Months Ended June 30, 2005 as Compared to the Nine Months Ended June 30, 2004

         Costs and expenses increased $1.3 million (24%) for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.

         We attribute this increase to the following:

         o $1.8 million increase in salary, wages and benefits for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. This increase is due to additional personnel for further expansion of our operations;

         o $485,000 decrease in general and administrative expenses for the nine month period ended June 30, 2005 as compared to the nine months ended June 30, 2004. We attribute this decrease to the following:

            - $1.2 million decrease in offering and organization expenses related to our affiliated partnerships for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004; and

            - $360,000 decrease in liquidation expense as a result of a one time charge in 2004 as a result of dissolving other affiliated partnerships.

         The decreases were partially offset by the following:

         o $473,000 decrease in expenses reimbursed to us by our investment partnerships;

         o $206,000 increase in travel and entertainment expenses resulting from the expansion of our business development activities;

         o $183,000 increase in professional fees related to accounting, legal and consulting. This increase is directly related the over all expansion of our operations;

         o $124,000 increase in credit report fees as a result of our increased lease originations; and

         o $41,000 increase in insurance resulting from the overall expansion of our operations for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.

RESULTS OF OPERATIONS:  FINANCIAL FUND MANAGEMENT

         In financial fund management, we manage the following types of securities and loans:

         o bank and bank holding company and insurance trust preferred securities ("Trapeza");

         o  asset-backed securities ("Ischus");

         o  syndicated loans ("Apidos"); and

         o  mezzanine and B notes ("Resource Real Estate").

         During the twelve months ended June 30, 2005, we continued to increase our assets under management to $5.0 billion as compared to $2.1 billion as of June 30, 2004. The following table sets forth certain information relating to assets managed on behalf of institutions and individual investors and assets managed on behalf of a newly formed mortgage REIT, Resource Capital Corp. ("RCC"), which is managed by us (in millions).

                                                                        AS OF JUNE 30, 2005
                                                           ---------------------------------------------------
                                                           INSTITUTIONAL AND
                                                              INDIVIDUAL
                                                               INVESTORS            RCC          TOTAL BY TYPE
                                                           -----------------     ----------      -------------
Assets Under Management:
    Trapeza.............................................       $   2,643         $       --          $  2,643
    Ischus..............................................             859              1,257             2,116
    Apidos..............................................              34                155               189
    Resource Real Estate................................              --                 25                25
                                                               ---------         ----------          --------
                                                               $   3,536         $    1,437          $  4,973
                                                               =========         ==========          ========

         Through management of these assets we earn management fees, administration fees and reimbursements as follows:

Assets managed on behalf of institutional and individual investors

         o collateral management fees - these vary by CDO issuer, but have ranged from between 0.25% and 0.60% of the aggregate principal balance of the collateral securities owned by the CDO issuers collateralized debt obligations ("CDO"); and

         o administration fees - these vary by limited partnership, but have ranged from between 0.75% and 2.00% of the partnership capital balance.

Assets managed on behalf of RCC

         o base management fee - 1.50% annually of RCC's equity, paid monthly, as defined under the Management Agreement, dated March 8, 2005, between Resource Capital Manager, Inc. ("RCM"), an indirect wholly-owned subsidiary, and RCC;

         o incentive management fee - 25% of RCC's net income (as defined in the Management Agreement) in excess of the greater of a return of 8.00% or the 10 year Treasury rate plus 2.00%; and

         o reimbursements - we receive expense reimbursements from RCC on a monthly basis for certain out-of-pocket expenses that relate to RCC.

TRAPEZA

         We have co-sponsored, structured and currently co-manage seven CDO issuers holding approximately $2.4 billion in bank and bank holding company trust preferred securities. At June 30, 2005, we managed $244.2 million in bank and bank holding company and insurance trust preferred securities for our eighth CDO and anticipate closing this CDO in August 2005 after fully ramping the warehouse line to include $300.0 million of these securities when closed. The Company anticipates that it will make an equity investment in this transaction.

         We own a 50% interest in an entity that manages five CDO issuers in this series with collateral pools consisting of the trust preferred securities of financial institutions and a 33.33% interest in another entity that manages two collateral pools of trust preferred CDO issuers. We also own a 50% interest in the general partners of the limited partnerships (the "Trapeza Partnerships") that own the equity interest of the five Trapeza CDO issuers. We also have invested as a limited partner in each of these limited partnerships.

         We derive revenues from these CDO operations through management and administration fees. We also receive distributions on amounts we invest in the limited partnerships. Management fees vary by CDO issuer, but have ranged from between 0.25% and 0.60% of the aggregate principal balance of the collateral securities owned by the CDO issuers. These fees are also shared with our co-sponsors. The fees are payable monthly, quarterly or semi-annually, as long as the Trapeza management entity continues as the collateral manager of the CDO issuer. Our interest in distributions from the CDO issuers varies with the amount of our investment in a particular limited partnership and with the terms of our general partner interest. We have incentive distribution interests in four of the partnerships.

ISCHUS

         In June 2004, we formed Ischus to focus on selecting, managing and investing in and managing asset-backed securities ("ABS") (primarily real estate asset-backed securities) including residential mortgage-backed securities and commercial mortgage backed securities. In December 2004, we closed Ischus CDO I Ltd, a CDO with approximately $400.0 million in ABS collateral. At June 30, 2005, we managed $459.2 million of asset-backed securities for Ischus III and anticipate closing this CDO after fully ramping the warehouse line to include $1.5 billion of these securities when closed. The Company anticipates making an equity investment in this transaction. Ischus acts as collateral manager for CDO I and will act as collateral manager for Ischus III.

         We own a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., ("SFF"). These partnerships own a portion of the equity interests of three Trapeza CDO issuers and Ischus CDO I, Ltd. We also have invested as a limited partner in each of these limited partnerships.

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

APIDOS

         In January 2005, we formed Apidos to focus on selecting, investing and managing syndicated loans. Apidos intends to leverage our expertise and experience as a CDO collateral manager. At June 30, 2005, we managed $34.5 million of these types of loans for Apidos II and anticipate closing a CDO after fully ramping the warehouse line to include $350.0 million of these types of loans. Apidos will act as collateral manager for the CDO. The Company anticipates making an equity investment in this transaction.

RCC

         In March 2005, we formed RCC, a real estate investment trust, externally managed by RCM. The offering generated gross proceeds of approximately $230.0 million and net proceeds of approximately $214.2 million to RCC, after deducting the initial purchaser's discount and placement fees and estimated offering expenses. RCC's principal business activity is to purchase and manage a diversified portfolio of real estate related securities and commercial finance assets.

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

         At June 30, 2005, we managed a portfolio of over $1.4 billion of diversified real estate related securities and commercial finance assets, including $936.5 million of agency and $321.0 million of non-agency (Ischus II) asset-backed securities managed by Ischus, $154.5 million of syndicated loans (Apidos I) managed by Apidos, and $25.2 million of mezzanine B notes managed by Resource Real Estate.

         In connection with the formation of RCC, we were granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15.00 per share. We subsequently transferred 279,000 of restricted shares to certain members of RCC's management.

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                          ------------------------    ------------------------
                                                             2005          2004          2005           2004
                                                          ----------    ----------    ----------    ----------
Revenues:
    Fund management fees...............................   $    1,035    $      493    $    2,862    $    1,242
    Earnings of consolidated partnerships..............          556            --         1,719            --
    Limited and general partner interests..............        1,756           340         3,890         2,249
    RCC management fee and equity compensation.........        1,386            --         1,800            --
    Other..............................................           95           135           637           555
                                                          ----------   -----------    ----------    ----------
                                                          $    4,828    $      968    $   10,908    $    4,046
                                                          ==========    ==========    ==========    ==========

Costs and expenses:
    General and administrative.........................   $    1,893    $      689    $    4,196    $    1,300
    Equity compensation expense........................          349            --           405            --
    Expenses of consolidated partnerships..............           21            --           119            --
                                                          ----------    ----------    ----------    ----------
                                                          $    2,263    $      689    $    4,720    $    1,300
                                                          ==========    ==========    ==========    ==========

Revenues - Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004

         Revenues increased $3.9 million (399%) to $4.8 million in the three months ended June 30, 2005 from $968,000 in the three months ended June 30, 2004. We attribute the increase to the following:

         o a $542,000 increase in fund management fees for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was as a result of a full quarter in the three months ended June 30, 2005 of fund management fees for our sixth and seventh Trapeza CDO issuer and our first Ischus CDO issuer;

         o a $556,000 increase in earnings of consolidated partnerships resulting from the following:

            - in May 2004, SFF invested $6.9 million in Trapeza CDO V and VI. In December 2004, SFF invested $4.5 million in Ischus CDO I. In January 2005, SFF invested $1.3 million in Trapeza CDO VII. We began to consolidate SFF on October 1, 2004, when we assumed control. Interest income from SFF investments in unconsolidated CDO issuers of $343,000 was recognized in the three months ended June 30, 2005; and

            - in December 2004, we invested $2.5 million in Ischus CDO I which resulted in the recognition of $217,000 of net interest income in the three months ended June 30, 2005. In April 2005, we sold $2.0 million of our interest in Ischus CDO I and incurred a loss of $64,000.

         o a $1.4 million increase in limited and general partner interests for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increase resulted primarily from an increase in net unrealized appreciation on the mark-to-market of securities and swap agreements of $1.2 million. In addition, an increase of $162,000 in our share of the operating results of our unconsolidated Trapeza Partnerships for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to the result of higher interest spreads generated from our investments in Trapeza CDOs;

         o a $1.4 million increase in RCC management fees and equity compensation. The increase resulted primarily from the following:

            - a $574,000 increase in RCC management fees for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 as RCC. These fees are the result of the management agreement, dated March 8, 2005, between RCM and RCC; and

            - an $812,000 increase in RCC equity compensation for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. In connection with the formation of RCC, we were granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15.00 per share.

         o a $40,000 decrease in other revenue. The decrease resulted primarily from the following:

            - a $303,000 decrease in net reimbursement fees in the three months ended June 30, 2005 as compared to the three months June 30, 2004. The fees accrued in the three months ended June 30, 2004 were due to the anticipation of the completion of Trapeza CDO VI. No such fees were accrued in the three months ended June 30, 2005, which was partially offset by;

            - a $169,000 increase in net operating expenses for the three months ended June 30, 2004; and

            - a $92,000 increase in consulting and advisory fees for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. These fees are the result of consulting services relating to structuring of financing transactions.

Costs and Expenses - Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004

         Costs and expenses of our financial fund management operations increased $1.6 million (228%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. We attribute the increase to the following:

         o a $1.2 million increase in general and administrative expenses. The increase resulted primarily from the following:

            - a $992,000 increase in wages and benefits as a result of the addition of collateral management personnel to select, invest, and manage our existing portfolio of asset-backed securities and syndicated loans;

            - a $230,000 increase in financial service fees and publications as a result of the implementation of new asset management systems in response to our growing assets under management;

            - a $431,000 increase in other operating expenses, primarily from increased rent allocations and other general and administrative expenses related to the addition of personnel; and

            - a decrease of $23,000 in outside services, primarily in professional fees.

         These increases were partially offset by reimbursed expenses of $80,000 and $325,000 from our Trapeza operations and RCC, respectively, for the three months ended June 30, 2005.

         o a $349,000 increase in equity compensation expense. The increase resulted from the amortization for the three months ended June 30, 2005 relating to the transfer of 279,000 restricted shares of RCC held by RCM to certain members of management.

         o a $21,000 increase in expense of consolidated partnerships. The increase resulted primarily from $19,000 of professional services incurred during the three months ended June 30, 2005. The minority interest share of the operating results of the limited partners of our consolidated partnerships for the three months ended June 30, 2005 is shown as a separate line item on the consolidated statements of income as minority interest expense.

         Expenses totaling $309,000 have been specifically identified as relating to RCC start-up costs in the consolidated statement of income for the three months ended June 30, 2005.

Revenues - Nine Months Ended June 30, 2005 as Compared to the Nine Months Ended June 30, 2004

         Revenues increased $6.9 million (170%) to $10.9 million in the nine months ended June 30, 2005 from $4.0 million in the nine months ended June 30, 2004. We attribute the increase to the following:

         o a $1.6 million increase in fund management fees for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004 which was principally caused by the completion of our seventh Trapeza CDO issuer and our first Ischus CDO issuer, coupled with nine months of collateral management fees for our fourth, fifth and sixth Trapeza CDO issuers;

         o a $1.7 million increase in our earnings from consolidated partnerships resulting from the following:

            - in May 2004, SFF invested $6.9 million in Trapeza CDO V and VI. In December 2004, SFF invested $4.5 million in Ischus CDO I. In January 2005, SFF invested $1.3 million in Trapeza CDO VII. We began to consolidate SFF on October 1, 2004 when we assumed control. Interest income from SFF investments in unconsolidated CDO issuers of $1.2 million was recognized in the nine months ended June 30, 2005; and

            - in December 2004, we invested $2.5 million in Ischus CDO I, which resulted in the recognition of $444,000 of interest income in the nine months ended June 30, 2005. In April 2005, we sold $2.0 million of our interest in Ischus CDO I.

         o a $1.6 million increase in limited and general partner interests for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004 resulting from the following:

            - a $1.4 million increase in net unrealized appreciation on the mark-to-market of securities and swap agreements in the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004; and

            - a $466,000 increase from our limited and general partner share of the operating results of our unconsolidated Trapeza Partnerships for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. The increase was the result of having five Trapeza Partnerships for the entire nine months ended June 30, 2005 as compared to three Trapeza Partnerships for the entire nine months ended June 30, 2004 in addition to higher interest spreads generated from our investments in Trapeza CDOs; which was partially offset by;

            - a $147,000 decrease in net reimbursement fees in the nine months ended June 30, 2005 as compared to the nine months June 30, 2004. The fees accrued in the nine months ended June 30, 2004 were due to the anticipation of the completion of Trapeza CDO VI. No such fees were accrued in other revenue in the nine months ended June 30, 2005;

            - a $83,000 decrease in net interest income for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004 due to securities held by Trapeza Partnerships for the nine months ended June 30, 2004. These securities were subsequently sold to Trapeza CDOs. No such securities were held by Trapeza Partnerships for the nine months ended June 30, 2005.

         o a $1.8 million increase in RCC management fees and equity compensation. RCC was formed in March 2005. The increase resulted primarily from the following:

            - a $782,000 increase in RCC management fees for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. These fees are the result of the management agreement, dated March 8, 2005, between RCM and RCC, previously described. These fees are paid on a monthly basis;

            - a $1.0 million increase in RCC equity compensation for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. In connection with the formation of RCC, we were granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15.00 per share; and

         o an $82,000 increase in other revenue. The increase resulted primarily from the following:

            - a $623,000 increase in consulting and advisory fees for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. These fees are the result of consulting services relating to structuring of financing transactions; which was partially offset by;

            - an $817,000 decrease in net reimbursement fees in the nine months ended June 30, 2005 as compared to the nine months June 30, 2004. The fees accrued in the nine months ended June 30, 2004 were due to the anticipation of the completion of Trapeza CDO VI. No such fees were accrued in the nine months ended June 30, 2005. These fees were partially offset by an increase in net operating expenses of $262,000 in the nine months ended June 30, 2004.

Costs and Expenses - Nine Months Ended June 30, 2005 as Compared to the Nine Months Ended June 30, 2004

         Costs and expenses of our financial fund management operations increased $3.4 million (263%) for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. We attribute the increases to the following:

         o a $2.9 million increase in general and administrative expenses. The increase resulted primarily from the following:

            - a $2.5 million increase in wages and benefits as a result of the addition of collateral management personnel to manage our existing portfolio of asset-backed securities and syndicated loans.

            - a $1.2 million increase in other operating expenses, primarily from increased rent allocations and other general and administrative expenses related to the addition of personnel.

            - a $555,000 increase in outside services, primarily in professional fees.

            - a $368,000 increase in financial software programs and publications as a result of the implementation of new asset management systems in response to our growing assets under management.

         These increases were partially offset by reimbursed expenses of $1.3 million from our Trapeza and Ischus operations and $325,000 from RCC, for the nine months ended June 30, 2005.

         o a $405,000 increase in equity compensation expense. The increase resulted from the amortization for the nine months ended June 30, 2005 related to the transfer of 279,000 RCM's restricted shares to certain members of RCC's management; and

         o a $119,000 increase in expenses of consolidated partnerships. The increase resulted primarily from $109,000 of professional services incurred and $8,000 of state, city and miscellaneous taxes. The minority interest share of the operating results of the limited partners of our consolidated partnerships for the nine months ended June 30, 2005 is shown as a separate line item in the consolidated statements of income as minority interest expense.

         In addition, expenses totaling $1.1 million have been specifically identified as relating to RCC start-up costs in the consolidated statements of income for the nine months ended June 30, 2005.

RESULTS OF OPERATIONS: OTHER COSTS AND EXPENSES AND OTHER INCOME (EXPENSE)

         General and administrative costs were $1.9 million and $5.5 million for the three and nine months ended June 30, 2005, respectively, a decrease of $2.0 million (51%) and $1.9 million (26%) as compared to $3.8 million and $7.4 million for the three and nine months ended June 30, 2004. In the three and nine months ended June 30, 2004, we incurred $1.5 million of reorganization expenses and spin-off costs in connection with the initial public offering and planned spin-off of Atlas America. Costs related to the spin-off of Atlas America are included in discontinued operations for the three and nine months ended June 30, 2005. In addition in the three months and nine months ended June 30, 2004, our corporate operations incurred legal and accounting fees which in the three months and nine months ended June 30, 2005 were allocated to our operating units. These decreases were in part offset by additional accounting and consulting fees related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

         Depreciation and amortization expense was $820,000 and $2.1 million for the three and nine months ended June 30, 2005, respectively, an increase of $78,000 (11%) and $375,000 (21%) as compared to $742,000 and $1.8 million for the three and nine months ended June 30, 2004, respectively. This increase arose primarily from our equipment finance operations which increased their operating lease assets owned to $4.7 million at June 30, 2005 from $532,000 at June 30, 2004.

         Our provision for possible losses decreased due to a recovery of $12,000 and a provision of $150,000 for the three and nine months ended June 30, 2005, respectively, from a provision of $182,000 and $582,000 for the three and nine months ended June 30, 2004, respectively. These decreases reflect primarily our decreased investment in our real estate loan portfolio and other real estate assets owned through the repayment of loans and property resolutions during the last twelve months.

         Interest expense was $863,000 and $2.2 million for the three and nine months ended June 30, 2005, respectively, an increase of $31,000 and a decrease of $2.2 million, as compared to $832,000 and $4.4 million for the three and nine months ended June 30, 2004, respectively. The decrease in interest expense for the nine months reflects the $1.4 million reduction of interest from the prior year redemption of our 12% senior notes and the repayment of other debt related to our real estate operations.

         At June 30, 2005, we owned a 15.1% and 36.1% limited partner interest in Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., ("SFF"), respectively, limited partnerships formed to invest in the equity of CDO issuers we have formed. We also own a 50% interest in Structured Finance Management, LLC and Structured Finance Fund GP LLC, the manager and general partner, respectively, of SFF. As the general partner, we control the operations of SFF and, therefore, include it in our consolidated financial statements and reflect the ownership of the partners as a minority interest. For the three and nine months ended June 30, 2005, we recorded $415,000 and $1.2 million of minority interest related to these entities. As of June 30, 2004, these entities were not yet formed.

         Other income, net, was $310,000 and $3.8 million for the three and nine months ended June 30, 2005, respectively, a decrease of $1.6 million and $2.8 million, as compared to $2.0 million and $6.6 million for the three and nine months ended June 30, 2004, respectively. During the nine months ended June 30, 2005 and 2004, we sold 105,000 and 597,700 shares, respectively, of RAIT and recorded gains of $1.5 million and $7.1 million, respectively. Dividend income from RAIT decreased by $838,000 to $10,000 for the nine months ended June 30, 2005 from $848,000 for the nine months ended June 30, 2004 as a result of these sales. As of June 30, 2005, we own approximately 5,600 shares of RAIT. The nine months ended June 30, 2004 reflected charges of $2.0 million related to the write-off of deferred finance costs and the premium paid on the redemption of our 12% senior notes.

         Our effective tax rate was 46% and 40% for the three and nine months ended June 30, 2005, respectively, a 12% and 6% increase as compared to the 34% effective rate for the three and nine months ended June 30, 2004. The increase in our tax rate results primarily from an increase in our state tax provision as a result of an increase in the pre-tax income of our continuing businesses.

DISCONTINUED OPERATIONS

         In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision to dispose of certain real estate investments and to spin-off Atlas America, our former energy subsidiary, resulted in the presentation of these operations as discontinued. On June 30, 2005, we distributed our remaining 10.7 million shares of Atlas America to our stockholders in the form of a tax free dividend. In addition, we classified three FIN 46 entities and three real estate properties owned as held for sale at June 30, 2005. We have reported their operations as discontinued.

LIQUIDITY AND CAPITAL RESOURCES

         General. Our major sources of liquidity have historically been cash generated by operations of Atlas America, resolutions of real estate loans and investments, borrowings under our existing credit facilities and sales of our RAIT shares. We have employed these funds principally to expand our specialized asset management operations and to reduce our outstanding debt and in fiscal 2004, for the redemption of our senior notes. We expect to fund our asset management business from a combination of cash to be generated by operations, our working capital, and borrowings under our existing credit facilities. The following table sets forth our sources and uses of cash for the periods presented (in thousands):

                                                                                       NINE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                 -------------------------------
                                                                                    2005                2004
                                                                                 -----------         -----------
Used in operating activities of continuing operations......................      $   (46,107)        $   (44,203)
(Used in) provided by investing activities of continuing operations........          (12,277)             68,765
Provided by (used in) financing activities of continuing operations........           38,445             (59,269)
Provided by discontinued operations........................................           22,915              59,092
Net cash retained by Atlas America.........................................          (29,192)                 --
                                                                                 -----------         -----------
                                                                                 $   (26,216)        $    24,385
                                                                                 ===========         ===========

         We had $42.9 million in cash and cash equivalents at June 30, 2005 compared to $69.1 million at September 30, 2004. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 11.5 to 1.0 for the nine months ended June 30, 2005 as compared to 1.1 to 1.0 for the nine months ended June 30, 2004. Our working capital was $73.0 million as of June 30, 2005 as compared to $54.5 million at September 30, 2004. The increase of $22.1 million primarily reflected our reduction in current liabilities principally as a result of the spin-off of Atlas America. Our ratio of long-term debt (including current maturities) to equity was 39% and 50% at June 30, 2005 and September 30, 2004, respectively.

         Cash Flows from Operating Activities. Net cash used in operating activities increased $1.9 million for the nine months ended June 30, 2005 to $46.1 million from $44.2 million for the nine months ended June 30, 2004, substantially as a result of the following:

         o changes in operating assets, liabilities and taxes accounted for $9.0 million use of cash, principally in connection with the purchase of a tenant-in-common or TIC interests offering sponsored by Resource Real Estate; offset in part by

         o a source of cash as a result of a $2.8 million decrease in net loss as adjusted to reconcile net income to net cash from operating activities; and

         o a decrease of $4.3 million in the cash used in our equipment finance operations.

         Cash Flows from Investing Activities. Net cash provided by our investing activities of continuing operations decreased by $81.0 million for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004, primarily as a result of the following:

         o in the nine months ended June 30, 2004, we received dividends from Atlas America of $52.1 million. No such dividends were received in the nine months ended June 30, 2005;

         o a $15.1 million increase in capital expenditures, of which $14.0 million related to the TIC; and

         o a decrease of $12.3 million in net proceeds received from the sale of shares we held of RAIT to $2.9 million for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.

         Cash Flows from Financing Activities. Net cash provided by our financing activities of continuing operations increased by $97.7 million for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. This increase in our cash flows is principally reflective of the following:

         o an increase in our borrowings, net of repayments, of $91.7 million in the nine months ended June 30, 2005, principally reflecting the redemption of $54.0 million of our outstanding senior notes during the nine months ended June 30, 2004; and

         o an increase of $4.3 million of additional proceeds from the issuance of common stock as a result of the exercise of employee stock options.

         Cash Flows from Discontinued Operations. Net cash provided by discontinued operations decreased by $65.4 million for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. This decrease included $29.2 million of cash retained by Atlas America in the spin-off of their business and a $25.9 million decrease in proceeds received from the resolution of real estate investments. We received $34.5 million principally from the sale of two FIN 46 assets offset by cash outlays for certain other discontinued assets in the nine months ended June 30, 2004 as compared to $8.6 million from the net proceeds received from the refinancing of a first mortgage on a FIN 46 property offset by cash outlays for other discontinued assets in the nine months ended June 30, 2004.

Capital Requirements

         The amount of funds we must commit to investments in our real estate, equipment finance and financial fund management operations depends upon the level of funds raised through real estate, equipment finance and financial fund management programs. We believe cash flows from operations, cash and other working capital and amounts available under our real estate and equipment finance credit facilities will be adequate to fund our contribution to these programs. However, the amount of funds we raise and the level of our investments will vary in the future depending on market conditions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables summarize our contractual obligations and commitments at June 30, 2005 (in thousands):

                                                                         PAYMENTS DUE BY PERIOD
                                                          ------------------------------------------------------
                                                          LESS THAN       1 - 3          4 - 5         AFTER 5
CONTRACTUAL CASH OBLIGATIONS:                TOTAL         1 YEAR         YEARS          YEARS          YEARS
                                          -----------     ----------    ---------      ---------      ----------
Long-term debt (1).....................   $    29,086     $      686    $   2,253      $  14,961      $   11,186
Secured revolving credit facilities....        45,625         45,625           --             --              --
Operating lease obligations............         4,931          1,227        2,339          1,365              --
Capital lease obligations..............            83             14           29             40              --
Unconditional purchase obligations.....            --             --           --             --              --
Other long-term obligations............            --             --           --             --              --
                                          -----------     ----------    ---------      ---------      ----------
Total contractual cash obligations.....   $    79,725     $   47,552    $   4,621      $  16,366      $   11,186
                                          ===========     ==========    =========      =========      ==========

--------------
(1) Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2005; Less than 1 year: $2.3 million; 1-3 years: $2.3 million; 4-5 years: $1.8 million and After 5 years; $655,000.

                                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                          ------------------------------------------------------
                                                          LESS THAN       1 - 3          4 - 5         AFTER 5
OTHER COMMERCIAL COMMITMENTS:                TOTAL         1 YEAR         YEARS          YEARS          YEARS
                                          -----------     ----------    ---------      ---------      ----------
Standby letters of credit..............   $        --    $        --    $       --     $      --      $       --
Guarantees.............................           338            338            --            --              --
Standby replacement commitments........         3,536          2,381         1,155            --              --
Other commercial commitments...........       327,230          3,607        68,206        68,996         186,421
                                          -----------    -----------    ----------     ---------      ----------
Total commercial commitments...........   $   331,104    $     6,326    $   69,361     $  68,996      $  186,421
                                          ===========    ===========    ==========     =========      ==========

         Real estate investment partnerships in which we have general partner interests have obtained senior lien financing with respect to eleven properties. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to six of our real estate investments. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next five years.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 154, "Accounting
Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principles. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Company's financial position or results of operations.

         In December 2004, the FASB issued a revision of SFAS 123, "Share-Based Payment" or SFAS 123-R which requires all share-based payments to employees to be recognized in the income statement based on their fair values. The Company's option grants to employees and directors, as well as any restricted stock awards represent share-based payments. SFAS 123-R supersedes Accounting Principles Board or APB Opinion 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." SFAS 123-R is effective for the Company beginning with its fiscal year commencing October 1, 2005. The adoption of SFAS 123-R may have a material impact on its financial statements in that fiscal year, but cannot now reasonably estimate the impact of adoption because the Company expects certain assumptions that can materially effect the calculation of the value of share-based payments to recipients to change between now and the time of adoption.

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

GENERAL

         We are exposed to various market risks, principally fluctuating interest rates. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities.

         The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred at June 30, 2005. We analyze only the potential impacts of hypothetical assumptions. Our analysis does not consider other possible effects that could impact our business.

REAL ESTATE

         Portfolio Loans and Related Senior Liens. We believe that none of the four loans held in our portfolio as of June 30, 2005 (including loans treated in our consolidated financial statements as FIN 46 entities) is sensitive to changes in interest rates since:

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

         FIN 46 Loans. Three loans we treat as FIN 46 liabilities upon adoption of FIN 46-R, and currently included in long-term debt, are at fixed interest rates and are thus not subject to interest rate fluctuations.

         Mortgage payable tenant-in-common interest. This mortgage is at a fixed rate and thus not subject to interest rate fluctuations.

EQUIPMENT FINANCE

         At June 30, 2005, the amount outstanding on the $45.0 million LEAF credit facility with National City Bank was $39.8 million at a weighted average interest rate of 5.7% while the amount outstanding on its $15.0 million credit facility with Commerce Bank was $5.8 million at a weighted average interest rate of 5.9%. A hypothetical 10% change in the weighted average interest rates on these facilities would change our annual net income by approximately $110,000.

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

         There have been no significant changes in our internal controls over financial reporting that have partially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on May 11, 2005, the stockholders of the Company elected two directors of the Company and approved the adoption of the Resource America, Inc. 2005 Omnibus Equity Compensation Plan. The stockholders voted 7,338,137 shares for, 3,471,684 shares against, and 59,264 shares abstained for the Plan adoption.

         Mr. Edward E. Cohen and Mr. Carlos C. Campbell were elected to serve as directors at the meeting. The voting results were 14,864,576 shares for and 1,742,079 shares withheld for Mr. Cohen and 16,323,875 shares for and 282,870 shares withheld for Mr. Campbell. Messrs. Michael J. Bradley, Jonathan Z. Cohen, Kenneth A. Kind, Andrew M. Lubin and John S. White continue to serve their terms as directors.

ITEM 6. EXHIBITS

        Exhibit No.   Description
        -----------   -----------

            3.1      Restated Certificate of Incorporation of Resource
                     America. (1)
            3.2      Amended and Restated Bylaws of Resource America. (1)
           10.1 Fourth Modification, dated June 30, 2005, of Revolving Credit Agreement, Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank.
           10.2(a) Seventh Amendment dated March 18, 2005, to Revolving Credit Agreement and Assignment Revolving Credit Agreement and Assignment between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc., dated June 11, 2002.
           10.2(b) Second Amendment to Guaranty of Payment Dated March 2005 between Resource America, Inc. and National City Bank.
           10.2(c) Eighth Amendment to Revolving Credit Agreement and Assignment dated June 29, 2005.
           10.15     2005 Equity Compensation Plan. (2)
           31.1      Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).
           31.2      Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).
           32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
           32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

-----------
(1) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2) Filed as an exhibit to our Proxy Statement on Schedule 14A on April 11, 2005 and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               RESOURCE AMERICA, INC.
                               (REGISTRANT)

Date: August 9, 2005           By: /s/ Steven J. Kessler
                                   ---------------------
                                   STEVEN J. KESSLER
                                   Executive Vice President and Chief Financial
                                   Officer



Date: August 9, 2005           By: /s/ Arthur J. Miller
                                   --------------------
                                   ARTHUR J. MILLER
                                   Vice President and Chief Accounting Officer