Form 10-K
period 2005-09-30
RESOURCE AMERICA INC
filed 2005-12-14
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-4408

                             RESOURCE AMERICA, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              72-0654145
----------------------------------------                     -------------------
(State or other  jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1845 WALNUT STREET, SUITE 1000
PHILADELPHIA, PA                                                           19103
----------------------------------------                     -------------------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2005) was approximately $512,845,000.

The number of outstanding shares of the registrant's common stock on December 1, 2005 was 18,060,825 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     [None]

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                                                   Page
                                                                                                                 ---------
PART I
        Item 1:       Business................................................................................       3 - 8
        Item 1A:      Risk Factors............................................................................      9 - 13
        Item 1B:      Unresolved Staff Comments...............................................................          13
        Item 2:       Properties..............................................................................          13
        Item 3:       Legal Proceedings.......................................................................          14
        Item 4:       Submission of Matters to a Vote of Security Holders.....................................          14

PART II
        Item 5:       Market for Registrant's Common Equity, Related Stockholder Matters and
                        Issuer Purchases of Equity Securities.................................................     14 - 15
        Item 6:       Selected Financial Data.................................................................          16
        Item 7:       Management's Discussion and Analysis of Financial Condition and
                         Results of Operations................................................................     17 - 40
        Item 7A:      Quantitative and Qualitative Disclosures About Market Risk..............................          41
        Item 8:       Financial Statements and Supplementary Data.............................................     42 - 85
        Item 9:       Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure..................................................................          86
        Item 9A:      Controls and Procedures.................................................................     86 - 87
        Item 9B:      Other Information.......................................................................          88

PART III
        Item 10:      Directors and Executive Officers of the Registrant......................................     89 - 91
        Item 11:      Executive Compensation..................................................................     92 - 95
        Item 12:      Security Ownership of Certain Beneficial Owners and Management and
                        Related Stockholder Matters...........................................................     96 - 97
        Item 13:      Certain Relationships and Related Transactions..........................................     98 - 99
        Item 14:      Principal Accounting Fees and Services..................................................         100

PART IV
        Item 15:      Exhibits, Financial Statement Schedules.................................................   101 - 102

SIGNATURES....................................................................................................         103

                                     PART I

ITEM 1. BUSINESS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT OUR FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. IN REAL ESTATE, THESE RISKS INCLUDE RISKS OF THE MARKETABILITY OF REAL ESTATE PROGRAMS, LOAN DEFAULTS, THE ADEQUACY OF OUR PROVISION FOR LOSSES AND THE ILLIQUIDITY OF OUR LOAN PORTFOLIO. IN OUR EQUIPMENT FINANCE AND FINANCIAL FUND MANAGEMENT BUSINESSES, THESE RISKS INCLUDE THE EFFECTS OF FLUCTATIONS IN INTEREST RATES AND THE MARKETABILITY OF EQUIPMENT FINANCE AND COLLATERALIZED DEBT OBLIGATION PROGRAMS. FOR A MORE COMPLETE DISCUSSION OF THE RISKS AND UNCERTAINTIES TO WHICH WE ARE SUBJECT, SEE "RISK FACTORS" IN THIS ITEM 1A.

GENERAL

         We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for our own account and for outside investors in the financial fund management, real estate and equipment finance sectors. As a specialized asset manager, we develop investment funds in which outside investors invest along with us and for which we provide asset management services. We limit our fund development and asset management services to asset classes in which we have specific expertise. We believe this strategy enhances the return on investment we can achieve for ourselves and for the investors in our funds. We managed approximately $7.1 billion in assets at the end of fiscal 2005 including $1.3 billion of financial fund management assets that are being carried on warehouse facilities for which we have been engaged as the collateral manager by collateralized debt obligation or CDO issuers for CDO's not closed at September 30, 2005 as follows:

         o $ 6.3 billion of financial fund management assets (88%); ((1))

         o $ 0.5 billion of real estate assets (8%); ((2)) and

         o $ 0.3 billion of equipment finance assets (4%) ((3))

         In fiscal 2004, in order to enhance shareholder value, we reorganized our company into two separate companies, with our company continuing its asset management business and our subsidiary, Atlas America, Inc. (Nasdaq: ATLS), separately continuing our energy business. In May 2004, Atlas America completed an initial public offering of 19.8% of its common stock as the first step in a planned spin-off to our stockholders. We completed the spin-off of Atlas America in our third fiscal quarter ended June 30, 2005 by distributing our remaining 80.2% of Atlas America's common stock to our stockholders.




-----------------------
(1) We value our financial fund management assets as the acquisition cost of the assets acquired by CDO issuers which we either manage or co-manage.

(2) We value our managed real estate assets as the sum of the amount of our outstanding loan receivables, including the loans underlying the assets and liabilities consolidated pursuant to Financial Accounting Standards Board Interpretation 46 as revised, or FIN 46R, plus the book value of our interests in real estate and the sum of the book values of real estate and other assets held by real estate investment partnerships and tenant-in-common, or TIC, programs we manage.

(3) We value our equipment finance assets as the sum of the book values of equipment held by us, by equipment leasing ventures we manage and by investment partnerships we manage.

         Following the spin-off, our continuing operations have used the specialized asset management platform we have developed to sponsor and manage public and private investment funds and their assets. Our asset management platform consists of three operating segments: financial fund management; real estate; and equipment finance. We conduct our financial fund management operations through three principal subsidiaries, as follows:

         o Apidos Capital Management, LLC invests in, finances and manages investments in syndicated bank loans.

         o Ischus Capital Management, LLC, invests in, finances, structures and manages investments in asset-backed securities (ABS) including but not limited to residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS).

         o Trapeza Capital Management, LLC, a joint venture between us and an unrelated third party, originates, structures, finances and manages investments in the trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies.

         We conduct our real estate operations through Resource Real Estate, Inc., which originates, finances and manages direct investments in real properties, real estate-related whole loans, subordinated interests in first mortgage loans (known as B notes) and loans subordinated to first mortgage loans and secured by pledges of the ownership interests in the borrower owning the property and/or a junior lien mortgage (known as mezzanine loans).

         We conduct our equipment finance operations through LEAF Financial Corporation which originates, manages and services small- and middle-ticket equipment finance assets, principally direct financing leases, but also including operating leases and equipment notes.

         Our revenues following the spin-off have consisted principally of:

         o fees paid to us in connection with the formation of our investment funds (including structuring, sales, acquisition and debt placement fees);

         o on-going management and administration fees for our services in managing our sponsored funds and their assets; and

         o distributions with respect to our investments in our sponsored investment funds and with respect to any incentive interests we may receive in those funds.

FINANCIAL FUND MANAGEMENT

         In our financial fund management operations, we have focused on the sponsorship of collateralized debt obligation, or CDO, issuers whose CDOs are backed by assets originated through Ischus, Apidos and Trapeza. We manage the assets acquired by the CDO issuers.

         In general, CDOs are issued by special purpose vehicles that hold portfolios of debt obligation securities. The CDO vehicle issues tranches of debt securities of different seniority, and equity, to fund the purchase of the portfolio. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the CDO vehicle are the "first loss" piece of the vehicle's capital structure, but they are also generally entitled to all residual amounts available for payment after the vehicle's obligations to the debt holders have been satisfied.

         As of September 30, 2005, we have sponsored or co-sponsored, structured and manage or co-manage 11 CDO issuers holding approximately $3.8 billion in assets. Ischus has sponsored and manages two CDO issuers holding approximately $778.7 million in RMBS, CMBS and ABS. Apidos has sponsored one CDO issuer holding approximately $280.4 million in syndicated bank loans. Trapeza has sponsored and manages eight CDO issuers holding approximately $2.9 billion in trust preferred securities. Through Trapeza, we own a 50% interest in an entity that manages six of the Trapeza CDO issuers and a 33.33% interest in an entity that manages two of the Trapeza CDO issuers. We also own a 50% interest in the general partners of the limited partnerships that own a portion of the equity interests in each of the seven Trapeza CDO issuers and in one of the Ischus CDO issuers. We also have invested as a limited partner in partnerships that manage the equity in these CDOs.

         In March 2005, we formed Resource Capital Corp., which we refer to as RCC, a real estate investment trust that is externally managed by Resource Capital Manager, Inc., which we refer to as RCM, an indirect wholly-owned subsidiary. Our March 2005 private offering generated gross proceeds of approximately $230.0 million and net proceeds of approximately $214.8 million to RCC, after deducting the initial purchaser's discount and placement fees and estimated offering expenses. We invested $15.0 million in RCC, for which we received 6.1% of its outstanding common stock, on a fully-diluted basis, and received restricted stock constituting an additional 2.1% of its common stock, on a fully-diluted basis, and options to purchase an additional 4.0% of its common stock, on a fully-diluted basis, at the private offering price. RCC's principal business activity is to purchase and manage a diversified portfolio of real estate related securities and commercial finance assets. As of September 30, 2005, we managed approximately $1.9 billion of assets on behalf of RCC, including $662.1 million of assets in Apidos I and Ischus II CDOs we sponsored, in which RCC holds the equity interest.

         We derive revenues from our CDO operations through management and administration fees. We also receive distributions on amounts we invest in limited partnerships that may be formed from time to time to purchase all or a portion of the equity in our CDO issuers. Management fees vary by CDO issuer but, excluding CDOs managed on behalf of RCC, have ranged from an annual fee of between 0.25% and 0.60% of the book value of collateral securities owned by the CDO issuers. For the Trapeza CDOs we manage, we share these fees with our co-sponsors. For CDOs managed on behalf of RCC, we receive fees directly from RCC pursuant to our management agreement in lieu of asset management fees paid by the CDO issuers, as further described below. These fees are payable monthly, quarterly or semi-annually, as long as we continue to manage the collateral on behalf of the CDO issuers and RCC. Our interest in distributions from the CDO issuers varies with the amount of our investment in a particular limited partnership and with the terms of our general partnership interest. In four of the partnerships, we have incentive distribution interests. As of September 30, 2005, our investment in limited partnership interests in the limited partnerships that own the equity of the CDO issuers was $10.5 million. We also had invested $2.5 million directly in the equity of two CDO issuers.

         We acquire collateral securities for our CDO issuers principally in transactions with the issuers of those securities. We fund the initial acquisition of the collateral securities through a secured warehouse credit facility prior to the closing of a CDO issuer's offering. At closing, the CDO issuer acquires these collateral securities with the proceeds it receives from the issuance of CDOs.

         As part of the structuring process, we are responsible for the evaluation of securities proposed for inclusion in the collateral pool. We analyze the creditworthiness of issuers, servicers and their securities through a credit committee made up of individuals with expertise in the targeted asset class. Because CDOs must be rated by one or more rating agencies in order for them to be eligible for many of the institutional investors to whom they are marketed, the credit committee applies rating agency standards when evaluating collateral securities for inclusion in a CDO issuance.

         We derive revenues from RCC through its management agreement with RCM. In return for our investment management and advisory services, RCM is entitled to receive a base management fee, incentive compensation and a reimbursement for out-of-pocket expenses that relate to RCC's activities. The base management fee is 1/12th of 1.50% of RCC's equity per month. RCC's equity for these purposes is, essentially, shareholder's equity in RCC, subject to adjustment for non-cash equity compensation expense and agreed-upon non-recurring changes in generally accepted accounting principles. The incentive compensation is equal to 25% of the amount by which RCC's net income exceeds an amount equal to the weighted average issuance price of RCC's common shares, multiplied by the greater of 2% or 0.50% plus one-fourth of the ten year treasury rate. In addition, we derive revenues from dividends paid on the RCC common stock we own.

REAL ESTATE

         General. Our real estate operations involve:

         o sponsorship and management of real estate investment partnerships and tenant in common or TIC programs, both of which are the current focus of our real estate operations;

         o the management, solely for RCC, of general investments in commercial real estate debt. These investments may include first mortgage debt, whole loans, mortgage participations, subordinate notes, mezzanine debt and related commercial real estate securities;

         o the management and resolution of a portfolio of real estate loans and property interests that we acquired at various times between 1991 and 1999;

         Real Estate Investment Partnerships and TIC Programs. Since 2003, we have sponsored five real estate investment partnerships and two tenant-in-common, or TIC, programs in which investors acquire real properties as tenant-in-common rather than through limited or general partnerships. The partnerships and TIC programs have raised a total of $45.8 million and $7.9 million, respectively. These partnerships and TIC programs have acquired interests in eleven multi-family apartment complexes. The aggregate investment in the properties by these programs, including debt financing, is $134.2 million. The combined acquisition cost of the real estate controlled by all programs is $201.6 million, including minority interests owned by third parties. We received acquisition, debt placement, and bridge equity fees from the partnerships and TIC programs in their acquisition stage. These fees, in the aggregate, have ranged from 1.75% to 2% of the acquisition costs of the properties. In their operational state, we receive property management fees of 5% of gross revenues and partnership or program management fees of 1% on our partnership and TIC interests. We typically subcontract our property management obligations to third party property managers, who are paid 3% to 4% of gross revenues.

         Loan and Property Interest Portfolio. In addition to our real estate investment partnerships and TIC programs, we have a portfolio of real estate loans and property interests which we sometimes refer to as our legacy portfolio. Between fiscal 1991 and 1999, our real estate operations focused on the purchase of commercial real estate loans at discounts to their outstanding loan balances and the appraised value of their underlying properties. As a consequence of our ownership, management and resolution of some of these loans, we have acquired direct and indirect property interests. Since fiscal 1999, we have focused on managing and resolving our existing portfolio. However, we may sell, purchase or originate portfolio loans or real property investments in the future as part of our management process or as opportunities arise. During fiscal 2005, we reduced the number of loans in our portfolio through the repayment of two loans offset by the addition of one loan in conjunction with the sale of an owned asset. We have retained interests in the properties underlying the restructured loans.

         The following table sets forth information about loans we hold in our portfolio and loans consolidated into our financial statements as a result of the adoption of FIN 46, as of September 30, 2005 (in thousands, except number of loans):

                                                                            Appraised                                Net Interest in
                                                          Outstanding       Value of                                  Outstanding
                                              Number of      Loans          Property   Third Party  Carried Cost of      Loans
                                                Loans     Receivable(1)     Loan(2)      Liens(3)    Investment(4)    Receivable(5)
                                              ---------   -------------     ---------  -----------  ---------------  ---------------
Portfolio loans.............................     5         $  62,384       $  59,690    $ 15,452      $  25,923         $ 46,932
Loans held as FIN 46 entities' assets.......     7         $ 231,543       $ 138,625    $ 84,612      $  38,193         $146,931

------------
(1) Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest at September 30, 2005.

(2) We generally obtain appraisals on each of the properties underlying our portfolio loans at least once every three years.

(3) Represents the amount of the senior lien interests at September 30, 2005.

(4) Represents the book cost of our investment, including subsequent advances, after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of, the loan, but excludes an allowance for possible losses of $770,000. For loans held as FIN 46 entities' assets, the carried cost represents our investment adjusted to reflect the requirements of FIN 46.

(5) Consists of the amounts set forth in the column "Outstanding Loan Receivable" less amounts in the column "Third Party Liens" at September 30, 2005.

         The following table reconciles the carried cost of investment for our FIN 46 loans at September 30, 2005 (in thousands).

Assets held for sale........................................................ $ 107,520

Liabilities associated with assets held for sale............................   (74,438)

FIN 46 entities' assets, net................................................     8,445

Real estate owned and classified as held for sale, net of related debt......    (3,334)
                                                                             ---------
Balance at September 30, 2005 - carried cost of investment.................. $  38,193
                                                                             =========

         Investments in Real Estate Owned. Excluding FIN 46 assets, we have direct ownership interests in three properties as of September 30, 2005 including a hotel property, an office building and a commercial building. As part of the process of resolving our loans, we may foreclose on a property underlying a loan or accept a deed-in-lieu of foreclosure. In fiscal 2005, we foreclosed on two properties underlying two of our loans. In addition, when we restructure a loan, we may retain an ownership interest in the underlying property or in an entity owning the property.

EQUIPMENT FINANCE

         We operate our equipment finance asset management business through our subsidiary, LEAF Financial Corporation. LEAF Financial manages all aspects of the equipment finance process, from the origination of leases and notes receivable to the end-of-lease asset disposition. After origination, LEAF Financial retains equipment finance assets for its own account for one to three months, then typically transfers the equipment finance assets either to investment partnerships sponsored by LEAF Financial, to third-party programs, or, to a limited extent, to RCC, with LEAF Financial continuing to manage and service the equipment finance assets. LEAF Financial focuses on originating small and mid-ticket equipment leases and notes receivable through strategic marketing alliances and other program relationships with equipment vendors, commercial banks and other financial institutions. The targeted lessees and borrowers are small and medium-sized companies across a wide array of industries. The primary equipment finance transaction size is under $2.0 million with an average size between $50,000 and $100,000. The financed equipment includes a wide array of business-essential equipment, including general office, medical practice, energy and climate control, and industrial equipment.

         During the years ended September 30, 2005, 2004 and 2003, LEAF Financial originated $250.8 million, $149.5 million and $49.0 million (based on book value) in equipment finance assets, respectively. As of September 30, 2005, 2004 and 2003, LEAF Financial managed equipment finance portfolios of $314.6 million, $164.8 million and $63.0 million (based on book value), respectively.

         We have sponsored two public equipment finance partnerships. Lease Equity Appreciation Fund I, which we refer to as LEAF Fund I, commenced operations in March 2003 and completed its offering period in August 2004, having raised $17.1 million of capital from investors. Lease Equity Appreciation Fund II, which we refer to as LEAF Fund II, commenced a public offering in December 2004 and began operations in April 2005. As of September 30, 2005, LEAF Fund II had raised $8.4 million of capital from investors. LEAF Financial manages $84.7 million and $27.7 million in equipment finance assets for LEAF Fund I and LEAF Fund II, respectively at September 30, 2005. LEAF Financial received organization and offering expense reimbursements, ranging from 3.0% to 3.5% of the capital raised in connection with the partnership's formation, a 2% acquisition fee on the equipment financings sold to the partnerships and receives subordinated management fees of ranging from 2% to 4% of the gross rental payments and a general partner's interest of 1% for managing a partnership and its assets. LEAF Financial is the general partner of both investment partnerships.

                  In April 2003, LEAF Financial entered into a Purchase, Sale and Contribution Agreement with certain subsidiaries of Merrill Lynch Equipment Finance LLC, which we refer to as ML. In accordance with this agreement, we may sell and ML will purchase up to $300.0 million of leases originated by LEAF Financial. LEAF Financial earns fees from the sale of equipment leases to ML and for servicing the ongoing portfolio. This agreement expires in April 2007.

         In July 2005, LEAF Financial entered into a Pooling and Servicing Agreement with ML to originate and service tax-exempt leases on their behalf. LEAF Financial earns fees from ML for the servicing of the ongoing portfolio.

         In September 2005, LEAF Financial entered into an agreement with RCC to originate and service equipment financings on RCC's behalf. LEAF Financial earns fees of 1% of the book value of the equipment underlying the equipment finance assets it sells to RCC and for servicing the ongoing portfolio.

         LEAF Financial had previously acted as the general partner of a series of public equipment finance partnerships commencing in December 1995. The last four of these partnerships were liquidated in March 2004.

CREDIT FACILITIES

         Through our financial fund management subsidiaries, we have a secured warehouse facility with Credit Suisse First Boston to purchase syndicated loans. We expect to acquire $350.0 million of syndicated loans through this facility and, thereafter, to finance and manage these assets through a CDO issuance. We anticipate closing this CDO in December 2005. As of September 30, 2005, $97.8 million was outstanding on this facility bearing interest equal to the London Inter-Bank Offered Rate or LIBOR, plus an amount ranging from 0.25% to 0.35%. The rate was 3.79% at September 30, 2005. This facility will expire and interest will be payable upon the closing of the CDO transaction. Borrowings under this facility are secured by the syndicated loans purchased. We have guaranteed the first $20.0 million of losses on the portfolio of syndicated loans, secured by a cash deposit of $5.0 million. Our guarantee terminates upon the closing of the CDO which has priced. We expect the closing to occur during the end of calendar 2005.

         Through our real estate subsidiaries, we have an $18.0 million line of credit with Sovereign Bank. The facility bears interest at the prime rate reported in The Wall Street Journal and expires in July 2006. Advances under this facility must be used to acquire real property, loans on real property or to reduce indebtedness on property loans. The facility is secured by the interest of our subsidiaries in assets they acquire using advances under the line of credit. Credit availability is based on the value of the assets pledged as security and was $18.0 million as of September 30, 2005, none of which had been drawn at that date. The facility imposes limitations on the incurrence of future indebtedness by our subsidiaries whose assets were pledged, and on sales, transfers or leases of their assets, and requires the subsidiaries to maintain both a specified level of equity and a specified debt service coverage ratio.

         LEAF Financial has entered into secured warehouse revolving credit facilities with National City Bank and Commerce Bank that have aggregate borrowing limits of $75.0 million and $15.0 million, respectively. These borrowings under the facilities bear interest at one of two rates, elected at LEAF Financial's option; (1) the lenders' prime rate plus 100 basis points, or
(ii) LIBOR plus 225 and 300 basis points, fixed with respect to any draw down at the time of borrowing. Borrowings under the facilities are secured by an assignment of the leases and notes receivable being financed and the underlying equipment being leased. Repayment of both facilities has been guaranteed by us. The facility with National City Bank expires in January 2006. At September 30, 2005, $30.2 million was outstanding on this facility at interest rates ranging from 4.8% to 5.8% with an average rate of 5.7% during fiscal 2005. The facility with Commerce Bank expires on April 30, 2006. At September 30, 2005, $740,000 was outstanding on this facility at interest rates ranging from 4.8% to 6.7% with an average rate of 6.2% during fiscal 2005.

EMPLOYEES

         As of September 30, 2005, we employed 154 persons: 30 in financial fund management; 22 in real estate; 81 in equipment finance; and 21 in corporate.

ITEM 1A. RISK FACTORS

         You should carefully consider the risks that follow together with all of the other information contained in this report in evaluating our company. If any of these risks develop into actual events, our business, financial condition and results of operations could be materially adversely affected and the trading price of our common stock could decline.

RISKS RELATED TO OUR BUSINESS GENERALLY

         OUR BUSINESS DEPENDS UPON OUR ABILITY TO SPONSOR AND RAISE INVESTOR CAPITAL FOR OUR INVESTMENT FUNDS.

         Our business as a specialized asset manager depends upon our ability to sponsor, and raise capital, through investment funds and to generate management fees by managing those funds and the assets they hold. If we are unable to raise capital through these funds, our ability to increase our managed assets, and thus our revenues from management fees, will be materially harmed. Our ability to raise capital through these funds will depend upon numerous factors, including

         o the performance of our existing funds;

         o market acceptance of the types of funds we sponsor;

         o the availability of qualified personnel to manage our funds;

         o the availability of suitable investments in the types of loans, real estate, equipment finance assets and other assets that we seek to acquire for our funds; and

         o interest rate changes and their effect on both the assets we seek to acquire for our funds, and the amount, cost and availability of acquisition financing.

         CHANGES IN GENERAL MARKET CONDITIONS COULD AFFECT OUR REVENUES AND OUR ABILITY TO GROW.

         Changes in economic or market conditions may impair the profitability and performance of, and the demand for, our investment funds and, as a result, our management services. Our ability to compete and grow depends, in part, on the relative attractiveness of the type of investment funds we sponsor and our management performance and strategies under prevailing market conditions. Changes in our absolute performance, or performance relative to competing investments, market indices or other criteria could impair our ability to maintain or increase our revenues.

         INCREASES IN INTEREST RATES MAY INCREASE OUR OPERATING COSTS.

         As of September 30, 2005, we had a real estate credit facility, two equipment finance credit facilities and, with respect to a CDO issuer we are sponsoring, a warehouse credit facility. We expect that in the course of our operations we will obtain other credit facilities. All of our current credit facilities are at variable interest rates, and we expect that future facilities will also be at variable rates. As a result, increases in interest rates on our credit facilities, to the extent they are not matched by increased interest rates or other income from the assets whose acquisition is financed by these facilities, will increase our interest costs, which would reduce our net income.

         CHANGES IN INTEREST RATES MAY IMPAIR THE OPERATING RESULTS OF OUR INVESTMENT FUNDS AND THEREBY IMPAIR OUR OPERATING RESULTS.

         The investments made by many of our funds are interest-rate sensitive. As a result, changes in interest rates could reduce the value of the assets held and the returns to investors, thereby impairing our ability to raise capital and reducing both our returns on amounts we have invested in the funds as well as management and other fees that may depend on fund net income.

         IF WE CANNOT GENERATE SUFFICIENT CASH TO FUND OUR PARTICIPATIONS IN OUR INVESTMENT FUNDS, OUR ABILITY TO MAINTAIN AND INCREASE OUR REVENUES MAY BE HARMED.

         We typically participate in our investment funds along with our investors, and believe that our participation enhances our ability to raise capital from investors. We typically fund our participations through cash derived from operations or from financing. If our cash from operations is insufficient to fund our participation in future investment funds we sponsor, and we cannot arrange for financing, our continuing ability to raise funds from investors and, thus, our ability to maintain and increase the revenues we receive from fund management, will be impaired.

         TERMINATION OF MANAGEMENT ARRANGEMENTS WITH ONE OR MORE OF OUR INVESTMENT FUNDS COULD HARM OUR BUSINESS.

         We provide our management services to our investment funds through management agreements, as well as through our position as the sole or managing general partner of partnership funds or as the operating manager of other fund entities, or combinations thereof. Our arrangements are long-term, and frequently have no specified termination dates. However, our management arrangements with, or our position as general partner or operating manager of, an investment fund typically may be terminated by action taken by the investors. Upon any such termination, our management fees, after payment of any termination payments required, would cease, reducing our expected revenues.

         WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH WHICH MAY DIVERT RESOURCES AND LIMIT OUR ABILITY TO EXPAND OUR OPERATIONS SUCCESSFULLY.

         The amount of assets we manage has grown substantially from $3.2 billion at September 30, 2004 to $7.1 billion at September 30, 2005. We expect to continue to experience significant growth in our assets under management. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. We may not implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Consequently, our continued growth may place a strain on our administrative and operations infrastructure. Any such strain could increase our costs or reduce or eliminate our profitability.

         OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO LOCATE AND RETAIN KEY PERSONNEL.

         Our ability to locate and retain quality personnel has contributed significantly to our growth and success and is important to attracting investors. The market for qualified executives, asset managers and other key personnel is extremely competitive. We cannot assure you that we will continue to be successful in our efforts to recruit and retain the required personnel. The loss of any of our professional personnel could reduce our revenues and earnings.

         WE ARE SUBJECT TO SUBSTANTIAL COMPETITION IN ALL ASPECTS OF OUR
BUSINESS.

         Our ability to sponsor investment funds is highly dependent on both our access to various distribution systems of national, regional and local securities firms, and our ability to locate and acquire appropriate assets for our investment funds. We are subject to substantial competition in each area. In the distribution area, our investment funds compete with those sponsored by other asset managers which are being distributed through the same networks as well as investments sponsored by the securities firms themselves. While we have been successful in maintaining access to these distribution channels, we cannot assure you that we will continue to do so. The inability to have continued access to our distribution channels could reduce the number of funds we sponsor and assets we manage, thereby impeding and possibly impairing our revenues and revenue growth.

         In acquiring appropriate assets for our investment funds, we compete with numerous public and private investment vehicles, commercial banks, investment banks and other financial institutions, as well as industry participants in each of our separate asset management areas. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Competition for desirable investments may result in higher costs and lower investment returns, and may delay our sponsorship of investment funds.

         THERE ARE FEW ECONOMIC BARRIERS TO ENTRY IN THE ASSET MANAGEMENT BUSINESS.

         Our investment funds compete against an ever-increasing number of investment and asset management products and services sponsored by investment banks, banks, insurance companies, financial services companies and others. There are few economic barriers to entry into the investment or asset management industries and, as a result, we expect that competition for access to distribution channels and appropriate assets to acquire will increase.

RISKS RELATING TO PARTICULAR ASPECTS OF OUR FINANCIAL FUND MANAGEMENT, REAL ESTATE AND EQUIPMENT FINANCE OPERATIONS

         OUR INCOME FROM OUR INTERESTS IN CDOS MAY BE VOLATILE.

         We account for our investments in the Trapeza CDO programs, described in "Business-Financial fund management," under the equity method of accounting. Accordingly, we recognize our percentage share of any income or loss of these entities. Because the Trapeza entities are investment companies for accounting purposes, such income or loss includes a "mark-to-market" adjustment to reflect the net changes in value, including unrealized appreciation or depreciation, in investments and swap agreements. Such value will be impacted by changes in the underlying quality of the Trapeza entities' investments and by changes in interest rates. To the extent that the Trapeza entities' investments are securities with a fixed rate of interest, increases in interest rates will likely cause the value of the investments to fall and decreases in interest rates will likely cause the value of the investments to rise. The Trapeza entities' various interest rate hedges and swap agreements will also change in value with changes in interest rates. In addition, as the equity interests that we hold in CDO issuers either directly or through limited partnership investments are terminated, we obtain a return of capital only after all payments are made on the CDOs. If there are defaults on the collateral securities held by these issuers, our distributions and return of capital upon liquidation may be reduced or eliminated. Accordingly, our income or loss from our CDO investments and from future similar CDO investments may be volatile.

         REAL ESTATE LOANS IN OUR PORTFOLIO ARE SUBJECT TO HIGHER RISK OF DEFAULT THAN FIRST MORTGAGE LOANS.

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

         REAL ESTATE LOANS IN OUR PORTFOLIO REQUIRE LARGE LUMP SUM PAYMENTS AT MATURITY, INCREASING THE RISK OF DEFAULT.

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

         THE VALUE OF OUR PORTFOLIO OF REAL ESTATE LOANS AND PROPERTY INTERESTS DEPENDS UPON THE VALUE OF THE UNDERLYING REAL PROPERTIES WHICH MAY DECLINE DUE TO FACTORS BEYOND OUR CONTROL.

         Declines in real property values generally and/or in those specific markets where the properties underlying our portfolio of loans and property interests are located could affect the value of those properties and, with respect to our portfolio loans, default rates. Properties underlying our loans and our property interests may be affected by general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors beyond our control. The value of real properties may also be affected by factors such as the cost of compliance with, and liability under environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. Operating and other expenses of real properties, particularly significant expenses such as real estate taxes, insurance and maintenance costs, generally do not decrease when revenues decrease and, even if revenues increase, operating and other expenses may increase faster than revenues.

         OUR PORTFOLIO OF REAL ESTATE LOANS PRINCIPALLY CONSIST OF JUNIOR MORTGAGE LOANS, WHICH ARE SUBJECT TO HIGHER DEFAULT RISKS THAN SENIOR FINANCING.

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

         OUR REAL ESTATE LOAN LOSS RESERVE MAY NOT BE SUFFICIENT TO COVER FUTURE LOSSES.

         At September 30, 2005, our allowance for possible losses was $770,000, which represents 1.3% of the book value of our investments in real estate loans and property interests. We cannot assure you that this allowance will prove to be sufficient to cover future losses, or that future provisions for losses will not be materially greater than those we have recorded to date. Losses that exceed our allowance for losses, or cause an increase in our provision for losses, could materially reduce our earnings.

         OUR REAL ESTATE LOANS ARE ILLIQUID, AND WE MAY NOT BE ABLE TO DIVEST THEM IN RESPONSE TO CHANGING ECONOMIC, FINANCIAL AND INVESTMENT CONDITIONS.

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

         HAZARDOUS OR TOXIC SUBSTANCES ON PROPERTIES UNDERLYING OUR LOANS MAY SUBJECT US TO ENVIRONMENTAL LIABILITIES.

         The existence of hazardous or toxic substances on a property will reduce its value and our ability to sell the property in the event of a default in the loan it underlies. Contamination of a real property by hazardous substances or toxic wastes not only may give rise to a lien on that property to assure payment of the cost of remediation, but also can result in liability to us as an owner, lender or, if we assume management, as an operator, for that cost regardless of whether we know of, or are responsible for, the contamination. In addition, if we arrange for disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses to remediate contaminated properties and may materially limit use of these properties. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

         WE MAY BE REQUIRED TO REPURCHASE UP TO $3.5 MILLION OF REAL ESTATE LOAN PARTICIPATIONS WE HAVE SOLD.

         Before fiscal 2000, we entered into a series of standby commitments with some participants in our loans which obligate us to repurchase their participations or substitute a performing loan if the borrower defaults. At September 30, 2005, the participations as to which we had standby commitments had an aggregate outstanding balance of $3.5 million.

         OUR EQUIPMENT LEASES MAY HAVE GREATER RISKS OF DEFAULT THAN SENIOR SECURED LOANS.

         While we expect that we will transfer our equipment financing assets, principally direct financing leases, operating leases and equipment notes, to third party programs or, to a lesser extent, RCC, we typically retain some equipment leases for our own account. Many of the entities seeking equipment financing from us are small- to mid-size businesses. As a result, we may be subject to higher risks of a default than if we provided equipment financing to larger businesses. While we will seek to repossess and re-lease or sell the equipment subject to a defaulted lease or other equipment finance instrument, we may not be able to do so on advantageous terms. If a lessee files for protection under the bankruptcy laws, we may experience difficulties and delays in recovering the equipment. Moreover, the equipment may be returned in poor condition and we may be unable to enforce important lease or loan provisions against an insolvent lessee, including the contract provisions that require lessee to return the equipment in good condition. In some cases, the deteriorating financial condition of a lessee may make trying to recover what it owes impractical. The costs of recovering equipment upon a default, enforcing obligations under the lease or loan, and transporting, storing, repairing and finding a new lessee or purchaser for the equipment may be high. Higher than expected lease defaults will result in a loss of anticipated revenues.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2. PROPERTIES

         We maintain our corporate executive office and certain of our financial fund management and real estate operations in Philadelphia, Pennsylvania under a lease for 20,207 square feet. This lease, which expires in May 2008, contains extension options through 2033 and is in an office building in which we own a 50% equity interest. We maintain a 12,930 square foot office in New York City, New York under a lease agreement that expires in March 2010 for certain of our financial fund management and real estate operations. Our equipment finance segment is located at another property in Philadelphia under a lease for 15,584 square feet currently with a commitment to expand to 22,569 and 29,554 square feet in April and October 2006, respectively. The lease expires in March 2008.

ITEM 3. LEGAL PROCEEDINGS

         In connection with our prior ownership of Atlas America, we remain a defendant in a class action originally filed in February 2000 in the New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased property to us. The complaint alleges that we are not paying landowners the proper amount of royalties with respect to natural gas produced from the leased properties. The complaint seeks damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that allegedly should have been paid. The action is currently in its discovery phase. We believe the complaint is without merit and are defending ourselves vigorously.

         We are also a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the quarter ended September 30, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is quoted on the Nasdaq National Market under the symbol "REXI." The following tables sets forth the high and low sale prices as reported by Nasdaq and as adjusted for the spin-off of Atlas America as of June 30, 2005, on a quarterly basis for our last two fiscal years.

                                                              AS REPORTED                      AS ADJUSTED
                                                      -------------------------        -------------------------
                                                         HIGH            LOW             HIGH             LOW
                                                      ---------       ---------        ---------       ---------
   FISCAL 2005
   -----------
   Fourth Quarter.................................    $   19.75       $   15.86        $   19.75       $   15.86
   Third Quarter..................................    $   38.67       $   31.74        $   16.63       $   13.65
   Second Quarter.................................    $   40.17       $   29.57        $   17.28       $   12.72
   First Quarter..................................    $   32.92       $   22.94        $   14.16       $    9.87

   FISCAL 2004
   -----------
   Fourth Quarter.................................    $   24.10       $   18.10        $   10.37       $    7.79
   Third Quarter..................................    $   25.06       $   18.02        $   10.78       $    7.75
   Second Quarter.................................    $   18.58       $   14.11        $    7.99       $    6.07
   First Quarter..................................    $   15.30       $   11.59        $    6.58       $    4.99

         As of December 1, 2005, there were 18,060,825 shares of common stock outstanding held by 419 holders of record.

         We have paid regular quarterly cash dividends of $0.033 per common share since the fourth quarter of fiscal 1995. Commencing with the third quarter of fiscal 2004, we increased the quarterly dividend to $0.05 per common share. In the first quarter of fiscal 2006, we further increased the quarterly dividend by 20% to $0.06 per common share.

         The following table provides information about purchases by us during the quarter ended September 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                   MAXIMUM APPROXIMATE
                                                                        TOTAL NUMBER OF SHARES    DOLLAR VALUE OF SHARES
                                         TOTAL NUMBER      AVERAGE      PURCHASED AS PART OF A        THAT MAY YET BE
                                           OF SHARES     PRICE PAID       PUBLICLY ANNOUNCED        PURCHASED UNDER THE
PERIOD                                     PURCHASED     PER SHARE            PROGRAM (2)               PROGRAM (1)
--------------------------------------   ------------    ----------     ----------------------    ----------------------
July 1 to July 30, 2005...............        7,200        $16.90               7,200                  $49,877,972
August 1 to August 31, 2005...........      230,000        $18.36             237,200                  $45,645,972
September 1 to September 30, 2005.....       45,880        $18.00             283,080                  $44,820,157
                                            -------
   Total..............................      283,080                                                    $44,820,157
                                            =======

----------
(1) On September 21, 2004, the Board of Directors approved a share repurchase program under which we may buy up to $50.0 million of our outstanding common stock from time to time in open market purchases or through privately negotiated transactions.

(2) As of September 30, 2005, we had repurchased an aggregate of 283,080 shares at a total cost of approximately $5.2 million pursuant to the repurchase program, at an average cost of $18.30 per share.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data (in thousands, except per share data) should be read together with our consolidated financial statements, the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. We derived the selected consolidated financial data for each of the years ended September 30, 2005, 2004 and 2003, and at September 30, 2005 and 2004 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm. We derived the selected financial data for the years ended September 30, 2002 and 2001 and at September 30, 2003, 2002 and 2001 from our consolidated financial statements for those periods which were audited by Grant Thornton LLP but are not included in this report. As a result of the completion of our spin-off of Atlas America in June 2005, financial data relating to our former energy operations has been reclassified and included as part of discontinued operations.

                                                                AS OF AND FOR THE YEARS ENDED SEPTEMBER 30,
                                                    -------------------------------------------------------------------
                                                       2005          2004            2003          2002          2001
                                                    -----------   ----------      ---------     ----------    ---------
STATEMENT OF OPERATIONS DATA:
Revenues:
   Financial fund management.....................   $    15,944   $    7,585      $   1,444     $      185    $       -
   Real estate...................................        22,280       14,862         13,331         16,582       16,899
   Equipment finance.............................        13,381        7,135          4,071          1,246        1,066
                                                    -----------   ----------      ---------     ----------    ---------
     Total revenues..............................   $    51,605   $   29,582      $  18,846     $   18,013    $  17,965
                                                    ===========   ==========      =========     ==========    =========
Income (loss) from continuing operations before
   cumulative effect of a change in accounting
   principle.....................................   $     5,930   $    1,969      $  (3,556)    $   (1,101)   $     926
Income (loss) from discontinued operations,
   net of tax....................................        10,528       16,440         14,522         (2,208)       8,903
Cumulative effect of a change in accounting
   principle, net of tax.........................             -            -        (13,881)             -            -
                                                    -----------   ----------      ---------     ----------    ---------
Net income (loss)................................   $    16,458   $   18,409      $  (2,915)    $   (3,309)   $   9,829
                                                    ===========   ==========      =========     ==========    =========
NET INCOME (LOSS) PER COMMON SHARE-BASIC:
Income (loss) from continuing operations before
   cumulative effect of a change in accounting
   principle.....................................   $      0.34   $     0.11      $   (0.21)    $    (0.06)   $    0.05
Income (loss) from discontinued operations,
     net of tax..................................          0.59         0.95           0.85          (0.13)        0.50
Cumulative effect of a change in accounting
   principle, net of tax.........................             -            -          (0.81)             -            -
                                                    -----------   ----------      ---------     ----------    ---------
Net income (loss) per common share-basic.........   $      0.93   $     1.06      $   (0.17)    $    (0.19)   $    0.55
                                                    ===========   ==========      =========     ==========    =========
NET INCOME (LOSS) PER COMMON SHARE-DILUTED:
Income (loss) from continuing operations before
   cumulative effect of a change in accounting
   principle.....................................   $      0.31   $     0.11      $   (0.21)    $    (0.06)   $    0.05
Income (loss) from discontinued operations,
   net of tax....................................          0.55         0.90           0.83          (0.13)        0.48
Cumulative effect of a change in accounting
   principle, net of tax.........................             -            -          (0.79)             -            -
                                                    -----------   ----------      ---------     ----------    ---------
Net income (loss) per common share-diluted.......   $      0.86   $     1.01      $   (0.17)    $    (0.19)   $    0.53
                                                    ===========   ==========      =========     ==========    =========
Cash dividends per common share..................   $      0.20   $     0.17      $    0.13     $     0.13    $    0.13
                                                    ===========   ==========      =========     ==========    =========
BALANCE SHEET DATA:
   Total assets..................................   $   456,824   $   740,386     $ 670,744     $  467,498    $ 466,464
   Debt..........................................   $   147,302   $    43,694     $ 146,761     $  106,005    $ 106,847
   Stockholders' equity..........................   $   187,136   $   257,915     $ 227,454     $  233,539    $ 235,459

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In the third quarter of fiscal 2005, we spun-off our energy operation, Atlas America, to our stockholders and focused on being a specialized asset manager in financial fund management, real estate and equipment finance. As a result of that spin-off we no longer consolidate Atlas America's financial statements with ours and, as a result, our assets, liabilities, stockholders' equity and revenues and expenses have been substantially reduced. Although the distribution itself was tax-free to our stockholders, there may be some tax liability as a result of the deconsolidation arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries. We anticipate that all or portions of any liability arising from this transaction may be reimbursed to us by Atlas America.

         Before the spin-off, in fiscal 2003 we had taken initiatives to expand our specialized asset management businesses. These initiatives have resulted in material growth in both revenues and assets under management for those operations. Our total assets under management increased from $3.2 billion at September 30, 2004 to $7.1 billion at September 30, 2005, a 118% increase. Included in this amount at September 30, 2005 are $1.3 billion of financial fund management assets that are being carried on warehouse facilities for which we have been engaged as the collateral manager by CDO issuers for CDO's not closed. The growth was particularly accelerated by our sponsorship in March 2005 of RCC which, at September 30, 2005, had $1.9 billion in assets, all of which we manage.

         The following table sets forth information relating to our assets under management and their growth from September 30, 2004 to September 30, 2005 (in millions):

                                                      AS OF SEPTEMBER 30,
                                                   ------------------------
                                                     2005            2004
                                                   --------        --------
    Financial fund management..................... $  6,227        $  2,641
    Real estate...................................      532             435
    Equipment finance.............................      315             165
                                                   --------        --------
                                                   $  7,074        $  3,241
                                                   ========        ========

         The following table sets forth certain information relating to assets managed on behalf of institutional and individual investors and RCC (in millions).

                                                                                                    AS OF
                                                           AS OF SEPTEMBER 30, 2005           SEPTEMBER 30, 2004
                                                ------------------------------------------    ------------------
                                                INSTITUTIONAL
                                                     AND
                                                  INDIVIDUAL                      TOTAL BY
                                                  INVESTORS           RCC           TYPE             TOTAL
                                                -------------       -------       --------          -------
   Assets Under Management:
       ABS.....................................    $ 1,368          $ 1,452        $ 2,820          $   234
       Syndicated bank loans...................         98              316            414                -
       Trust preferred securities..............      2,879                2          2,881            2,407
       Equipment finance.......................          -               25             25                -
       Real estate, excluding legacy portfolio.          -               87             87                -
                                                   -------          -------        -------          -------
                                                   $ 4,345          $ 1,882        $ 6,227          $ 2,641
                                                   =======          =======        =======          =======

         Our revenues in each of our business segments are generated by the fees we earn for structuring and managing the investment entities we sponsor on behalf of individual and institutional investors, RCC and ML and the income produced by assets and investments we hold. The following table sets forth certain information related to the revenues we have recognized in each of these revenue classes (in thousands):

                                                                                         SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                             2005            2004           2003
                                                                           --------        --------       --------
  Fund management revenues (1)..........................................   $ 23,045        $ 13,193       $  8,178
  Finance and rental revenues(2)........................................     17,113          13,850          9,550
  Gains on  resolutions  of loans and other  property  interests (3)....      8,213             890          1,024
  Other (4).............................................................      3,234           1,649             94
                                                                           --------        --------       --------
                                                                           $ 51,605        $ 29,582       $ 18,846
                                                                           ========        ========       ========

----------
(1) Includes fees from each of our financial fund management, real estate and equipment finance operations; our share of the income or loss from limited and general partnership interests we own in our financial fund management and real estate operations.

(2) Includes interest income on our syndicated loans from our financial fund management operations, interest and accreted discount income from our real estate operations and interest and rental income from our equipment finance operations and revenues from certain real estate assets.

(3) Includes the resolution of loans and other property interests we hold in our real estate segment.

(4) Includes the equity compensation earned in connection with the formation of RCC, the disposition of leases in our equipment finance operations and late fee and documentation charges from our equipment finance operations.

         A detailed description of the revenues generated by each of our business segments can be found under Results of Operations: Financial Fund Management, Real Estate and Equipment Finance.

RESULTS OF OPERATIONS:  FINANCIAL FUND MANAGEMENT

         The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

                                                                                 YEARS ENDED SEPTEMBER 30,
                                                                           ------------------------------------
                                                                             2005          2004          2003
                                                                           --------       -------       -------
   Revenues:
       Fund management fees...........................................     $  4,260       $ 1,821       $   231
       RCC management fee and equity compensation.....................        3,205             -             -
       Limited and general partner interests..........................        4,825         4,775         1,213
       Earnings of Structured Finance Fund partnerships...............        2,177             -             -
       Interest income on loans.......................................          744             -             -
       Other..........................................................          733           989             -
                                                                           --------       -------       -------
                                                                           $ 15,944       $ 7,585       $ 1,444
                                                                           ========       =======       =======
   Costs and expenses:
       General and administrative.....................................     $  6,955       $ 2,370       $     -
       Equity compensation expense fee - RCC..........................          757             -             -
       Expenses of Structured Finance Fund partnerships...............          266             -             -
                                                                           --------       -------       -------
                                                                           $  7,978       $ 2,370       $     -
                                                                           ========       =======       =======

   RCC Start-up costs..................................................    $  1,132       $     -       $     -
                                                                           ========       =======       =======

YEAR ENDED SEPTEMBER 2005 COMPARED TO YEAR ENDED SEPTEMBER 30, 2004

         Revenues from our financial fund management operations increased $8.4 million (110%) to $15.9 million in fiscal 2005 from $7.6 million in fiscal 2004. We attribute the increase to the following:

         o a $2.4 million increase in fund management fees resulting primarily from a $2.1 million increase in collateral management fees principally caused by the completion of two new CDO's coupled with a full year of collateral management fees for three previously completed CDOs;

         o a $2.2 million increase in our earnings from Structured Finance Fund partnerships, which were consolidated because we control them. The increase related to interest income on CDO investments.

         o $3.2 million from RCC management fees and equity compensation. RCC was formed in March 2005. This amount resulted primarily from the following:

           - $1.4 million in RCC management fees. These fees are paid on a monthly basis;

           - $1.8 million in RCC equity compensation as a result of the formation of RCC, for which we were granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15.00 per share. We will not receive a comparable fee from RCC in fiscal 2006.

         o a $744,000 increase in interest income on loans resulting from the consolidation of an Apidos CDO issuer in our financial statements while it accumulates assets through its warehouse facility; and

         o a $256,000 decrease in other revenue. The decrease resulted primarily from the following:

           - a $1.0 million decrease in net reimbursement fees in fiscal 2005 as compared to fiscal 2004. The fees accrued in fiscal 2004 were due to the anticipation of the completion of Trapeza CDO V & VI. No such fees were accrued in fiscal 2005. This decrease was partially offset by;

           - a $623,000 increase in consulting and advisory fees for fiscal 2005 as compared to fiscal 2004; and

           - a $161,000 increase in interest income on CDO investments.

         Costs and expenses of our financial fund management operations increased $6.7 million (284%) for fiscal 2005 as compared to fiscal 2004. We attribute the increases to the following:

         o a $4.6 million increase in general and administrative expenses. The increase resulted primarily from the following:

           - a $4.5 million increase in wages and benefits as a result of the addition of collateral management personnel to manage our expanding portfolio of trust preferred securities, asset-backed securities, syndicated loans, mezzanine loans and B notes and private equity investments.

           - a $525,000 increase in financial software programs and publications as a result of the implementation of new asset management systems in response to our growing assets under management.

           - a $444,000 increase in other operating expenses, primarily from increased insurance costs, rent allocations and other general and administrative expenses related to the addition of personnel.

           - a $372,000 increase in professional fees;

           - the above were partially offset by $643,000 of reimbursed expenses from our Trapeza, Ischus and Apidos operations and $631,000 from RCC, for fiscal 2005.

         o a $757,000 increase in equity compensation expense. The increase resulted from the amortization for fiscal 2005 related to the transfer of 289,000 restricted shares of RCC held by Resource Capital Manager to members of its management; and

         o a $266,000 increase in expenses of consolidated partnerships. The increase resulted primarily from $223,000 of professional services incurred, $32,000 of travel costs associated with acquisition activities of our private limited partnerships and $8,000 of state, city and miscellaneous taxes. The minority interest share of the operating results of the limited partners of our consolidated partnerships for fiscal 2005 is shown as a separate line item in the consolidated statements of operations as minority interest expense.

         In addition, expenses totaling $1.1 million have been specifically identified as relating to RCC start-up costs in the consolidated statements of operations for fiscal 2005.

YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO YEAR ENDED SEPTEMBER 30, 2003

         Revenues from our financial fund management operations increased $6.1 million (425%) to $7.6 million in fiscal 2004 from $1.4 million in fiscal 2003. The increase in fiscal 2004 reflected our equity earnings subsequent to the completion of offerings by six Trapeza CDO issuers which we had co-sponsored as of September 30, 2004 as compared to three Trapeza CDO issuers which we had co-sponsored as of September 30, 2003.

         Our financial fund management expenses were $2.4 million in fiscal 2004. These expenses represent costs associated with our sponsorship and management of investment partnerships in the trust preferred and ABS areas. These expenses include primarily salaries, benefits and legal and professional fees. These expenses were partially offset by reimbursements of $1.3 million from our investment partnerships in the fiscal year ended 2004.

RESULTS OF OPERATIONS:  REAL ESTATE

         In real estate, we manage two classes of assets:

         o real estate loans, owned assets and ventures, known collectively as our legacy portfolio; and

         o real estate investment limited partnerships and TIC programs.

                                                                            SEPTEMBER 30,
                                                                         -------------------
                                                                           2005       2004
                                                                         -------    --------
                                                                            (in millions)
   Assets under management:
   Legacy portfolio...................................................   $ 330.3    $  328.6
   Real estate investment limited partnerships and TIC programs......      201.6       106.7
                                                                         -------    --------
                                                                         $ 531.9    $  435.3
                                                                         =======    ========

         During fiscal 2005, 2004 and 2003, our real estate operations were affected by three principal trends or events:

         o we sought growth in our real estate business through the sponsorship of five real estate investment partnerships and two TIC programs;

         o we continued our program of resolving the loans in our existing portfolio through repayments, sales, refinancings, restructurings and foreclosures; and

         o in fiscal 2003, we adopted FIN 46.

         The principal effects of the first two factors have been to reduce the number of our real estate loans while increasing our interests in real property and, as a result of repayments, sales, refinancings and restructurings, increasing our cash flow from loan resolutions while limiting the growth of our portfolio of loans and property interests. The principal effect of adopting FIN 46 has been to consolidate in our financial statements the assets and liabilities of a number of borrowers (although not affecting our creditor-debtor legal relationship with these borrowers and not causing these assets and obligations to become our legal assets or obligations).

         We have sponsored five real estate investment limited partnerships (including one in the offering stage) and two TIC programs as of September 30, 2005; we had sponsored three real estate investment limited partnerships as of September 30, 2004 including one which closed on December 31, 2004.

         In the twelve months ended September 30, 2005, we resolved loans with a book value of $5.6 million, realizing $4.9 million in net proceeds. In addition, we refinanced the first mortgage on a property accounted for by us as a FIN 46 asset and received net proceeds of $8.6 million. The first mortgage on a real estate venture in which we have a 50% interest was refinanced and we received net proceeds of $13.6 million.

         While the number of loans in the legacy portfolio decreased from fifteen at September 30, 2004 to twelve at September 30, 2005, we continue to accrue interest on the face value of the loans, therefore the balance of the remaining loans has increased. In addition, two loans upon which we foreclosed during fiscal year 2005 remain in the legacy portfolio as owned assets. As a result, the loans and real estate assets in our legacy portfolio, principally outstanding loan receivables, increased from $328.6 million at September 30, 2004 to $330.3 million at September 30, 2005.

         Subsequent to September 30, 2005, we have continued to resolve our legacy real estate portfolio, some of which was classified as held for sale on our balance sheet at September 30, 2005 as follows:

         o at November 30, 2005, we had resolved one such asset and received cash proceeds of approximately $9.0 million. The carrying value of that asset at September 30, 2005 was $7.3 million;

         o in fiscal 2005 we agreed to sell another FIN 46 asset, subject to senior lender consent, which we believe is likely. We anticipate that the closing will occur during our second fiscal quarter in fiscal 2006. The carrying value of this asset at September 30, 2005 was $19.8 million and we expect to receive net cash proceeds from the sale of approximately $19.8 million;

         o we have agreed to sell another FIN 46 asset with a carrying value of approximately $9.0 million and expect to receive proceeds of $9.0 million including a $2.0 million note in our first fiscal quarter;

         o we have agreed to sell another FIN 46 asset with a carrying value of $755,000 for $822,000 in the second fiscal quarter; and

         o another asset is in sales negotiations. It has a carrying value of $2.9 million. Based upon the current status of these negotiations, we believe that we will obtain cash proceeds of approximately $2.9 million, and that the sale will occur in our second fiscal quarter.

         Also subsequent to September 30, 2005, we acquired a multi-family property for approximately $58.1 million including $46.5 million of first mortgage financing for use in our sponsored real estate programs.

         One of the two assets that was resolved subsequent to September 30, 2005, was classified for accounting purposes as a FIN 46 asset at September 30, 2005. For the years ended September 30, 2005 and 2004, its FIN 46 revenues were $4.5 million and $4.3 million, respectively, and its FIN 46 expenses including depreciation and interest were $3.6 million and $3.8 million, respectively. The other four assets were classified as held for sale at September 30, 2005 and their results of operations are reported as discontinued operations for the fiscal years ended September 30, 2005, 2004 and 2003.

         The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations during the periods indicated (in thousands):

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                         ----------------------------------
                                                                           2005         2004         2003
                                                                         --------     --------     --------
Revenues:
    FIN 46 revenues...................................................   $  8,558     $  7,843     $    601
    Property management...............................................      1,184          525          168
    Interest .........................................................        675          984        6,103
    Accreted loan discount ...........................................        860        1,909        1,962
    Gains on resolutions of loans, FIN 46 assets and ventures.........      8,213          890        1,024
    Fee income from sponsorship of partnerships and TIC programs......      3,690          941        2,883
    Earnings (losses) of equity investees.............................     (2,206)       1,253          250
    Rental............................................................      1,306          517          340
                                                                         --------     --------     --------
                                                                         $ 22,280     $ 14,862     $ 13,331
                                                                         ========     ========     ========
Cost and expenses:
    Real estate general and administrative............................   $  6,402     $  4,571     $  3,880
    FIN 46 operating expenses.........................................      5,660        4,751          371
                                                                         --------     --------     --------
                                                                         $ 12,062     $  9,322     $  4,251
                                                                         ========     ========     ========

YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO YEAR ENDED SEPTEMBER 30, 2004

         Revenues from our real estate operations increased $7.4 million (50%) from $14.9 million in fiscal 2004 to $22.3 million in fiscal 2005. We attribute the increase to the following:

         o a $715,000 increase (9%) in FIN 46 revenues in fiscal 2005 as compared to fiscal 2004. The increase is primarily related to a hotel property in Savannah, Georgia that we foreclosed on during fiscal 2005; we included eleven months of operating income in our results for fiscal 2005 as compared to ten months for fiscal 2004;

         o a $3.4 million increase (232%) in fee and management revenues in fiscal 2005 as compared to fiscal 2004. We earned fees for services provided to the real estate investment partnerships and TIC programs which we sponsored relating to the purchase and third party financing of six properties in fiscal 2005 as compared to two properties in fiscal 2004. The transaction fees totaled $3.7 million for fiscal 2005 and $941,000 for fiscal 2004. Additionally, we earned management fees for the properties owned by real estate investment partnerships which we sponsored totaling $1.2 million for fiscal 2005 as compared to $525,000 for fiscal 2004;

         o a $789,000 increase (153%) in rental income for fiscal 2005 as compared to fiscal 2004 because of the sale of a real estate investment during the fourth quarter of fiscal 2004 offset by the foreclosure during fiscal 2005 on a hotel property in Savannah, Georgia whose results were included for three months of fiscal 2005; and

         o a $7.3 million increase (823%) in gains on resolutions of loans, FIN 46 assets and real estate assets. A partnership in which we own a 50% equity interest refinanced its mortgage. We received net proceeds from the refinancing of $13.6 million which was $6.3 million in excess of the recorded value of our 50% interest. We recognized the $6.3 million as a gain. In addition, during fiscal 2005, we foreclosed on a loan that was classified as a FIN 46 asset on our consolidated balance sheet. In connection with the foreclosure, we acquired a note payable for $540,000 that was recorded on our books as a FIN 46 liability in the amount of $1.6 million; as a result, we recognized a gain of $1.0 million. The foreclosed asset is recorded as an investment in real estate at September 30, 2005. We recognized an additional gain of $85,000 in connection with the final resolution of an asset that was originally resolved during fiscal year 2004. We recognized an aggregate gain of $792,000 on the sale of two investments in our real estate investment partnerships during fiscal year 2005. In fiscal 2004, we resolved five loans having an aggregate book value of $5.0 million for $5.1 million, recognizing a net gain of $49,000. We also received $3.4 million for the sale of our investment in one venture resulting in a gain of $841,000.

         The increases were partially offset by the following:

         o a $1.4 million decrease (47%) in interest and accreted discount income resulting from the resolution of six loans since fiscal 2004 and the cessation of accretion on one loan as of July 2005. Approximately $1.0 million of the decrease related to one loan resolved during fiscal 2004; $226,000 of the decrease related to the cessation of accretion; and

         o a $3.5 million decrease (276%) in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method for fiscal 2005 as compared to the fiscal 2004. The majority of the decrease was due to costs of approximately $1.8 million associated with the refinance of the first mortgage on a property in which we have a 50% interest. Another $663,000 of the decrease related to losses incurred through equity investments in our real estate investment partnerships made subsequent to fiscal 2004. The loss from an equity investment which was converted from a loan during fiscal 2004 contributed another $626,000 of the decrease. We support our real estate investment partnerships by making long-term limited partnership investments. In addition, from time-to-time, we make bridge investments in the underlying properties to facilitate acquisitions for our real estate investment partnerships and TIC programs. We record losses on our equity method investments primarily as a result of depreciation and amortization expense recorded by the real estate investment partnerships. As additional investors are admitted to the real estate investment partnerships, we transfer the bridge investment in the real estate investment partnership to new investors at our original cost and recognize a gain approximately equal to the previously recognized losses incurred.

         Gains on resolutions of loans, FIN 46 assets and other real estate assets (if any) and the amount of fees received (if any) vary from transaction to transaction. There have been in past, and we expect that in the future, there will be significant period-to-period variations in our gains on resolutions and fee income. Moreover, gains on resolutions will likely decrease in the future as we complete the resolution of our legacy portfolio.

         Costs and expenses of our real estate operations were $12.1 million for fiscal 2005, an increase of $2.7 million (29%) as compared to fiscal 2004.

         We attribute the increase to the following:

         o an increase of $1.8 million (40%) in real estate general and administrative expenses in fiscal 2005, as compared to fiscal 2004. The increase resulted primarily from the following:

           - a $1.3 million increase in wages and benefits as a result of the addition of personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate and to expand our real estate operations through the sponsorship of real estate investment programs;

           - a $277,000 increase in sales and marketing expenses reflecting the efforts of in-house marketing personnel and external wholesale representatives to sell interests in our real estate investment programs;

           - a $125,000 increase in both property management expenses related to real estate investment partnerships and $160,000 of travel costs due to the increased acquisition activity associated with managing our real estate investment programs;

           - a $180,000 increase in outside services, primarily legal and consulting offset by a $129,000 decrease in office expenses, including office rent and leased equipment; and

         o a $909,000 increase (19%) in FIN 46 operating expenses for fiscal 2005 as compared to fiscal 2004. The increase is primarily related to a hotel property in Savannah, Georgia that we foreclosed on during the quarter ended June 30, 2005; we included eleven months of operating expense in our results for the twelve months ended
           June 30, 2005 as compared to ten months for the twelve months ended June 30, 2004.

YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO YEAR ENDED SEPTEMBER 30, 2003

         Revenues from our real estate operations increased $1.5 million (11%) from $13.3 million in fiscal 2003 to $14.9 million in fiscal 2004. We attribute the increase to the following:

         o an increase of $7.2 million in FIN 46 revenues in fiscal 2004 as compared to fiscal 2003. We adopted FIN 46 on July 1, 2003 which resulted in our having to consolidate fourteen entities as of September 30, 2003. As a result of sales of our interests and our restructuring of certain of our interests, we consolidated seven entities under the provisions of FIN 46 as of September 30, 2004. Operations for fiscal 2003 and all of fiscal 2004 reflect FIN 46 revenues and expenses, as appropriate;

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

           - the completion of accretion of discount on one loan, which decreased interest income by $102,000 in fiscal 2004 as compared to fiscal 2003; and

           - a decrease in our average rate of accretion, resulting in a decrease in interest income of $86,000 in fiscal 2004 as compared to fiscal 2003; partially offset by

           - the conversion of one FIN 46 consolidated entity to a loan which increased interest income by $676,000 in fiscal 2004 as compared to fiscal 2003. This resulted from the partial resolution of the loan, such that we are no longer the primary beneficiary of the borrower.

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

         Costs and expenses of our real estate operations were $9.3 million in fiscal 2004, an increase of $5.1 million (119%) from $4.3 million in fiscal 2003. We attribute the increase to the following:

         o an increase of $4.4 million in FIN 46 expenses for fiscal 2004 as compared to fiscal 2003. We early adopted FIN 46 on July 1, 2003, which resulted in our consolidating fourteen entities as of September 30, 2003 and seven entities as of September 30, 2004 and recording their operations as FIN 46 revenues and expenses for a portion of fiscal 2003 and twelve months in fiscal 2004;

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

           - an increase in property management expenses of $406,000 related to the real estate investment partnerships; and

           - an increase in travel costs of $158,000 due to the increased activity associated with the acquisition and management of our real estate investment programs; offset in part by

           - a decrease in outside services of $122,000 reflecting additional work performed internally by new personnel.

RESULTS OF OPERATIONS: EQUIPMENT FINANCE

         During fiscal 2005, our equipment finance originations were $250.8 million, increasing our assets under management to $314.6 million as compared to $164.8 million as of September 30, 2004, an increase of $149.9 million (91%). Our equipment finance origination growth was driven by our March 2005 acquisition of the business and lease portfolio of Allco Enterprises totaling $28.0 million, new vendor programs, expansion of our sales staff and our ongoing relationships with ML and our investment partnerships. Subsequent to September 30, 2005, we acquired an additional lease portfolio totaling $28.7 million of which $22.9 million was financed through our credit facilities.

         In December 2004, we commenced an offering of up to $60.0 million of limited partnership interests in our second investment partnership, LEAF Fund
II. On April 14, 2005, we sold the required number of units to break escrow and commenced operations. As of September 30, 2005, LEAF Fund II had raised $8.4 million. As of September 30, 2005, LEAF Fund I, our first investment partnership, has approached full investment and has $84.7 million in equipment finance assets. In March 2005, our agreement with Merrill Lynch Equipment Finance LLC was extended for two more years until April 2007. In June, we entered into an agreement with an affiliate of ML to source and service tax-exempt leases on their behalf. We also commenced originating and servicing leases for RCC in September 2005. Theses equipment financings are included in financial fund management assets under management and are not included in the following table.

         The following table sets forth certain information relating to assets managed on behalf of our investment partnerships, ML and ourselves (in thousands):
                                                          SEPTEMBER 30,
                                                    -----------------------
                                                       2005          2004
                                                    ---------     ---------
    LEAF Financial Corporation..................... $  41,264     $  24,058
    LEAF Fund I....................................    84,654        47,616
    LEAF Fund II...................................    27,676             -
    Merrill Lynch..................................   161,023        93,084
                                                    ---------     ---------
                                                    $ 314,617     $ 164,758
                                                    =========     =========

         As of September 30, 2005, we managed 9,731 leases and notes that had an average original finance value of $43,000 with an average term of 54 months. The following table sets forth certain information related to the types of businesses in which our equipment finance assets are used and the concentration by type of equipment finance assets under management as of September 30, 2005, as a percentage of our total managed portfolio.

LESSEE BUSINESS                                                       EQUIPMENT UNDER MANAGEMENT
---------------                                                       --------------------------
Services                                        51.4%                 Industrial                                23.0%
Manufacturing services                          10.7%                 Medical                                   25.0%
Retail trade services                           11.0%                 Computers                                 16.6%
Wholesaler trade                                 4.7%                 Office equipment                           9.8%
Transportation / Communication                   4.3%                 Software                                   5.7%
Finance / Insurance                              4.3%                 Garment care                               6.6%
Construction                                     4.5%                 Communication                              3.7%
Agriculture                                      2.4%                 Building systems                           3.9%
Other                                            6.7%                 Other                                      5.7%
                                               -----                                                           -----
                                               100.0%                                                          100.0%
                                               =====                                                           =====

         The revenues from our equipment finance operations consist primarily of finance revenues from financings (leases and notes) owned by us before they are sold; asset acquisition fees which are earned when equipment finance assets are sold to one of the investment partnerships or ML and asset management fees which are earned over the life of the lease after a lease is sold. The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our equipment finance operations (in thousands):

                                                 YEARS ENDED SEPTEMBER 30,
                                           ----------------------------------
                                             2005         2004         2003
                                           --------      -------      -------
Revenues:
    Finance revenues.....................  $  4,970      $ 2,597      $   544
    Acquisition fees.....................     4,316        2,543        1,012
    Fund management fees.................     3,433        1,335        2,421
    Other................................       662          660           94
                                           --------      -------      -------
                                           $ 13,381      $ 7,135      $ 4,071
                                           ========      =======      =======

Costs and expenses.......................  $  8,884      $ 7,763      $ 5,883
                                           ========      =======      =======

YEAR ENDED SEPTEMBER 2005 COMPARED TO YEAR ENDED SEPTEMBER 30, 2004

         Revenues in our equipment finance operations increased $6.2 million (88%) to $13.4 million in fiscal 2005 as compared to fiscal 2004. We attribute the increase to the following:

         o $2.4 million (91%) increase in finance revenues for fiscal 2005 as compared to fiscal 2004. This increase is primarily due to an increase of $101.3 million in lease originations for fiscal 2005 as compared to fiscal 2004;

         o $1.8 million (70%) increase in asset acquisition fees for fiscal 2005 as compared to fiscal 2004. Our increase in lease originations allowed us to increase our sales to our affiliated partnerships and ML for which we are paid acquisition fees; and

         o $2.1 million (157%) increase in fund management fees for fiscal 2005 as compared to fiscal 2004. This increase is directly related to our increase in assets under management.

         Costs and expenses from our equipment finance operations increased $1.1 million (14%) for fiscal 2005 as compared to fiscal 2004.

         We attribute this increase to the following:

         o $2.4 million increase in salary, wages and benefits for fiscal 2005 as compared to fiscal 2004. This increase is due to additional personnel for further expansion of our operations; and

         o $1.3 million decrease in general and administrative expenses for fiscal 2005 as compared to the fiscal 2004. We attribute this decrease to the following:

           - $1.1 million decrease in offering and organization expenses related to our affiliated partnerships for fiscal 2005 as compared to fiscal 2004; and

           - $287,000 decrease in liquidation expense as a result of a one time charge in 2004 relating to the dissolution of other affiliated partnerships;

           - $ 628,000 decrease in allocated corporate expenses; and

           - $ 269,000 decrease in temporary help as a result of our increase in staffing in fiscal 2005; offset in part, by

           - $340,000 decrease in expenses reimbursed to us by our investment partnerships;

           - $173,000 increase in travel and entertainment expenses resulting from the expansion of our business development activities;

           - $123,000 increase in accounting, legal and consulting fees. This increase is directly related the over all expansion of our operations;

           - $291,000 increase in credit report fees and UCC filing fees as a result of our increased lease originations; and

           - $70,000 increase in insurance resulting from the overall expansion of our operations.

YEAR ENDED SEPTEMBER 2004 COMPARED TO YEAR ENDED SEPTEMBER 30, 2003

         Our equipment finance originations were $149.5 million in fiscal 2004, an increase of $100.5 million (205%) from fiscal 2003. Our total equipment finance assets under management at September 30, 2004 were $164.8 million, an increase of $101.8 million (162%) from fiscal 2003. Our equipment finance origination growth was facilitated by our relationships with ML, our investment partnership, and the Premier portfolio acquisition. This resulted in total revenues from equipment finance operations increasing to $7.1 million in fiscal 2004 as compared to $4.1 million in fiscal 2003, an increase of 75%.

         Equipment finance revenues increased to $2.6 million in fiscal 2004 as compared to $544,000 in fiscal 2003, a 377% increase, due to increased fund originations. Acquisition fees increased to $2.5 million in fiscal 2004 as compared to $1.0 million in fiscal 2003, a 151% increase. The increase in originations allowed us to sell a greater volume of assets to LEAF Fund I and ML. Management fees decreased $1.1 million in fiscal 2004 as compared to fiscal 2003 despite the increase in the equipment finance portfolios managed. LEAF Financial previously had acted as the general partner of a series of public equipment finance partnerships. We liquidated the last four of these partnerships in the quarter ended March 31, 2004, and, as a result, the increase of management fees from other sources was offset by the elimination of management fees from this source.

         Included in other income are gains on lease terminations which vary from transaction to transaction and can result in significant income variances from period to period depending upon the termination schedules.

         Our equipment finance expenses were $7.8 million in fiscal 2004, an increase of $1.9 million from $5.9 million in fiscal 2003. Due to the expansion of our equipment finance operations, our wages and benefits increased by $1.1 million and overhead operational expenses increased by $800,000 from fiscal 2003.

RESULTS OF OPERATIONS: OTHER COSTS AND EXPENSES AND OTHER INCOME (EXPENSE)

YEAR ENDED SEPTEMBER 2005 COMPARED TO YEAR ENDED SEPTEMBER 30, 2004

         General and administrative costs were $8.2 million for fiscal 2005 a decrease of $567,000 (6%) as compared to $8.8 million for fiscal 2004. In fiscal 2004, we incurred $1.7 million of costs in connection with the initial public offering and the spin-off of Atlas America, primarily resulting from the $1.4 million charge due to the accelerated retirement of our former chief executive officer. For fiscal 2005, an additional $2.7 million of spin-off costs have been reflected in discontinued operations. In addition, our legal fees decreased $1.1 million to $200,000 in fiscal 2005 from $1.3 million in fiscal 2004 due to the resolution of lawsuits in the current year. The decreases were in part offset by additional accounting and consulting fees of $1.5 million related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The remainder of the variance is comprised of various increased corporate costs and expenditures, primarily payroll and insurance in conjunction with our increased asset management operations.

         Depreciation and amortization expense was $2.8 million for fiscal 2005, an increase of $1.0 million (59%) as compared to $1.7 million for fiscal 2004. This increase its principally due to our equipment finance operations which increased its net operating lease assets owned to $5.2 million at September
30, 2005 from $510,000 at September 30, 2004.

         Our provision for possible losses decreased to $149,000 for fiscal 2005 from $642,000 for fiscal 2004. We reduced our allowance requirements as we continue the process of resolving our legacy portfolio, discussed in "Results of
Operations: Real Estate."

         Interest expense was $3.7 million for fiscal 2005, a decrease of $1.2 million, as compared to $4.9 million for fiscal 2004. The decrease in interest expense for fiscal 2005 reflects a $1.4 million reduction of interest resulting from the our redemption in fiscal 2004 of our 12% senior notes and a $1.1 million reduction due to repayment of debt related to our real estate operations. The decreases were offset by increased interest expense of $1.0 million related to increased draws on our equipment financing credit facilities as a result of our increased lease originations during fiscal 2005. In addition, our financial fund management subsidiary incurred $443,000 of interest expense on the new warehouse line for our syndicated loans.

         At September 30, 2005, we owned 15% and 36% limited partner interests in our respective Structured Finance Fund partnerships. These limited partnerships invest in the equity of CDO issuers we have formed. We also own a 50% interest in Structured Finance Management, LLC and Structured Finance Fund GP LLC, the manager and general partner, respectively, of the Structured Finance Fund partnerships. As the general partner, we control the operations of the Structured Finance Fund partnerships and, therefore, include them in our consolidated financial statements and reflect the ownership of the other partners as a minority interest. For fiscal 2005, our operations reflect a $1.4 million charge for the minority interests in these entities. As of September 30, 2004, these entities were not consolidated.

         Other income, net, was $4.6 million for fiscal 2005, a decrease of $4.6 million, as compared to $9.2 million for fiscal 2004. During fiscal 2005 and 2004, we sold 110,637 and 782,700 shares, respectively, of RAIT Investment Trust (NYSE: RAS), a real estate investment trust we had sponsored in 1998; and recorded gains of $1.5 million and $9.5 million, respectively. Dividend income from RAIT decreased by $904,000 to $11,000 for fiscal 2005 from $915,000 for fiscal 2004 as a result of these sales. As of September 30, 2005, all shares of RAIT have been sold. Fiscal 2004 reflected charges of $2.0 million related to the write-off of deferred finance costs and the premium paid on the redemption of our 12% senior notes. In fiscal 2005, we received $1.4 million related to the settlement of a claim against our directors' and officers' liability insurance carrier.

YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO YEAR ENDED SEPTEMBER 30, 2003

         Our general and administrative expenses for the year ended September 30, 2004 included $1.7 million of expenses related to the spin-off of Atlas America. In May 2004, Atlas America completed an initial public offering of 2,645,000 shares of its common stock, leaving us with an 80.2% ownership of Atlas America. In connection with the offering, Edward Cohen became Chairman, Chief Executive Officer and President of Atlas America and retired as our Chief Executive Officer. As a result of his retirement, we commenced payments required by the supplemental employment retirement plan established under his employment arrangements with us and recorded a charge of $1.4 million to reflect an actuarial adjustment based upon the acceleration of his retirement date. The balance of the reorganization expenses consisted of $351,000 of legal fees incurred in connection with the spin-off of Atlas America.

         Depreciation and amortization increased $1.2 million to $1.7 million in fiscal 2004 from $564,000 in fiscal 2003. This increase primarily resulted from the depreciation we recorded with respect to FIN 46 entities we consolidated. From the adoption of FIN 46 in July 2003, we recorded $58,000 of depreciation on FIN 46 properties for the three months ended September 30, 2003 as compared to $878,000 for the twelve months ended September 30, 2004.

         Our provision for possible losses decreased $1.2 million to $642,000 in fiscal 2004 as compared to $1.8 million in fiscal 2003. This decrease resulted primarily from the decrease in our investments in our real estate loan portfolio and other real estate assets owned through the repayment of loans and property resolutions.

         Our fiscal 2003 provision for a legal settlement of $1.2 million represented the estimated cost associated with the settlement of an action filed by the former chairman of TRM Corporation. In the first quarter of fiscal 2005, our claim against our insurance company for reimbursement of our costs was settled for $1.4 million.

         Our interest expense in fiscal 2004 decreased by $6.0 million to $4.9 million from $10.8 million in fiscal 2003, due principally to the repurchase of $54.0 million of our 12% senior notes and repayment of real estate credit facilities as a result of disposals of real estate loans and assets in fiscal 2004. The $2.0 million loss on the early extinguishment of debt reflects the write-off of the unamortized discount and issue costs related to the repurchased 12% senior notes. The repurchase of the 12% senior notes was completed in January 2004.

         During fiscal 2004 and fiscal 2003, we sold 782,700 and 542,600 shares, respectively, of RAIT Investment Trust and recorded gains of $9.5 million and $4.0 million, respectively. Dividend income from RAIT decreased $1.7 million to $915,000 in fiscal 2004 as a result of these sales. At September 30, 2004, we owned approximately 110,000 shares of RAIT.

DISCONTINUED OPERATIONS

         In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision to dispose of certain real estate investments and to spin-off Atlas America, our former energy subsidiary, resulted in the presentation of these operations as discontinued. In addition, the resolution of remaining matters for two businesses which we had discontinued in prior years resulted in immaterial charges and credits to operations in fiscal 2005 and 2004 (see Note 20 to notes to consolidated financial statements). These amounts are reported within discontinued operations.

YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO YEAR ENDED SEPTEMBER 30, 2004

         On June 30, 2005, we distributed our remaining 10.7 million shares of Atlas America to our stockholders in the form of a tax-free dividend. The distribution decreased our stockholders' equity by $91.4 million.

         At September 30, 2004, we had classified four legacy real estate investments as held for sale. In fiscal 2005, we sold one such investment and recorded a loss of $524,000, net of taxes. During fiscal 2005, three other real estate investments were classified as held for sale. Two of these investments are under contract to sell. In connection with the contracts, we charged discontinued operations $5.5 million, net of tax to reflect our expected cash proceeds of $20.7 million. The sale of one of these investments still remains subject to senior lender consent though we believe it is likely that such consent will be obtained. In addition, we commenced negotiations with a borrower on one of our legacy loans classified as a FIN 46 asset. In connection with these negotiations, we agreed to receive cash of $7.0 million and a note of $2.0 million which resulted in a charge to discontinued operations of $1.5 million, net of taxes. Another loan classified as a FIN 46 asset is in sale negotiations. Based upon the current status of these negotiations, we believe that we will receive cash of $2.9 million. As a result, we have charged discontinued operations $2,000, net of taxes.

YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO YEAR ENDED SEPTEMBER 30, 2003

         In fiscal 2004, three of our real estate loans were repaid: one as a result of a refinancing and two by sales of properties secured by our loans. In addition, two real estate properties owned by us and classified as held for sale were sold in fiscal 2004. The gains and losses on the disposal of these assets were included in gains on disposals of discontinued operations for fiscal 2004. Operating results of the four real assets classified as held for sale as of September 30, 2004 are included in income from discontinued operations.

         In November 2000, we disposed of our residential mortgage lending business, LowCostLoan.com, Inc. (formerly Fidelity Mortgage Funding, Inc.), which we refer to as LCL. Accordingly, LCL has been reported as a discontinued operation. Upon final resolution of certain lease obligations associated with LCL, we recognized a gain on disposal of $392,000, net of tax, in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

         General. During the past five years, our major sources of liquidity exclusive of the cash generated by the operations of Atlas America, have been from the resolutions of our real estate legacy portfolio, borrowings under our existing credit facilities and sales of our RAIT shares. We have employed these funds principally to expand our specialized asset management operations, repurchase our shares, reduce our outstanding debt and, in fiscal 2004, to redeem our senior notes. We expect to fund our asset management business from a combination of cash to be generated by operations, resolution of our legacy portfolio and borrowings under our existing credit facilities. The following table sets forth our sources and uses of cash for the periods presented (in thousands):

                                                                                      YEARS ENDED SEPTEMBER 30,
                                                                            ---------------------------------------
                                                                               2005             2004         2003
                                                                            ----------       ---------     --------
(Used in) provided by operating activities of continuing operations...      $  (37,852)      $ (12,525)    $    293
(Used in) provided by investing activities of continuing operations...        (107,654)         92,215       14,395
Provided by (used in) financing activities of continuing operations...         112,386         (92,443)      (9,518)
Provided by (used in) discontinued operations.........................          23,566          35,214       (4,538)
                                                                            ----------       ---------     --------
                                                                            $   (9,554)      $  22,461     $    632
                                                                            ==========       =========     ========

YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO YEAR ENDED SEPTEMBER 30, 2004

         We had $30.4 million in cash and cash equivalents at September 30, 2005 compared to $39.9 million at September 30, 2004. In fiscal 2005, we had $5.0 million in cash held in escrow which is reflected as restricted cash in the consolidated balance sheet. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was
8.0 to 1.0 for fiscal 2005 as compared to 1.3 to 1.0 for fiscal 2004. Our working capital deficit was $15.4 million at September 30, 2005, a decrease of $74.2 million from the $58.9 million in working capital at September 30, 2004. This decrease in working capital principally results from our use of short-term warehouse financing (a current liability) to finance the acquisition of syndicated bank loans (a non-current asset) for an Apidos CDO offering in December 2005, at which time the warehouse financing will be repaid. Furthermore, we increased borrowings under our equipment finance credit facilities by $22.5 million. These reductions in working capital were offset, in part, by the $31.9 million in net current liabilities of Atlas America that were eliminated as a result of the spin-off. Our ratio of debt to equity was 79% and 17% at September 30, 2005 and 2004, respectively. The increase in the ratio for fiscal 2005 reflects the additional debt borrowed under the financial fund management warehouse credit facility.

         Cash Flows from Operating Activities. We increased our cash utilized in operations by $25.3 million to $37.9 million in fiscal 2005, substantially reflecting the following:

         o $26.7 million used by operating assets, liabilities and taxes, including the $31.9 million of Atlas America net current liabilities eliminated with the spin-off; and

         o a $1.1 million increase in our investment in equipment finance; offset in part, by the

         o $2.5 million of cash generated by the increase in net income as adjusted to reconcile net income to net cash from operating activities.

         Cash Flows from Investing Activities. Our investing activities from continuing operations utilized $199.9 million more cash in fiscal 2005 as compared to fiscal 2004, primarily as a result of the following:

         o in fiscal 2005, we acquired $97.8 million of loans held for investment.

         o we received $52.1 million in dividends from Atlas America in fiscal 2004. No such dividends were received in fiscal 2005;

         o the proceeds from the resolution and/or refinancing of our legacy real estate investment portfolio produced $7.4 million of proceeds in fiscal 2005, $19.0 million less than the $26.4 million in fiscal 2004;

         o proceeds we received from the sale of our RAIT shares were $17.1 million less in fiscal 2005 than in fiscal 2004;

         o we invested $15.0 million in RCC in fiscal 2005;

         o we increased our investments in real estate by $10.1 million, including two TIC investments; and

         o a $4.7 million reduction in funds provided from the decrease in other assets; offset, in part, by

         o a $16.2 million increase in equity distributions we received in fiscal 2005 as compared to fiscal 2004.

         Cash Flows from Financing Activities. Net cash provided by our financing activities from continuing operations increased by $204.8 million for fiscal 2005 as compared to fiscal 2004. This increase in our cash flows is principally reflective of the following:

         o an increase of $196.8 million in borrowings, net of repayments, primarily the $97.8 million utilized under the financial fund management warehouse credit facility in fiscal 2005 to acquire loans held for investment. Fiscal 2004 net borrowings were reduced by significant repayments, including the $54.0 million redemption of the remaining outstanding 12% senior notes; and

         o the $28.3 million repayment of one FIN 46 mortgage loan;

         o a $10.4 million increase in investor contributions to our financial fund management entities; and

         o $5.2 million additional proceeds from the exercise of employee stock options.

         o These increases were; offset, in part, by

         o $5.2 million of cash used to repurchase 283,080 of our shares as part of our fiscal 2004 stock repurchase program;

         o $1.4 million increase in distributions paid to minority holders; and

         o $914,000 increase in dividends paid to our shareholders.

         Cash Flows from Discontinued Operations. Net cash provided by discontinued operations decreased by $11.6 million for fiscal 2005 as compared to fiscal 2004. This decrease of cash from discontinued operations principally reflects the $6.0 million of net proceeds received in fiscal 2005 from the resolution of two investments and the operating results of seven real estate properties held for sale as compared to the resolution of six real estate investments and the operating results of 13 real estate properties held for sale in fiscal 2004 generating $42.8 million of proceeds. This decrease of $36.8 million was offset, in part, by $25.4 million of cash generated from operations of Atlas America in fiscal 2005 as compared to fiscal 2004.

YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO YEAR ENDED SEPTEMBER 30, 2003

         We had $39.9 million in cash and cash equivalents on hand at September 30, 2004 as compared to $17.5 million at September 30, 2003. Our ratio of earnings (from continuing operations before income taxes, minority interest and interest expense) to fixed charges was 1.3 to 1.0 in the fiscal year ended September 30, 2004 as compared to 0.5 to 1.0 in the fiscal year ended September 30, 2003.

         Our working capital at September 30, 2004 was $58.9 million, an increase of $32.6 million from $26.2 million at September 30, 2003. This increase primarily resulted from the net proceeds from the Atlas America public offering which was a substantial component of the $52.1 million remitted to us as a dividend. Our ratio of debt to equity at September 30, 2004 was 17% as compared to 65% at September 30, 2003. The lower ratio for fiscal 2003 reflects the redemption of the $54.0 million of 12% senior notes.

         Cash flows from operating activities. Net cash provided by operating activities decreased $12.8 million in fiscal 2004 as compared to fiscal 2003, primarily due to the following:

         o $12.4 million increase in our investment in equipment finance;

         o $2.4 million decrease in net income as adjusted; offset, in part, by

         o $2.0 million increase in cash flows from changes in operating assets and liabilities primarily as a result of a decrease of $113.6 million in FIN 46 net operating assets and the $10.4 million increase in deferred taxes, offset by a $121.8 million decrease in other operating assets and liabilities

         Cash flows from investing activities. Net cash provided by our investing activities increased $77.8 million in fiscal 2004 as compared to fiscal 2003, primarily due to the following:

         o $52.1 million dividend from Atlas America;

         o an increase of $16.6 million in principal payments on notes receivable and proceeds from sale of real estate assets;

         o an increase of $8.1 million in net proceeds from the sale of RAIT Investment Trust shares to $20.2 million in fiscal 2004 as compared to $12.0 million in fiscal 2003; and

         o a $4.8 million increase in equity investee distributions; offset, in part, by

         o the $6.1 million increase in financial fund management investments.

         Cash flows from financing activities. Net cash used in our financing activities decreased $82.9 million in fiscal 2004 as compared to fiscal 2003, primarily due to the following:

         o $85.4 million net repayment of debt - $199.7 million increase in principal repayments, including $43.0 million paid to redeem our 12% senior notes, offset by $114.3 million of additional borrowings in fiscal 2004 as compared to fiscal 2003; and

         o a $2.3 million decrease in proceeds from the issuance of stock.

         These decreases in cash from financing activities were offset, in part, by a $4.7 million decrease in the repurchase of our stock (no shares were acquired in fiscal 2004).

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation changed the method of determining whether certain entities, called variable interest entities or VIEs, should be included in our consolidated financial statements. The analysis of whether an entity is a VIE and a result, must be consolidated is based on an analysis of risks and rewards, not control, and represents a significant and complex modification of previous accounting principles. Under FIN 46, a VIE is an entity that has:

         o equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or

         o equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected residual returns of the entity.

A VIE must be consolidated by its primary beneficiary, which is the party involved with the VIE that has exposure to a majority of the expected losses or a majority of the expected residual returns or both. All other entities are evaluated for consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries."

         FIN 46, as modified by a revised interpretation in December 2003 (FIN 46-R) is applicable to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds an interest that it acquired before February 1, 2003, FIN 46 is applicable for financial statements issued for the first period ending after December 15, 2003. For any VIEs that must be consolidated under FIN 46, the assets, liabilities and non-controlling interest of the VIE are initially measured at their carrying amounts, as defined in FIN 46, with any difference between the net amount added to the balance sheet and the value at which the primary beneficiary carried its interest in the VIE prior to the adoption of FIN 46 being recognized as a cumulative effect of a change in accounting principle. If determining the carrying amounts is not practicable, the fair value at the date of adoption may be used to measure the assets, liabilities and non-controlling interests of the VIE. We have determined that it was not practicable to determine the carrying values of the VIEs as of the date of the qualifying event and accordingly, have used the fair values at the date of adoption, July 1, 2003.

         As encouraged by the pronouncement, we early-adopted FIN 46 on July 1, 2003. Consequently, certain entities relating to our real estate business were consolidated in our financial statements in fiscal 2003. As a result, the assets and liabilities, revenues and expenses of the consolidated VIEs are included in our financial statements. The investments in real estate loans and accreted interest income thereon, which were our variable interests in the VIEs, have been removed from our financial statements. The assets and liabilities of the VIEs that are now included in our consolidated financial statements are neither our assets nor our liabilities. Liabilities of the VIE can only be satisfied from the VIE's assets, not our assets, nor can we use the VIE's assets to satisfy our obligations.

         As of July 1, 2003, the date of adoption, the consolidation of FIN 46 entities resulted in the addition of $296.5 million in assets and $185.5 million in liabilities to our consolidated balance sheet and in a $13.9 million after-tax cumulative effect adjustment in the fourth quarter of fiscal 2003. In addition, because we classified certain of our FIN 46 assets as being held for sale, the operations of those assets were recognized in our consolidated statements of operations as income from discontinued operations.

CAPITAL REQUIREMENTS

         The amount of funds we must commit to investments in our financial fund management, real estate and equipment finance operations depends upon the level of funds raised through financial fund management, real estate and equipment finance programs. We believe cash flows from operations, cash and other working capital and amounts available under our credit facilities will be adequate to fund our contribution to these programs. However, the amount of funds we raise and the level of our investments will vary in the future depending on market conditions.

DIVIDENDS

         In the years ended September 30, 2005, 2004 and 2003, we paid cash dividends of $3.5 million, $2.6 million and $2.3 million, respectively. We have paid quarterly cash dividends since August 1995. Additionally, in fiscal 2005, we distributed our 10.7 million shares of Atlas America to our stockholders in the form of a tax-free distribution of $91.4 million.

         The determination of the amount of future cash dividends, if any, is at the sole discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant. In the first quarter of fiscal 2006, our board of directors approved a 20% increase in the quarterly dividend to $0.06 per common share.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

         The following tables summarize our contractual obligations and other commercial commitments at September 30, 2005 (in thousands):

                                                                            PAYMENTS DUE BY PERIOD
                                                            -------------------------------------------------------
                                                            LESS THAN        1 - 3          4 - 5         AFTER 5
   CONTRACTUAL OBLIGATIONS:                    TOTAL         1 YEAR          YEARS          YEARS          YEARS
                                             ----------     ----------     ---------      ---------      ----------
   Long-term debt (1).....................   $   18,530     $    1,530     $   1,416      $  14,684      $      900

   Secured credit facilities (1)..........      128,693        128,693             -              -               -

   Capital lease obligations (1)..........           79             13            29             37               -

   Operating lease obligations............        4,578          1,317         2,326            935               -

   Purchase obligations ..................            -              -             -              -               -

   Other long-term liabilities............            -              -             -              -               -
                                             ----------     ----------     ---------      ---------      ----------
   Total contractual obligations..........   $  151,880     $  131,553     $   3,771      $  15,656      $      900
                                             ==========     ==========     =========      =========      ==========

------------
(1) Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2005; Less than 1 year:
       $2.3 million; 1-3 years: $1.8 million; 4-5 years: $1.1 million and After 5 years; $124,000.

                                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                            -------------------------------------------------------
                                                            LESS THAN        1 - 3          4 - 5         AFTER 5
   OTHER COMMERCIAL COMMITMENTS:                TOTAL         1 YEAR         YEARS          YEARS          YEARS
                                             ----------     ----------     ---------      ---------      ----------
   Guarantees.............................   $   20,000     $   20,000     $       -      $       -      $        -

   Standby replacement commitments........        3,510          2,382         1,128              -               -

   Other commercial commitments...........      356,875          2,943       128,058          8,577         217,297
                                             ----------     ----------     ---------      ---------      ----------
   Total commercial commitments...........   $  380,385     $   25,325     $ 129,186      $   8,577      $  217,297
                                             ==========     ==========     =========      =========      ==========

         In August 2005, we entered into warehouse and master participation agreement with an affiliate of Credit Suisse First Boston LLC ("CSFB") providing that CSFB will fund the purchase of bank loans by an Apidos CDO issuer during the warehouse period at LIBOR plus an amount ranging from 0.25% to 0.35% in return for a participation interest in the interest earned on the loans. In addition, the agreement provided for a guarantee by us to CSFB of the first $20.0 million of losses on the portfolio of bank loans. This guarantee expires upon the closing of the CDO transaction, which is expected to be in December 2005.

         Four real estate investment partnerships in which we have general partner interests have obtained senior lien financing with respect to the nine properties they acquired. In addition, two TIC investment programs which we have sponsored have obtained senior lien financing with respect to two acquired properties. These senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to seven of our loans. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for possible losses, deferred tax assets and liabilities and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We have identified the following policies as critical to our business operations and the understanding of our results of operations.

         Accounts Receivable, Investments in Real Estate, Equipment Finance and Financial Fund Management and Allowance for Possible Losses

         Through our business segments, we engage in credit extension, monitoring, and collection.

         In financial fund management, in evaluating the carrying value of our investments and our allowance for possible losses, we consider the collectibility of scheduled payments of principal and interest, the creditworthiness of each obligor and the impact of secondary market prices. At September 30, 2005, our credit evaluation indicated that we had no need for an allowance for possible losses.

         In real estate, in evaluating the carrying value of our investments and our allowance for possible losses, we consider general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of our investments. The value of our investments may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. We reduce our investment in real estate loans and property interests by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans or properties. As of September 30, 2005 and 2004, we had investments in real estate loans and real estate of $59.3 million and $47.1 million, net of an allowance for possible losses of $770,000 and $989,000, respectively. We believe our allowance for possible losses is adequate at September 30, 2005. However, an adverse change in the facts and circumstances with regard to one of our larger loans or properties could cause us to experience a loss in excess of our allowance.

         In equipment finance, in evaluating our allowance for possible losses, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and management's prior experience with similar lease assets. At September 30, 2005, our credit evaluation indicated that we had no need for an allowance for possible losses for our lease assets.

         We believe that no allowance for possible losses needs or is required based on our experience and our analysis of the net realizable value of our receivables at September 30, 2005.

Loans Held for Investment

         We purchase participations in corporate leveraged loans and commercial real estate loans in the secondary market and through syndications of newly originated loans. Loans are held for investment; therefore, we initially record them at their purchase prices, and subsequently account for them based on their outstanding principal plus or minus unamortized premiums or discounts. In certain instances, where the credit fundamentals underlying a particular loan have changed in such a manner that we expect the return on investment may decrease, we may sell a loan held for investment due to such adverse changes. Once the determination has been made by us that we will no longer will hold the loan for investment, we account for the loan at the lower of amortized cost or market value.

Loan Interest Income Recognition

         Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted into income using the effective yield method. When we purchase a loan or pool of loans at a discount, we consider the provisions of AICPA Statement of Position 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" to evaluate whether all or a portion of the discount represents accretable yield. If a loan with a premium or discount is prepaid, we immediately recognize the unamortized portion as a decrease or increase to interest income.

Revenue Recognition

         Investments in financial fund management entities contain the interests in unconsolidated collaterized debt obligations owned by partnerships that we control and as a result, the entities are consolidated. We account for our interests in unconsolidated collateralized debt obligations in accordance with Emerging Issues Task Force, or EITF, Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," using the effective yield method.

Allowance and Provision for Loan Losses

         To estimate the allowance for loan losses, we first identify impaired loans. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value. Fair value may be determined based on market price, if available; the fair value of the collateral less estimated disposition costs; or the present value of estimated cash flows. Increases in the allowance for loan losses are recognized in the statements of operations as a provision for loan losses. A charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced, when the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted.

         An impaired loan may be left on accrual status during the period we are pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as:

         o management believes that scheduled debt service payments will not be met within the coming 12 months;

         o the loan becomes 90 days delinquent;

         o management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or

         o the net realizable value of the loan's underlying collateral approximates our carrying value of such loan.

         While on non-accrual status, interest income is recognized only upon actual receipt. As of September 30, 2005, we had not recorded an allowance for loan losses. At September 30, 2005, all of our loans are current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, we did not identify any loans that exhibit characteristics indicating that impairment has occurred.

Stock Based Compensation

         In connection with the formation of RCC, we were granted 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock of RCC. Subsequently, we granted 289,000 of the restricted stock we were granted to certain members of RCC's management. A holder of the restricted shares has all of the rights of a stockholder of RCC, including the right to vote such shares and receive dividends. We account for the restricted stock and stock options in accordance with EITF 96-18, "Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and SFAS No. 123, "Accounting for Stock-Based Compensation." The terms of the stock award agreement provide that the deferred compensation be amortized over a three year graded vesting period with the amortization expense reflected as equity compensation expense. The unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. Any change in fair value is reflected in the equity compensation expense recognized in that quarter and in future quarters until the stock and options are fully vested.

Trapeza

         Investments in Trapeza entities are accounted for using the equity method of accounting because we, as a 50% owner of the general partner of these entities, have the ability to exercise significant influence over their operating and financial decisions. We account for our share of the equity earnings of the Trapeza entities using a one-quarter lag, as permitted by accounting principles generally accepted in the United States of America. We own combined general and limited partner interests in these entities ranging from 13% to 18%.

Financial Fund Management Entities

         Investments in financial fund management entities contain the interests in unconsolidated collateralized debt obligations owned by partnerships that we control and, as a result, that are consolidated on our financial statements. We account for these interests in accordance with EITF 99-20 and reflect the interest owned by third parties as a minority interest in financial fund management on our consolidated balance sheets. We combined general and limited partner interests in these entities range from 15% to 36%.

         The accounts of investments in other financial fund management entities sponsored by us have been consolidated onto our books. We reflect the interest owned by third parties as a minority interest in financial fund management on our consolidated balance sheets. Our general partnership interests in each of these entities is approximately 9%.

Real Estate

         We sponsored and manage five real estate investment partnerships which were organized to invest in multi-family residential properties. We currently receive acquisition fees equal to 1.75% - 2.00% of the net purchase price of properties acquired and an additional 1.75% - 2.00% fee for debt placement related to the properties acquired. We recognize these fees upon acquiring the properties and obtaining the related financing.

         We also receive a fee equal to 5% of the gross operating revenues from the partnerships' properties, payable monthly. We recognize this fee as the partnerships' revenues are earned. We typically subcontract our property management obligations to third parties. Additionally, we receive an annual investment management fee from the partnerships equal to 1% of the gross offering proceeds of the partnership for our services. This investment management fee is recognized ratably over each annual period.

         We also sponsored and manage two TIC investments which were established to acquire multi-family residential properties. We receive acquisition fees equal to 1.75% of the purchase price of the properties acquired, financing fees equal to 1.75% of the debt related to property acquisition and a bridge equity fee. In addition, we also receive a property management fee equal to 5% of the gross operating revenues from the TIC investments, payable monthly. We recognize this fee as the TIC investments revenues are earned. Furthermore, we receive an annual asset management fee from the TIC investment equal to 1% of the gross offering proceeds of the property in connection with its performance of its asset management responsibilities. The asset management fee is recognized ratably over each annual period.

         We accrete the difference between our cost basis in a real estate loan and the sum of projected cash flows from that loan into interest income over the estimated life of the loan using the interest method which recognizes a level interest rate over the life of the loan. We review projected cash flows, which include amounts realizable from the underlying properties, on a regular basis. Changes to projected cash flows, which can be based upon updated property appraisals, changes to the property and changes to the real estate market in general, reduce or increase the amounts accreted into interest income over the remaining life of the loan. We also use the cost recovery method for loans when appropriate under the circumstances.

Equipment Finance

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

         Leases not meeting any of the criteria for classification as direct financing leases are deemed to be operating leases. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the undepreciated cost and related expenses of our rental equipment and, therefore, we must remarket the equipment in future years in order to obtain a return on our investment. Our policy is to review quarterly the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with accounting principles generally accepted in the United States, we write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of our rental equipment.

         We receive acquisition fees from our leasing partnerships and ML equal to a percentage of the cost of leased equipment acquired on behalf of these parties as compensation for expenses we incur in acquiring and leasing our equipment. These fees are earned at the time of the sale of the related leased equipment to them.

         We receive management fees for managing and servicing the leased assets acquired on behalf of our leasing partnerships and ML which we deem to be earned at the time we provide our management services. We receive servicing fees ranging from 2% to 4% of gross rental payments received from certain parties and for others, we receive servicing fees that average 1% of the managed portfolio balance. In addition, we also receive fees as a reimbursement of our operating and administrative expenses incurred to manage our leasing partnerships.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principles. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on our financial position or results of operations.

         In December 2004, the FASB issued a revision of SFAS 123, "Share-Based Payment," ("SFAS 123-R") which requires all share-based payments to employees to be recognized in the income statement based on their fair values. Our option grants to employees and directors, as well as any restricted stock awards represent share-based payments. SFAS 123-R supersedes Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." SFAS 123-R is effective for us beginning with its fiscal year commencing October 1, 2005. The adoption of SFAS 123-R is expected to result in an approximate $1.1 million charge before income taxes on our financial statements in fiscal 2006.

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

         The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred at September 30, 2005. We analyze only the potential impacts of hypothetical assumptions. Our analysis does not consider other possible effects that could impact our business.

FINANCIAL FUND MANAGEMENT

         At September 30, 2005, the amount outstanding on our secured warehouse facility with CSFB was $97.8 million with a weighted average interest rate of 3.68% for the year then ended. A hypothetical 10% change in the weighted average interest rate on this facility would change our annual net income by approximately $60,000 based on an expected maturity in December 2005.

REAL ESTATE

         Portfolio Loans and Related Senior Liens. We believe that none of the four loans held in our portfolio as of September 30, 2005 is sensitive to changes in interest rates since:

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

         FIN 46 Loans. Three loans we treat as FIN 46 liabilities and currently included in long-term debt, are at fixed interest rates and are thus not subject to interest rate fluctuations.

EQUIPMENT FINANCE

         At September 30, 2005, the amount outstanding on the $75.0 million LEAF Financial credit facility with National City Bank was $30.2 million at a weighted average interest rate of 5.7% while the amount outstanding on its $15.0 million credit facility with Commerce Bank was $740,000 at a weighted average interest rate of 6.2%. A hypothetical 10% change in the weighted average interest rates on these facilities would change our annual net income by approximately $186,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource America, Inc. and subsidiaries as of September 30, 2005 and 2004 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules III and IV are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Resource America, Inc.'s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated December 6, 2005 expressed an unqualified opinion.


/S/ GRANT THORNTON LLP


Cleveland, Ohio
December 6, 2005

                             RESOURCE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          SEPTEMBER 30,
                                                                                   -------------------------
                                                                                      2005           2004
                                                                                   ----------     ----------
ASSETS
Current assets:
   Cash and cash equivalents...................................................    $   30,353     $   39,907
   Restricted cash.............................................................         5,000              -
   Investments in equipment finance............................................        41,264         24,058
   Accounts receivable.........................................................        10,677          2,790
   Receivables from related parties............................................         3,766         11,389
   Prepaid expenses and other current assets...................................        10,473          5,708
   Assets held for sale........................................................       107,520        102,963
   Current assets - energy.....................................................             -         55,738
                                                                                   ----------     ----------
     Total current assets......................................................       209,053        242,553

Loans held for investment - financial fund management..........................        97,752              -
Investments in real estate.....................................................        59,334         47,119
Investment in Resource Capital Corp............................................        15,000              -
Investments in Trapeza entities................................................        10,457          8,483
Investments in financial fund management entities..............................        13,312          1,065
Property and equipment, net....................................................        30,521         61,101
Other assets, net..............................................................        21,395         14,306
Non-current assets - energy....................................................             -        365,759
                                                                                   ----------     ----------
                                                                                   $  456,824     $  740,386
                                                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt...........................................    $    1,543     $    2,750
   Secured warehouse credit facility - financial fund management...............        97,751              -
   Secured warehouse credit facilities - equipment finance.....................        30,942          8,487
   Accounts payable, accrued expenses and other current liabilities............        19,744         19,522
   Liabilities associated with assets held for sale............................        74,438         65,300
   Current liabilities - energy................................................             -         87,640
                                                                                   ----------     ----------
     Total current liabilities.................................................       224,418        183,699

Long-term debt.................................................................        17,066         32,457

Deferred revenue and other liabilities.........................................        11,590          4,935
Minority interests.............................................................        16,614         18,526
Non-current liabilities - energy...............................................             -        242,854
Commitments and contingencies..................................................             -              -

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized;
     none outstanding..........................................................             -              -
   Common stock, $.01 par value, 49,000,000 shares authorized..................           264            255
   Additional paid-in capital..................................................       258,019        247,865
   Less treasury stock, at cost................................................       (82,556)       (77,667)
   Less ESOP loan receivable...................................................          (488)        (1,127)
   Accumulated other comprehensive income (loss)...............................         2,052         (1,575)
   Retained earnings...........................................................         9,845         90,164
                                                                                   ----------     ----------
     Total stockholders' equity................................................       187,136        257,915
                                                                                   ----------     ----------
                                                                                   $  456,824     $  740,386
                                                                                   ==========     ==========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                           ------------------------------------------
                                                                              2005            2004            2003
                                                                           ----------      ----------      ----------
REVENUES
Financial fund management (1)..........................................    $   15,944      $    7,585      $    1,444
Real estate............................................................        22,280          14,862          13,331
Equipment finance......................................................        13,381           7,135           4,071
                                                                           ----------      ----------      ----------
                                                                               51,605          29,582          18,846
COSTS AND EXPENSES
Financial fund management..............................................         7,978           2,370               -
Real estate............................................................        12,062           9,322           4,251
Equipment finance......................................................         8,884           7,763           5,883
General and administrative.............................................         8,218           8,785           6,925
Start-up costs - Resource Capital Corp.................................         1,132               -               -
Depreciation and amortization..........................................         2,761           1,732             564
Provision for possible losses..........................................           149             642           1,848
Provision for legal settlement.........................................             -               -           1,185
                                                                           ----------      ----------      ----------
                                                                               41,184          30,614          20,656
                                                                           ----------      ----------      ----------
OPERATING INCOME (LOSS)................................................        10,421          (1,032)         (1,810)
OTHER INCOME (EXPENSE)
Interest expense.......................................................        (3,684)         (4,852)        (10,803)
Minority interest - financial fund management entities.................        (1,403)              -               -
Other income, net......................................................         4,550           9,165           6,687
                                                                           ----------      ----------      ----------
                                                                                 (537)          4,313          (4,116)
                                                                           ----------      ----------      ----------
Income (loss) from continuing operations before tax
    and cumulative effect of a change in accounting principle..........         9,884           3,281          (5,926)
Provision (benefit) for income tax.....................................         3,954           1,312          (2,370)
                                                                           ----------      ----------      ----------
Income (loss) from continuing operations before
    cumulative effect of a change in accounting principle..............         5,930           1,969          (3,556)
Income from discontinued operations, net of tax........................        10,528          16,440          14,522
Cumulative effect of a change in accounting principle, net of tax......             -               -         (13,881)
                                                                           ----------      ----------      ----------
NET INCOME (LOSS)......................................................    $   16,458      $   18,409      $   (2,915)
                                                                           ==========      ==========      ==========
NET INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) from continuing operations...............................    $     0.34      $     0.11      $    (0.21)
Income from discontinued operations, net of tax........................          0.59            0.95            0.85
Cumulative effect of a change in accounting principle..................             -               -           (0.81)
                                                                           ----------      ----------      ----------
Net income (loss)......................................................    $     0.93      $     1.06      $    (0.17)
                                                                           ==========      ==========      ==========
Weighted average shares outstanding....................................        17,696          17,417          17,172
                                                                           ==========      ==========      ==========
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) from continuing operations...............................    $     0.31      $     0.11      $    (0.21)
Income from discontinued operations, net of tax........................          0.55            0.90            0.83
Cumulative effect of a change in accounting principle....................           -               -           (0.79)
                                                                           ----------      ----------      ----------
Net income (loss)........................................................  $     0.86      $     1.01      $    (0.17)
                                                                           ==========      ==========      ==========
Weighted average shares outstanding......................................      19,204          18,309          17,568
                                                                           ==========      ==========      ==========

DIVIDENDS DECLARED PER COMMON SHARE....................................    $     0.20      $     0.17      $     0.13

---------------
(1) Includes $3.2 million of revenues related to Resource Capital Corp. for fiscal 2005.

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                          -------------------------------------------
                                                                              2005            2004            2003
                                                                          -----------     -----------     -----------
Net income (loss)......................................................   $    16,458     $    18,409     $    (2,915)
Other comprehensive income (loss):
   Unrealized gains on investments in marketable securities
     net of tax of $1,368, $827 and  $1,040............................         2,001           1,606           2,211
   Less: reclassification for gains realized in net income (loss),
     net of tax of $618, $3,214 and $1,291.............................          (927)         (6,239)         (2,744)
                                                                          -----------     -----------     -----------
                                                                                1,074          (4,633)           (533)
                                                                          -----------     -----------     -----------
  Unrealized gains (losses) on hedging contracts, net of tax of
     $122, ($1,384) and ($245).........................................           227          (2,571)           (520)
   Add: reclassification for losses realized in net income (loss),
     net of tax of $248, $10 and $355..................................           461              18             753
                                                                          -----------     -----------     -----------
                                                                                  688          (2,553)            233
                                                                          -----------     -----------     -----------
Comprehensive income (loss)............................................   $    18,220     $    11,223     $    (3,215)
                                                                          ===========     ===========     ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003
                        (in thousands, except share data)

                                                     Common Stock         Additional          Treasury Stock             ESOP
                                                ------------------------   Paid-In    ------------------------------     Loan
                                                   Shares      Amount      Capital         Shares         Amount      Receivable
                                                ----------------------------------------------------------------------------------
Balance, September 30, 2002....................   25,044,066  $   250   $    223,824     (7,623,198)    $  (74,828)     $ (1,201)
Treasury shares issued.........................                                 (373)        29,666            622
Issuance of common stock.......................      419,579        5          3,352
Tax benefit from employee stock options........                                  408
Purchase of treasury shares....................                                            (519,968)        (4,654)
Other comprehensive loss.......................
Cash dividends.................................
Repayment of ESOP loan.........................                                                                               64
Net loss.......................................
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003....................   25,463,645      255        227,211     (8,113,500)       (78,860)       (1,137)
Treasury shares issued.........................                                 (440)        60,438          1,193
Gain on sale of Atlas America, Inc. shares.....                               20,360
Issuance of common stock.......................       83,987                     613
Tax benefit from employee stock options........                                  121
Other comprehensive loss.......................
Cash dividends.................................
Repayment of ESOP loan.........................                                                                               10
Net income.....................................
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004....................   25,547,632      255        247,865     (8,053,062)       (77,667)       (1,127)
Treasury shares issued.........................                                  144         23,382            290
Issuance of common shares......................      824,148        9          7,493
Tax benefit from employee stock options........                                2,517
Purchase of treasury shares....................                                            (283,080)        (5,179)
Other comprehensive income.....................
Cash dividends.................................
Distribution of shares of
  Atlas America, Inc...........................
Repayment of ESOP loan.........................                                                                              639
Net income.....................................
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005....................  26,371,780   $   264   $    258,019     (8,312,760)    $  (82,556)     $   (488)
                                                 ==========   =======   ============     ==========     ==========      ========

                                                  Accumulated
                                                     Other                          Total
                                                 Comprehensive     Retained     Stockholders'
                                                 Income (Loss)     Earnings        Equity
                                                -----------------------------------------------
Balance, September 30, 2002....................     $    5,911     $  79,583     $   233,539
Treasury shares issued.........................                                          249
Issuance of common stock.......................                                        3,357
Tax benefit from employee stock options........                                          408
Purchase of treasury shares....................                                       (4,654)
Other comprehensive loss.......................           (300)                         (300)
Cash dividends.................................                       (2,294)         (2,294)
Repayment of ESOP loan.........................                                           64
Net loss.......................................                       (2,915)         (2,915)
-----------------------------------------------------------------------------------------------
Balance, September 30, 2003....................          5,611        74,374         227,454
Treasury shares issued.........................                                          753
Gain on sale of Atlas America, Inc. shares.....                                       20,360
Issuance of common stock.......................                                          613
Tax benefit from employee stock options........                                          121
Other comprehensive loss.......................         (7,186)                       (7,186)
Cash dividends.................................                       (2,619)         (2,619)
Repayment of ESOP loan.........................                                           10
Net income.....................................                       18,409          18,409
-----------------------------------------------------------------------------------------------
Balance, September 30, 2004....................         (1,575)       90,164         257,915
Treasury shares issued.........................                                          434
Issuance of common shares......................                                        7,502
Tax benefit from employee stock options........                                        2,517
Purchase of treasury shares....................                                       (5,179)
Other comprehensive income.....................          1,762                         1,762
Cash dividends.................................                       (3,533)         (3,533)
Distribution of shares of
  Atlas America, Inc...........................          1,865       (93,244)        (91,379)
Repayment of ESOP loan.........................                                          639
Net income.....................................                       16,458          16,458
-----------------------------------------------------------------------------------------------
Balance, September 30, 2005....................     $    2,052     $   9,845     $   187,136
                                                    ==========     =========     ===========

           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  YEARS ENDED SEPTEMBER 30,
                                                                        ---------------------------------------------
                                                                            2005             2004             2003
                                                                        -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................   $    16,458      $    18,409      $    (2,915)
Adjustments to reconcile net income (loss) to net cash (used in)
   provided by operating activities:
   Depreciation and amortization.....................................         2,761            1,732              564
   Amortization of discount on debt and deferred finance costs.......            38              508            1,202
   Accretion of discount.............................................        (1,535)          (2,893)          (8,065)
   Collection of interest............................................           675              984            6,130
   Provision for possible losses.....................................           149              642            1,848
   Equity in earnings of equity investees............................        (7,807)          (8,679)          (1,788)
   Minority interests................................................         1,403                -                -
   Gain on discontinued operations...................................       (10,528)         (16,440)         (14,522)
   Net gain on asset resolutions.....................................        (9,694)          (7,922)          (4,761)
   Loan write-off and property impairments...........................           369            2,271                -
   Deferred income tax provisions....................................         1,765           12,025            1,616
   Non-cash compensation issued......................................         1,251              753              250
   Non-cash compensation received....................................        (1,839)               -                -
   Tax benefit from exercises of employee stock options..............         2,517              121              408
   Cumulative effect of a change in accounting principle.............             -                -           13,881
Increase in net assets of FIN 46 entities' and other assets
   held for sale.....................................................        (2,922)            (838)        (114,675)
Increase in equipment finance investments............................       (17,886)         (16,720)          (4,322)
Changes in operating assets and liabilities..........................       (13,027)           3,522          125,442
                                                                        -----------      -----------      -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES OF
   CONTINUING OPERATIONS.............................................       (37,852)         (12,525)             293
                                                                        -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.................................................        (2,414)          (1,604)            (641)
Payments received on real estate loans and real estate...............         7,417           26,441            9,871
Investments in real estate loans and real estate.....................       (16,753)          (6,619)          (5,921)
Distributions from equity investees..................................        23,289            7,041            2,223
Financial fund management investments................................       (11,800)         (10,372)          (4,235)
Investment in Resource Capital Corp..................................       (15,000)               -                -
Proceeds from sales of RAIT Investment Trust shares..................         3,088           20,170           12,044
Purchase of loans held for investment................................       (97,752)               -                -
Decrease in other assets.............................................           321            5,025            1,054
Proceeds from sale of assets.........................................         1,950                -                -
Dividends received from Atlas America................................             -           52,133                -
                                                                        -----------      -----------      -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES OF
   CONTINUING OPERATIONS.............................................      (107,654)          92,215           14,395
                                                                        -----------      -----------      -----------

                             RESOURCE AMERICA, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (in thousands)

                                                                                  YEARS ENDED SEPTEMBER 30,
                                                                        ---------------------------------------------
                                                                            2005             2004             2003
                                                                        -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings...........................................................   $   365,394      $   142,857      $    28,553
Principal payments on borrowings.....................................      (258,865)        (233,097)         (33,441)
Distributions paid to minority interest holders......................        (1,407)               -                -
Investor contributions to financial fund management investments......        10,410                -                -
Dividends paid.......................................................        (3,533)          (2,619)          (2,294)
Proceeds from issuance of stock......................................         5,819              613            2,933
Increase in other assets.............................................          (253)            (197)            (615)
Purchase of treasury stock...........................................        (5,179)               -           (4,654)
                                                                        -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF
   CONTINUING OPERATIONS.............................................       112,386          (92,443)          (9,518)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS...............        23,566           35,214           (4,538)
                                                                        -----------      -----------      -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....................        (9,554)          22,461              632
Cash and cash equivalents at beginning of fiscal year................        39,907           17,446           16,814
                                                                        -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF FISCAL YEAR......................   $    30,353      $    39,907      $    17,446
                                                                        ===========      ===========      ===========


           See accompanying notes to consolidated financial statements

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - NATURE OF OPERATIONS

         Resource America, Inc. (the "Company") is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for the Company and for outside investors in the financial fund management, real estate and equipment finance sectors. As a specialized asset manager, the Company seeks to develop investment vehicles in which outside investors invest along with the Company and for which the Company manages the assets acquired pursuant to long-term management and operating agreements. The Company limits its investment vehicles to investment areas where it owns existing operating companies or has specific expertise.

         In financial fund management, the Company manages the following types of securities and loans:

         o bank and bank holding companies and insurance company trust preferred securities ("Trapeza");

         o asset-backed securities ("Ischus");

         o syndicated loans ("Apidos");

         o mezzanine loans and B notes;

         o equipment finance assets; and

         o private equity investments.

         The assets are managed on behalf of institutional and individual investors and a mortgage REIT, Resource Capital Corp. ("RCC"), which commenced operations in March 2005.

         The Company has expanded its real estate operations through the sponsorship of real estate investment partnerships and Tenant in Common ("TIC") programs. It has sponsored five such investment partnerships, four of which have commenced operations and the other of which was in the offering stage as of September 30, 2005. In addition, the Company sponsored two TIC programs as of September 30, 2005. The Company also manages a portfolio of real estate loans and, principally as a result of loan restructurings or foreclosures, interests in real property.

         In equipment finance, the Company has sponsored two publicly held equipment finance partnerships which commenced operations in March 2003 and April 2005, respectively. In April 2003, the Company entered into an agreement with a third party under which the Company originates and services equipment leases for their account. In June 2005, the Company entered into an agreement with this third party to originate and service tax-exempt leases.

NOTE 2 - ATLAS AMERICA SPIN-OFF

         In May 2004, Atlas America Inc., the Company's former energy subsidiary ("Atlas America") (Nasdaq: ATLS), completed an initial public offering of 2,645,000 shares of its common stock resulting in a $20.4 million gain on sale reflected as an increase to stockholders' equity based on the excess of proceeds received over the book value of the interest sold to the public. The net proceeds of the offering of $37.0 million, after deducting underwriting discounts and costs, were distributed to the Company in the form of a non-taxable dividend.

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 2 - ATLAS AMERICA SPIN-OFF - (CONTINUED)

         In connection with the public offering, Edward E. Cohen became Chairman, Chief Executive Officer and President of Atlas America and retired as Chief Executive Officer of the Company. As a result of his retirement and the commencement of payment of benefits under his SERP, the Company recorded a charge of $1.4 million in fiscal 2004, which was included in general and administrative expenses.

         On June 30, 2005, the Company distributed its remaining interest in Atlas America of 10.7 million shares to its stockholders in the form of a tax-free dividend. Each stockholder of the Company received 0.59367 shares of Atlas America for each share of Company common stock owned as of June 24, 2005, the record date. Although the distribution itself was tax-free to the Company's stockholders, there may be some tax liability as a result of the deconsolidation arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries. The Company anticipates that all or portions of any liability arising from this transaction may be reimbursed to the Company by Atlas America. The Company no longer consolidates with Atlas America as of June 30, 2005, and the results of Atlas America's operations have been reflected as discontinued operations in the consolidated statements of operations. The September 30, 2004 balance sheet has been reclassified to present separately the assets and liabilities of Atlas America. The footnote disclosures relating to Atlas America can be found in the Company's report on Form 10-K for the year ended September 30, 2004.

         In connection with the public offering of Atlas America, the Company and Atlas America entered into a master separation and distribution agreement which contains the key provisions relating to Atlas America's separation from the Company. There are two agreements referenced in the master separation and distribution agreement that govern the ongoing relationships between the Company and Atlas America that are still in effect at September 30, 2005. These agreements are the tax matters agreement and the transition services agreement.

         The tax matters agreement governs the respective rights, responsibilities and obligations of the Company and Atlas America with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.

         The transition services agreement governs the provision of support services by the Company to Atlas America and by Atlas America to the Company, such as:

         o cash management and debt service administration;

         o accounting and tax;

         o investor relations;

         o payroll and human resources administration;

         o legal;

         o information technology;

         o data processing;

         o real estate management; and

         o other general administrative functions.

         The Company and Atlas America pay each other a fee for these services equal to its respective costs in providing them. The fee is payable monthly in arrears, 15 days after the close of the month. The Company and Atlas America also agreed to pay or reimburse each other for any out-of-pocket payments, costs and expenses associated with these services (see Note 17).

                             RESOURCE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 2 - ATLAS AMERICA SPIN-OFF - (CONTINUED)

         The following table provides information on the Atlas America assets, liabilities and equity at September 30, 2004 (in thousands):

        Cash and cash equivalents..............................................   $    29,192
        Accounts receivable, prepaid expenses and other current assets.........        26,546
                                                                                  -----------
           Current assets - energy.............................................        55,738

        Property, plant and equipment, net.....................................       313,091
        Goodwill...............................................................        37,470
        Other assets...........................................................        15,198
                                                                                  -----------
           Non current assets - energy.........................................       365,759
                                                                                  -----------
             Total assets - energy.............................................   $   421,497
                                                                                  ===========

        Current portion long-term debt.........................................   $     3,401
        Accounts payable, accrued expenses and other current liabilities.......        44,451
        Accounts payable - related party.......................................        10,413
        Liabilities associated with drilling contracts.........................        29,375
                                                                                  -----------
           Current liabilities - energy........................................        87,640

        Long-term debt.........................................................        82,239
        Deferred revenue and other liabilities.................................         6,949
        Deferred income taxes..................................................        21,442
        Minority interest......................................................       132,224
                                                                                  -----------
           Non current liabilities - energy....................................       242,854
        Equity - energy (retained earnings)....................................        91,003
                                                                                  -----------
             Liabilities and equity - energy...................................   $   421,497
                                                                                  ===========

         After the spin-off of Atlas America, the Company remains a defendant in a class action lawsuit originally filed in February 2000 in the New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased property to the Company. The complaint alleges that the Company was not paying landowners the proper amount of royalty revenues derived from the natural gas produced from wells on leased property. The complaint seeks damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that allegedly should have been paid. The action is currently in its discovery phase. The Company believes the complaint is without merit and is defending itself vigorously.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

         Certain reclassifications have been made to the fiscal 2004 and fiscal 2003 consolidated financial statements to conform to the fiscal 2005 presentation.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for certain financial fund management entities. In addition, in accordance with Financial Accounting Standards Board ("FASB") Interpretation 46-R, "Consolidation of Variable Interest Entities" ("FIN 46-R"), the Company consolidates certain variable interest entities ("VIEs") as to which it has determined that it is the primary beneficiary (see Note 9).

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

SUPPLEMENTAL CASH FLOW INFORMATION

         The Company considers temporary investments with a maturity at the date acquired of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information (in thousands):

                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                          -------------------------------------------
                                                                              2005            2004            2003
                                                                          -----------     -----------      ----------
CASH PAID DURING THE YEARS FOR:
Interest...............................................................   $     2,952     $     4,434      $   10,075
Income taxes paid (refunded)...........................................        10,836              92          (1,426)

NON-CASH ACTIVITIES INCLUDE THE FOLLOWING:
Receipt of a note upon resolution of a real estate loan treated as a
    FIN 46 asset.......................................................             -               -           1,350
Receipt of a note upon resolution of a real estate investment..........         2,240               -               -
Distribution of shares of Atlas America to shareholders................        91,379               -               -
Real estate received in exchange for notes upon foreclosure on loans...        11,011               -          14,235
Assumption of debt upon foreclosure of real estate loans...............             -               -           5,560

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principles. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Company's financial position or results of operations.

         In December 2004, the FASB issued a revision of SFAS 123, "Share-Based Payment," ("SFAS 123-R") which requires all share-based payments to employees to be recognized in the income statement based on their fair values. The Company's option grants to employees and directors, as well as any restricted stock awards represent share-based payments. SFAS 123-R supersedes Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." SFAS 123-R is effective for the Company beginning with its fiscal year commencing October 1, 2005. The application of SFAS 123-R in the fiscal year ending September 30, 2006 to options outstanding at September 30, 2005 will result in a charge to operations of approximately $1.1 million before taxes.

STOCK-BASED COMPENSATION

         The Company accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by the required disclosures SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

         No stock-based employee compensation cost has been reflected in the Company's net income (loss), as all options granted under those plans have had an exercise price equal to the market value of the underlying common stock on the date of grant.

         SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, eight years in fiscal 2005 and 10 years for fiscal 2004 and 2003, respectively; stock volatility, 28%, 23% and 70% in fiscal 2005, 2004 and 2003, respectively; risk-free interest rate, 4.3%, 4.1% and 4.0% in fiscal 2005, 2004 and 2003, respectively; and dividends were based on the Company's historical rate.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

STOCK-BASED COMPENSATION - (CONTINUED)

         The following table illustrates the effect on net income (loss) and per share amounts as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                           -------------------------------------------
                                                                              2005            2004              2003
                                                                           ---------       ----------        ---------
Net income (loss)....................................................      $  16,458       $   18,409        $  (2,915)
Stock-based employee compensation determined under the fair
  value-based method, net of tax.....................................         (3,244)          (2,328)          (3,100)
                                                                           ---------       ----------        ---------
Pro forma net income (loss)............................................    $  13,214       $   16,081        $  (6,015)
                                                                           =========       ==========        =========
Basic earnings (loss) per share:
   As reported.........................................................    $    0.93       $     1.06        $   (0.17)
   Pro forma...........................................................    $    0.75       $     0.92        $   (0.35)

Diluted earnings (loss) per share:
   As reported.........................................................    $    0.86       $     1.01        $   (0.17)
   Pro forma...........................................................    $    0.69       $     0.88        $   (0.34)

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents and restricted cash. The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms. At September 30, 2005, the Company had $36.3 million in deposits at various banks, of which $33.6 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

INVESTMENTS IN MARKETABLE SECURITIES

         The Company accounts for its investment in The Bancorp, Inc. ("TBBK") in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment is classified as available-for-sale and, as such, is carried at fair market value based on market quotes. Unrealized gains and losses, net of taxes, are reported as a separate component of stockholders' equity. The investment in RAIT Investment Trust ("RAIT") was accounted for similarly. In fiscal 2005, 2004 and 2003, the Company sold 110,637, 782,700 and 542,600 common shares of RAIT for $3.1 million, $20.2 million and $12.0 million and realized gains of $1.5 million, $9.5 million and $4.0 million, respectively. The cost of securities sold is based on the specific identification method. As of September 30, 2005, the Company no longer owns any RAIT shares (see Note 17).

         The following table discloses the pre-tax unrealized gains relating to the Company's investments in marketable securities (in thousands):

                                                 SEPTEMBER 30,
                                             --------------------
                                               2005         2004
                                             -------      -------
Cost......................................   $ 5,094      $ 5,547
Unrealized gains..........................     3,413        1,483
                                             -------      -------
Estimated fair value......................   $ 8,507      $ 7,030
                                             =======      =======

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company used the following methods and assumptions in estimating the fair value of each class of financial instrument for which it is practicable to estimate fair value.

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

         It is impractical to determine the fair values of the Company's investments in real estate loans because each loan is a unique transaction involving a discrete property. However, the Company believes the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

         The following table provides information on other financial instruments (in thousands):

                                                                 SEPTEMBER 30, 2005              SEPTEMBER 30, 2004
                                                              -------------------------       -------------------------
                                                               Carrying      Estimated         Carrying      Estimated
                                                                Amount       Fair Value         Amount       Fair Value
                                                              ----------    -----------       ----------    -----------
Financial fund management debt...........................     $   97,751    $    97,751       $        -    $         -
Real estate debt.........................................         18,519         18,519           23,639         23,639
Equipment finance debt...................................         30,942         30,942           18,083         18,083
Other debt...............................................             90             90            1,972          1,972
                                                              ----------    -----------       ----------    -----------
                                                              $  147,302    $   147,302       $   43,694    $    43,694
                                                              ==========    ===========       ==========    ===========

         For all debt, the carrying value approximates fair value because of the short-term maturity of these instruments and the variable interest rates in the debt agreements.

LOANS HELD FOR INVESTMENT - FINANCIAL FUND MANAGEMENT

         The Company purchases participations in corporate leveraged loans and commercial real estate loans in the secondary market and through syndications of newly originated loans. Loans are held for investment; therefore, the Company initially records them at their purchase price, and subsequently accounts for them based on their outstanding principal plus or minus any unamortized premiums or discounts. In certain instances, where the credit fundamentals underlying a particular loan have changed in such a manner that the Company's expected return on investment may decrease, the Company may sell a loan held for investment. Once the determination has been made by the Company that it no longer will hold the loan for investment, the Company will account for the loan at the lower of amortized cost or market value.

         To estimate the allowance for loan losses, the Company first identifies impaired loans. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value. Fair value may be determined based on market price, if available; the fair value of the collateral less estimated disposition costs; or the present value of estimated cash flows. Increases in the allowance for loan losses are recognized in the statements of operations as a provision for loan losses. A charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced, when the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

LOANS HELD FOR INVESTMENT - FINANCIAL FUND MANAGEMENT - (CONTINUED)

         An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (1) management believes that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt.

REVENUE RECOGNITION

FINANCIAL FUND MANAGEMENT

Loan Interest Income Recognition

         Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted into income using the effective yield method. When the Company purchases a loan or pool of loans at a discount, it considers the provisions of American Institute of Certified Public Accountants Statement of Position ("SOP") 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" to evaluate whether all or a portion of the discount represents accretable yield. If a loan with a premium or discount is prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase to interest income.

Resource Capital Corp.

         In March 2005, the Company formed and sponsored Resource Capital Corp. ("RCC"), a real estate investment trust. The Company entered into a Management Agreement pursuant to which it will provide certain services, including investment management and certain administrative services to RCC. The Company receives fees and is reimbursed for its expenses as follows:

         o a monthly base management fee equal to 1/12th of the amount of RCC's equity multiplied by 1.50%. Under the Management Agreement, "equity" is equal to the net proceeds from any issuance of shares of common stock less other offering related costs plus or minus the Company's retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts RCC paid for common stock repurchases. The calculation may be adjusted for one-time events due to changes in generally accepted accounting principles ("GAAP") as well as other non-cash charges, upon approval of the independent directors of RCC;

         o incentive compensation based on the products of (i) 25% of the dollar amount by which, (A) RCC's net income (determined in accordance with GAAP) per common share (before non-cash equity compensation expense and incentive compensation) for a quarter (based on the weighted average number of shares outstanding) exceeds, (B) an amount equal to
           (1) the weighted average share price of shares of common stock in the offerings of RCC, multiplied by, (2) the greater of (A) 2.00% or (B) 0.50% plus one-fourth of the Ten Year Treasury rate as defined in the Management Agreement for such quarter, multiplied by, (ii) the weighted average number of common shares outstanding for the quarter. The calculation may be adjusted for onetime events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of RCC; and

         o out-of-pocket expenses and certain other costs incurred by the Company that relates directly to RCC and its operations.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION - FINANCIAL FUND MANAGEMENT - Resource Capital Corp. - (Continued)

         Incentive compensation will be paid quarterly. Seventy-five percent (75%) of the incentive compensation will be paid in cash and twenty-five percent (25%) will be paid in the form of a restricted stock award. The Company may elect to receive more than 25% of its incentive compensation in the form of shares of common stock. The Company's ownership percentage in RCC, direct and indirect, cannot exceed 9.8%. All shares are fully vested upon issuance, provided, that the Company may not sell such shares for one year after the incentive compensation becomes due and payable. Shares payable as incentive compensation are valued as follows:

         o if such shares are traded on a securities exchange, at the average of the closing prices of the shares on such exchange over the thirty day period ending three days prior to the issuance of such shares;

         o if such shares are actively traded over-the-counter, at the average of the closing bid or sales price as applicable over the thirty day period ending three days prior to the issuance of such shares; and

         o if there is no active market for such shares, the value shall be the fair market value thereof, as reasonably determined in good faith by the board of directors of RCC.

         The initial term of the Management Agreement ends March 31, 2008. The Management Agreement automatically renews for a one-year term at the end of the initial term and each renewal term. With a two-thirds vote of the independent directors of RCC, the independent directors may elect to terminate the Management Agreement because of the following:

         o unsatisfactory performance; and/or

         o unfair compensation payable to the Company and fair compensation cannot be agreed upon between two-thirds of the independent directors and the Company;

         In the event that the Agreement is terminated based on the provisions disclosed above, RCC must pay the Company a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive during the two 12-month periods immediately preceding the date of such termination. RCC is also entitled to terminate the Management Agreement for cause (as defined) without payment of any termination fee.

         The base management fee for the period ended September 30, 2005 was approximately $1.8 million. No incentive fee was earned by the Company for the period ended September 30, 2005. In addition, the Company charged RCC $631,000 for out-of-pocket expenses and certain other reimbursable costs for the period ended September 30, 2005.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION - FINANCIAL FUND MANAGEMENT - (Continued)

Stock Based Compensation

         In connection with the formation of RCC, the Company was granted 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock of RCC. Subsequently, the Company granted 289,000 shares of restricted stock to certain members of RCC's management. A holder of the restricted shares has all of the rights of a stockholder of RCC, including the right to vote such shares and receive dividends. The Company accounts for the restricted stock and stock options in accordance with EITF 96-18, "Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," ("EITF 96-18") and SFAS 123. The terms of the stock award agreement provide that the deferred compensation be amortized over a three year graded vesting period with the amortization expense reflected as equity compensation expense. The unvested stock and options are adjusted quarterly to reflect changes in fair value as performance under the agreement is completed. Any change in fair value is reflected in the equity compensation expense recognized in that quarter and in future quarters until the stock and options are fully vested.

Trapeza

         Investments in the Trapeza entities are accounted for using the equity method of accounting because the Company, as a 50% owner of the general partner of these entities, has the ability to exercise significant influence over their operating and financial decisions. The Company accounts for its share of equity earnings using a one-quarter lag, as permissible by GAAP. The Company's combined general and limited partner interests in these entities range from 13% to 18%.

Financial Fund Management Entities

         Structured Finance Funds. Investments in financial fund management entities contain the interests in unconsolidated collateralized debt obligations ("CDOs") owned by partnerships that the Company controls and as a result, the entities are consolidated in its consolidated financial statements. The financial fund management entities account for these interests in accordance with EITF 99-20 and reflect the interest owned by third parties as minority interest in financial fund management entities on the consolidated balance sheets. The Company's combined general and limited partner interests in these entities range from 15% to 36%.

         Other Company Sponsored Financial Fund Management Entities. The accounts of other company sponsored financial fund management entities have been consolidated in the Company's financial statements. The Company reflects the interest owned by third parties as minority interest in financial fund management entities in its consolidated balance sheets. The Company's general partner interests in each of these entities is approximately 9%.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION - (CONTINUED)

REAL ESTATE

         The Company's investments in real estate partnerships, limited liability companies and TIC programs are accounted for using the equity method of accounting since the Company has the ability to exercise significant influence over operating and financial decisions of the entities. The Company sponsored and manages four real estate investment partnerships which were organized to invest in multi-family residential properties. The Company currently receives acquisition fees ranging from 1.75% - 2.00% of the net purchase price of properties acquired and an additional fee ranging from 1.75% - 2.00% for debt placement related to the properties acquired. The Company recognizes these fees upon acquiring the properties and obtaining the related financing. The Company sponsored a fifth real estate partnership which was still in the offering stage at September 30, 2005. The Company also receives a monthly property management fee equal to 5% of the gross operating revenues from the partnerships' properties. The Company typically subcontracts its property management obligations to third party property managers. The Company recognizes this fee as the partnerships' revenues are earned. Additionally, the Company receives an annual investment management fee from the partnerships equal to 1% of the gross offering proceeds of each partnership for its services. This investment management fee is recognized ratably over each annual period.

         In fiscal 2005, the Company sponsored and manages two TIC investments which were established to acquire multi-family residential properties. The Company currently receives acquisition fees equal to 1.75% of the purchase price of the properties acquired, financing fees equal to 1.75% of the debt related to property acquisition and a bridge equity fee. The Company also receives a property management fee equal to 5% of the gross operating revenues from the TIC investments, payable monthly. The Company recognizes this fee as the TIC investments revenues are earned. The Company typically subcontracts its property management obligations to third party property managers. Additionally, the Company receives an annual asset management fee from the TIC investment equal to 1% of the gross offering proceeds of the property in connection with its performance of its asset management responsibilities. The asset management fee is recognized ratably over each annual period.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION - (CONTINUED)

EQUIPMENT FINANCE

Finance Revenues

         The Company's lease transactions are generally classified as direct financing leases in accordance with SFAS 13 and its amendments (as distinguished from sales-type or operating leases). Such financings transfer substantially all benefits and risks of equipment ownership to the customer. The Company's investments in direct financing leases and notes consists of the sum of the total future minimum payments receivable and the estimated unguaranteed residual value of lease equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the lease by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Company generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.

         Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the original lease terms of operating leases, the Company will not recover all of the undepreciated cost and related expenses of the related equipment and, therefore, it is prepared to remarket the equipment subsequent to lease terminations. The Company's policy is to review on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.

Acquisition and Fund Management Fees

         The Company receives acquisition fees from certain parties equal to a percentage of the cost of leased equipment acquired on behalf of these parties as compensation for expenses incurred related to the lease acquisition. These fees are earned at the time of the sale of the related leased equipment to those parties. In addition, the Company receives management fees for managing and servicing the leased assets acquired on behalf of these parties and earns fees at the time the service is performed. The Company also currently receives servicing fees ranging from 2% to 4% of gross rental payments received from certain parties and for others, the Company receives servicing fees that average 1% of the managed portfolio balance. Further, the Company receives fees as a reimbursement of its operating and administrative expenses incurred to manage the partnerships.

         The Company has established a program with subsidiaries of Merrill Lynch Commercial Finance Corp. ("ML") under which it originates and sells leases to ML. The Company records gains or losses on the sales of leases and notes to ML based on the present value of the estimated cash flows that it has retained over the estimated outstanding period of the receivables. This excess cash flow essentially represents an "interest-only" ("I/O") strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid for debt service, credit losses, and service fees. During fiscal 2005, the Company recognized a gain of $313,000, net of tax, related to the I/O strip.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION - EQUIPMENT FINANCE - Acquisition and Fund Management Fees - (Continued)

         The Company uses key valuation assumptions in determining the fair value of the I/O strip. The Company estimates the values for these assumptions using historical data and the impact of the current economic environment on the performance of the financings sold. The key assumptions used to value the I/O strip at September 30, 2005 were as follows:

Weighted average expected credit losses..........................  2.5%
Weighted average discount rate................................... 12.0%

         The following table presents the decrease in the I/O strip receivable that would result from hypothetical adverse changes of 10% and 20% in the assumptions used to determine the fair value of the I/O strip. This information is presented in accordance with the requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (in thousands).

                                                   10% CHANGE        20% CHANGE
                                                   ----------        ----------
Credit loss percentage............................ $   (76)          $  (123)
Discount rate..................................... $   (12)          $   (17)

Other

         Investments in equipment finance partnerships are accounted for using the equity method of accounting since the Company has the ability to exercise significant influence over operating and financial decisions of the partnerships.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources. These changes, other than net income
(loss), are referred to as "other comprehensive income (loss)" and for the Company include changes in the fair value, net of taxes, of marketable securities. Hedging gains and losses of our former energy subsidiary were also included in comprehensive income through June 30, 2005, the spin-off completion date.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 5 - EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share ("Basic EPS") is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share ("Diluted EPS") is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised.

         The following table presents a reconciliation of the components used in the computation of Basic EPS and Diluted EPS (in thousands):

                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                           -------------------------------------------
                                                                              2005            2004            2003
                                                                           -----------     -----------      ----------
Income (loss) from continuing operations before cumulative effect
    of a change in accounting principle, net of tax....................    $     5,930     $     1,969      $   (3,556)
Income from discontinued operations, net of tax........................         10,528          16,440          14,522
Cumulative effect of a change in accounting principle, net of tax......              -               -         (13,881)
                                                                           -----------     -----------      ----------
    Net income (loss)..................................................    $    16,458     $    18,409      $   (2,915)
                                                                           ===========     ===========      ==========
Basic shares outstanding...............................................         17,696          17,417          17,172
Dilutive effect of stock option and award plans........................          1,508             892             396
                                                                           -----------     -----------      ----------
Dilutive shares outstanding............................................         19,204          18,309          17,568
                                                                           ===========     ===========      ==========

NOTE 6 - CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less (temporary cash investments) at the time of purchase. The Company also has $5.0 million of restricted cash held in escrow in conjunction with a warehouse facility (see
Note 19).

NOTE 7 - INVESTMENTS IN EQUIPMENT FINANCE

         The Company's investments in equipment finance include the following (in thousands):

                                                                SEPTEMBER 30,
                                                            --------------------
                                                              2005        2004
                                                            --------    --------
Direct financing leases, net............................... $ 25,739    $ 20,726
Notes receivable...........................................   10,309       2,822
Assets subject to operating leases, net of accumulated
     depreciation of $481 and $22..........................    5,216         510
                                                            --------    --------
   Investments in equipment finance........................ $ 41,264    $ 24,058
                                                            ========    ========

         The interest rates on notes receivable generally range from 8% to 11%.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 7 - INVESTMENTS IN EQUIPMENT FINANCE - (CONTINUED)

         The components of direct financing leases are as follows (in thousands):

                                                               SEPTEMBER 30,
                                                          --------------------
                                                            2005        2004
                                                          --------    --------
Total future minimum lease payments receivables.......... $ 30,391    $ 25,052
Initial direct costs, net of amortization................      564         428
Unguaranteed residuals...................................      503          87
Unearned income..........................................   (5,589)     (4,722)
Security deposits........................................     (130)       (119)
                                                          --------    --------
   Investments in direct financing leases................ $ 25,739    $ 20,726
                                                          ========    ========

         Although the lease terms extend over many years as indicated in the following table, the Company routinely sells without recourse the leases it acquires to the investment entities it manages including RCC or ML shortly after their origination in accordance with agreements with each party. As a result of these routine sales of leases and the Company's credit evaluations, management concluded that no allowance for possible losses was needed at September 30, 2005 and 2004. The contractual future minimum lease and note payments and related rental payments scheduled to be received on direct financing non-cancelable leases, notes receivable and operating leases for each of the five succeeding annual periods ending September 30 and thereafter are as follows (in thousands):

                                                           DIRECT FINANCING        NOTES           OPERATING
                                                                LEASES           RECEIVABLE         LEASES
                                                           ----------------      ----------        ---------
   2006...................................................     $   7,463         $   4,153         $  1,645
   2007...................................................         6,974             1,066            1,522
   2008...................................................         6,306             1,081            1,072
   2009...................................................         4,481             1,098              467
   2010...................................................         3,618             1,153              329
   Thereafter.............................................         1,549             1,758                4
                                                               ---------         ---------         --------
                                                               $  30,391         $  10,309         $  5,039
                                                               =========         =========         ========

NOTE 8 - LOANS HELD FOR INVESTMENT - FINANCIAL FUND MANAGEMENT

         The following is a summary of the Company's syndicated loans held for investment at September 30, 2005 (in thousands):

                                            UNAMORTIZED            NET
                             PRINCIPAL        PREMIUM         AMORTIZED COST
                            -----------    -------------     ----------------
   Syndicated loans.......  $   97,477       $     275           $  97,752
                            ==========       =========           =========

         At September 30, 2005, the Company's secured syndicated loan portfolio consisted of $97.8 million of floating rate loans, which bear interest between various London Inter-Bank Offered Rates ("LIBOR") rates plus 1.00% to 6.00%, with maturity dates ranging from December 2005 to April 2013. There were no fixed rate loans as of September 30, 2005.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 8 - LOANS HELD FOR INVESTMENT - (CONTINUED)

         At September 30, 2005, all of the Company's loans are current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred. Accordingly, as of September 30, 2005, management of the Company had determined that no allowance for loan losses was needed.

NOTE 9 - INVESTMENTS IN REAL ESTATE

REAL ESTATE LOANS AND REAL ESTATE

         The Company focuses its real estate operations on the sponsorship and management of real estate investment programs and the management and resolution of its investments in real estate.

         The following is a summary of the changes in the carrying value of its investments in real estate (in thousands):

                                                                                  SEPTEMBER 30,
                                                                           --------------------------
                                                                              2005            2004
                                                                           -----------     ----------
Investments in real estate loans, beginning of period................      $    24,066     $   40,416
   New loans.........................................................            2,240          9,848
   Additions to existing loans.......................................            1,399          2,069
   Loan write-off....................................................             (369)             -
   Loan converted to equity interest.................................                -         (7,442)
   Accretion of discount (net of collection of interest).............              860          1,909
   Collection of principal...........................................           (2,273)       (22,734)
                                                                           -----------     ----------
Investments in real estate loans, end of period......................           25,923         24,066
Real estate ventures.................................................           21,507         19,918
Real estate owned, net of accumulated depreciation of $1,346
   and $676..........................................................           12,674          4,124
Allowance for possible losses........................................             (770)          (989)
                                                                           -----------     ----------
Investments in real estate...........................................      $    59,334     $   47,119
                                                                           ===========     ==========

         At September 30, 2005 and 2004, the Company held for its own account, real estate loans with aggregate face values of $62.4 million and $61.3 million, respectively. Amounts receivable, net of senior lien interests, were $46.9 million and $43.7 million at September 30, 2005 and 2004, respectively.

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 9 - INVESTMENTS IN REAL ESTATE - (CONTINUED)

REAL ESTATE LOANS AND REAL ESTATE - (CONTINUED)

         The following is a summary of activity in the allowance for possible losses related to investments in real estate (in thousands):

                                                      SEPTEMBER 30,
                                                  --------------------
                                                   2005         2004
                                                  ------      --------
Balance, beginning of year......................  $  989      $  1,417
Provision for possible losses...................     150           550
Write-offs......................................    (369)         (978)
                                                  ------      --------
Balance, end of year............................  $  770      $    989
                                                  ======      ========

CONSOLIDATION OF VARIABLE INTEREST ENTITIES - REAL ESTATE

         In December 2003, the FASB issued FIN 46-R, "Consolidation of Variable Interest Entities," which provides guidance as to the definition of a VIE and requires it to be consolidated by its primary beneficiary, generally the party having an ownership or other contractual financial interest that is expected to absorb the majority of the VIE's expected losses. If no party has exposure to the majority of the VIE's expected losses, the primary beneficiary will be the party, if any, entitled to receive the majority of the VIE's residual returns. The primary beneficiary is required to consolidate the VIE's assets, liabilities and non-controlling interest at fair value.

         Certain entities relating to the Company's real estate business have been consolidated in accordance with FIN 46-R. Due to the timing of the receipt of financial information from third parties, the Company accounts for these entities' activities on a one quarter lag, except when adjusting for the impact of significant events such as a refinance or sale. The assets, liabilities, revenues and costs and expenses of the consolidated VIEs are included in the Company's consolidated financial statements where previously the Company's interests had been recorded as real estate loans.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 9 - INVESTMENTS IN REAL ESTATE - (CONTINUED)

CONSOLIDATION OF VARIABLE INTEREST ENTITIES - REAL ESTATE - (CONTINUED)

         The assets, liabilities, revenues and costs and expenses of the VIEs that are now included in the consolidated financial statements are not the Company's. The liabilities of the VIEs will be satisfied from the cash flows of the VIE's consolidated assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. The following tables provide supplemental information about assets, liabilities, revenues and costs and expenses associated with entities consolidated in accordance with FIN 46-R that are not classified as held for sale at the dates indicated (in thousands):

                                                                               SEPTEMBER 30,
                                                                        -----------------------------
                                                                           2005              2004
                                                                        ---------         -----------
ASSETS:
   Cash and cash equivalents.......................................     $     643         $     1,306
   Accounts receivable, prepaid expenses and other current assets..           133                 347
                                                                        ---------         -----------
     Total current assets..........................................           776               1,653
   Property and equipment, net of accumulated depreciation of
     $1,345 and $1,460.............................................        27,196              58,897
   Other assets....................................................             -                   8
                                                                        ---------         -----------
     Total assets..................................................     $  27,972         $    60,558
                                                                        =========         ===========
LIABILITIES:
   Current portion of long-term debt...............................     $   1,390         $       790
   Accounts payable................................................           570               4,036
   Accrued liabilities.............................................           275                 481
                                                                        ---------         -----------
     Total current liabilities.....................................         2,235               5,307
   Long-term debt..................................................        17,129              22,849
   Deferred revenue and other liabilities..........................           163               1,835
                                                                        ---------         -----------
     Total liabilities.............................................     $  19,527         $    29,991
                                                                        =========         ===========

                                                                                                       FOR THE PERIOD
                                                                                                        JULY 1, 2003
                                                                             YEARS ENDED                 (DATE OF
                                                                            SEPTEMBER 30,               ADOPTION) TO
                                                                       ---------------------------      SEPTEMBER 30,
                                                                         2005             2004              2003
                                                                       ---------       -----------      ------------
CONTINUING OPERATIONS - FIN 46:
   Revenues - real estate.........................................     $   8,558       $     7,843      $        601

   Costs and expenses - real estate:
     Operating expenses...........................................         5,660             4,751               371
     Depreciation and amortization................................           934               878                58
     Interest.....................................................         1,060             1,035                35
                                                                       ---------       -----------      ------------
       Total FIN 46 costs and expenses - real estate..............         7,654             6,664               464
                                                                       ---------       -----------      ------------

     Operating income - real estate...............................     $     904       $     1,179      $        137
                                                                       =========       ===========      ============

         Minimum future rental income under non-cancelable operating leases associated with real estate rental properties owned by the Company or real estate consolidated under FIN 46-R that have terms in excess of one year for each of the five succeeding years ended September 30, are as follows: 2006 - $714,000; 2007 - $704,000; 2008 - $676,000; 2009 - $678,000; and 2010 -
$628,000.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 9 - INVESTMENTS IN REAL ESTATE - (CONTINUED)

CONSOLIDATION OF VARIABLE INTEREST ENTITIES - REAL ESTATE - (CONTINUED)

         The following tables provide supplemental information about assets, liabilities and discontinued operations associated with seven entities that are held for sale, substantially all of which are consolidated in accordance with FIN 46-R (in thousands):

                                                                                  SEPTEMBER 30,
                                                                          ----------------------------
                                                                              2005            2004
                                                                          ------------    ------------
   ASSETS:
      Cash and cash equivalents........................................   $      2,546    $      5,073
      Accounts receivable, prepaid expenses and other current assets...            731             873
      Property and equipment, net......................................        103,237          94,717
      Other assets, net................................................          1,006           2,300
                                                                          ------------    ------------
        Total assets held for sale.....................................   $    107,520    $    102,963
                                                                          ============    ============
   LIABILITIES:
      Mortgage loans...................................................   $     69,058    $     58,168
      Other liabilities................................................          5,380           7,132
                                                                          ------------    ------------
        Total liabilities associated with assets held for sale.........   $     74,438    $     65,300
                                                                          ============    ============


                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                           ------------------------------------------
                                                                              2005            2004            2003
                                                                           -----------     ----------       ---------
   (LOSS) INCOME FROM FIN 46 DISCONTINUED OPERATIONS:

     Revenues..........................................................    $    18,794     $   17,427       $   6,435

     Costs and expenses................................................         16,090         16,722           4,572
                                                                           -----------     ----------       ---------
        Operating income...............................................          2,704            705           1,863

     Writedown of properties...........................................              -         (7,337)              -

     (Loss) gain on disposals..........................................        (11,699)           749            (500)

     Income tax benefit (provision)....................................          3,238          2,166            (640)
                                                                           -----------     ----------       ---------
        (Loss) income from discontinued operations.....................    $    (5,757)    $   (3,717)      $     723
                                                                           ===========     ==========       =========

         For further information, see Note 20 on discontinued operations.

NOTE 10 - INVESTMENT IN RESOURCE CAPITAL CORP.

         In March 2005, the Company formed and sponsored RCC, a real estate investment trust that is managed by the Company. RCC's principal business activity is to purchase and manage a diversified portfolio of real estate related securities and commercial finance assets. The Company purchased 1.0 million shares of RCC common stock for $15.00 per share and was granted 345,000 shares of RCC restricted common stock and options to purchase 651,666 common shares of RCC at an exercise price of $15.00 per share. As of September 30, 2005, the Company has awarded 289,000 of these restricted shares to certain members of RCC's management. The investment of $15.0 million is carried at the lower of cost or market. In July, August, October and November 2005, RCC filed a registration statement and amended registration statements with the Securities and Exchange Commission in connection with a proposed initial public offering of its common stock and common stock held by certain of its stockholders.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 11 - PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is based on cost, less estimated salvage value, using the straight-line method over the asset's estimated useful life. Amortization is based on cost using the straight-line method over the lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property and equipment are capitalized.

         The estimated service lives of property and equipment are as follows:

  Leasehold improvements................................    1-7 years
  Real estate assets - FIN 46...........................     40 years
  Furniture and equipment...............................    3-7 years

         Property and equipment, net, consists of the following (in thousands):

                                                            SEPTEMBER 30,
                                                       ----------------------
                                                         2005          2004
                                                       --------      --------
   Leasehold improvements............................  $  1,134      $    403
   Real estate assets - FIN 46.......................    28,541        60,357
   Furniture and equipment...........................     4,112         2,964
                                                       --------      --------
                                                         33,787        63,724

   Accumulated depreciation and amortization.........    (3,266)       (2,623)
                                                       --------      --------
      Property and equipment, net....................  $ 30,521      $ 61,101
                                                       ========      ========

NOTE 12 - OTHER ASSETS

         The following table provides information about other assets (in thousands):

                                                                               SEPTEMBER 30,
                                                                          ----------------------
                                                                            2005          2004
                                                                          --------      --------
Investment in The Bancorp, Inc., at market
    value including unrealized gains of $3,413 at
    September 30, 2005 and at cost at September 30, 2004..............    $  8,507      $  4,004
Investment in RAIT Investment Trust, at market value
   including unrealized gains of $1,483 at September 30, 2004..........          -         3,026
Other..................................................................     12,888         7,276
                                                                          --------      --------
    Other assets, net..................................................   $ 21,395      $ 14,306
                                                                          ========      ========

NOTE 13 - DEBT

         Total debt consists of the following (in thousands):

                                                                                        SEPTEMBER 30,
                                                                                 --------------------------
                                                                                   2005              2004
                                                                                 ---------         --------
    Secured warehouse credit facility - financial fund management............    $  97,751         $      -
    Real estate - FIN 46 mortgage loans......................................       18,519           23,639
    Secured revolving credit facilities - equipment finance..................       30,942           18,083
    Other debt...............................................................           90            1,972
                                                                                 ---------         --------
        Total debt...........................................................      147,302           43,694
    Less current financial fund management - warehouse credit facility.......       97,751                -
    Less current equipment finance - revolving credit facilities.............       30,942            8,487
    Less current maturities - real estate and other..........................        1,543            2,750
                                                                                 ---------         --------
        Long-term debt......................................................     $  17,066         $ 32,457
                                                                                 =========         ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 13 - DEBT

         Annual debt principal payments over the next five fiscal years ending September 30 are as follows (in thousands):

                2006.............................    $  130,236
                2007.............................           709
                2008.............................           736
                2009.............................           792
                2010.............................        13,929

         At September 30, 2005, the Company, to the best of its knowledge, has complied with all financial covenants under its debt agreements. These agreements contain financial covenants customary for the type and size of the debt and include minimum equity requirements as well as specific debt service coverage and leverage ratios.

         Financial Fund Management - Warehouse Facility. Apidos CDO II has a warehouse facility with Credit Suisse First Boston ("CSFB") to finance the purchase of secured syndicated loans. The Company anticipates closing this CDO in December 2005 after acquiring approximately $350.0 million of syndicated loans with financing from their warehouse facility. As of September 30, 2005, $97.8 million was outstanding on this facility. The interest rate on this facility is equal to LIBOR plus an amount ranging from 0.25% to 0.35% and was 3.79% at September 30, 2005. This facility will expire and interest will be payable upon closing of the CDO transaction. Borrowings under this facility are secured by the syndicated loans purchased (see Note 8).

         Real Estate-Mortgage Loans on Real Estate - FIN 46. As of September 30, 2005, VIEs consolidated by the Company in accordance with FIN 46 hold three outstanding first mortgage loans secured by real estate with outstanding balances totaling $18.5 million. The mortgage loans require monthly payments of principal and interest at fixed interest rates ranging from 5.25% to 8.80%. Loan maturities range from December 2005 through July 2014. These mortgage loans are not legal obligations of the Company, however, they are senior to the VIEs' obligations to the Company. Loan payments are paid from the cash flows of these entities.

         Equipment Finance-Revolving Credit Facilities. LEAF Financial Corporation ("LEAF Financial"), the Company's equipment finance subsidiary, has a $15.0 million secured credit facility with Commerce Bank. Outstanding borrowings bear interest at one of two rates, elected at LEAF Financial's option; (i) the lender's prime rate plus 100 basis points, or (ii) LIBOR plus 300 basis points. The facility expires in April 2006. As of September 30, 2005, the balance outstanding was $740,000 at an interest rate of 6.7%. In addition, LEAF Financial, entered into a $75.0 million secured revolving credit facility with National City Bank which terminates in January 2006. Outstanding loans bear interest at one of two rates, elected at LEAF Financial's option; (i) the lender's prime rate plus 100 basis points, or (ii) LIBOR plus 225 basis points. As of September 30, 2005, the balance outstanding was $30.2 million at an interest rate of 5.8%. Borrowings under these facilities are collateralized by the equipment finance assets being financed and the underlying equipment being leased. The Company has guaranteed these credit facilities.

         Other Debt. During the year ended September 30, 2002, the Company issued convertible notes payable in the amount of $11,000 to two executive officers of its subsidiary, LEAF Financial. The notes accrue interest at a rate of 8% per annum, and mature in 2012. No payment of accrued interest or principal is due until 2007, at which time accrued interest is due. Thereafter, monthly interest payments are required until the notes mature. The notes can be converted into 11.5% of the subsidiary's common stock.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 13 - DEBT - (CONTINUED)

         Real Estate-Revolving Credit Facility. The Company has an $18.0 million revolving line of credit with Sovereign Bank. Interest is payable monthly at The Wall Street Journal prime rate (6.75% at September 30, 2005) and principal is due upon expiration in July 2006. Advances under this line must be utilized to acquire commercial real estate or interests therein, to fund or purchase loans secured by commercial real estate or interests, or to reduce indebtedness on loans or interests which the Company owns or holds. The advances are secured by the properties related to these funded transactions. At September 30, 2005 and 2004, there were no outstanding borrowings and $18.0 million was available under this line.

NOTE 14 - INCOME TAXES

         The following table details the components of the Company's income taxes from continuing operations (in thousands):

                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                          -------------------------------------------
                                                                              2005            2004            2003
                                                                          ----------      ----------       ----------
   Provision (benefit) for income tax:
      Current:
        Federal........................................................   $        -      $        -       $        -
        State..........................................................            -               -                -
     Deferred..........................................................        3,954           1,312           (2,370)
                                                                          ----------      ----------       ----------
                                                                          $    3,954      $    1,312       $   (2,370)
                                                                          ==========      ==========       ==========

          A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                          -------------------------------------------
                                                                              2005            2004            2003
                                                                          ----------      ----------       ----------
   Statutory tax rate..................................................         35%             35%              35%
   Tax-exempt interest.................................................         (1)             (5)               5
   State income taxes..................................................          7               9                -
   Valuation allowance for state loss carryfowards.....................         (4)              -                -
   Excessive employee remuneration.....................................          2               -                -
   Other items.........................................................          1               1                -
                                                                          --------        --------         --------
                                                                                40%             40%              40%
                                                                          ========        ========         ========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 14 - INCOME TAXES - (CONTINUED)

         The components of the net deferred tax asset at the dates indicated are as follows (in thousands):

                                                                                           SEPTEMBER 30,
                                                                                 --------------------------------
                                                                                     2005                2004
                                                                                 -----------          -----------
   Deferred tax assets related to:
      Federal loss carryforward............................................      $         -          $     1,942
      Accrued expenses.....................................................            4,416                3,970
      Provision for possible losses........................................              132                   21
      Employee stock option exercises......................................            2,538                   21
                                                                                 -----------          -----------
        Total deferred tax assets..........................................            7,086                5,954
                                                                                 -----------          -----------

   Deferred tax liabilities related to:
      Property and equipment basis differences.............................             (603)                (369)
      Investments in real estate loans assets..............................           (3,555)              (2,946)
      Investment in financial fund management assets.......................           (1,572)                (383)
      Unrealized gain on investments.......................................           (1,356)                (491)
                                                                                 -----------          -----------
        Total deferred tax liabilities.....................................           (7,086)              (4,189)
                                                                                 -----------          -----------
   Net deferred tax asset..................................................      $         -          $     1,765
                                                                                 ===========          ===========

         The Company had net operating loss carryfowards of approximately $77.9 million at September 30, 2005, primarily related to state income taxes that will expire beginning in fiscal year ending September 30, 2008 through fiscal year ending September 30, 2024. The Company had deferred tax assets of $5.3 million for net operating loss carryforwards for which a related valuation allowance for substantially all was established prior to 2005 based on the uncertainty of generating future taxable income in certain states during the limited period that the net operating loss carryfowards can be carried forward.

NOTE 15 - EQUIPMENT FINANCE PORTFOLIO ACQUISITIONS

         In March 2005, LEAF Financial expanded its lease origination capability and assets under management with the acquisition of the equipment finance portfolio of Allco Enterprises Inc. for $28.0 million.

         In June 2004, LEAF Financial expanded its lease origination capability and assets under management with the acquisition of certain assets of Premier Lease Services, L.C. The acquisition included both a portfolio of small ticket leases with a value of $35.0 million bought on behalf of its investment partners and numerous vendor finance relationships as well as the right to utilize certain of their origination personnel.

NOTE 16 - BENEFIT PLANS

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

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 16 - BENEFIT PLANS - (CONTINUED)

         The common stock purchased by the ESOP is held by the ESOP trustee in a suspense account. On an annual basis, a portion of the common stock is released from the suspense account. As of September 30, 2005, there were 144,000 shares allocated to participants and 28,000 unallocated shares in the plan. The fair value of the unallocated shares is $494,000 as of September 30, 2005. Compensation expense related to the plan amounted to $113,000, $216,000 and $160,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

         In connection with the spin-off and distribution of Atlas America shares, the ESOP owns 102,000 shares of Atlas America of which 85,000 shares are allocated to participants and 17,000 are unallocated as of September 30, 2005. The fair value of the unallocated shares is $808,000 as of September 30, 2005.

         Employee Savings Plan. The Company sponsors an Investment Savings Plan under Section 401(k) of the Internal Revenue Code which allows employees to defer up to 15% of their income, subject to certain limitations, on a pretax basis through contributions to the savings plan. The Company matches up to 50% of each employee's contribution, subject to certain limitations. Included in general and administrative expenses are $247,000, $356,000 and $284,000 for the Company's matching contributions for the years ended September 30, 2005, 2004 and 2003, respectively.

         Stock Options. The following table summarizes certain information about the Company's equity compensation plans (four employee stock option plans and two non-employee directors plans), in the aggregate, as of September 30, 2005.

---------------------------------------------------------------------------------------------------------------------
                                           (a)                       (b)                           (c)
---------------------------------------------------------------------------------------------------------------------
                                                                                    Number of securities remaining
                                 Number of securities to      Weighted-average       available for future issuance
                                 be issued upon exercise      exercise price of     under equity compensation plans
                                 of outstanding options,    outstanding options,     excluding securities reflected
Plan category                     warrants and rights       warrants and rights             in column (a)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security
   holders                             3,770,008                  $  7.57                     957,414
---------------------------------------------------------------------------------------------------------------------

         During fiscal 2005, the Company had five employee stock option plans, those of 1989, 1997, 1999, 2002 and 2005. No further grants may be made under the 1989 plan. In fiscal 2005, all remaining options previously granted under the 1989 plan were exercised and the plan was terminated. Options under all plans become exercisable as to 25% of the optioned shares each year after the date of grant and expires no later than ten years after the date of grant. In fiscal 2005, options of certain employees were accelerated. The impact of this decision is to lower compensation expense in future periods as described in the next paragraph.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 16 - BENEFIT PLANS - (CONTINUED)

         In connection with the spin-off of Atlas America, the Company's shareholders received a distribution of 0.59367 shares of Atlas America for each share owned. Holders of options to purchase shares of the Company's stock did not participate in this distribution. As a result, an adjustment was required to preserve the intrinsic value of these options at the time of the spin-off. In accordance with rules prescribed by FIN 44, "Accounting for Certain Transaction Involving Stock Compensation - An Interpretation of APB 25" and Internal Revenue Service Treasury regulation section 1.424-1, the ratio of the exercise price per share to the market value per share could not be reduced and the aggregate intrinsic value of an option after the adjustment could not be greater than the intrinsic value immediately before the adjustment. To calculate the adjustment, the Company utilized the price of its stock on the date of the spin-off ($38.53) and the close of business on July 1, 2005 ($16.66). Activity reported for fiscal 2005 is based on the adjusted number of options and the adjusted exercise price assigned to those options.

         The 1997 Key Employee Stock Option Plan authorized the grant of up to 825,000 shares (1,907,998 shares, as adjusted for the spin-off) of the Company's common stock in the form of incentive stock options ("ISO's"), non-qualified stock options and stock appreciation rights ("SAR's"). As of September 30, 2005, no further shares were available for option grant under this plan. In fiscal 2005, 2004 and 2003, options for 205,831, 3,000 and 0 shares, respectively, were issued under this plan.

         The 1999 Key Employee Stock Option Plan authorized the granting of up to 1,000,000 shares (2,312,725 shares as adjusted for the spin-off) of the Company's common stock in the form of ISO's, non-qualified stock options and SAR's. As of September 30, 2005, no further shares were available for option grants under this plan. In fiscal 2005, options for 137,832 shares were issued. No options were issued under this plan during fiscal 2004 and 2003.

         The 2002 Key Employee Stock Option Plan, for which 750,000 shares (1,734,543 shares as adjusted for the spin-off) were reserved, provides for the issuance of ISO's, non-qualified stock options and SARs. As of September 30, 2005, no further shares were available for option grant under this plan. In fiscal 2005, options for 197,058 shares were issued. No options were issued under this plan during fiscal 2004. In fiscal 2003, options for 5,000 shares were issued under this plan.

         The 2005 Key Employee Stock Option Plan was approved by the shareholders in May 2005, for which 1,200,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. In fiscal 2005, options for 372,817 shares were issued under this plan.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 16 - BENEFIT PLANS - (CONTINUED)

         Transactions for the five employee stock option plans are summarized as follows:

                                                                 YEARS ENDED SEPTEMBER 30,
                                       ------------------------------------------------------------------------------
                                               2005                        2004                        2003
                                       ----------------------      -----------------------      ---------------------
                                                     Weighted                     Weighted                   Weighted
                                                     Average                      Average                    Average
                                                     Exercise                     Exercise                   Exercise
                                         Shares       Price         Shares         Price          Shares      Price
                                       ----------    --------      ---------      --------       ---------   --------
Outstanding - beginning of year....     1,763,495    $  10.42      1,849,254      $  10.26       2,375,504   $   9.86
   Adjustment for spin-off of
     Atlas America.................     2,314,891    $  (5.91)             -      $      -               -   $      -
   Granted.........................       913,538    $  14.95          3,000      $  17.35           5,000   $  11.50
   Exercised.......................    (1,354,396)   $   4.13        (81,323)     $   7.18        (385,281)  $   7.61
   Forfeited.......................        (4,315)   $   5.68         (7,436)     $   9.09        (145,969)  $  10.67
                                       ----------                  ---------                     ---------
Outstanding - end of year..........     3,633,213    $   7.61      1,763,495      $  10.42       1,849,254   $  10.26
                                       ==========    ========      =========      ========       =========   ========

Exercisable, at end of year........     3,058,026    $   6.53      1,297,331      $  10.96       1,053,843   $  11.29
                                       ==========    ========      =========      ========       =========   ========
Available for grant................       827,183                    232,124                       227,688
                                       ==========                  =========                     =========
Weighted average fair value per
   share of options granted
   during the year.................                  $   6.83                     $   7.65                   $   8.07
                                                     ========                     ========                   ========

         The following information applies to employee stock options outstanding as of September 30, 2005:

                                                Outstanding                                 Exercisable
                                ---------------------------------------------------------------------------------
                                                 Weighted
                                                  Average          Weighted                           Weighted
                                                Contractual        Average                            Average
                                 Shares        Life (Years)     Exercise Price        Shares       Exercise Price
                                ---------      ------------     --------------       ---------     --------------
   $  3.23 -  $  4.04           1,466,754          6.54            $   3.52          1,339,556        $    3.47
   $  4.77 -  $  7.50           1,252,921          4.26            $   6.05          1,252,921        $    6.05
   $ 14.44 -  $ 17.26             913,538          9.64            $  16.33            465,549        $   16.59
                                ---------                                            ---------
                                3,633,213                                            3,058,026
                                =========                                            =========

         Other Plans. In addition to the employee stock option plans, the stockholders approved the Resource America, Inc. 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan for which a maximum of 75,000 units (173,449 units, as adjusted for the spin-off) were reserved for issuance, all of which have been issued. Each unit represents the right to receive one share of the Company's common stock. The fair value of the grants awarded (at an average of $6.38 per unit, as adjusted for the spin-off), $1.0 million in total, has been charged to operations over the vesting period. As of September 30, 2005, 104,073 units (average $6.49 per unit), as adjusted for the spin-off, were outstanding and fully vested. During fiscal 2005, 27,752 units (at an average of $6.15 per unit), as adjusted by the spin-off, were converted to 27,752 shares of the Company's common stock and issued to a former director who resigned in March 2005. During fiscal 2003, 3,000 units were forfeited and 15,000 units (at an average of $13.37 per unit) were converted to 15,000 shares of the Company's common stock and issued to a former director who resigned in April 2003. The plan was terminated as of April 30, 2002, as provided by the terms of the plan, except with respect to previously awarded grants. No further grants can be made under this plan.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 16 - BENEFIT PLANS - (CONTINUED)

         In April 2002, the stockholders approved the Resource America, Inc. 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan for which a maximum of 75,000 units (173,454 units as adjusted for the spin-off) were reserved for issuance. Each unit represents the right to receive one share of the Company's common stock. In fiscal 2005, the Company issued 5,165 units (at an average of $14.50 per unit), as adjusted for the spin-off, under this plan. As of September 30, 2005, 32,723 units (at an average of $6.41 per unit), as adjusted for the spin-off, were outstanding under this plan of which 27,558 units were fully vested. During fiscal 2005, 1,824 units were forfeited and 7,361 units (at an average of $4.07 per unit) were converted to 7,361 shares of the Company's common stock and issued to a former director who resigned in March 2005. During fiscal 2003, 7,540 units were forfeited and 1,357 units (at an average of $11.05 per unit) were converted to 1,357 shares of the Company's common stock and issued to a former director who resigned in April 2003. The fair value of the grants awarded (at an average of $5.57 per unit, as adjusted for the spin-off), $348,000 in total, has been charged to operations over the vesting period. As of September 30, 2005, there were 130,231 units, as adjusted for the spin-off, available for issuance under this plan.

         In April 2003, the stockholders approved an amendment to each plan pursuant to which units now vest on the later of the fifth anniversary of the date the holder became an eligible director and the first anniversary of the grant of the units. Units will vest sooner upon a change of control of the Company or death or disability of a director, provided the director has completed at least six months of service. Upon termination of service by a director, all unvested units are forfeited.

         Under the supplemental employment retirement plan ("SERP") of Edward E. Cohen ("E. Cohen"), the Company pays an annual benefit of 75% of his average income. The benefit is payable during his life or for a period of 10 years from May 2004 (the date of his retirement as the Company's chief executive officer to become chief executive officer and president of Atlas America), whichever is longer. E. Cohen continues to serve as the Company's Chairman of the Board. During fiscal 2005, 2004 and 2003, operations were charged $30,000, $1.4 million and $315,000, respectively, with respect to these commitments. The 2004 charge resulted from an actuarial adjustment based upon the acceleration of his retirement. In June 2004, the Company commenced making payments to E. Cohen under his SERP in connection with his retirement. E. Cohen was paid $847,000 and $254,000 under the SERP during the years ended September 30, 2005 and 2004, respectively.

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities. The following table details receivables from related parties (in thousands):

                                                          SEPTEMBER 30,
                                                    -------------------------
                                                      2005            2004
                                                    --------        ---------
   Real estate investment partnerships............  $  1,366        $     509
   Equipment finance partnerships.................     1,178              467
   Atlas America..................................       111           10,413
   Financial fund management entities.............       272                -
   Resource Capital Corp..........................       750                -
   Other..........................................        89                -
                                                    --------        ---------
                                                    $  3,766        $  11,389
                                                    ========        =========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (CONTINUED)

         Relationship with Equipment Finance Partnerships. In fiscal 2005, 2004 and 2003, the Company received revenues from equipment finance investment partnerships in which it is a general partner of $2.9 million, $2.2 million and $2.8 million, respectively. In March 2004, the Company acquired $3.7 million of leases at book value from certain of these equipment finance investment partnerships which were liquidated in 2004.

         Relationship with Real Estate Investment Partnerships. In fiscal 2005, 2004 and 2003, the Company received fees from real estate investment partnerships in which it is a general partner of $3.6 million, $1.5 million and $3.1 million, respectively

         Relationship with Atlas America. On June 30, 2005, the Company completed the spin-off of Atlas America. Atlas America reimburses the Company for various costs and expenses it incurs on behalf of Atlas America, primarily payroll and rent. For fiscal 2005, 2004 and 2003 these net costs totaled $602,000, $1.1 million and $1.4 million, respectively. Certain operating expenditures totaling $111,000 that remain to be settled between the Company and Atlas America are reflected in the consolidated balance sheet as a receivable from related party (see Note 2).

         Relationship with Anthem Securities. Anthem is a wholly-owned subsidiary of Atlas America and a registered broker dealer which serves as the dealer-manager of investment programs sponsored by the Company's real estate and equipment finance segments. Some of the personnel performing services for Anthem have been on the Company's payroll, and Anthem reimburses the Company for the allocable costs of such personnel. In addition, the Company has agreed to cover some of the operating costs for Anthem's office of supervisory jurisdiction, principally licensing fees and costs. The Company paid $270,000, $7,000 and $192,000, respectively, toward the operating costs of Anthem in fiscal 2005, 2004 and 2003. During the same period, Anthem reimbursed the Company $653,000, $156,000 and $179,000, respectively.

         Relationships with Trapeza Entities. The Company has an interest in several entities involved in Trapeza either as general partner, limited partner or manager, or a combination thereof. In fiscal 2005 and 2004, the Company received fees from these entities of $3.2 million, respectively.

         Relationship with RCC. In fiscal 2005, the Company received management fees and net equity compensation revenue of $3.2 million from RCC, which began operations in March 2005 (see Note 3). In addition, the Company charged $631,000 to RCC for operating expenses in fiscal 2005. The Company is the external manager of RCC. In addition, in fiscal 2005, RCC paid the Company's equipment finance subsidiary a $247,000 acquisition fee in connection with the sale to RCC of $24.7 million of equipment finance assets.

         Relationship with RAIT. Organized by the Company in 1997, RAIT is a real estate investment trust in which the Company previously was a shareholder. As of September 30, 2005, the Company did not own any of the outstanding common shares of beneficial interest of RAIT (see Note 3). Betsy Z. Cohen ("B. Cohen"), the spouse of E. Cohen, is the chief executive officer of RAIT. Jonathan Z. Cohen ("J. Cohen"), a son of E. and B. Cohen and the president, chief executive officer and a director of the Company, is vice chairman and secretary of RAIT.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (CONTINUED)

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

         Relationship with TBBK. The Company owns 3.0% of the outstanding common stock of TBBK (see Note 3). B. Cohen and Daniel G. Cohen ("D. Cohen") are officers and directors of TBBK. D. Cohen, a son of E. and B. Cohen, is a former officer and director of the Company.

         Relationship with Ledgewood P.C. Until April 1996, E. Cohen was of counsel to Ledgewood. The Company paid Ledgewood $1.0 million, $1.2 million and $1.0 million during fiscal 2005, 2004 and 2003, respectively, for legal services rendered to the Company. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

         Relationship with Retirement Trusts. In connection with his retirement from the Company in fiscal 2004, E. Cohen is receiving payments from a Supplemental Employee Retirement Plan ("SERP") (Notes 2 and 16). The Company has established two trusts to fund the SERP. The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBBK. The fair value of the 1999 secular trust is approximately $1.6 million at September 30, 2005. This trust and its assets are not included in the Company's consolidated balance sheets. However, its assets are considered in determining the amount of the Company's liability under the SERP. The 2000 Trust, a "Rabbi Trust," holds 123,719 shares of common stock of TBBK and a loan to a limited partnership in which E. Cohen and D. Cohen own the beneficial interests. This loan was acquired for its outstanding balance of $720,000 by the 2000 Trust in April 2001 from a corporation of which E. Cohen was chairman and J. Cohen was the president. The loan balance as of September 30 2005 was $297,000. In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which D. Cohen is the principal shareholder and a director. The carrying value of the assets in the 2000 Rabbi Trust is approximately $5.0 million at September 30, 2005. Its assets are included in other assets in the Company's consolidated balance sheets and the Company's liability under the SERP has not been reduced by the value of those assets.

         Relationship with Cohen Bros. & Company. During 2003, the Company reacquired 26,450 shares of its common stock at a cost of $212,000 through Cohen Bros. & Company. D. Cohen is the principal owner of the corporate parent of Cohen Bros & Company.

         Relationship with 9 Henmar. The Company owns interests in the Trapeza entities that have sponsored CDO issuers and manage pools of trust preferred securities acquired by the CDO issuers. The Trapeza entities and CDO issuers were originated and developed in large part by D. Cohen. The Company agreed to pay his company, 9 Henmar LLC ("9 Henmar"), 10% of the fees the Company receives in connection with the first four Trapeza CDOs. In fiscal 2005, 2004 and 2003, the Company received $4.8 million, $3.3 million and $934,000 of such fees from these transactions, respectively, and paid 9 Henmar $438,000, $326,000 and $93,000, respectively.

         Relationship with Certain Borrowers. The Company has from time to time purchased loans in which affiliates of the Company were or have become affiliates of the borrowers.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (CONTINUED)

         In 2002, D. Cohen acquired beneficial ownership of a property on which the Company had held a loan interest since 1998. In fiscal 2004, the Company recognized a gain of $100,000 on the sale of the loan to the highest bidder, which was an affiliate of D. Cohen.

         In 2000, to protect the Company's interest, the property securing a loan held by the Company since 1997 was purchased by a limited partnership owned in equal parts by Scott F. Schaeffer, a former officer, Adam Kauffman, President of Brandywine Construction Management Inc. E. Cohen and D. Cohen. In September 2003, in furtherance of its position, the Company foreclosed on the property. In 2004, the property was sold for $5.0 million and the Company recognized a gain of $824,000, which is recorded in discontinued operations.

         In October 2003, the Company recapitalized a loan it had acquired for $95.6 million in 1998 under a plan of reorganization in bankruptcy. At the time of such acquisition, an order of the bankruptcy court required that legal title to the property underlying the loan be transferred. To comply with that order, to maintain control of the property and to protect the Company's interest, an entity whose general partner is a subsidiary of the Company and whose limited partners are Messrs. Schaeffer, D. Cohen and E. Cohen (with a 94% aggregate beneficial interest) assumed title to the property. As part of the recapitalization, Messrs. E. Cohen and Schaeffer transferred all of their interests to an unrelated third party and D. Cohen transferred 16.3% of his 31.3% interest to such third party. They received no consideration from the unrelated third party, but in consideration for them agreeing to the recapitalization of the loan, the Company agreed to reimburse them the amount that they had paid to the Company in 1998 for the interests transferred. Such payment was $200,000 in the aggregate.

         In October 2003, the asset of an entity that was consolidated on the Company's financial statements (as a result of the application of FIN 46-R), underlying one of the Company's loans was sold to an entity of which D. Cohen is a shareholder. Such entity was the highest bidder for the property and the Company received $6.6 million in cash and recognized a gain of $78,000. Prior to such sale, the entity's asset had been owned by a partnership in which Messrs.
E. Cohen, D. Cohen and B. Cohen were limited partners.

         In July 2004, the Company sold a loan to an affiliate of D. Cohen and
A. Kauffman (see next paragraph) for total consideration of $4.3 million, consisting of $900,000 in cash paid to the Company and the assumption of $3.4 million of debt to an unrelated third party. The Company incurred a $124,000 loss on the transaction.

         Relationship with Brandywine Construction & Management, Inc. ("BCMI"). BCMI manages the properties underlying nine of the Company's real estate loans and real estate and FIN 46 assets. A. Kauffman, President of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of five of the borrowers. E. Cohen, the Company's Chairman, is the chairman of BCMI and holds approximately 8% of its common stock.

         Relationship with Lienholder. In 1997, the Company acquired a first mortgage lien with a face amount of $14.0 million and a book value of $4.5 million on a hotel property owned by a corporation in which, on a fully diluted basis, J. Cohen and E. Cohen would have had a 19% interest. The corporation acquired the property through foreclosure of a subordinate loan. In May 2003, the Company acquired this property through further foreclosure proceedings and recorded write-downs of $2.7 million. In August 2004, the Company listed the property for sale, recorded a further write-down of $882,000 and classified the property as held for sale. In September 2005, the property was sold to an unrelated third party for cash of $332,000 and a note of $2.2 million which bears interest at a rate equal to the greater of eight percent (8%) per annum or the prime rate plus 150 basis points. The Company recorded a loss of $590,000 on the sale.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 18 - OTHER INCOME, NET

         The following table details the Company's other income, net (in thousands):

                                                                                 YEARS ENDED SEPTEMBER 30,
                                                                         -----------------------------------------
                                                                            2005            2004           2003
                                                                         ----------      ----------     ----------
Settlement of claim against directors' and officers' liability
    insurance carrier.................................................   $    1,400      $        -     $        -
Gain on sales of RAIT shares..........................................        1,544           9,453          4,036
Dividend income.......................................................          364             915          2,628
Loss on early extinguishment of debt..................................            -          (1,955)          (303)
Interest and other income.............................................        1,242             752            326
                                                                         ----------      ----------     ----------
    Other income, net.................................................   $    4,550      $    9,165     $    6,687
                                                                         ==========      ==========     ==========

NOTE 19 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under leases with varying expiration dates through 2010. Rental expense was $1.2 million, $1.7 million and $2.6 million for the years ended September 30, 2005, 2004 and 2003, respectively. At September 30, 2005, future minimum rental commitments for the next five fiscal years are as follows (in thousands):

               2005..............................   $  1,317
               2006..............................      1,346
               2007..............................        980
               2008..............................        658
               2009..............................        277

         In August 2005, the Company entered into warehouse and master participation agreement with an affiliate of Credit Suisse First Boston LLC ("CSFB") providing that CSFB will fund the purchase of loans by Apidos CDO II during the warehouse period at LIBOR plus an amount ranging from 0.25% to 0.35% in return for a participation interest in the interest earned on the loans. In addition, the agreement provided for a guarantee by the Company to CSFB of the first $20.0 million of losses on the portfolio of bank loans. This guarantee, secured by a $5.0 million cash deposit, expires upon the closing of the CDO transaction which is expected to be in December 2005.

         Four real estate investment partnerships in which the Company has general partner interests have obtained senior lien financing with respect to the nine properties they acquired. In addition, two TIC investment programs which the Company has sponsored have obtained senior lien financing with respect to two acquired properties. These senior liens are with recourse only to the properties securing them subject to certain standard exceptions which the Company has guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to seven of the Company's loans. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions which the Company have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years.

         The Company is party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 19 - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         In fiscal 2005, the Company entered into an agreement for the sale of a mortgage loan to an unrelated party. Because the Company is the primary beneficiary to the partnership owning the underlying property, the Company's interest in the loan is reported by consolidating that partnership into the Company's financial statements in accordance with FIN 46-R. The completion of the sale still remains subject to senior lender consent, though the Company believes that is it likely that consent will be obtained and that the closing will occur during the Company's second fiscal quarter of fiscal 2006. As part of the transaction, and in exchange for the current owner relinquishing certain critical control rights, the Company has agreed that, if the transaction closes, it will make payments to the current owner under certain stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan. The Company's obligation runs through December 31, 2014 and the maximum indemnification obligation as of the date of sale is $2.5 million. In addition, the Company has agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gains tax rates on accrued interest under the note between the date of the sale of the loan and December 31, 2011. The Company has not determined it to be probable that any payments will be required under either indemnification and accordingly, no liabilities for these obligations have been recorded in the condensed financial statements.

         The Company is also a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or operations.

NOTE 20 - DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

DISCONTINUED OPERATIONS

         As a result of the spin-off of Atlas America, the results of its operations have been reflected as discontinued for all periods presented. The loss on disposal included as part of discontinued operations reflects a non-cash charge of $1.3 million related to the acceleration of stock options held by Atlas America employees, in addition to legal, accounting and valuation fees related to the spin-off.

         Summarized operating results of energy operations of Atlas America are as follows (in thousands):

                                                                                 YEARS ENDED SEPTEMBER 30,
                                                                         -----------------------------------------
                                                                            2005            2004           2003
                                                                         ----------      ----------     ----------
Income from discontinued operations before tax........................   $   31,451      $   29,776     $   20,772
Loss on disposal......................................................       (2,652)              -              -
Income tax provision..................................................      (12,322)        (10,011)        (6,973)
                                                                         ----------      ----------     ----------
Income from discontinued operations, net of tax.......................   $   16,477      $   19,765     $   13,799
                                                                         ==========      ==========     ==========

         The assets and liabilities of four and two real estate entities in fiscal 2005 and 2004, respectively, that are consolidated under the provisions of FIN 46-R and two real estate properties owned have been classified as held for sale based on the Company's intent to sell its interests in the properties and in the VIE's underlying assets and liabilities.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 20 - DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE - (CONTINUED)

DISCONTINUED OPERATIONS - (CONTINUED)

         Summarized operating results of real estate held for sale are as follows (in thousands):

                                                                                 YEARS ENDED SEPTEMBER 30,
                                                                         -----------------------------------------
                                                                            2005            2004           2003
                                                                         ----------      ----------     ----------
Income (loss) on discontinued operations before tax...................   $    2,704      $   (6,632)    $    1,863
(Loss) gain on disposals..............................................      (11,699)            749           (500)
Income tax benefit (provision)........................................        3,238           2,166           (640)
                                                                         ----------      ----------     ----------
(Loss) income from discontinued operations, net of tax................   $   (5,757)     $   (3,717)    $      723
                                                                         ==========      ==========     ==========

         In September 1999, the Company adopted a plan to discontinue its residential mortgage lending business, LowCostLoan.com, Inc. ("LCL"), formerly Fidelity Mortgage Funding, Inc. The business was disposed of in November 2000. Accordingly, LCL has been reported as a discontinued operation. Upon final resolution in fiscal 2004 of certain lease obligations and assets associated with LCL, the Company recognized a gain on disposal in the periods shown below. Summarized results of LCL are as follows (in thousands):

                                                                                 YEARS ENDED SEPTEMBER 30,
                                                                         -----------------------------------------
                                                                            2005            2004           2003
                                                                         ----------      ----------     ----------
Income from discontinued operations before tax........................   $       40      $        -     $        -
Gain on disposal before tax...........................................            -             602              -
Income tax provision..................................................          (14)           (210)             -
                                                                         ----------      ----------     ----------
Gain on disposal of discontinued operations, net of tax...............   $       26      $      392     $        -
                                                                         ==========      ==========     ==========

         In connection with a settlement in fiscal 2002 between the Company and the successor in interest to the purchaser of the Company's small ticket equipment finance subsidiary, Fidelity Leasing, Inc. ("FLI"). The Company agreed, among other terms of the settlement, to guarantee that the successor will receive payments of $1.2 million from a note secured by FLI lease receivables due July 31, 2005. The unpaid balance of the note at September 30, 2005 was $336,000 to which the Company has recorded an allowance for losses for $336,000 as a charge to discontinued operations.

         Summarized discontinued operating results of FLI are as follows (in thousands):

                                                                                 YEARS ENDED SEPTEMBER 30,
                                                                         -----------------------------------------
                                                                            2005            2004           2003
                                                                         ----------      ----------     ----------
Loss on disposal before tax...........................................   $     (336)     $        -     $        -
Income tax benefit....................................................          118               -              -
                                                                         ----------      ----------     ----------
Loss on disposal of discontinued operations, net of tax...............   $     (218)     $        -     $        -
                                                                         ==========      ==========     ==========

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005


NOTE 20 - DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE - (CONTINUED)

DISCONTINUED OPERATIONS - (CONTINUED)

         Summarized discontinued operating results of Atlas America, real estate, LCL, and FLI are as follows (in thousands):

                                                                                 YEARS ENDED SEPTEMBER 30,
                                                                         -----------------------------------------
                                                                            2005            2004           2003
                                                                         ----------      ----------     ----------
Income from discontinued operations before tax........................   $   34,195      $   23,144     $   22,635
(Loss) gain on disposal of discontinued operations....................      (14,687)          1,351           (500)
Income tax provision..................................................       (8,980)         (8,055)        (7,613)
                                                                         ----------      ----------     ----------
  Total income on discontinued operations, net of tax.................   $   10,528      $   16,440     $   14,522
                                                                         ==========      ==========     ==========

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         The Company recorded a $13.9 million cumulative effect adjustment (net of tax of $7.5 million) for a change in accounting principle upon the adoption of FIN 46-R for fiscal 2003.

NOTE 21 - SETTLEMENT OF LAWSUIT

         The Company settled an action filed in the U.S. District Court for the District of Oregon by the former chairman of TRM Corporation and his children. The Company's chairman and a former director and officer also had been named as defendants. The plaintiffs' claims were for breach of contract and fraud. The Company recorded a charge of $1.2 million, including related legal fees, in the year ended September 30, 2003. The Company subsequently filed an action against one of its directors' and officers' liability insurance carriers in connection with this settlement. In November 2004, the Company settled its action against the insurance carrier and received $1.4 million (see Note 18).

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 22 - OPERATING SEGMENTS

         The Company's operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions. In addition to its reporting operating segments, certain other activities are reported in the "All other" category. Segment profit (loss) represents income from continuing operations before income tax. Summarized operating segment data are as follows (in thousands):

                                                                                                                   Other
                                  Revenues     Equity in income                                                 significant
                                    from          (losses) of                   Depreciation                      items:
          YEAR ENDED              external       equity method     Interest         and           Segment         segment
      SEPTEMBER 30, 2005          customers        investees       Expense      amortization   profit (loss)      assets
  ---------------------------     ----------   ----------------    --------     ------------   -------------    ----------
  Financial fund management..      $  5,879       $  10,065        $     443     $       66      $   2,476      $  127,957
  Real estate................        24,486          (2,206)           1,220          1,181          7,463         214,319
  Equipment finance..........        13,433             (52)           3,088          1,262            (79)         56,405
  All other(a)...............             -               -               36            252             24          58,143
  Eliminations...............             -               -           (1,103)             -              -               -
                                   --------       ---------        ---------     ----------      ---------      ----------
  Totals.....................      $ 43,798       $   7,807        $   3,684     $    2,761      $   9,884      $  456,824
                                   ========       =========        =========     ==========      =========      ==========

          YEAR ENDED
      SEPTEMBER 30, 2004
  ---------------------------
  Financial fund management..      $    226       $   7,359        $       -     $       10      $   5,205      $   10,418
  Real estate................        13,609           1,253            2,264          1,024          1,839         210,827
  Equipment finance..........         7,068              67              970            534         (2,258)         29,298
  All other(a)...............             -               -            1,618            164         (1,505)        489,843
  Eliminations...............             -               -                -              -              -               -
                                   --------       ---------        ---------     ----------      ---------      ----------
  Totals.....................      $ 20,903       $   8,679        $   4,852     $    1,732      $   3,281      $  740,386
                                   ========       =========        =========     ==========      =========      ==========

          YEAR ENDED
      SEPTEMBER 30, 2003
  ---------------------------
  Financial fund management..      $      -       $   1,444        $       -     $        -      $   1,452      $    4,987
  Real estate................        13,081             250            1,375            232          5,714         370,046
  Equipment finance..........         3,977              94              916            196         (2,854)         15,630
  All other(a)...............             -               -            8,707            136        (10,238)        280,081
  Eliminations...............             -               -             (195)             -              -               -
                                   --------       ---------        ---------     ----------      ---------      ----------
  Totals.....................      $ 17,058       $   1,788        $  10,803     $      564      $  (5,926)     $  670,744
                                   ========       =========        =========     ==========      =========      ==========

-----------
(a) Includes general corporate expenses and assets not allocable to any particular segment and energy segment assets as of September 30, 2005, 2004 and 2003.

                             RESOURCE AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2005

NOTE 23 - QUARTERLY RESULTS (UNAUDITED)

                                                              December 31    March 31        June 30       September 30
                                                              -----------    --------        -------       ------------
                                                                       (in thousands, except per share data)
YEAR ENDED SEPTEMBER 30, 2005
Revenues...............................................        $    7,067    $  12,178      $   18,762      $   13,598
Operating income (loss)................................        $     (695)   $   1,400      $    7,166      $    2,550
Income from continuing operations......................        $    1,201    $     185      $    3,588      $      956
Net income (loss)......................................        $    8,567    $   7,462      $    1,610      $   (1,181)

Net income from continuing operations - basic.........         $     0.07    $    0.01      $     0.20      $     0.05
Net income (loss) per common share - basic.............        $     0.49    $    0.43      $     0.09      $    (0.07)

Net income from continuing operations - diluted........        $     0.06    $    0.01      $    0.19       $     0.05
Net income (loss) per common share - diluted...........        $     0.46    $    0.40      $    0.09       $    (0.06)

YEAR ENDED SEPTEMBER 30, 2004
Revenues..................................................     $    5,275    $   7,768      $   6,543       $    9,996
Operating income (loss)...................................     $   (1,001)   $     550      $  (2,466)      $    1,885
Income (loss) from continuing operations..................     $   (1,054)   $   1,481      $    (814)      $    2,356
Net income................................................     $    3,343    $   6,162      $   2,846       $    6,058

Net income (loss) from continuing operations - basic.....      $    (0.06)   $    0.08      $  (0.05)       $     0.14
Net income per common share - basic.......................     $     0.19    $    0.35      $   0.16        $     0.35

Net income (loss) from continuing operations - diluted....     $    (0.06)   $    0.08      $  (0.05)       $     0.12
Net income per common share - diluted.....................     $     0.19    $    0.34      $   0.15        $     0.32

NOTE 24 - SUBSEQUENT EVENTS

         Subsequent to September 30, 2005, the Company has continued to resolve its real estate assets, some of which were classified as held for sale on its balance sheet at September 30, 2005. Through November 30, 2005, the Company has resolved one such asset and received cash proceeds of approximately $9.0 million. The carrying value of that asset at September 30, 2005 was $7.3 million. In addition, in fiscal 2005 the Company entered into an agreement to sell another FIN 46 asset. Subject to senior lender consent, which the Company believes is likely, the Company anticipates that the closing will occur during its second fiscal quarter of fiscal 2006. The carrying value of this asset at September 30, 2005 was $19.8 million and the Company expects to receive net cash proceeds from the sale of approximately $19.8 million (see Note 19). The Company has entered into an agreement to sell another FIN 46 asset with a carrying value of $755,000 for $822,000 in the second fiscal quarter of fiscal 2006.

         Also, subsequent to September 30, 2005, the Company acquired a multi-family property for the Company's sponsored real estate program for approximately $58.1 million including $46.5 million of first mortgage financing.

         Subsequent to the Company's fiscal year end, LEAF Financial acquired an equipment finance portfolio for $28.7 million of which $22.9 million was financed through the Company's secured warehouse credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

         Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

         Based on this assessment, management believes that, as of September 30, 2005, our internal control over financial reporting is effective.

         Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 87 of this annual report on Form 10-K.

         There have been no significant changes in our internal controls over financial reporting that has partially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal year.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Resource America, Inc. (a Delaware Corporation) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Resource America Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Resource America, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Resource America, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource America, Inc. and its subsidiaries as of September 30, 2005 and 2004, and the related statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2005, and our report dated December 6, 2005 expressed an unqualified opinion on those financial statements.

/S/ GRANT THORNTON LLP

Cleveland, Ohio
December 6, 2005

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

NAMES OF DIRECTORS, PRINCIPAL                                                    YEAR IN WHICH SERVICE         TERM TO EXPIRE
OCCUPATION AND OTHER INFORMATION                                                   AS DIRECTOR BEGAN          AT ANNUAL MEETING
--------------------------------                                                 ---------------------        -----------------
         MICHAEL J. BRADLEY, 61, Co-owner and Managing Director of BF
Healthcare, Inc. (a supplier of physician services to hospitals and assisted living facilities) since 1999. Director of SourceCorp. (a publicly traded provider of business process outsourcing solutions) since 1996. Director of The
Bancorp, Inc. (a publicly-traded bank holding company) since 2005. Managing
Board Member of Atlas Pipeline Partners GP, LLC (general partner of a publicly-traded natural gas pipeline limited partnership) from 2004 to 2005.
Chairman of the Board of First Executive Bank from 1988 to 1998. Vice Chairman
of First Republic Bank from 1998 to 2003.                                                2005                       2007

         CARLOS C. CAMPBELL, 68, President of C.C. Campbell and Company (a
management consulting firm) since 1985. Director of PICO Holdings, Inc. (a publicly-traded diversified holding company) since 1998. Director of NetWolves
Corporation (a publicly-traded information technology company) since 2003.
Director of Herley Industries, Inc. (a publicly-traded RF/Microwave Solutions
company) since 2005.                                                                     1990                       2008

         EDWARD E. COHEN, 66, Chairman of our Board since 1990. Chief Executive
Officer from 1988 to 2004. President from 2000 to 2003. Chairman of the Managing
Board of Atlas Pipeline Partners GP, LLC (a wholly-owned subsidiary of Atlas
America that is the general partner of Atlas Pipeline Partners, L.P.) since its formation in 1999. Chairman, Chief Executive Officer and President of Atlas
America, Inc. (a publicly-traded energy company formerly owned by us) since its formation in 2000. Director of TRM Corporation (a publicly-traded consumer services company) since 1998. Chairman of the Board of Brandywine Construction &
Management, Inc. (a property management company) since 1994.                             1988                       2008

         JONATHAN Z. COHEN, 35, President since 2003, Chief Executive Officer since 2004 and a Director since 2002. Chief Operating Officer from 2002 to 2004.
Executive Vice President from 2001 to 2003. Senior Vice President from 1999 to
2001. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC
since its formation in 1999. Vice Chairman and a Director of Atlas America
since its formation in 2000. Trustee and Secretary of RAIT Investment Trust (a
publicly-traded real estate investment trust) since 1997. Vice Chairman of RAIT since 2003. Chairman of the Board of The Richardson Company (a sales consulting
company) since 1999.                                                                     2002                       2006

NAMES OF DIRECTORS, PRINCIPAL                                                    YEAR IN WHICH SERVICE         TERM TO EXPIRE
OCCUPATION AND OTHER INFORMATION                                                   AS DIRECTOR BEGAN          AT ANNUAL MEETING
--------------------------------                                                 ---------------------        -----------------
         KENNETH A. KIND, 52, Vice President of Medi-Promotions, Inc. (a
healthcare advertising company) since 1991. Director of Van Ameringen Foundation
(a private charitable foundation) since 1995.                                            2004                       2006

         ANDREW M. LUBIN, 59, President, Delaware Financial Group, Inc. (a
private investment firm), since 1990.                                                    1994                       2007

         JOHN S. WHITE, 65, Senior Vice President of Royal Alliance Associates,
Inc. (an independent broker/dealer), a wholly-owned subsidiary of SunAmerica,
Inc. since 2002. Chief Executive Officer and President of DCC Securities
Corporation (a securities brokerage firm) from 1989 to 2002.                             1993                       2006

SHAREHOLDER COMMUNICATIONS TO DIRECTORS

         Shareholders may communicate with the Company's board of directors, or any director or committee chairperson, by writing to such parties in care of Michael S. Yecies, Senior Vice President, General Counsel and Secretary, Resource America, Inc., 1845 Walnut Street, Suite 1000, Philadelphia, PA 19103. Communications addressed to the board generally will be forwarded either to the appropriate committee chairperson or to all directors. Communications may be submitted confidentially and anonymously. Under certain circumstances, the Company may be required by law to disclose the information or identity of the person submitting the communication. There were no material actions taken by the Board of Directors as a result of communications received during fiscal 2005 from shareholders. Certain concerns communicated to the Company's board of directors also may be referred to the Company's internal auditor or it's General Counsel, in accordance with the Company's regular procedures for addressing such concerns. The chairman of the Company's board of directors, or the chairman of the Company's Audit Committee may direct that concerns be presented to the Audit Committee, or to the full board, or that they otherwise receive special treatment, including retention of external counsel or other advisors.

NON-DIRECTOR EXECUTIVE OFFICERS

         The Board of Directors appoints officers each year at its annual meeting following the annual stockholders meeting and from time to time as necessary.

         THOMAS C. ELLIOTT, 32, Senior Vice President - Finance since 2005. Vice President - Finance from 2001 to 2005. Chief Financial Officer of Resource Financial Fund Management, Inc. since 2004. Chief Financial Officer of Resource Capital Corp. since 2005. From 1997 to 2001, Mr. Elliott held various financial positions at Fidelity Leasing, Inc., a former subsidiary of Resource America, including Manager of Financial Planning, Director of Asset Securitization and Treasurer.

         ALAN F. FELDMAN, 42, Senior Vice President since 2002. Chief Executive Officer of Resource Real Estate, Inc. (a wholly-owned subsidiary) since 2004. Vice President at Lazard Freres & Co. (an investment bank) from 1998 to 2002. Executive Vice President at PREIT-Rubin, Inc., the management subsidiary of Pennsylvania Real Estate Investment Trust (a publicly-traded real estate investment trust) and its predecessor, The Rubin Organization, from 1992 to 1998.

         STEVEN J. KESSLER, 62, Executive Vice President since 2005 and Chief Financial Officer since 1997. Senior Vice President from 1997 to 2005. Vice President-Finance and Acquisitions at Kravco Company (a national shopping center developer and operator) from 1994 to 1997. From 1983 to 1993, Mr. Kessler worked for Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer. Prior thereto, Partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants. Trustee of GMH Communities Trust (a publicly-traded specialty housing real estate investment trust) since 2004.

         MICHAEL S. YECIES, 38, Senior Vice President since 2005 and Chief Legal Officer and Secretary since 1998. Vice President from 1998 to 2005. Attorney at Duane Morris LLP (an international law firm) from 1994 to 1998.

OTHER SIGNIFICANT EMPLOYEES

         The following sets forth certain information regarding other significant employees:

         DAVID E. BLOOM, 41, Senior Vice President since 2001. President of Resource Capital Partners, Inc. (a wholly-owned real estate subsidiary) since 2002. President of Resource Properties from 2001 to 2002. Senior Vice President at Colony Capital, LLC (an international real estate opportunity fund) from 1999 to 2001. Director at Sonnenblick-Goldman Company (a real estate investment bank) from 1998 to 1999. Attorney at Willkie Farr & Gallagher (an international law firm) from 1996 to 1998.

         CRIT S. DEMENT, 53, Senior Vice President since 2005. Chairman and Chief Executive Officer of LEAF Financial (a wholly-owned equipment finance subsidiary) since 2001. President of the Technology Finance Group of CitiCapital Vendor Finance in 2001. President of the Small Ticket Group of European American Bank, a division of ABN AMRO, from 2000 to 2001. President and Chief Operating Officer of Fidelity Leasing, Inc. (a former wholly-owned subsidiary) from 1996 to 2000.

INFORMATION CONCERNING THE AUDIT COMMITTEE

         Our Board of Directors has a standing Audit Committee. All of the members of the Audit Committee are independent directors as defined by Nasdaq rules. The Board of Directors has determined that Mr. Bradley is an "audit committee financial expert" as defined by SEC rules. The Audit Committee reviews the scope and effectiveness of audits by the independent accountants, is responsible for the engagement of independent accountants, and reviews the adequacy of the Company's internal controls. The Committee held four meetings during fiscal 2005. Members of the Committee are Messrs. Lubin (Chairman), Bradley and Campbell.

CODE OF ETHICS

         We have adopted a code of business conduct and ethics applicable to all directors, officers and employees. We will provide to any person without charge, upon request, a copy of our code of conduct. Any such request should be directed to us as follows: Resource America, Inc., 1845 Walnut Street, Suite 1000, Philadelphia, PA 19103, Attention: Secretary. Our code of conduct is also available on our website: www.resourceamerica.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports.

         Based solely on our review of the reports received by us, or written representations from certain reporting persons that no filings were required for those persons, we believe that, during fiscal year 2005, our officers, directors and greater than ten percent stockholders complied with all applicable filing requirements, except that Messrs. Feldman and Kessler each inadvertently filed one Form 4 late relating to one stock option exercise transaction.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth certain information concerning the compensation paid or accrued during each of the last three fiscal years for our Chief Executive Officer and each of our four other most highly compensated executive officers whose aggregate salary and bonus (including amounts of salary and bonus foregone to receive non-cash compensation) exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation             Long Term Compensation
                                              -------------------------------    -------------------------
                                                                                          Awards
                                                                                 -------------------------
                                                                                 Restricted     Securities       All Other
                                 Fiscal                                             Stock       Underlying        Compen-
Name and Principal Position       Year         Salary      Bonus(1)     Other      Awards(2)      Options        sation(3)
---------------------------      ------        ------      --------     -----    -----------    ----------       ---------
Jonathan Z. Cohen                 2005        $623,077     $800,000         0         1,435        275,000       $4,255,691
   President and Chief            2004         457,692      400,000         0         1,900              0          564,631
   Executive Officer              2003         350,000      300,000         0         1,154              0            4,990

Steven J. Kessler                 2005         329,808      235,000         0         1,435         35,000          143,830
   Executive Vice President       2004         300,000      235,000         0         1,963              0           45,260
   and Chief Financial Officer    2003         300,000      150,000         0         1,154              0            6,000

Alan F. Feldman                   2005         354,808      225,000         0         1,435              0           75,000
   Senior Vice President          2004         317,500      150,000         0         1,900              0                0
                                  2003         300,000      100,000         0             0              0                0

Thomas C. Elliott                 2005         180,932      140,000         0         1,435         69,381          326,000
   Senior Vice President -        2004         156,539      115,000         0         1,911              0           37,574
   Finance                        2003         146,154       60,000         0         1,150              0              249

Michael S. Yecies                 2005         202,692      100,000         0         1,435          7,500           61,330
   Senior Vice President,         2004         180,756       72,500         0         1,911              0           25,130
   Chief Legal Officer and        2003         173,139       45,000         0         1,150              0            6,000
   Secretary

--------------
(1) Bonuses in any fiscal year are generally based upon our performance in the prior fiscal year and the individual's contribution to that performance. From time to time, we may award bonuses in a fiscal year reflecting an individual's performance during that fiscal year.

(2) Reflects allocations of shares to employee accounts under our Employee Stock Ownership Plan ("ESOP"). Share allocations under the ESOP have been valued at the closing price of our common stock at September 30, 2005, 2004 and 2003, respectively. For purposes of this table, all ESOP shares are assumed to be fully vested. Messrs. Cohen, Elliott and Kessler were fully vested as of September 30, 2004. As of September 30, 2005, Mr. Feldman was 20% vested and Mr. Yecies was 100% vested. ESOP shares vest 20% after three years of service and 20% per year thereafter. At September 30, 2005, the number of restricted shares held and the value of those restricted shares (in the aggregate, and valued at the closing market price of our common stock on September 30, 2005) are: Mr. Cohen - 669 shares ($11,848); Mr. Kessler - 699 shares ($12,379); Mr. Feldman - 162 shares ($2,869); Mr. Elliott - 193 shares ($3,418); and Mr. Yecies - 532 shares ($9,422). Cash dividends, as and when authorized by our Board of Directors, have been and will continue to be paid to the ESOP on the restricted shares.

(3) Reflects matching payments we made under the 401(k) Plan, grants in 2005 and 2004 of phantom units under the Atlas Pipeline Long Term Incentive Plan, and restricted stock grants in 2005 of Resource Capital Corp. ("RCC") common stock under the RCC Stock Incentive Plan, as detailed below. The amount set forth for Mr. Cohen in fiscal 2005 also includes (i) the value of unexercised in-the-money stock options granted under the Atlas America, Inc. Stock Incentive Plan, valued by subtracting the total exercise price from the fair market value of the securities underlying the options at September 30, 2005: 200,000 options ($2,128,000) and (ii) payments of $13,018 to LeBoeuf Lamb law firm in connection with their representation of Mr. Cohen in negotiating Mr. Cohen's possible new employment agreement with the Company. The phantom unit grants under the Atlas Pipeline Long Term Incentive Plan entitle the recipient, upon vesting, to receive one common unit or its then fair market value in cash and include distribution equivalent rights. The number of phantom units held and the value of those phantom units, valued at the closing market price of Atlas Pipeline common units on the date of the grant, are: Mr. Cohen - 27,500 phantom units ($1,167,150); Mr. Kessler - 1,500 phantom units ($61,590); Mr. Elliott -
     1,500 phantom units ($61,590); and Mr. Yecies - 1,000 phantom units ($42,960). The restricted stock grants under the RCC Stock Incentive Plan vest one-third per year over three years and entitle the recipient to all the rights of an RCC shareholder, including dividend rights. The number of restricted shares held and the value of these shares, valued at the price of the shares sold in RCC's March 2005 private offering, are: Mr. Cohen - 100,000 shares ($1,500,000); Mr. Kessler - 7,500 shares ($112.500); Mr.
     Feldman - 5,000 shares ($75,000); Mr. Elliott - 20,000 shares ($300,000);
     and Mr. Yecies - 2,000 shares ($30,000).

OPTION/SAR GRANTS AND EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                  The following table provides additional information about the stock options shown in the "Securities Underlying Options" column of the preceding Summary Compensation Table, which were granted in fiscal 2005 to the named executive officers. The Company did not grant any stock appreciation rights to the named executive officers in fiscal 2005.

                        OPTION GRANTS IN FISCAL YEAR 2005

                                                     PERCENT OF
                                                    TOTAL OPTIONS                                POTENTIAL REALIZABLE VALUE
                            NUMBER OF SECURITIES     GRANTED TO        EXERCISE                         AT STOCK PRICE
                                 UNDERLYING         EMPLOYEES IN        PRICE       EXPIRATION         APPRECIATION FOR
NAME                         OPTIONS GRANTED (1)     FISCAL 2005      ($/SHARE)        DATE            OPTION TERM (2)
-------------------------   --------------------    -------------     ---------     ----------   --------------------------
                                                                                                      @5%          @10%
                                                                                                 ------------  ------------
Jonathan Z. Cohen                275,000                30.1%            $16.66     07/01/2015     $2,881,281  $7,301,731

Steven J. Kessler                 35,000                 3.8%            $16.66     07/01/2015        366,708     929,311

Alan F. Feldman                        -                   -                 -          -                   -           -

Thomas C. Elliott                 69,381                 7.6%            $15.96     04/07/2015        775,531   1,890,786

Michael S. Yecies                  7,500                 0.8%            $17.26     07/08/2015         74,080     194,638

-----------
(1) All options listed in this table for Messrs. Cohen and Kessler were granted on July 1, 2005, under the Company's 2005 Omnibus Equity Compensation Plan. These options vested immediately. The exercise price for these options reflects the fair market value of the Company's common stock on the date of grant. The options listed in this table for Mr. Elliott were granted on April 7, 2005, as adjusted, under both the Company's 1999 and 2002 Key Employee Stock Option Plans. These options vest 25% per year commencing on April 17, 2006. The exercise price for these options reflects the fair market value of the Company's common stock on the date of the grant. The options listed in this table for Mr. Yecies were granted on July 8, 2005, under the Company's 2005 Omnibus Equity Compensation Plan. These options vest 25% per year commencing on July 8, 2006. The exercise price for these options reflects the fair market value of the Company's common stock on the date of the grant.

(2) These assumed rates of appreciation are provided in order to comply with requirements of the Securities and Exchange Commission, and do not represent the Company's estimate or projection as to the actual rate of appreciation of the Company's common stock. The actual value of the options will depend on the performance of the Company's common stock, which may be greater or less than the amounts shown.

         The following table sets forth the aggregated option exercises during fiscal 2005, together with the number of unexercised options and their value on September 30, 2005, held by the executive officers listed in the Summary Compensation Table. No stock appreciation rights were exercised or held by the named executive officers in fiscal 2005.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                    Number of
                                                              Securities Underlying
                                                                   Unexercised          Value of Unexercised
                                 Shares                         Options at FY-End      In-the-Money Options at
                                Acquired          Value            Exercisable/          FY-End Exercisable/
Name                          On Exercise       Realized(1)      Unexercisable (2)        Unexercisable (3)
----                          -----------       -----------      -----------------        -----------------
Jonathan Z. Cohen                217,130        $3,326,500         1,318,302/-             $13,993,760/$-

Steven J. Kessler                106,985         1,171,090          124,595/-               $1,224,857/$-

Alan F. Feldman                   49,519           591,173       297,390/115,634        $4,065,760/$1,580,893

Thomas C. Elliott                 28,908           431,389        19,174/67,552           $207,278/$159,827

Michael S. Yecies                      -                 -         92,508/7,500           $1,207,147/$3,375

---------------
(1) Value is calculated by subtracting the total exercise price from the fair market value of the securities underlying the options at the date of exercise.
(2) On September 7, 2005, we accelerated the vesting of some stock options for some employees in view of the accounting treatment associated with stock option expensing as of October 1, 2005. Stock option vesting was accelerated for the named executive officers as follows: Mr. Cohen - 173,454 options; Mr. Kessler - 34,690 options; Mr. Feldman - 0 options; Mr. Elliott - 19,174 options; and Mr. Yecies - 11,563 options.
(3) Value is calculated by subtracting the total exercise price from the fair market value of the securities underlying the options at September 30, 2005.

EMPLOYMENT AGREEMENTS

         Jonathan Z. Cohen currently serves as our Chief Executive Officer, President and a director under an employment agreement dated October 5, 1999. The agreement requires Mr. Cohen to devote as much of his business time to us as necessary to the fulfillment of his duties, although it permits him to have outside business interests. The agreement provides for initial base compensation of $200,000 per year, which may be increased by the Compensation Committee of the Board based upon its evaluation of Mr. Cohen's performance. Mr. Cohen is eligible to receive incentive bonuses and equity compensation grants in amounts to be determined by the Board and to participate in all employee benefit plans in effect during his period of employment.

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

         The agreement provides the following termination benefits: (i) upon termination due to death, Mr. Cohen's estate will receive an amount equal to three times Average Compensation (defined as the average of the annual total compensation received by Mr. Cohen in the three most highly compensated years during the previous nine years of employment) (payable over 36 months); (ii) upon termination due to disability, Mr. Cohen will receive a monthly benefit equal to one-twelfth of the product of (a) Average Compensation and (b) 75%; and
(iii) upon termination by Mr. Cohen for cause, or upon a change in control or potential change in control, an amount equal to three times Average Compensation plus continuation of life, health, accident and disability insurance benefits for a period of 36 months. In the event that any amounts payable to Mr. Cohen pursuant to items (i) through (iii), above, which we refer to as Total Benefits, become subject to any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, we must pay Mr. Cohen an additional sum such that the net amounts retained by Mr. Cohen, after payment of excise, income and withholding taxes, shall equal Total Benefits.

         The terms of our employment agreement with Steven J. Kessler as of October 1999 are substantially similar to the terms of our employment agreement with Mr. J. Cohen, described above, except as follows: Mr. Kessler currently serves as Executive Vice President and Chief Financial Officer, Mr. Kessler's initial base compensation is $300,000 per year, Mr. Kessler is not expressly permitted to have outside business interests and Mr. Kessler does not have the right to terminate the agreement upon a potential change in control of the Company.

DIRECTOR COMPENSATION

         Each of our independent directors receives a retainer of $35,000 per year and is eligible to participate in our 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan (the "2002 Plan"), which was approved by the Company's stockholders on April 29, 2002. Under the 2002 Plan, non-employee directors ("Eligible Directors") are awarded units representing the right to receive one share of our common stock for each unit awarded. Upon becoming an Eligible Director, each Eligible Director receives units equal to $15,000 divided by the closing price of our common stock on the date of grant. Eligible Directors receive an additional unit award equal to $15,000 divided by the closing price of our common stock on each anniversary of the date of initial grant. Units vest on the later of: (i) the fifth anniversary of the date the recipient became an Eligible Director and (ii) the first anniversary of the grant of those units, except that units will vest sooner upon a change in control or death or disability of an Eligible Director, provided the Eligible Director completed at least six months of service. Upon termination of service by an Eligible Director, vested units will become issued common stock, but all unvested units are forfeited. The 2002 Plan provides for the issuance of a maximum of 75,000 units (173,454 units, as adjusted for the spin-off) and terminates on April 29, 2012, except with respect to previously awarded grants. As of the date of this annual report, we have five Eligible Directors and 32,723 units, as adjusted, have been awarded to such Eligible Directors under the 2002 Plan.

         Mr. E. Cohen received $262,500 in fiscal 2005 for his service as the Chairman of our Board of Directors. In fiscal 2005, Mr. E. Cohen also received a grant of options to acquire 80,000 shares of common stock at an exercise price of $16.66 per share, which vested immediately; a grant of 70,000 shares of RCC common stock, vesting one-third per year over three years and entitling him to dividend and other RCC stockholder rights; and payment of $847,000 pursuant to a Supplemental Employment Retirement Plan we established as part of Mr. E. Cohen's former employment agreement with us that pays Mr. E. Cohen a monthly retirement benefit. In fiscal 2005, Mr. E. Cohen exercised options to acquire 86,724 shares of our common stock. As of September 30, 2005, Mr. E. Cohen holds vested options exercisable for 1,034,001 shares. Except for the options with respect to 80,000 shares referred to above, all of such options were granted to Mr. E. Cohen when he was our Chief Executive Officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors consists of Messrs. Campbell, Bradley and White. Mr. Campbell is the chairman of the Committee. None of such persons was an officer or employee of ours or any of our subsidiaries during fiscal 2005 or was formerly an officer of ours or any of our subsidiaries. None of our executive officers has been a director or executive officer of any entity of which any member of the Compensation Committee has been a director or executive officer during fiscal year 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the number and percentage of shares of common stock owned, as of December 1, 2005, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of the executive officers named in the Summary Compensation Table in Item 11, and (d) all of the named executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

                                                                                           Common Stock
                                                                                       Amount and Nature of            Percent of
                                                                                       Beneficial Ownership              Class
BENEFICIAL OWNER                                                              ---------------------------------------  ---------
DIRECTORS(16)
-------------
Michael J. Bradley.....................................................                -                                     *
Carlos C. Campbell.....................................................           44,852  (1)(2)                             *
Edward E. Cohen........................................................        2,622,905  (3)(4)(6)(7)(8)(9)(10)        13.74%
Jonathan Z. Cohen......................................................        1,640,621  (3)(4)(6)(7)(8)(11)            8.47%
Kenneth A. Kind........................................................            8,115                                     *
Andrew M. Lubin........................................................           44,712  (1)(2)                             *
John S. White..........................................................           44,872  (1)(2)                             *

NON-DIRECTOR EXECUTIVE OFFICERS(16)
-----------------------------------
Thomas C. Elliott......................................................           27,220  (3)(4)(5)(6)(7)                    *
Alan F. Feldman........................................................          318,961  (3)(6)(7)                      1.74%
Steven J. Kessler......................................................          234,925  (3)(4)(6)(7)(8)                1.29%
Michael S. Yecies......................................................           95,301  (3)(4)(6)(7)                       *
All named executive officers and directors as a group (11 persons).....        5,036,234  (1)(2)(3)(4)(5)(6)(7)(8)(9)   23.89%

OTHER OWNERS OF MORE THAN
5% OF OUTSTANDING SHARES
------------------------
Cobalt Capital Management, Inc. (12)...................................        1,610,654                                 8.92%
Kenneth H. Shubin Stein(13)............................................        1,067,688                                 5.91%
Omega Advisors, Inc. (1(4))............................................        1,059,700                                 5.87%
Fidelity Management & Research Co.(1(5))...............................          924,500                                 5.12%

-------------------
 *  Less than 1%

(1) Includes vested units representing the right to receive one share of common stock per unit granted under the 1997 Non-Employee Directors Deferred Stock and Deferred Compensation Plan in the following amounts: Mr. Campbell - 34,686 units; Mr. Lubin - 34,686 units; and Mr. White - 34,686 units.

(2) Includes vested units representing the right to receive one share of common stock per unit granted under the 2002 Non-Employee Directors Deferred Stock and Deferred Compensation Plan in the following amounts: Mr. Campbell - 9,186 units; Mr. Lubin - 9,186 units; and Mr. White - 9,186 units.

(3) Includes shares allocated under the Employee Stock Ownership Plan in the following amounts: Mr. E. Cohen - 73,683 shares; Mr. J. Cohen - 669 shares; Mr. Elliott - 193 shares; Mr. Feldman - 162 shares; Mr. Kessler - 699 shares; and Mr. Yecies - 532 shares, as to which each has voting power.

(4) Includes shares allocated under the Investment Savings Plan, or 401(k) plan, in the following amounts: Mr. E. Cohen - 21,090 shares; Mr. J. Cohen - 13,270 shares; Mr. Elliott - 4,384 shares; Mr. Kessler - 13,857 shares; and Mr. Yecies - 2,261 shares, as to which each has voting power.

(5) Includes 2,312 shares issuable on exercise of options granted under the 1997 Key Employee Stock Option Plan.

(6) Includes shares issuable on exercise of options granted under the 1999 Key Employee Stock Option Plan in the following amounts: Mr. E. Cohen - 637,089 shares; Mr. J. Cohen - 696,394 shares; Mr. Elliott - 8,767 shares; Mr. Feldman - 34,178 shares; Mr. Kessler - 49,796 shares; and Mr. Yecies - 69,381 shares.

(7) Includes shares issuable on exercise of options granted under the 2002 Key Employee Stock Option Plan in the following amounts: Mr. E. Cohen - 392,073 shares; Mr. J. Cohen - 346,908 shares; Mr. Elliott - 11,564 shares; Mr. Feldman - 263,209 shares; Mr. Kessler - 39,797 shares; and Mr. Yecies - 23,127 shares.

(8) Includes shares issuable on exercise of options granted under the 2005 Omnibus Equity Compensation Plan in the following amounts: Mr. E. Cohen - 4,839 shares; Mr. J. Cohen - 275,000 shares; and Mr. Kessler - 35,000 shares.

(9) Includes 449,516 shares held by a private charitable foundation of which Mr. E. Cohen serves as a co-trustee. Mr. E. Cohen disclaims beneficial ownership of these shares.

(10) Includes 92,500 shares held in trusts for the benefit of Mr. E. Cohen's spouse and/or children. Mr. E. Cohen disclaims beneficial ownership of these shares. 46,250 of these shares are also included in the shares referred to in footnote 11 below.

(11) Includes 46,250 shares held in a trust of which Mr. J. Cohen is a co-trustee and co-beneficiary. These shares are also included in the shares referred to in footnote 10 above.

(12) This information is based on Form 13F filed with the SEC reporting security ownership position as of September 30, 2005. The address for Cobalt Capital Management, Inc. is 237 Park Avenue, Suite 900, New York, New York 10017.

(13) This information is based on Schedule 13G filed with the SEC on December 7, 2005. Includes 1,067,688 shares as to which shared voting power and shared dispositive power is claimed. Mr. Shubin Stein's address is 1995 Broadway, Suite 1801, New York, New York 10023.

(14) This information is based on Form 13F filed with the SEC reporting security ownership position as of September 30, 2005. The address for Omega Advisors, Inc. is 88 Pine Street, Wall Street Plaza, 31st Floor, New York, New York 10005.

(15) This information is based on Form 13F filed with the SEC reporting security ownership position as of September 30, 2005. The address for Fidelity Management & Research Co. is 1 Federal Street, Boston, Massachusetts 02110.

(16) The address for all our directors and officers is 1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes certain information about our compensation plans, in the aggregate, as of September 30, 2005:

---------------------------------------------------------------------------------------------------------------------
                                           (a)                       (b)                           (c)
---------------------------------------------------------------------------------------------------------------------
                                                                                     Number of securities remaining
                                 Number of securities to      Weighted-average       available for future issuance
                                 be issued upon exercise      exercise price of     under equity compensation plans
                                 of outstanding options,    outstanding options,     excluding securities reflected
Plan category                     warrants and rights       warrants and rights             in column (a)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security
   holders                             3,770,008                  $  7.57                      957,414
---------------------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the ordinary course of our business operations, we have ongoing relationships with several related entities:

         Relationship with Equipment Finance Partnerships. In fiscal 2005, we received fees from equipment finance investment partnerships in which we were the general partner of $2.9 million.

         Relationship with Real Estate Investment Partnerships. In fiscal 2005, we received fees from real estate investment partnerships in which we were the general partner of $3.6 million. In fiscal 2005, losses of $2.2 million from the equity interests in these partnerships were incurred.

         Relationship with Atlas America. On June 30, 2005, we completed the spin-off of Atlas America. Atlas America reimburses us for various costs and expenses incurred on their behalf, primarily payroll and rent. For fiscal 2005, these costs totaled $602,000. Certain operating expenditures totaling $111,000 that remain to be settled between us and Atlas America are reflected in the consolidated balance sheets as receivables from related parties.

         Relationship with Anthem Securities. In fiscal 2005, we paid Anthem $270,000 to cover their operating and overhead costs pursuant to a cost sharing agreement. In fiscal 2005, Anthem has reimbursed us $653,000 pursuant to a reinvestment agreement.

         Relationships with Trapeza Entities. In fiscal 2005, we received fees from Trapeza partnerships in which we were the general partner and manager of $3.2 million.

         Relationship with RCC. In fiscal 2005, we received management fees and net equity compensation revenue of $3.2 million from RCC, which began operations in March 2005. In addition, we charged $631,000 to RCC for operating expenses in fiscal 2005. We are the external manager of RCC. In addition, in fiscal 2005 RCC paid our equipment finance subsidiary a $247,000 acquisition fee in connection with the sale to RCC of $24.7 million of equipment finance assets.

         Relationship with TBBK. We own 3.0% of the outstanding common stock of TBBK. B. Cohen and Daniel G. Cohen ("D. Cohen") are officers and directors of TBBK. D. Cohen, a son of E. and B. Cohen, is a former officer and director.

         Relationship with Ledgewood, P.C. Until April 1996, E. Cohen was of counsel to Ledgewood. We paid Ledgewood $1.0 million during fiscal 2005 for legal services rendered. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

         Relationship with Retirement Trusts. In connection with E. Cohen's retirement in fiscal 2004, E. Cohen is receiving payments from a Supplemental Employee Retirement Plan or SERP. We have established two trusts to fund the SERP. The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBBK. The fair value of the 1999 secular trust is approximately $1.6 million at September 30, 2005. This trust and its assets are not included in our consolidated balance sheets. However, its assets are considered in determining the amount of our liability under the SERP. The 2000 Trust, a "Rabbi Trust," holds 123,719 shares of common stock of TBBK and a loan to a limited partnership in which E. Cohen and D. Cohen own the beneficial interests. This loan was acquired for its outstanding balance of $720,000 by the 2000 Trust in April 2001 from a corporation of which E. Cohen was chairman and J. Cohen was the president. The loan balance as of September 30 2005 was $297,000. In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which D. Cohen is the principal shareholder and a director. The carrying value of the assets in the 2000 Rabbi Trust is approximately $5.0 million at September 30, 2005. Its assets are included in Other Assets in our consolidated balance sheets and our liability under the SERP has not been reduced by the value of those assets.

         Relationship with 9 Henmar. We own interests in the Trapeza entities that have sponsored CDO issuers and manage pools of trust preferred securities acquired by the CDO issuers. The Trapeza entities and CDO issuers were originated and developed in large part by D. Cohen. The Company agreed to pay his company, 9 Henmar LLC ("9 Henmar"), 10% of the fees the Company receives in connection with the first four Trapeza CDOs. In fiscal 2005, we received $4.8 million of such fees from these transactions and paid 9 Henmar $438,000.

         Relationship with Brandywine Construction & Management, Inc. ("BCMI"). BCMI manages the properties underlying nine of the Company's real estate loans and real estate and FIN 46 assets. Mr. Kauffman, President of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of five of the borrowers. E. Cohen, the Company's Chairman, is the chairman of BCMI and holds approximately 8% of its common stock.

         Relationship with Lienholder. In 1997, the Company acquired a first mortgage lien with a face amount of $14.0 million and a book value of $4.5 million on a hotel property owned by a corporation in which, on a fully diluted basis, J. Cohen and E. Cohen would have a 19% interest. The corporation acquired the property through foreclosure of a subordinate loan. In May 2003, the Company acquired this property through further foreclosure proceedings and recorded write-downs of $2.7 million. In August 2004, the Company listed the property for sale, recorded a further write-down of $882,000 and classified the property as held for sale. In September 2005, the property was sold to an unrelated third party for cash of $332,000 and a note of $2.2 million which bears interest at a rate equal to the greater of eight percent (8%) per annum or the prime rate plus 150 basis points. The Company recorded a loss of $590,000 on the sale.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2005 and 2004 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during such fiscal years were $1,692,000 and $607,100, respectively.

AUDIT-RELATED FEES

         The aggregate fees billed by Grant Thornton for audit-related services were $198,000 and $108,400 for the fiscal years ended September 30, 2005 and 2004, respectively.

TAX FEES

         The aggregate fees billed by Grant Thornton for professional services related to tax compliance, tax advice and tax planning were $154,000 and $76,900 in the fiscal years ended September 30, 2005 and 2004, respectively.

ALL OTHER FEES

         The aggregate fees billed by Grant Thornton for products and services provided to us, other than services described above under "Audit Fees," "Audited-Related Fees" and "Tax Fees" for the fiscal years ended September 30, 2005 and 2004 were $0 and $0, respectively.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee, on at least an annual basis, reviews audit and non-audit services performed by Grant Thornton, LLP as well as the fees charged by Grant Thornton, LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All of such services and fees were pre-approved during fiscal 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

           1. FINANCIAL STATEMENTS

              Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at September 30, 2005 and 2004 Consolidated Statements of Operations for the years ended
                September 30, 2005, 2004 and 2003
              Consolidated Statements of Comprehensive Income (Loss) for the
                years ended September 30, 2005, 2004 and 2003
              Consolidated Statements of Changes in Stockholders' Equity for
                the years ended September 30, 2005, 2004 and 2003
              Consolidated Statements of Cash Flows for the years ended
                September 30, 2005, 2004 and 2003
              Notes to Consolidated Financial Statements - September 30, 2005

           2. FINANCIAL STATEMENT SCHEDULES

              Schedule III - Investments in Real Estate
              Schedule IV - Investments in Mortgage Loans on Real Estate

           3. EXHIBITS

              Exhibit No.         Description
              -----------         -----------

                  3.1 Restated Certificate of Incorporation of Resource America. (1)
                  3.2       Amended and Restated Bylaws of Resource America,
                            Inc. (1)
                 10.1 Master Separation and Distribution Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004. (2)
                 10.2 Registration Rights Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14,
                            2004. (2)
                 10.3 Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004. (2)
                 10.4 Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14,
                            2004. (2)
                 10.5 Employment Agreement for Edward E. Cohen dated May 14, 2004. (2)
                 10.6(a) Fourth Modification, dated June 30, 2005, of Revolving Credit Agreement, Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc. Resource Properties XL, Inc. and Sovereign Bank. (2)
                 10.6(b) Fifth Modification, dated September 29, 2005, of Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc. Resource Properties 53, Inc. Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank.
                 10.7(a) Fourth Amendment, dated December 19, 2003, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc. (4)
                 10.7(b) Sixth Amendment, dated June 20, 2004, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc. (2)
                 10.7(c) Seventh Amendment, dated March 18, 2005, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc. (3)

                 10.7(d) Eighth Amendment, dated June 29, 2005, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc. (3)
                 10.7(e) Ninth Amendment, dated July 28, 2005, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc.
                 10.7(f) Tenth Amendment, dated September 14, 2005, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc.
                 10.7(g) Eleventh Amendment, dated September 16, 2005, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc.
                 10.7(h) First Amendment to Guaranty of Payment dated June 20, 2004 between Resource America, Inc. and National City Bank. (2)
                 10.7(i) Second Amendment to Guaranty of Payment dated March 2005 between Resource America, Inc. and National City Bank. (3)
                 10.7(j) Third Amendment to Guaranty of Payment dated July 28, 2005 between Resource America, Inc. and National City Bank.
                 10.7(k) Fourth Amendment to Guaranty of Payment dated September 14, 2005 between Resource America, Inc. and National City Bank.
                 10.8(a) First Amendment, dated December 19, 2003, to Revolving Credit Agreement and Assignment dated May 28, 2003 among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P., LEAF Funding, Inc. and Commerce Bank, National Association. (4)
                 10.8(b) Third Amendment, dated June 18, 2004, to Revolving Credit Agreement and Assignment dated May 28, 2003 among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P., LEAF Funding, Inc. and Commerce Bank, National Association. (2)
                 10.8(c) First Amendment to Guaranty of Payment dated June 18, 2004 between Resource America, Inc. and Commerce Bank, National Association. (2)
                 10.9 Revolving Credit Agreement and Assignment dated as of May 27, 2004 among Lease Equity Appreciation Fund I, L.P., LEAF Financial Corporation and Sovereign Bank. (2)
                 10.10 Pooling and Servicing Agreement, dated July 13, 2005, among LEAF Funding, Inc., LEAF Financial Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of New York.
                 10.11      2005 Equity Compensation Plan (5)

                 21.1       Subsidiaries of Resource America, Inc.

                 23.1       Consent of Grant Thornton LLP

                 31.1       Rule 13a-14(a)/15d-14(a) Certification

                 31.2       Rule 13a-14(a)/15d-14(a) Certification

                 32.1       Section 1350 Certification

                 32.2       Section 1350 Certification

----------------
(1) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and by this reference incorporated herein.
(3) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and by this reference incorporated herein.
(4) Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and by this reference incorporated herein.
(5) Filed previously as an exhibit to our Report on Form 8-K filed May 13, 2005 and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RESOURCE AMERICA, INC. (Registrant)
     December 14, 2005             By:  /s/ Jonathan Z. Cohen
                                        -------------------------------------
                                        Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edward E. Cohen          Chairman of the Board             December 14, 2005
-------------------------
EDWARD E. COHEN

/s/ Jonathan Z. Cohen        Director, President               December 14, 2005
-------------------------    and Chief Executive Officer
JONATHAN Z. COHEN

/s/ Carlos C. Campbell       Director                          December 14, 2005
-------------------------
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin          Director                          December 14, 2005
-------------------------
ANDREW M. LUBIN

/s/ Michael J. Bradley       Director                          December 14, 2005
-------------------------
MICHAEL J. BRADLEY

/s/ Kenneth A. Kind          Director                          December 14, 2005
-------------------------
KENNETH A. KIND

/s/ John S. White            Director                          December 14, 2005
-------------------------
JOHN S. WHITE

/s/ Steven J. Kessler        Executive Vice President          December 14, 2005
-------------------------    and Chief Financial Officer
STEVEN J. KESSLER

                                                RESOURCE AMERICA, INC. & SUBSIDIARIES
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         SEPTEMBER 30, 2005
                                                           (IN THOUSANDS)

        COLUMN          COLUMN       COLUMN         COLUMN           COLUMN          COLUMN       COLUMN      COLUMN      COLUMN
          A                B            C              D               E                F            G           H           I

                                                                                                                          Life on
                                                                                                                           which
                                                                    Gross Amount                                       depreciation
                                                   Cost capitalized   at which                                           in latest
                                     Initial Cost     subsequent  carried at close   Accumulated    Date of      Date     income
Description           Encumbrances   to Company     to acquisition   of period      Depreciation Construction Acquired  is computed
                                   ------------------------------------------------
                                   Buildings and   Improvements  Buildings and Land
                                       Land           Carrying       Improvements
REAL ESTATE OWNED-                 Improvements         Costs            Total
 HELD FOR SALE
Vacant Commercial
  Retail Space         $ 1,237       $  2,402        $     -           $  1,700        $     -        1980    9/30/2003(b)    n/a
Richmond, VA

Office Building              -          3,715              -              3,622              -        1924    6/6/2005 (b)    n/a
Philadelphia, PA

REAL ESTATE OWNED

Hotel                        -         10,187              -              9,350            542        1853    7/1/2003 (a) 40 years
Savannah, GA


FIN 46 ASSETS
  HELD FOR SALE

Office Building              -          1,400              -                870              -        1890    7/1/2003 (a)    n/a
Pittsburgh, PA

Multifamily-
  Condominiums   (c)     2,820          4,916              -              3,471              -        1840    7/1/2003 (a)    n/a
Concord, NC

Office Building  (c)    65,000         96,300              -             81,137              -        1992    7/1/2003 (a)    n/a
Baltimore, MD


Multifamily                  -         14,300              -             12,436              -        1945    7/1/2003 (a)    n/a
Seabrook, NJ


FIN 46 ASSETS

Multifamily      (c)     15,971        24,000            641             24,641          1,095        1980    7/1/2003 (a) 40 years
Chicago, IL

Commercial Retail(c)      1,676         2,300              -              2,300            173        1970    7/1/2003 (a) 40 years
St. Cloud, MI

Commercial Retail(c)        872         1,600              -              1,600             78        1963    7/1/2003 (a) 40 years
Elkins West, WV
                       -----------------------------------------------------------------------
                       $ 87,576      $161,120        $   641           $141,127        $ 1,888
                       =======================================================================

(a) date of FIN 46R adoption
(b) date of foreclosure
(c) Balances as of 6/30/05 due to one-quarter lag for FIN 46 reporting

                                                RESOURCE AMERICA, INC. & SUBSIDIARIES
                                                             SCHEDULE IV
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                         SEPTEMBER 30, 2005
                                                           (IN THOUSANDS)

           COLUMN A                     COLUMN B                 COLUMN C   COLUMN D  COLUMN E    COLUMN F    COLUMN G     COLUMN H



                                                                                                                          PRINCIPAL
                                                                                                                           AMOUNT
                                                                                                                          OF LOANS
                                                                                                                         SUBJECT TO
                                                                 FINAL      PERIODIC                FACE      CARRYING   DELINQUENT
                                        INTEREST               MATURITY     PAYMENT     PRIOR    AMOUNT OF   AMOUNT OF   PRINCIPAL
         DESCRIPTION                      RATE                   DATE        TERM       LIENS    MORTGAGES   MORTGAGES  OR INTEREST
SECOND LIEN LOANS

       OFFICE BUILDING,
         PHILADELPHIA, PA   Fixed interest rate of 9%         9/25/2002 (c)   (a)      $      -    $  3,044     $ 2,627    $    -

       APARTMENT BUILDING,
         HARTFORD, CT       Fixed interest rate of 7.5%        1/1/2009       (a)        13,179      21,103       8,478         -

       INDUSTRIAL BUILDING,
         PASADENA, CA       2.75% over average cost of funds  9/30/2005 (d)   (a)         2,273       2,421          84         -
                              FSLIC-Insured
       OFFICE BUILDING,
         WASHINGTON, DC     Fixed interest rate of 8%          8/1/2008       (b)             -      33,577      12,494

       HOTEL, OMAHA, NE     8% or Prime Plus 150 basis point  8/31/2006                               2,240       2,240

                                                                                       --------    --------    --------    ------
                                                                                       $ 15,452    $ 62,385    $ 25,923    $    -
                                                                                       ========    ========    ========    ======

       (a) All net cash flows from related property
       (b) No current payments
       (c) We have not foreclosed on the property and continue to forbear, because we receive all of the economic benefit
           from the underlying property
       (d) Extended to December 28, 2005                                                       2005         2004          2003

                                                     Balance at beginning of fiscal year     $24,066       $ 40,416     $ 187,542
                                                     Additions during the period:
                                                          New loans                            2,240          9,848         1,350
                                                          Additions to existing loans          1,399          2,069         4,855
                                                          Net gains on resolution                  -             49             -
                                                          Amortization of discount               860          1,909         1,962
                                                                                             -------       --------     ---------
                                                                                              28,565         54,291       195,709
                                                   Deductions during the period:
                                                          Foreclosures transferred to
                                                            real estate                            -              -        11,404
                                                          Loans reclassified per FIN 46-R          -              -       132,312
                                                          Loan write-offs                        369              -         1,448
                                                          Loan converted to equity interest        -          7,442             -
                                                          Collections of principal             2,273         22,783        10,129
                                                                                             -------       --------     ---------
                                                                                               2,642         30,225       155,293
                                                                                             -------       --------     ---------

                                                   Balance at end of fiscal year             $25,923        $24,066       $40,416
                                                                                             =======        =======       =======