Form 10-Q
period 2005-12-31
RESOURCE AMERICA INC
filed 2006-02-07
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large accelerated filer  ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock on February 3, 2006 was 17,668,646.

Index
RESOURCE AMERICA, INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2005	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,797	$30,353
Restricted cash	−	5,000
Investments in equipment finance	67,421	41,264
Accounts receivable	7,570	10,677
Receivables from related parties	4,427	4,280
Prepaid expenses and other current assets	11,057	10,473
Assets held for sale	93,684	107,520
Total current assets	226,956	209,567

Loans held for investment - financial fund management	−	97,752
Investments in real estate	47,917	46,049
Investment in Resource Capital Corp.	15,000	15,000
Investments in Trapeza entities	11,079	10,457
Investments in financial fund management entities	13,142	13,312
Property and equipment, net	7,717	30,521
Other assets, net	40,576	34,680
	$362,387	$457,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,018	$1,543
Secured warehouse credit facility - financial fund management	−	97,751
Secured warehouse credit facilities - equipment finance	55,545	30,942
Payables to related parties	3,893	591
Accounts payable, accrued expenses and other current liabilities	19,407	19,667
Liabilities associated with assets held for sale	70,869	74,438
Total current liabilities	150,732	224,932

Long-term debt	1,573	17,066

Deferred revenue and other liabilities	10,916	11,590
Minority interests	9,868	16,614
Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized	264	264
Additional paid-in capital	258,351	258,019
Less treasury stock, at cost	(86,219)	(82,556)
Less ESOP loan receivable	(482)	(488)
Accumulated other comprehensive income	2,261	2,052
Retained earnings	15,123	9,845
Total stockholders’ equity	189,298	187,136
	$362,387	$457,338
See accompanying notes to consolidated financial statements

Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2005	2004
REVENUES
Financial fund management	$7,511	$1,294
Real estate	4,654	2,134
Equipment finance	5,081	2,465
	17,246	5,893
COSTS AND EXPENSES
Financial fund management	2,200	633
Real estate	2,265	2,202
Equipment finance	2,918	2,185
General and administrative	3,284	1,476
Depreciation and amortization	861	378
Provision for possible losses	−	157
	11,528	7,031
OPERATING INCOME (LOSS)	5,718	(1,138)
OTHER INCOME (EXPENSE)
Interest expense	(2,273)	(458)
Minority interests − financial fund management entities	(402)	99
Other income, net	873	3,197
	(1,802)	2,838
Income from continuing operations before taxes	3,916	1,700
(Benefit) provision for income taxes	(1,506)	623
Income from continuing operations	5,422	1,077
Income from discontinued operations, net of tax	938	7,490
NET INCOME	$6,360	$8,567
Net income per common share - basic:
Continuing operations	$0.30	$0.06
Discontinued operations	0.05	0.43
Net income	$0.35	$0.49
Weighted average shares outstanding	18,055	17,505
Net income per common share - diluted:
Continuing operations	$0.27	$0.06
Discontinued operations	0.05	0.40
Net income	$0.32	$0.46
Weighted average shares outstanding	19,986	18,700

Dividends declared per common share	$0.06	$0.05

See accompanying notes to consolidated financial statements

Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2005
(in thousands, except share data)
(unaudited)

	Common stock		Additional Paid-In	Treasury Stock		ESOP Loan	Accumulated Other Comprehensive	Retained	Totals Stockholders’
	Shares	Amount	Capital	Shares	Amount	Receivable	Income	Earnings	Equity
Balance, October 1, 2005	26,371,780	$264	$258,019	(8,312,760)	$(82,556)	$(488)	$2,052	$9,845	$187,136
Treasury shares issued	-	-	18	1,805	18	-	-	-	36
Stock-based compensation	-	-	274	-	-	-	-	-	274
Issuance of common shares	12,100	-	40	-	-	-	-	-	40
Purchase of treasury shares	-	-	-	(216,571)	(3,681)	-	-	-	(3,681)
Other comprehensive income	-	-	-	-	-	-	209	-	209
Cash dividends	-	-	-	-	-	-	-	(1,082)	(1,082)
Repayment of ESOP loan	-	-	-	-	-	6	-	-	6
Net income	−	-	-	-	-	-	-	6,360	6,360
Balance, December 31, 2005	26,383,880	$264	$258,351	(8,527,526)	$(86,219)	$(482)	$2,261	$15,123	$189,298

See accompanying notes to consolidated financial statements

Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,360	$8,567
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	861	378
Accretion of discount	(255)	(445)
Collection of interest	157	193
Provision for possible losses	−	157
Equity in earnings of equity investees	(2,053)	(908)
Minority interests	402	(99)
Gain from discontinued operations	(938)	(7,490)
Gain on sale of RAIT Investment Trust shares	−	(1,459)
Gain on asset resolutions	(879)	(50)
Deferred income tax (benefit) provision	(3,190)	559
Non-cash compensation on long-term incentive plans	310	71
Non-cash compensation issued	361	−
Non-cash compensation received	(821)	−
Increase in net assets of FIN 46 entities’ and other assets held for sale	−	(607)
Increase in equipment finance investments	(26,523)	(4,343)
Changes in operating assets and liabilities	7,094	10,267
Net cash (used in) provided by operating activities of continuing operations	(19,114)	4,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,080)	(397)
Purchase of loans held for investment - financial fund management	(121,722)	−
Payments received on real estate loans and real estate	8,366	2,350
Investments in real estate	(9,963)	(1,861)
Distributions from equity investees	3,675	1,839
Investments in financial fund management entities	(4,453)	(6,100)
Proceeds from sale of financial fund management investment	3,500	−
Proceeds from sale of RAIT Investment Trust shares	−	2,924
Net cash used in investing activities of continuing operations	(121,677)	(1,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	245,652	52,969
Principal payments on borrowings	(99,398)	(49,236)
Distributions paid to minority interest holders	(515)	−
Dividends paid	(1,082)	(876)
Proceeds from issuance of stock	40	154
Purchase of treasury stock	(3,681)	−
Net cash provided by financing activities of continuing operations	141,016	3,011
Cash retained by entities previously consolidated	(3,825)	−
Net cash provided by discontinued operations	16,044	7,247
Increase in cash and cash equivalents	12,444	13,804
Cash and cash equivalents at beginning of period	30,353	39,907
Cash and cash equivalents at end of period	$42,797	$53,711

See accompanying notes to consolidated financial statements

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(unaudited)

NOTE 1 - MANAGEMENT’S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

Resource America, Inc. (the “Company”) is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for the Company and for outside investors in the financial fund management, real estate and equipment finance sectors. As a specialized asset manager, the Company seeks to develop investment vehicles in which outside investors invest along with the Company and for which the Company manages the assets acquired pursuant to long-term management and operating agreements. The Company limits its investment vehicles to investment areas where it owns existing operating companies or has specific expertise.

On June 30, 2005, the Company distributed the remaining 10.7 million shares of common stock it held in Atlas America, Inc., its former energy subsidiary (“Atlas America”) (Nasdaq: ATLS), to its stockholders in the form of a tax-free dividend. Each stockholder of the Company received 0.59367 shares of Atlas America common stock for each share of Company common stock owned as of June 24, 2005, the record date. As of June 30, 2005, the Company no longer consolidates Atlas America, and the results of Atlas America’s operations for the three months ended December 31, 2004 are included in discontinued operations in the Consolidated Statements of Income.

The consolidated financial statements and the information and tables contained in the notes thereto as of December 31, 2005 and for the three months ended December 31, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (“fiscal 2005”). The results of operations for the three months ended December 31, 2005 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2006 (“fiscal 2006”).

Certain reclassifications have been made to the fiscal 2005 consolidated financial statements to conform to the fiscal 2006 presentation.

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Supplemental Cash Flow Information

The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended December 31,
	2005	2004
Cash paid during the period for:
Interest	$3,561	$560
Income taxes paid	603	−

Non-cash activities include the following:
Receipt of a note upon resolution of a real estate loan treated as a FIN 46 asset	2,000	−
Transfer of loans held for investment − financial fund management	219,448	−
Transfer of debt associated with loans held for investment − financial fund management	219,474	−

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards 123R, “Accounting for Stock-Based Compensation,” as revised (“SFAS 123R”), as of October 1, 2005. Accordingly, employee stock options granted on and after October 1, 2005 will be expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant using the Black-Scholes option-pricing model. In addition, the unamortized compensation of previously issued options will also be expensed over the remaining vesting period of these options. For the three months ended December 31, 2005, the Company recorded compensation expense of $274,000 or $.01 per share-diluted. There was no tax benefit recorded based upon the fact that the Company issues predominately incentive stock options and it is management’s position that employees will hold the stock received on exercise for the requisite holding period. At December 31, 2005, the Company had unamortized compensation expense of $2.8 million. There were no options granted during the three months ended December 31, 2005.

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Stock-Based Compensation - (Continued)

For the three months ended December 31, 2004, the Company accounted for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25 and related interpretations. No stock-based employee compensation expense was reflected in net income since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123R requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted. The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS 123R (in thousands, except per share data):

Three Months Ended December 31,
2004
Net income as reported	$8,567
Stock-based employee compensation expense determined under the fair value-based method for all grants, net of tax	(561)
Pro forma net income	$8,006

Basic earnings per share:
As reported	$0.49
Pro forma	$0.46
Diluted earnings per share:
As reported	$0.46
Pro forma	$0.43

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Company places its temporary cash investments in high-quality, short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At December 31, 2005, the Company had $46.0 million in deposits at various banks and brokerage firms, of which $43.5 million was over the insurance limit of the Federal Deposit Insurance Corporation (“FDIC”). The Company has not incurred any losses on such investments.

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 3 − COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the Company include changes in the fair value, net of tax, of its marketable securities. Hedging gains and losses of our former energy subsidiary were also included in comprehensive income through June 30, 2005, the spin-off completion date.

The following table presents comprehensive income, net of tax (in thousands):

	Three Months Ended December 31,
	2005	2004
Net income	$6,360	$8,567
Other comprehensive income:
Unrealized gains on investments in marketable securities, net of tax of $337 (1) and $781	209	1,450
Less: reclassification for gains realized in net income, net of tax of $511	−	(948)
	209	502
Unrealized gains on hedging contracts, net of tax of $1,351	−	2,432
Less: reclassification adjustment for losses realized in net income, net of tax of $29	−	(41)
	−	2,391
Comprehensive income	$6,569	$11,460

(1)	Reflects the cumulative adjustment for the change in the Company’s effective tax rate from 40% for the year ended September 30, 2005 to 43% for the three months ended December 31, 2005.

NOTE 4 − EARNINGS PER SHARE

Basic earnings per share (“Basic EPS”) is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised.

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 4 − EARNINGS PER SHARE − (Continued)

The following table presents a reconciliation of the components used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended December 31,
	2005	2004
Earnings - Basic
Continuing operations	$5,422	$1,077
Discontinued operations	938	7,490
Net income	$6,360	$8,567

Earnings - Diluted
Continuing operations	$5,422	$1,077
Minority interest from the assumed conversion of notes (1)	(37)	−
Income from continuing operations, as adjusted	5,385	1,077
Discontinued operations	938	7,490
Net income	$6,323	$8,567

Shares(2)
Basic shares outstanding	18,055	17,505
Dilutive effect of stock option and award plans	1,931	1,195
Dilutive shares outstanding	19,986	18,700

(1)
The Company has outstanding convertible notes payable in the amount of $11,500 to two executive officers of its equipment finance subsidiary, LEAF Financial (“LEAF”). These notes are convertible (at the election of the executives) into 11.5% of LEAF’s common stock. Accordingly, the Diluted EPS computation reflects the assumed conversion of the notes and the related minority interest expense, net of tax, as a reduction of income from operating operations.

(2)
As of December 31, 2005, options to purchase 451,000 shares were outstanding but were excluded from the computation of Diluted EPS as their effect would have been antidilutive.  These options could potentially Dilute EPS in the future. There were no such options outstanding as of December 31, 2004.

NOTE 5 - INVESTMENTS IN EQUIPMENT FINANCE

The Company’s investments in equipment finance include the following (in thousands):

	December 31,	September 30,
	2005	2005
Direct financing leases, net	$27,653	$25,739
Notes receivable, net (1)	35,200	10,309
Assets subject to operating leases, net of accumulated depreciation of $723 and $481	4,568	5,216
Investments in equipment finance	$67,421	$41,264

(1)
The $24.9 million increase in notes receivable primarily reflects the $17.4 million of secured loans made to other leasing companies. The interest rates on notes receivable generally range from 8% to 11%.

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 5 - INVESTMENTS IN EQUIPMENT FINANCE − (Continued)

The components of direct financing leases are as follows (in thousands):

	December 31,	September 30,
	2005	2005
Total future minimum lease payments receivable	$33,269	$30,391
Initial direct costs, net of amortization	674	564
Unguaranteed residual	384	503
Unearned income	(6,476)	(5,589)
Security deposits	(198)	(130)
Investments in direct financing leases	$27,653	$25,739

Although the lease terms extend over many years as indicated in the following table, the Company routinely sells the leases it acquires to the investment entities it manages, including Resource Capital Corp. (“RCC”) or to certain subsidiaries of Merrill Lynch Equipment Finance, LLC shortly after their origination in accordance with agreements with each party. As a result of these routine sales of leases and the Company’s credit evaluations, management concluded that no allowance for possible losses was needed at December 31, 2005 and September 30, 2005. The contractual future minimum lease and note payments and related rental payments scheduled to be received on direct financing non-cancelable leases, notes receivable and operating leases for each of the five succeeding annual periods ending December 31 and thereafter are as follows (in thousands):

	Direct Financing Leases	Notes Receivable	Operating Leases
2006	$7,872	$11,699	$1,808
2007	7,445	7,016	1,620
2008	6,801	5,738	706
2009	5,141	3,981	262
2010	3,847	2,403	158
Thereafter	2,163	4,363	18
	$33,269	$35,200	$4,572

NOTE 6 − LOANS HELD FOR INVESTMENT − FINANCIAL FUND MANAGEMENT

At September 30, 2005, the Company’s syndicated loan portfolio consisted of $97.8 million of floating rate loans. In December 2005, these loans were transferred at cost to Apidos CDO II, Ltd., an unconsolidated collateralized debt obligation issuer that the Company sponsored. The related secured warehouse credit facility was also transferred to Apidos CDO II (see Note 11).

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 7 - INVESTMENTS IN REAL ESTATE

Real Estate Loans and Real Estate

The Company focuses its real estate operations on the sponsorship and management of real estate investment programs and the management and resolution of its investments in real estate.

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	Three Months Ended December 31,
	2005	2004
Investments in real estate loans, beginning of period	$25,923	$24,066
New loan	2,000	−
Additions to existing loans	65	1,136
Loan write-off	−	(224)
Accretion of discount (net of collection of interest)	98	252
Collection of principal	(250)	(1,350)
Investments in real estate loans, end of period	27,836	23,880
Real estate ventures	8,168	16,799
Real estate owned, net of accumulated depreciation of $1,444 and $706	12,683	4,093
Allowance for possible losses	(770)	(915)
Investments in real estate	$47,917	$43,857

At December 31, 2005 and 2004, the Company held, for its own account, real estate loans with aggregate face values of $65.2 million and $61.0 million, respectively. Amounts receivable, net of senior lien interests, were $49.8 million and $43.5 million at December 31, 2005 and 2004, respectively

In determining the Company’s allowance for possible losses related to its investments in real estate, the Company considers general and local economic conditions, neighborhood values, competitive over building, casualty losses and other factors which may affect the value of loans and real estate. The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues. The Company reduces its investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 7 - INVESTMENTS IN REAL ESTATE − (Continued)

Real Estate Loans and Real Estate − (Continued)

The following is a summary of activity in the allowance for possible losses related to investments in real estate (in thousands):

	Three Months Ended December 31,
	2005	2004
Balance, beginning of period	$770	$989
Provision for possible losses	−	150
Write-off	−	(224)
Balance, end of period	$770	$915

Consolidation of Variable Interest Entities − Real Estate

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 46-R, “Consolidation of Variable Interest Entities,” which provides guidance as to the definition of a variable interest entity (“VIE”) and requires it to be consolidated by its primary beneficiary, generally the party having an ownership or other contractual financial interest that is expected to absorb the majority of the VIE’s expected losses. If no party has exposure to the majority of the VIE’s expected losses, the primary beneficiary will be the party, if any, entitled to receive the majority of the VIE’s residual returns. The primary beneficiary is required to consolidate the VIE’s assets, liabilities and non-controlling interest at fair value.

Certain entities relating to the Company’s real estate business have been consolidated in accordance with FIN 46-R. Due to the timing of the receipt of financial information from third parties, the Company accounts for these entities’ activities on a one quarter lag, except when adjusting for the impact of significant events such as a refinance or sale. The assets, liabilities, revenues and costs and expenses of the consolidated VIEs are included in the Company’s consolidated financial statements.

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 7 - INVESTMENTS IN REAL ESTATE − (Continued)

Consolidation of Variable Interest Entities − Real Estate − (Continued)

The assets, liabilities, revenues and costs and expenses of the VIEs that are included in the consolidated financial statements are not the Company’s. The liabilities of the VIEs will be satisfied from the cash flows of the VIE’s consolidated assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities. The following tables provide supplemental information about assets, liabilities, revenues and costs and expenses associated with two entities consolidated in accordance with FIN 46-R (in thousands):

	December 31,	September 30,
	2005	2005
Assets:
Cash and cash equivalents	$75	$643
Accounts receivable, prepaid expenses and other current assets	26	133
Total current assets	101	776
Property and equipment, net of accumulated depreciation of $288 and $1,345 (see Note 9)	3,612	27,196
Total assets	$3,713	$27,972

Liabilities:
Current portion of long-term debt	$1,005	$1,390
Accounts payable, accrued expenses and other current liabilities	96	845
Total current liabilities	1,101	2,235
Long-term debt	1,500	17,129
Deferred revenue and other liabilities	−	163
Total liabilities	$2,601	$19,527

	Three Months Ended December 31,
	2005	2004
Continuing operations − FIN 46-R:
Revenues - real estate	$104	$989

Costs and expenses - real estate:
Operating expenses	35	712
Depreciation and amortization	39	101
Interest	45	47
Total FIN 46 costs and expenses - real estate	119	860

Operating (loss) income	$(15)	$129

Minimum future rental income under non-cancelable operating leases associated with real estate rental properties owned by the Company or real estate consolidated under FIN 46-R that have terms in excess of one year for each of the five succeeding years ended December 31, are as follows: 2006 − $673,000; 2007 - $656,000; 2008 - $652,000; 2009 - $587,000; and 2010 - $546,000.

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005
(unaudited)

NOTE 7 - INVESTMENTS IN REAL ESTATE − (Continued)

Consolidation of Variable Interest Entities − Real Estate − Held for Sale

The following tables provide supplemental information about assets, liabilities and discontinued operations associated with the four and seven entities that are held for sale at December 31, 2005 and September 30, 2005, respectively, substantially all of which are consolidated in accordance with FIN 46-R (in thousands):

	December 31,	September 30,
	2005	2005
Assets:
Cash and cash equivalents	$2,410	$2,546
Accounts receivable, prepaid expenses and other current assets	2,128	731
Property and equipment, net	88,140	103,237
Other assets, net	1,006	1,006
Total assets held for sale	$93,684	$107,520

Liabilities:
Mortgage loans	$68,997	$69,058
Other liabilities	1,872	5,380
Total liabilities associated with assets held for sale	$70,869	$74,438

	Three Months Ended December 31,
	2005	2004
Discontinued operations − FIN 46-R:
Revenues	$6,731	$6,143
Costs and expenses	5,412	5,362
Operating income	1,319	781
Gain (loss) on disposals	182	(280)
Provision for income taxes	(526)	(175)
Income from discontinued operations, net of tax	$975	$326

For further information, see Note 16 on discontinued operations.

NOTE 8 − INVESTMENT IN RESOURCE CAPITAL CORP.

       RCC is a real estate investment trust that was sponsored and is managed by the Company. RCC’s principal business activity is to originate, purchase and manage a diversified portfolio of real estate loans, real estate related securities and commercial finance assets. In March 2005, RCC completed a private placement of its common stock. The Company purchased 1.0 million shares in that offering for $15.00 per share and was granted 345,000 shares of RCC restricted common stock and options to purchase 651,666 shares of RCC common stock at an exercise price of $15.00 per share. The Company’s investment of $15.0 million is carried at the lower of cost or market. As of December 31, 2005, the Company had awarded 289,000 of these restricted shares to certain officers and employees who provide management services to RCC. In addition, the Company received 5,738 common shares of RCC in connection with the incentive management fee it earned for the quarter ended December 31, 2005.

On February 6, 2006, RCC priced the initial public offering of 4,000,000 shares of its common stock (including 1,879,200 shares sold by selling stockholders) at a price of $15.00 per share. The Company will purchase 900,000 shares in the offering.

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 9 − PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is based on cost, less estimated salvage value, using the straight-line method over the asset’s estimated useful life. Amortization is based on cost using the straight-line method over the lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property and equipment are capitalized.

The estimated service lives of property and equipment are as follows:

Leasehold improvements	1-7 years
Real estate assets − FIN 46	40 years
Furniture and equipment	3-7 years

Property and equipment, net, consists of the following (in thousands):

	December 31,	September 30,
	2005	2005
Leasehold improvements	$1,452	$1,134
Real estate assets − FIN 46 (1)	3,900	28,541
Furniture and equipment	4,872	4,112
	10,224	33,787
Accumulated depreciation and amortization	(2,507)	(3,266)
Property and equipment, net	$7,717	$30,521

(1)	The decrease at December 31, 2005 reflects the resolution of one loan whose underlying assets were consolidated with the Company’s assets pursuant to FIN 46.

NOTE 10 − OTHER ASSETS

The following table provides information about other assets (in thousands):

	December 31,	September 30,
	2005	2005
Real estate tenant-in-common (“TIC”) property interests	$11,607	$10,366
Investment in The Bancorp, Inc., at market value including unrealized gains of $3,950 and $3,413, respectively	9,044	8,507
RCC stock awards and options	2,770	3,131
Investments in unconsolidated real estate investment partnerships	2,810	2,919
Investments in unconsolidated collateralized debt obligation issuers	4,516	2,514
Investments in unconsolidated financial fund management partnerships	2,741	−
Investments in unconsolidated equipment finance investment partnerships	785	823
Other	6,303	6,420
Other assets, net	$40,576	$34,680

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 11 - DEBT

Total debt consists of the following (in thousands):
	December 31,	September 30,
	2005	2005
Secured warehouse credit facility − financial fund management	$ −	$97,751
Real estate − FIN 46 mortgage loans	2,505	18,519
Secured revolving credit facilities − equipment finance	55,545	30,942
Other debt	86	90
Total debt	58,136	147,302
Less current financial fund management - warehouse credit facility	−	97,751
Less current equipment finance − revolving credit facilities	55,545	30,942
Less current maturities − real estate and other	1,018	1,543
Long-term debt	$1,573	$17,066

Annual debt principal payments over the next five years ending December 31 are as follows (in thousands):

2006	$56,563
2007	166
2008	177
2009	205
2010	184

Real Estate−FIN 46 Mortgage Loans. As of December 31, 2005, two VIEs consolidated by the Company in accordance with FIN 46 are the obligors under outstanding first mortgage loans secured by real estate with outstanding balances totaling $2.5 million. The mortgage loans require monthly payments of principal and interest at fixed interest rates of 8.25% and 8.80%. Loan maturities occur in April 2006 and July 2014. These mortgage loans are not legal obligations of the Company; however, they are senior to the VIEs’ obligations to the Company. Loan payments are paid from the cash flows of these entities.

Real Estate−Revolving Credit Facility. The Company has an $18.0 million revolving line of credit with Sovereign Bank; available borrowings are currently limited to $12.5 million based on pledged collateral. Interest is payable monthly at The Wall Street Journal prime rate (7.25% at December 31, 2005) and principal is due upon expiration in July 2006. Advances under this line must be utilized to acquire commercial real estate or interests therein, to fund or purchase loans secured by commercial real estate or interests, or to reduce indebtedness on real estate loans or interests on which the Company is an obligor. The advances are secured by the properties related to these funded transactions. The Company has guaranteed this facility. At December 31, 2005, there were no outstanding borrowings.

Equipment Finance-Revolving Credit Facilities. LEAF Financial Corporation (“LEAF Financial”), the Company's equipment finance subsidiary, has a $75.0 million secured revolving credit facility with National City Bank which expires in March 2006. Outstanding borrowings bear interest at one of two rates, elected at LEAF Financial’s option: (i) the lender’s prime rate plus 100 basis points, or (ii) the London Interbank Offered Rate (“LIBOR”) as defined therein, plus 225 basis points. As of December 31, 2005, the balance outstanding was $54.4 million at an interest rate of 6.4%. In addition, LEAF Financial has a $15.0 million secured credit facility with Commerce Bank. Outstanding borrowings bear interest at one of two rates, elected at LEAF Financial's option: (i) the lender’s prime rate plus 100 basis points, or (ii) LIBOR plus 300 basis points. This facility expires in April 2006. As of December 31, 2005, the balance outstanding was $1.1 million at an interest rate of 7.3%. Borrowings under these facilities are collateralized by the equipment finance assets being financed and the underlying equipment being leased. The Company has guaranteed these credit facilities.

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 11 - DEBT − (Continued)

At December 31, 2005, the Company, to the best of its knowledge, has complied with all financial covenants under its debt agreements. These agreements contain financial covenants customary for the type and size of the debt and include minimum equity requirements as well as specific debt service coverage and leverage ratios.

NOTE 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities including investment partnerships that are managed by the Company and in which it owns general and limited partnership interests. For a more detailed description of these transactions see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, at Note 17 of the “Notes to Consolidated Financial Statements.” The following tables detail receivables and payables with related parties (in thousands):

	December 31,		September 30,
	2005		2005
Receivables from related parties:
Real estate investment partnerships and TIC property interests	$1,335		$1,880
Equipment finance investment partnerships	1,289		1,178
Atlas America	230		111
Financial fund management entities	544		272
Resource Capital Corp.	1,004		750
Other	25		89
	$4,427		$4,280

Payables due to related parties:
Anthem	$722	$	−
Real estate investment partnerships and TIC property interests	1,245		591
Financial fund management entities	1,926		−
	$3,893		$591

      Relationship with Real Estate Investment Partnerships and Tenant-in-Common Property Interests. In the three months ended December 31, 2005 and 2004, the Company received fees from real estate investment partnerships and TIC property interests in which it is a general partner or sponsor of $3.1 million and $642,000, respectively.

Relationship with Equipment Finance Investment Partnerships. In the three months ended December 31, 2005 and 2004, the Company received revenues from equipment finance investment partnerships in which it is a general partner of $799,000 and $481,000, respectively.

Relationship with Atlas America. On June 30, 2005, the Company completed the spin-off of Atlas America. Atlas America reimburses the Company for various costs and expenses that the Company incurs on behalf of Atlas America, primarily payroll and rent. Costs and expenses for the three months ended December 31, 2005 and 2004, totaled $262,000 and $213,000, respectively.

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with Anthem Securities. Anthem Securities, Inc. (“Anthem”) is a wholly-owned subsidiary of Atlas America and a registered broker dealer which serves as the dealer-manager of investment programs sponsored by the Company’s real estate and equipment finance segments. Some of the personnel performing services for Anthem have been on the Company’s payroll; Anthem reimburses the Company for the allocable costs of such personnel. In addition, the Company has agreed to cover some of the operating costs for Anthem’s office of supervisory jurisdiction, principally licensing fees and costs. The Company paid $110,000 and $21,000, respectively, toward the operating costs of Anthem for the three months ended December 31, 2005 and 2004, respectively. During the same periods, Anthem reimbursed the Company $442,000 and $0, respectively.

Relationships with Trapeza and Other Financial Fund Management Entities. The Company has an interest in several entities involved in the Trapeza series of collateralized debt obligation issuers, either as general partner, limited partner or manager, or a combination thereof. In the three months ended December 31, 2005 and 2004, the Company received fees from these entities of $1.1 million and $445,000, respectively.

Relationship with Other Company−Sponsored Financial Fund Management Entities. The Company is the general partner in two Company−sponsored unconsolidated partnerships. In the three months ended December 31, 2005, the Company received fees from these entities of $170,000. These entities did not exist in 2004.

Relationship with RCC. In the three months ended December 31, 2005, the Company received total management fees and net equity compensation revenue of $2.0 million from RCC, which began operations in March 2005 (see Note 8). In addition, the Company charged $156,000 to RCC for operating expenses in the three months ended December 31, 2005. The Company is the external manager of RCC.

Relationship with The Bancorp, Inc. (“TBBK”). The Company owns 3.0% of the outstanding common stock of TBBK. The supplemental employment retirement plan that we maintain for our former chief executive officer and current chairman, Edward Cohen (“E. Cohen”), holds an additional 0.91% of common stock of TBBK. Betsy Z. Cohen (“B. Cohen”) is the spouse of E. Cohen and mother of the Company’s President and CEO, Jonathan Z. Cohen (“J. Cohen”) and Daniel G. Cohen (“D. Cohen”); all of whom are officers and directors of TBBK. D. Cohen is the son of E. and B. Cohen and brother of J. Cohen. At December 31, 2005, the Company has cash deposited at TBBK of $4.0 million, of which $3.9 million exceeds the FDIC insurance limit.

NOTE 13 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended December 31,
		2005	2004
Settlement of claim against directors’ and officers’ liability insurance carrier	$	−	$1,400
Gain on sales of RAIT shares		−	1,459
Resource Capital Corp. dividend income		697	−
Interest, dividends and other income		176	338
Other income, net		$873	$3,197

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005
(unaudited)

NOTE 14 - INCOME TAXES

The Company recorded the following (benefit) provision for income taxes, as follows (in thousands):

Three Months Ended
December 31,
	2005	2004
(Benefit) provision for income taxes:
Provision for income taxes at estimated effective rate	$1,684	$623
Change in valuation allowance	(3,190)	−
(Benefit) provision for income taxes	$(1,506)	$623

As of September 30, 2005, the Company had deferred tax assets of $5.3 million resulting from state net operating loss carryforwards (“NOLs”) of $77.9 million. A valuation allowance was established against substantially all of this deferred tax asset based upon management’s assessment at that time that it was more likely than not that the Company would not be able to utilize the carryforwards prior to their expiration.

In the quarter ended December 31, 2005, the Company implemented tax planning strategies that management believes make it more likely than not that the Company will be able to utilize approximately $32.0 million of the NOLs before their expiration. Accordingly, $3.2 million of the valuation allowance has been reversed in the current quarter. Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize, and the estimate of the required valuation allowance could be adjusted in the future if estimates of taxable income are revised.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005
(unaudited)

NOTE 16 - DISCONTINUED OPERATIONS

Energy. As a result of the spin-off of Atlas America in June 2005, the results of its operations through the spin-off have been reflected as discontinued operations. Summarized operating results of Atlas America are as follows (in thousands):

	Three Months Ended
	December 31,
	2005		2004
Income from discontinued operations before taxes	$	−	$11,143
Loss on disposal		(45)	(206)
Provision for income taxes		−	(3,773)
(Loss) income from discontinued operations, net of tax		$(45)	$7,164

Real Estate. The assets and liabilities of two and six real estate entities as of December 31, 2005 and 2004, respectively, that are consolidated under the provisions of FIN 46-R and two real estate properties owned have been classified as held for sale based on the Company’s intent to sell its interests in the properties and in the VIE’s real estate loans’ underlying assets and liabilities. Summarized operating results of real estate held for sale are as follows (in thousands):

Three Months Ended
December 31,
	2005	2004
Income from discontinued operations before taxes	$1,319	$781
Gain (loss) on disposal	182	(280)
Provision for income taxes	(526)	(175)
Income from discontinued operations, net of tax	$975	$326

Other. The Company’s two other discontinued entities reported a combined gain on disposal of $13,000, net of tax of $5,000, for the three months ended December 31, 2005. There were no operating results for these entities for the three months ended December 31, 2004.

Summarized discontinued operating results of all entities are as follows (in thousands):

	Three Months Ended
	December 31,
	2005	2004
Income from discontinued operations before taxes	$1,319	$11,924
Gain (loss) on disposal of discontinued operations	150	(486)
Provision for income taxes	(531)	(3,948)
Income from discontinued operations, net of tax	$938	$7,490

Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005
(unaudited)

NOTE 17 - OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions. In addition to its reporting operating segments, certain other activities are reported in the “All other” category. Summarized operating segment data are as follows (in thousands):

Three Months Ended December 31, 2005	Revenues from external customers	Equity in income (losses) of equity method investees	Interest expense	Depreciation and amortization	Segment profit (loss)	Segment assets
Financial fund management	$4,706	$2,805	$1,481	$15	$2,952	$26,844
Real estate	5,397	(743)	238	174	1,847	198,557
Equipment finance	5,090	(9)	1,078	540	461	81,290
All other(a)	−	−	6	132	(1,344)	55,696
Eliminations	−	−	(530)	−	−	−
Totals	$15,193	$2,053	$2,273	$861	$3,916	$362,387

Three Months Ended December 31, 2004
Financial fund management	$294	$1,000	$	−	$13	$747	$14,482
Real estate	2,228	(94)		122	144	(331)	183,993
Equipment finance	2,463	2		336	177	(240)	44,553
All other(a)	−	−		−	44	1,524	527,047
Eliminations	−	−		−	−	−	−
Totals	$4,985	$908		$458	$378	$1,700	$770,075

(a)	Includes general corporate expenses and assets not allocable to any particular segment; at December 31, 2004, includes our former energy segment assets of $438,834.

Segment profit (loss) represents income from continuing operations before taxes. Energy results have been reclassified as discontinued operations and are therefore excluded from this presentation.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in Our Annual Report on Form 10-K for fiscal 2005. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview of the Three Months Ended December 31, 2005 and 2004

Our total assets under management increased from $3.7 billion at December 31, 2004 to $8.6 billion at December 31, 2005, a 135% increase. Included in this amount at December 31, 2005 are $2.4 billion of financial fund management assets that are being carried on warehouse facilities for which we have been engaged as the collateral manager by issuers of collateralized debt obligations, or CDOs, for CDOs not yet closed. In January 2006, we closed a $300.0 million CDO. We expect to close two additional CDOs by March 31, 2006 totaling $1.7 billion of assets. This growth was the result of:

•
an increase in the financial fund management assets we manage on behalf of individual and institutional investors and Resource Capital Corp., which we refer to as RCC, a real estate investment trust that we sponsored in March 2005;

•	an increase in real estate assets managed on behalf of limited partnerships and tenant-in-common, or TIC, property interests that we sponsor; and

•	an increase in equipment finance assets managed on behalf of the limited partnerships we sponsor, Merrill Lynch Equipment Finance, LLC, or Merrill Lynch.

The following table sets forth our assets under management by operating segment and their growth (in millions):

	As of December 31,		Increase
	2005	2004	Amount	Percentage
Financial fund management	$7,544	$3,018	$4,526	150%
Real estate	676	459	217	47%
Equipment finance	414	193	221	115%
	$8,634	$3,670	$4,964	135%

Index

Our revenues in each of our business segments are generated by the fees we earn for structuring and managing the investment entities and programs we sponsor and the income produced by the assets and investments we hold for our own account. The following table sets forth information related to the revenues we have recognized in each of these revenue classes (in thousands):

	Three Months Ended
	December 31,
	2005	2004
Fund management revenues (1)	$9,534	$3,161
Finance and rental revenues (2)	5,759	2,304
Gains on resolutions of loans and other property interests	848	50
Other (3)	1,105	378
	$17,246	$5,893

(1)	Includes fees from each of our financial fund management, real estate and equipment finance operations and our share of the income or loss from limited and general partnership interests we own.

(2)
Includes interest income from syndicated loans in our financial fund management operations, interest and accreted discount income from our real estate operations and interest and rental income from our equipment finance operations and revenues from certain real estate assets.

(3)	Includes the equity compensation earned in connection with the formation of RCC and the disposition of leases, late fees and documentation charges from our equipment finance operations.

A detailed description of the revenues generated by each of our business segments can be found under “Results of Operations − Financial Fund Management,” “−Real Estate” and “−Equipment Finance.”

Results of Operations: Financial Fund Management

In financial fund management, we manage the following types of securities and loans:

•	bank, bank holding company and insurance company and REIT trust preferred securities, which we refer to as our Trapeza operations;

•	asset-backed securities, or ABS, which we refer to as our Ischus operations;

•	syndicated loans which we refer to as our Apidos operations; and

•	private equity investments.

Index

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors and RCC (in millions):

	As of December 31, 2005			As of December 31, 2004
	Institutional and Individual Investors	RCC	Total by Type	Total by Type
Assets Under Management:
Trapeza	$3,324	$2	$3,326	$2,610
Ischus	2,190	1,411	3,601	408
Apidos	219	398	617	−
	$5,733	$1,811	$7,544	$3,018

We earn management and administration fees through the management of these assets as follows:

Assets managed on behalf of institutional and individual investors:

•	collateral management fees− these vary by CDO, but have ranged from an annual fee between 0.25% and 0.75% of the aggregate principal balance of the collateral securities owned by the CDO issuers; and

•	administration fees− these vary by limited partnership, but have ranged from between 0.75% and 2.00% of the partnership capital balance.

Assets managed on behalf of RCC:

•	base management fee - 1.50% annually of RCC’s equity, as defined under the management agreement with RCC; and

•	incentive management fee - 25% of RCC’s net income (as defined in the management agreement) in excess of the greater of a return of 8.00% or the 10-year Treasury rate plus 2.00%.

RCC

In March 2005, we formed RCC, a real estate investment trust. While we do not consolidate RCC in our consolidated statements, it is managed by us through our wholly-owned subsidiary, Resource Capital Manager, or RCM. The initial private offering of RCC generated gross proceeds of $230.0 million and net proceeds of $214.8 million to RCC, after deducting the initial purchaser's discount and placement fees and estimated offering expenses. RCC’s principal business activity is to purchase and manage a diversified portfolio of real estate−related securities and commercial finance assets.

In connection with the formation of RCC, we were granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15.00 per share. We have transferred 289,000 of these restricted shares to members of RCC’s management.

We derive revenues from RCC through its management agreement with RCM. In return for certain investment and advisory services, RCM is entitled to receive a base management fee, an incentive management fee and a reimbursement for certain out-of-pocket expenses that relate to RCC’s activities. In addition, we have invested $15.0 million in RCC from which we expect to receive quarterly dividends.

Index

At December 31, 2005, we managed a portfolio of over $2.0 billion of diversified real estate related securities and commercial finance assets, including $1.0 billion of agency ABS and $396.5 million of non-agency ABS, $397.9 million of syndicated loans, $171.4 million of mezzanine loans and B notes managed by Resource Real Estate (included in assets under management for real estate), $23.3 million of equipment finance assets managed by LEAF Financial Corporation (included in assets under management for equipment finance) and $2.0 million of private equity investments.

Trapeza

We have co-sponsored, structured and currently co-manage eight CDO issuers holding approximately $2.7 billion in bank, bank holding company and insurance company trust preferred securities. At December 31, 2005, we managed $300.0 million and $280.7 million in trust preferred securities that were held in warehouse lines of credit in connection with two CDO issuers not yet closed. Trapeza CDO IX closed in January 2006 and we anticipate closing Trapeza CDO X in April 2006.

We own a 50% interest in an entity that manages six CDO issuers in this series and a 33.33% interest in another entity that manages two CDO issuers. We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers. We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from these CDO operations through base and incentive management and administration fees. We also receive distributions on amounts we invest in the limited partnerships. Management fees vary by CDO issuer, but have ranged from between 0.25% and 0.60% of the aggregate principal balance of the collateral securities owned by the CDO issuers. These fees are also shared with our co-sponsors. The fees are payable quarterly or semi-annually, as long as the Trapeza management entity continues as the collateral manager of the CDO issuer. Our interest in distributions from the CDO issuers varies with the amount of our investment in a particular limited partnership and with the terms of our general partner interest. We have incentive distribution interests in four of the partnerships.

Ischus

We sponsored, structured and currently manage two CDO issuers for institutional and individual investors and RCC holding approximately $793.4 million in primarily real estate ABS including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities. At December 31, 2005, we managed $1.8 billion of ABS for three CDOs which we expect to close in the second and third quarters of 2006. In addition, Ischus managed approximately $1.0 billion of agency RMBS on behalf RCC at December 31, 2005.

We own a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as SFF. These partnerships own a portion of the equity interests of three Trapeza CDO issuers and Ischus CDO I. We also have invested as a limited partner in each of these limited partnerships.

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

Index

Apidos

We sponsored, structured and currently manage two CDO issuers for institutional and individual investors and RCC which hold approximately $553.7 million in syndicated loans. At December 31, 2005, we managed $62.8 million of syndicated loans on behalf of RCC for a CDO which we expect to close in the second quarter of 2006.

We derive revenues from these CDO operations through base and incentive management fees. Apidos receives base and incentive management fees of up to 0.75% of the aggregate principal balance of the collateral loans owned by the CDO issuer of which a portion is subordinated.

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended
	December 31,
	2005	2004
Revenues:
Fund management fees	$1,234	$511
RCC management fee and equity compensation	1,721	−
Limited and general partner interests	1,599	637
Earnings (losses) of SFF partnerships	516	(80)
Interest income on loans	2,341	−
Other	100	226
	$7,511	$1,294

Costs and expenses:
General and administrative	$1,860	$552
Equity compensation expense − RCC restricted stock	361	−
(Reimbursements) expenses of SFF partnerships	(21)	81
	$2,200	$633

Revenues - Three Months Ended December 31, 2005 as Compared to the Three Months Ended December 31, 2004

Revenues increased $6.2 million (480%) to $7.5 million for the three months ended December 31, 2005 from $1.3 million for the three months ended December 31, 2004. We attribute the increase to the following:

•	a $723,000 increase in fund management fees, primarily from the following:

-	a $554,000 increase in collateral management fees principally caused by the completion of one new CDO coupled with a full quarter of collateral management fees for two previously completed CDOs; and

-	a $170,000 increase in management fees as a result of two company-sponsored unconsolidated partnerships that commenced operations in August 2005.

•
the $1.7 million of RCC management fees and equity compensation earned in the three months ended December 31, 2005, consisting of $900,000 in management fees and $821,000 in equity compensation received on the formation of RCC in March 2005. RCC was not yet formed and, therefore, there were no such revenues for the three months ended December 31, 2004;

•	a $962,000 increase in limited and general partner interests, primarily from the following:

-	an $818,000 increase in net unrealized appreciation on the adjustment of the book value of our securities and swap agreements to reflect current market value; and

-	a $142,000 increase from our limited and general partner share of the operating results of unconsolidated partnerships we have sponsored.

28

Index

•	a $596,000 increase in our earnings from SFF partnerships related to increased interest income on CDO investments; and

•
a $2.3 million increase in interest income on loans held for investment resulting from the consolidation of an Apidos CDO issuer in our financial statements while it accumulated assets through its warehouse facility. In December 2005, these assets were transferred into the Apidos CDO issuer and all assets and liabilities were removed from our consolidated financial statements; offset in part by

•
a $126,000 decrease in other revenue primarily from a $194,000 decrease in consulting and advisory fees with an unrelated third party to provide consulting services relating to structuring financing transactions in fiscal 2005, partially offset by a $67,000 increase in interest income on cash escrow accounts.

Costs and Expenses − Three Months Ended December 31, 2005 as Compared to the Three Months Ended December 31, 2004

Costs and expenses of our financial fund management operations increased $1.6 million (248%) for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. We attribute the increase to the following:

•	a $1.3 million increase in general and administrative expenses, primarily from the following:

-
a $994,000 increase in wages and benefits as a result of the addition of collateral management personnel to manage our expanding portfolio of trust preferred securities, ABS, syndicated loans, mezzanine loans and B notes and private equity investments;

-	a $292,000 increase in other operating expenses, primarily from insurance costs, rent allocations and other general and administrative expenses related to the addition of personnel;

-	a $141,000 increase in financial software programs and publications as a result of the implementation of new asset management systems in response to our growing assets under management;

-	a $272,000 decrease in reimbursed expenses from our Trapeza, Ischus and Apidos operations; the amount of reimbursed expenses is primarily dependent upon the terms of our transactions.

  These increases were partially offset by:

-	a $315,000 decrease in professional fees principally caused by a $133,000 decrease in consulting fees; and

-	a $156,000 increase in reimbursed RCC expenses.

•	a $361,000 increase in equity compensation expense related to the issuance of 289,000 restricted shares of RCC held by RCM which were transferred to members of management; and

•	a $102,000 decrease in expenses of consolidated partnerships, primarily professional fees.

Index

Results of Operations: Real Estate

In real estate, we manage three types of assets:

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio;

•	real estate investment limited partnerships and TIC property interests; and

•	commercial real estate mezzanine loan and B notes.

	Three Months Ended
	December 31,
	2005	2004
	(in millions)
Assets under management:
Legacy portfolio	$245	$334
Real estate investment limited partnerships and TIC property interests	260	125
Commercial real estate mezzanine loan and B notes	171	−
	$676	$459

During the three months ended December 31, 2005, our real estate operations continued to be affected by four principal trends or events:

•	our selective resolution of the loans in our legacy portfolio through repayments, sales, refinancings and restructurings;

•
growth in our real estate business through the sponsorship of real estate investment partnerships in which we are also a minority investor and the sponsorship of TIC property interests which we acquire for sale to TIC investors;

•	the impact of FIN 46-R; and

•	our origination, financing and management of commercial real estate mezzanine loans and B notes on behalf of RCC.

The principal effect of these factors has been to reduce the number of our real estate loans while increasing our interests in real property and, as a result of repayments, sales, refinancings and restructurings, also increasing our cash flow from loan resolutions. The principal effect of FIN 46-R has been to consolidate in our financial statements the assets, liabilities, revenues and costs and expenses of a number of borrowers, although not affecting our creditor-debtor legal relationship with these borrowers and not causing these assets and obligations to become our legal assets or obligations.

We have sponsored five real estate investment limited partnerships, including one in the offering stage, and three TIC offerings as of December 31, 2005 as compared to three real estate investment limited partnerships and no TIC property interests as of December 31, 2004.

       As part of our strategic plan, we are continuing to resolve our real estate legacy loan portfolio through sales and loan resolutions. For the three months ended December 31, 2005, we resolved loans with an aggregate book value of $17.4 million, realizing $17.0 million in cash proceeds and a $2.0 million note receivable ($1.8 million balance outstanding at December 31, 2005). For the last twelve months ended December 31, 2005, we resolved loans with an aggregate book value of $21.6 million, realizing $22.3 million in net proceeds, including the $2.0 million note. As a result, the loans and real estate assets in our loan portfolio, principally outstanding loan receivables, decreased from $333.8 million at December 31, 2004 to $245.0 million at December 31, 2005.

Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended
	December 31,
	2005	2004
Revenues:
Fee income from investment partnerships, TIC property interests and RCC	$2,745	$490
FIN 46 revenues	104	989
Property management fees	446	152
Rental income	999	102
Interest	157	193
Accreted loan discount (net of collection of interest)	98	252
Gains on resolution of ventures, loans and FIN 46 assets	848	50
Losses of equity investees	(743)	(94)
	$4,654	$2,134

Costs and expenses:
General and administrative	$1,636	$1,490
Rental expense	594	−
FIN 46 operating expenses	35	712
	$2,265	$2,202

Revenues - Three Months Ended December 31, 2005 as Compared to the Three Months Ended December 31, 2004

Revenues increased $2.5 million (118%) for the three months ended December 31, 2005 as compared to the prior year period. We attribute the increase to the following:

•
a $2.3 million increase (460%) in fee income related to the purchase and third party financing of property through the sponsorship of real estate investment partnerships and TIC property interests, including $240,000 of management fees from RCC as described in “Results of Operations” “−Financial Fund Management.”

•
an $897,000 increase (879%) in rental income related to a hotel property in Savannah, Georgia that we obtained through foreclosure in June 2005. As a result, the rental income from this property began to be included in our operating revenues for the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006;

•
a $798,000 increase in gains on resolution of loans, FIN 46 assets and ventures. We received $8.1 million from the sale of our investments in two TIC property interests resulting in a gain of $750,000; and

•
a $294,000 increase (193%) in management fees due to the additional properties acquired since December 31, 2004. We earn management fees for the properties owned by real estate investment partnerships and TIC property interests which we sponsor.

Index

The increase was partially offset by the following:

•	an $885,000 decrease (89%) in FIN 46 revenues primarily related to the Savannah hotel;

•
$649,000 decrease (690%) in our equity share of the operating results of our unconsolidated real estate investments. The decrease was primarily due to losses incurred through equity investments in our real estate investment partnerships and TIC property interests made subsequent to December 31, 2004 and the loss from an equity investment which was converted from a loan during fiscal 2004. We support our real estate investment partnerships by making long-term limited partnership investments. In addition, from time-to-time, we make bridge investments in the underlying partnerships and TIC property interests to facilitate acquisitions. We record losses on our equity method investments primarily as a result of depreciation and amortization expense recorded by the real estate investment partnerships and TIC property interests. As additional investors are admitted to the real estate investment partnerships and TIC property interests, we transfer our bridge investment to new investors at our original cost and recognize a gain approximately equal to the previously recognized losses incurred; and

•	a $190,000 decrease (43%) in interest and accreted loan discount revenues resulting from the resolution of one loan in December 2004 and the cessation of accretion on one loan as of July 2005.

Any gains or losses on resolution of loans, FIN 46 assets and/or other real estate assets and the amount of fees that we may receive will vary by each transaction and, accordingly, there may be significant variations in the revenues we record from period to period.

Costs and Expenses - Three Months Ended December 31, 2005 as Compared to the Three Months Ended December 31, 2004

Costs and expenses of our real estate operations were $2.3 million for the three months ended December 31, 2005, an increase of $63,000 (3%) as compared to the three months ended December 31, 2004. We attribute the increase to the following:

•	a $594,000 increase in rental expenses related to the Savannah hotel; and

•
a $146,000 increase (10%) in real estate general and administrative expenses primarily due to increased wages and benefits as a result of the addition of personnel to manage our expanded real estate operations through the sponsorship of real estate investment partnerships and TIC property interests; offset by

•	a decrease of $677,000 (95%) in FIN 46 operating expenses related to the Savannah hotel.

Index

Results of Operations: Equipment Finance

During the three months ended December 31, 2005, we continued to increase our assets under management to $413.8 million as compared to $192.6 million as of December 31, 2004, an increase of $221.2 million (115%). During the three months ended December 31, 2005 we originated $104.4 million in new equipment financing as compared to $41.8 million for the three months ended December 31, 2004, an increase of $62.6 million (150%). Our equipment finance origination growth was driven by our continued growth in new and existing vendor programs, new equipment finance products, as well as the expansion of our sales staff.   During the three months ended December 31, 2005 we originated $17.4 million in secured loans to other leasing companies, a new product offering.  In addition, during the three months ended December 31, 2005, we acquired a $34.8 million lease portfolio.

In December 2004, Lease Equity Appreciation Fund II, or LEAF II, an equipment leasing partnership sponsored by us, began a public offering of up to $60.0 million of limited partnership interests. As of December 31, 2005, LEAF II has raised $12.0 million. Lease Equity Appreciation Fund I, or LEAF I, the first investment partnership we sponsored, ended its offering in August 2004. As of December 31, 2005, LEAF I had $81.7 million in equipment finance assets. In March 2005, our agreement with Merrill Lynch Equipment Finance LLC, or Merrill Lynch, was extended for two more years until April 2007. In July 2005, we commenced originating tax-exempt equipment financing on behalf of Merrill Lynch.

The following table sets forth (in millions) information relating to assets managed on behalf of our investment partnerships, Merrill Lynch and ourselves.

	Three Months Ended
	December 31,
	2005	2004
LEAF Financial	$67.4	$28.5
LEAF I	81.7	54.7
LEAF II	42.1	−
Merrill Lynch	199.3	109.4
RCC	23.3	−
	$413.8	$192.6

As of December 31, 2005, our equipment financing assets had an average original finance value of $47,000 with an average lease term of 52 months.

Index

The following table sets forth certain information related to the types of businesses in which our equipment finance assets are used and the concentration by type of equipment finance assets under management as of December 31, 2005, as a percentage of our total managed portfolio:

Customer’s Business		Equipment under management
Services	52%	Computers	23%
Retail trade services	10%	Medical	27%
Manufacturing services	8%	Industrial	18%
Wholesaler trade	4%	Office equipment	7%
Construction	3%	Garment care	5%
Transportation / Communication	3%	Software	4%
Finance / Insurance	3%	Communication	3%
Agriculture	2%	Building systems	3%
Other	15%	Other	10%
	100%		100%

The revenues from our equipment finance operations consist primarily of finance revenues from financings (leases and loans) owned by us before they are sold; asset acquisition fees which are earned when equipment finance assets are sold to one of the investment entities we manage and asset management fees which are earned over the life of the lease after a lease is sold. The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our equipment finance operations (in thousands):

	Three Months Ended
	December 31,
	2005	2004
Revenues:
Finance revenues	$2,060	$768
Fund management fees	1,339	800
Acquisition fees	1,498	745
Other	184	152
	$5,081	$2,465

Costs and expenses	$2,918	$2,185

Revenues - Three Months Ended December 31, 2005 as Compared to the Three Months Ended December 31, 2004

Revenues increased $2.6 million (106%) for the three months ended December 31, 2005 as compared to the prior year period. We attribute this increase to the following:

•
$1.3 million (168%) increase in finance revenues due to the growth in lease originations and our decision to hold more equipment finance investments on our balance sheet. We increased our lease originations by $62.6 million (150%) to $104.4 million at December 31, 2005 as compared to December 31, 2004;

•
$539,000 (67%) increase in fund management fees resulting from the increase in assets under management of our investment partnerships, Merrill Lynch and RCC ($346.4 million and $164.1 million as of December 31, 2005 and 2004, respectively); and

•	$753,000 (101%) increase in asset acquisition fees resulting from the increase in leases sold to our investment partnerships and Merrill Lynch.

Costs and Expenses − Three Months Ended December 31, 2005 as Compared to the Three Months Ended December 31, 2004

Costs and expenses, consisting of general and adminsitrative expenses, increased $733,000 (34%) primarily due to a $660,000 increase in compensation expense as a result of additional personnel needed to support the expansion of our operations.

Index

Results of Operations: Other Costs and Expenses and Other Income (Expense)

General and administrative costs were $3.3 million for the three months ended December 31, 2005, an increase of $1.8 million (122%) as compared to $1.5 million for the three months ended December 31, 2004. For the three months ended December 31, 2005, the Company recorded stock-based compensation expense of $274,000.  Accounting and consulting fees increased by $853,000, of which $571,000 related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and an additional $282,000 increase in our audit fees. The remainder of the variance is comprised of various increased corporate costs and expenditures, primarily payroll and benefits, in conjunction with our increased asset management operations.

Depreciation and amortization expense was $861,000 for the three months ended December 31, 2005, an increase of $483,000 (128%) as compared to $378,000 for the three months ended December 31, 2004. This increase relates primarily to our equipment finance operations which increased their operating leases by $4.7 million and, to a lesser extent, from the renovation of their new offices and other capital expenditures totaling $911,000.

Our provision for possible losses was $157,000 for the three months ended December 31, 2004. No provision was provided for the three months ended December 31, 2005 based on management’s collectibility analysis.

Interest expense was $2.3 million for the three months ended December 31, 2005, an increase of $1.8 million (396%) as compared to $458,000 for the three months ended December 31, 2004. The increase reflects the $1.5 million of interest expense from the utilization of a secured warehouse credit facility to purchase loans held for investment by our financial fund management business during the three months ended December 31, 2005. The remaining increase in interest expense is due to increased draws on our equipment finance credit facilities to fund the increase in loan originations.

At December 31, 2005, we owned 15.01% and 36.11% limited partner interests in SFF I and II (collectively “SFF”), respectively, which invest in the equity of CDO issuers we have formed. We also own a 50% interest in Structured Finance Management, LLC and Structured Finance Fund GP LLC, the manager and general partner, respectively, of SFF. As the general partner, we control the operations of the SFF partnerships and, therefore, include it in our consolidated financial statements and reflect the ownership of the other partners as a minority interest. For the three months ended December 31, 2005, our operations reflected a $402,000 charge to earnings for the minority interests in these entities as compared to a minority interest credit of $99,000 for losses incurred by SFF during the three months ended December 31, 2004.

Other income, net, was $873,000 for the three months ended December 31, 2005, a decrease of $2.3 million (73%) as compared to $3.2 million for the three months ended December 31, 2004. During the three months ended December 31, 2004, we recorded a gain of $1.5 million from the sale of the remaining RAIT shares that we held. Additionally, the first quarter last year reflected a settlement claim of $1.4 million against one of our directors’ and officers’ liability insurance carriers. There were no such gains recorded in the current fiscal quarter. Partially offsetting this decrease in other income was $697,000 of RCC dividends we recorded for the three months ended December 31, 2005. RCC was formed by us in March 2005.

      Our effective tax rate resulted in a tax benefit of 38% for the three months ended December 31, 2005 as compared to a tax provision of 37% for the three months ended December 31, 2004. The decrease in our tax rate results from tax planning strategies that we implemented in the first quarter of fiscal 2006 in regard to a change in a valuation allowance in connection with the utilization of state net operating loss carryfowards, or NOLs. Without the tax benefit related to the change in the valuation allowance, our effective tax rate would have been 43% for the three months ended December 31, 2005. We expect our effective tax rate to be 43% for the remainder of fiscal 2006, which would result in an annual projected tax rate of 29% for fiscal 2006. Future tax rates could change if estimates of taxable income for fiscal 2006 change. We plan to implement additional tax strategies which we anticipate will reduce our effective tax rate for 2006.

Index

Discontinued Operations

On June 30, 2005, we distributed our remaining 10.7 million shares of Atlas America to our stockholders. Accordingly, Atlas America is no longer consolidated with the Company and their results of operations have been reflected as discontinued. In addition, we classified two FIN 46 entities and two real estate properties owned as held for sale at December 31, 2005 and have reported their operations as discontinued.

Liquidity and Capital Resources

General. Our major sources of liquidity, exclusive of the cash generated by the operations of Atlas America, have been from the cash generated by operations, resolutions of our real estate legacy portfolio, borrowings under our existing credit facilities and sales of our RAIT shares. We have employed these funds principally to expand our specialized asset management operations, repurchase our shares and to reduce our outstanding debt. We expect to fund our asset management business from a combination of cash to be generated by operations, our working capital, and borrowings under our existing credit facilities. The following table sets forth our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended
	December 31,
	2005	2004
(Used in) provided by operating activities of continuing operations	$(19,114)	$4,791
Used in investing activities of continuing operations	(121,677)	(1,245)
Provided by financing activities of continuing operations	141,016	3,011
Cash retained by entities previously consolidated	(3,825)	−
Provided by discontinued operations	16,044	7,247
Increase in cash and cash equivalents	$12,444	$13,804

We had $42.8 million in cash and cash equivalents at December 31, 2005, an increase of $12.4 million (41%) as compared to $30.4 million at September 30, 2005. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 3.6 to 1.0 for the three months ended December 31, 2005 as compared to 6.0 to 1.0 for the three months ended December 31, 2004. Our working capital was $76.2 million as of December 31, 2005 as compared to a $15.4 million deficit at September 30, 2005. The increase of $91.6 million primarily reflected our reduction in current liabilities as a result of the transfer of a secured warehouse financing (a current liability) used to finance the acquisition of syndicated bank loans (a non-current asset) to Apidos CDO II, an unconsolidated CDO issuer that we manage. Our ratio of long-term debt (including current maturities) to equity was 31% and 79% at December 31, 2005 and September 30, 2005, respectively. The improvement in this ratio at December 31, 2005 is also reflective of the transfer of debt to Apidos CDO II.

Cash Flows from Operating Activities. Net cash used in operating activities of continuing operations increased by $23.9 million to a $19.1 million use of cash for the three months ended December 31, 2005 from a $4.8 million source of cash for the three months ended December 31, 2004, substantially as a result of the following:

•	a $22.2 million increase in investments in equipment finance;

•
changes in operating assets, liabilities and taxes accounted for an additional $3.2 million use of cash, principally in connection with the net paydown of equipment finance receivables in the first quarter of fiscal 2005; offset in part by

•	a $4.3 million increase in net income from continuing operations.

Cash Flows from Investing Activities. Net cash used by our investing activities of continuing operations increased by $120.4 million for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, primarily reflecting the purchase of $121.7 million of loans held for investment. As of December 31, 2005, these loans have been transferred to Apidos CDO II.

Index

Cash Flows from Financing Activities. Net cash provided by our financing activities of continuing operations increased by $138.0 million for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. This increase in our cash flows is principally reflective of the following:

•
an increase in our borrowings, net of repayments, of $142.5 million principally reflecting the $121.7 million borrowed during the three months ended December 31, 2005 to fund the purchase of loans held for investment − financial fund management as well as the $20.7 million increase in borrowings to fund our increased lease originations and other equipment finance operations; offset partially by

•	$3.7 million of our shares we repurchased during the three months ended December 31, 2005 as part of our Board approved stock repurchase program.

Cash retained by entities previously consolidated. As of December 31, 2005, we no longer consolidate with two affiliated partnerships of financial fund management that invest in regional banks due to a change in the rights of the limited partners to remove us as the general partner. Accordingly, the September 30, 2005 cash balances of these entities are not reflected in the consolidated statements of cash flows for the three months ended December 31, 2005.

Cash Flows from Discontinued Operations. Net cash provided by discontinued operations increased by $8.8 million for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. We received $16.1 million principally from the sale of three FIN 46 assets during the three months ended December 31, 2005 as compared to $7.2 million provided principally from the proceeds from refinancing a first mortgage on a FIN 46 property during the three months ended December 31, 2004.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for possible losses, deferred tax assets and liabilities and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our annual report on Form 10-K for fiscal 2005, at Note 2 of the “Notes to Consolidated Financial Statements.”

Index

ITEM 4. CONTROLS AND PROCEDURES

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 87 of our annual report on Form 10-K.

There have been no significant changes in our internal controls over financial reporting that has partially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our current fiscal year.

Index

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the three months ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1 to October 31, 2005	−	$	−	−	$44,820,157
November 1 to November 30, 2005	−	$	−	−	$44,820,157
December 1 to December 31, 2005	216,571		$17.00	216,571	$41,139,328
Total	216,571			216,571	$41,139,328

(1)
On September 21, 2004, the Board of Directors approved a share repurchase program under which we may buy up to $50.0 million of our outstanding common stock from time to time in open market purchases or through privately-negotiated transactions.

(2)
Through December 31, 2005, we had repurchased an aggregate of 499,651 shares at a total cost of approximately $8.9 million pursuant to the stock repurchase program, at an average cost of $17.73 per share.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
10.6(c)
Sixth Modification, dated January 31, 2006, of Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc. Resource Properties 53, Inc. Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank.

10.7(l)
Twelth Amendment, dated November 28, 2005, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc.

10.7(m)
Thirteenth Amendment, dated January 31, 2006, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc.

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: February 7, 2006	By: /s/ Steven J. Kessler
STEVEN J. KESSLER
Executive Vice President and Chief Financial Officer

Date: February 7, 2006	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Index