Form 10-K/A
period 2005-09-30
RESOURCE AMERICA INC
filed 2006-03-27
CIK 83402

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     [None]

                         EXPLANATORY NOTE -- AMENDMENT


This Form 10-K/A amends the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which was originally filed on December 14, 2005 (the "Original Filing"). This Form 10-K/A includes the separate financial statements of five entities that were deemed to be significant subsidiaries of the Company pursuant to Regulation S-X, Subsection 210.1-02(w) and 210.3-09. These financial statements are being filed within the timeframe as permitted by Regulation S-X Subsection 210.3-09(b)(2).

In addition, the Company is filing two stock option grants as exhibits that had been omitted in the Original Filing.

Except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

                     RESOURCE AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-K/A

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

          2. FINANCIAL STATEMENT SCHEDULES

             Schedule III - Investments in Real Estate
             Schedule IV - Investments in Mortgage Loans on Real Estate
             Schedule - Significant Subsidiary Financials
                a) Consolidated Financial Statements for Trapeza Funding, LLC for the years ended December 31, 2005 and 2004 (unaudited)
                b) Consolidated Financial Statements for Trapeza Funding, LLC for the years ended December 31, 2004 and 2003 (unaudited)
                c) Consolidated Financial Statements for Trapeza Funding II, LLC for the years ended December 31, 2005 and 2004 (unaudited)
                d) Consolidated Financial Statements for Trapeza Funding II, LLC for the years ended December 31, 2004 and 2003 (unaudited)
                e) Consolidated Financial Statements for Trapeza Funding III, LLC for the years ended December 31, 2005 and 2004 (unaudited)
                f) Consolidated Financial Statements for Trapeza Funding III, LLC for the years ended December 31, 2004 and 2003 (unaudited)
                g) Trapeza Capital Management, LLC Audited Financial Statements for the years ended December 31, 2005 and 2004
                h) Trapeza Management Group, LLC Audited Financial Statements for the years ended December 31, 2005 and 2004
                i) Trapeza Capital Management, LLC Financial Statements for the year ended December 31, 2003 (unaudited)

                                                                     Schedule a)




TRAPEZA FUNDING, LLC

CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Years ended December 31, 2005 and 2004

                              Trapeza Funding, LLC

                        Consolidated Financial Statements

                     Years ended December 31, 2005 and 2004

                                    Unaudited





                                    CONTENTS





Consolidated Statements of Financial Condition...............................3
Consolidated Schedules of Investments........................................4
Consolidated Statements of Operations........................................6
Consolidated Statements of Changes in Members' Interests.....................7
Consolidated Statements of Cash Flows........................................8
Notes to Consolidated Financial Statements...................................9

                              Trapeza Funding, LLC

                 Consolidated Statements of Financial Condition
                                    Unaudited

                                                                                 DECEMBER 31
                                                                         2005                  2004
                                                                     ---------------      ---------------
ASSETS
Investments in trust preferred securities, at fair value
  (amortized cost $319,163,818 and $320,338,643)                     $   323,519,767      $   325,175,799
Cash and cash equivalents                                                  4,086,160            3,519,814
Deferred debt issuance costs (net of accumulated amortization of
  $2,218,100 and $1,498,584)                                               5,925,789            6,645,305
Interest receivable on trust preferred securities                          4,029,310            3,199,650
Net interest receivable from swap counterparty                                10,454                    -
Investment in Trapeza Note I, LLC                                          8,893,125            7,551,747
Prepaid expenses                                                               4,910                3,691
Other                                                                          1,248               11,386
                                                                     ---------------      ---------------
Total Assets                                                         $   346,470,763      $   346,107,392
                                                                     ===============      ===============

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
   Class A-1 Notes                                                   $   160,129,324      $   161,464,034
   Class A-2 Notes                                                        19,830,257           19,995,546
   Class B-1 Notes                                                        54,600,000           54,600,000
   Class B-2 Notes                                                         2,000,000            2,000,000
   Class B-3 Notes                                                        16,000,000           16,000,000
   Class C-1 Notes                                                        29,600,000           29,600,000
   Class C-2 Notes                                                        10,000,000           10,000,000
   Class D Notes                                                          16,408,511           16,500,000
   Interest payable                                                        1,493,826            1,057,666
   Unrealized depreciation on swap agreements                                 43,540              250,153
   Professional fees                                                          95,346               89,196
   Collateral management fees                                                 80,995               81,370
   Net interest payable to swap counterparty                                       -                9,696
   Trustee fees                                                               11,546               11,592
   Accrued expenses                                                           41,250               41,250
                                                                     ---------------      ---------------
Total Liabilities                                                        310,334,595          311,700,503
                                                                     ---------------      ---------------

Minority interest                                                         35,472,597           34,057,776

Members' Interests                                                           663,571              349,113
                                                                     ---------------      ---------------

Total Liabilities and Members' Interests                             $   346,470,763      $   346,107,392
                                                                     ===============      ===============


See accompanying notes to consolidated financial statements.

                              Trapeza Funding, LLC

                      Consolidated Schedules of Investments

                                    Unaudited

                                                                                     DECEMBER 31, 2005         DECEMBER 31, 2004
                                                                                  -----------------------    ----------------------
                                                                                  PRINCIPAL                  PRINCIPAL
                                                                                    AMOUNT                    AMOUNT
                                                                                    (000)      FAIR VALUE      (000)     FAIR VALUE
                                                                                  ---------    ----------    ---------   ----------
INVESTMENTS IN TRUST PREFERRED SECURITIES - (100%) *
BANKS (82.24% AND 81.89%)*
1st Source Capital Trust III, 6.95%, due 11/14/2032 (a)                            $ 10,000  $  9,935,056     $ 10,000 $  9,934,261
Access National Capital Trust I, 3 month libor + 4.125%, due 9/30/2032 (a)            4,000     3,981,653        4,000    3,981,089
Ambank Capital Trust I, 3 month libor + 3.625%, due 7/30/2032 (a)                     8,000     7,941,800        8,000    7,940,849
Bank of Kentucky Capital Trust I, 3 month libor + 3.35%, due 11/14/2032 (a)          11,000    11,001,226       11,000   11,001,249
Banponce Trust I, 8.327%, due 2/1/2027                                                1,200     1,284,000        1,200    1,359,300
Colonial Capital II, 8.92%, due 1/15/2027                                             5,000     5,382,855        5,000    5,540,630
Community Bancshares Capital Trust III, 6 month libor + 3.625%, due 7/30/2032 (a)     5,000     4,856,866        5,000    4,854,533
Community Capital Trust I, 9.75%, due 1/31/2027                                       1,850     1,979,500        1,850    2,073,215
FBOP Capital Trust XII, 6 month libor + 3.625%, 7/30/2032 (a)                        11,000    11,000,000       11,000   11,000,000
FCB/SC Capital Trust I, 8.25%, due 3/15/2028 (a)                                      2,000     2,028,133        2,000    2,213,298
First Indiana Capital Trust I, 6.92%, due 10/30/2032 (a)                              2,000     1,998,350        2,000    1,998,330
First Group Capital Statutory Trust III, 3 month libor + 3.35%, due 11/15/2032 (a)   10,000    10,086,842       10,000   10,085,433
First Gothenburg Capital Trust I, 3 month libor + 3.35%, due 11/15/2032 (a)           4,000     3,943,027        4,000    3,942,006
Franklin Bank Capital Trust I, 3 month libor + 3.35%, due 11/14/2032 (a)             11,000    10,905,145       11,000   10,903,445
GB&T Bancshares Statutory Trust I, 3 month libor + 3.40%, due 10/30/2032 (a)         11,000    10,875,704       11,000   10,873,618
Hanmi Capital Trust II, 3 month libor + 2.90%, due 3/15/2034 (a)                      6,479     6,479,000        6,479    6,479,000
Iberiabank Statutory Trust I, 3 month libor + 3.25%, due 11/15/2032 (a)              10,000     9,887,502       10,000    9,885,448
Industry Bancshares Capital Trust I, 6 month libor + 3.625%, due 7/30/2032 (a)        5,000     4,952,288        5,000    4,951,510
Local Financial Capital Trust II, 6 month libor + 3.625%, due 7/30/2032 (a)          10,000     9,858,773       10,000    9,856,471
Main Street Banks Statutory Trust I, 3 month libor + 3.25%, due 11/15/2032 (a)        5,000     4,943,690        5,000    4,942,683
MB Financial Capital Trust I, 8.60%, due 9/30/2032 (a)                                5,000     5,000,000        5,000    5,000,000
MBNA Capital B, 3 month libor + 0.80%, due 2/1/2027                                   8,000     7,840,000        8,000    7,576,000
Merchants and Manufacturers Statutory Trust I, 3 month libor +3.35%, due
  11/12/2032 (a)                                                                      8,000     7,924,046        8,000    7,922,681
Onbank Capital Trust I, 9.25%, due 2/1/2027                                           2,000     2,140,000        2,000    2,156,348
Pacific Mercantile Capital Trust I, 3 month libor + 3.75%, due 7/15/2032 (a)          5,000     4,977,136        5,000    4,976,409
PMB Capital Trust I, 6 month libor + 3.625%, due 8/22/2032 (a)                        5,000     4,952,300        5,000    4,951,519
Progress Capital Trust III, 3 month libor + 3.35%, due 11/15/2032 (a)                 6,000     5,951,483        6,000    5,950,643
Provident Capital Trust I, 8.60%, due 12/1/2026                                       7,500     8,025,000        7,500    7,892,565
Provident Trust I, 8.29%, due 4/15/2028                                               5,500     5,830,000        5,500    5,707,658
Reliance Capital Trust I, 8.17%, due 5/1/2028 (a)                                     1,000     1,002,875        1,000    1,043,914
Riverside Bancshares Statutory Trust I, 3 month libor + 3.45%, due 10/1/2032 (a)     10,000     9,886,970       10,000    9,885,084
Riverside Gulf Coast Capital Trust I, 3 month libor + 3.25%, due 7/29/2032 (a)        5,000     4,977,045        5,000    4,976,350
Sky Financial Capital Trust I, 9.34%, due 5/1/2030 (a)                                3,500     3,678,539        3,500    3,811,161
South Financial Capital Trust II, 6 month libor + 3.625%, due 7/30/2032 (a)          11,000    10,895,033       11,000   10,893,323
Southcoast Capital Trust II, 3 month libor + 3.75%, due 5/3/2032 (a)                  4,000     3,981,890        4,000    3,981,251
Sterling Bancshares Statutory Trust One, 3 month libor + 3.45%, due
  8/30/2032 (a)                                                                      10,000     9,887,008       10,000    9,885,110
Texas Capital Bancshares Statutory Trust I, 3 month libor + 3.35%,
  due 11/19/2032 (a)                                                                 10,000     9,887,501       10,000    9,885,448
UCBH Capital Trust II, 3 month libor + 3.45%, due 11/7/2032 (a)                      11,000    11,000,000       11,000   11,000,000
Umpqua Statutory Trust II, 3 month libor + 3.35%, due 10/17/2032 (a)                 11,000    10,863,250       11,000   10,860,947
Union State Capital Trust I, 9.58%, due 2/1/2027 (a)                                  1,000     1,075,618        1,000    1,135,699
VCBI Capital Trust II, 6 month libor + 3.40%, due 11/15/2032 (a)                      3,000     2,971,500        3,000    2,970,994
                                                                                              -----------               -----------
Total Banks (amortized cost $261,712,655 and $261,557,502)                                    266,068,604               266,279,472
                                                                                              -----------               -----------

                              Trapeza Funding, LLC

                                    Unaudited

                                                                                     DECEMBER 31, 2005         DECEMBER 31, 2004
                                                                                  -----------------------    ----------------------
                                                                                  PRINCIPAL                  PRINCIPAL
                                                                                    AMOUNT                    AMOUNT
                                                                                    (000)      FAIR VALUE      (000)     FAIR VALUE
                                                                                  ---------    ----------    ---------   ----------
INVESTMENTS IN TRUST PREFERRED SECURITIES - (100%) * (CONTINUED)
THRIFTS (17.76% AND 18.11%)
BBC Capital Trust VI, 3 month libor + 3.35%, due 9/27/2032 (a)                     $ 10,000  $  9,919,498      $10,000 $  9,918,143
BankUnited Statutory Trust IV, 3 month libor + 3.40%, due 11/15/2032 (a)             11,000    10,876,086       11,000   10,873,881
Beal Financial Trust I, 6 month libor + 3.625%, due 7/30/2032 (a)                    11,000    10,895,033       11,000   10,893,323
First Keystone Capital Trust I, 9.70%, due 8/15/2027 (a)                              1,500     1,626,680        1,500    1,657,500
HFC Capital Trust IV, 6 month libor + 3.35%, due 11/15/2032 (a)                       8,450     8,270,995        8,450    8,267,902
ITLA Capital Statutory Trust III, 6 month libor + 3.40%, due 10/30/2032 (a)          11,000    10,904,877       11,000   10,903,262
Matrix Bancorp Capital Trust V, 6 month libor + 3.625%, due 7/25/2032 (a)             5,000     4,957,994        5,000    4,957,316
WSFS Capital Trust I, 3 month libor + 2.50%, due 12/01/2028                               -             -        1,500    1,425,000
                                                                                             ------------              ------------
Total Thrifts (amortized cost $57,451,163 and $58,781,141 )                                    57,451,163                58,896,327
                                                                                             ------------              ------------
Total Investments in Trust Preferred Securities (amortized cost
  $319,163,818 and $320,338,643)                                                             $323,519,767              $325,175,799
                                                                                             ============              ============


                                                                                               FAIR VALUE                FAIR VALUE
                                                                                               ----------                ----------
INTEREST RATE SWAP AGREEMENTS
Credit Suisse First Boston                                                                   $    (43,540)             $   (250,153)
                                                                                             ------------              ------------
Total Interest Rate Swap Agreements                                                          $    (43,540)             $   (250,153)
                                                                                             ============              ============

*Amounts in parenthesis indicate percentage of investments in trust-preferred securities.
(a) Private placement, illiquid securities, where amortized cost approximates fair value.

See accompanying notes to consolidated financial statements.

                              Trapeza Funding, LLC

                      Consolidated Statements of Operations

                                    Unaudited

                                                                             YEAR ENDED DECEMBER 31,
                                                                            2005                    2004
                                                                        ------------            ------------
INVESTMENT INCOME
Interest                                                                $ 23,590,716            $ 18,139,801
Equity in earnings of Trapeza Note I, LLC                                  2,875,914               2,502,231
                                                                        ------------            ------------
TOTAL INVESTMENT INCOME                                                   26,466,630              20,642,032
                                                                        ------------            ------------
EXPENSES
Interest                                                                  14,139,658               9,834,015
Collateral management fees                                                   813,323                 818,250
Amortization of deferred debt issuance costs                                 719,516                 721,298
Professional fees                                                            104,933                 126,777
Trustee fees                                                                 124,448                 126,115
Administration fee                                                            64,085                  67,452
Taxes                                                                          6,120                    (769)
Other                                                                        193,895                 251,848
                                                                        ------------            ------------
Total expenses                                                            16,165,978              11,944,986
                                                                        ------------            ------------
NET INVESTMENT INCOME                                                     10,300,652               8,697,046
                                                                        ------------            ------------

Net realized gain (loss) and unrealized appreciation (depreciation) on investment transactions:
   Net realized loss on investment transactions                                    -              (4,420,343)
   Net unrealized appreciation (depreciation) on investments in
    trust preferred securities                                              (481,207)              6,535,336
   Net unrealized appreciation on interest rate swap agreements              206,613                 147,177
                                                                        ------------            ------------
Net realized gain (loss) and unrealized appreciation
  (depreciation) on investment transactions                                 (274,594)              2,262,170
                                                                        ------------            ------------

Net income before minority interest                                       10,026,058              10,959,216
Minority interest                                                          8,137,839               8,926,324
                                                                        ------------            ------------
NET INCOME                                                              $  1,888,219            $  2,032,892
                                                                        ============            ============


See accompanying notes to consolidated financial statements.

                              Trapeza Funding, LLC

            Consolidated Statements of Changes in Members' Interests

                     Years ended December 31, 2005 and 2004

                                    Unaudited




Balance at January 1, 2004                                        $    (273,697)
   Net income                                                         2,032,892
   Distributions to members                                          (1,410,082)
                                                                  -------------
Balance at December 31, 2004                                            349,113
   Net income                                                         1,888,219
   Distributions to members                                          (1,573,761)
                                                                  -------------
Balance at December 31, 2005                                      $     663,571
                                                                  =============


See accompanying notes to consolidated financial statements.

                              Trapeza Funding, LLC

                      Consolidated Statements of Cash Flows

                                    Unaudited

                                                                              YEAR ENDED DECEMBER 31,
                                                                              2005                  2004
                                                                          ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  1,888,219           $ 2,032,892
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
   Amortization of deferred debt issuance costs                                719,516               721,298
   Accretion of discount of investments in trust preferred securities         (325,175)             (160,197)
   Minority interest                                                         8,137,839             8,926,324
   Net realized loss on investment transactions                                274,594             4,420,343
   Net unrealized (appreciation) depreciation on investments                         -            (6,682,513)
   Net change in operating assets and liabilities:
     Investment in trust preferred securities                                1,500,000                     -
     Interest receivable on trust preferred securities                        (829,660)             (401,123)
     Investment in Trapeza Note I, LLC                                      (1,341,378)           (1,059,741)
     Prepaid expenses                                                           (1,219)               46,427
     Other                                                                      10,138                96,221
     Warehouse facility payable                                                      -                     -
     Interest payable                                                          436,160               330,940
     Professional fees                                                           6,150               (13,168)
     Collateral management fees                                                   (375)               (3,422)
     Net interest payable to swap counterparty                                 (20,150)              (16,026)
     Trustee fees                                                                  (46)                  872
     Accrued expenses                                                                -               (36,250)
     Minority interest                                                      (6,723,018)           (6,054,153)
                                                                          ------------           -----------
Net cash and cash equivalents provided by operating activities               3,731,595             2,148,724
                                                                          ------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                                                 (1,591,488)                    -
Distributions to partners                                                   (1,573,761)           (1,410,082)
                                                                          ------------           -----------
Net cash and cash equivalents used in financing activities                  (3,165,249)           (1,410,082)
                                                                          ------------           -----------

Net increase in cash and cash equivalents                                      566,346               738,642
Cash and cash equivalents, beginning of year                                 3,519,814             2,781,172
                                                                          ------------           -----------
Cash and cash equivalents, end of year                                    $  4,086,160           $ 3,519,814
                                                                          ============           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                             $ 13,723,648           $ 9,509,517
                                                                          ============           ===========

See accompanying notes to consolidated financial statements.

                              Trapeza Funding, LLC

              Notes to Unaudited Consolidated Financial Statements

                                December 31, 2005




1. ORGANIZATION AND PURPOSE

Trapeza Funding, LLC ("Funding"), was organized on March 25, 2002 as a Delaware limited liability company. Funding commenced operations on June 1, 2002. Funding was organized for the purpose of being the General Partner of Trapeza Partners L.P. (the "Partnership"). Per the partnership agreement, the limited partners have no right to remove the Funding at any time. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

The Partnership was organized on May 21, 2002 as a Delaware limited partnership. The Partnership commenced operations on July 1, 2002. The Partnership was organized for the purpose of investing in membership interests and other securities to be issued by Trapeza CDO I, LLC ("Issuer I"), an affiliated collateralized debt obligation, which was formed by Funding. In addition, the Partnership also invested in Trapeza CDO II, LLC ("Issuer II"), an affiliated collateralized debt obligation, which closed on March 11, 2003. On May 15, 2003, Trapeza Note I, LLC ("Note I") was formed to issue Class BB fixed rate notes and purchase 100% of the members' interests of Issuer II. In addition, the Partnership's investment in Issuer II was transferred to Note I at this time. The Partnership has an 11-year term, which Funding may extend on a year-to-year basis.

All material intercompany transactions have been eliminated. Minority interest reflects the 99.99% of partners' interest of the limited partners of the Partnership. The consolidated entity is referred to as the "Company."

Funding and the Collateral Manager are owned equally by Financial Stocks, Inc. ("FSI") and Resource Financial Fund Management, Inc., a wholly owned subsidiary of Resource America, Inc. ("REXI") (collectively, the "Owners"). FSI is a Registered Investment Adviser under the Investment Advisers Act of 1940. REXI, a publicly traded company, is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for their own account and for outside investors in the financial fund management, real estate and equipment leasing sectors. The Owners and certain officers and directors of the Owners hold partnership interests of approximately 17% of the Partnership. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

Issuer I and II's objective is to purchase, acquire, own, hold, sell, endorse, transfer, assign, pledge, finance, refinance, exchange, restructure, workout, advance and collect funds pursuant to and otherwise deal with and exercise rights of ownership with respect to the collateral of Issuer I and Issuer II, including other securities or equity interests

                              Trapeza Funding, LLC
owned from time to time by Issuer I and Issuer II, all in accordance with the terms of the indentures.

Trapeza Capital Management, LLC (the "Collateral Manager"), a Delaware limited liability company, is responsible for supervising and directing the investment of the collateral of Issuer I and Issuer II. Issuer I and Issuer II are charged a collateral management fee by the Collateral Manager, who is affiliated with Funding through common ownership.

The business and affairs of Funding are managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of Funding, to make all decisions regarding those matters and to perform any activities customary or incident to the management of Funding's business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

BASIS OF ACCOUNTING

The Company's accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

CASH AND CASH EQUIVALENTS

The Company considers all demand deposits with banks and other highly liquid investments with original maturities of three months or less to be cash equivalents.

INVESTMENT TRANSACTIONS

The Company records transactions on their trade dates. Realized gains and losses on investments are determined on the specific identification basis for financial accounting purposes. Interest is accrued as earned or incurred and includes the amortization/accretion of premiums and discounts on debt securities.

                              Trapeza Funding, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT VALUATION

Investments are carried at fair value. Securities for which market quotations are not readily available are valued by procedures adopted by Funding. In valuing investments in which market quotations are not readily available, Funding utilizes data from a variety of different sources, taking into account the characteristics of a security, any changes in the credit quality of the securities in the portfolio, the overall movement of interest rates and other factors which, in Funding's good faith and judgment, are relevant to the value of a security. For exchange-traded securities, management will obtain current market data and quotes from independent brokers.

The Company has invested a significant portion of the portfolio in private placement, illiquid issues having no ready market. At December 31, 2005, these securities aggregate $291,038,412 and have been valued in good faith by Funding as described in the preceding paragraph. Because of the inherent uncertainty of valuation, the fair values estimated by Funding may not necessarily represent the amounts that could be realized from sales or other dispositions of investments and the differences may be material.

CREDIT RISKS AND GENERAL LIQUIDITY CONSIDERATIONS

Investments in trust preferred securities are subject to credit, interest rate and liquidity risks. Adverse changes in the financial condition of an issuer of trust preferred securities or in general economic conditions or both may impair the ability of the issuer to make payments of principal and interest. Adverse changes in the financial condition of an issuer may affect the liquidity of the market for an issuer's securities and may reduce the market price of such securities. In addition, changes in general economic and regulatory conditions may affect the liquidity of the market for trust preferred securities in general and may reduce the values of some or all of the securities.

ALLOCATION OF PROFITS AND LOSSES

The Company allocates profits to the members in proportion to their respective capital account balances until the cumulative profits for this current period and all prior fiscal years are equal to the cumulative losses allocated; thereafter, among the members in

                              Trapeza Funding, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOCATION OF PROFITS AND LOSSES (CONTINUED)

proportion to their respective units. Losses shall be allocated to the members in proportion to their respective capital account balances.

Funding's investment in the Partnership is accounted for based on its pro-rata share of its investment in the Partnership. Profits and losses from non-portfolio income are allocated to all members in proportion to their allocable shares. Twenty percent (20%) of the cumulative net profits from portfolio investments are allocated to Funding.

Non-portfolio income of the Partnership, consisting primarily of income earned on short-term investments, is allocated to all limited partners of the Partnership in proportion to their respective capital account balances prior to the allocation of any other item.

Portfolio income of the Partnership, consisting primarily of interest income and profits and losses from the sale of such investments, is allocated to all partners of the Partnership in proportion to their respective contributed capital of the Partnership in relation to total contributed capital, but 20% of the cumulative net profits otherwise allocable to all partners of the Partnership will be allocated to Funding, defined as the incentive allocation. For the years ended December 31, 2005 and 2004, Funding received an incentive allocation of $1,616,558 and $1,735,478, respectively.

TAXATION

The Company is treated as a partnership for Federal income tax purposes and, therefore, no provision for federal income tax is recorded.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

                              Trapeza Funding, LLC

3. CONTRIBUTIONS, WITHDRAWALS AND DISTRIBUTIONS

As of December 31, 2005, the Company has 300 membership units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds.

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. For the years ended December 31, 2005 and 2004, the Company made distributions of $1,573,761 and $1,410,082, respectively, to the members.


In accordance with the partnership agreement, each partner has contributed a specified amount of capital which is set forth in the partnership agreement. No limited partner is required to contribute any capital in excess of its commitment. As of August 13, 2003, all commitments of the Partnership were fully funded.

A limited partner will not have the right to redeem its interest in the Partnership. Funding, in its sole discretion, may redeem all or part of the partnership interest of any limited partner, for an amount equal to the capital account of the partnership interest being redeemed, if the limited partner consents to such redemption and all redemptions in any year do not exceed five percent of the aggregate allocable percentage of all limited partners.

Funding will cause the Partnership to distribute the lesser of (i) ninety percent (90%) of cash available from profits and (ii) all cash then available to the partnership less any reserves for partnership expenses or liabilities. All other distributions will be at the discretion of Funding. Funding will determine at its sole discretion the source of funds for all distributions. For the years ended December 31, 2005 and 2004, the Partnership made distributions of $6,435,312 and $5,793,210, respectively, to the partners.

4. ISSUER I

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs of $8,143,889 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is period ending with the distribution date occurring in November 2012, as defined in the indenture. Amortization of deferred debt issuance costs commenced on November 19, 2002.

                              Trapeza Funding, LLC

4. ISSUER I (CONTINUED)

COLLATERAL MANAGEMENT AND TRUSTEE FEES

Pursuant to a collateral management agreement, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For the years ended December 31, 2005 and 2004, total collateral management fees were $813,323 and $818,250, respectively, and are reflected on the consolidated statements of operations.

Pursuant to a trustee agreement, the trustee is entitled to a semiannual fee, on each distribution date, equal to 0.026% per annum of the sum of the aggregate principal amount of the investments plus cash and cash equivalents at the beginning of the period relating to such distribution dates, an annual fee of $13,000, and reimbursement of out of pocket expenses. For the years ended December 31, 2005 and 2004, total trustee fees were $102,656 and $104,453, respectively, and are included in total trustee fees reflected on the consolidated statements of operations.

On November 19, 2002, Issuer I issued notes (the "Notes") at their respective principal values, which are secured by Issuer I's investments and are non-recourse to the Company.

                              Trapeza Funding, LLC

4. ISSUER I (CONTINUED)

NOTES PAYABLE

At December 31, 2005 and 2004, Notes outstanding consisted of the following:

                          2005              2004
                       PRINCIPAL          PRINCIPAL            INTEREST RATE             STATED MATURITY
                     ---------------   ----------------    -----------------------    ----------------------
Class A-1 Notes       $160,129,324      $161,464,034       For the period to but      November 30, 2032
                                                           the distribution date
                                                             in November 2012,
                                                           Libor + 0.78%; at all
                                                             times thereafter,
                                                               Libor + 1.28%

Class A-2 Notes       $ 19,830,257      $ 19,995,546       For the period to but      November 30, 2032
                                                               excluding the
                                                            distribution date in
                                                               November 2012,
                                                            4.974%; at all times
                                                             thereafter, 5.474%

Class B-1 Notes       $ 54,600,000      $ 54,600,000         See Class B-1 note       November 30, 2032

Class B-2 Notes       $  2,000,000      $  2,000,000            Libor + 1.20%         November 30, 2032

Class B-3 Notes       $ 16,000,000      $ 16,000,000               5.932%             November 30, 2032

Class C-1 Notes       $ 29,600,000      $ 29,600,000           Libor + 1.80%          November 30, 2032

Class C-2 Notes       $ 10,000,000      $ 10,000,000               6.482%             November 30, 2032

Class D Notes         $ 16,408,511      $ 16,500,000           Libor + 2.65%          November 30, 2032

                              Trapeza Funding, LLC

4. ISSUER I (CONTINUED)

NOTES PAYABLE (CONTINUED)

Pursuant to the terms of the Class B agency agreement, the holders of the Class B Notes will be entitled to receive interest, certain third parties will be entitled to receive compensation, at an aggregate, floating rate per annum not to exceed Libor plus 1.05% in the aggregate after taking into consideration the effect of a basis swap to be entered into in connection with the Class B Notes.

Holders of the Notes are to receive semiannual interest payments on May 30 and November 30, commencing in May 2003 (the "Initial Payment Date"). The order of payment will be first to Class A (includes Class A-1 and Class A-2), second, Class B, third, Class C and fourth to Class D, with each Class of Notes being senior to each of the other classes of Notes. No payments of interest on any class of Notes will be made until all accrued and unpaid interest on the Notes of each class that is senior to a class and that remain outstanding has been paid in full. No payment of principal of any class of Notes will be made until the principal of, and all accrued and unpaid interest, the Notes of each class that is senior to such class and that remain outstanding have been paid in full.

In the event that the coverage tests, as defined in the indenture, are not satisfied as of any distribution date, each class of Notes may be redeemed in the manner specified in the indenture.

Principal payments will be made in the following manner. First, payment of principal of the Class A Notes (includes Class A-1 and Class A-2) until the Class A Notes has been paid in full. Next, payment of principal on the Class B Notes until the Class B Notes has been paid in full. Next, payment of principal of the Class C Notes until the Class C Notes has been paid in full. Next, payment of principal of the Class D Notes. Finally, the remainder to the members as a dividend on the members' interests or as a return of capital of the members' interests as provided in Issuer I's Agreement (the "Agreement").

If on any distribution date, the amount available in the payment account from amounts received in the related due period are insufficient to make the full amount of the disbursements required by the priority of payments to different persons, the trustee will make the disbursements ratably in accordance with the indenture.

If the Notes and the members' interests have not been released prior to November 30, 2032, it is expected that the Company or the Collateral Manager, acting on behalf of Issuer I, will sell all of the investments and all eligible investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii)

                              Trapeza Funding, LLC

4. ISSUER I (CONTINUED)

NOTES PAYABLE (CONTINUED)

expenses and (iii) interest (including any defaulted interest and interest on defaulted interest, any Class C deferred interest and interest on any Class C deferred interest and any Class D deferred interest and interest on any Class D deferred interest) and principal of the Notes, will be distributed to the members in accordance with the Agreement.

ACCELERATION OF MATURITY AND REDEMPTION

The indenture provides for an acceleration of maturity or redemption of all of the senior Notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) failure of Issuer I to pay interest for a period of three business days on any Class A or B senior Notes, b) failure of Issuer I to pay principal of any senior Note when such payment becomes due and payable at its stated maturity or redemption date, c) failure of Issuer I, on any distribution date to disburse amounts available to the interest collection account or principal collection account in accordance with the order of the priority of payments set forth in the indenture, which continues for three business days, d) Issuer I or pool of collateral becomes an investment company required to be registered under the Investment Company Act, e) default in performance, or a breach, of any other covenant or other agreement of Issuer I under the indenture or any representation of warranty of Issuer I made in the indenture or in any certificate or other writing proves to be incorrect in any material respect when made, and in both clauses, the continuation of such default or breach for a period of thirty days after Issuer I or the Collateral Manager has actual knowledge that such default or breach has occurred or after written notice to Issuer I and the Collateral Manager by the trustee, or to Issuer I, the Collateral Manager and the trustee by the holders of at least 25% in aggregate outstanding principal amount of the notes of the controlling class or hedge counterparty, f) one or more final judgments being rendered against Issuer I that exceed, in the aggregate, $5,000,000, and which remain unstayed, undischarged and unsatisfied for thirty days after such judgment(s) becomes nonappealable, unless adequate funds have been reserved or set aside for the payment thereof, and g) failure, on any measurement date, to cause the Class A/B overcollateralization ratio to be equal to or greater than 100%. Each of these conditions is further described in the indenture.

5. INTEREST RATE SWAP AGREEMENTS

The Company maintains a policy of valuing its derivative instruments at fair values, with the resulting unrealized gain or loss included in the consolidated statements of operations.

                              Trapeza Funding, LLC

5. INTEREST RATE SWAP AGREEMENTS (CONTINUED)

A swap is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified amount of an underlying asset or otherwise determined notional amount.

Risks may arise as a result of the failure of the counterparty to the swap agreement. The loss incurred by the failure of a counterparty is generally limited to the net payment to be received by the Company and/or the termination value at the end of the agreement. Therefore, the Company considers the creditworthiness of each counterparty to a swap agreement in evaluating potential credit risk. Additionally, risks may arise from unanticipated movements in interest rates.

The Company records a net receivable or payable for the net income or expense expected to be received or paid in the interest period. Net amounts received or paid on swap agreements are recorded as interest income or interest expense on the consolidated statements of operations. The amount recorded as interest income on basis swap agreements for the years ended December 31, 2005 and 2004 totaled $378,528 and $302,181, respectively.

The Company entered into interest rate swap agreements with Credit Suisse First Boston ("CSFB") for the purpose of hedging interest rate and cash flow risk between the fixed-rate investments and floating-rate investments.

At December 31, 2005 and 2004, the Company had three interest rate swap agreements outstanding with CSFB, which pay on a semi-annual basis, as follows:

                                    FLOATING RATE                 RATE PAID                 DECEMBER 31
   NOTIONAL        MATURITY          RECEIVED BY                   BY THE                2005          2004
    AMOUNT           DATE            THE COMPANY                   COMPANY            FAIR VALUE    FAIR VALUE
---------------    ----------    --------------------        --------------------    -------------- ------------
  $  2,000,000     11/30/07     6 month Libor +  3.41%              6.92%              $ 47,912      $   2,217

  $ 10,000,000     11/30/07     6 month Libor +  3.37%              6.95%               226,130         (9,047)

  $ 54,600,000     11/30/12     1 month Libor + 1.015%     6 month Libor + 1.05%       (317,582)      (243,323)
                                                                                       --------      ---------
                                                                                       $(43,540)     $(250,153)
                                                                                       ========      =========

                              Trapeza Funding, LLC

6. RELATED PARTY TRANSACTIONS

The Partnership pays Funding an administration fee (payable semi-annually in advance) equal to one and one-half percent (1.5%) per annum of the aggregate capital accounts of the limited partners, which will be used to cover management fees and other ordinary and recurring administrative and related operating expenses. For the years ended December 31, 2005 and 2004, administration fees totaled $357,564 and $380,231, respectively.

In exchange for interests sold on behalf of the Partnership, Funding pays external broker-dealers an administration fee, equal to the percentage of equity raised by the broker-dealer multiplied by one-third of the total administration fee being charged by Funding to the Partnership. For the years ended December 31, 2005 and 2004, total administration fee expense equaled $64,085 and $67,452, respectively.

                                                                     Schedule b)




    TRAPEZA FUNDING, LLC

    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Years ended December 31, 2004 and 2003

                              Trapeza Funding, LLC

                        Consolidated Financial Statements

                     Years ended December 31, 2004 and 2003

                                    Unaudited






                                    CONTENTS


Consolidated Statements of Financial Condition................................3
Consolidated Schedule of Investments..........................................4
Consolidated Statements of Operations.........................................6
Consolidated Statements of Changes in Members' Interests......................7
Consolidated Statements of Cash Flows.........................................8
Notes to Consolidated Financial Statements....................................9

                              Trapeza Funding, LLC

                 Consolidated Statements of Financial Condition

                                    Unaudited

                                                                                 DECEMBER 31
                                                                           2004                 2003
                                                                       -------------        -------------
ASSETS
Investments in trust preferred securities, at fair value
  (amortized cost $320,338,643 and $324,598,789)                       $ 325,175,799        $ 322,900,609
Cash and cash equivalents                                                  3,519,814            2,781,172
Deferred debt issuance costs (net of accumulated amortization of
  $1,498,584 and $777,286)                                                 6,645,305            7,366,603
Interest receivable on trust preferred securities                          3,199,650            2,798,527
Investment in Trapeza Note I, LLC                                          7,551,747            6,492,006
Prepaid expenses                                                               3,691               50,118
Other                                                                         11,386              107,607
                                                                       -------------        -------------
Total Assets                                                           $ 346,107,392        $ 342,496,642
                                                                       =============        =============

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
   Class A-1 Notes                                                     $ 161,464,034        $ 161,464,034
   Class A-2 Notes                                                        19,995,546           19,995,546
   Class B-1 Notes                                                        54,600,000           54,600,000
   Class B-2 Notes                                                         2,000,000            2,000,000
   Class B-3 Notes                                                        16,000,000           16,000,000
   Class C-1 Notes                                                        29,600,000           29,600,000
   Class C-2 Notes                                                        10,000,000           10,000,000
   Class D Notes                                                          16,500,000           16,500,000
   Interest payable                                                        1,057,666              726,726
   Unrealized depreciation on swap agreements                                250,153              397,330
   Professional fees                                                          89,196              102,364
   Collateral management fees                                                 81,370               84,792
   Net interest payable to swap counterparty                                   9,696               25,722
   Trustee fees                                                               11,592               10,720
   Accrued expenses                                                           41,250               77,500
                                                                       -------------        -------------
Total Liabilities                                                        311,700,503          311,584,734
                                                                       -------------        -------------

Minority interest                                                         34,057,776           31,185,605

Members' Interests (Deficit)                                                 349,113             (273,697)
                                                                       -------------        -------------

Total Liabilities and Members' Interests                               $ 346,107,392        $ 342,496,642
                                                                       =============        =============


See accompanying notes to consolidated financial statements.

                              Trapeza Funding, LLC.

                      Consolidated Schedule of Investments

                                    Unaudited

                                                                                 PRINCIPAL                  PRINCIPAL
                                                                                   AMOUNT     2004 FAIR      AMOUNT     2003 FAIR
                                                                                   (000)        VALUE         (000)       VALUE
                                                                                ----------    ---------     ---------   ---------
INVESTMENTS IN TRUST PREFERRED SECURITIES - (100%) *
BANKS (81.89% AND 81.80%)*
1st Source Capital Trust III, 6.95%, due 11/14/2032 (a)                           $ 10,000   $ 9,934,261     $ 10,000  $ 9,933,519
Access National Capital Trust I, 3 month libor + 4.125%, due 7/29/2032 (a)           4,000     3,981,089        4,000    3,980,557
Ambank Capital Trust I, 3 month libor + 3.625%, due 7/30/2032 (a)                    8,000     7,940,849        8,000    7,939,948
Bank of Kentucky Capital Trust I, 3 month libor + 3.35%, due 11/14/2032 (a)         11,000    11,001,249       11,000   11,001,271
Banponce Trust I, 8.327%, due 2/1/2027                                               1,200     1,359,300        1,200    1,257,000
CIB Marine Statutory Trust V, 3 month libor + 3.40%, due 9/27/2032                       -             -       11,000    6,600,000
Colonial Capital II, 8.92%, due 1/15/2027                                            5,000     5,540,630        5,000    5,225,001
Community Bancshares Capital Trust III, 6 month libor + 3.625%, due 7/30/2032 (a)    5,000     4,854,533        5,000    4,852,324
Community Capital Trust I, 9.75%, due 1/31/2027                                      1,850     2,073,215        1,850    1,942,500
FBOP Capital Trust XII, 6 month libor + 3.625%, 7/30/2032 (a)                       11,000    11,000,000       11,000   11,000,000
FBC/SC Capital Trust I, 8.25%, due 3/15/2028                                         2,000     2,213,298        2,000    1,999,999
First Indiana Capital Trust I, 6.92%, due 10/30/2032 (a)                             2,000     1,998,330        2,000    1,998,312
First Group Capital Statutory Trust III, 3 month libor + 3.35%, due 11/15/2032 (a)  10,000    10,085,433       10,000   10,084,090
First Gothenburg Capital Trust I, 3 month libor + 3.35%, due 11/15/2032 (a)          4,000     3,942,006        4,000    3,941,032
Franklin Bank Capital Trust I, 3 month libor + 3.35%, due 11/14/2032 (a)            11,000    10,903,445       11,000   10,901,824
GB&T Bancshares Statutory Trust I, 3 month libor + 3.40%, due 10/30/2032 (a)        11,000    10,873,618       11,000   10,871,637
Hanmi Capital Trust II, 3 month libor + 2.90%, due 3/15/2034 (a)                     6,479     6,479,000           --            -
Iberiabank Statutory Trust I, 3 month libor + 3.25%, due 11/15/2032 (a)             10,000     9,885,448       10,000    9,883,488
Industry Bancshares Capital Trust I, 6 month libor + 3.625%, due 7/30/2032 (a)       5,000     4,951,510        5,000    4,950,774
Local Financial Capital Trust II, 6 month libor + 3.625%, due 7/30/2032 (a)         10,000     9,856,471       10,000    9,854,292
Main Street Banks Statutory Trust I, 3 month libor + 3.25%, due 11/15/2032 (a)       5,000     4,942,683        5,000    4,941,723
MB Financial Capital Trust I, 8.60%, due 9/30/2032 (a)                               5,000     5,000,000        5,000    5,000,000
MBNA Capital B, 3 month libor + 0.80%, due 2/1/2027                                  8,000     7,576,000        8,000    6,960,000
Merchants and Manufacturers Statutory Trust I, 3 month libor +3.35%,
  due 11/12/2032 (a)                                                                 8,000     7,922,681        8,000    7,921,379
Onbank Capital Trust I, 9.25%, due 2/1/2027                                          2,000     2,156,348        2,000    2,139,999
Pacific Mercantile Capital Trust I, 3 month libor + 3.75%, due 7/15/2032 (a)         5,000     4,976,409        5,000    4,975,779
PMB Capital Trust I, 6 month libor + 3.625%, due 8/22/2032 (a)                       5,000     4,951,519        5,000    4,950,722
Progress Capital Trust III, 3 month libor + 3.35%, due 11/15/2032 (a)                6,000     5,950,643        6,000    5,949,844
Provident Capital Trust I, 8.60%, due 12/1/2026                                      7,500     7,892,565        7,500    7,425,000
Provident Trust I, 8.29%, due 4/15/2028                                              5,500     5,707,658        5,500    5,555,001
Reliance Capital Trust I, 8.17%, due 5/1/2028                                        1,000     1,043,914        1,000    1,045,000
Riverside Bancshares Statutory Trust I, 3 month libor + 3.45%, due 10/1/2032 (a)    10,000     9,885,084       10,000    9,883,295
Riverside Gulf Coast Capital Trust I, 3 month libor + 3.25%, due 7/29/2032 (a)       5,000     4,976,350        5,000    4,975,691
Sky Financial Capital Trust I, 9.34%, due 5/1/2030                                   3,500     3,811,161        3,500    3,675,001
South Financial Capital Trust II, 6 month libor + 3.625%, due 7/30/2032 (a)         11,000    10,893,323       11,000   10,891,703
Southcoast Capital Trust II, 3 month libor + 3.35%, due 5/3/2032 (a)                 4,000     3,981,251        4,000    3,980,642
Sterling Bancshares Statutory Trust One, 3 month libor + 3.45%, due 8/30/2032 (a)   10,000     9,885,110       10,000    9,883,308
Texas Capital Bancshares Statutory Trust I, 3 month libor + 3.35%,
  due 11/19/2032 (a)                                                                10,000     9,885,448       10,000    9,883,488
UCBH Capital Trust II, 3 month libor + 3.45%, due 11/7/2032 (a)                     11,000    11,000,000       11,000   11,000,000
Umpqua Statutory Trust II, 3 month libor + 3.35%, due 10/17/2032 (a)                11,000    10,860,947       11,000   10,858,759
Union State Capital Trust I, 9.58%, due 2/1/2027                                     1,000     1,135,699        1,000    1,057,501
VCBI Capital Trust II, 6 month libor + 3.30%, due 11/15/2032 (a)                     3,000     2,970,994        3,000    2,970,510
                                                                                             -----------               -----------
Total Banks (amortized cost $261,557,502 and $265,830,038)                                   266,279,472               264,141,913
                                                                                             -----------               -----------

                              Trapeza Funding, LLC

                                    Unaudited

                                                                                 PRINCIPAL                  PRINCIPAL
                                                                                   AMOUNT     2004 FAIR      AMOUNT     2003 FAIR
                                                                                   (000)        VALUE         (000)       VALUE
                                                                                ----------    ---------     ---------   ---------
INVESTMENTS IN TRUST PREFERRED SECURITIES - (100%) * (CONTINUED)
THRIFTS (18.11% AND 18.20%)
BBC Capital Trust VI, 3 month libor + 3.35%, due 9/27/2032 (a)                      10,000     9,918,143       10,000    9,916,857
BankUnited Statutory Trust IV, 3 month libor + 3.40%, due 11/15/2032 (a)            11,000    10,873,881       11,000   10,871,777
Beal Financial Trust I, 6 month libor + 3.625%, due 7/30/2032 (a)                   11,000    10,893,323       11,000   10,891,703
First Keystone Capital Trust I, 9.70%, due 8/15/2027                                 1,500     1,657,500        1,500    1,590,000
HFC Capital Trust IV, 6 month libor + 3.35%, due 11/15/2032 (a)                      8,450     8,267,902        8,450    8,264,959
ITLA Capital Statutory Trust III, 6 month libor + 3.40%, due 10/30/2032 (a)         11,000    10,903,262       11,000   10,901,726
Matrix Bancorp Capital Trust V, 6 month libor + 3.625%, due 7/25/2032 (a)            5,000     4,957,316        5,000    4,956,674
WSFS Capital Trust I, 3 month libor + 2.50%, due 12/01/2028                          1,500     1,425,000        1,500    1,365,000
                                                                                            ------------              ------------
Total Thrifts (amortized cost $58,781,141 and $58,768,751)                                    58,896,327                58,758,696
                                                                                            ------------              ------------
Total Investments in Trust Preferred Securities (amortized cost $320,338,643 and
  $324,598,789)                                                                             $325,175,799              $322,900,609
                                                                                            ============              ============


                                                                                             FAIR VALUE                FAIR VALUE
                                                                                             ----------                ----------
INTEREST RATE SWAP AGREEMENTS
Credit Suisse First Boston                                                                  $   (250,153)             $   (397,330)
                                                                                            ------------              ------------
Total Interest Rate Swap Agreements                                                         $   (250,153)             $   (397,330)
                                                                                            ============              ============

*Amounts in parenthesis indicate percentage of investments in trust-preferred securities.
(a) Private placement, illiquid securities, where amortized cost approximates fair value.


See accompanying notes to consolidated financial statements.

                              Trapeza Funding, LLC

                      Consolidated Statements of Operations

                                    Unaudited

                                                                             YEAR ENDED DECEMBER 31,
                                                                            2004                    2003
                                                                        ------------            ------------
INVESTMENT INCOME
Interest                                                                $ 18,139,801            $ 18,530,122
Equity in earnings of Trapeza CDO II, LLC                                          -                  49,006
Equity in earnings of Trapeza Note I, LLC                                  2,502,231                 740,500
                                                                        ------------            ------------
TOTAL INVESTMENT INCOME                                                   20,642,032              19,319,628
                                                                        ------------            ------------

EXPENSES
Interest                                                                   9,834,015               9,536,526
Collateral management fees                                                   818,250                 829,243
Amortization of deferred debt issuance costs                                 721,298                 697,624
Professional fees                                                            126,777                 117,612
Trustee fees                                                                 126,115                 107,374
Administration fee                                                            67,452                  73,382
Taxes                                                                           (769)                 17,447
Other                                                                        251,848                 296,187
                                                                        ------------            ------------
Total expenses                                                            11,944,986              11,675,395
                                                                        ------------            ------------
NET INVESTMENT INCOME                                                      8,697,046               7,644,233
                                                                        ------------            ------------

Net realized gain (loss) and unrealized appreciation (depreciation) on investment transactions:
   Net realized loss on investment transactions                           (4,420,343)                      -
   Net unrealized appreciation (depreciation) on investments in
    trust preferred securities                                             6,535,336              (2,007,168)
   Net unrealized appreciation on interest rate swap agreements              147,177                 120,710
                                                                        ------------            ------------
Net realized gain (loss) and unrealized appreciation
  (depreciation) on investment transactions                                2,262,170              (1,886,458)
                                                                        ------------            ------------

Net income before minority interest                                       10,959,216               5,757,775
Minority interest                                                          8,926,324               4,658,767
                                                                        ------------            ------------
NET INCOME                                                              $  2,032,892            $  1,099,008
                                                                        ============            ============

See accompanying notes to consolidated financial statements.

                              Trapeza Funding, LLC

            Consolidated Statements of Changes in Members' Interests

                     Years ended December 31, 2004 and 2003

                                    Unaudited



Balance at January 1, 2003                                $    722,749
   Net income                                                1,099,008
   Distribution to members                                  (2,095,454)
                                                          ------------
Balance at December 31, 2003                              $   (273,697)
   Net income                                                2,032,892
   Distribution to members                                  (1,410,082)
                                                          ------------
Balance at December 31, 2004                              $    349,113
                                                          ============


See accompanying notes to consolidated financial statements.

                              Trapeza Funding, LLC

                      Consolidated Statements of Cash Flows

                                    Unaudited

                                                                              YEAR ENDED DECEMBER 31,
                                                                              2004                 2003
                                                                           -----------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $ 2,032,892         $   1,099,008
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
   Amortization of deferred debt issuance costs                                721,298               697,624
   Accretion of discount of investments in trust preferred securities         (160,197)             (154,288)
   Minority interest                                                         2,872,171            (1,882,027)
   Net realized loss on investment transactions                              4,420,343                     -
   Net unrealized (appreciation) depreciation on investments                (6,682,513)            1,886,458
   Net change in operating assets and liabilities:
     Investment in trust preferred securities                                        -           113,124,124
     Interest receivable on trust preferred securities                        (401,123)            2,581,794
     Investment in Trapeza Note I, LLC                                      (1,059,741)           (6,492,006)
     Prepaid expenses                                                           46,427                52,240
     Other                                                                      96,221                19,212
     Warehouse facility payable                                                      -          (113,397,528)
     Interest payable                                                          330,940              (536,160)
     Professional fees                                                         (13,168)              (82,739)
     Collateral management fees                                                 (3,422)               (4,975)
     Net interest payable to swap counterparty                                 (16,026)              (33,556)
     Trustee fees                                                                  872                   (52)
     Accrued expenses                                                          (36,250)              (17,284)
                                                                           -----------         -------------
Net cash and cash equivalents provided by (used in) operating
  activities                                                                 2,148,724            (3,140,155)
                                                                           -----------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                                                          -               (40,420)
Distributions to partners                                                   (1,410,082)           (2,095,454)
                                                                           -----------         -------------
Net cash and cash equivalents used in financing activities                  (1,410,082)           (2,135,874)
                                                                           -----------         -------------

Net increase (decrease) in cash and cash equivalents                           738,642            (5,276,029)
Cash, beginning of year                                                      2,781,172             8,057,201
                                                                           -----------         -------------
Cash, end of year                                                          $ 3,519,814         $   2,781,172
                                                                           ===========         =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                              $ 9,509,517         $  10,106,241
                                                                           ===========         =============


See accompanying notes to consolidated financial statements.

                              Trapeza Funding, LLC

              Notes to Consolidated Unaudited Financial Statements

                                December 31, 2004

1. ORGANIZATION AND PURPOSE

Trapeza Funding, LLC ("Funding"), was organized on March 25, 2002 as a Delaware limited liability company. Funding commenced operations on June 1, 2002. Funding was organized for the purpose of being the General Partner of Trapeza Partners L.P. (the "Partnership"). Per the partnership agreement, the limited partners have no right to remove the Funding at any time. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

The Partnership was organized on May 21, 2002 as a Delaware limited partnership. The Partnership commenced operations on July 1, 2002. The Partnership was organized for the purpose of investing in membership interests and other securities to be issued by Trapeza CDO I, LLC ("Issuer I"), an affiliated collateralized debt obligation, which was formed by Funding. In addition, the Partnership also invested in Trapeza CDO II, LLC ("Issuer II"), an affiliated collateralized debt obligation, which closed on March 11, 2003. On May 15, 2003, Trapeza Note I, LLC ("Note I") was formed to issue Class BB fixed rate notes and purchase 100% of the members' interests of Issuer II. In addition, the Partnership's investment in Issuer II was transferred to Note I at this time. The Partnership has an 11-year term, which Funding may extend on a year-to-year basis.

All material intercompany transactions have been eliminated. Minority interest reflects the 99.99% of partners' interest of the limited partners of the Partnership. The consolidated entity is referred to as the "Company."

Funding and the Collateral Manager are owned equally by Financial Stocks, Inc. ("FSI") and Resource Financial Fund Management, Inc., a wholly owned subsidiary of Resource America, Inc. ("REXI") (collectively, the "Owners"). FSI is a Registered Investment Adviser under the Investment Advisers Act of 1940. REXI is a publicly traded company operating in energy, real estate and financial services sectors. The Owners and certain officers and directors of the Owners hold partnership interests of approximately 17% of the Partnership. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

Issuer I and II's objective is to purchase, acquire, own, hold, sell, endorse, transfer, assign, pledge, finance, refinance, exchange, restructure, workout, advance and collect funds pursuant to and otherwise deal with and exercise rights of ownership with respect to the collateral of Issuer I and Issuer II, including other securities or equity interests owned from time to time by Issuer I and Issuer II, all in accordance with the terms of the indentures.

                              Trapeza Funding, LLC

1. ORGANIZATION AND PURPOSE (CONTINUED)

Trapeza Capital Management, LLC (the "Collateral Manager"), a Delaware limited liability company, is responsible for supervising and directing the investment of the collateral of Issuer I and Issuer II. Issuer I and Issuer II are charged a collateral management fee by the Collateral Manager, who is affiliated with Funding through common ownership.

The business and affairs of Funding are managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of Funding, to make all decisions regarding those matters and to perform any activities customary or incident to the management of Funding's business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

BASIS OF ACCOUNTING

The Company's accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

CASH AND CASH EQUIVALENTS

The Company considers all demand deposits with banks and other highly liquid investments with original maturities of three months or less to be cash equivalents.

INVESTMENT TRANSACTIONS

The Company records transactions on their trade dates. Realized gains and losses on investments are determined on the specific identification basis for financial accounting purposes. Interest is accrued as earned or incurred and includes the amortization/accretion of premiums and discounts on debt securities.

                              Trapeza Funding, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT VALUATION

Investments are carried at market or fair value. Securities for which market quotations are not readily available are valued by procedures adopted by Funding. In valuing investments in which market quotations are not readily available, Funding utilizes data from a variety of different sources, taking into account the characteristics of a security, any changes in the credit quality of the securities in the portfolio, the overall movement of interest rates and other factors which, in Funding's good faith and judgment, are relevant to the value of a security. For exchange-traded securities, management will obtain current market data and quotes from independent brokers.

The Company has invested a significant portion of the portfolio in private placement, illiquid issues having no ready market. At December 31, 2004, these securities aggregate $281,583,511 and have been valued in good faith by Funding as described in the preceding paragraph. Because of the inherent uncertainty of valuation, the fair values estimated by Funding may not necessarily represent the amounts that could be realized from sales or other dispositions of investments and the differences may be material.

CREDIT RISKS AND GENERAL LIQUIDITY CONSIDERATIONS

Investments in trust preferred securities are subject to credit, interest rate and liquidity risks. Adverse changes in the financial condition of an issuer of trust preferred securities or in general economic conditions or both may impair the ability of the issuer to make payments of principal and interest. Adverse changes in the financial condition of an issuer may affect the liquidity of the market for an issuer's securities and may reduce the market price of such securities. In addition, changes in general economic and regulatory conditions may affect the liquidity of the market for trust preferred securities in general and may reduce the values of some or all of the securities.

OFFERING COSTS

During 2003, the Partnership incurred offering costs related to the closing of Issuer II of $60,173. All costs were charged directly to the partners' capital and member's accounts, respectively.

ALLOCATION OF PROFITS AND LOSSES

The Company allocates profits to the members in proportion to their respective capital account balances until the cumulative profits for this current period and all prior fiscal years are equal to the cumulative losses allocated; thereafter, among the members in

                              Trapeza Funding, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOCATION OF PROFITS AND LOSSES (CONTINUED)

proportion to their respective units. Losses shall be allocated to the members in proportion to their respective capital account balances.

Funding's investment in the Partnership is accounted for based on its pro-rata share of its investment in the Partnership. Profits and losses from non-portfolio income are allocated to all members in proportion to their allocable shares. Twenty percent (20%) of the cumulative net profits from portfolio investments are allocated to Funding.

Non-portfolio income of the Partnership, consisting primarily of income earned on short-term investments, is allocated to all limited partners of the Partnership in proportion to their respective capital account balances prior to the allocation of any other item.

Portfolio income of the Partnership, consisting primarily of interest income and profits and losses from the sale of such investments, is allocated to all partners of the Partnership in proportion to their respective contributed capital of the Partnership in relation to total contributed capital, but 20% of the cumulative net profits otherwise allocable to all partners of the Partnership will be allocated to Funding, defined as the incentive allocation. For the years ended December 31, 2004 and 2003, Funding received an incentive allocation of $1,735,478 and $889,939, respectively.

TAXATION

The Company is treated as a partnership for Federal income tax purposes and, therefore, no provision for federal income tax is recorded.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

                              Trapeza Funding, LLC

3. CONTRIBUTIONS, WITHDRAWALS AND DISTRIBUTIONS

As of December 31, 2003, the Company has 300 membership units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds. For the years ended December 31, 2004 and 2003, the Company received no contributions from the members.

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. For the years ended December 31, 2004 and 2003, the Company made distributions of $1,410,082 and $2,095,454, respectively, to the members.

In accordance with the partnership agreement, each partner has contributed a specified amount of capital which is set forth in the partnership agreement. No limited partner is required to contribute any capital in excess of its commitment. As of August 13, 2003, all commitments of the Partnership were fully funded.

A limited partner will not have the right to redeem its interest in the Partnership. Funding, in its sole discretion, may redeem all or part of the partnership interest of any limited partner, for an amount equal to the capital account of the partnership interest being redeemed, if the limited partner consents to such redemption and all redemptions in any year do not exceed five percent of the aggregate allocable percentage of all limited partners.

Funding will cause the Partnership to distribute the lesser of (i) ninety percent (90%) of cash available from profits and (ii) all cash then available to the partnership less any reserves for partnership expenses or liabilities. All other distributions will be at the discretion of Funding. Funding will determine at its sole discretion the source of funds for all distributions. For the years ended December 31, 2004 and 2003, the Partnership made distributions of $5,793,210 and $6,098,125, respectively, to the partners.

4. ISSUER I

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs of $8,143,889 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is period ending with the distribution date occurring in November 2012, as defined in the indenture. Amortization of deferred debt issuance costs commenced on November 19, 2002.

                              Trapeza Funding, LLC

4. ISSUER I (CONTINUED)

COLLATERAL MANAGEMENT AND TRUSTEE FEES

Pursuant to a collateral management agreement, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For the years ended December 31, 2004 and 2003, total collateral management fees were $818,250 and $829,243, respectively, and are reflected on the consolidated statements of operations.

Pursuant to a trustee agreement, the trustee is entitled to a semiannual fee, on each distribution date, equal to 0.026% per annum of the sum of the aggregate principal amount of the investments plus cash and cash equivalents at the beginning of the period relating to such distribution dates, an annual fee of $13,000, and reimbursement of out of pocket expenses. For the years ended December 31, 2004 and 2003, total trustee fees were $104,453 and $104,912, respectively, and are included in total trustee fees reflected on the consolidated statements of operations.

                              Trapeza Funding, LLC

4. ISSUER I (CONTINUED)

NOTES PAYABLE

On November 19, 2002, Issuer I issued notes (the "Notes") at their respective principal values, which are secured by Issuer I's investments and are non-recourse to the Company.

At December 31, 2004 and 2003, Notes outstanding consisted of the following:

                          2004              2003
                       PRINCIPAL          PRINCIPAL            INTEREST RATE             STATED MATURITY
                     ---------------    --------------     -----------------------    ----------------------
Class A-1 Notes       $161,464,034      $161,464,034       For the period to but      November 30, 2032
                                                           the distribution date
                                                              in November 2012,
                                                           Libor + 0.78%; at all
                                                             times thereafter,
                                                                Libor + 1.28%

Class A-2 Notes       $ 19,995,546      $ 19,995,546       For the period to but      November 30, 2032
                                                               excluding the
                                                           distribution date in
                                                              November 2012,
                                                           4.974%; at all times
                                                            thereafter, 5.474%

Class B-1 Notes       $ 54,600,000      $ 54,600,000         See Class B-1 note       November 30, 2032

Class B-2 Notes       $  2,000,000      $  2,000,000           Libor + 1.20%          November 30, 2032

Class B-3 Notes       $ 16,000,000      $ 16,000,000                5.932%            November 30, 2032

Class C-1 Notes       $ 29,600,000      $ 29,600,000            Libor + 1.80%         November 30, 2032

Class C-2 Notes       $ 10,000,000      $ 10,000,000                6.482%            November 30, 2032

Class D Notes         $ 16,500,000      $ 16,500,000            Libor + 2.65%         November 30, 2032

                              Trapeza Funding, LLC

4. ISSUER I (CONTINUED)

NOTES PAYABLE (CONTINUED)

Pursuant to the terms of the Class B agency agreement, the holders of the Class B Notes will be entitled to receive interest, certain third parties will be entitled to receive compensation, at an aggregate, floating rate per annum not to exceed Libor plus 1.05% in the aggregate after taking into consideration the effect of a basis swap to be entered into in connection with the Class B Notes.

Holders of the Notes are to receive semiannual interest payments on May 30 and November 30, commencing in May 2003 (the "Initial Payment Date"). The order of payment will be first to Class A (includes Class A-1 and Class A-2), second, Class B, third, Class C and fourth to Class D, with each Class of Notes being senior to each of the other classes of Notes. No payments of interest on any class of Notes will be made until all accrued and unpaid interest on the Notes of each class that is senior to a class and that remain outstanding has been paid in full. No payment of principal of any class of Notes will be made until the principal of, and all accrued and unpaid interest, the Notes of each class that is senior to such class and that remain outstanding have been paid in full.

In the event that the coverage tests, as defined in the indenture, are not satisfied as of any distribution date, each class of Notes may be redeemed in the manner specified in the indenture.

Principal payments will be made in the following manner. First, payment of principal of the Class A Notes (includes Class A-1 and Class A-2) until the Class A Notes has been paid in full. Next, payment of principal on the Class B Notes until the Class B Notes has been paid in full. Next, payment of principal of the Class C Notes until the Class C Notes has been paid in full. Next, payment of principal of the Class D Notes. Finally, the remainder to the members as a dividend on the members' interests or as a return of capital of the members' interests as provided in Issuer I's Agreement (the "Agreement").

If on any distribution date, the amount available in the payment account from amounts received in the related due period are insufficient to make the full amount of the disbursements required by the priority of payments to different persons, the trustee will make the disbursements ratably in accordance with the indenture.

If the Notes and the members' interests have not been released prior to November 30, 2032, it is expected that the Company or the Collateral Manager, acting on behalf of Issuer I, will sell all of the investments and all eligible investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii)

                              Trapeza Funding, LLC

4. ISSUER I (CONTINUED)

NOTES PAYABLE (CONTINUED)

expenses and (iii) interest (including any defaulted interest and interest on defaulted interest, any Class C deferred interest and interest on any Class C deferred interest and any Class D deferred interest and interest on any Class D deferred interest) and principal of the Notes, will be distributed to the members in accordance with the Agreement.

ACCELERATION OF MATURITY AND REDEMPTION

The indenture provides for an acceleration of maturity or redemption of all of the senior Notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) failure of Issuer I to pay interest for a period of three business days on any Class A or B senior Notes, b) failure of Issuer I to pay principal of any senior Note when such payment becomes due and payable at its stated maturity or redemption date, c) failure of Issuer I, on any distribution date to disburse amounts available to the interest collection account or principal collection account in accordance with the order of the priority of payments set forth in the indenture, which continues for three business days, d) Issuer I or pool of collateral becomes an investment company required to be registered under the Investment Company Act, e) default in performance, or a breach, of any other covenant or other agreement of Issuer I under the indenture or any representation of warranty of Issuer I made in the indenture or in any certificate or other writing proves to be incorrect in any material respect when made, and in both clauses, the continuation of such default or breach for a period of thirty days after Issuer I or the Collateral Manager has actual knowledge that such default or breach has occurred or after written notice to Issuer I and the Collateral Manager by the trustee, or to Issuer I, the Collateral Manager and the trustee by the holders of at least 25% in aggregate outstanding principal amount of the notes of the controlling class or hedge counterparty, f) one or more final judgments being rendered against Issuer I that exceed, in the aggregate, $5,000,000, and which remain unstayed, undischarged and unsatisfied for thirty days after such judgment(s) becomes nonappealable, unless adequate funds have been reserved or set aside for the payment thereof, and g) failure, on any measurement date, to cause the Class A/B overcollateralization ratio to be equal to or greater than 100%. Each of these conditions is further described in the indenture.

5.   INTEREST RATE SWAP AGREEMENTS

The Company maintains a policy of valuing its securities positions and derivative instruments at market or fair values, with the resulting unrealized gain or loss included in the consolidated statements of operations.

                              Trapeza Funding, LLC

5. INTEREST RATE SWAP AGREEMENTS (CONTINUED)

A swap is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified amount of an underlying asset or otherwise determined notional amount.

Risks may arise as a result of the failure of the counterparty to the swap agreement. The loss incurred by the failure of a counterparty is generally limited to the net payment to be received by the Company and/or the termination value at the end of the agreement. Therefore, the Company considers the creditworthiness of each counterparty to a swap agreement in evaluating potential credit risk. Additionally, risks may arise from unanticipated movements in interest rates.

The Company records a net receivable or payable for the net income or expense expected to be received or paid in the interest period. Net amounts received or paid on swap agreements are recorded as interest income or interest expense on the consolidated statements of operations. The amount recorded as interest income on basis swap agreements for the years ended December 31, 2004 and 2003 totaled $302,181 and $342,105, respectively.

The Company entered into interest rate swap agreements with Credit Suisse First Boston ("CSFB") for the purpose of hedging interest rate and cash flow risk between the fixed-rate investments and floating-rate investments.

At December 31, 2004 and 2003, the Company had three interest rate swap agreements outstanding with CSFB, which pay on a semi-annual basis, as follows:

                                    FLOATING RATE            RATE PAID                  DECEMBER 31
   NOTIONAL        MATURITY          RECEIVED BY               BY THE                2004          2003
    AMOUNT           DATE            THE COMPANY               COMPANY            FAIR VALUE    FAIR VALUE
---------------    ----------    --------------------    --------------------    -------------- ------------
     2,000,000     11/30/07     6 month Libor +  3.41%         6.92%               $  2,217      $(24,140)

    10,000,000     11/30/07     6 month Libor +  3.37%         6.95%                 (9,047)     (147,597)

    54,600,000     11/30/12     1 month Libor + 1.015%   6 month Libor + 1.05%     (243,323)     (225,593)
                                                                                  ---------     ---------
                                                                                  $(250,153)    $(397,330)
                                                                                  =========     =========

                              Trapeza Funding, LLC

6. RELATED PARTY TRANSACTIONS

The Partnership pays Funding an administration fee (payable semi-annually in advance) equal to one and one-half percent (1.5%) per annum of the aggregate capital accounts of the limited partners, which will be used to cover management fees and other ordinary and recurring administrative and related operating expenses. For the years ended December 31, 2004 and 2003, administration fees totaled $380,231 and $413,657, respectively.

In exchange for interests sold on behalf of the Partnership, Funding pays external broker-dealers an administration fee, equal to the percentage of equity raised by the broker-dealer multiplied by one-third of the total administration fee being charged by Funding to the Partnership. For the years ended December 31, 2004 and 2003, total administration fee expense equaled $67,452 and $73,382, respectively.

                                                                     Schedule c)





    TRAPEZA FUNDING II, LLC

    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Years ended December 31, 2005 and 2004

                             Trapeza Funding II, LLC

                   Consolidated Unudited Financial Statements

                     Years ended December 31, 2005 and 2004

                                    Unaudited





                                    CONTENTS


Consolidated Statements of Financial Condition...............................1
Consolidated Schedules of Investments........................................2
Consolidated Statements of Operations........................................5
Consolidated Statements of Changes in Members' Interests.....................6
Consolidated Statements of Cash Flows........................................7
Notes to Consolidated Financial Statements...................................8

                             Trapeza Funding II, LLC
                 Consolidated Statements of Financial Condition
                                    Unaudited

                                                                                DECEMBER 31
                                                                        2005               2004
                                                                   --------------      --------------
ASSETS
Investments in trust preferred securities, at fair value
  (amortized cost $689,352,865 and $690,569,714)                   $  694,986,541      $  696,246,408
Cash and cash equivalents                                              19,627,097          15,255,017
Deferred debt issuance costs (net of accumulated amortization
  of $4,119,838 and $2,562,385)                                        13,874,853          15,432,306
Interest receivable on trust preferred securities                       4,189,666           3,555,918
Net interest receivable from swap counterparty                            436,729                   -
Prepaid expenses                                                           25,960              26,796
Unrealized appreciation on swap agreements                              5,865,799             972,087
                                                                   --------------      --------------
Total Assets                                                       $  739,006,645      $  731,488,532
                                                                   ==============      ==============

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
   Class A1A Notes                                                 $  238,996,446      $  240,496,445
   Class A1B Notes                                                    171,500,000         171,500,000
   Class B Notes                                                       52,000,000          52,000,000
   Class C-1 Notes                                                     74,750,000          74,750,000
   Class C-2 Notes                                                     86,050,000          86,050,000
   Class D Notes                                                       31,709,797          32,165,288
   Class E Notes                                                        4,285,713           5,142,856
   Class BB Notes                                                       6,428,571           7,857,143
   Interest payable                                                    11,232,196           7,505,789
   Professional fees                                                      158,859             174,134
   Collateral management fees                                             590,570             591,507
   Net interest payable to swap counterparty                                    -             759,841
   Trustee fees                                                            68,142              68,420
   Accrued expenses                                                       111,667             111,667
                                                                   --------------      --------------
Total Liabilities                                                     677,881,961         679,173,090
                                                                   --------------      --------------

Minority interest                                                      58,161,400          50,882,576

Members' Interests                                                      2,963,284           1,432,866
                                                                   --------------      --------------
Total Liabilities and Members' Interests                           $  739,006,645      $  731,488,532
                                                                   ==============      ==============

See accompanying notes to consolidated financial statements.

                             Trapeza Funding II, LLC

                      Consolidated Schedules of Investments

                                    Unaudited

                                                                    DECEMBER 31, 2005           DECEMBER 31, 2004
                                                                ---------------------------  -------------------------
                                                                 PRINCIPAL                   PRINCIPAL
                                                                  AMOUNT                      AMOUNT
                                                                  (000)        FAIR VALUE      (000)      FAIR VALUE
                                                                ------------ --------------  ---------  --------------
INVESTMENTS IN TRUST PREFERRED SECURITIES - (100%) *
BANKS (80.30% AND 80.14%)*
B.P.C. Corp Statutory Trust I, 3 month libor + 3.250%, due
  6/18/2033 (a)                                                  $  3,000    $ 3,000,000    $ 3,000     $ 3,000,000
Bank of Kentucky Capital Trust I, 3 month libor +3.350%, due
  11/14/2032 (a)                                                    6,000      6,000,674      6,000       6,000,685
Benjamin Franklin Capital Trust I, 6.940%, due 11/01/2032 (a)       9,000      8,930,681      9,000       8,929,802
BNC Bancorp Capital Trust I, 3 month libor + 3.250%, due
  4/15/2033 (a)                                                     5,000      4,952,173      5,000       4,951,356
Catawba Valley Capital Trust I, 3 month libor + 3.35%, due
  12/30/2032 (a)                                                    5,000      4,946,927      5,000       4,946,116
Catawba Valley Capital Trust II, 6.850%, due 12/30/2032 (a)         5,000      4,946,318      5,000       4,945,609
Cathay Capital Trust I, 3 month libor + 3.150%, due 6/30/2033 (a)   6,550      6,550,000      6,550       6,550,000
Century Bancshares Capital Trust I, 6.850%, due 1/15/2033 (a)       3,000      3,003,389      3,000       3,003,431
Colonial Capital II, 8.920%, due 1/15/2027                         10,500     11,303,996     10,500      11,635,323
Community Bankshares Capital Trust IV, 6 month libor + 3.300%,
  due 4/15/2033 (a)                                                 5,000      5,013,447      5,000       5,013,654
Corus Statutory Trust II, 3 month libor + 3.100%, due
  6/30/2033 (a)                                                     9,000      8,932,198      9,000       8,931,197
CPB Capital Trust I, 3 month libor + 3.250%, due 4/7/2033 (a)       5,000      5,000,000      5,000       5,000,000
F.N.B Statutory Trust I, 3 month libor + 3.250%, due
  3/31/2033 (a)                                                     9,000      9,000,000      9,000       9,000,000
FBOP Capital Trust XII, 6 month libor + 3.625%, due 7/30/2032 (a)   1,000      1,000,000      1,000       1,000,000
FBOP Capital Trust XV, 6 month libor + 3.625%, due 12/15/2032 (a)  14,000     14,000,000     14,000      14,000,000
FBR Capital Trust I, 3 month libor + 3.250%, due 3/30/2033 (a)     19,000     18,854,879     19,000      18,852,747
First Banks Statutory Trust I, 8.100%, due 3/20/2033 (a)           21,000     21,000,000     21,000      21,000,000
First Financial Statutory Trust II, 3 month libor + 3.100%, due
  9/30/2033 (a)                                                     9,000      9,000,000      9,000       9,000,000
First Group Capital Statutory Trust III, 3 month libor + 3.35%,
  due 11/15/2032 (a)                                                5,000      5,039,490      5,000       5,040,103
First Group Capital Statutory Trust V, 3 month libor + 3.250%,
  due 4/15/2033 (a)                                                15,000     15,095,357     15,000      15,096,875
First Indiana Capital Trust I, 6.920%, due 10/30/2032 (a)          10,000      9,991,732     10,000       9,991,629
First Mariner Capital Trust II, 3 month libor + 3.350%, due
  12/10/2032 (a)                                                    4,000      3,962,738      4,000       3,962,183
First Mutual Capital Trust II, 6.870%, due 1/15/2033 (a)            4,000      3,954,982      4,000       3,954,426
First National Bank Group Inc, 6.580%, due 4/7/2013 (a)             8,500      8,314,391      8,500       8,312,023
First South Bancorp Statutory Trust I, 3 month libor + 3.250%,
  due 6/9/2033 (a)                                                  9,000      9,000,000      9,000       9,000,000
First Southern Bancorp Statutory Trust I, 3 month libor +
  3.250%, due 2/19/2033 (a)                                        11,000     11,000,000     11,000      11,000,000
FNB Statutory Trust I, 3 month libor + 3.250%, due 3/31/2033 (a)   13,330     13,330,000     13,330      13,330,000
FNB/MT Statutory II, 3 month libor + 3.250%, due 5/30/2033 (a)      5,000      4,996,634      5,000       4,996,585
Franklin Bancorp Capital Trust I, 3 month libor + 3.250%, due
  2/25/2033 (a)                                                     7,000      6,932,138      7,000       6,931,106
GB&T Bancshares Statutory Trust I, 3 month libor + 3.400%, due
  10/30/2032 (a)                                                    4,000      4,000,000      4,000       4,000,000
Guaranty (TX) Capital Trust II, 7.940%, due 10/30/2032 (a)          3,000      3,000,487      3,000       3,000,492
Hanmi Capital Trust II, 3 month libor + 2.90%, due 3/15/2034 (a)    5,301      5,301,000      5,301       5,301,000
Hudson United Capital Trust I, 6.85%, due 3/31/2033 (a)            20,000     19,930,843     20,000      19,930,002
IBC Capital Financial II, 8.250%, due 12/31/2026 (a)                  300        300,000        300         300,000
Iberiabank Statutory Trust II, 3 month libor + 3.150%, due
  6/17/2033 (a)                                                     9,000      9,041,262      9,000       9,041,869
ITLA Capital Statutory Trust III, 6 month libor + 3.400%, due
  10/30/2032 (a)                                                    9,000      8,921,743      9,000       8,920,534
ITLA Capital Statutory Trust IV, 6 month libor + 3.400%, due
  12/10/2032 (a)                                                    4,330      4,292,636      4,330       4,292,102
Lakeland Bancorp Capital Trust II, 5.710%, due 6/30/2033 (a)        9,000      8,960,218      9,000       8,959,637
Macatawa Statutory Trust I, 3 month libor + 3.050%, due
  7/15/2033 (a)                                                     9,000      9,000,000      9,000       9,000,000
Main Street Banks Statutory Trust II, 3 month libor + 3.250%,
  due 6/30/2033 (a)                                                 9,000      9,000,000      9,000       9,000,000
MainSource Statutory Trust II, 3 month libor + 3.250%, due
  4/1/2033 (a)                                                     14,000     14,000,000     14,000      14,000,000
MainSource Statutory Trust III, 3 month libor + 3.150%, due
  6/15/2033 (a)                                                     7,000      6,987,995      7,000       6,987,817
Mariner Capital Trust II, 3 month libor + 3.350%, due
  12/10/2032 (a)                                                    2,000      1,981,056      2,000       1,980,774
MBNA Capital B, 3 month libor + 0.800%, due 2/1/2027                7,000      6,860,000      7,000       6,629,000

                             Trapeza Funding II, LLC

                                    Unaudited

                                                                    DECEMBER 31, 2005           DECEMBER 31, 2004
                                                                ---------------------------  -------------------------
                                                                 PRINCIPAL                   PRINCIPAL
                                                                  AMOUNT                      AMOUNT
                                                                  (000)        FAIR VALUE      (000)      FAIR VALUE
                                                                ------------ --------------  ---------  --------------
INVESTMENTS IN TRUST PREFERRED SECURITIES - (100%) *
BANKS (80.30% AND 80.14%)*- CONTINUED
Merchants & Manufacturers Statutory Trust I, 3 month libor +
  3.350%, due 11/12/2032 (a)                                    $   2,000    $ 2,000,000      $  2,000    $ 2,000,000
Merchants and Manufacturers Statutory Trust II, 8.250%, due
 5/30/2033 (a)                                                      9,000      9,000,000         9,000      9,000,000
Mystic Financial Capital Trust II, 3 month libor + 3.250%, due
  2/15/2033 (a)                                                     7,000      6,924,525         7,000      6,923,354
Nara Capital Trust III, 3 month libor + 3.150%, due 6/15/2033 (a)   5,000      4,972,617         5,000      4,972,210
New Mexico Banquest Capital Trust I, 3 month libor + 3.350%,
  due 12/19/2032 (a)                                                9,000      9,065,528         9,000      9,066,494
North American Capital Trust I, 3 month libor + 3.35%, due
  11/15/2032 (a)                                                    5,000      5,118,470         5,000      5,120,308
Northrim Capital Trust I, 3 month libor + 3.150%, due
  5/15/2033 (a)                                                     8,000      7,917,428         8,000      7,916,149
Old Second Capital I, 7.800%, due 6/30/2033 (a)                     1,500      1,500,000         1,500      1,500,000
Orion Bancorp Inc Statutory Trust I, 3 month libor + 3.250%,
  due 5/5/2033 (a)                                                  9,000      9,000,000         9,000      9,000,000
Pacific Crest Capital Trust I, 6.335%, due 3/20/2033 (a)           13,330     13,483,006        13,330     13,485,058
Pacific Crest Capital Trust II, 6.580%, due 4/30/2033 (a)           6,000      6,022,813         6,000      6,023,102
Provident Capital Trust I, 8.600%, due 12/1/2026                    9,395     10,052,650         9,395      9,886,754
Provident Trust I, 8.290%, due 4/15/2028                            6,500      6,890,000         6,500      6,745,414
Red River Statutory Trust II, 3 month libor + 3.250%, due
  5/28/2033 (a)                                                     3,000      3,000,000         3,000      3,000,000
Seacoast Capital Trust II, 6.650%, due 4/7/2033 (a)                 5,000      5,000,000         5,000      5,000,000
South Financial Capital Trust II, 6 month libor + 3.25%, due
  7/30/2032 (a)                                                     6,500      6,437,868         6,500      6,436,875
Southcoast Capital Trust II, 3 month libor + 3.350%, due
  12/16/2032 (a)                                                    7,000      6,934,710         7,000      6,933,747
State National Capital Trust I, 3 month libor + 3.050%, due
  9/30/2033 (a)                                                     6,000      6,014,597         6,000      6,014,811
Stearns Financial Capital Trust, 3 month libor + 3.150%, due
  3/30/2033 (a)                                                    10,000      9,984,714        10,000      9,984,485
Sterling Bank Houston Texas, 7.375%, due 4/15/2013 (a)             12,330     12,326,402        12,330     12,435,494
Sterling Bancshares Statutory Trust I, 3 month libor + 3.450%,
  due 8/30/2032 (a)                                                10,000     10,000,000        10,000     10,000,000
UCBH Capital Trust II, 3 month libor + 3.450%, due 11/7/2032 (a)    9,000      9,000,000         9,000      9,000,000
Umpqua Statutory Trust II Units, 3 month libor + 3.350%, due
  10/17/2032 (a)                                                    9,000      8,887,855         9,000      8,886,065
United Bancorporation of Wyoming Capital Trust I, 3 month libor
  + 3.100%, due 9/30/2033 (a)                                       6,000      6,011,528         6,000      6,011,696
VCBI Capital Trust II, 6 month libor + 3.300%, due 12/19/2032 (a)   1,670      1,659,921         1,670      1,659,776
Virginia Capital Trust II, 6 month libor + 3.300%, due
  12/19/2032 (a)                                                   13,330     13,249,962        13,330     13,248,814
Wesbanco Capital Trust II, 5.800%, due 6/30/2033 (a)                9,000      8,985,611         9,000      8,985,404
Woodforest Statutory Trust IV, 3 month libor + 3.250%, due
  3/3/2033 (a)                                                     10,000     10,000,000        10,000     10,000,000
                                                                             -----------                  -----------
Total Banks (amortized cost $553,474,532 and $553,379,484)                   558,069,589                  557,954,087
                                                                             -----------                  -----------

                             Trapeza Funding II, LLC

                                    Unaudited

                                                                       DECEMBER 31, 2005           DECEMBER 31, 2004
                                                                   ---------------------------  -------------------------
                                                                    PRINCIPAL                   PRINCIPAL
                                                                     AMOUNT                      AMOUNT
                                                                     (000)        FAIR VALUE      (000)      FAIR VALUE
                                                                   ------------ --------------  ---------  --------------
INVESTMENTS   IN  TRUST   PREFERRED   SECURITIES  -  (100%)  *
  (CONTINUED)
THRIFTS (19.70% AND 19.86%)
BankUnited Statutory Trust IV, 3 month libor + 3.400%, due
  11/14/2032 (a)                                                   $   6,000  $    6,000,000    $   6,000  $    6,000,000
BBC Capital Trust VI, 3 month libor + 3.350%, due 12/10/2032 (a)      15,000      14,864,128       15,000      14,862,123
BBC Capital Trust XII, 6.650%, due 4/7/2033 (a)                        3,670       3,670,000        3,670       3,670,000
Beal Financial Trust I, 6 month libor + 3.625%, due 7/30/2032 (a)      9,000       8,913,949        9,000       8,912,596
Beal Financial Trust II, 3 month libor + 3.350%, due
  3/27/2033 (a)                                                       13,000      12,891,554       13,000      12,889,932
Capital One Capital I, 3 month libor + 1.550%, due 2/1/2027            4,000       4,020,000        4,000       3,980,000
Coastal Financial Capital Trust I, 3 month libor + 3.050%,
  due 7/3/2033 (a)                                                     9,000       9,078,891        9,000       9,080,066
Flagstar Statutory Trust IV, 6.750%, due 3/19/2033 (a)                22,330      22,236,250       22,330      22,235,082
Franklin Bank Capital Trust I, 3 month libor + 3.35%, due
  11/15/2032 (a)                                                       9,000       8,921,915        9,000       8,920,702
HFC Capital Trust IV, 6 month libor +3.350%, due 11/15/2032 (a)        6,550       6,410,385        6,550       6,408,292
IndyMac Capital Trust, 6.050%, due 7/11/2033 (a)                       9,000       8,973,513        9,000       8,973,149
Progress Capital Trust III, 3 month libor + 3.350%, due
  11/15/2032 (a)                                                       4,000       3,967,474        4,000       3,966,970
Sterling Capital Trust IV, 3 month libor + 3.150%, due
  5/15/2033 (a)                                                        9,000       8,968,893        9,000       8,968,409
Waypoint Capital Trust II, 3 month libor + 3.300%, due
  1/7/2033 (a)                                                         3,000       3,000,000        3,000       3,000,000
Waypoint Statutory Trust III, 3 month libor + 3.250%, due
  3/13/2033 (a)                                                       15,000      15,000,000       15,000      15,000,000
WSFS Capital Trust I, 3 month libor +2.500%, due 12/1/2028                 -               -        1,500       1,425,000
                                                                                ------------                 ------------
Total Thrifts (amortized cost $135,878,333 and $137,190,230)                     136,916,952                  138,292,321
                                                                                ------------                 ------------
Total Investments in Trust Preferred Securities (amortized
  cost $689,352,865 and $690,569,714)                                           $694,986,541                 $696,246,408
                                                                                ============                 ============


                                                                                 FAIR VALUE                   FAIR VALUE
                                                                                 ----------                   ----------
INTEREST RATE SWAP AGREEMENTS
Credit Suisse First Boston                                                        $5,865,799                  $   972,087
                                                                                  ----------                  -----------
Total Interest Rate Swap Agreements                                               $5,865,799                  $   972,087
                                                                                  ==========                  ===========

* Amounts in parenthesis indicate percentage of investments in trust preferred securities.
(a) Private placement, illiquid securities, where amortized cost approximates fair value.


See accompanying notes to consolidated financial statements.

                             Trapeza Funding II, LLC

                      Consolidated Statements of Operations

                                    Unaudited

                                                                           YEAR ENDED DECEMBER 31,
                                                                          2005                 2004
                                                                       ------------         ------------
INVESTMENT INCOME
Interest                                                               $ 47,980,287         $ 38,700,292

EXPENSES
Interest                                                                 30,382,232           23,374,628
Collateral management fees                                                1,740,103            1,741,272
Amortization                                                              1,557,453            1,559,366
Trustee fees                                                                269,990              249,125
Professional fees                                                           169,841              196,742
Administration fees                                                         102,584              104,762
Other                                                                       359,125              293,664
                                                                       ------------         ------------
Total expenses                                                           34,581,328           27,519,559
                                                                       ------------         ------------
NET INVESTMENT INCOME                                                    13,398,959           11,180,733
                                                                       ------------         ------------

Net realized gain and unrealized appreciation (depreciation)
  on investment transactions:
  Net realized loss on investment transactions                                    -           (3,616,391)
  Net unrealized appreciation (depreciation) on
    investments in trust preferred securities                               (43,018)           6,153,459
  Net unrealized appreciation on interest rate
    swap agreements                                                       4,893,712            1,388,550
                                                                       ------------         ------------
Net realized gain and unrealized appreciation (depreciation) on
  investment transactions                                                 4,850,694            3,925,618
                                                                       ------------         ------------

Net income before minority interest                                      18,249,653           15,106,351
Minority interest                                                        14,809,563           12,226,236
                                                                       ------------         ------------
NET INCOME                                                             $  3,440,090         $  2,880,115
                                                                       ============         ============


See accompanying notes to consolidated financial statements.

                             Trapeza Funding II, LLC

            Consolidated Statements of Changes in Members' Interests

                     Years ended December 31, 2005 and 2004

                                    Unaudited

Balance at January 1, 2004                                 $     537,185
   Net income                                                  2,880,115
   Distributions to members                                   (1,984,434)
                                                           -------------
Balance at December 31, 2004                                   1,432,866
   Net income                                                  3,440,090
   Distributions to members                                   (1,909,672)
                                                           -------------
Balance at December 31, 2005                               $   2,963,284
                                                           =============


See accompanying notes to consolidated financial statements.

                             Trapeza Funding II, LLC

                      Consolidated Statements of Cash Flows

                                    Unaudited

                                                                            YEAR ENDED DECEMBER 31,
                                                                          2005                  2004
                                                                      ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $  3,440,090          $  2,880,115
Adjustments to reconcile net income to net cash and cash
  equivalents provided by operating activities:
   Amortization of deferred debt issuance costs                          1,557,453             1,543,494
   Accretion of discount on investments in trust preferred
    securities                                                            (283,151)             (146,810)
   Minority interest                                                    14,809,563            12,226,236
   Net realized loss on investment transactions                                  -             3,616,391
   Net unrealized appreciation on investment transactions               (4,850,694)           (7,542,009)
   Net change in operating assets and liabilities:
     Investment in trust preferred securities                            1,500,000                     -
     Interest receivable on trust preferred securities                    (633,748)             (328,266)
     Prepaid expenses                                                          836               (16,789)
     Interest payable                                                    3,726,407             1,271,404
     Professional fees                                                     (15,275)               22,406
     Collateral management fees                                               (937)              (48,198)
     Net interest payable to swap counterparty                          (1,196,570)             (665,169)
     Trustee fees                                                             (278)               (5,051)
     Accrued expenses                                                            -               (30,989)
     Minority interest                                                  (7,530,739)           (8,024,465)
                                                                      ------------          ------------
Net cash and cash equivalents provided by operating activities          10,522,957             4,752,300
                                                                      ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                                             (4,241,205)           (3,073,096)
Distributions to members                                                (1,909,672)           (1,984,434)
                                                                      ------------          ------------
Net cash and cash equivalents used in financing activities              (6,150,877)           (5,057,530)
                                                                      ------------          ------------

Net increase (decrease) in cash and cash equivalents                     4,372,080              (305,230)
Cash and cash equivalents, beginning of year                            15,255,017            15,560,247
                                                                      ------------          ------------
Cash and cash equivalents, end of year                                $ 19,627,097          $ 15,255,017
                                                                      ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                         $ 27,944,173          $ 22,976,508
                                                                      ============          ============

See accompanying notes to consolidated financial statements.

                             Trapeza Funding II, LLC

              Notes to Consolidated Unaudited Financial Statements

                                December 31, 2005


1. ORGANIZATION AND PURPOSE

Trapeza Funding II, LLC ("Funding"), was organized on August 26, 2002 as a Delaware limited liability company. Funding commenced operations on November 1, 2002. Funding was organized for the purpose of being the general partner (the "General Partner"), of Trapeza Partners II L.P. (the "Partnership"). Per the partnership agreement, the limited partners have no right to remove Funding at any time. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

The Partnership was organized on September 27, 2002 as a Delaware limited partnership. The Partnership commenced operations on November 19, 2002. The Partnership was organized for the purpose of investing in membership interests and other securities to be issued by Trapeza CDO II, LLC ("Issuer II"), an affiliated collateralized debt obligation, which was formed by Funding. On May 15, 2003, Trapeza Note I, LLC ("Note I") was formed to issue Class BB fixed rate notes, purchase 100% of the membership interests of Issuer II and return a portion of equity to the Partnership for the purpose of investing in membership interests and other securities to be issued by Trapeza CDO III, LLC ("Issuer III"), an affiliated collateralized debt obligation. Issuer III closed on June 25, 2003. The Partnership has an 11-year term, which the General Partner may extend on a year-to-year basis.

All material intercompany transactions have been eliminated. Minority interest reflects the 99.99% of partners' interest of the limited partners of the Partnership. The consolidated entity is referred to as the "Company."

Funding and the Collateral Manager are owned equally by Financial Stocks, Inc. ("FSI") and Resource Financial Fund Management, Inc., a wholly owned subsidiary of Resource America, Inc. ("REXI") (collectively, the "Owners"). FSI is a Registered Investment Adviser under the Investment Advisers Act of 1940. REXI, a publicly traded company, is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for their own account and for outside investors in the financial fund management, real estate and equipment leasing sectors. The Owners and certain officers and directors of the Owners hold partnership interests of approximately 18% of the Partnership. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

                             Trapeza Funding II, LLC

1. ORGANIZATION AND PURPOSE (CONTINUED)

Issuer II and Issuer III's objective is to purchase, acquire, own, hold, sell, endorse, transfer, assign, pledge, finance, refinance, exchange, restructure, workout, advance and collect funds pursuant to and otherwise deal with and exercise rights of ownership with respect to the collateral of Issuer II and Issuer III, including other securities or equity interests owned from time to time by Issuer II and Issuer III, all in accordance with the terms of the indentures.

Trapeza Capital Management, LLC (the "Collateral Manager"), a Delaware limited liability company, is responsible for supervising and directing the investment the collateral of Issuer II and Issuer III. Issuer II and III are charged a collateral management fee by the Collateral Manager, who is affiliated with Funding through common ownership.

The business and affairs of Funding are managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of Funding, to make all decisions regarding those matters and to perform any activities customary or incident to the management of Funding's business.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

BASIS OF ACCOUNTING

The Company's accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

CASH AND CASH EQUIVALENTS

The Company considers all demand deposits with banks and other highly liquid investments with original maturities of three months or less to be cash equivalents.

                             Trapeza Funding II, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT TRANSACTIONS

The Company records transactions on their trade dates. Realized gains and losses on investments are determined on the specific identification basis for financial accounting purposes. Interest is accrued as earned or incurred and includes the amortization/accretion of premiums and discounts on debt securities.

INVESTMENT VALUATION

Investments are carried at fair value. Securities for which market quotations are not readily available are valued by procedures adopted by Funding. In valuing investments in which market quotations are not readily available, Funding utilizes data from a variety of different sources, taking into account the characteristics of a security, any changes in the credit quality of the securities in the portfolio, the overall movement of interest rates and other factors which, in Funding's good faith and judgment, are relevant to the value of a security. For exchange-traded securities, management will obtain current market data and quotes from independent brokers.

The Company has invested a significant portion of the portfolio in private placement, illiquid issues having no ready market. At December 31, 2005, these securities aggregate $655,859,895 and have been valued in good faith by Funding as described in the preceding paragraph. Because of the inherent uncertainty of valuation, the fair values estimated by Funding may not necessarily represent the amounts that could be realized from sales or other dispositions of investments and the differences may be material.

CREDIT RISKS AND GENERAL LIQUIDITY CONSIDERATIONS

Investments in trust preferred securities are subject to credit, interest rate and liquidity risks. Adverse changes in the financial condition of an issuer of trust preferred securities or in general economic conditions or both may impair the ability of the issuer to make payments of principal and interest. Debt obligations are also subject to liquidity risk and the risk of market price fluctuations. Adverse changes in the financial condition of an issuer may affect the liquidity of the market for an issuer's securities and may reduce the market price of such securities. In addition, changes in general economic and regulatory conditions may affect the liquidity of the market for trust preferred securities in general and may reduce the values of some or all of the securities.

                             Trapeza Funding II, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOCATION OF PROFITS AND LOSSES

The Company allocates profits to the members in proportion to their respective capital account balances until the cumulative profits for this current period and all prior fiscal years are equal to the cumulative losses allocated; thereafter, among the members in proportion to their respective units. Losses shall be allocated to the members in proportion to their respective capital account balances.

Funding's investment in the Partnership is accounted for based on its pro-rata share of its investment in the Partnership. Profits and losses from non-portfolio income are allocated to all members in proportion to their allocable shares. Twenty percent (20%) of the cumulative net profits from portfolio investments are allocated to Funding.

Non-portfolio income of the Partnership, consisting primarily of income earned on short-term investments, is allocated to all limited partners in proportion to their respective capital account balances prior to the allocation of any other item.

Portfolio income of the Partnership, consisting primarily of interest income and profits and losses from the sale of such investments, are allocated to all partners of the Partnership in proportion to their respective contributed capital of the Partnership in relation to total contributed capital, but 20% of the cumulative net profits otherwise allocable to all partners will be allocated to Funding, defined as the incentive allocation. For the years ended December 31, 2005 and 2004, Funding received an incentive allocation of $2,982,801 and $2,430,901, respectively.

TAXATION

The Company is treated as a partnership for Federal income tax purposes and, therefore, no provision for federal income tax is recorded.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

                             Trapeza Funding II, LLC

3. CONTRIBUTIONS, WITHDRAWALS AND DISTRIBUTIONS

As of December 31, 2005, the Company has 100 membership units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds.

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. For the years ended December 31, 2005 and 2004, the Company made distributions of $1,909,672 and $1,984,434, respectively, to the members.

In accordance with the partnership agreement, each partner has contributed a specified amount of capital which is set forth in the partnership agreement. No limited partner is required to contribute any capital in excess of its commitment. As of December 24, 2002, all commitments of the Partnership were fully funded.

A limited partner will not have the right to redeem its interest in the Partnership. Funding, in its sole discretion, may redeem all or part of the partnership interest of any limited partner, for an amount equal to the capital account of the partnership interest being redeemed, if the limited partner consents to such redemption and all redemptions in any year do not exceed five percent of the aggregate allocable percentage of all limited partners.

                             Trapeza Funding II, LLC

3. CONTRIBUTIONS, WITHDRAWALS AND DISTRIBUTIONS (CONTINUED)

Funding will cause the Partnership to distribute the lesser of (i) ninety percent (90%) of cash available from profits and (ii) all cash then available to the partnership less any reserves for partnership expenses or liabilities. All other distributions will be at the discretion of Funding. Funding will determine at its sole discretion the source of funds for all distributions. For the years ended December 31, 2005 and 2004, the Partnership made distributions of $7,423,843 and $8,138,564, respectively, to the partners.

4. ISSUER II

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs of $9,831,231 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is the period ending with the distribution date occurring in April 2013, as defined in the indenture ("Indenture II"). Amortization of deferred debt issuance costs commenced on March 11, 2003.

COLLATERAL MANAGEMENT AND TRUSTEE FEES

Pursuant to a collateral management agreement, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For the years ended December 31, 2005 and 2004, total collateral management fees were $990,103 and $993,352, respectively, and are included in total collateral management fees reflected on the consolidated statements of operations.

Pursuant to a trustee agreement, the trustee is entitled to a semiannual fee, on each distribution date, equal to 0.023625% per annum of the sum of the aggregate principal amount of the investments plus cash and cash equivalents at the beginning of the period relating to such distribution dates, an annual fee of $15,000, and reimbursement of out of pocket expenses. For the years ended December 31, 2005 and 2004, total trustee fees were $114,178 and $114,226, respectively, and are included in total trustee fees reflected on the consolidated statements of operations.

                             Trapeza Funding II, LLC

4. ISSUER II (CONTINUED)

NOTES PAYABLE

On March 11, 2003, Issuer II issued notes (the "Notes") at their respective principal values, which are secured by Issuer II's investments and are non-recourse to the Company.

At December 31, 2005 and 2004, Notes outstanding consisted of the following:

                         2005                  2004                                            STATED
                      PRINCIPAL              PRINCIPAL            INTEREST RATE               MATURITY
                   -----------------     ------------------    ---------------------      ------------------
Class A1A Notes     $   130,499,115       $    131,999,114     Libor + 0.65% until         October 5, 2033
                                                                 the distribution
                                                                date in April 2013
                                                                and Libor + 1.30%
                                                                    thereafter

Class A1B Notes     $   100,000,000       $    100,000,000        Libor + 0.88%            October 5, 2033

Class B Notes       $    27,000,000       $     27,000,000        Libor + 0.70%            October 5, 2033

Class C-1           $    43,500,000       $     43,500,000        Libor + 1.90%            October 5, 2033
Floating Notes

Class C-2 Fixed     $    54,800,000       $     54,800,000       5.20% until the           October 5, 2033
Notes                                                           distribution date
                                                                in April 2008 and
                                                                  Libor + 1.90%
                                                                    thereafter

Class D Notes       $    18,450,000       $     18,450,000        Libor + 2.65%            October 5, 2033

Holders of the Notes are to receive semiannual interest payments on October 5 and April 5, commencing in October 2003 (the "Initial Payment Date"). The order of payment will be first to Class A1A, second, Class A1B, third, Class B, fourth to Class C, and fifth Class D of notes being senior to each of the other classes of notes. No payments of interest on any class of notes will be made until all accrued and unpaid interest on the notes of each class that is senior to a class and that remain outstanding has been paid in full. No payment of principal of any class of notes will be made until the principal of, and all accrued and unpaid interest, on the notes of each class that is senior to such class and that remain outstanding have been paid in full.

                             Trapeza Funding II, LLC

4. ISSUER II (CONTINUED)

NOTES PAYABLE (CONTINUED)

In the event that the coverage tests, as defined in Indenture II, are not satisfied as of any distribution date, each class of notes may be redeemed in the manner specified in Indenture II.

Principal payments will be made in the following manner. First, payment of principal of the Class A1A notes until the Class A1A notes have been paid in full. Next, payment of principal on the Class A1B notes until the Class A1B notes have been paid in full. Next, payment of principal of the Class B notes until the Class B notes have been paid in full. Next, payment of principal of the Class C notes until Class C notes have been paid in full. Next, payment of principal of the Class D notes. Finally, the remainder to the members as a dividend on the members' interests or as a return of capital of the members' interests as provided in Issuer II's Agreement ("Agreement II").

If on any distribution date, the amount available in the payment account from amounts received in the related due period are insufficient to make the full amount of the disbursements required by the priority of payments to different persons, the trustee will make the disbursements ratably in accordance with Indenture II.

If the notes and the member's interests have not been released prior to October 5, 2033, it is expected that Issuer II or Collateral Manager, acting on behalf of Issuer II, will sell all of the investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest (including any defaulted interest and interest on defaulted interest, any Class C deferred interest and interest on any Class C deferred interest and any Class D deferred interest and interest on any Class D deferred interest) and principal of the notes, will be distributed to the members in accordance with Agreement II.

                             Trapeza Funding II, LLC

4. ISSUER II (CONTINUED)

ACCELERATION OF MATURITY AND REDEMPTION

Indenture II provides for an acceleration of maturity or redemption of all of the senior notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) failure of Issuer II to pay interest for a period of three business days on any Class A or B senior Notes, b) failure of Issuer II to pay principal of any senior Note when such payment becomes due and payable at its stated maturity or redemption date, c) failure of Issuer II, on any distribution date to disburse amounts available to the interest collection account or principal collection account in accordance with the order of the priority of payments set forth in Indenture II, which continues for three business days, d) Issuer II or pool of collateral becomes an investment company required to be registered under the Investment Company Act, e) default in performance, or a breach, of any other covenant or other agreement of Issuer II under the Indenture II or any representation of warranty of Issuer II made in Indenture II or in any certificate or other writing proves to be incorrect in any material respect when made, and in both clauses, the continuation of such default or breach for a period of thirty days after Issuer II or the Collateral Manager has actual knowledge that such default or breach has occurred or after written notice to Issuer II and the Collateral Manager by the trustee, or to Issuer II, the Collateral Manager and the Trustee by the holders of at least 25% in aggregate outstanding principal amount of the Notes of the controlling class or hedge counterparty, f) one or more final judgments being rendered against Issuer II that exceed, in the aggregate, $5,000,000, and which remain unstayed, undischarged and unsatisfied for thirty days after such judgment(s) becomes nonappealable, unless adequate funds have been reserved or set aside for the payment thereof, and g) failure, on any measurement date, to cause the Class A/B overcollateralization ratio to be equal to or greater than 100%. Each of these conditions is further described in Indenture II.

5. NOTE I

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs of $300,000 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is April 2010, as defined in the fiscal and collateral agency agreement ("Note Agreement"), assuming all scheduled principal payments are made when due. Amortization of deferred debt issuance costs commenced on May 15, 2003.

                             Trapeza Funding II, LLC

5. NOTE I (CONTINUED)

NOTES PAYABLE

On May 15, 2003, Note I issued Notes at their respective principal value, which are secured by Note I's investments and are non-recourse to the Company.

At December 31, 2005 and 2004, the Notes outstanding consisted of the following:

                                                                      INTEREST
                           2005 PRINCIPAL       2004 PRINCIPAL          RATE             STATED MATURITY
                          ----------------    ------------------     ------------    -----------------------
Class BB Notes              $6,428,571         $    7,857,143          11.00%            October 5, 2033

Holders of the Notes are to receive semiannual interest payments on October 5 and April 5, commencing in October 2003 (the "Initial Payment Date"). On each payment date, in addition to scheduled interest, Note I shall prepay the scheduled principal to the holders of the notes, if and only to the extent Note I receives payments on membership interests and funds available on deposit in the note collection account to pay scheduled principal. If Note I fails to pay any of the scheduled principal due to insufficient funds received by Note I in respect to the membership interests, such unpaid scheduled principal shall not be considered "due and payable" for any purposes hereunder and will be deferred until such date as Note I receives sufficient payments.

In the event that the coverage tests, as defined in the Note Agreement, are not satisfied as of any distribution date, the notes may be redeemed in the manner specified in the Note Agreement.

If the notes and the members' interests have not been released prior to October 5, 2033, it is expected that Note I or Collateral Manager, acting on behalf of the Note I, will sell all of the investments and all eligible investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest and principal of the notes, will be distributed to the members in accordance with the Note Agreement.

The Note Agreement provides for an option by holders of more than 50% of the notes outstanding an acceleration of maturity or redemption of all of the notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) Note I fails to perform its obligations under the Note Agreement, and such failure could

                             Trapeza Funding II, LLC

5. NOTE I (CONTINUED)

NOTES PAYABLE (CONTINUED)

reasonably be expected to have a material adverse effect on the interest of the holders and has not been cured within thirty days after the date of an officer obtaining actual knowledge of such default, or, b) a court or governmental authority of competent jurisdiction enters an order appointing, without consent of Note I, a custodian, receiver, trustee or each officer with similar powers with respect to Note I or with respect to any substantial part of Note I's property, or constituting an order for relief or reorganization or any petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of Note I, or any such petition shall be filed against the issuer and such petition shall not be dismissed within sixty days.

6. ISSUER III

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs of $7,863,460 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is the period ending with the distribution date occurring in July 2013, as defined in the indenture ("Indenture III"). Amortization of deferred debt issuance costs commenced on June 25, 2003.

COLLATERAL MANAGEMENT AND TRUSTEE FEES

Pursuant to a collateral management agreement, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in Indenture III. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For the years ended December 31, 2005 and 2004, total collateral management fees were $750,000 and $747,920, respectively, and are included in total collateral management fees reflected on the consolidated statements of operations.

                             Trapeza Funding II, LLC

6. ISSUER III (CONTINUED)

COLLATERAL MANAGEMENT AND TRUSTEE FEES (CONTINUED)

Pursuant to a trustee agreement, the trustee is entitled to a semiannual fee, on each distribution date, equal to 0.0225% per annum of the sum of the aggregate principal amount of the investments plus cash and cash equivalents at the beginning of the period relating to such distribution dates, as defined in Indenture III. For the years ended December 31, 2005 and 2004, total trustee fees were $84,342 and $83,874, respectively, and are included in total trustee fees reflected on the consolidated statements of operations.

NOTES PAYABLE

On June 25, 2003, Issuer III issued Notes at their respective principal values, which are secured by Issuer III's investments and are non-recourse to the Company.

At December 31, 2005 and 2004, the Notes outstanding consisted of the following:

                                                                  INTEREST
                      2005 PRINCIPAL       2004 PRINCIPAL           RATE          STATED MATURITY
                     -----------------    -----------------      ------------   ---------------------
Class A1A Notes      $   108,497,331      $   108,497,331          Libor +        January 20, 2034
                                                                    0.63%

Class A1B Notes      $    71,500,000      $    71,500,000          Libor +        January 20, 2034
                                                                    0.85%

Class B Notes        $    25,000,000      $    25,000,000         See Class       January 20, 2034
                                                                    B note

Class C-1 Notes      $    31,250,000      $    31,250,000          Libor +        January 20, 2034
                                                                    1.75%

Class C-2 Notes      $    31,250,000      $    31,250,000          Libor +        January 20, 2034
                                                                    1.75%

Class D Notes        $    13,259,797      $    13,715,288          Libor +        January 20, 2034
                                                                    2.65%

Class E Notes        $     5,714,284      $     6,857,142          10.00%         January 20, 2034

                             Trapeza Funding II, LLC

6. ISSUER III (CONTINUED)

NOTES PAYABLE (CONTINUED)

Pursuant to the terms of the Class B agency agreement, the holders of the Class B Notes will be entitled to receive interest, certain third parties will be entitled to receive compensation, at an aggregate, floating rate per annum not to exceed Libor plus 1.05% in the aggregate after taking into consideration the effect of a basis swap to be entered into in connection with the Class B Notes.

Holders of the Notes are to receive semiannual interest payments on January 20 and July 20, commencing in January 2004 (the "Initial Payment Date"). The order of payment will be first to Class A1A, second, Class A1B, third, Class B, fourth, Class C (includes Class C-1 and Class C-2), fifth to Class D and sixth to Class E with each Class of Notes being senior to each of the other classes of notes. No payments of interest on any class of Notes will be made until all accrued and unpaid interest on the Notes of each class that is senior to a class and that remain outstanding has been paid in full. No payment of principal of any class of Notes will be made until the principal of, and all accrued and unpaid interest, on the Notes of each class that is senior to such class and that remain outstanding have been paid in full.

In the event that the coverage tests, as defined in Indenture III, are not satisfied as of any distribution date, each class of Notes may be redeemed in the manner specified in Indenture III.

Principal payments will be made in the following manner. First, payment of principal of the Class A1A Notes until the Class A1A Notes have been paid in full. Next, payment of principal on the Class A1B Notes until the Class A1B Notes have been paid in full. Next, payment of principal on the Class B Notes until the Class B Notes have been paid in full. Next, payment of principal of the Class C Notes until the Class C Notes have been paid in full. Next, payment of principal of the Class D Notes. Next, payment of principal of the Class E Notes. Finally, the remainder to the members as a dividend on the members' interests or as a return of capital of the members' interests as provided in the Trapeza CDO III, LLC Agreement ("Agreement III").

If on any distribution date, the amount available in the payment account from amounts received in the related due period are insufficient to make the full amount of the disbursements required by the priority of payments to different persons, the trustee will make the disbursements ratably in accordance with Indenture III.

                             Trapeza Funding II, LLC

6. ISSUER III (CONTINUED)

NOTES PAYABLE (CONTINUED)

If the Notes and the members' interests have not been released prior to January 20, 2034, it is expected that Issuer III or Collateral Manager, acting on behalf of Issuer III, will sell all of the investments and all eligible investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest (including any defaulted interest and interest on defaulted interest, any Class C deferred interest and interest on any Class C deferred interest and any Class D deferred interest and interest on any Class D deferred interest and any Class E deferred interest and interest on any Class E deferred interest) and principal of the Notes, will be distributed to the members in accordance with the Agreement III.

ACCELERATION OF MATURITY AND REDEMPTION

Indenture III provides for an acceleration of maturity or redemption of all of the senior Notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) failure of Issuer III to pay interest for a period of three business days on any Class A or B senior Notes, b) failure of Issuer III to pay principal of any senior Note when such payment becomes due and payable at its stated maturity or redemption date, c) failure of Issuer III, on any distribution date to disburse amounts available to the interest collection account or principal collection account in accordance with the order of the priority of payments set forth in Indenture III, which continues for three business days, d) Issuer III or pool of collateral becomes an investment company required to be registered under the Investment Company Act, e) default in performance, or a breach, of any other covenant or other agreement of Issuer III under Indenture III or any representation of warranty of Issuer III made in Indenture III or in any certificate or other writing proves to be incorrect in any material respect when made, and in both clauses, the continuation of such default or breach for a period of thirty days after Issuer III or the General Partner has actual knowledge that such default or breach has occurred or after written notice to Issuer III and the General Partner by the trustee, or to Issuer III, the General Partner and the Trustee by the holders of at least 25% in aggregate outstanding principal amount of the Notes of the controlling class or hedge counterparty, f) one or more final judgments being rendered against Issuer III that exceed, in the aggregate, $5,000,000, and which remain unstayed, undischarged and unsatisfied for thirty days after such judgment(s) becomes nonappealable, unless adequate funds have been reserved or set aside for the payment thereof, and g) failure, on any measurement date, to cause the Class A/B overcollateralization ratio to be equal to or greater than 100%. Each of these conditions is further described in Indenture III.

                             Trapeza Funding II, LLC

7. INTEREST RATE SWAP AGREEMENTS

The Company maintains a policy of valuing its derivative instruments at fair values, with the resulting unrealized gain or loss included in the consolidated statements of operations.

A swap is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified amount of an underlying asset or otherwise determined notional amount.

Risks may arise as a result of the failure of the counterparty to the swap agreement. The loss incurred by the failure of a counterparty is generally limited to the net payment to be received by the Company and/or the termination value at the end of the agreement. Therefore, the Company considers the creditworthiness of each counterparty to a swap agreement in evaluating potential credit risk. Additionally, risks may arise from unanticipated movements in interest rates.

The Company records a net receivable or payable for the net income or expense expected to be received or paid in the interest period. Net amounts received or paid on swap agreements are recorded as interest income or interest expense on the consolidated statements of operations. The amount recorded as interest income on basis swap agreements for the years ended December 31, 2005 and 2004 totaled $197,269 and $153,097, respectively.

The Company entered into interest rate swap agreements with Credit Suisse First Boston ("CSFB") for the purpose of hedging interest rate and cash flow risk between the fixed-rate investments and floating-rate investments.

                             Trapeza Funding II, LLC

7. INTEREST RATE SWAP AGREEMENTS (CONTINUED)

At December 31, 2005 and 2004, the Company had nine interest rate swap agreements outstanding with CSFB, which pay as follows:

                                   FLOATING RATE          RATE/AMOUNT                 DECEMBER 31
    NOTIONAL         MATURITY       RECEIVED BY           PAID BY THE            2005              2004
     AMOUNT            DATE         THE COMPANY             COMPANY           FAIR VALUE        FAIR VALUE
 ----------------    ---------    -----------------    ------------------    --------------    -------------
  $  3,330,000        4/5/10      6 month Libor              7.375%          $   125,378        $   11,970
                                    + 3.4425%
  $  8,670,000        4/5/08      6 month Libor              6.65%               279,301            50,098
                                     + 3.30%
  $ 13,330,000        4/5/08      6 month Libor              6.75%               413,468            54,714
                                     + 3.35%
  $ 13,330,000        4/5/08      6 month Libor              6.335%              545,880           239,893
                                     + 3.35%
  $ 13,330,000        4/5/08      6 month Libor              8.10%               452,246           106,241
                                     + 4.69%
  $ 47,330,000        4/5/08      6 month Libor              6.952%            1,205,244          (173,298)
                                     + 3.32%
  $ 69,500,000       7/20/08      6 month Libor              6.35%             3,025,285         1,025,085
                                     + 3.25%
  $ 25,000,000       7/20/13      6 month Libor         6 month Libor +         (555,025)         (355,381)
                                    + 1.0875%                1.05%
  $  9,000,000       7/20/08      6 month Libor              6.05%               442,046           199,715
                                     + 3.145%
                                                                             -----------        ----------
                                                                             $ 5,933,823        $1,159,037
                                                                             ===========        ==========

At December 31, 2005 and 2004, the Company had one interest rate cap agreement outstanding with CSFB, which pays on a semi-annual basis as follows:

                                   FLOATING RATE          RATE/AMOUNT                 DECEMBER 31
    NOTIONAL         MATURITY       RECEIVED BY           PAID BY THE            2004              2003
     AMOUNT            DATE         THE COMPANY             COMPANY           FAIR VALUE        FAIR VALUE
 ----------------    ---------    -----------------    ------------------    --------------    -------------
  $ 82,000,000        4/5/07           N/A                  $ 69,000         $   (68,024)      $  (186,950)

                             Trapeza Funding II, LLC

8. RELATED PARTY TRANSACTIONS

The Partnership pays Funding an administration fee (payable semi-annually in advance) equal to one and one-half percent (1.5%) per annum of the aggregate capital accounts of the limited partners, which will be used to cover management fees and other ordinary and recurring administrative and related operating expenses. For the years ended December 31, 2005 and 2004, administration fees totaled $603,039 and $615,848, respectively.

In exchange for interests sold on behalf of the Partnership, Funding pays external broker-dealers an administration fee, equal to the percentage of equity raised by the broker-dealer multiplied by one-third of the total administration fee being charged by Funding to the Partnership. For the years ended December 31, 2005 and 2004, total administration fee expense equaled $102,584 and $104,762, respectively.

                                                                     Schedule d)










    TRAPEZA FUNDING II, LLC

    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Years ended December 31, 2004 and 2003

                             Trapeza Funding II, LLC

                        Consolidated Financial Statements
                     Years ended December 31, 2004 and 2003
                                    Unaudited




                                    CONTENTS





Consolidated Statements of Financial Condition................................1
Consolidated Schedule of Investments..........................................2
Consolidated Statements of Operations.........................................5
Consolidated Statements of Changes in Members' Interests......................6
Consolidated Statements of Cash Flows.........................................7
Notes to Consolidated Financial Statements....................................8

                             Trapeza Funding II, LLC

                 Consolidated Statements of Financial Condition

                                    Unaudited

                                                                            DECEMBER 31
                                                                      2004               2003
                                                                  -------------      -------------
ASSETS
Investments in trust preferred securities, at fair value
  (amortized cost $690,569,714 and $694,039,293)                  $ 696,246,408      $ 693,562,530
Cash and cash equivalents                                            15,255,017         15,560,247
Deferred debt issuance costs (net of accumulated amortization
  of $2,562,385 and $1,018,891)                                      15,432,306         16,975,800
Interest receivable on trust preferred securities                     3,555,918          3,227,652
Prepaid expenses                                                         26,796             10,007
Unrealized appreciation on swap agreements                              972,087                  -
                                                                  -------------      -------------
Total Assets                                                      $ 731,488,532      $ 729,336,236
                                                                  =============      =============

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
   Class A1A notes                                                $ 240,496,445      $ 240,499,496
   Class A1B notes                                                  171,500,000        171,499,618
   Class B notes                                                     52,000,000         52,000,000
   Class C-1 notes                                                   74,750,000         74,750,000
   Class C-2 notes                                                   86,050,000         86,050,000
   Class D notes                                                     32,165,288         32,950,000
   Class E notes                                                      5,142,856          6,000,000
   Class BB notes                                                     7,857,143          9,285,714
   Interest payable                                                   7,505,789          6,234,385
   Unrealized depreciation on swap agreements                                 -            416,463
   Professional fees                                                    174,134            151,728
   Collateral management fees                                           591,507            639,705
   Net interest payable to swap counterparty                            759,841          1,425,010
   Trustee fees                                                          68,420             73,471
   Accrued expenses                                                     111,667            142,656
                                                                  -------------      -------------
Total Liabilities                                                   679,173,090        682,118,246
                                                                  -------------      -------------

Minority interest                                                    50,882,576         46,680,805

Members' Interests                                                    1,432,866            537,185
                                                                  -------------      -------------

Total Liabilities and Members' Interests                          $ 731,488,532      $ 729,336,236
                                                                  =============      =============

See accompanying notes to consolidated financial statements.

                             Trapeza Funding II, LLC

                      Consolidated Schedule of Investments

                                    Unaudited

                                                                 PRINCIPAL                       PRINCIPAL
                                                                  AMOUNT         2004 FAIR        AMOUNT      2003 FAIR
                                                                  (000)            VALUE          (000)         VALUE
                                                                 ---------       ---------       ---------    ---------
INVESTMENTS IN TRUST PREFERRED SECURITIES - (100%) *
BANKS (80.14% AND 80.15%)*
B.P.C. Corp Statutory Trust I, 3 month libor + 3.250%, due
  6/18/2033 (a)                                                 $   3,000       $ 3,000,000     $  3,000     $ 3,000,000
Bank of Kentucky Capital Trust I, 3 month libor +3.350%, due
  11/14/2032 (a)                                                    6,000         6,000,685        6,000       6,000,697
Benjamin Franklin Capital Trust I, 6.940%, due 11/01/2032 (a)       9,000         8,929,802        9,000       8,929,001
BNC Bancorp Capital Trust I, 3 month libor + 3.250%, due
  4/15/2033 (a)                                                     5,000         4,951,356        5,000       4,950,525
Catawba Valley Capital Trust I, 3 month libor + 3.35%, due
  12/30/2032 (a)                                                    5,000         4,946,116        5,000       4,945,217
Catawba Valley Capital Trust II, 6.850%, due 12/30/2032 (a)         5,000         4,945,609        5,000       4,944,987
Cathay Capital Trust I, 3 month libor + 3.150%, due
  6/30/2033 (a)                                                     6,550         6,550,000        6,550       6,550,000
Century Bancshares Capital Trust I, 6.850%, due 1/15/2033 (a)       3,000         3,003,431        3,000       3,003,470
CIB Statutory Trust V, 3 month libor + 3.400%, due 9/27/2032            -                 -        9,000       5,400,000
Colonial Capital II, 8.920%, due 1/15/2027                         10,500        11,635,323       10,500      10,972,500
Community Bankshares Capital Trust IV, 6 month libor + 3.300%,
  due 4/15/2033 (a)                                                 5,000         5,013,654        5,000       5,013,887
Corus Statutory Trust II, 3 month libor + 3.100%, due
  6/30/2033 (a)                                                     9,000         8,931,197        9,000       8,929,953
CPB Capital Trust I, 3 month libor + 3.250%, due 4/7/2033 (a)       5,000         5,000,000        5,000       5,000,000
F.N.B Statutory Trust I, 3 month libor + 3.250%, due
  3/31/2033 (a)                                                     9,000         9,000,000        9,000       9,000,000
FBOP Capital Trust XII, 6 month libor + 3.625%, due
  7/30/2032 (a)                                                     1,000         1,000,000        1,000       1,000,000
FBOP Capital Trust XV, 6 month libor + 3.625%, due
  12/15/2032 (a)                                                   14,000        14,000,000       14,000      14,000,000
FBR Capital Trust I, 3 month libor + 3.250%, due 3/30/2033 (a)     19,000        18,852,747       19,000      18,850,241
First Banks Statutory Trust I, 8.100%, due 3/20/2033 (a)           21,000        21,000,000       21,000      21,000,000
First Financial Statutory Trust II, 3 month libor + 3.100%, due
  9/30/2033 (a)                                                     9,000         9,000,000        9,000       9,000,000
First Group Capital Statutory Trust III, 3 month libor + 3.35%,
  due 11/15/2032 (a)                                                5,000         5,040,103        5,000       5,040,788
First Group Capital Statutory Trust V, 3 month libor + 3.250%,
  due 4/15/2033 (a)                                                15,000        15,096,875       15,000      15,098,531
First Indiana Capital Trust I, 6.920%, due 10/30/2032 (a)          10,000         9,991,629       10,000       9,991,533
First Mariner Capital Trust II, 3 month libor + 3.350%, due
  12/10/2032 (a)                                                    4,000         3,962,183        4,000       3,961,542
First Mutual Capital Trust II, 6.870%, due 1/15/2033 (a)            4,000         3,954,426        4,000       3,953,907
First National Bank Group Inc, 6.580%, due 4/7/2013 (a)             8,500         8,312,023        8,500       8,309,805
First South Bancorp Statutory Trust I, 3 month libor + 3.250%,
  due 6/9/2033 (a)                                                  9,000         9,000,000        9,000       9,000,000
First Southern Bancorp Statutory Trust I, 3 month libor +
  3.250%, due 2/19/2033 (a)                                        11,000        11,000,000       11,000      11,000,000
FNB Statutory Trust I, 3 month libor + 3.250%, due 3/31/2033 (a)   13,330        13,330,000       13,330      13,330,000
FNB/MT Statutory II, 3 month libor + 3.250%, due 5/30/2033 (a)      5,000         4,996,585        5,000       4,996,528
Franklin Bancorp Capital Trust I, 3 month libor + 3.250%, due
  2/25/2033 (a)                                                     7,000         6,931,106        7,000       6,929,935
GB&T Bancshares Statutory Trust I, 3 month libor + 3.400%, due
  10/30/2032 (a)                                                    4,000         4,000,000        4,000       4,000,000
Guaranty (TX) Capital Trust II, 7.940%, due 10/30/2032 (a)          3,000         3,000,492        3,000       3,000,496
Hanmi Capital Trust II, 3 month libor + 2.90%, due 3/15/2034 (a)    5,301         5,301,000            -               -
Hudson United Capital Trust I, 6 month libor + 3.300%, due
  3/31/2033 (a)                                                    20,000        19,930,002       20,000      19,929,216
IBC Capital Financial II, 8.250%, due 12/31/2026 (a)                  300           300,000          300         300,000
Iberiabank Statutory Trust II, 3 month libor + 3.150%, due
  6/17/2033 (a)                                                     9,000         9,041,869        9,000       9,042,614
ITLA Capital Statutory Trust III, 6 month libor + 3.400%, due
  10/30/2032 (a)                                                    9,000         8,920,534        9,000       8,919,372
ITLA Capital Statutory Trust IV, 6 month libor + 3.400%, due
  12/10/2032 (a)                                                    4,330         4,292,102        4,330       4,291,477
Lakeland Bancorp Capital Trust II, 5.710%, due 6/30/2033 (a)        9,000         8,959,637        9,000       8,959,088
Macatawa Statutory Trust I, 3 month libor + 3.050%, due
  7/15/2033 (a)                                                     9,000         9,000,000        9,000       9,000,000
Main Street Banks Statutory Trust II, 3 month libor + 3.250%,
  due 6/30/2033 (a)                                                 9,000         9,000,000        9,000       9,000,000
MainSource Statutory Trust II, 3 month libor + 3.250%, due
  4/1/2033 (a)                                                     14,000        14,000,000       14,000      14,000,000
MainSource Statutory Trust III, 3 month libor + 3.150%, due
  6/15/2033 (a)                                                     7,000         6,987,817        7,000       6,987,603
Mariner Capital Trust II, 3 month libor + 3.350%, due
  12/10/2037 (a)                                                    2,000         1,980,774        2,000       1,980,538
MBNA Capital B, 3 month libor + 0.800%, due 2/1/2027                7,000         6,629,000        7,000       6,090,000

                             Trapeza Funding II, LLC

                                    Unaudited

                                                                 PRINCIPAL                     PRINCIPAL
                                                                  AMOUNT       2004 FAIR        AMOUNT      2003 FAIR
                                                                  (000)          VALUE          (000)         VALUE
                                                                 ---------     ---------       ---------    ---------
INVESTMENTS IN TRUST PREFERRED SECURITIES - (100%) *
BANKS (80.14% AND 80.15%)* - CONTINUED
Merchants & Manufacturers Statutory Trust I, 3 month libor +
  3.350%, due 11/12/2032 (a)                                        2,000      2,000,000         2,000      2,000,000
Merchants and Manufacturers Statutory Trust II, 8.250%, due
  5/30/2033 (a)                                                     9,000      9,000,000         9,000      9,000,000
Mystic Financial Capital Trust II, 3 month libor + 3.250%, due
  2/15/2033 (a)                                                     7,000      6,923,354         7,000      6,922,045
Nara Capital Trust III, 3 month libor + 3.150%, due
  6/15/2033 (a)                                                     5,000      4,972,210         5,000      4,971,731
New Mexico Banquest Capital Trust I, 3 month libor + 3.350%,
  due 12/19/2032 (a)                                                9,000      9,066,494         9,000      9,067,609
North American Capital Trust I, 3 month libor + 3.35%, due
  11/15/2032 (a)                                                    5,000      5,120,308         5,000      5,122,361
Northrim Capital Trust I, 3 month libor + 3.150%, due
  5/15/2033 (a)                                                     8,000      7,916,149         8,000      7,914,700
Old Second Capital I, 7.800%, due 6/30/2033 (a)                     1,500      1,500,000         1,500      1,500,000
Orion Bancorp Inc Statutory Trust I, 3 month libor + 3.250%,
  due 5/5/2033 (a)                                                  9,000      9,000,000         9,000      9,000,000
Pacific Crest Capital Trust I, 6.335%, due 3/20/2033 (a)           13,330     13,485,058        13,330     13,486,985
Pacific Crest Capital Trust II, 6.580%, due 4/30/2033 (a)           6,000      6,023,102         6,000      6,023,373
Provident Capital Trust I, 8.600%, due 12/1/2026                    9,395      9,886,754         9,395      9,223,669
Provident Trust I, 8.290%, due 4/15/2028                            6,500      6,745,414         6,500      6,565,001
Red River Statutory Trust II, 3 month libor + 3.250%, due
  5/28/2033 (a)                                                     3,000      3,000,000         3,000      3,000,000
Seacoast Capital Trust II, 6.650%, due 4/7/2033 (a)                 5,000      5,000,000         5,000      5,000,000
South Financial Capital Trust II, 6 month libor + 3.625%, due
  7/30/2032 (a)                                                     6,500      6,436,875         6,500      6,435,831
Southcoast Capital Trust II, 3 month libor + 3.350%, due
  12/16/2032 (a)                                                    7,000      6,933,747         7,000      6,932,636
State National Capital Trust I, 3 month libor + 3.050%, due
  9/30/2033 (a)                                                     6,000      6,014,811         6,000      6,015,073
Stearns Financial Capital Trust, 3 month libor + 3.150%, due
  3/30/2033 (a)                                                    10,000      9,984,485        10,000      9,984,216
Sterling Bank Houston Texas, 7.375%, due 4/15/2013                 12,330     12,435,494        12,330     12,363,300
Sterling Bancshares Statutory Trust I, 3 month libor + 3.450%,
  due 8/30/2032 (a)                                                10,000     10,000,000        10,000     10,000,000
UCBH Capital Trust II, 3 month libor + 3.450%, due 11/7/2032 (a)    9,000      9,000,000         9,000      9,000,000
Umpqua Statutory Trust II Units, 3 month libor + 3.350%, due
  10/17/2032 (a)                                                    9,000      8,886,065         9,000      8,884,111
United Bancorporation of Wyoming Capital Trust I, 3 month libor
  + 3.100%, due 9/30/2033 (a)                                       6,000      6,011,696         6,000      6,011,901
VCBI Capital Trust II, 6 month libor + 3.300%, due
  12/19/2032 (a)                                                    1,670      1,659,776         1,670      1,659,604
Virginia Capital Trust II, 6 month libor + 3.300%, due
  12/19/2032 (a)                                                   13,330     13,248,814        13,330     13,247,446
Wesbanco Capital Trust II, 5.800%, due 6/30/2033 (a)                9,000      8,985,404         9,000      8,985,209
Woodforest Statutory Trust IV, 3 month libor + 3.250%, due
  3/3/2033 (a)                                                     10,000     10,000,000        10,000     10,000,000
                                                                             -----------                  -----------
Total Banks (amortized cost $553,379,484 and $556,896,380)                   557,954,087                  555,920,252
                                                                             -----------                  -----------

                             Trapeza Funding II, LLC

                                    Unaudited

                                                                 PRINCIPAL                     PRINCIPAL
                                                                  AMOUNT       2004 FAIR        AMOUNT      2003 FAIR
                                                                  (000)          VALUE          (000)         VALUE
                                                                 ---------     ---------       ---------    ---------
INVESTMENTS   IN  TRUST   PREFERRED   SECURITIES  -  (100%)  *
  (CONTINUED)
THRIFTS (19.86% AND 19.85%)
BankUnited Statutory Trust IV, 3 month libor + 3.400%, due
  11/14/2032 (a)                                                  6,000         6,000,000        6,000      6,000,000
BBC Capital Trust VI, 3 month libor + 3.350%, due
  12/10/2032 (a)                                                 15,000        14,862,123       15,000     14,860,136
BBC Capital Trust XII, 6.650%, due 4/7/2033 (a)                   3,670         3,670,000        3,670      3,670,000
Beal Financial Trust I, 6 month libor + 3.625%, due
  7/30/2032 (a)                                                   9,000         8,912,596        9,000      8,911,151
Beal Financial Trust II, 3 month libor + 3.350%, due
  3/27/2033 (a)                                                  13,000        12,889,932       13,000     12,888,086
Capital One Capital I, 3 month libor + 1.550%, due 2/1/2027       4,000         3,980,000        4,000      3,400,000
Coastal Financial Capital Trust I, 3 month libor + 3.050%,
  due 7/3/2033 (a)                                                9,000         9,080,066        9,000      9,081,503
Flagstar Statutory Trust IV, 6.750%, due 3/19/2033 (a)           22,330        22,235,082       22,330     22,233,989
Franklin Bank Capital Trust I, 3 month libor + 3.35%, due
  11/15/2032 (a)                                                  9,000         8,920,702        9,000      8,919,349
HFC Capital Trust IV, 6 month libor +3.350%, due
  11/15/2032 (a)                                                  6,550         6,408,292        6,550      6,405,987
IndyMac Capital Trust, 6.050%, due 7/11/2033 (a)                  9,000         8,973,149        9,000      8,972,806
Progress Capital Trust III, 3 month libor + 3.350%, due
  11/15/2032 (a)                                                  4,000         3,966,970        4,000      3,966,406
Sterling Capital Trust IV, 3 month libor + 3.150%, due
  5/15/2033 (a)                                                   9,000         8,968,409        9,000      8,967,864
Waypoint Capital Trust II, 3 month libor + 3.300%, due
  1/7/2033 (a)                                                    3,000         3,000,000        3,000      3,000,000
Waypoint Statutory Trust III, 3 month libor + 3.250%, due
  3/13/2033 (a)                                                  15,000        15,000,000       15,000     15,000,000
WSFS Capital Trust I, 3 month libor +2.500%, due 12/1/2028        1,500         1,425,000        1,500      1,365,001
                                                                             ------------                ------------
Total Thrifts (amortized cost $137,190,229 and $137,142,913)                  138,292,321                 137,642,278
                                                                             ------------                ------------
Total Investments in Trust Preferred Securities (amortized
cost $690,569,713 and $694,039,293)                                          $696,246,408                $693,562,530
                                                                             ============                ============


                                                                              FAIR VALUE                   FAIR VALUE
                                                                            ---------------              ---------------
INTEREST RATE SWAP AGREEMENTS
Credit Suisse First Boston                                                    $   972,087                  $  (416,463)
                                                                              -----------                  -----------
Total Interest Rate Swap Agreements                                           $   972,087                  $  (416,463)
                                                                              ===========                  ===========

*Amounts in parenthesis indicate percentage of investments in trust preferred securities.
(a) Private placement, illiquid securities, where amortized cost approximates fair value.

See accompanying notes to consolidated financial statements.

                             Trapeza Funding II, LLC
                      Consolidated Statements of Operations
                                    Unaudited

                                                                       YEAR ENDED DECEMBER 31,
                                                                      2004               2003
                                                                  -------------      -------------
INVESTMENT INCOME
Interest                                                          $  38,700,292      $  28,084,015
Reimbursement fees                                                            -            855,093
                                                                  -------------      -------------
TOTAL INVESTMENT INCOME                                              38,700,292         28,939,108
                                                                  -------------      -------------

EXPENSES
Interest                                                             23,374,628         16,375,576
Collateral management fees                                            1,741,272          1,195,421
Amortization                                                          1,559,366          1,034,381
Trustee fees                                                            249,125            139,278
Professional fees                                                       196,742            710,322
Administration fees                                                     104,762            102,243
Wages, payroll taxes and benefits                                             -            141,220
Travel, meals and entertainment                                               -             73,664
Overhead                                                                      -             73,615
Printing and copying                                                          -              3,214
Delivery services                                                             -                736
Other                                                                   293,664            356,292
                                                                  -------------      -------------
Total expenses                                                       27,519,559         20,205,962
                                                                  -------------      -------------
NET INVESTMENT INCOME                                                11,180,733          8,733,146
                                                                  -------------      -------------

Net realized gain (loss) and unrealized appreciation
  (depreciation) on investment transactions:
Net realized loss on investment transactions                         (3,616,391)                 -
Net unrealized appreciation (depreciation) on investments
  in trust preferred securities                                       6,153,459           (476,764)
Net unrealized appreciation (depreciation) on interest
  rate swap agreements                                                1,388,550            (61,789)
                                                                  -------------      -------------
Net realized gain (loss) and unrealized appreciation
  (depreciation) on investment transactions                           3,925,618           (538,553)
                                                                  -------------      -------------

Net income before minority interest                                  15,106,351          8,194,593
Minority interest                                                    12,226,236          6,110,384
                                                                  -------------      -------------
NET INCOME                                                        $   2,880,115      $   2,084,209
                                                                  ============       =============

See accompanying notes to consolidated financial statements.

                             Trapeza Funding II, LLC

            Consolidated Statements of Changes in Members' Interests

                     Years Ended December 31, 2004 and 2003

                                    Unaudited



Balance at January 1, 2003                                    $     26,500
   Placement costs                                                      (1)
   Offering costs                                                       (1)
   Net income                                                    2,084,209
   Distributions to members                                     (1,573,522)
                                                              ------------
Balance at December 31, 2003                                       537,185
   Net income                                                    2,880,115
   Distributions to members                                     (1,984,434)
                                                              ------------
Balance at December 31, 2004                                  $  1,432,866
                                                              ============


See accompanying notes to consolidated financial statements.

                             Trapeza Funding II, LLC
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                         YEAR ENDED DECEMBER 31,
                                                                        2004                  2003
                                                                   -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $   2,880,115         $    2,084,209
Adjustments to reconcile net income to net cash and cash
  equivalents provided by (used in) operating activities:
   Amortization of deferred debt issuance costs                        1,543,494              1,018,891
   Accretion of discount on investments in trust preferred
    securities                                                          (146,810)              (105,414)
   Minority interest                                                   4,201,771              8,024,947
   Net realized loss on investment transactions                        3,616,391                      -
   Net unrealized (appreciation) depreciation on investment
    transactions                                                      (7,542,009)               538,553
   Net change in operating assets and liabilities:
     Investment in trust preferred securities                                  -           (586,432,449)
     Interest receivable on trust preferred securities                  (328,266)            (1,504,284)
     Due from affiliate                                                        -                233,222
     Prepaid expenses                                                    (16,789)               (10,007)
     Other                                                                     -                    100
     Warehouse facility payable                                                -           (107,782,033)
     Interest payable                                                  1,271,404              5,942,581
     Professional fees                                                    22,406                (11,531)
     Collateral management fees                                          (48,198)               639,705
     Net interest payable to swap counterparty                          (665,169)             1,376,760
     Trustee fees                                                         (5,051)                73,471
     Accrued expenses                                                    (30,989)                (1,858)
                                                                   -------------         --------------
Net cash and cash equivalents provided by (used in) operating
  activities                                                           4,752,300           (675,915,137)
                                                                   -------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes                                                -            673,750,000
Principal payments on notes                                           (3,073,096)              (715,172)
Deferred debt issuance costs                                                   -            (17,994,692)
Proceeds from capital contributions, net of placement costs                    -                     (1)
Payments of offering costs                                                     -                     (1)
Distributions to members                                              (1,984,434)            (1,573,522)
                                                                   -------------         --------------
Net cash and cash equivalents (used in) provided by financing
  activities                                                          (5,057,530)           653,466,612
                                                                   -------------         --------------

Net decrease in cash and cash equivalents                               (305,230)           (22,448,525)
Cash and cash equivalents, beginning of year                          15,560,247             38,008,772
                                                                   -------------         --------------
Cash and cash equivalents, end of year                             $  15,255,017         $   15,560,247
                                                                   =============         ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                      $  22,976,508         $    9,056,235
                                                                   =============         ==============

See accompanying notes to consolidated financial statements.

                             Trapeza Funding II, LLC

              Notes to Consolidated Unaudited Financial Statements

                                December 31, 2004

1. ORGANIZATION AND PURPOSE

Trapeza Funding II, LLC ("Funding"), was organized on August 26, 2002 as a Delaware limited liability company. Funding commenced operations on November 1, 2002. Funding was organized for the purpose of being the general partner (the "General Partner"), of Trapeza Partners II L.P. (the "Partnership"). Per the partnership agreement, the limited partners have no right to remove Funding at any time. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

The Partnership was organized on September 27, 2002 as a Delaware limited partnership. The Partnership commenced operations on November 19, 2002. The Partnership was organized for the purpose of investing in membership interests and other securities to be issued by Trapeza CDO II, LLC ("Issuer II"), an affiliated collateralized debt obligation, which was formed by Funding. On May 15, 2003, Trapeza Note I, LLC ("Note I") was formed to issue Class BB fixed rate notes, purchase 100% of the membership interests of Issuer II and return a portion of equity to the Partnership for the purpose of investing in membership interests and other securities to be issued by Trapeza CDO III, LLC ("Issuer III"), an affiliated collateralized debt obligation. Issuer III closed on June 25, 2003. The Partnership has an 11-year term, which the General Partner may extend on a year-to-year basis.

All material intercompany transactions have been eliminated. Minority interest reflects the 99.99% of partners' interest of the limited partners of the Partnership. The consolidated entity is referred to as the "Company."

Funding and the Collateral Manager are owned equally by Financial Stocks, Inc. ("FSI") and Resource Financial Fund Management, Inc., a wholly owned subsidiary of Resource America, Inc. ("REXI") (collectively, the "Owners"). FSI is a Registered Investment Adviser under the Investment Advisers Act of 1940. REXI is a publicly traded company operating in energy, real estate and financial services sectors. The Owners and certain officers and directors of the Owners hold partnership interests of approximately 17% of the Partnership. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

                             Trapeza Funding II, LLC

1. ORGANIZATION AND PURPOSE (CONTINUED)

Issuer II and Issuer III's objective is to purchase, acquire, own, hold, sell, endorse, transfer, assign, pledge, finance, refinance, exchange, restructure, workout, advance and collect funds pursuant to and otherwise deal with and exercise rights of ownership with respect to the collateral of Issuer II and Issuer III, including other securities or equity interests owned from time to time by Issuer II and Issuer III, all in accordance with the terms of the indentures.

Trapeza Capital Management, LLC (the "Collateral Manager"), a Delaware limited liability company, is responsible for supervising and directing the investment the collateral of Issuer II and Issuer III. Issuer II and III are charged a collateral management fee by the Collateral Manager, who is affiliated with Funding through common ownership.

The business and affairs of Funding are managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of Funding, to make all decisions regarding those matters and to perform any activities customary or incident to the management of Funding's business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

BASIS OF ACCOUNTING

The Company's accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

CASH AND CASH EQUIVALENTS

The Company considers all demand deposits with banks and other highly liquid investments with original maturities of three months or less to be cash equivalents.

                             Trapeza Funding II, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT TRANSACTIONS

The Company records transactions on their trade dates. Realized gains and losses on investments are determined on the specific identification basis for financial accounting purposes. Interest is accrued as earned or incurred and includes the amortization/accretion of premiums and discounts on debt securities.

INVESTMENT VALUATION

Investments are carried at market or fair value. Securities for which market quotations are not readily available are valued by procedures adopted by Funding. In valuing investments in which market quotations are not readily available, Funding utilizes data from a variety of different sources, taking into account the characteristics of a security, any changes in the credit quality of the securities in the portfolio, the overall movement of interest rates and other factors which, in Funding's good faith and judgment, are relevant to the value of a security. For exchange-traded securities, management will obtain current market data and quotes from independent brokers.

The Company has invested a significant portion of the portfolio in private placement, illiquid issues having no ready market. At December 31, 2004, these securities aggregate $643,509,423 and have been valued in good faith by Funding as described in the preceding paragraph. Because of the inherent uncertainty of valuation, the fair values estimated by Funding may not necessarily represent the amounts that could be realized from sales or other dispositions of investments and the differences may be material.

CREDIT RISKS AND GENERAL LIQUIDITY CONSIDERATIONS

Investments in trust preferred securities are subject to credit, interest rate and liquidity risks. Adverse changes in the financial condition of an issuer of trust preferred securities or in general economic conditions or both may impair the ability of the issuer to make payments of principal and interest. Debt obligations are also subject to liquidity risk and the risk of market price fluctuations. Adverse changes in the financial condition of an issuer may affect the liquidity of the market for an issuer's securities and may reduce the market price of such securities. In addition, changes in general economic and regulatory conditions may affect the liquidity of the market for trust preferred securities in general and may reduce the values of some or all of the securities.

                             Trapeza Funding II, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OFFERING COSTS

During 2003, the Partnership incurred offering costs related to the closing of Issuer II and Issuer III of $247,867 and $192,446, respectively, of which $1 and $0 was allocated to Funding, respectively. These costs were charged directly to the partners' capital accounts.

ALLOCATION OF PROFITS AND LOSSES

The Company allocates profits to the members in proportion to their respective capital account balances until the cumulative profits for this current period and all prior fiscal years are equal to the cumulative losses allocated; thereafter, among the members in proportion to their respective units. Losses shall be allocated to the members in proportion to their respective capital account balances.

Funding's investment in the Partnership is accounted for based on its pro-rata share of its investment in the Partnership. Profits and losses from non-portfolio income are allocated to all members in proportion to their allocable shares. Twenty percent (20%) of the cumulative net profits from portfolio investments are allocated to Funding.

Non-portfolio income of the Partnership, consisting primarily of income earned on short-term investments, is allocated to all limited partners in proportion to their respective capital account balances prior to the allocation of any other item.

Portfolio income of the Partnership, consisting primarily of interest income and profits and losses from the sale of such investments, are allocated to all partners of the Partnership in proportion to their respective contributed capital of the Partnership in relation to total contributed capital, but 20% of the cumulative net profits otherwise allocable to all partners will be allocated to Funding, defined as the incentive allocation. For the years ended December 31, 2004 and 2003, Funding received an incentive allocation of $2,430,901 and $1,282,064, respectively.

TAXATION

The Company is treated as a partnership for Federal income tax purposes and, therefore, no provision for federal income tax is recorded.

                             Trapeza Funding II, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

3. CONTRIBUTIONS, WITHDRAWALS AND DISTRIBUTIONS

As of December 31, 2004, the Company has 100 membership units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds. For the years ended December 31, 2004 and 2003, the Company received no contributions from the members.

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. For the years ended December 31, 2004 and 2003, the Company made distributions of $1,984,434 and $1,573,522, respectively, to the members.

In accordance with the partnership agreement, each partner has contributed a specified amount of capital which is set forth in the partnership agreement. No limited partner is required to contribute any capital in excess of its commitment. As of December 24, 2002, all commitments of the Partnership were fully funded.

A limited partner will not have the right to redeem its interest in the Partnership. Funding, in its sole discretion, may redeem all or part of the partnership interest of any limited partner, for an amount equal to the capital account of the partnership interest being redeemed, if the limited partner consents to such redemption and all redemptions in any year do not exceed five percent of the aggregate allocable percentage of all limited partners.

                             Trapeza Funding II, LLC

3. CONTRIBUTIONS, WITHDRAWALS AND DISTRIBUTIONS (CONTINUED)

Funding will cause the Partnership to distribute the lesser of (i) ninety percent (90%) of cash available from profits and (ii) all cash then available to the partnership less any reserves for partnership expenses or liabilities. All other distributions will be at the discretion of Funding. Funding will determine at its sole discretion the source of funds for all distributions. For the years ended December 31, 2004 and 2003, the Partnership made distributions of $8,138,564 and $3,689,493, respectively, to the partners.

4. ISSUER II

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs of $9,831,231 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is the period ending with the distribution date occurring in April 2013, as defined in the indenture ("Indenture II"). Amortization of deferred debt issuance costs commenced on March 11, 2003.

COLLATERAL MANAGEMENT AND TRUSTEE FEES

Pursuant to a collateral management agreement, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For the years ended December 31, 2004 and 2003, total collateral management fees were $993,352 and $805,788, respectively, and are included in total collateral management fees reflected on the consolidated statements of operations.

Pursuant to a trustee agreement, the trustee is entitled to a semiannual fee, on each distribution date, equal to 0.023625% per annum of the sum of the aggregate principal amount of the investments plus cash and cash equivalents at the beginning of the period relating to such distribution dates, an annual fee of $15,000, and reimbursement of out of pocket expenses. For the years ended December 31, 2004 and 2003, total trustee fees were $114,226 and $94,607, respectively, and are included in total trustee fees reflected on the consolidated statements of operations.

                             Trapeza Funding II, LLC

4. ISSUER II (CONTINUED)

NOTES PAYABLE

On March 11, 2003, Issuer II issued notes (the "Notes") at their respective principal values, which are secured by Issuer II's investments and are non-recourse to the Company.

At December 31, 2004 and 2003, Notes outstanding consisted of the following:

                    2004 PRINCIPAL        2003 PRINCIPAL          INTEREST RATE            STATED MATURITY
                   ------------------    ------------------    ---------------------      ------------------
Class A1A Notes     $    131,999,114      $    131,999,496     Libor + 0.65% until         October 5, 2033
                                                                 the distribution
                                                                date in April 2013
                                                                and Libor + 1.30%
                                                                    thereafter

Class A1B Notes     $    100,000,000      $     99,999,618        Libor + 0.88%            October 5, 2033

Class B Notes       $     27,000,000      $     27,000,000        Libor + 0.70%            October 5, 2033

Class C-1           $     43,500,000      $     43,500,000        Libor + 1.90%            October 5, 2033
Floating Notes

Class C-2 Fixed     $     54,800,000      $     54,800,000       5.20% until the           October 5, 2033
Notes                                                           distribution date
                                                                in April 2008 and
                                                                  Libor + 1.90%
                                                                    thereafter

Class D Notes       $     18,450,000      $     18,450,000        Libor + 2.65%            October 5, 2033

Holders of the Notes are to receive semiannual interest payments on October 5 and April 5, commencing in October 2003 (the "Initial Payment Date"). The order of payment will be first to Class A1A, second, Class A1B, third, Class B, fourth to Class C, and fifth Class D of notes being senior to each of the other classes of notes. No payments of interest on any class of notes will be made until all accrued and unpaid interest on the notes of each class that is senior to a class and that remain outstanding has been paid in full. No payment of principal of any class of notes will be made until the principal of, and all accrued and unpaid interest, on the notes of each class that is senior to such class and that remain outstanding have been paid in full.

                             Trapeza Funding II, LLC

4. ISSUER II (CONTINUED)

NOTES PAYABLE (CONTINUED)

In the event that the coverage tests, as defined in Indenture II, are not satisfied as of any distribution date, each class of notes may be redeemed in the manner specified in Indenture II.

Principal payments will be made in the following manner. First, payment of principal of the Class A1A notes until the Class A1A notes have been paid in full. Next, payment of principal on the Class A1B notes until the Class A1B notes have been paid in full. Next, payment of principal of the Class B notes until the Class B notes have been paid in full. Next, payment of principal of the Class C notes until Class C notes have been paid in full. Next, payment of principal of the Class D notes. Finally, the remainder to the members as a dividend on the members' interests or as a return of capital of the members' interests as provided in Issuer II's Agreement ("Agreement II").

If on any distribution date, the amount available in the payment account from amounts received in the related due period are insufficient to make the full amount of the disbursements required by the priority of payments to different persons, the trustee will make the disbursements ratably in accordance with Indenture II.

If the notes and the member's interests have not been released prior to October 5, 2033, it is expected that Issuer II or Collateral Manager, acting on behalf of Issuer II, will sell all of the investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest (including any defaulted interest and interest on defaulted interest, any Class C deferred interest and interest on any Class C deferred interest and any Class D deferred interest and interest on any Class D deferred interest) and principal of the notes, will be distributed to the members in accordance with Agreement II.

                             Trapeza Funding II, LLC

4. ISSUER II (CONTINUED)

ACCELERATION OF MATURITY AND REDEMPTION

Indenture II provides for an acceleration of maturity or redemption of all of the senior notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) failure of Issuer II to pay interest for a period of three business days on any Class A or B senior Notes, b) failure of Issuer II to pay principal of any senior Note when such payment becomes due and payable at its stated maturity or redemption date, c) failure of Issuer II, on any distribution date to disburse amounts available to the interest collection account or principal collection account in accordance with the order of the priority of payments set forth in Indenture II, which continues for three business days, d) Issuer II or pool of collateral becomes an investment company required to be registered under the Investment Company Act, e) default in performance, or a breach, of any other covenant or other agreement of Issuer II under the Indenture II or any representation of warranty of Issuer II made in Indenture II or in any certificate or other writing proves to be incorrect in any material respect when made, and in both clauses, the continuation of such default or breach for a period of thirty days after Issuer II or the Collateral Manager has actual knowledge that such default or breach has occurred or after written notice to Issuer II and the Collateral Manager by the trustee, or to Issuer II, the Collateral Manager and the Trustee by the holders of at least 25% in aggregate outstanding principal amount of the Notes of the controlling class or hedge counterparty, f) one or more final judgments being rendered against Issuer II that exceed, in the aggregate, $5,000,000, and which remain unstayed, undischarged and unsatisfied for thirty days after such judgment(s) becomes nonappealable, unless adequate funds have been reserved or set aside for the payment thereof, and g) failure, on any measurement date, to cause the Class A/B overcollateralization ratio to be equal to or greater than 100%. Each of these conditions is further described in Indenture II.

5. NOTE I

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs of $300,000 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is April 2010, as defined in the fiscal and collateral agency agreement ("Note Agreement"), assuming all scheduled principal payments are made when due. Amortization of deferred debt issuance costs commenced on May 15, 2003.

                             Trapeza Funding II, LLC

5. NOTE I (CONTINUED)

NOTES PAYABLE

On May 15, 2003, Note I issued Notes at their respective principal value, which are secured by Note I's investments and are non-recourse to the Company.

At December 31, 2004 and 2003, the Notes outstanding consisted of the following:

                                                                      INTEREST
                           2004 PRINCIPAL       2003 PRINCIPAL          RATE            STATED MATURITY
                          ----------------    ------------------     ------------    -----------------------
Class BB Notes             $    7,857,143      $      9,285,714        11.00%           October 5, 2033

Holders of the Notes are to receive semiannual interest payments on October 5 and April 5, commencing in October 2003 (the "Initial Payment Date"). On each payment date, in addition to scheduled interest, Note I shall prepay the scheduled principal to the holders of the notes, if and only to the extent Note I receives payments on membership interests and funds available on deposit in the note collection account to pay scheduled principal. If Note I fails to pay any of the scheduled principal due to insufficient funds received by Note I in respect to the membership interests, such unpaid scheduled principal shall not be considered "due and payable" for any purposes hereunder and will be deferred until such date as Note I receives sufficient payments.

In the event that the coverage tests, as defined in the Note Agreement, are not satisfied as of any distribution date, the notes may be redeemed in the manner specified in the Note Agreement.

If the notes and the members' interests have not been released prior to October 5, 2033, it is expected that Note I or Collateral Manager, acting on behalf of the Note I, will sell all of the investments and all eligible investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest and principal of the notes, will be distributed to the members in accordance with the Note Agreement.

The Note Agreement provides for an option by holders of more than 50% of the notes outstanding an acceleration of maturity or redemption of all of the notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) Note I fails to perform its obligations under the Note Agreement, and such failure could

                             Trapeza Funding II, LLC

5. NOTE I (CONTINUED)

NOTES PAYABLE (CONTINUED)

reasonably be expected to have a material adverse effect on the interest of the holders and has not been cured within thirty days after the date of an officer obtaining actual knowledge of such default, or, b) a court or governmental authority of competent jurisdiction enters an order appointing, without consent of Note I, a custodian, receiver, trustee or each officer with similar powers with respect to Note I or with respect to any substantial part of Note I's property, or constituting an order for relief or reorganization or any petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of Note I, or any such petition shall be filed against the issuer and such petition shall not be dismissed within sixty days.

6. ISSUER III

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs of $7,863,460 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is the period ending with the distribution date occurring in July 2013, as defined in the indenture ("Indenture III"). Amortization of deferred debt issuance costs commenced on June 25, 2003.

COLLATERAL MANAGEMENT AND TRUSTEE FEES

Pursuant to a collateral management agreement, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in Indenture III. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For the years ended December 31, 2004 and 2003, total collateral management fees were $747,920 and $389,633, respectively, and are included in total collateral management fees reflected on the consolidated statements of operations.

                             Trapeza Funding II, LLC

6. ISSUER III (CONTINUED)

COLLATERAL MANAGEMENT AND TRUSTEE FEES (CONTINUED)

Pursuant to a trustee agreement, the trustee is entitled to a semiannual fee, on each distribution date, equal to 0.0225% per annum of the sum of the aggregate principal amount of the investments plus cash and cash equivalents at the beginning of the period relating to such distribution dates, as defined in Indenture III. For the years ended December 31, 2004 and 2003, total trustee fees were $83,874 and $44,671, respectively, and are included in total trustee fees reflected on the consolidated statements of operations.

NOTES PAYABLE

On June 25, 2003, Issuer III issued Notes at their respective principal values, which are secured by Issuer III's investments and are non-recourse to the Company.

At December 31, 2004 and 2003, the Notes outstanding consisted of the following:

                                                                   INTEREST
                      2004 PRINCIPAL       2003 PRINCIPAL           RATE          STATED MATURITY
                     -----------------    -----------------      ------------   ---------------------
Class A1A Notes       $   108,497,331      $   108,500,000         Libor +        January 20, 2034
                                                                    0.63%

Class A1B Notes       $    71,500,000      $    71,500,000         Libor +        January 20, 2034
                                                                    0.85%

Class B Notes         $    25,000,000      $    25,000,000        See Class       January 20, 2034
                                                                    B note

Class C-1 Notes       $    31,250,000      $    31,250,000         Libor +        January 20, 2034
                                                                    1.75%

Class C-2 Notes       $    31,250,000      $    31,250,000         Libor +        January 20, 2034
                                                                    1.75%

Class D Notes         $    13,715,288      $    14,500,000         Libor +        January 20, 2034
                                                                    2.65%

Class E Notes         $     6,857,142      $     8,000,000         10.00%         January 20, 2034

                             Trapeza Funding II, LLC

6. ISSUER III (CONTINUED)

NOTES PAYABLE (CONTINUED)

Pursuant to the terms of the Class B agency agreement, the holders of the Class B Notes will be entitled to receive interest, certain third parties will be entitled to receive compensation, at an aggregate, floating rate per annum not to exceed Libor plus 1.05% in the aggregate after taking into consideration the effect of a basis swap to be entered into in connection with the Class B Notes.

Holders of the Notes are to receive semiannual interest payments on January 20 and July 20, commencing in January 2004 (the "Initial Payment Date"). The order of payment will be first to Class A1A, second, Class A1B, third, Class B, fourth, Class C (includes Class C-1 and Class C-2), fifth to Class D and sixth to Class E with each Class of Notes being senior to each of the other classes of notes. No payments of interest on any class of Notes will be made until all accrued and unpaid interest on the Notes of each class that is senior to a class and that remain outstanding has been paid in full. No payment of principal of any class of Notes will be made until the principal of, and all accrued and unpaid interest, on the Notes of each class that is senior to such class and that remain outstanding have been paid in full.

In the event that the coverage tests, as defined in Indenture III, are not satisfied as of any distribution date, each class of Notes may be redeemed in the manner specified in Indenture III.

Principal payments will be made in the following manner. First, payment of principal of the Class A1A Notes until the Class A1A Notes have been paid in full. Next, payment of principal on the Class A1B Notes until the Class A1B Notes have been paid in full. Next, payment of principal on the Class B Notes until the Class B Notes have been paid in full. Next, payment of principal of the Class C Notes until the Class C Notes have been paid in full. Next, payment of principal of the Class D Notes. Next, payment of principal of the Class E Notes. Finally, the remainder to the members as a dividend on the members' interests or as a return of capital of the members' interests as provided in the Trapeza CDO III, LLC Agreement ("Agreement III").

If on any distribution date, the amount available in the payment account from amounts received in the related due period are insufficient to make the full amount of the disbursements required by the priority of payments to different persons, the trustee will make the disbursements ratably in accordance with Indenture III.

                             Trapeza Funding II, LLC

6. ISSUER III (CONTINUED)

NOTES PAYABLE (CONTINUED)

If the Notes and the members' interests have not been released prior to January 20, 2034, it is expected that Issuer III or Collateral Manager, acting on behalf of Issuer III, will sell all of the investments and all eligible investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest (including any defaulted interest and interest on defaulted interest, any Class C deferred interest and interest on any Class C deferred interest and any Class D deferred interest and interest on any Class D deferred interest and any Class E deferred interest and interest on any Class E deferred interest) and principal of the Notes, will be distributed to the members in accordance with the Agreement III.

ACCELERATION OF MATURITY AND REDEMPTION

Indenture III provides for an acceleration of maturity or redemption of all of the senior Notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) failure of Issuer III to pay interest for a period of three business days on any Class A or B senior Notes, b) failure of Issuer III to pay principal of any senior Note when such payment becomes due and payable at its stated maturity or redemption date, c) failure of Issuer III, on any distribution date to disburse amounts available to the interest collection account or principal collection account in accordance with the order of the priority of payments set forth in Indenture III, which continues for three business days, d) Issuer III or pool of collateral becomes an investment company required to be registered under the Investment Company Act, e) default in performance, or a breach, of any other covenant or other agreement of Issuer III under Indenture III or any representation of warranty of Issuer III made in Indenture III or in any certificate or other writing proves to be incorrect in any material respect when made, and in both clauses, the continuation of such default or breach for a period of thirty days after Issuer III or the General Partner has actual knowledge that such default or breach has occurred or after written notice to Issuer III and the General Partner by the trustee, or to Issuer III, the General Partner and the Trustee by the holders of at least 25% in aggregate outstanding principal amount of the Notes of the controlling class or hedge counterparty, f) one or more final judgments being rendered against Issuer III that exceed, in the aggregate, $5,000,000, and which remain unstayed, undischarged and unsatisfied for thirty days after such judgment(s) becomes nonappealable, unless adequate funds have been reserved or set aside for the payment thereof, and g) failure, on any measurement date, to cause the Class A/B overcollateralization ratio to be equal to or greater than 100%. Each of these conditions is further described in Indenture III.

                             Trapeza Funding II, LLC

7. INTEREST RATE SWAP AGREEMENTS

The Company maintains a policy of valuing its securities positions and derivative instruments at market or fair values, with the resulting unrealized gain or loss included in the consolidated statements of operations.

A swap is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified amount of an underlying asset or otherwise determined notional amount.

Risks may arise as a result of the failure of the counterparty to the swap agreement. The loss incurred by the failure of a counterparty is generally limited to the net payment to be received by the Company and/or the termination value at the end of the agreement. Therefore, the Company considers the creditworthiness of each counterparty to a swap agreement in evaluating potential credit risk. Additionally, risks may arise from unanticipated movements in interest rates.

The Company records a net receivable or payable for the net income or expense expected to be received or paid in the interest period. Net amounts received or paid on swap agreements are recorded as interest income or interest expense on the consolidated statements of operations. The amount recorded as interest income on basis swap agreements for the years ended December 31, 2004 and 2003 totaled $153,097 and $70,267, respectively.

The Company entered into interest rate swap agreements with Credit Suisse First Boston ("CSFB") for the purpose of hedging interest rate and cash flow risk between the fixed-rate investments and floating-rate investments.

                             Trapeza Funding II, LLC

7. INTEREST RATE SWAP AGREEMENTS (CONTINUED)

At December 31, 2004 and 2003, the Company had nine interest rate swap agreements outstanding with CSFB, which pay as follows:

                                   FLOATING RATE       RATE/AMOUNT PAID               DECEMBER 31
    NOTIONAL         MATURITY       RECEIVED BY             BY THE               2004              2003
     AMOUNT            DATE         THE COMPANY             COMPANY           FAIR VALUE        FAIR VALUE
 ----------------    ---------    -----------------    ------------------    --------------    -------------
   $ 3,330,000        4/5/10      6 month Libor             7.375%            $   11,970       $    2,132
                                    + 3.4425%
     8,670,000        4/5/08      6 month Libor              6.65%                50,098          (29,155)
                                     + 3.30%
    13,330,000        4/5/08      6 month Libor              6.75%                54,714          (73,464)
                                     + 3.35%
    13,330,000        4/5/08      6 month Libor              6.335%              239,893          164,243
                                     + 3.35%
    13,330,000        4/5/08      6 month Libor              8.10%               106,241           (9,353)
                                     + 4.69%
    47,330,000        4/5/08      6 month Libor              6.952%             (173,298)        (732,678)
                                     + 3.32%
    69,500,000       7/20/08      6 month Libor              6.35%             1,025,085          468,036
                                     + 3.25%
    25,000,000       7/20/13      6 month Libor         6 month Libor +         (355,381)        (312,663)
                                    + 1.0875%                1.05%
     9,000,000       7/20/08      6 month Libor              6.05%               199,715          160,176
                                     + 3.145%
                                                                              ----------       ----------
                                                                              $1,159,037       $ (362,726)
                                                                              ==========       ==========

At December 31, 2004 and 2003, the Company had one interest rate cap agreement outstanding with CSFB, which pays on a semi-annual basis as follows:

                                   FLOATING RATE       RATE/AMOUNT PAID               DECEMBER 31
    NOTIONAL         MATURITY       RECEIVED BY             BY THE               2004              2003
     AMOUNT            DATE         THE COMPANY             COMPANY           FAIR VALUE        FAIR VALUE
 ----------------    ---------    -----------------    ------------------    --------------    -------------
   $82,000,000        4/5/07           N/A                  $69,000             (186,950)         (53,737)

8. RELATED PARTY TRANSACTIONS

During 2003, Issuer II paid a one-time contractually determined reimbursement fee $1,000,000 to Funding in connection with the formation of Issuer II. Issuer II also paid a one-time contractually determined reimbursement fee for roadshow expenses to Funding of $10,000.

During 2003, Issuer III paid a one-time contractually determined reimbursement fee of $900,000 to Trapeza Funding III, LLC in connection with the formation of Issuer III. Issuer III also paid a one-time contractually determined reimbursement fee for roadshow expenses to Trapeza Funding III, LLC of $10,000.

                             Trapeza Funding II, LLC

8.   RELATED PARTY TRANSACTIONS (CONTINUED)

The Partnership pays Funding an administration fee (payable semi-annually in advance) equal to one and one-half percent (1.5%) per annum of the aggregate capital accounts of the limited partners, which will be used to cover management fees and other ordinary and recurring administrative and related operating expenses. For the years ended December 31, 2004 and 2003, administration fees totaled $615,848 and $601,034, respectively. The Partnership also reimbursed Funding for $78,315 for certain fees paid on behalf of the Partnership for the year ended December 31, 2003.

In exchange for interests sold on behalf of the Partnership, Funding pays external broker-dealers an administration fee, equal to the percentage of equity raised by the broker-dealer multiplied by one-third of the total administration fee being charged by Funding to the Partnership. For the years ended December 31, 2004 and 2003, total administration fee expense equaled $104,762 and $102,243, respectively.

                                                                     Schedule e)










    TRAPEZA FUNDING III, LLC

    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Years ended December 31, 2005 and 2004

                            Trapeza Funding III, LLC

                        Consolidated Financial Statements

                     Years ended December 31, 2005 and 2004

                                    Unaudited




                                    CONTENTS


Consolidated Statements of Financial Condition................................3
Consolidated Schedules of Investments.........................................4
Consolidated Statements of Operations.........................................6
Consolidated Statements of Changes in Members' Interests......................7
Consolidated Statements of Cash Flows.........................................8
Notes to Consolidated Financial Statements....................................9

                            Trapeza Funding III, LLC

                 Consolidated Statements of Financial Condition

                                    Unaudited

                                                                            DECEMBER 31
                                                                     2005                 2004
                                                                --------------        --------------
ASSETS
Cash and cash equivalents                                       $    7,360,269        $    5,453,128
Prepaid expenses                                                        28,617                27,260
Investments in trust preferred securities, at fair value
  (amortized cost $399,499,096 and $399,481,628)                   400,172,908           400,145,681
Deferred debt issuance costs (net of accumulated amortization
  of $1,730,717 and $917,401)                                        7,729,905             8,543,221
Interest receivable on trust preferred securities                      800,625               617,180
Net interest receivable from swap counterparty                          85,208                -
Unrealized appreciation on swap agreements                           3,073,174             1,159,571
Other                                                                  142,966               132,998
                                                                --------------        --------------
Total Assets                                                    $  419,393,672        $  416,079,039
                                                                ==============        ==============

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
   Class A1A Notes                                              $  144,996,417        $  144,996,417
   Class A1B Notes                                                  95,000,000            95,000,000
   Class B Notes                                                    33,000,000            33,000,000
   Class C-1 Notes                                                  44,500,000            44,500,000
   Class C-2 Notes                                                  44,500,000            44,500,000
   Class D Notes                                                    13,500,000            13,750,000
   Class E Notes                                                     7,142,856             8,571,428
   Interest payable                                                  2,124,435             1,517,483
   Professional fees                                                    93,275                86,965
   Collateral management fees                                          122,222               122,222
   Net interest payable to swap counterparty                                 -                64,656
   Trustee fees                                                         13,535                13,160
   Accrued expenses                                                    183,466               172,549
                                                                --------------        --------------
Total Liabilities                                                  385,176,206           386,294,880
                                                                --------------        --------------

Minority interest                                                   32,951,996            29,151,590

Members' Interests                                                   1,265,470             632,569
                                                                --------------        --------------
Total Liabilities and Members' Interests                        $  419,393,672        $  416,079,039
                                                                ==============        ==============

See accompanying notes to consolidated financial statements.

                            Trapeza Funding III, LLC

                      Consolidated Schedules of Investments

                                    Unaudited

                                                                                 DECEMBER 31, 2005            DECEMBER 31, 2004
                                                                             -------------------------    --------------------------
                                                                               PRINCIPAL      FAIR         PRINCIPAL        FAIR
                                                                             AMOUNT (000)     VALUE       AMOUNT (000)      VALUE
                                                                             ------------  -----------    ------------   -----------
INVESTMENTS IN TRUST PREFERRED SECURITIES - (100%) *
BANKS (85.84% AND 85.84%)*
Alabama National  Statutory Trust III, 3 month libor + 3.050%, due
  9/26/2033 (a)                                                                 $11,210    $11,210,000      $11,210      $11,210,000
Ambank Holdings Capital Trust I, 3 month libor + 3.150%, due 6/30/2033 (a)        9,000      8,936,265        9,000        8,935,326
Arrow Capital Statutory Trust II, 6.530%, due 7/23/2033 (a)                      10,000     10,000,000       10,000       10,000,000
Cathay Capital Trust I, 3 month libor + 3.150%, due 6/30/2033 (a)                10,450     10,450,000       10,450       10,450,000
CB Trico Capital Trust, 3 month libor + 3.050%, due 10/20/2033 (a)               10,000     10,000,000       10,000       10,000,000
Centerstate  Banks  Florida  Statutory  Trust I, 3 month libor + 3.050%,
  due 9/22/2033 (a)                                                              10,000     10,000,000       10,000       10,000,000
Corus Statutory Trust II, 3 month libor + 3.100%, due 6/30/2033 (a)              11,000     10,916,638       11,000       10,915,400
F.N.B. Statutory Trust I, 3 month libor + 3.250%, due 3/31/2033 (a)               1,000      1,000,000        1,000        1,000,000
FBR Capital Trust I, 3 month libor + 3.250%, due 3/30/2033 (a)                    1,000        992,309        1,000          992,196
FBR Capital Trust II, 3 month libor + 3.100%, due 9/30/2033 (a)                  11,000     11,014,878       11,000       11,015,094
First  Community  / CA  Statutory  Trust  VI,  3 month  libor +  3.050%,
  due 9/15/2033 (a)                                                              10,000     10,105,239       10,000       10,106,805
First Financial OH Statutory Trust II, 3 month libor + 3.100%, due
  9/30/2033 (a)                                                                  11,000     11,000,000       11,000       11,000,000
First  Group  Capital  Statutory  Trust  VII,  3 month  libor +  2.900%, due
  10/30/2033 (a)                                                                 12,000     12,065,017       12,000       12,066,063
First South Preferred Trust I, 3 month libor + 2.950%, due 9/30/2033 (a)         10,000     10,059,839       10,000       10,060,736
FNB Statutory Trust I, 3 month libor + 3.250%, due 3/31/2033 (a)                 11,000     11,000,000       11,000       11,000,000
Heartland Financial Statutory Trust III, 8.250%, due 10/10/2033 (a)              11,000     11,000,000       11,000       11,000,000
Iberiabank Statutory Trust II, 3 month libor + 3.150%, due 6/17/2033 (a)          1,000      1,004,610        1,000        1,004,679
Industry  Bancshares  Capital Trust II, 3 month libor + 3.050%, due
  8/30/2033 (a)                                                                   2,000      1,971,045        2,000        1,970,604
James Monroe Statutory Trust II, 3 month libor + 3.100%, due 7/31/2033 (a)        4,000      4,000,000        4,000        4,000,000
Lakeland Bancorp Capital Trust II, 5.710%, due 6/30/2033 (a)                     11,000     10,951,180       11,000       10,950,462
Lakeland Statutory Trust II, 3 month libor + 3.050%, due 10/1/2033 (a)           12,000     12,000,000       12,000       12,000,000
Lone Star National  Capital  Trust II, 3 month libor + 2.950%, due
  9/30/2033 (a)                                                                  10,000     10,057,909       10,000       10,058,776
Macatawa Statutory Trust I, 3 month libor + 3.050%, due 7/15/2033 (a)            11,000     11,000,000       11,000       11,000,000
Main Street Banks Statutory  Trust II, 3 month libor + 3.250%, due
  6/30/2033 (a)                                                                   9,000      9,000,000        9,000        9,000,000
Mariner Capital Trust IV, 3 month libor + 3.050%, due 8/30/2033 (a)              12,000     12,053,077       12,000       12,053,884
Merchants and Manufacturers Statutory Trust II, 8.250%, due 5/30/2033 (a)         1,000      1,000,000        1,000        1,000,000
Merchants and Manufacturers Statutory Trust III, 8.250%, due 10/15/2033 (a)       3,500      3,500,000        3,500        3,500,000
Merchants and Manufacturers  Statutory Trust IV, 3 month libor + 2.950%, due
  10/15/2033 (a)                                                                  7,500      7,500,000        7,500        7,500,000
National  Bancshares  Capital Trust II, 3 month libor + 3.000%, due
  9/15/2033 (a)                                                                   7,000      7,004,279        7,000        7,004,343
Orion Bancorp,  Inc.  Statutory Trust I, 3 month libor + 3.250%, due
  5/5/2033 (a)                                                                   11,000     11,000,000       11,000       11,000,000
Ozark Capital Statutory Trust II, 3 month libor + 2.900%, due 9/29/2033 (a)       6,000      6,000,000        6,000        6,000,000
Raton Capital Trust I, 3 month libor + 2.900%, due 9/30/2033 (a)                  5,000      5,048,242        5,000        5,048,971
Salin Statutory Trust I, 3 month libor + 2.950%, due 10/17/2033 (a)              11,000     11,000,000       11,000       11,000,000
Sleepy Hollow Capital Trust I, 3 month libor + 3.050%, due 8/30/2033 (a)          4,000      4,013,510        4,000        4,013,716
SNB Capital Trust IV, 3 month libor + 3.000%, due 9/30/2033 (a)                   5,000      5,028,481        5,000        5,028,904
Southside Statutory Trust III, 3 month libor + 2.940%, due 9/4/2033 (a)          12,000     12,000,000       12,000       12,000,000
St. Josephs Financial Capital Trust I, 3 month libor + 3.050%, due
  7/11/2033 (a)                                                                   3,000      3,036,681        3,000        3,037,227
Sterling Bank Houston Texas, 7.375%, due 4/15/2013 (a)                            4,670      4,670,000        4,670        4,670,000
Summit  Bank  Corporation  Capital  Trust  I, 3  month  libor +  3.100%, due
  9/30/2033 (a)                                                                  12,000     11,939,140       12,000       11,938,252
United  Bancorporation  of Wyoming  Capital  Trust I, 3 month libor + 3.100%,
  due 9/30/2033 (a)                                                               9,000      9,028,981        9,000        9,029,404
Wesbanco Capital Trust II, 5.800%, due 6/30/2033 (a)                              4,000      3,993,579        4,000        3,993,486
West Bancorporation Capital Trust I, 6.975%, due 7/18/2033 (a)                   11,000     10,943,954       11,000       10,943,302
Wintrust Capital Trust III, 3 month libor + 3.250%, due 4/7/2033 (a)              5,000      5,000,000        5,000        5,000,000
                                                                                           -----------                   -----------
Total Banks (amortized cost $343,494,853 and $343,497,630)                                 343,494,853                   343,497,630
                                                                                           -----------                   -----------

                            Trapeza Funding III, LLC

                                    Unaudited

                                                                                 DECEMBER 31, 2005            DECEMBER 31, 2004
                                                                             -------------------------    --------------------------
                                                                               PRINCIPAL      FAIR         PRINCIPAL        FAIR
                                                                             AMOUNT (000)     VALUE       AMOUNT (000)      VALUE
                                                                             ------------  -----------    ------------   -----------
INVESTMENTS IN TRUST PREFERRED SECURITIES - (100%) * (CONTINUED)
THRIFTS (14.16% AND 14.16%)
BankSouth of Georgia Statutory Trust I, 3 month libor + 3.150%, due
  9/23/2033 (a)                                                              $    5,000    $ 5,000,000      $ 5,000       $5,000,000
BSC Capital Trust I, 3 month libor + 2.900%, due 9/30/2033 (a)                   12,000     12,033,000       12,000       12,033,496
Capital One Capital I, 3 month libor + 1.550%, due 2/1/2027                       3,000      3,015,000        3,000        2,985,002
Coastal Capital Trust II, 3 month libor + 3.050%, due 6/23/2033 (a)              10,000      9,970,082       10,000        9,969,634
Coastal  Financial  Capital  Trust I, 3 month  libor +  3.050%, due
  7/3/2033 (a)                                                                    6,000      6,052,897        6,000        6,053,685
Flagstar Statutory III, 6.550%, due 4/7/2033 (a)                                  5,000      5,000,000        5,000        5,000,000
Flagstar Statutory Trust IV, 6.750%, due 3/19/2033 (a)                            2,670      2,646,006        2,670        2,645,707
IndyMac Capital Trust V, 6.050%, due 7/11/2033 (a)                               12,000     11,964,543       12,000       11,964,055
Sterling Capital Trust IV, 3 month libor + 3.150%, due 5/15/2033 (a)              1,000        996,527        1,000          996,472
                                                                                          ------------                  ------------
Total Thrifts (amortized cost $56,004,243 and $55,983,998)                                  56,678,055                    56,648,051
                                                                                          ------------                  ------------
Total Investments in Trust Preferred Securities (amortized cost
  $399,499,096 and $399,481,628)                                                          $400,172,908                  $400,145,681
                                                                                          ============                  ============


                                                                                           FAIR VALUE                    FAIR VALUE
                                                                                          ------------                  ------------
INTEREST RATE SWAP AGREEMENTS
Credit Suisse First Boston                                                                $  3,073,174                  $  1,159,571
                                                                                          ------------                  ------------
Total Interest Rate Swap Agreements                                                       $  3,073,174                  $  1,159,571
                                                                                          ============                  ============


*Amounts in parenthesis indicate percentage of investments in trust preferred securities.
(a) Private placement, illiquid securities, where amortized cost approximates fair value.


See accompanying notes to consolidated financial statements.

                            Trapeza Funding III, LLC

                      Consolidated Statements of Operations

                                    Unaudited

                                                                       YEAR ENDED DECEMBER 31,
                                                                      2005              2004
                                                                  -------------     -------------
INVESTMENT INCOME
   Interest                                                       $  26,594,501     $  20,405,244

EXPENSES
   Interest                                                          17,283,476        13,055,196
   Collateral management fees                                         1,000,000         1,000,201
   Amortization                                                         813,316           875,352
   Trustee fees                                                         121,365           118,989
   Professional fees                                                    109,620           103,665
   Administration fees                                                   32,858            29,672
   Other                                                                203,786           230,339
                                                                  -------------     -------------
Total expenses                                                       19,564,421        15,413,414
                                                                  -------------     -------------
NET INVESTMENT INCOME                                                 7,030,080         4,991,830
                                                                  -------------     -------------

Unrealized appreciation on investment transactions:
   Investments in trust preferred securities                              9,759           412,710
   Interest rate swap agreements                                      1,913,603           292,390
                                                                  -------------     -------------
Net unrealized appreciation on investment transactions                1,923,362           705,100
                                                                  -------------     -------------

Net income before minority interest                                   8,953,442         5,696,930
Minority interest                                                     7,500,787         4,749,073
                                                                  -------------     -------------
NET INCOME                                                        $   1,452,655     $     947,857
                                                                  =============     =============

See accompanying notes to consolidated financial statements.

                            Trapeza Funding III, LLC

            Consolidated Statements of Changes in Members' Interests

                     Years ended December 31, 2005 and 2004

                                    Unaudited



Balance at January 1, 2004                                       $   200,805
   Net income                                                        947,857
   Distributions to members                                         (516,093)
                                                                 -----------
Balance at December 31, 2004                                         632,569
   Net income                                                      1,452,655
   Distributions to members                                         (819,754)
                                                                 -----------
Balance at December 31, 2005                                     $ 1,265,470
                                                                 ===========


See accompanying notes to consolidated financial statements.

                            Trapeza Funding III, LLC

                      Consolidated Statements of Cash Flows

                                    Unaudited

                                                                            YEAR ENDED DECEMBER 31,
                                                                          2005                  2004
                                                                     ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $     1,452,655       $       947,857
Adjustments to reconcile net income to net cash and cash
  equivalents provided by operating activities:
   Amortization of deferred debt issuance costs                              813,316               875,352
   Accretion of discount on investments in trust preferred                   (17,468)              (18,412)
    securities
   Minority interest                                                       7,500,787             4,749,073
   Net unrealized appreciation on investment transactions                 (1,923,362)             (705,100)
   Net change in operating assets and liabilities:
     Interest receivable on trust preferred securities                      (183,445)              (76,134)
     Prepaid expenses                                                         (1,357)               41,652
     Other                                                                    (9,968)              (17,508)
     Interest payable                                                        606,952              (564,743)
     Professional fees                                                         6,310                19,479
     Collateral management fees                                                    -               (72,326)
     Net interest payable to swap counterparty                              (149,864)             (256,821)
     Trustee fees                                                                375                (7,928)
     Accrued expenses                                                         10,917                14,698
        Minority interest                                                 (3,700,381)           (1,972,479)
                                                                     ---------------       ---------------
Net cash and cash equivalents provided by operating activities             4,405,467             2,956,660
                                                                     ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                                               (1,678,572)           (1,682,155)
Distributions to members                                                    (819,754)             (516,093)
                                                                     ---------------       ---------------
Net cash and cash equivalents used in financing activities                (2,498,326)           (2,198,248)
                                                                     ---------------       ---------------

Net increase in cash and cash equivalents                                  1,907,141               758,412
Cash and cash equivalents, beginning of year                               5,453,128             4,694,716
                                                                     ---------------       ---------------
Cash and cash equivalents, end of year                               $     7,360,269       $     5,453,128
                                                                     ===============       ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                        $    16,813,807       $    13,863,234
                                                                     ===============       ===============


See accompanying notes to consolidated financial statements.

                            Trapeza Funding III, LLC

              Notes to Consolidated Unaudited Financial Statements

                                December 31, 2005

1. ORGANIZATION AND PURPOSE

Trapeza Funding III, LLC ("Funding"), was organized on January 30, 2003 as a Delaware limited liability company. Funding commenced operations on April 1, 2003. Funding was organized for the purpose of being the general partner of Trapeza Partners III L.P. (the "Partnership"). Per the partnership agreement, the limited partners have no right to remove Funding at any time. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

The Partnership was organized on February 27, 2003 as a Delaware limited partnership. The Partnership commenced operations on April 1, 2003. The Partnership was organized for the purpose of investing in membership interests and other securities to be issued by Trapeza CDO IV, LLC ("Issuer IV"), which was formed by Funding. Funding also formed Trapeza CDO III, LLC ("Issuer III"). The Partnership has an 11-year term, which Funding may extend on a year-to-year basis.

Minority interest reflects the 99.99% of partners' interest of the limited partners of the Partnership. The consolidated entity is referred to as the "Company."

Funding and the Collateral Manager are owned equally by Financial Stocks, Inc. ("FSI") and Resource Financial Fund Management, Inc., a wholly owned subsidiary of Resource America, Inc. ("REXI") (collectively, the "Owners"). FSI is a Registered Investment Adviser under the Investment Advisers Act of 1940. REXI, a publicly traded company, is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for their own account and for outside investors in the financial fund management, real estate and equipment leasing sectors. The Owners hold partnership interests of approximately 11% of the Partnership. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

Issuer IV's objective is to purchase, acquire, own, hold, sell, endorse, transfer, assign, pledge, finance, refinance, exchange, restructure, workout, advance and collect funds pursuant to and otherwise deal with and exercise rights of ownership with respect to the collateral of Issuer IV, including other securities or equity interests owned from time to time by Issuer IV, all in accordance with the terms of the indenture.

Trapeza Capital Management, LLC (the "Collateral Manager"), a Delaware limited liability company, is responsible for supervising and directing the investment of the collateral of Issuer IV. Issuer IV is charged a collateral management fee by the Collateral

                            Trapeza Funding III, LLC

1. ORGANIZATION AND PURPOSE (CONTINUED)

Manager, who is affiliated with Funding through common ownership. All material intercompany transactions have been eliminated.

The business and affairs of Funding are managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of Funding, to make all decisions regarding those matters and to perform any activities customary or incident to the management of Funding's business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

BASIS OF ACCOUNTING

The Company's accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

CASH AND CASH EQUIVALENTS

The Company considers all demand deposits with banks and other highly liquid investments with original maturities of three months or less to be cash equivalents.

INVESTMENT TRANSACTIONS

The Partnership records transactions on their trade dates. Realized gains and losses on investments are determined on the specific identification basis for financial accounting purposes. Interest is accrued as earned or incurred and includes the amortization/accretion of premiums and discounts on debt securities.

INVESTMENT VALUATION

Investments are carried at fair value. Securities for which market quotations are not readily available are valued by procedures adopted by Funding. In valuing investments in which market quotations are not readily available, Funding utilizes data from a variety of different sources, taking into account the characteristics of a security, any changes in the

                            Trapeza Funding III, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT VALUATION (CONTINUED)

credit quality of the securities in the portfolio, the overall movement of interest rates and other factors which, in Funding's good faith and judgment, are relevant to the value of a security. For exchange-traded securities, management will obtain current market data and quotes from independent brokers.

The Company has invested a significant portion of the portfolio in private placement, illiquid issues having no ready market. At December 31, 2005, these securities aggregate $397,157,908 and have been valued in good faith by Funding as described in the preceding paragraph. Because of the inherent uncertainty of valuation, the fair values estimated by Funding may not necessarily represent the amounts that could be realized from sales or other dispositions of investments and the differences may be material.

CREDIT RISKS AND GENERAL LIQUIDITY CONSIDERATIONS

Investments in trust preferred securities are subject to credit, interest rate and liquidity risks. Adverse changes in the financial condition of an issuer of trust preferred securities or in general economic conditions or both may impair the ability of an issuer to make payments of principal and interest. Debt obligations are also subject to liquidity risk and the risk of market price fluctuations. Adverse changes in the financial condition of an issuer may affect the liquidity of the market for an issuer's securities and may reduce the market price of such securities. In addition, changes in general economic and regulatory conditions may affect the liquidity of the market for trust preferred securities in general and may reduce the values of some or all of the securities.

ALLOCATION OF PROFITS AND LOSSES

The Company allocates profits to the members in proportion to their respective capital account balances until the cumulative profits for this current period and all prior fiscal years are equal to the cumulative losses allocated; thereafter, among the members in proportion to their respective units. Losses are allocated to the members in proportion to their respective capital account balances.

                            Trapeza Funding III, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOCATION OF PROFITS AND LOSSES (CONTINUED)

Funding's investment in the Partnership is accounted for based on its pro-rata share of its investment in the Partnership. Profits and losses from non-portfolio income are allocated to all members in proportion to their allocable shares. Twenty percent (20%) of the cumulative net profits from portfolio investments are allocated to Funding.

Non-portfolio income of the Partnership, consisting primarily of income earned on short-term investments, is allocated to all limited partners of the Partnership in proportion to their respective capital account balances prior to the allocation of any other item.

Portfolio income of the Partnership, consisting primarily of accrued interest and profits and losses from the sale of such investments, is allocated to all partners of the Partnership in proportion to their respective contributed capital in relation to total contributed capital of the Partnership, but 20% of the cumulative net profits otherwise allocable to all partners will be allocated to Funding, defined as the incentive allocation. For the years ended December 31, 2005 and 2004, Funding received an incentive allocation of $1,219,613 and $763,327, respectively.

TAXATION

The Company is treated as a partnership for Federal income tax purposes and, therefore, no provision for federal income tax is recorded.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

3. CONTRIBUTIONS, WITHDRAWALS AND DISTRIBUTIONS

As of December 31, 2005, the Company has 100 Membership Units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds.

                            Trapeza Funding III, LLC

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. The Company is required to make a distribution to each member at least quarterly. For the years ended December 31, 2005 and 2004, the Company made distributions of $819,754 and $516,093, respectively, to the members.

In accordance with the partnership agreement, each partner has contributed a specified amount of capital which is set forth in the partnership agreement. No limited partner is required to contribute any capital in excess of its commitment. As of June 4, 2003, all commitments of the Partnership are fully funded.

A limited partner will not have the right to redeem its interest in the Partnership. Funding, in its sole discretion, may redeem all or part of the partnership interest of any limited partner, for an amount equal to the capital account of the partnership interest being redeemed, if the limited partner consents to such redemption and all redemptions in any year do not exceed five percent of the aggregate allocable percentage of all limited partners.

Funding will cause the Partnership to distribute the lesser of (i) ninety percent (90%) of cash available from profits and (ii) all cash then available to the partnership less any reserves for partnership expenses or liabilities. All other distributions will be at the discretion of Funding. Funding will determine at its sole discretion the source of funds for all distributions. For the years ended December 31, 2005 and 2004, the Partnership made distributions of $2,934,377 and $1,551,940, respectively, to the partners.

4. ISSUER IV

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs of $9,460,622 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is the period ending with the distribution date occurring in November 2013, as defined in the indenture. Amortization of deferred debt issuance costs commenced on October 21, 2003.

                            Trapeza Funding III, LLC

4. ISSUER IV (CONTINUED)

COLLATERAL MANAGEMENT AND TRUSTEE FEES

Pursuant to a collateral management agreement, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For the years ended December 31, 2005 and 2004, collateral management fees were $1,000,000 and $1,000,201, respectively, and are reflected on the consolidated statement of operations.

Pursuant to a trustee agreement, the trustee is entitled to a semiannual fee, on each distribution date, equal to 0.0225% per annum of the sum of the aggregate principal amount of the investments plus cash and cash equivalents at the beginning of the period relating to such distribution dates, as defined in the indenture. For the years ended December 31, 2005 and 2004, total trustee fees were $121,365 and $118,989, respectively, and are reflected on the consolidated statement of operations.

                            Trapeza Funding III, LLC

NOTES PAYABLE

On October 21, 2003, Issuer IV issued notes (the "Notes") at their respective principal values, which are secured by Issuer IV's investments and are non-recourse to the Company.

At December 31, 2005 and 2004, the Notes outstanding consisted of the following:

                          2005 PRINCIPAL     2004 PRINCIPAL          INTEREST RATE          STATED MATURITY
                          ---------------    ---------------    ------------------------    ----------------
Class A1A Notes           $  144,996,417     $  144,996,417       Libor + 0.58% until        May 24, 2034
                                                                   and including the
                                                                  distribution date in
                                                                 November 2013; at all
                                                                   times thereafter,
                                                                     Libor + 1.16%

Class A1B Notes           $   95,000,000     $   95,000,000          Libor + 0.83%           May 24, 2034

Class B Notes             $   33,000,000     $   33,000,000        See Class B note          May 24, 2034

Class C-1 Notes           $   44,500,000     $   44,500,000          Libor + 1.65%           May 24, 2034

Class C-2 Notes           $   44,500,000     $   44,500,000      5.006% until the last       May 24, 2034
                                                                  day of the interest
                                                                   period immediately
                                                                      prior to the
                                                                  distribution date in
                                                                   November 2008 and
                                                                     Libor + 1.65%,
                                                                       thereafter

Class D Notes             $   13,500,000     $   13,750,000          Libor + 2.60%           May 24, 2034

Class E Notes             $    7,142,856     $    8,571,428             10.00%               May 24, 2034

Pursuant to the terms of the Class B agency agreement, the holders of the Class B Notes will be entitled to receive interest, certain third parties will be entitled to receive compensation, at an aggregate, floating rate per annum not to exceed Libor plus 1.25% in the aggregate, after taking into consideration the effect of a basis swap to be entered into in connection with the Class B Notes.

                            Trapeza Funding III, LLC

4. ISSUER IV (CONTINUED)

NOTES PAYABLE (CONTINUED)

Holders of the Notes are to receive semiannual interest payments on May 24 and November 24, commencing in May 2004 (the "Initial Payment Date"). The order of payment will be first to Class A1A, second, Class A1B, third, Class B, fourth to Class C, fifth to Class D and sixth to Class E with each Class of Notes being senior to each of the other classes of Notes. No payments of interest on any class of Notes will be made until all accrued and unpaid interest on the Notes of each class that is senior to a class and that remain outstanding has been paid in full. No payment of principal of any class of Notes will be made until the principal of, and all accrued and unpaid interest, on the Notes of each class that is senior to such class and that remain outstanding have been paid in full.

In the event that the coverage tests, as defined in the indenture, are not satisfied as of any distribution date, each class of notes may be redeemed in the manner specified in the indenture.

Principal payments will be made in the following manner. First, payment of principal of the Class A1A Notes until the Class A1A Notes have been paid in full. Next, payment of principal on the Class A1B Notes until the Class A1B Notes have been paid in full. Next, payment of principal of the Class B Notes until the Class B Notes have been paid in full. Next, payment of principal of the Class C Notes until the Class C Notes have been paid in full. Next, payment of principal of the Class D Notes until the Class D Notes have been paid in full. Next, payment of principal of the Class E Notes. Finally, the remainder to the members as a dividend on the members' interests or as a return of capital of the members' interests as provided in the Trapeza CDO IV, LLC Agreement (the "Agreement").

If on any distribution date, the amount available in the payment account from amounts received in the related due period are insufficient to make the full amount of the disbursements required by the priority of payments to different persons, the trustee will make the disbursements ratably in accordance with the indenture.

                            Trapeza Funding III, LLC

4. ISSUER IV (CONTINUED)

NOTES PAYABLE (CONTINUED)

If the Notes and the members' interests have not been released prior to May 24, 2034, it is expected that the Company or Collateral Manager, acting on behalf of the Company, will sell all of the investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest (including any defaulted interest and interest on defaulted interest, any Class C deferred interest and interest on any Class C deferred interest and any Class D deferred interest and interest on any Class D deferred interest and any Class E deferred interest and interest on any Class E deferred interest) and principal of the Notes, will be distributed to the members in accordance with the Agreement.

ACCELERATION OF MATURITY AND REDEMPTION

The indenture provides for an acceleration of maturity or redemption of all of the senior Notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) failure of Issuer IV to pay interest for a period of three business days on any Class A or B senior Notes, b) failure of Issuer IV to pay principal of any senior Note when such payment becomes due and payable at its stated maturity or redemption date, c) failure of Issuer IV, on any distribution date to disburse amounts available to the interest collection account or principal collection account in accordance with the order of the priority of payments set forth in the Indenture, which continues for three business days, d) Issuer IV or pool of collateral becomes an investment company required to be registered under the Investment Company Act, e) default in performance, or a breach, of any other covenant or other agreement of Issuer IV under the indenture or any representation of warranty of Issuer IV made in the indenture or in any certificate or other writing proves to be incorrect in any material respect when made, and in both clauses, the continuation of such default or breach for a period of thirty days after Issuer IV or the General Partner has actual knowledge that such default or breach has occurred or after written notice to Issuer IV and the General Partner by the trustee, or to Issuer IV, the General Partner and the trustee by the holders of at least 25% in aggregate outstanding principal amount of the Notes of the controlling class or hedge counterparty, f) one or more final judgments being rendered against Issuer IV that exceed, in the aggregate, $5,000,000, and which remain unstayed, undischarged and unsatisfied for thirty days after such judgment(s) becomes nonappealable, unless adequate funds have been reserved or set aside for the payment thereof, and g) failure, on any measurement date, to cause the

                            Trapeza Funding III, LLC

4. ISSUER IV (CONTINUED)

ACCELERATION OF MATURITY AND REDEMPTION (CONTINUED)

Class A/B overcollateralization ratio to be equal to or greater than 100%. Each of these conditions is further described in the indenture.

5. INTEREST RATE SWAP AGREEMENTS

The Company maintains a policy of valuing its derivative instruments at fair values, with the resulting unrealized gain or loss included in the consolidated statements of operations.

A swap is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified amount of an underlying asset or otherwise determined notional amount.

Risks may arise as a result of the failure of the counterparty to the swap agreement. The loss incurred by the failure of a counterparty is generally limited to the net payment to be received by the Company and/or the termination value at the end of the agreement. Therefore, the Company considers the creditworthiness of each counterparty to a swap agreement in evaluating potential credit risk. Additionally, risks may arise from unanticipated movements in interest rates.

The Company records a net receivable or payable for the net income or expense expected to be received or paid in the interest period. Net amounts received or paid on swap agreements are recorded as interest income or interest expense on the consolidated statements of operations. The amount recorded as interest income on basis swap agreements for the years ended December 31, 2005 and 2004 totaled $324,591 and $268,103, respectively.

The Company entered into interest rate swap agreements with Credit Suisse First Boston ("CSFB") and SunTrust Equity Funding, LLC ("SunTrust"), for the purpose of hedging interest rate and cash flow risk between the fixed-rate investments and floating-rate investments.

                            Trapeza Funding III, LLC

5. INTEREST RATE SWAP AGREEMENTS (CONTINUED)

At December 31, 2005 and 2004, the Company has one interest rate swap agreement outstanding with CSFB and one interest rate swap agreement outstanding with SunTrust. They pay as follows:

                                     FLOATING RATE         RATE/AMOUNT
   NOTIONAL         MATURITY        RECEIVED BY THE        PAID BY THE         2005 FAIR        2004 FAIR
    AMOUNT             DATE             COMPANY              COMPANY             VALUE            VALUE
----------------    -----------    ------------------    ----------------    --------------    -------------
    $75,000,000      11/24/08       6 month Libor +          6.385%            $ 3,214,102     $  1,393,828
                                        3.15%
    $33,000,000      11/24/13      1 month Libor +        6 month Libor                            (164,868)
                                        1.25%               + 1.29%               (195,703)
                                                                               -----------     ------------
                                                                               $ 3,018,399     $  1,228,960
                                                                               ===========     ============

At December 31, 2005 and 2004, the Company has one rate cap agreement outstanding with CSFB which pays on a semi-annual basis, as follows:

                                     FLOATING RATE         RATE/AMOUNT
   NOTIONAL         MATURITY        RECEIVED BY THE        PAID BY THE         2005 FAIR        2004 FAIR
    AMOUNT             DATE             COMPANY              COMPANY             VALUE            VALUE
----------------    -----------    ------------------    ----------------    --------------    -------------
   $52,500,000       5/24/20             N/A               $ 85,000             $ 54,775        $  (69,389)

                            Trapeza Funding III, LLC

6. RELATED PARTY TRANSACTIONS

The Partnership pays Funding an administration fee (payable semi-annually in advance) equal to one and one-half percentage (1.5%) per annum of the aggregate capital accounts of the limited partners, which will be used to cover management fees and other ordinary and recurring administrative and related operating expenses. For the years ended December 31, 2005 and 2004, administration fees totaled $314,209 and $283,741, respectively.

In exchange for interests sold on behalf of the Partnership, Funding pays external broker-dealers an administration fee, equal to the percentage of equity raised by the broker-dealer multiplied by one-third of the total administration fee being charged by Funding to the Partnership. For the years ended December 31, 2005 and 2004, total administration fee expense equaled $32,858 and $29,672, respectively, and are reflected on the consolidated statements of operations.

                                                                     Schedule f)










    TRAPEZA FUNDING III, LLC

    Consolidated Financial Statements (Unaudited)

    Year ended December 31, 2004 and period from April 1, 2003
    (commencement of operations) to December 31, 2003

                            Trapeza Funding III, LLC

                        Consolidated Financial Statements

           Year ended December 31, 2004 and period from April 1, 2003
                (commencement of operations) to December 31, 2003

                                    Unaudited





                                    CONTENTS





Consolidated Statements of Financial Condition...............................3
Consolidated Schedule of Investments.........................................4
Consolidated Statements of Operations........................................6
Consolidated Statements of Changes in Members' Interests.....................7
Consolidated Statements of Cash Flows........................................8
Notes to Consolidated Financial Statements...................................9

                            Trapeza Funding III, LLC
                 Consolidated Statements of Financial Condition
                                    Unaudited

                                                                           DECEMBER 31
                                                                     2004                2003
                                                                 -------------       -------------
ASSETS
Cash and cash equivalents                                        $   5,453,128       $   4,694,716
Prepaid expenses                                                        27,260              68,912
Investments in trust preferred securities, at fair value
  (amortized cost $399,481,628 and $399,463,216)                   400,145,681         399,714,559
Deferred debt issuance costs (net of accumulated amortization
  of $917,401 and $42,049)                                           8,543,221           9,418,573
Interest receivable on trust preferred securities                      617,180             541,046
Unrealized appreciation on swap agreements                           1,159,571             867,181
Other                                                                  132,998             115,490
                                                                 -------------       -------------
Total Assets                                                     $ 416,079,039       $ 415,420,477
                                                                 =============       =============

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
   Class A1A Notes                                               $ 144,996,417       $ 145,000,000
   Class A1B Notes                                                  95,000,000          95,000,000
   Class B Notes                                                    33,000,000          33,000,000
   Class C-1 Notes                                                  44,500,000          44,500,000
   Class C-2 Notes                                                  44,500,000          44,500,000
   Class D Notes                                                    13,750,000          14,000,000
   Class E Notes                                                     8,571,428          10,000,000
   Interest payable                                                  1,517,483           2,082,226
   Professional fees                                                    86,965              67,486
   Collateral management fees                                          122,222             194,548
   Net interest payable to swap counterparty                            64,656             321,477
   Trustee fees                                                         13,160              21,088
   Accrued expenses                                                    172,549             157,851
                                                                 -------------       -------------
Total Liabilities                                                  386,294,880         388,844,676
                                                                 -------------       -------------

Minority interest                                                   29,151,590          26,374,996

Members' Interests                                                     632,569             200,805
                                                                 -------------       -------------
Total Liabilities and Members' Interests                         $ 416,079,039       $ 415,420,477
                                                                 =============       =============


See accompanying notes to consolidated financial statements.

                           Trapeza Funding III L.L.C.

                      Consolidated Schedule of Investments

                                December 31, 2004

                                    Unaudited

                                                                               PRINCIPAL     2004 FAIR      PRINCIPAL     2003 FAIR
                                                                             AMOUNT (000)      VALUE      AMOUNT (000)      VALUE
                                                                             ------------    ---------    ------------    ---------
INVESTMENTS IN TRUST PREFERRED SECURITIES - (100%) *
BANKS (85.84% AND 85.94%)*
Alabama National  Statutory Trust III, 3 month libor + 3.050%, due
  9/26/2033 (a)                                                                $ 11,210     $ 11,210,000     $ 11,210   $ 11,210,000
Ambank Holdings Capital Trust I, 3 month libor + 3.150%, due 6/30/2033 (a)        9,000        8,935,326        9,000      8,934,185
Arrow Capital Statutory Trust II, 6.530%, due 7/23/2033 (a)                      10,000       10,000,000       10,000     10,000,000
Cathay Capital Trust I, 3 month libor + 3.150%, due 6/30/2033 (a)                10,450       10,450,000       10,450     10,450,000
CB Trico Capital Trust, 3 month libor + 3.050%, due 10/20/2033 (a)               10,000       10,000,000       10,000     10,000,000
Centerstate Banks Florida Statutory Trust I, 3 month libor + 3.050%, due
  9/22/2033 (a)                                                                  10,000       10,000,000       10,000     10,000,000
Corus Statutory Trust II, 3 month libor + 3.100%, due 6/30/2033 (a)              11,000       10,915,400       11,000     10,913,895
F.N.B. Statutory Trust I, 3 month libor + 3.250%, due 3/31/2033 (a)               1,000        1,000,000        1,000      1,000,000
FBR Capital Trust I, 3 month libor + 3.250%, due 3/30/2033 (a)                    1,000          992,196        1,000        992,060
FBR Capital Trust II, 3 month libor + 3.100%, due 9/30/2033 (a)                  11,000       11,015,094       11,000     11,015,357
First Community / CA Statutory Trust VI,   month libor + 3.050%, due
  9/15/2033 (a)                                                                  10,000       10,106,805       10,000     10,108,693
First Financial OH Statutory Trust II, 3 month libor + 3.100%, due
  9/30/2033 (a)                                                                  11,000       11,000,000       11,000     11,000,000
First Group Capital Statutory Trust VII, 3 month  libor + 2.900%, due
  10/30/2033 (a)                                                                 12,000       12,066,063       12,000     12,067,247
First South Preferred Trust I, 3 month libor + 2.950%, due 9/30/2033 (a)         10,000       10,060,736       10,000     10,061,823
FNB Statutory Trust I, 3 month libor + 3.250%, due 3/31/2033 (a)                 11,000       11,000,000       11,000     11,000,000
Heartland Financial Statutory Trust III, 8.250%, due 10/10/2033 (a)              11,000       11,000,000       11,000     11,000,000
Iberiabank Statutory Trust II, 3 month libor + 3.150%, due 6/17/2033 (a)          1,000        1,004,679        1,000      1,004,762
Industry  Bancshares  Capital Trust II, 3 month libor + 3.050%, due
  8/30/2033 (a)                                                                   2,000        1,970,604        2,000      1,970,085
James Monroe Statutory Trust II, 3 month libor + 3.100%, due 7/31/2033 (a)        4,000        4,000,000        4,000      4,000,000
Lakeland Bancorp Capital Trust II, 5.710%, due 6/30/2033 (a)                     11,000       10,950,462       11,000     10,949,784
Lakeland Statutory Trust II, 3 month libor + 3.050%, due 10/1/2033 (a)           12,000       12,000,000       12,000     12,000,000
Lone Star National  Capital  Trust II, 3 month libor + 2.950%,  due
  9/30/2033 (a)                                                                  10,000       10,058,776       10,000     10,059,829
Macatawa Statutory Trust I, 3 month libor + 3.050%, due 7/15/2033 (a)            11,000       11,000,000       11,000     11,000,000
Main Street Banks Statutory  Trust II, 3 month libor + 3.250%,  due
  6/30/2033 (a)                                                                   9,000        9,000,000        9,000      9,000,000
Mariner Capital Trust IV, 3 month libor + 3.050%, due 8/30/2033 (a)              12,000       12,053,884       12,000     12,054,843
Merchants and Manufacturers Statutory Trust II, 8.250%, due 5/30/2033 (a)         1,000        1,000,000        1,000      1,000,000
Merchants and Manufacturers Statutory Trust III, 8.250%, due 10/15/2033 (a)       3,500        3,500,000        3,500      3,500,000
Merchants and Manufacturers  Statutory Trust IV, 3 month libor + 2.950%, due
  10/15/2033 (a)                                                                  7,500        7,500,000        7,500      7,500,000
National Bancshares Capital Trust II, 3 month libor + 3.000%, due 9/15/2033 (a)   7,000        7,004,343        7,000      7,004,420
Orion Bancorp, Inc. Statutory Trust I, 3 month libor + 3.250%, due 5/5/2033 (a)  11,000       11,000,000       11,000     11,000,000
Ozark Capital Statutory Trust II, 3 month libor + 2.900%, due 9/29/2033 (a)       6,000        6,000,000        6,000      6,000,000
Raton Capital Trust I, 3 month libor + 2.900%, due 9/30/2033 (a)                  5,000        5,048,971        5,000      5,049,856
Salin Statutory Trust I, 3 month libor + 2.950%, due 10/17/2033 (a)              11,000       11,000,000       11,000     11,000,000
Sleepy Hollow Capital Trust I, 3 month libor + 3.050%, due 8/30/2033 (a)          4,000        4,013,716        4,000      4,013,960
SNB Capital Trust IV, 3 month libor + 3.000%, due 9/30/2033 (a)                   5,000        5,028,904        5,000      5,029,417
Southside Statutory Trust III, 3 month libor + 2.940%, due 9/4/2033 (a)          12,000       12,000,000       12,000     12,000,000
St. Josephs Financial Capital Trust I, 3 month libor + 3.050%, due
  7/11/2033 (a)                                                                   3,000        3,037,227        3,000      3,037,892
Sterling Bank Houston Texas, 7.375%, due 4/15/2013 (a)                            4,670        4,670,000        4,670      4,670,000
Summit Bank Corporation Capital Trust I, 3 month libor + 3.100%, due
  9/30/2033 (a)                                                                  12,000       11,938,252       12,000     11,937,175
United Bancorporation of Wyoming Capital Trust I, 3 month libor + 3.100%,
  due 9/30/2033 (a)                                                               9,000        9,029,404        9,000      9,029,917
Wesbanco Capital Trust II, 5.800%, due 6/30/2033 (a)                              4,000        3,993,486        4,000      3,993,398
West Bancorporation Capital Trust I, 6.975%, due 7/18/2033 (a)                   11,000       10,943,302       11,000     10,942,693
Wintrust Capital Trust III, 3 month libor + 3.250%, due 4/7/2033 (a)              5,000        5,000,000        5,000      5,000,000
                                                                                             -----------                 -----------
Total Banks (amortized cost $343,497,630 and $343,501,291)                                   343,497,630                 343,501,291
                                                                                             -----------                 -----------

                           Trapeza Funding III, L.L.C.

                                December 31, 2004

                                    Unaudited

                                                                               PRINCIPAL     2004 FAIR      PRINCIPAL     2003 FAIR
                                                                             AMOUNT (000)      VALUE      AMOUNT (000)      VALUE
                                                                             ------------    ---------    ------------    ---------
INVESTMENTS IN TRUST PREFERRED SECURITIES - (100%) * (CONTINUED)
THRIFTS (14.16% AND 14.06%)
BankSouth of Georgia Statutory Trust I, 3 month libor + 3.150%, due
  9/23/2033 (a)                                                                   5,000        5,000,000        5,000      5,000,000
BSC Capital Trust I, 3 month libor + 2.900%, due 9/30/2033 (a)                   12,000       12,033,496       12,000     12,034,102
Capital One Capital I, 3 month libor + 1.550%, due 2/1/2027                       3,000        2,985,002        3,000      2,549,999
Coastal Capital Trust II, 3 month libor + 3.050%, due 6/23/2033 (a)              10,000        9,969,634       10,000      9,969,089
Coastal  Financial  Capital  Trust I, 3 month  libor +  3.050%, due
  7/3/2033 (a)                                                                    6,000        6,053,685        6,000      6,054,644
Flagstar Statutory III, 6.550%, due 4/7/2033 (a)                                  5,000        5,000,000        5,000      5,000,000
Flagstar Statutory Trust IV, 6.750%, due 3/19/2033 (a)                            2,670        2,645,707        2,670      2,645,428
IndyMac Capital Trust V, 6.050%, due 7/11/2033 (a)                               12,000       11,964,055       12,000     11,963,596
Sterling Capital Trust IV, 3 month libor + 3.150%, due 5/15/2033 (a)              1,000          996,472        1,000        996,410
                                                                                            ------------                ------------
Total Thrifts (amortized cost $55,983,998 and $55,961,925)                                    56,648,051                  56,213,268
                                                                                            ------------                ------------
Total Investments in Trust Preferred Securities (amortized cost
  $399,481,628 and $399,463,216)                                                            $400,145,681                $399,714,559
                                                                                            ============                ============


                                                                                             FAIR VALUE                  FAIR VALUE
                                                                                            ------------                ------------
INTEREST RATE SWAP AGREEMENTS
Credit Suisse First Boston                                                                  $  1,159,571                $    867,181
                                                                                            ------------                ------------
Total Interest Rate Swap Agreements                                                         $  1,159,571                $    867,181
                                                                                            ============                ============

*Amounts in parenthesis indicate percentage of investments in trust preferred securities.
(a) Private placement, illiquid securities, where amortized cost approximates fair value.


See accompanying notes to consolidated financial statements.

                            Trapeza Funding III, LLC

                      Consolidated Statements of Operations
                                    Unaudited

                                                                                        PERIOD FROM APRIL 1,
                                                                                        2003 (COMMENCEMENT
                                                                      YEAR ENDED         OF OPERATIONS) TO
                                                                 DECEMBER 31, 2004       DECEMBER 31, 2003
                                                                 -----------------       -----------------
INVESTMENT INCOME
   Interest                                                        $  20,405,244           $  7,055,055
   Reimbursement fees                                                          -              2,280,962
                                                                   -------------           ------------
TOTAL INVESTMENT INCOME                                               20,405,244              9,336,017
                                                                   -------------           ------------

EXPENSES
   Interest                                                           13,055,196              4,123,224
   Collateral management fees                                          1,000,201                194,548
   Amortization                                                          875,352                 54,562
   Trustee fees                                                          118,989                 21,088
   Professional fees                                                     103,665                749,621
   Administration fees                                                    29,672                 16,558
   Wages, payroll taxes and benefits                                           -                703,991
   Overhead                                                                    -                234,744
   Travel, meals and entertainment                                             -                178,330
   Printing and copying                                                        -                 28,728
   Delivery services                                                           -                  4,817
   Other                                                                 230,339                248,784
                                                                   -------------           ------------
Total expenses                                                        15,413,414              6,558,995
                                                                   -------------           ------------
NET INVESTMENT INCOME                                                  4,991,830              2,777,022
                                                                   -------------           ------------

Unrealized appreciation on investment transactions:
   Investments in trust preferred securities                             412,710                251,342
   Interest rate swap agreements                                         292,390                867,181
                                                                   -------------           ------------
Net unrealized appreciation on investment transactions                   705,100              1,118,523
                                                                   -------------           ------------

Net income before minority interest                                    5,696,930              3,895,545
Minority interest                                                      4,749,073              2,640,854
                                                                   -------------           ------------
NET INCOME                                                         $     947,857           $  1,254,691
                                                                   =============           ============

See accompanying notes to consolidated financial statements.

                            Trapeza Funding III, LLC

            Consolidated Statements of Changes in Members' Interests

           Year ended December 31, 2004 and period from April 1, 2003
                (commencement of operations) to December 31, 2003

                                    Unaudited



Balance at April 1, 2003                                          $          -
   Capital contributions                                                20,000
   Offering costs                                                           (1)
   Net income                                                        1,254,691
   Distributions to members                                         (1,073,885)
                                                                  ------------
Balance at December 31, 2003                                           200,805
   Net income                                                          947,857
   Distributions to members                                           (516,093)
                                                                  ------------
Balance at December 31, 2004                                      $    632,569
                                                                  ============


See accompanying notes to consolidated financial statements.

                            Trapeza Funding III, LLC

                      Consolidated Statements of Cash Flows

                                    Unaudited

                                                                                          PERIOD FROM
                                                                                         APRIL 1, 2003
                                                                                        (COMMENCEMENT OF
                                                                     YEAR ENDED          OPERATIONS) TO
                                                                 DECEMBER 31, 2004     DECEMBER 31, 2003
                                                                 -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $       947,857       $     1,254,691
Adjustments to reconcile net income to net cash and cash
  equivalents provided by (used in) operating activities:
   Amortization of deferred debt issuance costs                           875,352                42,049
   Accretion of discount on investments in trust preferred                (18,412)
    securities                                                                                   (3,023)
   Minority interest                                                    2,776,594            26,374,996
   Net unrealized appreciation on investment transactions                (705,100)           (1,118,523)
   Net change in operating assets and liabilities:
     Investment in trust preferred securities                                   -          (399,460,194)
     Interest receivable on trust preferred securities                    (76,134)             (541,046)
     Prepaid expenses                                                      41,652               (68,912)
     Other                                                                (17,508)             (115,490)
     Interest payable                                                    (564,743)            2,082,226
     Professional fees                                                     19,479                67,486
     Collateral management fees                                           (72,326)              194,548
     Net interest payable to swap counterparty                           (256,821)              321,477
     Trustee fees                                                          (7,928)               21,088
     Accrued expenses                                                      14,698               157,851
                                                                  ---------------       ---------------
Net cash and cash equivalents provided by (used in) operating
  activities                                                            2,956,660          (370,790,776)
                                                                  ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes                                                 -           386,000,000
Principal payments on notes                                            (1,682,155)                    -
Deferred debt issuance costs                                                    -            (9,460,622)
Proceeds from capital contributions                                             -                20,000
Payments of offering costs                                                      -                    (1)
Distributions to members                                                 (516,093)           (1,073,885)
                                                                  ---------------       ---------------
Net cash and cash equivalents (used in) provided by financing
  activities                                                           (2,198,248)          375,485,492
                                                                  ---------------       ---------------

Net increase in cash and cash equivalents                                 758,412             4,694,716
Cash and cash equivalents, beginning of period                          4,694,716                     -
                                                                  ---------------       ---------------
Cash and cash equivalents, end of period                          $     5,453,128       $     4,694,716
                                                                  ===============       ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                     $    13,863,234       $     1,529,775
                                                                  ===============       ===============

See accompanying notes to consolidated financial statements.

                            Trapeza Funding III, LLC

              Notes to Consolidated Unaudited Financial Statements

                                December 31, 2004


1. ORGANIZATION AND PURPOSE

Trapeza Funding III, LLC ("Funding"), was organized on January 30, 2003 as a Delaware limited liability company. Funding commenced operations on April 1, 2003. Funding was organized for the purpose of being the general partner of Trapeza Partners III L.P. (the "Partnership"). Per the partnership agreement, the limited partners have no right to remove Funding at any time. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

The Partnership was organized on February 27, 2003 as a Delaware limited partnership. The Partnership commenced operations on April 1, 2003. The Partnership was organized for the purpose of investing in membership interests and other securities to be issued by Trapeza CDO IV, LLC ("Issuer IV"), which was formed by Funding. Funding also formed Trapeza CDO III, LLC ("Issuer III"). The Partnership has an 11-year term, which Funding may extend on a year-to-year basis.

Minority interest reflects the 99.99% of partners' interest of the limited partners of the Partnership. The consolidated entity is referred to as the "Company."

Funding and the Collateral Manager are owned equally by Financial Stocks, Inc. ("FSI") and Resource Financial Fund Management, Inc., a wholly owned subsidiary of Resource America, Inc. ("REXI") (collectively, the "Owners"). FSI is a Registered Investment Adviser under the Investment Advisers Act of 1940. REXI is a publicly traded company operating in energy, real estate and financial services sectors. The Owners hold partnership interests of approximately 11% of the Partnership. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

Issuer IV's objective is to purchase, acquire, own, hold, sell, endorse, transfer, assign, pledge, finance, refinance, exchange, restructure, workout, advance and collect funds pursuant to and otherwise deal with and exercise rights of ownership with respect to the collateral of Issuer IV, including other securities or equity interests owned from time to time by Issuer IV, all in accordance with the terms of the indenture.

Trapeza Capital Management, LLC (the "Collateral Manager"), a Delaware limited liability company, is responsible for supervising and directing the investment of the collateral of Issuer IV. Issuer IV is charged a collateral management fee by the Collateral Manager, who is affiliated with Funding through common ownership. All material intercompany transactions have been eliminated.

                            Trapeza Funding III, LLC

1. ORGANIZATION AND PURPOSE (CONTINUED)

The business and affairs of Funding are managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of Funding, to make all decisions regarding those matters and to perform any activities customary or incident to the management of Funding's business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

BASIS OF ACCOUNTING

The Company's accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

CASH AND CASH EQUIVALENTS

The Company considers all demand deposits with banks and other highly liquid investments with original maturities of three months or less to be cash equivalents.

INVESTMENT TRANSACTIONS

The Partnership records transactions on their trade dates. Realized gains and losses on investments are determined on the specific identification basis for financial accounting purposes. Interest is accrued as earned or incurred and includes the amortization/accretion of premiums and discounts on debt securities.

INVESTMENT VALUATION

Investments are carried at market or fair value. Securities for which market quotations are not readily available are valued by procedures adopted by Funding. In valuing investments in which market quotations are not readily available, Funding utilizes data from a variety of different sources, taking into account the characteristics of a security, any changes in the credit quality of the securities in the portfolio, the overall movement of interest rates and other factors which, in Funding's good faith and judgment, are

                            Trapeza Funding III, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT VALUATION (CONTINUED)

relevant to the value of a security. For exchange-traded securities, management will obtain current market data and quotes from independent brokers.

The Company has invested a significant portion of the portfolio in private placement, illiquid issues having no ready market. At December 31, 2004, these securities aggregate $397,160,679 and have been valued in good faith by Funding as described in the preceding paragraph. Because of the inherent uncertainty of valuation, the fair values estimated by Funding may not necessarily represent the amounts that could be realized from sales or other dispositions of investments and the differences may be material.

CREDIT RISKS AND GENERAL LIQUIDITY CONSIDERATIONS

Investments in trust preferred securities are subject to credit, interest rate and liquidity risks. Adverse changes in the financial condition of an issuer of trust preferred securities or in general economic conditions or both may impair the ability of an issuer to make payments of principal and interest. Debt obligations are also subject to liquidity risk and the risk of market price fluctuations. Adverse changes in the financial condition of an issuer may affect the liquidity of the market for an issuer's securities and may reduce the market price of such securities. In addition, changes in general economic and regulatory conditions may affect the liquidity of the market for trust preferred securities in general and may reduce the values of some or all of the securities.

OFFERING COSTS

During 2003, the Partnership incurred offering costs related to the closing of Issuer IV of $166,999, of which $1 was allocated to Funding. These costs were charged directly to the partners' capital and members' capital accounts, respectively.

ALLOCATION OF PROFITS AND LOSSES

The Company allocates profits to the members in proportion to their respective capital account balances until the cumulative profits for this current period and all prior fiscal years are equal to the cumulative losses allocated; thereafter, among the members in proportion to their respective units. Losses are allocated to the members in proportion to their respective capital account balances.

                            Trapeza Funding III, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOCATION OF PROFITS AND LOSSES (CONTINUED)

Funding's investment in the Partnership is accounted for based on its pro-rata share of its investment in the Partnership. Profits and losses from non-portfolio income are allocated to all members in proportion to their allocable shares. Twenty percent (20%) of the cumulative net profits from portfolio investments are allocated to Funding.

Non-portfolio income of the Partnership, consisting primarily of income earned on short-term investments, is allocated to all limited partners of the Partnership in proportion to their respective capital account balances prior to the allocation of any other item.

Portfolio income of the Partnership, consisting primarily of accrued interest and profits and losses from the sale of such investments, is allocated to all partners of the Partnership in proportion to their respective contributed capital in relation to total contributed capital of the Partnership, but 20% of the cumulative net profits otherwise allocable to all partners will be allocated to Funding, defined as the incentive allocation. For the year ended December 31, 2004 and period ended December 31, 2003, Funding received an incentive allocation of $763,327 and $518,390, respectively.

TAXATION

The Company is treated as a partnership for Federal income tax purposes and, therefore, no provision for federal income tax is recorded.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

3. CONTRIBUTIONS, WITHDRAWALS AND DISTRIBUTIONS

As of December 31, 2004, the Company has 100 Membership Units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds. For the year

                            Trapeza Funding III, LLC

3. CONTRIBUTIONS, WITHDRAWALS AND DISTRIBUTIONS (CONTINUED)

ended December 31, 2004 and period ended December 31, 2003, the Company received total contributions of $0 and $20,000, respectively, from the members.

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. The Company is required to make a distribution to each member at least quarterly. For the year ended December 31, 2004 and period ended December 31, 2003, the Company made distributions of $516,093 and $1,073,885, respectively, to the members.

In accordance with the partnership agreement, each partner has contributed a specified amount of capital which is set forth in the partnership agreement. No limited partner is required to contribute any capital in excess of its commitment. As of June 4, 2003, all commitments of the Partnership are fully funded.

A limited partner will not have the right to redeem its interest in the Partnership. Funding, in its sole discretion, may redeem all or part of the partnership interest of any limited partner, for an amount equal to the capital account of the partnership interest being redeemed, if the limited partner consents to such redemption and all redemptions in any year do not exceed five percent of the aggregate allocable percentage of all limited partners.

Funding will cause the Partnership to distribute the lesser of (i) ninety percent (90%) of cash available from profits and (ii) all cash then available to the partnership less any reserves for partnership expenses or liabilities. All other distributions will be at the discretion of Funding. Funding will determine at its sole discretion the source of funds for all distributions. For the year ended December 31, 2004 and period ended December 31, 2003, the Partnership made distributions of $1,551,940 and $1,223,014, respectively, to the partners.

4. ISSUER IV

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs of $9,460,622 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is the period ending with the distribution date occurring in November 2013, as defined in the indenture. Amortization of deferred debt issuance costs commenced on October 21, 2003.

                            Trapeza Funding III, LLC

4. ISSUER IV (CONTINUED)

COLLATERAL MANAGEMENT AND TRUSTEE FEES

Pursuant to a collateral management agreement, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For the year ended December 31, 2004 and period ended December 31, 2003, total collateral management fees were $1,000,201 and $194,548, respectively, and are reflected on the consolidated statement of operations.

Pursuant to a trustee agreement, the trustee is entitled to a semiannual fee, on each distribution date, equal to 0.0225% per annum of the sum of the aggregate principal amount of the investments plus cash and cash equivalents at the beginning of the period relating to such distribution dates, as defined in the indenture. For the year ended December 31, 2004 and period ended December 31, 2003, total trustee fees were $118,989 and $21,088, respectively, and are reflected on the consolidated statement of operations.

                            Trapeza Funding III, LLC

4. ISSUER IV (CONTINUED)

NOTES PAYABLE

On October 21, 2003, Issuer IV issued notes (the "Notes") at their respective principal values, which are secured by Issuer IV's investments and are non-recourse to the Company.

At December 31, 2004 and 2003, the Notes outstanding consisted of the following:

                          2004 PRINCIPAL     2003 PRINCIPAL          INTEREST RATE          STATED MATURITY
                          ---------------    ---------------    ------------------------    ----------------
Class A1A Notes           $  144,996,417     $  145,000,000       Libor + 0.58% until        May 24, 2034
                                                                   and including the
                                                                  distribution date in
                                                                 November 2013; at all
                                                                   times thereafter,
                                                                     Libor + 1.16%

Class A1B Notes           $   95,000,000     $   95,000,000          Libor + 0.83%           May 24, 2034

Class B Notes             $   33,000,000     $   33,000,000        See Class B note          May 24, 2034

Class C-1 Notes           $   44,500,000     $   44,500,000          Libor + 1.65%           May 24, 2034

Class C-2 Notes           $   44,500,000     $   44,500,000      5.006% until the last       May 24, 2034
                                                                  day of the interest
                                                                   period immediately
                                                                      prior to the
                                                                  distribution date in
                                                                   November 2008 and
                                                                     Libor + 1.65%,
                                                                       thereafter

Class D Notes             $   13,750,000     $   14,000,000          Libor + 2.60%           May 24, 2034

Class E Notes             $    8,571,428     $   10,000,000             10.00%               May 24, 2034

Pursuant to the terms of the Class B agency agreement, the holders of the Class B Notes will be entitled to receive interest, certain third parties will be entitled to receive compensation, at an aggregate, floating rate per annum not to exceed Libor plus 1.25% in the aggregate, after taking into consideration the effect of a basis swap to be entered into in connection with the Class B Notes.

                            Trapeza Funding III, LLC

4. ISSUER IV (CONTINUED)

NOTES PAYABLE (CONTINUED)

Holders of the Notes are to receive semiannual interest payments on May 24 and November 24, commencing in May 2004 (the "Initial Payment Date"). The order of payment will be first to Class A1A, second, Class A1B, third, Class B, fourth to Class C, fifth to Class D and sixth to Class E with each Class of Notes being senior to each of the other classes of Notes. No payments of interest on any class of Notes will be made until all accrued and unpaid interest on the Notes of each class that is senior to a class and that remain outstanding has been paid in full. No payment of principal of any class of Notes will be made until the principal of, and all accrued and unpaid interest, on the Notes of each class that is senior to such class and that remain outstanding have been paid in full.

In the event that the coverage tests, as defined in the indenture, are not satisfied as of any distribution date, each class of notes may be redeemed in the manner specified in the indenture.

Principal payments will be made in the following manner. First, payment of principal of the Class A1A Notes until the Class A1A Notes have been paid in full. Next, payment of principal on the Class A1B Notes until the Class A1B Notes have been paid in full. Next, payment of principal of the Class B Notes until the Class B Notes have been paid in full. Next, payment of principal of the Class C Notes until the Class C Notes have been paid in full. Next, payment of principal of the Class D Notes until the Class D Notes have been paid in full. Next, payment of principal of the Class E Notes. Finally, the remainder to the members as a dividend on the members' interests or as a return of capital of the members' interests as provided in the Trapeza CDO IV, LLC Agreement (the "Agreement").

If on any distribution date, the amount available in the payment account from amounts received in the related due period are insufficient to make the full amount of the disbursements required by the priority of payments to different persons, the trustee will make the disbursements ratably in accordance with the indenture.

                            Trapeza Funding III, LLC

4. ISSUER IV (CONTINUED)

NOTES PAYABLE (CONTINUED)

If the Notes and the members' interests have not been released prior to May 24, 2034, it is expected that the Company or Collateral Manager, acting on behalf of the Company, will sell all of the investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest (including any defaulted interest and interest on defaulted interest, any Class C deferred interest and interest on any Class C deferred interest and any Class D deferred interest and interest on any Class D deferred interest and any Class E deferred interest and interest on any Class E deferred interest) and principal of the Notes, will be distributed to the members in accordance with the Agreement.

ACCELERATION OF MATURITY AND REDEMPTION

The indenture provides for an acceleration of maturity or redemption of all of the senior Notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) failure of Issuer IV to pay interest for a period of three business days on any Class A or B senior Notes, b) failure of Issuer IV to pay principal of any senior Note when such payment becomes due and payable at its stated maturity or redemption date, c) failure of Issuer IV, on any distribution date to disburse amounts available to the interest collection account or principal collection account in accordance with the order of the priority of payments set forth in the Indenture, which continues for three business days, d) Issuer IV or pool of collateral becomes an investment company required to be registered under the Investment Company Act, e) default in performance, or a breach, of any other covenant or other agreement of Issuer IV under the indenture or any representation of warranty of Issuer IV made in the indenture or in any certificate or other writing proves to be incorrect in any material respect when made, and in both clauses, the continuation of such default or breach for a period of thirty days after Issuer IV or the General Partner has actual knowledge that such default or breach has occurred or after written notice to Issuer IV and the General Partner by the trustee, or to Issuer IV, the General Partner and the trustee by the holders of at least 25% in aggregate outstanding principal amount of the Notes of the controlling class or hedge counterparty, f) one or more final judgments being rendered against Issuer IV that exceed, in the aggregate, $5,000,000, and which remain unstayed, undischarged and unsatisfied for thirty days after such judgment(s) becomes nonappealable, unless adequate funds have been reserved or set aside for the payment thereof, and g) failure, on any measurement date, to cause the

                            Trapeza Funding III, LLC

4. ISSUER IV (CONTINUED)

ACCELERATION OF MATURITY AND REDEMPTION (CONTINUED)

Class A/B overcollateralization ratio to be equal to or greater than 100%. Each of these conditions is further described in the indenture.

5.   INTEREST RATE SWAP AGREEMENTS

The Company maintains a policy of valuing its securities positions and derivative instruments at market or fair values, with the resulting unrealized gain or loss included in the consolidated statements of operations.

A swap is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified amount of an underlying asset or otherwise determined notional amount.

Risks may arise as a result of the failure of the counterparty to the swap agreement. The loss incurred by the failure of a counterparty is generally limited to the net payment to be received by the Company and/or the termination value at the end of the agreement. Therefore, the Company considers the creditworthiness of each counterparty to a swap agreement in evaluating potential credit risk. Additionally, risks may arise from unanticipated movements in interest rates.

The Company records a net receivable or payable for the net income or expense expected to be received or paid in the interest period. Net amounts received or paid on swap agreements are recorded as interest income or interest expense on the consolidated statements of operations. The amount recorded as interest income on basis swap agreements for the years ended December 31, 2004 and 2003 totaled $268,103 and $49,195, respectively.

The Company entered into interest rate swap agreements with Credit Suisse First Boston ("CSFB") and Suntrust Equity Funding, LLC ("SunTrust"), for the purpose of hedging interest rate and cash flow risk between the fixed-rate investments and floating-rate investments.

                            Trapeza Funding III, LLC

5. INTEREST RATE SWAP AGREEMENTS (CONTINUED)

At December 31, 2004, the Company has one interest rate swap agreement outstanding with CSFB and one interest rate swap agreement outstanding with SunTrust. At December 31, 2003, the Company had one interest rate swap agreement outstanding with CSFB. They pay as follows:

                                     FLOATING RATE         RATE/AMOUNT
   NOTIONAL         MATURITY        RECEIVED BY THE        PAID BY THE         2004 FAIR         2003 FAIR
    AMOUNT             DATE             COMPANY              COMPANY             VALUE             VALUE
----------------    -----------    ------------------    ----------------    --------------     -------------
  $75,000,000         11/24/08      6 month Libor +          6.385%          $  1,393,828        $  992,926
                                        3.15%
  $33,000,000         11/24/13      1 month Libor +       6 month Libor          (164,868)                -
                                        1.25%               + 1.29%
                                                                             ------------        ----------
                                                                             $  1,228,960        $  992,926
                                                                             ============        ==========

At December 31, 2004 and 2003, the Company has one rate cap agreement outstanding with CSFB which pays on a semi-annual basis, as follows:

                                     FLOATING RATE         RATE/AMOUNT
   NOTIONAL         MATURITY        RECEIVED BY THE        PAID BY THE         2004 FAIR         2003 FAIR
    AMOUNT             DATE             COMPANY              COMPANY             VALUE             VALUE
----------------    -----------    ------------------    ----------------    --------------     -------------
   $52,500,000       5/24/20             N/A                $85,000             (69,389)          (125,745)

6. RELATED PARTY TRANSACTIONS

During 2003, Issuer III paid a one-time contractually determined reimbursement fee of $900,000 to Funding in connection with the formation of Issuer III. Issuer III also paid a one-time non-accountable reimbursement fee for roadshow expenses to Funding of $10,000.

During 2003, Issuer IV paid a one-time contractually determined reimbursement fee of $1,200,000 to Funding in connection with the formation of Issuer IV. Issuer IV also paid a one-time non-accountable reimbursement for roadshow expenses to Funding of $10,000.

                            Trapeza Funding III, LLC

6.   RELATED PARTY TRANSACTIONS (CONTINUED)

The Partnership pays Funding an administration fee (payable semi-annually in advance) equal to one and one-half percentage (1.5%) per annum of the aggregate capital accounts of the limited partners, which will be used to cover management fees and other ordinary and recurring administrative and related operating expenses. For the year ended December 31, 2004 and period from April 1, 2003 to December 31, 2003, administration fees totaled $283,741 and $158,339, respectively. The Partnership also reimbursed Funding for $160,962 for certain fees paid on behalf of the Partnership.

In exchange for interests sold on behalf of the Partnership, Funding pays external broker-dealers an administration fee, equal to the percentage of equity raised by the broker-dealer multiplied by one-third of the total administration fee being charged by Funding to the Partnership. For the year ended December 31, 2004 and period from April 1, 2003 to December 31, 2003, total administration fee expense equaled $29,672 and $16,558, respectively, and are reflected on the consolidated statements of operations.

                                                                     Schedule g)










    TRAPEZA CAPITAL MANAGEMENT, LLC

    AUDITED FINANCIAL STATEMENTS

    Years ended December 31, 2005 and 2004 with Report of Independent Auditors

                         Trapeza Capital Management, LLC

                          Audited Financial Statements

                     Years ended December 31, 2005 and 2004




                                    CONTENTS




Report of Independent Auditors............................................... 1

Audited Financial Statements

Statements of Financial Condition............................................ 2
Statements of Operations..................................................... 3
Statements of Changes in Members' Interests.................................. 4
Statements of Cash Flows..................................................... 5
Notes to Audited Financial Statements........................................ 6

                         Report of Independent Auditors

To the Members of
Trapeza Capital Management, LLC:

We have audited the accompanying statements of financial condition of Trapeza Capital Management, LLC (the "Company"), as of December 31, 2005 and 2004, and the related statements of operations, changes in members' interest and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trapeza Capital Management, LLC at December 31, 2005 and 2004, and the results of its operations, changes in its members' interest and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.




January 27, 2006

                         Trapeza Capital Management, LLC

                        Statements of Financial Condition

                                                                                  DECEMBER 31
                                                                       2005                      2004
                                                                    -------------            -------------
ASSETS
Cash and cash equivalents                                           $     462,006            $     638,992
Investment in Trapeza Partners II L.P.                                  4,444,074                3,908,503
Collateral management fees                                              1,630,506                1,383,074
Prepaid expense                                                           134,462                   79,145
Accounts receivable                                                             -                   30,000
Website redesign (net of accumulated depreciation of $27,153
  and $14,119)                                                             11,947                   24,981
Computer equipment and database configuration (net of
  accumulated depreciation of $57,327 and $21,158)                         51,293                   88,019
                                                                    -------------            -------------
Total Assets                                                        $   6,734,288            $   6,152,714
                                                                    =============            =============

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
   Loan payable                                                     $     700,000            $   1,900,000
   Interest payable                                                         7,998                   12,836
   Professional fees                                                       44,000                   44,000
   License fee payable                                                          -                    5,110
   Accounts payable                                                        18,485                   15,000
   Trustee fees                                                           445,000                  543,001
   Accrued expenses                                                       283,521                  258,585
                                                                    -------------            -------------
Total Liabilities                                                       1,499,004                2,778,532
                                                                    -------------            -------------

Members' Interests                                                      5,235,284                3,374,182
                                                                    -------------            -------------
Total Members' Interests                                                5,235,284                3,374,182
                                                                    -------------            -------------
Total Liabilities and Members' Interests                            $   6,734,288            $   6,152,714
                                                                    =============            =============


See accompanying notes to financial statements.

                         Trapeza Capital Management, LLC

                            Statements of Operations

                                                                           YEAR ENDED DECEMBER 31,
                                                                        2005                     2004
                                                                    -------------            -------------
INVESTMENT INCOME
Collateral management fees                                          $   4,841,971            $   4,610,103
Equity in earnings of Trapeza Partners II L.P.                          1,076,438                  877,116
Assignment fee                                                            758,715                        -
Interest                                                                    5,960                    3,210
                                                                    -------------            -------------
TOTAL INVESTMENT INCOME                                                 6,683,084                5,490,429
                                                                    -------------            -------------

EXPENSES
Consulting and advisory fees                                              528,000                  528,000
Wages, payroll taxes and benefits                                         400,171                  303,703
Licensing fees                                                            129,413                   80,289
Taxes                                                                      96,091                   85,609
Interest expense                                                           55,139                   61,553
Amortization/Depreciation                                                  49,203                   72,033
Rent                                                                       42,525                   32,275
Professional fees                                                          39,810                   65,210
Other                                                                      15,554                    6,847
Supplies                                                                   14,247                   10,813
Financial publications                                                     14,028                   10,647
Telephone                                                                  10,354                    7,859
Delivery services                                                          10,229                    8,468
Trustee fees                                                                9,000                      950
Printing                                                                    1,461                    1,109
Amortization of deferred debt issuance costs                                    -                   37,842
                                                                    -------------            -------------
Total expenses                                                          1,415,225                1,313,207
                                                                    -------------            -------------
NET INCOME                                                          $   5,267,859            $   4,177,222
                                                                    =============            =============


See accompanying notes to financial statements.

                         Trapeza Capital Management, LLC

                   Statements of Changes in Members' Interests

                     Years ended December 31, 2005 and 2004




Balance at January 1, 2004                                         $  1,521,300
   Capital contributions, net of placement costs                        140,000
   Net income                                                         4,177,222
   Distributions to members                                          (2,464,340)
                                                                   ------------
Balance at December 31, 2004                                          3,374,182
   Capital contributions, net of placement costs                         72,000
   Net income                                                         5,267,859
   Distributions to members                                          (3,478,757)
                                                                   ------------
Balance at December 31, 2005                                       $  5,235,284
                                                                   ============


See accompanying notes to financial statements.

                         Trapeza Capital Management, LLC

                            Statements of Cash Flows

                                                                           YEARS ENDED DECEMBER 31,
                                                                          2005                 2004
                                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $  5,267,859        $  4,177,222
Adjustments to reconcile net income to net cash and cash
  equivalents provided by operating activities:
   Amortization of deferred debt issuance costs                                  -              37,842
   Amortization/Depreciation                                                49,203              34,191
Net change in operating assets and liabilities:
   Investment in Trapeza Partners II L.P.                                 (535,571)           (283,412)
   Collateral management fees                                             (247,432)           (426,086)
   Prepaid expense                                                         (55,317)             18,047
   Accounts receivable                                                      30,000             (30,000)
   Computer equip. and database configuration                                  557            (109,177)
   Interest payable                                                         (4,838)             (1,300)
   Professional fees                                                             -             (15,000)
   License fee payable                                                      (5,110)              5,110
   Accounts payable                                                          3,485             (24,100)
   Trustee fees                                                            (98,001)             61,001
   Accrued expenses                                                         24,936             233,353
                                                                      ------------        ------------
Net cash and cash equivalents provided by operating activities           4,429,771           3,677,691
                                                                      ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan                                              (1,200,000)         (1,200,000)
Proceeds from capital contributions, net of placement costs                 72,000             140,000
Distributions to members                                                (3,478,757)         (2,464,340)
                                                                      ------------        ------------
Net cash and cash equivalents used in financing activities              (4,606,757)         (3,524,340)
                                                                      ------------        ------------

Net increase (decrease) in cash and cash equivalents                      (176,986)            153,351

Cash and cash equivalents, beginning of year                               638,992             485,641
                                                                      ------------        ------------
Cash and cash equivalents, end of year                                $    462,006        $    638,992
                                                                      ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                         $    6 1,079        $     62,853
                                                                      ============        ============

See accompanying notes to financial statements.

                         Trapeza Capital Management, LLC

                      Notes to Audited Financial Statements

                                December 31, 2005

1. ORGANIZATION AND PURPOSE

Trapeza Capital Management, LLC (the "Company"), was organized on August 26, 2002 as a Delaware limited liability company. The Company commenced operations on November 19, 2002. The Company was organized for the purpose of supervising and directing the investment and reinvestment of collateral for six collateralized debt obligations, Trapeza CDO I, LLC ("Issuer I"), Trapeza CDO II, LLC ("Issuer II"), Trapeza CDO III, LLC ("Issuer III"), Trapeza CDO IV, LLC ("Issuer IV"), Trapeza CDO V, Ltd. ("Issuer V"), and Trapeza CDO Edge, Ltd. ("Issuer Edge"), (collectively the "Issuers").

The Company shall provide services to the Issuers as follows, 1) supervise and direct the administration of the collateral, 2) determine, upon request of the trustee, when payments received in respect to the collateral shall be applied as principal proceeds, 3) monitor the collateral on behalf of the Issuers and, on an ongoing basis, provide to the Issuers and the trustee all schedules and other information and data relating to the collateral which the Issuers or the trustee, on behalf of the noteholders, is required to be prepared and delivered,
4) take or direct the trustee to sell or dispose of any collateral subject to the requirements of such in the indentures and 5) cause the trustee to exercise or acquire any rights or remedies with respect to such collateral (including waiving any default or voting to accelerate the maturity of any defaulted security).

The Company is owned equally by Financial Stocks, Inc. ("FSI") and Resource Fund Financial Management, Inc., a wholly owned subsidiary of Resource America, Inc. ("REXI"). FSI is a Registered Investment Adviser under the Investment Advisers Act of 1940. REXI, a publicly traded company is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for their own account and for outside investors in the financial fund management, real estate and equipment leasing sectors.

The business and affairs of the Company shall be managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of the Company, to make all decisions regarding those matters and to perform any activities customary or incident to the management of the Company's business. The Company shall continue in perpetuity, unless sooner terminated upon unanimous determination of the members to terminate the Company.

The Company has a partnership interest of approximately 9% in Trapeza Partners II L.P. (the "Partnership"). The Partnership was organized for the purpose of investing in

                         Trapeza Capital Management, LLC

1. ORGANIZATION AND PURPOSE (CONTINUED)

membership interests and other securities to be issued by Issuer II, an affiliated collateralized debt obligation, which was formed by Trapeza Funding II, LLC, a Delaware limited liability company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

BASIS OF ACCOUNTING

The Company's accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

CASH AND CASH EQUIVALENTS

The Company considers all demand deposits with banks and other highly liquid investments with original maturities of three months or less to be cash equivalents.

ALLOCATION OF PROFITS AND LOSSES

Profits and losses shall be allocated to the members in proportion to their respective capital account balances.

USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

TAXATION

The Company is treated as a partnership for Federal income tax purposes and, therefore, no provision for federal income tax is recorded.

                         Trapeza Capital Management, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.

3. NOTE PURCHASE AND SECURITY AGREEMENT

Pursuant to an agreement dated March 11, 2003, the Company entered into a Note Purchase and Security Agreement with Credit Suisse First Boston, LLC ("CSFB"), the initial purchaser of the notes, and Credit Suisse First Boston, Cayman Islands Branch, purchaser of the notes. Under the terms of the agreement, the Company authorized the issue and sale of $3,700,000 aggregate principal amount of its floating rate senior notes due October 15, 2006. At December 31, 2005 and 2004 the outstanding note balance was $700,000 and $1,900,000, respectively, as the first principal payment was made on October 15, 2003. Set forth in the terms of the agreement, the Company is required to prepay the remaining principal of the notes in the following principal amounts:

                     PAYMENT DATE                  PRINCIPAL AMOUNT
                   ----------------               ------------------

                    April 15, 2006                     $600,000

                   October 15, 2006                    $100,000

To secure timely payment of all obligations and the performance of all obligations, CSFB requires that the collateral management fee related to Issuer II, the limited partnership interests of the Company, FSI, and REXI in the Issuer, the interest collection account of the Issuer, and all proceeds of the foregoing are pledged as security interests.

If any optional redemption or other redemption of the notes issued occurs prior to the final payment date, the Company shall on the date of such redemption prepay the outstanding principal amount of the notes plus all accrued and unpaid interest thereon, any additional amounts and all other obligations outstanding.

The Company may opt to prepay at any time all, or from time to time any part of the notes in an amount not less than 50% of the aggregate principal amount of the notes then outstanding in the case of a partial prepayment, at 100% of the principal amount. Each prepayment shall be in an amount of $100,000 or an integral multiple thereof.

Interest on the principal amount of the notes is required to be paid to the holder of the notes on each payment date, or early payment date, if applicable. Computed interest shall equal the sum of the product of libor plus 1%, the sum of the aggregate outstanding

                         Trapeza Capital Management, LLC

3. NOTE PURCHASE AND SECURITY AGREEMENT (CONTINUED)

principal balance of the notes, any past due interest and any additional amounts due and payable, on such payment date. For the years ended December 31, 2005 and 2004, interest expense attributable to the repayment of the notes is $55,139 and $61,553, respectively, as reflected in the statements of operations.

4. TRUSTEE FEES PAYABLE

The Company maintains a cash account restricted for future payment of trustee fees deposited from the closing of specific collateral. Depending upon the contractual terms, the trustee fees will be paid to the Bank of New York or Deutsche Bank annually over the next four years on the anniversary date of each specific collateral involved. An initial trustee fee was paid to the Bank of New York or Deutsche Bank at the time of the closing of the collateral.

5. CONTRIBUTIONS, WITHDRAWALS AND DISTRIBUTIONS

As of December 31, 2005, the Company has 100 membership units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds.

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. For the years ended December 31, 2005 and 2004, the Company made distributions of $3,478,757 and $2,464,340, respectively, to the members.

6. RELATED PARTY TRANSACTIONS

Pursuant to the collateral management agreements with Issuers I, II, III, and IV, the Collateral Manager is entitled to a semi-annual fee, payable in arrears on the distribution dates of the issuers, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For years ended December 31, 2005 and 2004, total collateral management fees were $3,553,425 and $3,559,723, respectively.

                         Trapeza Capital Management, LLC

6. RELATED PARTY TRANSACTIONS (CONTINUED)

Pursuant to the collateral management agreement with Issuer Edge, the Collateral Manager is entitled to a quarterly fee, payable in arrears on the distribution dates of the issuers, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For years ended December 31, 2005 and 2004, total collateral management fees were $238,500 and $0, respectively.

Pursuant to the collateral management agreement with Issuer V, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.20% per annum, calculated in the same manner as the Base Collateral Management Fee. The Collateral Manager is entitled to additional incentive fees of 0.05%, 0.10%, and 0.25% per annum in arrears dependent upon the target returns reached on the preference shares as defined in the indenture. For the years ended December 31, 2005 and 2004, total collateral management fees were $1,050,046 and $1,050,380, respectively.

7. ASSIGNMENT FEE

During April 2005, the Company received an assignment fee in the amount of $758,715 in connection with the facilitation of the purchase and sale of trust preferred collateral from one financial institution to another during the warehouse period of Issuer Edge. This fee was initially deferred as the Company continued to manage the securities. In August 2005, the securities were sold into Issuer Edge and the income was recognized at that time.

                                                                     Schedule h)










    TRAPEZA MANAGEMENT GROUP, LLC

    AUDITED FINANCIAL STATEMENTS

    Year ended December 31, 2005 and period from April 1, 2004 (commencement of operations) to December 31, 2004 with Report of Independent Auditors

                          Trapeza Management Group, LLC

                          Audited Financial Statements

             Year ended December 31, 2005 and period from April 1, 2004
               (commencement of operations) to December 31, 2004




                                    CONTENTS




Report of Independent Auditors............................................... 1

Audited Financial Statements

Statements of Financial Condition............................................ 2
Statements of Operations..................................................... 3
Statements of Changes in Members' Interests.................................. 4
Statements of Cash Flows..................................................... 5
Notes to Audited Financial Statements........................................ 6

                         Report of Independent Auditors

To the Members of
Trapeza Management Group, LLC:

We have audited the accompanying statements of financial condition of Trapeza Management Group, LLC (the "Company"), as of December 31, 2005 and 2004, and the related statements of operations, changes in members' interest and cash flows for the year ended December 31, 2005 and period from April 1, 2004 (commencement of operations) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trapeza Management Group, LLC at December 31, 2005 and 2004, and the results of its operations, changes in its members' interest and its cash flows for the year ended December 31, 2005 and period from April 1, 2004 (commencement of operations) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.




January 27, 2006

                          Trapeza Management Group, LLC

                        Statements of Financial Condition

                                                                               DECEMBER 31
                                                                       2005                    2004
                                                                   -------------           -------------
ASSETS
Cash and cash equivalents                                          $      87,558           $      31,171
Collateral management fees                                               903,624                 568,506
Prepaid expense                                                           46,458                  31,338
Database configuration (net of accumulated amortization of
  $11,598 and $4,273)                                                     10,377                  17,702
                                                                   -------------           -------------
Total Assets                                                       $   1,048,017           $     648,717
                                                                   =============           =============

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
   Professional fees                                               $      12,500           $      15,000
   Accrued expenses                                                       31,630                  24,539
   License fee payable                                                         -                   2,023
   Taxes payable                                                               -                  32,293
                                                                   -------------           -------------
Total Liabilities                                                         44,130                  73,855
                                                                   -------------           -------------

Members' Interests                                                     1,003,887                 574,862
                                                                   -------------           -------------
Total Members' Interests                                               1,003,887                 574,862
                                                                   -------------           -------------
Total Liabilities and Members' Interests                           $   1,048,017           $     648,717
                                                                   =============           =============


See accompanying notes to financial statements.

                          Trapeza Management Group, LLC

                            Statements of Operations

                                                                                          PERIOD FROM
                                                                                          APRIL 1, 2004
                                                                                        (COMMENCEMENT OF
                                                                    YEAR ENDED           OPERATIONS) TO
                                                                 DECEMBER 31, 2005      DECEMBER 31, 2004
                                                                 -----------------      -----------------
INVESTMENT INCOME
Collateral management fees                                         $     2,737,777       $     1,249,047


Reimbursement income                                                             -             1,005,000
                                                                   ---------------       ---------------
Total investment income                                                  2,737,777             2,254,047
                                                                   ---------------       ---------------

EXPENSES
Wages, payroll taxes and benefits                                          131,644                68,381
Licensing fees                                                              87,348                 8,291
Taxes                                                                       73,960                44,293
Insurance                                                                   45,204                     -
Professional fees                                                           19,036                18,647
Rent                                                                        15,678                 8,144
Amortization/Depreciation                                                    7,325                 4,273
Supplies                                                                     5,500                 2,728
Financial publications                                                       5,172                 2,686
Telephone                                                                    3,818                 1,983
Delivery services                                                            3,523                 1,959
Other                                                                        3,431                   788
Printing                                                                       135                   244
                                                                   ---------------       ---------------
Total expenses                                                             401,774               162,417
                                                                   ---------------       ---------------
NET INCOME                                                         $     2,336,003       $     2,091,630
                                                                   ===============       ===============

See accompanying notes to financial statements.

                          Trapeza Management Group, LLC

                   Statements of Changes in Members' Interests

             Year ended December 31, 2005 and period from April 1, 2004
               (commencement of operations) to December 31, 2004


Balance at April 1, 2004                                          $          -
Capital contributions                                                    6,000
Net income                                                           2,091,630
Distributions to members                                            (1,522,768)
                                                                  ------------
Balance at December 31, 2004                                           574,862
Net income                                                           2,336,003
Distributions to members                                            (1,906,978)
                                                                  ------------
Balance at December 31, 2005                                      $  1,003,887
                                                                  ============


See accompanying notes to financial statements.

                          Trapeza Management Group, LLC

                            Statements of Cash Flows

                                                                                          PERIOD FROM
                                                                                          APRIL 1, 2004
                                                                                        (COMMENCEMENT OF
                                                                    YEAR ENDED           OPERATIONS) TO
                                                                 DECEMBER 31, 2005      DECEMBER 31, 2004
                                                                 -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $     2,336,003       $     2,091,630

Adjustments to reconcile net income to net cash and cash
  equivalents provided by operating activities:
   Amortization/Depreciation                                                 7,325                 4,273
Net change in operating assets and liabilities:
   Collateral management fees                                             (335,118)             (568,506)
   Prepaid expense                                                         (15,120)              (31,338)
   Database configuration                                                        -               (21,975)
   Accounts payable                                                         (2,500)               15,000
   Accrued expenses                                                          7,091                24,539
   License fee payable                                                      (2,023)                2,023
   Taxes payable                                                           (32,293)               32,293
                                                                   ---------------       ---------------
Net cash and cash equivalents provided by operating activities           1,963,365             1,547,939
                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from capital contributions                                           -                 6,000
   Distributions to members                                             (1,906,978)           (1,522,768)
                                                                   ---------------       ---------------
Net cash and cash equivalents used in financing activities              (1,906,978)           (1,516,768)
                                                                   ---------------       ---------------

Net increase in cash and cash equivalents                                   56,387                31,171

Cash and cash equivalents, beginning of period                              31,171                     -
                                                                   ---------------       ---------------
Cash and cash equivalents, end of period                           $        87,558       $        31,171
                                                                   ===============       ===============

See accompanying notes to financial statements.

                          Trapeza Management Group, LLC

                      Notes to Audited Financial Statements

                                December 31, 2005

1. ORGANIZATION AND PURPOSE

Trapeza Management Group, LLC (the "Company"), was organized on April 1, 2004 as a Delaware limited liability company. The Company commenced operations on April 1, 2004. The Company was organized for the purpose of supervising and directing the investment and reinvestment of collateral for two collateralized debt obligations, Trapeza CDO VI, LLC ("Issuer VI") and Trapeza CDO VII, LLC ("Issuer VII").

The Company shall provide services to the Issuers as follows, 1) supervise and direct the administration of the collateral, 2) determine, upon request of the trustee, when payments received in respect to the collateral shall be applied as principal proceeds, 3) monitor the collateral on behalf of the Issuers and, on an ongoing basis, provide to the Issuers and the trustee all schedules and other information and data relating to the collateral which the Issuers or the trustee, on behalf of the noteholders, is required to be prepared and delivered,
4) take or direct the trustee to sell or dispose of any collateral subject to the requirements of such in the indentures and 5) cause the trustee to exercise or acquire any rights or remedies with respect to such collateral (including waiving any default or voting to accelerate the maturity of any defaulted security).

The Company is owned equally by Financial Stocks, Inc. ("FSI"), SunTrust Equity Funding, LLC ("SunTrust"), and Resource Fund Financial Management, Inc., a wholly owned subsidiary of Resource America, Inc. ("REXI"). FSI is a Registered Investment Adviser under the Investment Advisers Act of 1940. SunTrust is a financial holding company that provides deposit, credit and trust and investment services. REXI, a publicly traded company, is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for their own account and for outside investors in the financial fund management, real estate and equipment leasing sectors.

The business and affairs of the Company shall be managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of the Company, to make all decisions regarding those matters and to perform any activities customary or incident to the management of the Company's business. The Company shall continue in perpetuity, unless sooner terminated upon unanimous determination of the members to terminate the Company.

                          Trapeza Management Group, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

BASIS OF ACCOUNTING

The Company's accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

CASH AND CASH EQUIVALENTS

The Company considers all demand deposits with banks and other highly liquid investments with original maturities of three months or less to be cash equivalents.

ALLOCATION OF PROFITS AND LOSSES

Profits and losses shall be allocated to the members in proportion to their respective capital account balances.

USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

TAXATION

The Company is treated as a partnership for Federal income tax purposes and, therefore, no provision for federal income tax is recorded.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.

                          Trapeza Management Group, LLC

3. CONTRIBUTIONS, WITHDRAWALS AND DISTRIBUTIONS

As of December 31, 2005, the Company has 300 membership units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds.

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. For the year ended December 31, 2005 and period from April 1, 2004 (commencement of operations) to December 31, 2004, the Company made distributions of $1,906,978 and $1,522,768, respectively, to the members.

4. RELATED PARTY TRANSACTIONS

Pursuant to the collateral management agreements with Issuer VI and VII, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.25% per annum, calculated in the same manner as the Base Collateral Management Fee. The Collateral Manager is entitled to additional incentive fees of 0.05%, 0.10%, and 0.25% per annum in arrears dependent upon the target returns reached on the preference shares as defined in the indenture. For the year ended December 31, 2005 and period from April 1, 2004 (commencement of operations) to December 31, 2004, total collateral management fees were $2,737,777 and $1,249,047, respectively.

During 2004, Issuer VII paid the Company a one time reimbursement fee of $1,005,000 in connection with the formation of Issuer VII.

                                                                     Schedule i)











    TRAPEZA CAPITAL MANAGEMENT, LLC

    FINANCIAL STATEMENTS (UNAUDITED)

    Year Ended December 31, 2003

                         Trapeza Capital Management, LLC

                              Financial Statements

                          Year Ended December 31, 2003

                                    Unaudited





                                    CONTENTS


Statement of Financial Condition..............................................3
Statement of Operations.......................................................4
Statement of Changes in Members' Interests....................................5
Statement of Cash Flows.......................................................6
Notes to Financial Statements.................................................7

                         Trapeza Capital Management, LLC

                        Statement of Financial Condition

                                    Unaudited


                                                               DECEMBER 31,
                                                                   2003
                                                               ------------

ASSETS
Cash and cash equivalents                                      $   485,641
Investments in Trapeza Partners II L.P.                          3,625,091
Collateral management fees                                         956,988
Prepaid expense                                                     97,192
Website redesign                                                    38,014
Deferred debt issuance costs (net of accumulated
  amortization of $37,158)                                          37,842
                                                               -----------
Total Assets                                                   $ 5,240,768
                                                               ===========

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
   Loan payable                                                $ 3,100,000
   Interest payable                                                 14,136
   Professional fees                                                59,000
   Accounts payable                                                 39,100
   Trustee fees                                                    482,000
   Accrued expenses                                                 25,232
                                                               -----------
Total Liabilities                                                3,719,468
                                                               -----------

Members' Interests                                               1,521,300
                                                               -----------
Total Members' Interests                                         1,521,300
                                                               -----------
Total Liabilities and Members' Interests                       $ 5,240,768
                                                               ===========


See accompanying notes to financial statements.

                         Trapeza Capital Management, LLC

                             Statement of Operations

                                    Unaudited


                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              2003
                                                         ---------------

INVESTMENT INCOME
Collateral management fees                               $     2,257,155
Equity in earnings (loss) of Trapeza Partners II L.P.            479,951
                                                         ---------------
Total investment income                                        2,737,106
                                                         ---------------

EXPENSES
Consulting and advisory fees                                     528,000
Professional fees                                                114,810
Interest expense                                                  95,233
Amortization of deferred debt issuance costs                      37,158
Amortization - other                                              20,524
Wages, payroll taxes and benefits                                 13,503
Other                                                              3,286
                                                         ---------------
Total expenses                                                   812,514
                                                         ---------------
NET INCOME                                               $     1,924,592
                                                         ===============


See accompanying notes to financial statements.

                         Trapeza Capital Management, LLC

                   Statement of Changes in Members' Interests

                          Year Ended December 31, 2003

                                    Unaudited



                                                                    MEMBERS'
                                                                   INTERESTS
                                                                   ----------
Balance at December 31, 2002                                       $   71,931
   Capital contributions, net of placement costs                       74,277
   Offering costs                                                     (39,717)
   Net income                                                       1,924,592
   Distributions to members                                          (509,783)
                                                                   ----------
Balance at December 31, 2003                                       $1,521,300
                                                                   ==========


See accompanying notes to financial statements.

                         Trapeza Capital Management, LLC

                             Statement of Cash Flows
                                    Unaudited

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                      2003
                                                                   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  1,924,592
Adjustments to reconcile net income to net cash and cash
  equivalents provided by operating activities:
   Amortization of deferred debt issuance costs                          37,158
   Amortization - other                                                  20,524
Net change in operating assets and liabilities:
   Investment in Trapeza Partners II L.P.                              (321,125)
   Collateral management fees                                          (867,221)
   Prepaid expense                                                     (116,630)
   Website redesign                                                     (39,100)
   Interest payable                                                       9,494
   Professional fees                                                     59,000
   Accounts payable                                                      39,100
   Trustee fees                                                         482,000
   Accrued expenses                                                      25,232
Net cash and cash equivalents provided by operating activities        1,435,876

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan                                                    3,700,000
Principal payments on loan                                             (600,000)
Principal payments on loan - affiliates                              (3,500,000)
Proceeds from capital contributions, net of placement costs              74,277
Deferred debt issuance costs                                            (75,000)

Payments for offering costs                                             (39,717)
Distributions to members                                               (509,783)
                                                                   ------------
Net cash and cash equivalents used in financing activities             (950,223)

Net increase in cash and cash equivalents                               485,653

Cash and cash equivalents, beginning of period                              (12)
                                                                   ------------
Cash and cash equivalents, end of period                           $    485,641
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                      $     85,739
                                                                   ============

See accompanying notes to financial statements.

                         Trapeza Capital Management, LLC

                     Notes to Unaudited Financial Statements

                                December 31, 2003

1. ORGANIZATION AND PURPOSE

Trapeza Capital Management, LLC (the "Company"), was organized on August 26, 2002 as a Delaware limited liability company. The Company commenced operations on November 19, 2002. The Company was organized for the purpose of supervising and directing the investment and reinvestment of collateral for five collateralized debt obligations, Trapeza CDO I, LLC ("Issuer I"), Trapeza CDO II, LLC ("Issuer II"), Trapeza CDO III, LLC ("Issuer III"), Trapeza CDO IV, LLC ("Issuer IV"), and Trapeza CDO V, Ltd. (Issuer V), (collectively the "Issuers").

The Company shall provide services to the Issuers as follows 1) supervise and direct the administration of the collateral, 2) determine, upon request of the trustee, when payments received in respect to the collateral shall be applied as principal proceeds, 3) monitor the collateral on behalf of the Issuers and, on an ongoing basis, provide to the Issuers and the trustee all schedules and other information and data relating to the collateral which the Issuers or the trustee, on behalf of the noteholders, is required to be prepared and delivered,
4) take or direct the trustee to sell or dispose of any collateral subject to the requirements of such in the indentures and 5) cause the trustee to exercise or acquire any rights or remedies with respect to such collateral (including waiving any default or voting to accelerate the maturity of any defaulted security).

The Company is owned equally by Financial Stocks, Inc. ("FSI") and Resource Fund Financial Management, Inc., a wholly owned subsidiary of Resource America, Inc. ("REXI"). FSI is a Registered Investment Adviser under the Investment Advisers Act of 1940. REXI is a publicly traded company operating in energy, real estate and financial services sectors.

The business and affairs of the Company shall be managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of the Company, to make all decisions regarding those matters and to perform any activities customary or incident to the management of the Company's business. The Company shall continue in perpetuity, unless sooner terminated upon unanimous determination of the members to terminate the Company.

                         Trapeza Capital Management, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

BASIS OF ACCOUNTING

The Company's accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

CASH AND CASH EQUIVALENTS

The Company considers all demand deposits with banks and other highly liquid investments with original maturities of three months or less to be cash equivalents.

ALLOCATION OF PROFITS AND LOSSES

Profits and losses shall be allocated to the members in proportion to their respective capital account balances.

USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

TAXATION

The Company is treated as a partnership for Federal income tax purposes and, therefore, no provision for income tax is recorded.

3. INVESTMENT IN TRAPEZA PARTNERS II L.P. (THE "PARTNERSHIP)

Pursuant to agreements dated December 20, 2002, the Company entered into promissory notes with FSI and REXI, respectively, for the purpose of providing the Company with equity to invest in the Partnership. Under the terms of the agreement, the Company promised to pay $1,750,000 each to FSI and REXI, respectively, plus accrued interest at

                         Trapeza Capital Management, LLC

3. INVESTMENT IN TRAPEZA PARTNERS II L.P. (THE "PARTNERSHIP) (CONTINUED)

libor plus 3.00% before or by May 20, 2003, the maturity date. The loans were repaid on March 11, 2003.

The Company has a partnership interest of approximately 9% in the Partnership.

4. NOTE PURCHASE AND SECURITY AGREEMENT

Pursuant to an agreement dated March 11, 2003, the Company entered into a Note Purchase and Security Agreement with Credit Suisse First Boston, LLC ("CSFB"), the initial purchaser of the notes, and Credit Suisse First Boston, Cayman Islands Branch, purchaser of the notes. Under the terms of the agreement, the Company authorized the issue and sale of $3,700,000 aggregate principal amount of its floating rate senior notes due October 15, 2006. At December 31, 2003, the outstanding note balance was $3,100,000, as the first principal payment was made on October 15, 2003. Set forth in the terms of the agreement, the Company is required to prepay the remaining principal of the notes in the following principal amounts:

                 PAYMENT DATE                  PRINCIPAL AMOUNT
             -------------------------    ---------------------------

                April 15, 2004                     $600,000

               October 15, 2004                    $600,000

                April 15, 2005                     $600,000

               October 15, 2005                    $600,000

                April 15, 2006                     $600,000

               October 15, 2006                    $100,000


To secure timely payment of all obligations and the performance of the all obligations, CSFB requires that the collateral management fee related to Issuer II, the limited partnership interests of the Company, FSI, and REXI in the Issuer, the interest collection account of the Issuer, and all proceeds of the foregoing are pledged as security interests.

                         Trapeza Capital Management, LLC

4. NOTE PURCHASE AND SECURITY AGREEMENT (CONTINUED)

If any optional redemption or other redemption of the notes issued occurs prior to the final payment date, the Company shall on the date of such redemption prepay the outstanding principal amount of the notes plus all accrued and unpaid interest thereon, any additional amounts and all other obligations outstanding.

The Company may opt to prepay at any time all, or from time to time any part of, the notes, in an amount not less than 50% of the aggregate principal amount of the notes then outstanding in the case of a partial prepayment, at 100% of the principal amount. Each prepayment shall be in an amount of $100,000 or an integral multiple thereof.

Interest on the principal amount of the notes is required to be paid to the holder of the notes on each payment date, or early payment date, if applicable. Computed interest shall equal the sum of the product of libor plus 1%, the sum of the aggregate outstanding principal balance of the notes, any past due interest and any additional amounts due and payable, on such payment date. For the year ended December 31, 2003, interest expense attributable to the repayment of the notes is $65,697, as reflected in the statement of operations.

5. TRUSTEE FEES PAYABLE

The Company maintains a cash account restricted for future payment of trustee fees deposited from the closing of specific collateral. Depending upon the contractual terms, the trustee fees will be paid to the Bank of New York or Deutsche Bank annually over the next four years on the anniversary date of each specific collateral involved. An initial trustee fee was paid to the Bank of New York or Deutsche Bank at the time of the closing of the collateral.

6. CONTRIBUTIONS, WITHDRAWALS AND DISTRIBUTIONS

As of December 31, 2003, the Company has 100 membership units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds.

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. For the period ended December 31, 2003, the Company made distributions of $509,783 to the members.

                         Trapeza Capital Management, LLC

7. RELATED PARTY TRANSACTIONS

Pursuant to the collateral management agreements with Issuers I, II, III, and IV, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates of the issuers, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For year ended December 31, 2003, total collateral management fees for Issuer I was $829,243. For the period ended December 31, 2003, total collateral management fees were $805,788, $389,633, and $194,548 for Issuer II, Issuer III, and Issuer IV, respectively.

Pursuant to the collateral management agreement with Issuer V, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount ("Base Collateral Management Fee"), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.20% per annum, calculated in the same manner as the Base Collateral Management Fee. The Collateral Manager is entitled to additional incentive fees of 0.05%, 0.10%, and 0.25% per annum in arrears dependent upon the target returns reached on the preference shares as defined in the indenture. For the period ended December 31, 2003, total collateral management fees were $37,943.

           3. EXHIBITS

              Exhibit No.         Description
              -----------         -----------

                  3.1 Restated Certificate of Incorporation of Resource America. (1)
                  3.2       Amended and Restated Bylaws of Resource America,
                            Inc. (1)
                 10.1 Master Separation and Distribution Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004. (2)
                 10.2 Registration Rights Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14,
                            2004. (2)
                 10.3 Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004. (2)
                 10.4 Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14,
                            2004. (2)
                 10.5 Employment Agreement for Edward E. Cohen dated May 14, 2004. (2)
                 10.6(a) Fourth Modification, dated June 30, 2005, of Revolving Credit Agreement, Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc., Resource Properties 53, Inc., Resource Properties XXIV, Inc. Resource Properties XL, Inc. and Sovereign Bank. (2)
                 10.6(b) Fifth Modification, dated September 29, 2005, of Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource Properties, Inc. Resource Properties 53, Inc. Resource Properties XXIV, Inc., Resource Properties XL, Inc. and Sovereign Bank.
                 10.7(a) Fourth Amendment, dated December 19, 2003, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc. (4)
                 10.7(b) Sixth Amendment, dated June 20, 2004, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc. (2)
                 10.7(c) Seventh Amendment, dated March 18, 2005, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc. (3)

                 10.7(d) Eighth Amendment, dated June 29, 2005, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc. (3)
                 10.7(e) Ninth Amendment, dated July 28, 2005, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc.
                 10.7(f) Tenth Amendment, dated September 14, 2005, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc.
                 10.7(g) Eleventh Amendment, dated September 16, 2005, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc.
                 10.7(h) First Amendment to Guaranty of Payment dated June 20, 2004 between Resource America, Inc. and National City Bank. (2)
                 10.7(i) Second Amendment to Guaranty of Payment dated March 2005 between Resource America, Inc. and National City Bank. (3)
                 10.7(j) Third Amendment to Guaranty of Payment dated July 28, 2005 between Resource America, Inc. and National City Bank.
                 10.7(k) Fourth Amendment to Guaranty of Payment dated September 14, 2005 between Resource America, Inc. and National City Bank.
                 10.8(a) First Amendment, dated December 19, 2003, to Revolving Credit Agreement and Assignment dated May 28, 2003 among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P., LEAF Funding, Inc. and Commerce Bank, National Association. (4)
                 10.8(b) Third Amendment, dated June 18, 2004, to Revolving Credit Agreement and Assignment dated May 28, 2003 among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P., LEAF Funding, Inc. and Commerce Bank, National Association. (2)
                 10.8(c) First Amendment to Guaranty of Payment dated June 18, 2004 between Resource America, Inc. and Commerce Bank, National Association. (2)
                 10.9 Revolving Credit Agreement and Assignment dated as of May 27, 2004 among Lease Equity Appreciation Fund I, L.P., LEAF Financial Corporation and Sovereign Bank. (2)
                 10.10 Pooling and Servicing Agreement, dated July 13, 2005, among LEAF Funding, Inc., LEAF Financial Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of New York.
                 10.11      2005 Equity Compensation Plan (5)
                 10.12 Grant of Incentive Stock Option Pursuant to the Resource America, Inc. 2005 Omnibus Equity Compensation Plan.
                 10.13 Grant of Non-Qualified Stock Option Pursuant to the Resource America, Inc. 2005 Omnibus Equity Compensation Plan.

                 21.1       Subsidiaries of Resource America, Inc.

                 23.1       Consent of Grant Thornton LLP

                 23.2       Consent of Ernst & Young LLP

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


                                   RESOURCE AMERICA, INC. (Registrant)
     March 27, 2006                By:  /s/ Jonathan Z. Cohen
                                        -------------------------------------
                                        Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edward E. Cohen          Chairman of the Board             March 27, 2006
-------------------------
EDWARD E. COHEN

/s/ Jonathan Z. Cohen        Director, President               March 27, 2006
-------------------------    and Chief Executive Officer
JONATHAN Z. COHEN

/s/ Carlos C. Campbell       Director                          March 27, 2006
-------------------------
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin          Director                          March 27, 2006
-------------------------
ANDREW M. LUBIN

/s/ Michael J. Bradley       Director                          March 27, 2006
-------------------------
MICHAEL J. BRADLEY

/s/ Kenneth A. Kind          Director                          March 27, 2006
-------------------------
KENNETH A. KIND

/s/ John S. White            Director                          March 27, 2006
-------------------------
JOHN S. WHITE

/s/ Steven J. Kessler        Executive Vice President          March 27, 2006
-------------------------    and Chief Financial Officer
STEVEN J. KESSLER