Form 10-Q
period 2006-03-31
RESOURCE AMERICA INC
filed 2006-05-05
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on May 1, 2006 was 17,607,715.

RESOURCE AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$41,083	$30,353
Restricted cash	−	5,000
Investments in equipment finance	53,132	41,394
Accounts receivable	8,797	10,677
Receivables from managed entities	6,550	4,280
Prepaid expenses and other current assets	13,871	10,473
Assets held for sale	8,064	107,520
Total current assets	131,497	209,697

Loans held for investment - financial fund management	−	97,752
Investments in real estate	49,530	46,049
Investment in Resource Capital Corp.	26,292	15,000
Investments in Trapeza entities	12,224	10,457
Investments in financial fund management entities	13,213	13,312
Property and equipment, net	7,794	30,521
Other assets, net	57,862	34,680
	$298,412	$457,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,324	$1,543
Secured warehouse credit facility - financial fund management	−	97,751
Secured warehouse credit facilities - equipment finance	39,229	30,942
Payables to managed entities	7,767	591
Accounts payable, accrued expenses and other current liabilities	18,051	19,797
Liabilities associated with assets held for sale	5,010	74,438
Total current liabilities	84,381	225,062

Long-term debt	2,291	17,066

Deferred revenue and other liabilities	11,512	11,590
Minority interests	10,243	16,614
Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 26,389,083 and 26,371,780 shares issued, respectively	264	264
Additional paid-in capital	258,565	258,019
Less treasury stock, at cost; 8,783,520 and 8,312,760 shares, respectively	(90,790)	(82,556)
Less ESOP loan receivable	(477)	(488)
Accumulated other comprehensive income	3,232	2,052
Retained earnings	19,191	9,845
Total stockholders’ equity	189,985	187,136
	$298,412	$457,468

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
REVENUES
Financial fund management	$5,891	$4,786	$13,402	$6,080
Real estate	9,206	3,135	13,860	5,269
Equipment finance	5,517	3,244	10,598	5,709
	20,614	11,165	37,860	17,058
COSTS AND EXPENSES
Financial fund management	2,693	2,648	4,893	3,280
Real estate	2,714	2,616	4,979	4,818
Equipment finance	3,553	2,324	6,471	4,509
General and administrative	2,308	2,163	5,592	3,797
Depreciation and amortization	859	425	1,720	803
	12,127	10,176	23,655	17,207
OPERATING INCOME (LOSS)	8,487	989	14,205	(149)

OTHER INCOME (EXPENSE)
Interest expense	(1,346)	(417)	(3,619)	(875)
Minority interests	(369)	(842)	(771)	(743)
Other income, net	1,962	281	2,835	3,478
	247	(978)	(1,555)	1,860
Income from continuing operations before taxes	8,734	11	12,650	1,711
Provision for income taxes	3,755	4	2,249	627
Income from continuing operations	4,979	7	10,401	1,084
Income from discontinued operations, net of tax	152	7,455	1,090	14,945
Net income	$5,131	$7,462	$11,491	$16,029

Net income per common share - basic:
Continuing operations	$0.28	$0.00	$0.58	$0.06
Discontinued operations	0.01	0.43	0.06	0.86
Net income	$0.29	$0.43	$0.64	$0.92
Weighted average shares outstanding	17,740	17,526	17,898	17,516

Net income per common share - diluted:
Continuing operations	$0.25	$0.00	$0.52	$0.06
Discontinued operations	0.01	0.40	0.06	0.79
Net income	$0.26	$0.40	$0.58	$0.85
Weighted average shares outstanding	19,810	18,829	19,898	18,765

Dividends declared per common share	$0.06	$0.05	$0.12	$0.10

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED MARCH 31, 2006
(in thousands)
(unaudited)

					Accumulated
		Additional		ESOP	Other		Totals
	Common	Paid-In	Treasury	Loan	Comprehensive	Retained	Stockholders’	Comprehensive
	Stock	Capital	Stock	Receivable	Income	Earnings	Equity	Income

Balance, October 1, 2005	$264	$258,019	$(82,556)	$(488)	$2,052	$9,845	$187,136
Net income	-	-	-	-	-	11,491	11,491	$11,491
Treasury shares issued	-	82	116	-	-	-	198
Stock-based compensation	-	547	-	-	-	-	547
Issuance of restricted common stock	-	97	-	-	-	-	97
Issuance of common shares	-	79	-	-	-	-	79
Purchase of treasury shares	-	-	(8,350)	-	-	-	(8,350)
Minority interest created upon the conversion of notes	-	(259)	−	-	-	-	(259)
Unrealized gains on investments in marketable securities, net of tax of $1,070	−	−	−	−	1,180		1,180	1,180
Cash dividends	-	-	-	-	-	(2,145)	(2,145)
Repayment of ESOP loan	-	-	-	11	-	-	11
Balance, March 31, 2006	$264	$258,565	$(90,790)	$(477)	$3,232	$19,191	$189,985	$12,671

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2006	2005 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,491	$16,029
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,720	803
Accretion of discount	(514)	(876)
Collection of interest	350	401
Provision for possible losses	−	161
Equity in earnings of equity investees	(4,437)	(5,092)
Minority interests	771	743
Distributions paid to minority interest holders	(783)	(677)
Gain from discontinued operations	(1,090)	(14,945)
Gain on sale of RAIT Investment Trust shares	−	(1,459)
Gain on asset resolutions	(5,991)	(83)
Deferred income tax provision	1,154	3,043
Tax benefit from the exercise of stock options	−	(138)
Non-cash compensation on long-term incentive plans	724	248
Non-cash compensation issued	531	56
Non-cash compensation received	(1,222)	(205)
Increase in net assets of FIN 46 entities’ and other assets held for sale	(2)	(155)
Increase in equipment finance investments	(12,415)	(14,202)
Changes in operating assets and liabilities	(320)	(3,357)
Net cash used in operating activities of continuing operations	(10,033)	(19,705)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,550)	(598)
Purchase of loans held for investment - financial fund management	(121,722)	−
Payments received on real estate loans and real estate	20,434	3,272
Investments in real estate	(25,302)	(3,336)
Distributions from equity investees	6,038	4,232
Investment in Resource Capital Corp	(13,500)	(15,000)
Investments in financial fund management entities	(14,925)	(8,300)
Proceeds from sale of financial fund management investment	5,415	−
Proceeds from sale of RAIT Investment Trust shares	−	2,924
Increase in other assets	191	(834)
Net cash used in investing activities of continuing operations	(144,921)	(17,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	381,901	123,369
Principal payments on borrowings	(237,929)	(112,663)
Dividends paid	(2,145)	(1,754)
Minority interest contributions	1	3,650
Proceeds from issuance of stock	79	868
Purchase of treasury stock	(8,350)	−
Net cash provided by financing activities of continuing operations	133,557	13,470
Net cash retained by entities previously consolidated	(3,825)	−

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2006	2005 (1)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	−	7,653
Investing activities	27,124	14,216
Financing activities	8,828	−
Net cash provided by discontinued operations	35,952	21,869
Increase (decrease) in cash	10,730	(2,006)
Cash at beginning of period	30,353	39,907
Cash at end of period	$41,083	$37,901

(1)	Revised presentation to reflect detail of cash flows from discontinued operations.

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

NOTE 1 - MANAGEMENT’S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

Resource America, Inc. (the "Company" or “RAI”) is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for the Company and for outside investors in the financial fund management, real estate and equipment finance sectors. As a specialized asset manager, the Company seeks to develop investment vehicles in which outside investors invest along with the Company and for which the Company manages the assets acquired pursuant to long-term management and operating agreements. The Company limits its investment vehicles to investment areas where it owns existing operating companies or has specific expertise.

On June 30, 2005, the Company distributed the remaining 10.7 million shares of common stock it held in Atlas America, Inc., its former energy subsidiary (“Atlas America”) (Nasdaq: ATLS), to its stockholders in the form of a tax-free dividend. Each stockholder of the Company received 0.59367 shares of Atlas America common stock for each share of Company common stock owned as of June 24, 2005, the record date. As of June 30, 2005, the Company no longer consolidates Atlas America, and the results of Atlas America’s operations for the three and six months ended March 31, 2005 are included in discontinued operations in the Consolidated Statements of Income.

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2006 and for the three and six months ended March 31, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (“fiscal 2005”). The results of operations for the three and six months ended March 31, 2006 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2006 (“fiscal 2006”).

Certain reclassifications have been made to the fiscal 2005 consolidated financial statements to conform to the fiscal 2006 presentation.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended
	March 31,
	2006	2005
Cash paid during the period for:
Interest	$6,398		$2,723
Income taxes	$2,808		$5,200

Non-cash activities include the following:
Conversion of notes (see Note 3):
Increase in minority interest	$259	$	−
Net reduction of equity	$250	$	−
Receipt of note upon resolution of a real estate loan and a FIN 46 asset	$2,200	$	−
Transfer of loans held for investment and associated debt to an unconsolidated CDO issuer (see Note 5):
Reduction of loans held for investment	$219,448	$	−
Reduction of debt associated with loans held for investment financial fund management	$219,474	$	−

Stock-Based Compensation

Employee Stock Options

The Company has adopted Statement of Financial Accounting Standards 123R, “Accounting for Stock-Based Compensation,” as revised (“SFAS 123R”), as of October 1, 2005. Accordingly, employee stock options granted on and after October 1, 2005 will be expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant using the Black-Scholes option-pricing model. In addition, the unamortized compensation related to previously issued options will also be expensed over the remaining vesting period of those options. For the three and six months ended March 31, 2006, the Company recorded compensation expense of $274,000 ($0.01 per share-diluted) and $548,000 ($0.03 per share-diluted), respectively. There was no corresponding tax benefit recorded since the Company has predominately issued incentive stock options and employees have typically held the stock received on exercise for the requisite holding period. At March 31, 2006, the Company had unamortized compensation expense of $2.5 million. There were no options granted during the three and six months ended March 31, 2006.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Stock-Based Compensation − (Continued)

For the three and six months ended March 31, 2005, the Company accounted for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25 and related interpretations. No stock-based employee compensation expense was reflected in net income since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

SFAS 123R requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted. The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS 123R (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2005	2005
Net income as reported	$7,462	$16,029
Stock-based employee compensation determined under the fair value-based method for all grants, net of tax	(290)	(581)
Pro forma net income	$7,172	$15,448

Basic earnings per share:
As reported	$0.43	$0.92
Pro forma	$0.41	$0.88
Diluted earnings per share:
As reported	$0.40	$0.85
Pro forma	$0.38	$0.82

Restricted Common Stock

In February 2006, the Company’s equipment finance subsidiary, LEAF Financial Corporation (“LEAF”), issued 300,000 shares of restricted common stock of LEAF valued at $69,000 based on 3% of the equity of LEAF as of the date of conversion. These restricted shares, issued to three senior officers of LEAF, vest at 50% per year commencing on February 1, 2007.

In January 2006, the Company issued 83,519 shares of restricted RAI common stock valued at $1.4 million based on the closing price of the Company’s stock as of the date of grant. These restricted shares vest at 25% per year commencing on January 3, 2007. For the three and six months ended March 31, 2006, the Company recorded stock-based compensation expense of $274,000 and $548,000, respectively.

In conjunction with the formation of Resource Capital Corp. (“RCC”) (NYSE: RSO), a real estate investment trust that we sponsored in March 2005, the Company received restricted shares of RCC (see Note 7).

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Company places its temporary cash investments in high-quality, short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At March 31, 2006, the Company had $50.3 million in deposits at various banks, of which $47.7 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES− (Continued)

Comprehensive Income

Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the Company include changes in the fair value, net of tax, of its investments in marketable securities.

NOTE 3 − EARNINGS PER SHARE

Basic earnings per share (“Basic EPS”) is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options and restricted stock, into shares of common stock as if those securities were exercised/issued.

The following table presents a reconciliation of the components used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Earnings - Basic
Continuing operations	$4,979	$7	$10,401	$1,084
Discontinued operations	152	7,455	1,090	14,945
Net income	$5,131	$7,462	$11,491	$16,029

Earnings - Diluted
Continuing operations	$4,979	$7	$10,401	$1,084
Minority interest from the assumed conversion of notes (1)	−	(18)	(35)	(3)
Income from continuing operations, as adjusted	4,979	(11)	10,366	1,081
Discontinued operations	152	7,455	1,090	14,945
Net income	$5,131	$7,444	$11,456	$16,026

Shares (2)
Basic shares outstanding	17,740	17,526	17,898	17,516
Dilutive effect of stock option and award plans	2,070	1,303	2,000	1,249
Dilutive shares outstanding	19,810	18,829	19,898	18,765

(1)
The Company had outstanding convertible notes payable in the amount of $11,500 to two executive officers of LEAF. These notes were converted (at the election of the executives) into 11.5% of LEAF’s common stock on February 1, 2006. The Diluted EPS computation reflects the assumed conversion of the notes as of the beginning of the periods presented through the conversion date and the related minority interest expense, net of tax, as a reduction of income from continuing operations.

(2)	As of March 31, 2006 and 2005, all outstanding options were dilutive.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2006
(unaudited)

NOTE 4 - INVESTMENTS IN EQUIPMENT FINANCE

The Company’s investments in equipment finance include the following (in thousands):

	March 31,	September 30,
	2006	2005
Direct financing leases, net	$22,950	$25,869
Notes receivable, net	26,787	10,309
Assets subject to operating leases, net of accumulated depreciation of $713 and $481	3,395	5,216
Investments in equipment finance	$53,132	$41,394

The interest rates on notes receivable generally range from 7% to 15%.

The components of direct financing leases are as follows (in thousands):

	March 31,	September 30,
	2006	2005
Total future minimum lease payments receivable	$28,945	$30,391
Initial direct costs, net of amortization	441	564
Unguaranteed residual	454	503
Unearned income	(6,890)	(5,589)
Investments in direct financing leases, net	$22,950	$25,869

Although the lease terms extend over many years as indicated in the following table, the Company routinely sells the leases it acquires or originates to the investment partnerships it manages, RCC, or certain subsidiaries of Merrill Lynch Equipment Finance, LLC shortly after their acquisition or origination in accordance with agreements with each party. As a result of these routine sales of leases and the Company’s credit evaluations, management concluded that no allowance for possible losses was needed at March 31, 2006 and September 30, 2005. The contractual future minimum lease and note payments and related rental payments scheduled to be received on direct financing non-cancelable leases, notes receivable and operating leases for each of the five succeeding annual periods ending March 31 and thereafter are as follows (in thousands):

	Direct Financing Leases	Notes Receivable	Operating Leases
2007	$6,045	$9,190	$1,178
2008	5,730	5,013	1,009
2009	5,367	4,619	509
2010	3,859	3,713	240
2011	3,288	2,395	100
Thereafter	4,656	1,857	−
	$28,945	$26,787	$3,036

NOTE 5 − LOANS HELD FOR INVESTMENT − FINANCIAL FUND MANAGEMENT

At September 30, 2005, the Company’s syndicated loan portfolio consisted of $97.8 million of floating rate loans. In December 2005, these loans were transferred at cost to Apidos CDO II, Ltd., an unconsolidated collateralized debt obligation (“CDO”) issuer that the Company sponsored. The related secured warehouse credit facility was also transferred to Apidos CDO II (see Note 10).

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2006
(unaudited)

NOTE 6 - INVESTMENTS IN REAL ESTATE

Real Estate Loans and Real Estate

The Company focuses its real estate operations on the sponsorship and management of real estate limited partnerships and tenant-in-common (“TIC”) property interests and the management and resolution of its investments in real estate and real estate loans.

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Investments in real estate loans, beginning of period	$27,836	$23,880	$25,923	$24,066
New loans	200	−	2,200	−
Additions to existing loans	−	104	65	1,240
Loan write-offs	−	(145)	−	(369)
Accretion of discount (net of collection of interest)	66	223	164	475
Collection of principal	−	(922)	(250)	(2,272)
Investments in real estate loans, end of period	28,102	23,140	28,102	23,140
Real estate ventures	9,751	22,092	9,751	22,092
Real estate owned, net of accumulated depreciation of $98 and $196	12,447	4,062	12,447	4,062
Allowance for possible losses	(770)	(770)	(770)	(770)
Real estate	21,428	25,384	21,428	25,384
Total real estate loans and real estate, end of period	$49,530	$48,524	$49,530	$48,524

At March 31, 2006 and 2005, the Company held, for its own account, real estate loans with aggregate face values of $66.3 million and $58.1 million, respectively. Amounts receivable, net of senior lien interests, were $50.9 million and $42.5 million at March 31, 2006 and 2005, respectively

In determining the Company’s allowance for possible losses related to its investments in real estate, the Company considers general and local economic conditions, neighborhood values, competitive over-building, casualty losses and other factors which may affect the value of loans and real estate. The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues. The Company reduces its investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2006
(unaudited)

NOTE 6 - INVESTMENTS IN REAL ESTATE − (Continued)

Real Estate Loans and Real Estate − (Continued)

The following is a summary of activity in the allowance for possible losses related to investments in real estate (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Balance, beginning of period	$770	$915	$770	$989
Provision for possible losses	−	−	−	150
Write-offs	−	(145)	−	(369)
Balance, end of period	$770	$770	$770	$770

Consolidation of Variable Interest Entities − Real Estate

Certain entities relating to the Company’s real estate business have been consolidated in accordance with FIN 46-R. Due to the timing of the receipt of financial information from third parties, the Company records these entities’ activities on a one quarter lag, except when adjusting for the impact of significant events such as a refinance or sale. The assets, liabilities, revenues and costs and expenses of the VIEs that are included in the consolidated financial statements are not the Company’s. The liabilities of the VIEs will be satisfied from the cash flows of the VIE’s consolidated assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities.

The following tables provide supplemental information about assets, liabilities, revenues and costs and expenses associated with two entities at March 31, 2006 and three entities at September 30, 2005 that were consolidated in accordance with FIN 46-R (in thousands):

	March 31,	September 30,
	2006	2005
Assets:
Cash	$73	$643
Accounts receivable, prepaid expenses and other current assets	41	133
Total current assets	114	776
Property and equipment, net of accumulated depreciation of $327 and $1,345 (see Note 8)	3,573	27,196
Total assets	$3,687	$27,972

Liabilities:
Current portion of long-term debt	$145	$1,390
Accounts payable, accrued expenses and other current liabilities	79	845
Total current liabilities	224	2,235
Long-term debt	1,462	17,129
Deferred revenue and other liabilities	−	163
Total liabilities	$1,686	$19,527

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2006
(unaudited)

NOTE 6 - INVESTMENTS IN REAL ESTATE − (Continued)

Consolidation of Variable Interest Entities − Real Estate − (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Continuing operations − Real Estate
Revenues	$163	$1,171	$267	$2,160

Costs and expenses:
Operating expenses	38	982	73	1,695
Depreciation and amortization	39	100	78	201
Interest	42	47	87	95
Total costs and expenses	119	1,129	238	1,991

Operating income	$44	$42	$29	$169

Minimum future rental income under non-cancelable operating leases associated with real estate rental properties owned by the Company or real estate consolidated under FIN 46-R that have terms in excess of one year for each of the five succeeding annual periods ended March 31, are as follows: 2007 − $664,000; 2008 - $660,000; 2009 - $643,000; 2010 - $565,000; and 2011 - $539,000.

Consolidation of Real Estate Entities Held for Sale

The following tables provide supplemental information about assets, liabilities and discontinued operations associated with the three and six entities (of which one and four were VIEs) that were held for sale at March 31, 2006 and September 30, 2005, respectively (in thousands):

	March 31,	September 30,
	2006	2005
Assets:
Cash	$78	$2,546
Accounts receivable, prepaid expenses and other current assets	118	731
Property and equipment, net (1)	7,868	103,237
Other assets, net	−	1,006
Total assets held for sale (1)	$8,064	$107,520

Liabilities:
Mortgage loans (1)	$3,927	$69,058
Other liabilities	1,083	5,380
Total liabilities associated with assets held for sale (1)	$5,010	$74,438

(1)	The decrease at March 31, 2006 reflects the sale of two FIN 46 properties and the resolution of the corresponding mortgage loans that had been held for sale at September 30, 2005.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(unaudited)

NOTE 6 - INVESTMENTS IN REAL ESTATE − (Continued)

Consolidation of Real Estate Entities Held for Sale − (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Discontinued operations − Real Estate
Revenues	$6,897	$5,578	$13,628	$11,721
Costs and expenses	5,691	4,673	11,103	10,035
Operating income	1,206	905	2,525	1,686
Loss on disposals	(980)	−	(798)	(280)
Provision for income taxes	(78)	(108)	(604)	(283)
Income from discontinued operations, net of tax	$148	$797	$1,123	$1,123

For further information, see Note 15 on discontinued operations.

NOTE 7 − INVESTMENT IN RESOURCE CAPITAL CORP.

RCC is a real estate investment trust that was sponsored and is managed by the Company. RCC’s principal business activity is to originate, purchase and manage a diversified portfolio of real estate loans, real estate related securities and commercial finance assets. In March 2005, RCC completed a private placement of 15,333,334 shares of its common stock at a price of $15.00 per share. On February 10, 2006, RCC closed its initial public offering of 4,000,000 shares of common stock (including 1,879,200 shares sold by selling stockholders) at a price of $15.00 per share. The Company purchased 1.0 million shares in the March 2005 offering and 900,000 shares in the February 2006 offering.

In March 2005, the Company was granted 345,000 shares of RCC restricted common stock and options to purchase 651,666 shares of RCC common stock at an exercise price of $15.00 per share. As of March 31, 2006, the Company had awarded 344,079 of these restricted shares to certain officers and employees who provide management services to RCC. In addition, the Company received approximately 2,054 and 5,738 common shares of RCC in connection with the incentive management fee it earned for the three months ended March 31, 2006 and December 31, 2005, respectively.

Since February 10, 2006, the Company has accounted for its investment in the common shares of RCC in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The investment is classified as available-for-sale and, as such, is carried at fair market value based on market quotes. Unrealized gains are reported as separate component of stockholders’ equity.

NOTE 8 − PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is based on cost using the straight-line method over the asset’s estimated useful life. Amortization of leasehold improvements is based on cost using the straight-line method over the lease terms. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property and equipment are capitalized.

The estimated service lives of property and equipment are as follows:

Leasehold improvements	1-15 years
Real estate assets − FIN 46	40 years
Furniture and equipment	3-7 years

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(unaudited)

NOTE 8 − PROPERTY AND EQUIPMENT − (Continued)

Property and equipment, net, consists of the following (in thousands):

	March 31,	September 30,
	2006	2005
Leasehold improvements	$1,613	$1,134
Real estate assets − FIN 46 (1)	3,900	28,541
Furniture and equipment	5,183	4,112
	10,696	33,787
Accumulated depreciation and amortization	(2,902)	(3,266)
Property and equipment, net	$7,794	$30,521

(1)	The decrease at March 31, 2006 reflects the resolution of one loan whose underlying assets were consolidated with the Company’s assets pursuant to FIN 46.

NOTE 9 − OTHER ASSETS

The following table provides information about other assets (in thousands):

	March 31,	September 30,
	2006	2005
TIC property interests	$17,081	$10,366
Investment in The Bancorp, Inc., at market value including unrealized gains of $7,967 and $3,413	13,061	8,507
Investments in unconsolidated CDO issuers	8,603	2,514
Investments in unconsolidated financial fund management partnerships	7,391	−
Resource Capital Corp. stock awards and options	1,925	3,131
Investments in unconsolidated real estate investment partnerships	2,882	2,919
Investments in unconsolidated equipment finance investment partnerships	784	823
Other	6,135	6,420
Other assets, net	$57,862	$34,680

TIC Property Interests

As of September 30, 2005, the Company had sponsored and managed two TIC property interests. During the six months ended March 31, 2006, these TIC property interests were sold to third-party investors and two new TIC property interests were sponsored and are carried at cost.

Investments in Unconsolidated Financial Fund Management Partnerships

The Company’s investments in three affiliated partnerships that invest in regional banks that were consolidated at September 30, 2005 are no longer consolidated in fiscal 2006 due to a change in the rights of the limited partners to remove the Company as the general partner. The Company’s investments in unconsolidated financial fund management partnerships at March 31, 2006 include these entities at a cost of $4.9 million. In addition, the Company made a $2.5 million investment in a newly-created hedge fund it manages.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(unaudited)

NOTE 10 - DEBT

Total debt consists of the following (in thousands):

	March 31,	September 30,
	2006	2005
Secured warehouse credit facility − financial fund management	$ −	$97,751
Real estate − FIN 46 mortgage loans	1,607	18,519
Secured revolving credit facility	14,000	−
Secured revolving credit facilities − equipment finance	39,229	30,942
Other debt	1,008	90
Total debt	55,844	147,302
Less current financial fund management - warehouse credit facility	−	97,751
Less current equipment finance − revolving credit facilities	39,229	30,942
Less current maturities − real estate, credit facility and other	14,324	1,543
Long-term debt	$2,291	$17,066

Annual debt principal payments over the next five years ending March 31 are as follows (in thousands):

2007	$53,553
2008	346
2009	370
2010	408
2011	386

Real Estate-FIN 46 Mortgage Loans. As of March 31, 2006, one VIE, consolidated by the Company in accordance with FIN 46, is the obligor under an outstanding first mortgage loan secured by real estate with an outstanding balance totaling $1.6 million. The mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 8.80% and matures in July 2014. The mortgage loan is not a legal obligation of the Company; however, it is senior to the VIE’s obligation to the Company. Loan payments are paid from the cash flow of this entity.

Revolving Credit Facility. The Company has an $18.0 million revolving line of credit with Sovereign Bank for which available borrowings are currently limited to $14.9 million based on pledged real estate collateral. Interest is payable monthly at The Wall Street Journal prime rate (7.75% at March 31, 2006) and principal is due upon expiration in July 2006. As of March 31, 2006, the balance outstanding was $14.0 million.

Equipment Finance-Revolving Credit Facilities. The Company has a $75.0 million secured revolving credit facility with National City Bank which expires in June 2006. Outstanding borrowings bear interest at one of two rates, elected at the Company’s option: (i) the lender’s prime rate plus 100 basis points, or (ii) the London Interbank Offered Rate (“LIBOR”) as defined therein, plus 200 basis points. As of March 31, 2006, the balance outstanding was $29.5 million at a combined interest rate of 6.64%. In addition, the Company has a $15.0 million secured credit facility with Commerce Bank which expires in July 2006. Outstanding borrowings bear interest at one of two rates, elected at the Company’s option: (i) the lender’s prime rate plus 100 basis points, or (ii) LIBOR plus 200 basis points. As of March 31, 2006, the balance outstanding was $9.7 million at an interest rate of 6.63%. Borrowings under these facilities are collateralized by the underlying equipment being leased or financed. The Company has guaranteed these credit facilities.

Other Debt. The Company has borrowed $950,000 on a secured note with Sovereign Bank. The note, secured by the assets of our equipment leasing segment, requires monthly payments of principal and interest over five years at a fixed interest rate of 6.87%.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2006
(unaudited)

NOTE 10 - DEBT − (Continued)

At March 31, 2006, the Company had complied, to the best of its knowledge, with all of the financial covenants under its debt agreements. These agreements contain financial covenants customary for the type and size of the debt and include minimum equity requirements as well as specific debt service coverage and leverage ratios.

NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

	March 31,	September 30,
	2006	2005
Receivables from managed entities and related parties:
Real estate investment partnerships and TIC property interests	$2,772	$1,880
Financial fund management entities	1,559	272
RCC	917	750
Equipment finance investment partnerships	861	1,178
Atlas America	367	111
Anthem	49	−
Other	25	89
	$6,550	$4,280

Payables due to managed entities and related parties:
Financial fund management entities	$3,184	$ −
Anthem	3,179	−
Real estate investment partnerships and TIC property interests	1,404	591
	$7,767	$591

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2006
(unaudited)

NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

The Company receives fees and reimbursed expenses from several related/managed entities. In addition, the Company reimbursed another related entity for certain operating expenses. The following table details those activities (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Financial Fund Management:
Fees from Trapeza and other managed entities	$1,945	$1,818	$3,871	$2,957
Management fees and net equity compensation from RCC	1,560	413	3,556	413
Reimbursement of expenses from RCC	229	−	385	−
Fees from unconsolidated managed entities	243	−	388	−
Real Estate - fees from investment partnerships and TIC property interests	3,243	797	6,343	1,439
Equipment finance− fees from investment partnerships	1,227	1,046	2,025	1,400
Atlas America− reimbursement of net costs and expenses	415	240	677	453
Anthem Securities (1):
Reimbursement of costs and expenses	513	−	955	−
Payment of operating expenses	(223)	(6)	(333)	(27)

(1)
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

Relationship with The Bancorp, Inc. (“TBBK”). The Company owns 3.0% of the outstanding common stock of TBBK. The supplemental employment retirement plan maintained for the Company’s former chief executive officer and current chairman, Edward Cohen (“E. Cohen”), holds an additional 0.91% of the outstanding common stock of TBBK. Betsy Z. Cohen (“B. Cohen”), the Chief Executive Officer of TBBK and its subsidiary bank, is the spouse of E. Cohen. B. Cohen and E. Cohen are the parents of the Company’s President and Chief Executive Officer, Jonathan Z. Cohen (“J. Cohen”) and the Chairman of TBBK, Daniel G. Cohen (“D. Cohen”). At March 31, 2006, the Company had cash deposited at TBBK of $3.3 million.

NOTE 12 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2006	2005		2006	2005
Litigation settlements	$1,188	$	−	$1,188	$1,400
Gain on sales of RAIT Investment Trust shares	−		−	−	1,459
RCC dividend income	629		−	1,326	−
Interest, dividends and other income	145		281	321	619
Other income, net	$1,962		$281	$2,835	$3,478

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2006
(unaudited)

NOTE 12 − OTHER INCOME, NET − (Continued)

In fiscal 2002, the Company charged operations $1.0 million, which was the amount of its maximum exposure relating to the settlement of a lawsuit. One of the insurance carriers refused to participate in the settlement. The Company thereafter filed an action seeking recovery on its policy with that carrier. In the second quarter of fiscal 2006, the Company prevailed in  its action against the carrier, received a $200,000 reimbursement and reversed the $1.0 million accrual.

In the first quarter of fiscal 2005, the Company received a $1.4 million settlement claim against one of its directors’ and officers’ liability insurance carriers.

During the six months ended March 31, 2005, the Company recorded a gain of $1.5 million from the sale of the remaining RAIT shares that it held.

      The Company recorded $629,000 and $1.3 million of dividends received from RCC for the three and six months ended March 31, 2006, respectively. RCC was formed by the Company in March 2005.

NOTE 13 - INCOME TAXES

The Company recorded the following provision for income taxes, as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Provision for income taxes, at estimated effective rate	3,755	4	5,439	627
Change in valuation allowance	−	−	(3,190)	−
Provision for income taxes	$3,755	$4	$2,249	$627

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

During the three months ended December 31, 2005, the Company implemented tax planning strategies that management believes make it more likely than not that the Company will be able to utilize approximately $32.0 million of the NOLs before their expiration. Accordingly, $3.2 million of the valuation allowance was reversed in the quarter ended December 31, 2005. Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize. The estimate of the required valuation allowance could be adjusted in the future if projections of taxable income are revised.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2006
(unaudited)

NOTE 14 - COMMITMENTS AND CONTINGENCIES − (Continued)

In conjunction with the sale, in March 2006, of a real estate loan accounted for as a FIN 46-R asset, the Company has agreed that in exchange for the current property owner relinquishing certain critical control rights, the Company will make payments to the current property owner under certain stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan. A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events. In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of specified events or if the Company’s net worth falls below $80.0 million. The Company’s obligation runs through December 31, 2014. In addition, the Company has agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.

As of March 31, 2006, the Company has determined it to be not probable that any payments will be required under either indemnification and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

As a specialized asset manager, the Company sponsors investment funds in which the Company may make an equity investment along with outside investors. This equity investment is generally based on a percentage of funds raised and varies among investment programs. In the ordinary course of its asset management businesses, the Company may purchase an equity interest in the CDO issuer and partnerships.

NOTE 15 - DISCONTINUED OPERATIONS

Energy. As a result of the spin-off of Atlas America in June 2005, the results of its operations through the spin-off date have been reflected as discontinued operations. In fiscal 2006, the additional spin-off costs that the Company has incurred have been reported as a loss on disposal. Summarized operating results of Atlas America are as follows (in thousands):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2006		2005	2006		2005
Income from discontinued operations before taxes	$	−	$10,672	$	−	$21,815
Loss on disposal		−	(172)		(45)	(378)
Provision for income taxes		−	(3,842)		−	(7,615)
Income (loss) from discontinued operations, net of tax	$	−	$6,658		$(45)	$13,822

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2006
(unaudited)

NOTE 15 - DISCONTINUED OPERATIONS − (Continued)

Real Estate. The operation of one and three real estate entities as of March 31, 2006 and 2005, respectively, that are consolidated under the provisions of FIN 46-R and the operation two real estate properties owned by the Company have been classified as held for sale based on the Company’s intent to sell its interests in the properties and in the VIE’s real estate loans’ underlying assets and liabilities. Summarized operating results of real estate held for sale are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Income from discontinued operations before taxes	$1,206	$905	$2,525	$1,686
Loss on disposal	(980)	−	(798)	(280)
Provision for income taxes	(78)	(108)	(604)	(283)
Income from discontinued operations, net of tax	$148	$797	$1,123	$1,123

Other. The Company has two other discontinued entities which reported a combined gain on disposal of $6,000 (net of tax of $2,000) and $19,000 (net of tax of $7,000) for the three and six months ended March 31, 2006, respectively. There were no operating results for these entities for the three and six months ended March 31, 2005.

Summarized discontinued operating results of all entities are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Income from discontinued operations before taxes	$1,206	$11,577	$2,525	$23,501
Loss on disposal	(974)	(172)	(824)	(658)
Provision for income taxes	(80)	(3,950)	(611)	(7,898)
Income from discontinued operations, net of tax	$152	$7,455	$1,090	$14,945

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(unaudited)

NOTE 16 - OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions. In addition to its reporting operating segments, certain other activities are reported in the “All other” category. Summarized operating segment data are as follows (in thousands):

Three Months Ended March 31, 2006	Revenues from external customers	Equity in income (losses) of equity investees	Interest expense		Depreciation and amortization		Segment profit (loss)	Segment assets
Financial fund management	$2,982	$2,909	$	−	$	−	$2,016	$80,970
Real estate	9,739	(533)		244		174	5,882	137,941
Equipment finance	5,509	8		1,635		502	(239)	68,921
All other(a)	−	−		46		183	1,075	80,104
Eliminations	−	−		(579)		−	−	(69,524)
Totals	$18,230	$2,384		$1,346		$859	$8,734	$298,412

Three Months Ended March 31, 2005
Financial fund management	$1,151	$3,635	$	−	$15	$1,282	$53,299
Real estate	2,577	558		22	145	231	231,843
Equipment finance	3,253	(9)		395	206	315	53,944
All other(a)	−	−		−	59	(1,817)	571,000
Eliminations	−	−		−	−	−	(106,312)
Totals	$6,981	$4,184		$417	$425	$11	$803,774

Six Months Ended March 31, 2006
Financial fund management	$7,688	$5,714	$1,481	$15	$4,968	$80,970
Real estate	15,136	(1,276)	482	348	7,729	137,941
Equipment finance	10,599	(1)	2,713	1,042	222	68,921
All other(a)	−	−	52	315	(269)	80,104
Eliminations	−	−	(1,109)	−	−	(69,524)
Totals	$33,423	$4,437	$3,619	$1,720	$12,650	$298,412

Six Months Ended March 31, 2005
Financial fund management	$1,445	$4,635	$	−	$28	$2,029	$53,299
Real estate	4,805	464		144	289	(100)	231,843
Equipment finance	5,716	(7)		731	383	75	53,944
All other(a)	−	−		−	103	(293)	571,000
Eliminations	−	−		−	−	−	(106,312)
Totals	$11,966	$5,092		$875	$803	$1,711	$803,774

(a)	Includes general corporate expenses and assets not allocable to any particular segment; at March 31, 2005, includes our former energy segment assets of $451,434.

Segment profit (loss) represents income from continuing operations before taxes. Energy operating results have been reclassified as discontinued operations and are therefore excluded from this presentation.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(unaudited)

NOTE 17 - INVESTMENTS IN THE TRAPEZA MANAGEMENT COMPANIES

The Company has equity interests of 50% and 33.33% in the managers of the Trapeza CDO entities, Trapeza Capital Management, LLC and Trapeza Management Group, LLC, respectively. Since the Company does not control these entities, their results are not consolidated with the Company. Summarized operating data for these entities is presented below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
Trapeza Capital Management, LLC	2006	2005	2006	2005
Management fees	$1,547	$1,412	$3,904	$2,654
Operating expenses	(374)	(332)	(660)	(574)
Other expense	(48)	(47)	(91)	(269)
Net income	$1,125	$1,033	$3,153	$1,811
RAI's proportionate share of net income	$563	$516	$1,577	$906

	Three Months Ended March 31,		Six Months Ended March 31,
Trapeza Management Group, LLC	2006	2005	2006	2005
Management fees	$682	$623	$1,369	$973
Operating expenses	(97)	(90)	(172)	(108)
Other income (expense)	(21)	995	(45)	959
Net income	$564	$1,528	$1,152	$1,824
RAI's proportionate share of net income	$188	$509	$384	$608

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

Overview of Three Months and Six Months Ended March 31, 2006 and 2005

       Our total assets under management increased from $4.4 billion at March 31, 2005 to $9.5 billion at March 31, 2006, a 116% increase. Included in this amount are $1.3 billion of financial fund management assets that are being held in warehouse facilities pending funding of related collateralized debt obligations, or CDOs, for which we have been engaged as the collateral manager by the issuers of those CDOs. We expect to close three CDOs in the third quarter of fiscal 2006 and three CDOs in the periods thereafter. The growth in our assets under management was the result of:

•
an increase in the financial fund management assets we manage on behalf of individual and institutional investors and Resource Capital Corp., which we refer to as RCC, a real estate investment trust that we sponsored in March 2005;

•	an increase in real estate assets managed on behalf of limited partnerships and tenant-in-common, or TIC, property interests that we sponsor and RCC; and

•	an increase in equipment finance assets managed on behalf of the limited partnerships we sponsor, Merrill Lynch Equipment Finance, LLC, or Merrill Lynch and RCC.

       The following table sets forth our assets under management by operating segment and their growth (in millions):

	As of March 31,		Increase
	2006	2005	Amount	Percentage
Financial fund management	$8,377	$3,670	$4,707	128%
Real estate	638	473	165	35%
Equipment finance	470	253	217	86%
	$9,485	$4,396	$5,089	116%

Our revenues in each of our business segments are generated by the fees we earn for structuring and managing the investment entities and programs we sponsor and the income produced by the assets and investments we hold for our own account. The following table sets forth information related to the revenues we have recognized in each of these revenue classes (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Fund management revenues (1)	$10,502	$7,809	$20,035	$10,969
Finance and rental revenues (2)	3,931	2,690	9,690	4,994
Gains on resolutions of loans and other property interests	5,063	33	5,911	83
Other (3)	1,118	633	2,224	1,012
	$20,614	$11,165	$37,860	$17,058

(1)	Includes fees from each of our financial fund management, real estate and equipment finance operations and our share of the income or loss from limited and general partnership interests we own.

(2)
Includes interest income from syndicated loans in our financial fund management operations, interest and accreted discount income from our real estate operations, interest and rental income from our equipment finance operations, and revenues from certain real estate assets.

(3)	Includes the equity compensation earned in connection with the formation of RCC and the disposition of leases, late fees and documentation charges from our equipment finance operations.

A detailed description of the revenues generated by each of our business segments can be found under “Results of Operations − Financial Fund Management,” “−Real Estate” and “−Equipment Finance.”

Results of Operations: Financial Fund Management

In financial fund management, we manage the following types of securities and loans:

•	trust preferred securities of banks, bank holding companies, insurance companies and REITs, which we refer to as our Trapeza operations;

•	asset-backed securities, or ABS, which we refer to as our Ischus operations;

•	syndicated loans which we refer to as our Apidos operations; and

•	private equity investments, which we refer to as Other Company Sponsored Partnerships.

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors and RCC (in millions):

	As of March 31, 2006					As of March 31, 2005
	Institutional and Individual Investors	RCC		Assets Held on Warehouse Facilities	Total by Type	Total by Type
Trapeza	$3,042	$	−	$454	$3,496	$2,610
Ischus	2,067		1,230	741	4,038	1,038
Apidos	345		342	150	837	22
Private equity	6		−	−	6	−
	$5,460		$1,572	$1,345	$8,377	$3,670

We earn management and administration fees through the management of these assets as follows:

Assets managed on behalf of institutional and individual investors:

•	collateral management fees− these vary by CDO, but have ranged from an annual fee between 0.08% and 0.75% of the aggregate principal balance of the collateral securities owned by the CDO issuers; and

•	administration fees− these vary by limited partnership, but have ranged from between 0.75% and 2.00% of the partnership capital balance.

Assets managed on behalf of RCC:

•	base management fee - 1.50% annually of RCC’s equity, as defined under the management agreement with RCC; and

•	incentive management fee - 25% of RCC’s net income (as defined in the management agreement) in excess of the greater of a return of 8.00% or the 10-year Treasury rate plus 2.00%.

RCC

In March 2005, we formed RCC (NYSE: RSO), a real estate investment trust. RCC’s principal business activity is to purchase and manage a diversified portfolio of real estate−related securities and commercial finance assets. While we do not consolidate RCC in our consolidated financial statements, it is managed by us through our wholly-owned subsidiary, Resource Capital Manager, or RCM. The initial private offering of RCC generated gross proceeds of $230.0 million and net proceeds of $214.8 million to RCC, after deducting the initial purchaser's discount and placement fees and estimated offering expenses. In connection with the formation of RCC, we were granted 345,000 shares of restricted common stock and options to purchase 651,666 common shares at an exercise price of $15.00 per share. We have transferred 344,079 of these restricted shares to employees of ours that provide services to RCC. Through March 31, 2006, we have earned approximately $457,000 of incentive management fees, partially paid with the issuance of 7,792 common shares of RCC and partially in cash totaling approximately $341,000.

In February 2006, RCC completed its initial public offering of 4,000,000 shares of common stock (including 1,879,200 shares sold by certain selling stockholders) at a price of $15.00 per share. The offering generated gross proceeds of $31.8 million and net proceeds of $27.6 million to RCC, after deducting the initial purchaser’s discount and placement fees and estimated offering expenses.

We derive revenues from RCC through its management agreement with RCM. In return for providing certain investment and advisory services, RCM is entitled to receive a base management fee and an incentive management fee. In addition, RCM receives reimbursement for certain out-of-pocket expenses that relate to RCC’s activities. We have invested $28.5 million in RCC from which we expect to receive quarterly dividends.

At March 31, 2006, we managed a portfolio of almost $2.0 billion of diversified real estate related securities and commercial finance assets, including $835.3 million of agency ABS and $394.6 million of non-agency ABS, $473.9 million of syndicated loans, $212.4 million of mezzanine loans and B notes managed by Resource Real Estate (included in assets under management for real estate) and $61.5 million of equipment finance assets managed by LEAF (included in assets under management for equipment finance).

Trapeza

We have co-sponsored, structured and currently co-manage nine CDO issuers holding approximately $3.0 billion in trust preferred securities of banks, bank holding companies, insurance companies and REITs. At March 31, 2006, we managed $272.0 million and $181.8 million in trust preferred securities that were held in warehouse lines of credit in connection with two CDO issuers not yet closed. We anticipate closing Trapeza CDO X in May 2006 and Trapeza CDO XI in November 2006.

We own a 50% interest in an entity that manages seven CDO issuers in this series and a 33.33% interest in another entity that manages two CDO issuers. We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers. We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from these CDO operations through base and incentive management and administration fees. We also receive distributions on amounts we invest in the limited partnerships. Management fees, including incentive fees vary by CDO issuer, but have ranged from between 0.25% and 0.60% of the aggregate principal balance of the collateral securities owned by the CDO issuers of which a portion is subordinated. These fees are also shared with our co-sponsors. The fees are payable quarterly or semi-annually, as long as the Trapeza management entity continues as the collateral manager of the CDO issuer. Our interest in distributions from the CDO issuers varies with the amount of our investment in a particular limited partnership and with the terms of our general partner interest. We have incentive distribution interests in four of the partnerships.

Ischus

We sponsored, structured and currently manage four CDO issuers for institutional and individual investors and RCC, holding approximately $2.5 billion in primarily real estate ABS including residential mortgage-backed securities, or RMBS, commercial mortgage-backed securities and credit default swaps. At March 31, 2006, we managed $741.0 million of ABS for two CDOs which we expect to close in the third and fourth quarter of fiscal 2006. In addition, Ischus managed approximately $835.3 million of agency RMBS on behalf of RCC at March 31, 2006.

We own a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as SFF. These partnerships own a portion of the equity interests of three Trapeza CDO issuers and Ischus CDO I. We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from these CDO operations through management and administration fees. We also receive distributions on amounts we invest in the limited partnerships. Management fees vary by CDO issuer, but have ranged from between 0.08% and 0.35% of the aggregate principal balance of the collateral securities owned by the CDO issuer of which a portion is subordinated to debt service payments on the CDOs. Our interest in distributions from the CDO issuer varies with the amount of our investment in a particular limited partnership and with the terms of our general partner interest.

Apidos

We sponsored, structured and currently manage two CDO issuers for institutional and individual investors and RCC which hold approximately $679.2 million in syndicated loans. At March 31, 2006, we managed $131.9 million of syndicated loans on behalf of RCC for a CDO which we expect to close in the third quarter of fiscal 2006 and $17.7 million of syndicated loans for one CDO which we expect to close in the fourth quarter of fiscal 2006.

We derive revenues from these CDO operations through base and incentive management fees of up to 0.75% of the aggregate principal balance of the collateral loans owned by the CDO issuer of which a portion is subordinated to debt service payments on the CDOs.

Other Company Sponsored Partnerships

We sponsored, structured and currently manage three affiliated partnerships for individual and institutional investors holding approximately $6.0 million in investments in regional domestic banks. We derive revenues from these operations through an annual management fee, based on 2.0% of equity. We also have invested as the general partner of this partnership and may receive a carried interest of up to 20% upon meeting specific investor return rates.

We sponsored, structured and currently manage another affiliated partnership, organized as a hedge fund. We derive revenues from this partnership through base and incentive management fees. Base management fees are calculated annually at 2.0% of net assets. Incentive management fees are calculated annually at 20% of any cumulative annual net profits. We also have invested as a limited partner in this partnership.

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Fund management fees	$1,858	$1,317	$3,092	$1,827
RCC management fee and equity compensation	1,270	413	2,991	413
Limited and general partner interests	1,609	1,497	3,207	2,134
Earnings of SFF partnerships	555	1,110	1,091	1,051
Earnings on unconsolidated CDOs	113	133	93	112
Interest income on ABS	238	−	238	−
Interest income on loans	−	−	2,341	−
Other	248	316	349	543
	$5,891	$4,786	$13,402	$6,080

Costs and expenses:
General and administrative	$2,316	$2,609	$4,175	$3,126
Equity compensation expense − RCC restricted stock	344	56	705	56
Expenses (reimbursements) of SFF partnerships	33	(17)	13	98
	$2,693	$2,648	$4,893	$3,280

Any fees or reimbursement that we may receive will vary by each transaction and, accordingly, there may be significant variations in the revenue we record for our financial fund management segment from period to period.

Revenues - Three Months Ended March 31, 2006 as Compared to the Three Months Ended March 31, 2005

Revenues increased $1.1 million (23%) to $5.9 million for the three months ended March 31, 2006 from $4.8 million for the three months ended March 31, 2005. We attribute the increase to the following:

•	a $541,000 increase in fund management fees, primarily from the following:

-
a $312,000 increase in collateral management fees principally as a result of the completion of two new CDOs coupled with a full quarter of collateral management fees for three previously completed CDOs; and

-	a $216,000 increase in management fees as a result of four company-sponsored unconsolidated partnerships that commenced operations subsequent to March 2005.

•
an $857,000 increase in RCC management fees and equity compensation, consisting of a $495,000 increase in management fees and a $362,000 increase in equity compensation. RCC was formed on March 8, 2005 and, therefore, our management fees for the three months ended March 31, 2005 related to only 21 days of operations.

•	a $112,000 increase in revenues from our limited and general partner interests, primarily from the following:

-	a $333,000 increase from our limited and general partner share of the operating results of unconsolidated partnerships we have sponsored; offset in part by

-	a $243,000 decrease in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value.

•
a $555,000 decrease in our earnings from SFF partnerships as a result of the recognition of six months of revenue from these investments in the three months ended March 31, 2005. Prior to March 31, 2005, the revenue from these investments had been recognized on a one quarter lag; and

•	a $238,000 increase in interest income on ABS resulting from the interest spread earned on assets accumulating on a warehouse facility with a third party based on the terms of a warehousing agreement.

Costs and Expenses - Three Months Ended March 31, 2006 as Compared to the Three Months Ended  March 31, 2005

Costs and expenses of our financial fund management operations increased $45,000 (2%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. We attribute the increase to the following:

•	a $293,000 decrease in general and administrative expenses, primarily from the following:

-	a $993,000 increase in reimbursed expenses from our Trapeza, Ischus and Apidos operations; the amount of reimbursed expenses is primarily dependent upon the terms of the transaction;

-	an $823,000 decrease in expenses relating to the start-up costs of RCC;

-	a $270,000 decrease in professional fees principally caused by a decrease in consulting fees; and

-	a $229,000 increase in reimbursed RCC operating expenses; and

These decreases were partially offset by:

-	a $1.6 million increase in wages and benefits as a result of the addition of personnel in response to our growing assets under management;

-	a $147,000 increase in other operating expenses, primarily from insurance costs, rent allocations and other general and administrative expenses related to the addition of personnel;

-
a $261,000 increase in financial software programs and publications as a result of the implementation of new asset management systems and an increase in the number of licenses required in response to our growing assets under management and personnel.

•	a $288,000 increase in equity compensation expense related to the 344,079 of restricted shares of RCC that were held by RCM which have been transferred to members of management.

Revenues - Six Months Ended March 31, 2006 as Compared to the Six Months Ended March 31, 2005

Revenues increased $7.3 million (120%) to $13.4 million for the six months ended March 31, 2006 from $6.1 million for the six months ended March 31, 2005. We attribute the increase to the following:

•	a $1.3 million increase in fund management fees, primarily from the following:

-
a $876,000 increase in collateral management fees principally as a result of the completion of three new CDOs coupled with a full six months of collateral management fees for three previously completed CDOs; and

-	a $386,000 increase in management fees as a result of four company-sponsored unconsolidated partnerships that commenced operations subsequent to March 2005.

•
a $2.6 million increase in RCC management fees and equity compensation, consisting of a $1.4 million increase in management fees and a $1.2 million increase in equity compensation received on the formation of RCC;

•	a $1.1 million increase in limited and general partner interests, primarily from the following:

-	a $575,000 increase in net unrealized appreciation on the adjustment of the book value of the partnership securities and swap agreements to reflect current market value; and

-	a $518,000 increase from our limited and general partner share of the operating results of unconsolidated partnerships we have sponsored.

•
a $238,000 increase in interest income on ABS resulting from the interest spread earned on assets accumulating with a third party through a warehouse facility based on the terms of a warehousing agreement;

•
a $2.3 million increase in interest income on loans held for investment resulting from the consolidation of an Apidos CDO issuer in our financial statements while it accumulated assets through its warehouse facility. In December 2005, these assets were transferred into the Apidos CDO issuer and all assets and liabilities were removed from our consolidated financial statements;

•	a $194,000 decrease in other revenue primarily from the following:

-
a $530,000 decrease in consulting and advisory fees resulting from an agreement with an unrelated third party to provide consulting services in connection with the structuring of financing transactions in fiscal 2005. This agreement ended in April 2005.

This decrease was partially offset by:

-	a $72,000 increase from the sale of our equity interest in one of our CDO transactions;

-
a $78,000 increase in interest income primarily from interest earned on an escrow account held in relation to the loans held for investment that were transferred in December 2005 into the Apidos CDO issuer; and

-	$189,000 increase in fees resulting from a transaction in which we facilitated the transfer of securities between two third party warehouse lenders.

Costs and Expenses − Six Months Ended March 31, 2006 as Compared to the Six Months Ended March 31, 2005

Costs and expenses of our financial fund management operations increased $1.6 million (49%) for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. We attribute the increase to the following:

•	a $1.0 million increase in general and administrative expenses, primarily from the following:

-	a $2.6 million increase in wages and benefits as a result of the addition of personnel in response to growth in our assets under management;

-	a $422,000 increase in other operating expenses, primarily from insurance costs, rent allocations and other general and administrative expenses related to the addition of personnel;

-
a $401,000 increase in financial software programs and publications as a result of the implementation of new asset management systems and an increase in the number of licenses required in response to our growing assets under management and personnel;

These increases were partially offset by:

-	a $721,000 increase in reimbursed expenses from our Trapeza, Ischus and Apidos operations; the amount of reimbursed expenses is primarily dependent upon the terms of the transaction;

-	an $823,000 decrease in expenses relating to RCC start-up costs;

-
a $470,000 decrease in professional fees principally caused by a decrease in consulting fees as a result of the expiration of a consulting contract and the hiring of certain personnel. In addition, there was a decrease in hiring expenses in the current year; and

-	a $385,000 increase in reimbursed RCC expenses.

•	a $649,000 increase in equity compensation expense related to the 344,079 restricted shares of RCC that were held by RCM which have been transferred to members of management; and

•	a $85,000 decrease in expenses of consolidated partnerships, primarily professional fees.

Results of Operations: Real Estate

In real estate, we manage three types of assets:

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio;

•	real estate investment limited partnerships and TIC property interests; and

•	commercial real estate mezzanine loans and B notes.

	As of March 31,
	2006	2005
Assets under management (in millions):
Legacy portfolio	$112	$330
Real estate investment limited partnerships and TIC property interests	314	143
Commercial real estate mezzanine loans and B notes B notes	212	−
	$638	$473

During the three and six months ended March 31, 2006, our real estate operations continued to be affected by three principal trends or events:

•	our selective resolution of the loans in our legacy portfolio through repayments, sales, refinancings and restructurings;

•
growth in our real estate business through the sponsorship of real estate investment partnerships, in which we are also a minority investor, and the sponsorship of TIC property interests which we acquire for sale to investors; and

•	our origination, financing and management of commercial real estate mezzanine loans and B notes on behalf of RCC.

The principal effect of these factors has been to reduce the number of our real estate loans while increasing our interests in real property and, as a result of repayments, sales, refinancings and restructurings, also increasing our cash flow from loan resolutions.

       We have sponsored five real estate investment limited partnerships, including one in the offering stage, and three TIC offerings as of March 31, 2006 as compared to three real estate investment limited partnerships and no TIC property interests as of March 31, 2005.

We support our real estate investment partnerships by making long-term limited partnership investments. In addition, from time-to-time, we make bridge investments in the underlying partnerships and TIC property interests to facilitate acquisitions. We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the real estate investment partnerships and TIC property interests. As additional investors are admitted to the real estate investment partnerships and TIC property interests, we transfer our bridge investment to new investors at our original cost and recognize a gain approximately equal to the previously recognized losses.

As part of our strategic plan, we are continuing to resolve our real estate legacy loan portfolio through sales and loan resolutions. During the three months ended March 31, 2006, we resolved one loan realizing $19.9 million in cash proceeds. In addition, we sold 19.99% of our 50% interest in a real estate venture and received net proceeds of $4.0 million, plus a $200,000 note receivable. For the twelve months ended March 31, 2006, we resolved five loans and sold a portion of one other investment realizing $45.3 million in net proceeds, including $2.2 million in two notes receivable ($2.0 million balance outstanding at March 31, 2006). As a result, the loans and real estate assets in our legacy loan portfolio, principally outstanding loan receivables, decreased from $330.0 million at March 31, 2005 to $112.0 million at March 31, 2006.

Any gains or losses on resolution of loans, FIN 46 assets and/or other real estate assets and the amount of fees that we may receive will vary by transaction and, accordingly, there may be significant variations in the revenues we record in our real estate segment from period to period.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Fee income from investment partnerships, TIC property interests and RCC	$2,834	$530	$5,579	$1,020
FIN 46 revenues and rental property income	976	1,239	2,079	2,330
Property management fees	607	343	1,053	495
Interest, including accreted loan discount	259	432	514	877
Gains on resolutions of legacy portfolio	4,351	33	4,450	83
Net gain on sales of TIC property interests	258	−	596	−
(Losses) gains of equity investees	(79)	558	(411)	464
	$9,206	$3,135	$13,860	$5,269

Costs and expenses:
General and administrative	$1,991	$1,634	$3,627	$3,123
FIN 46 and rental property expenses	723	982	1,352	1,695
	$2,714	$2,616	$4,979	$4,818

Revenues - Three Months Ended March 31, 2006 as Compared to the Three Months Ended March 31, 2005

Revenues increased $6.1 million (194%) for the three months ended March 31, 2006 as compared to the prior year period. We attribute the increase to the following:

•
a $2.3 million increase (436%) in fee income related to the purchase and third party financing of properties through the sponsorship of real estate investment partnerships and TIC property interests, including $255,000 of management fees from RCC. We acquired three properties during the three months ended March 31, 2006, including one TIC property, with an aggregate purchase price of $54.6 million; for the three months ended March 31, 2005, we acquired three properties with an aggregate purchase price of $18.3 million;

•
a $264,000 increase (77%) in management fees due to the additional properties acquired since March 31, 2005. We earn management fees for the properties owned by real estate investment partnerships and TIC property interests which we sponsor;

•
a $4.3 million increase in gains on resolution principally as a result of the partial sale of a partnership investment. We received $4.0 million plus a $200,000 note receivable from the sale of 19.99% of our 50% interest in a real estate venture, resulting in a gain of $4.2 million; and

•
a $258,000 increase in net gains on sale of our real estate investment partnerships and TIC property interests made subsequent to March 31, 2005. We sold 20% of our interest in one TIC property and 45% of our interest in a second during the three months ended March 31, 2006.

These increases were partially offset by the following:

•	a $263,000 decrease (21%) in FIN 46 and rental income revenues primarily related to the occupancy of the hotel located in Savannah, Georgia;

•	a $173,000 decrease (40%) in interest and accreted loan discount revenues resulting primarily from the cessation of accretion on one loan as of July 2005; and

•
a $637,000 decrease (114%) in our equity share of operating results of our unconsolidated real estate investments, due primarily to higher interest expense as a result of a refinance of the first mortgage underlying one investment.

Costs and Expenses - Three Months Ended March 31, 2006 as Compared to the Three Months Ended March 31, 2005

Costs and expenses of our real estate operations were $2.7 million for the three months ended March 31, 2006, an increase of $98,000 (4%) as compared to the three months ended March 31, 2005. We attribute the increase to the following:

•
a $357,000 increase (22%) in general and administrative expenses primarily due to increased wages and benefits as a result of the addition of personnel to manage our expanded real estate operations through the sponsorship of real estate investment partnerships and TIC property interests; offset by

•	a decrease of $259,000 (26%) in FIN 46 operating and rental expenses related to the occupancy of the hotel located in Savannah, Georgia.

Revenues - Six Months Ended March 31, 2006 as Compared to the Six Months Ended March 31, 2005

Revenues increased $8.6 million (163%) to $13.9 million for the six months ended March 31, 2006 from $5.3 million in the six months ended March 31, 2005. We attribute the increase to the following:

•
a $4.6 million increase (447%) in fee income related to the purchase and third party financing of property through the sponsorship of real estate investment partnerships and TIC property interests, including $496,000 of management fees from RCC;

•
a $4.4 million increase in gains on resolution of loans, FIN 46 assets and ventures. We received $4.0 million plus a $200,000 note receivable from the sale of 19.99% of our 50% interest in a real estate venture, resulting in a gain of $4.2 million; and

•	a $558,000 increase (113%) in property management fees due to the additional properties acquired since March 31, 2005.

These increases were partially offset by the following:

•	a $251,000 (11%) decrease in FIN 46 and rental income revenues primarily related to the hotel located in Savannah, Georgia;

•	a $596,000 increase in net gains on sales of TIC property interests made subsequent to March 31, 2005;

•	a $363,000 decrease (41%) in interest and accreted loan discount revenues resulting from the resolution of one loan in December 2004 and the cessation of accretion on one loan as of July 2005; and

•
an $875,000 decrease (188%) in our equity share of operating results of our unconsolidated real estate investments, due primarily to higher interest expense as a result of a refinance of the first mortgage underlying one investment.

Costs and Expenses − Six Months Ended March 31, 2006 as Compared to the Six Months Ended March 31, 2005

Costs and expenses of our real estate operations were $5.0 million for the six months ended March 31, 2006, an increase of $161,000 (3%) as compared to the six months ended March 31, 2005. We attribute the increase to the following:

•	a $504,000 increase (16%) in general and administrative expenses primarily due to increased wages and benefits corresponding to our expanded real estate operations; offset by

•	a decrease of $343,000 (20%) in FIN 46 operating and rental expenses related to the hotel located in Savannah, Georgia.

Results of Operations: Equipment Finance

During the three and six months ended March 31, 2006, the growth of our equipment finance operations continued as we increased our assets under management to $469.7 million as of March 31, 2006 as compared to $253.3 million as of March 31, 2005, an increase of $216.4 million (85%). During the three and six months ended March 31, 2006 we originated $93.6 million and $198.0 million in new equipment financing as compared to $79.9 million and $121.7 million for the three and six months ended March 31, 2005, an increase of $13.7 million (17%) and $76.3 million (63%), respectively. Our equipment finance origination growth was driven by our continued growth in new and existing vendor programs, the introduction of new equipment finance products and the expansion of our sales staff.

During the three and six months ended March 31, 2006, we sold $105.1 million and $180.1 million in equipment financing assets to our investment entities as compared to $66.4 million and $103.7 million for the three and six months ended March 31, 2005, an increase of $38.7 million (58%) and $76.4 million (74%), respectively.

In December 2004, Lease Equity Appreciation Fund II, or LEAF II, an equipment leasing partnership we sponsor, began a public offering of up to $60.0 million of limited partnership interests. As of March 31, 2006, LEAF II had raised $20.4 million.

The following table sets forth (in millions) information relating to assets managed on behalf of ourselves, our investment partnerships, Merrill Lynch and RCC:

	As of March 31,
	2006	2005
LEAF	$53,132	$38,260
LEAF I	79,578	93,501
LEAF II	75,255	−
Merrill Lynch	200,200	121,503
RCC	61,539	−
	$469,704	$253,264

As of March 31, 2006, our equipment financing assets had an average original finance value of $49,000 with an average lease term of 53 months.

The following table sets forth certain information related to the types of businesses in which our equipment finance assets are used and the concentration by type of equipment finance assets under management as of March 31, 2006, as a percentage of our total managed portfolio:

Customer’s business		Equipment under management
Services	44%	Medical	28%
Retail trade services	9%	Computers	20%
Manufacturing services	7%	Industrial	17%
Wholesaler trade	3%	Office equipment	7%
Construction	3%	Garment care	5%
Transportation / Communication	3%	Software	4%
Finance / Insurance	3%	Communication	3%
Agriculture	2%	Building systems	3%
Other	26%	Other	13%
	100%		100%

The revenues from our equipment finance operations consist primarily of finance revenues from financings (leases and loans) owned by us before they are sold, asset acquisition fees which are earned when equipment finance assets are sold to one of the investment entities we manage and asset management fees which are earned over the life of the lease after a lease is sold. The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our equipment finance operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Finance revenues	$2,458	$1,019	$4,518	$1,787
Fund management fees	1,071	784	2,410	1,584
Acquisition fees	1,685	1,329	3,183	2,074
Other	303	112	487	264
	$5,517	$3,244	$10,598	$5,709

Costs and expenses	$3,553	$2,324	$6,471	$4,509

Revenues - Three and Six  Months Ended March 31, 2006 as Compared to the Three and Six Months Ended March 31, 2005

Revenues increased $2.3 million (70%) and $4.9 million (86%) for the three and six months ended March 31, 2006, respectively, as compared to the prior year period.  We attribute these increases to the following:

•
a $1.4 million (141%) and $2.7 million (153%) increase, respectively, in finance revenues due to the growth in lease originations and our decision to hold more equipment finance investments on our balance sheet.  We increased our lease originations by $13.7 million (17%) and $76.3 million (63%) to $93.6 million and $198.0 million, respectively;

•
a $287,000 (37%) and $826,000 (52%) increase, respectively, in fund management fees resulting from the increase in assets under management ($416.6 million and $215.0 million as of March 31, 2006 and 2005, respectively); and

•	a $356,000 (27%) and $1.1 million (53%) increase, respectively, in asset acquisition fees resulting from the increase in leases sold.

Costs and Expenses - Three and Six Months Ended March 31, 2006 as Compared to the Three and Six Months Ended March 31, 2005

Costs and expenses increased $1.2 million (53%) and $2.0 million (43%), respectively, primarily due to increased compensation and benefits costs of $986,000 and $1.6 million, respectively. We increased the number of employees by 38 (55%) to 107 at March 31, 2006 from 69 at March 31, 2005 to support the expansion and growth of our operations.  To a lesser extent, we also incurred additional administrative expenses related to the relocation of our main office in November 2005.

Results of Operations: Other Costs and Expenses and Other Income (Expense)

General and administrative costs were $2.3 million and $5.6 million for the three and six months ended March 31, 2006, respectively, an increase of $145,000 (7%) and $1.8 million (47%) as compared to $2.2 million and $3.8 million for the three and six months ended March 31, 2005, respectively. Payroll and related benefit costs increased by $391,000 and $1.0 million for the three and six months ended March 31, 2006, respectively, in conjunction with the growth in our asset management operations. For the three and six months ended March 31, 2006, payroll expenses include stock-based compensation expense of $274,000 and $548,000, respectively. Accounting and consulting fees increased by $413,000 for the six months ended March 31, 2006 due to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization expense was $859,000 and $1.7 million for the three and six months ended March 31, 2006, an increase of $434,000 (102%) and $917,000 (114%) as compared to $425,000 and $803,000 for the three and six months ended March 31, 2005, respectively. We increased our average investment in operating leases during the three and six months ended March 31, 2006 by $2.6 million and $3.8 million, respectively, resulting in an increased equipment asset base upon which we recorded depreciation.

Interest expense was $1.3 million and $3.6 million for the three and six months ended March 31, 2006, respectively, an increase of $929,000 (223%) and $2.7 million (314%) as compared to $417,000 and $875,000 for the three and six months ended March 31, 2005, respectively. Increased draws on our equipment finance credit facilities to fund the growth of our equipment financing business in loan originations and entry into asset-backed lending along with higher interest rates on borrowings caused an increase in interest expense of $863,000 and $1.2 million for the three and six months ended March 31, 2006. Additionally, the utilization of a secured warehouse credit facility to purchase loans held for investment by our financial fund management business during the first three months of fiscal 2006 resulted in an increase in interest expense of $1.5 million for the six months ended March 31, 2006.

At March 31, 2006, we owned a 15.01% and 36.11% limited partner interest in SFF I and SFF II, (collectively referred to as SFF), respectively, which invest in the equity of CDO issuers we have formed. We also own a 50% interest in Structured Finance Management, LLC and Structured Finance Fund GP LLC, the manager and general partner, respectively, of SFF. As the general partner, we control the operations of the SFF partnerships and, therefore, include them in our consolidated financial statements and reflect the ownership of the other partners as a minority interest. For the three and six months ended March 31, 2006, our operations reflected a $384,000 and $786,000 charge to earnings, respectively, for the minority interests in the earnings of these entities. The three and six months ended March 31, 2005 reflected minority interest charges of $842,000 and $743,000, respectively. The fiscal 2005 periods included an additional quarter of expense upon the consolidation of those entities, which until then were reported on a quarter lag.

Other income, net, was $2.0 million and $2.8 million for the three and six months ended March 31, 2006, respectively, an increase of $1.7 million (598%) and a decrease of $643,000 (18%) as compared to $281,000 and $3.5 million for the three and six months ended March 31, 2005, respectively. The principal components of other income, net, are described as follows:

•
in fiscal 2002, we charged operations $1.0 million, which was the amount of our maximum exposure relating to the settlement of a lawsuit. One of the insurance carriers refused to participate in the settlement. We thereafter filed an action seeking recovery on our policy with that carrier. In the second quarter of fiscal 2006, we prevailed in our action against the carrier, received a $200,000 reimbursement and reversed the $1.0 million accrual;

•	in the first quarter of fiscal 2005, we received a $1.4 million settlement on a claim against one of our directors’ and officers’ liability insurance carriers; and

•
during the six months ended March 31, 2005, we recorded a gain of $1.5 million from the sale of the remaining RAIT shares that we held. We also recorded $629,000 and $1.3 million of dividends received from RCC for the three and six months ended March 31, 2006, respectively. RCC was formed by us in March 2005.

Our effective tax rate was 43% and 18% for the three and six months ended March 31, 2006, respectively, as compared to 36% and 37% for the three and six months ended March 31, 2005, respectively. The increase in our tax rate reflects the increased profitability of our operating segments, causing an increase in state taxes, offset in part by the savings resulting from tax planning strategies that we have initiated. The rate for the six months ended March 31, 2006 further reflects the reversal of a previously recorded valuation allowance in connection with the utilization of state net operating loss carryfowards, or NOLs. Without the tax benefit related to the change in the valuation allowance, our effective tax rate would have been 43% for the six months ended March 31, 2006. We expect our effective tax rate to be 43% for the remainder of fiscal 2006, resulting in an annual projected tax rate of 29%. Future tax rates could change if estimates of taxable income for fiscal 2006 change.

Discontinued Operations

On June 30, 2005, we distributed our remaining 10.7 million shares of Atlas America to our stockholders. Accordingly, Atlas America is no longer consolidated with the Company and their results of operations have been reflected as discontinued. In addition, the operations of a FIN 46 entity and two real estate properties owned and held for sale at March 31, 2006 and have reported their operations as discontinued.

Liquidity and Capital Resources

General. Our major sources of liquidity, exclusive of the cash generated by the operations of Atlas America, have been from the cash generated by operations, resolutions of our real estate legacy portfolio, borrowings under our existing credit facilities and sales of our RAIT shares. We have employed these funds principally to expand our specialized asset management operations, repurchase our shares and to reduce our outstanding debt. We expect to fund our asset management business from a combination of cash to be generated by operations, our working capital distributions from equity investees, and borrowings under our existing credit facilities. The following table sets forth our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended
	March 31,
	2006	2005
Used in operating activities of continuing operations	$(10,033)	$(19,705)
Used in investing activities of continuing operations	(144,921)	(17,640)
Provided by financing activities of continuing operations	133,557	13,470
Cash retained by entities previously consolidated	(3,825)	−
Provided by discontinued operations	35,952	21,869
Increase (decrease) in cash	$10,730	$(2,006)

We had $41.1 million in cash and cash equivalents at March 31, 2006, an increase of $10.7 million (35%) as compared to $30.4 million at September 30, 2005. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 5.1 to 1.0 for the six months ended March 31, 2006 as compared to 2.7 to 1.0 for the six months ended March 31, 2005. Our working capital was $47.1 million as of March 31, 2006 as compared to a $15.4 million deficit at September 30, 2005. The increase of $62.5 million primarily reflects our reduction in current liabilities as a result of the transfer of a secured warehouse financing (a current liability) used to finance the acquisition of syndicated bank loans (a non-current asset) to Apidos CDO II, an unconsolidated CDO issuer that we manage. Our ratio of long-term debt (including current maturities) to equity was 29% and 79% at March 31, 2006 and September 30, 2005, respectively. The improvement in this ratio at March 31, 2006 is also reflective of the transfer of debt to Apidos CDO II.

Cash Flows from Operating Activities. Net cash used in operating activities of continuing operations decreased by $9.7 million to a $10.0 million use of cash for the six months ended March 31, 2006 as compared to a $19.7 million use of cash for the six months ended March 31, 2005, substantially as a result of the following:

•	a $6.5 million increase in net income generated by our continuing operations, as adjusted for non-cash items such as depreciation;

•	a $1.8 million decrease in investments in equipment finance; and

•	changes in operating assets, liabilities and taxes in the amount of $1.4 million.

Cash Flows from Investing Activities. Net cash used by the investing activities of our continuing operations increased by $127.3 million for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005, primarily reflecting the purchase of $121.7 million of loans held for investment which have been transferred to Apidos CDO II. Additionally, we invested $22.0 million in TIC property interests and $6.6 million in additional financial fund investments, offset in part by the $17.2 million increase in cash received from real estate sales.

In the RCC public offering completed in the second quarter of fiscal 2006, we purchased an additional $13.5 million of RCC stock. We made an initial $15.0 million investment in the formation of RCC in the second quarter of fiscal 2005.

Cash Flows from Financing Activities. Net cash provided by the financing activities of our continuing operations increased by $120.1 million for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. This increase in our cash flows principally reflects the following:

•
an increase in our borrowings, net of repayments, of $133.3 million which principally involved $121.7 million borrowed during the six months ended March 31, 2006 to fund the purchase of loans held for investment by our financial fund management segment as well as $14.0 million of borrowings to fund our increased investments in RCC, real estate and financial fund management; offset partially by

•	$8.4 million we used to repurchase our common stock during the six months ended March 31, 2006 as part of our Board-approved stock repurchase program;

•	a $3.6 million decrease in investor contributions to SFF entities.

Cash Retained by Entities Previously Consolidated. As of December 31, 2005, we no longer consolidated with two affiliated partnerships in our financial fund management segment that invest in regional banks due to a change in the rights of the limited partners to remove us as the general partner. Accordingly, the September 30, 2005 cash balances of these entities are not reflected in the consolidated statements of cash flows for the six months ended March 31, 2006.

Cash Flows from Discontinued Operations. Net cash provided by discontinued operations increased by $14.1 million for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. We received $36.0 million principally from the sale of four FIN 46 assets during the six months ended March 31, 2006, an increase of $29.1 million as compared to the $6.9 million of cash provided during the six months ended March 31, 2005. This increase was offset, in part, by the $15.0 million of cash flows from our discontinued energy segment as well as from the proceeds of a FIN 46 first mortgage refinancing during the six months ended March 31, 2005.

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at March 31, 2006 (in thousands):

		Payments Due By Period
Contractual obligations:	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt (1)	$2,543	$310	$686	$766	$781
Secured credit facilities (1)	53,229	53,229	−	-	-
Capital lease obligations (1)	72	14	30	28	−
Operating lease obligations	6,840	1,436	2,314	1,069	2,021
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	−	-	-	-
Total contractual obligations	$62,684	$54,989	$3,030	$1,863	$2,802

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2006 as follows: less than 1 year: $1.1 million; 1-3 years: $259,000; 4-5 years: $149,000; and after 5 years: $97,000.

In November 2005, one of our real estate loans relating to a property consolidated in our financial statements pursuant to FIN 46 was paid off, reducing our long-term debt by approximately $16.0 million.

In December 2005, our secured warehouse facility of $97.8 million and our related syndicated loan portfolio was transferred to Apidos CDO II, Ltd. In addition, a guarantee of the first $20.0 million of losses on the portfolio given to the lender expired upon the closing of this transaction.

In March 2006, we entered into an office lease agreement for 8,771 square feet of office space which will be utilized for its accounting operations. Rent payments are expected to commence in June 2006. Basic monthly rental payments range from approximately $7,000 up to $24,000 per month over the 13 year lease term. The lease expires in May 2019.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 - 3 Years		4 - 5 Years	After 5 Years
Guarantees	$2,581	$2,581	$	−	$-	$-
Standby replacement commitments	3,449	3,449		−	-	-
Other commercial commitments (1)	375,060	3,083		125,738	8,166	238,073
Total commercial commitments	$381,090	$9,113		$125,738	$8,166	$238,073

(1)
Five real estate investment partnerships in which we have general partner interests have obtained senior lien financing with respect to the eleven properties they acquired. In addition, four TIC investment programs which we have sponsored have obtained senior lien financing with respect to four acquired properties. These senior liens are with recourse only to the properties securing them, subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to five of our loans. The senior liens are with recourse only to the properties securing them, subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years.

In connection with the sale of a real estate loan in March 2006, we have agreed that in exchange for the current property owner relinquishing certain critical control rights, we will make payments to the current property owner under certain stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan. A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events. In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of certain specified events or if our net worth falls below $80.0 million. Our obligation runs through December 31, 2014. In addition, we have agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.

As of March 31, 2006, we have determined it to be not probable that any payments will be required under either indemnification and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

There has been no material change in our assessment of our sensitivity to market risk since the presentation in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

During the three months ended March 31, 2006, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In fiscal 2002, we charged operations $1.0 million, the amount of our maximum exposure relating to the settlement of a lawsuit.  One of the insurance carriers refused to participate in the settlement. In April 2003, we filed an action in the Philadelphia County Court of Common Pleas seeking recovery on our policy with that carrier. In the second quarter of fiscal 2006, we prevailed in our action against the carrier, received a $200,000 reimbursement, and reversed the $1.0 million accrual.

We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the three months ended March 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 to January 31, 2006	119,358	$17.90	119,358	$39,002,328
February 1 to February 28, 2006	126,337	$17.46	245,695	$36,796,161
March 1 to March 31, 2006	19,800	$16.47	265,495	$36,470,018
Total	265,495

(1)
On September 21, 2004, the Board of Directors approved a share repurchase program under which we may repurchase our common stock up to an aggregate purchase price of $50.0 million. These purchases may be made at any time in the open market or through privately-negotiated transactions.

(2)
Through March 31, 2006, we have repurchased an aggregate of 765,140 shares at a total cost of approximately $13,530,000 pursuant to the stock repurchase program, at an average cost of $17.68 per share.

ITEM 6. EXHIBITS

Exhibit No. Description
3.1		Restated Certificate of Incorporation of Resource America.(1)
3.2		Amended and Restated Bylaws of Resource America.(1)
10.7	(n)
Fourteenth Amendment, dated March 15, 2006, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc.

10.7	(o)
Fifteenth Amendment, dated March 24, 2006, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc.

10.14		Form of Stock Award Agreement(2)
31.1		Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1		Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2		Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Report on Form 8-K filed on February 15, 2006 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: May 5, 2006	By: /s/ Steven J. Kessler
STEVEN J. KESSLER
Executive Vice President and Chief Financial Officer

Date: May 5, 2006	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer