Form 10-Q
period 2006-06-30
RESOURCE AMERICA INC
filed 2006-08-07
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of outstanding shares of the registrant’s common stock on August 1, 2006 was 17,349,231.

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES

Back to Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30,	September 30,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$24,223	$30,353
Restricted cash	5,002	5,000
Investments in equipment finance	90,006	41,394
Accounts receivable	10,933	10,677
Receivables from managed entities	8,357	4,280
Prepaid expenses and other current assets	18,954	10,473
Assets held for sale	1,306	107,520
Total current assets	158,781	209,697

Loans held for investment - financial fund management	170,636	97,752
Investments in real estate	52,182	46,049
Investment in Resource Capital Corp.	24,629	15,000
Investments in Trapeza entities	14,497	10,457
Investments in financial fund management entities	13,052	13,312
Property and equipment, net	9,744	30,521
Other assets, net	54,410	34,680
	$497,931	$457,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,247	$1,543
Secured warehouse credit facilities - financial fund management	168,050	97,751
Secured warehouse credit facilities - equipment finance	74,721	30,942
Payables to managed entities	1,916	591
Accounts payable, accrued expenses and other current liabilities	22,547	19,797
Liabilities associated with assets held for sale	1,148	74,438
Total current liabilities	271,629	225,062

Long-term debt	15,865	17,066

Deferred revenue and other liabilities	12,465	11,590
Minority interests	10,168	16,614
Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 26,400,647 and 26,371,780 shares issued, respectively	264	264
Additional paid-in capital	259,051	258,019
Retained earnings	22,401	9,845
Treasury stock, at cost; 9,054,731 and 8,312,760 shares, respectively	(95,834)	(82,556)
ESOP loan receivable	(471)	(488)
Accumulated other comprehensive income	2,393	2,052
Total stockholders’ equity	187,804	187,136
	$497,931	$457,468

See accompanying notes to consolidated financial statements

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES
Financial fund management	$7,376	$4,828	$20,629	$10,908
Real estate	4,500	9,269	18,360	14,538
Equipment finance	5,885	3,481	16,483	9,190
	17,761	17,578	55,472	34,636
COSTS AND EXPENSES
Financial fund management	2,402	2,572	7,295	5,852
Real estate	3,286	3,224	8,265	8,042
Equipment finance	3,911	2,467	10,382	6,976
General and administrative	2,425	1,842	8,017	5,639
Depreciation and amortization	704	668	2,424	1,471
	12,728	10,773	36,383	27,980
OPERATING INCOME	5,033	6,805	19,089	6,656

OTHER INCOME (EXPENSE)
Interest expense	(1,871)	(648)	(5,490)	(1,523)
Minority interests	(465)	(415)	(1,236)	(1,158)
Other income, net	809	310	3,644	3,788
	(1,527)	(753)	(3,082)	1,107
Income from continuing operations before taxes and cumulative effect of accounting change	3,506	6,052	16,007	7,763
Provision for income taxes	393	2,541	2,579	3,168
Income from continuing operations before cumulative effect of accounting change	3,113	3,511	13,428	4,595
(Loss) income from discontinued operations, net of tax	(113)	(1,901)	977	13,044
Cumulative effect of accounting change, net of tax (Note 18)	−	−	1,357	−
Net income	$3,000	$1,610	$15,762	$17,639

Basic earnings (loss) per common share:
Continuing operations	$0.18	$0.20	$0.76	$0.26
Discontinued operations	(0.01)	(0.11)	0.05	0.74
Cumulative effect of accounting change	−	−	0.08	−
Net income	$0.17	$0.09	$0.89	$1.00
Weighted average shares outstanding	17,536	17,716	17,727	17,582

Diluted earnings (loss) per common share:
Continuing operations	$0.16	$0.19	$0.67	$0.24
Discontinued operations	(0.01)	(0.10)	0.05	0.69
Cumulative effect of accounting change	−	−	0.07	−
Net income	$0.15	$0.09	$0.79	$0.93
Weighted average shares outstanding	19,744	18,926	19,796	18,819

Dividends declared per common share	$0.06	$0.05	$0.18	$0.15

See accompanying notes to consolidated financial statements

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED JUNE 30, 2006
(in thousands)
(unaudited)

						Accumulated
		Additional			ESOP	Other	Totals
	Common	Paid-In	Retained	Treasury	Loan	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Stock	Receivable	Income	Equity	Income

Balance, October 1, 2005	$264	$258,019	$9,845	$(82,556)	$(488)	$2,052	$187,136
Net income	-	-	15,762	-	-	-	15,762	$15,762
Treasury shares issued	-	134	-	180	-	-	314	−
Stock-based compensation	-	831	-	-	-	-	831	−
Issuance of restricted common stock	-	201	-	-	-	-	201	−
Issuance of common shares	-	125	-	-	-	-	125	−
Purchase of treasury shares	-	-	-	(13,458)	-	-	(13,458)	−
Minority interest created upon the conversion of notes	-	(259)	-	−	-	-	(259)	−
Unrealized gains on investments in marketable securities, net of tax of $364,000	−	−	−	−	−	341	341	341
Cash dividends	-	-	(3,206)	-	-	-	(3,206)	−
Repayment of ESOP loan	-	-	-	-	17	-	17	−
Balance, June 30, 2006	$264	$259,051	$22,401	$(95,834)	$(471)	$2,393	$187,804	$16,103

See accompanying notes to consolidated financial statements

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2006	2005 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,762	$17,639
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of accounting change, net of tax	(1,357)	−
Depreciation and amortization	2,424	1,471
Equity in earnings of equity investees	(6,497)	(7,417)
Minority interest earnings	1,236	1,158
Distributions paid to minority holders	(1,274)	(1,136)
Gain from discontinued operations	(977)	(13,044)
Gain on sale of RAIT Investment Trust shares	−	(1,459)
Gain on asset resolutions	(7,252)	(5,467)
Deferred income tax provision	1,981	3,921
Non-cash compensation on long-term incentive plans	1,346	375
Non-cash compensation issued	1,614	405
Non-cash compensation received	(1,259)	(1,018)
Increase in net assets of FIN 46 entities’ and other assets held for sale	−	(3,461)
Increase in equipment finance investments	(49,444)	(31,163)
Changes in operating assets and liabilities	(13,460)	(12,130)
Net cash used in operating activities of continuing operations	(57,157)	(51,326)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,674)	(1,474)
Payments received on real estate loans and real estate	30,623	4,848
Investments in real estate	(32,531)	(3,552)
Distributions from equity investees	9,824	20,809
Purchase of loans held for investment - financial fund management	(317,597)	−
Principal payments on loans held for investment	6,702	−
Proceeds from sale of loans held for investment	18,821	1,950
Investments in managed entities	(20,880)	(8,300)
Investments in Resource Capital Corp	(13,500)	(15,000)
Proceeds from sale of investments	5,415	2,924
Decrease in other assets	(1,676)	(204)
Net cash (used in) provided by investing activities of continuing operations	(318,473)	2,001
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	686,934	182,987
Principal payments on borrowings	(336,925)	(159,355)
Purchase of treasury stock	(13,458)	−
Investor contributions to financial fund management investments	−	3,651
Dividends paid	(3,206)	(2,632)
Proceeds from issuance of stock	125	4,735
Net cash provided by financing activities of continuing operations	333,470	29,386

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2006	2005 (1)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	13	24,052
Investing activities	39,842	(1,137)
Net cash provided by discontinued operations	39,855	22,915
Net cash retained by entities previously consolidated	(3,825)	(29,192)
Decrease in cash	(6,130)	(26,216)
Cash at beginning of period	30,353	69,099
Cash at end of period	$24,223	$42,883

(1)	Revised presentation to reflect detail of cash flows from discontinued operations.

See accompanying notes to consolidated financial statements

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2006 and for the three and nine months ended June 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (“fiscal 2005”). The results of operations for the three and nine months ended June 30, 2006 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2006 (“fiscal 2006”).

Certain reclassifications have been made to the fiscal 2005 consolidated financial statements to conform to the fiscal 2006 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	June 30,
	2006		2005
Cash paid during the period for:
Interest		$7,610		$1,989
Income taxes		$3,053		$10,800

Non-cash activities include the following:
Transfer of loans held for investment (see Note 5):
Reduction of loans held for investment		$219,448	$	−
Termination of associated secured warehouse credit facility financial fund management		$219,474	$	−
Distribution of shares of Atlas America to shareholders	$	−		$91,379
Receipt of notes upon resolution of a real estate loan and a FIN 46 asset		$5,000	$	−
Conversion of notes (see Note 3):
Increase in minority interest		$259	$	−
Net reduction of equity		$250	$	−
Distribution of RCC stock options (see Note 7)		$244	$	−

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of Statement of Financial Accounting Standards (“SFAS”) 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment to SFAS 140.”  SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at fair value. Under SFAS 156, an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year beginning after September 15, 2006.  Management does not currently expect that the adoption of SFAS 156 will have a material impact on the Company’s financial position or results of operations.

Stock-Based Compensation

Employee stock options.

The Company adopted SFAS 123R, “Accounting for Stock-Based Compensation,” as revised (“SFAS 123R”), as of October 1, 2005. Accordingly, employee stock options granted on and after October 1, 2005 are being expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant using the Black-Scholes option-pricing model. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 6.25 years; expected stock volatility 27.75%; risk-free interest rate 5.0%; and dividends were based on the Company’s historical rate. During the three and nine months ended June 30, 2006, the Company granted 24,000 employee stock options. In addition, the unamortized compensation related to previously issued options is being expensed over the remaining vesting period of those options. At June 30, 2006, the Company had unamortized compensation expense of $2.3 million. For the three and nine months ended June 30, 2006, the Company recorded compensation expense of $284,000 ($0.01 per share-diluted) and $831,000 ($0.04 per share-diluted), respectively. There was no corresponding tax benefit recorded since the Company has predominately issued incentive stock options and employees have typically held the stock received on exercise for the requisite holding period.

For the three and nine months ended June 30, 2005, the Company accounted for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25 and related interpretations. No stock-based employee compensation expense was reflected in net income since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Stock-Based Compensation − (Continued)

SFAS 123R requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted. The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS 123R (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2005	2005
Net income as reported	$1,610	$17,639
Stock-based employee compensation determined under the fair value-based method for all grants, net of tax	(265)	(801)
Pro forma net income	$1,345	$16,838

Basic earnings per share:
As reported	$0.09	$1.00
Pro forma	$0.08	$0.96
Diluted earnings per share:
As reported	$0.09	$0.93
Pro forma	$0.07	$0.89

Restricted common stock.

In February 2006, the Company’s equipment finance subsidiary, LEAF Financial Corporation (“LEAF”), issued 300,000 shares of restricted common stock of LEAF valued at $69,000 based on 3% of the equity of LEAF as of the date of conversion. These restricted shares, issued to three senior officers of LEAF, vest 50% per year commencing on February 1, 2007. For the three and nine months ended June 30, 2006, the Company recorded stock-based compensation for the LEAF restricted stock of $13,000 and $22,000, respectively.

In January 2006, the Company issued 83,519 shares of restricted RAI common stock valued at $1.4 million based on the closing price of the Company’s stock as of the date of grant. These restricted shares vest 25% per year commencing on January 3, 2007. For the three and nine months ended June 30, 2006, the Company recorded stock-based compensation expense for these restricted shares of $91,000 and $179,000, respectively.

In conjunction with the formation of Resource Capital Corp. (“RCC”) (NYSE: RSO), a real estate investment trust that the Company sponsored in March 2005, the Company received restricted shares of RCC (see Note 7).

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Company places its temporary cash investments in high-quality, short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At June 30, 2006, the Company had $30.1 million in deposits at various banks, of which $27.3 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Comprehensive Income

Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the Company include changes in the fair value, net of tax, of its investments in marketable securities and in the restricted stock and stock options of RCC held prior to being granted to employees (see Note 7).

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

The following table presents a reconciliation of the components used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Earnings - Basic
Continuing operations	$3,113	$3,511	$13,428	$4,595
Discontinued operations	(113)	(1,901)	977	13,044
Cumulative effect of accounting change (1)	−	−	1,357	−
Net income	$3,000	$1,610	$15,762	$17,639

Earnings - Diluted
Continuing operations	$3,113	$3,511	$13,428	$4,595
Minority interest from the assumed conversion of notes (2)	−	(4)	(35)	(7)
Income from continuing operations, as adjusted	3,113	3,507	13,393	4,588
Discontinued operations	(113)	(1,901)	977	13,044
Cumulative effect of accounting change (1)	−	−	1,357	−
Net income	$3,000	$1,606	$15,727	$17,632

Shares (3)
Basic shares outstanding	17,536	17,716	17,727	17,582
Dilutive effect of stock option and award plans	2,208	1,210	2,069	1,237
Dilutive shares outstanding	19,744	18,926	19,796	18,819

(1)	The Company recorded a cumulative adjustment for the elimination of the one-quarter delay in reporting its equity in earnings of the Trapeza entities (see Note 18).

(2)
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

(3)	As of June 30, 2006, 20,000 outstanding options were anti-dilutive. As of June 30, 2005, all outstanding options were dilutive.

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 4 - INVESTMENTS IN EQUIPMENT FINANCE

The Company’s investments in equipment finance include the following (in thousands):

	June 30,	September 30,
	2006	2005
Direct financing leases, net	$26,476	$25,869
Notes receivable, net	62,777	10,309
Assets subject to operating leases, net of accumulated depreciation of $31 and $481	753	5,216
Investments in equipment finance	$90,006	$41,394

The interest rates on notes receivable generally range from 7% to 15%.

The components of direct financing leases are as follows (in thousands):

	June 30,	September 30,
	2006	2005
Total future minimum lease payments receivable	$31,793	$30,391
Initial direct costs, net of amortization	426	564
Unguaranteed residual	389	503
Unearned income	(6,132)	(5,589)
Investments in direct financing leases, net	$26,476	$25,869

Although the lease terms extend over many years as indicated in the following table, the Company routinely sells the leases it acquires or originates to the investment partnerships it manages, RCC, or certain subsidiaries of Merrill Lynch Equipment Finance, LLC shortly after their acquisition or origination in accordance with agreements with each party. As a result of these routine sales of leases and the Company’s credit evaluations, management concluded that no allowance for possible losses was needed at June 30, 2006 and September 30, 2005. Included in notes receivable are two notes totaling $17.7 million from the Company’s investment partnerships. These notes are collateralized by equipment and were repaid in July 2006. The contractual future minimum lease and note payments and related rental payments scheduled to be received on direct financing non-cancelable leases, notes receivable and operating leases for each of the five succeeding annual periods ending June 30 and thereafter are as follows (in thousands):

	Direct Financing Leases	Notes Receivable	Operating Leases
2007	$8,771	$30,721	$275
2008	7,354	8,977	237
2009	6,331	8,081	179
2010	4,167	6,484	35
2011	2,718	4,263	11
Thereafter	2,452	4,251	−
	$31,793	$62,777	$737

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 5 − LOANS HELD FOR INVESTMENT − FINANCIAL FUND MANAGEMENT

At June 30, 2006, the Company’s secured syndicated loan portfolio consisted of $170.6 million of floating rate loans, which bear interest between various London Interbank Offered Rates (“LIBOR”) plus 1.38% to 7.00%, with maturity dates ranging from May 2007 to January 2015. The Company intends to transfer these loans to two collateralized debt obligation (“CDO”) issuers upon the closing of the CDOs, of which $128.5 million is expected to close by September 2006 and $42.1 million is expected to close by March 2007 (see Notes 10 and 14).

At June 30, 2006, all of the Company’s loans held for investment are current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred. Accordingly, as of June 30, 2006, management of the Company had determined that no allowance for loan losses was needed.

At September 30, 2005, the Company’s syndicated loan portfolio consisted of $97.8 million of floating rate loans. In December 2005, upon closing the CDO, these loans were transferred at cost to an unconsolidated CDO issuer that the Company sponsored. The related secured warehouse credit facility was simultaneously terminated (see Note 10).

NOTE 6 - INVESTMENTS IN REAL ESTATE

Real Estate Loans and Real Estate

The Company focuses its real estate operations on the sponsorship and management of real estate limited partnerships and tenant in common (“TIC”) property interests and the management and resolution of its investments in real estate and real estate loans.

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Real estate loans:
Balance, beginning of period	$28,102	$23,140	$25,923	$24,066
New loans	2,800	−	5,000	−
Additions to existing loans	2,273	−	2,338	1,240
Collection of principal	(2,596)	−	(2,846)	(2,272)
Other	218	299	382	405
Balance, end of period	30,797	23,439	30,797	23,439

Real estate:
Real estate ventures	9,643	10,957	9,643	10,957
Real estate owned, net of accumulated depreciation of $1,638; $1,258; $1,638 and $1,258	12,512	13,784	12,512	13,784
Total real estate	22,155	24,741	22,155	24,741
Allowance for possible losses	(770)	(770)	(770)	(770)
Total real estate loans and real estate	$52,182	$47,410	$52,182	$47,410

At June 30, 2006 and 2005, the Company held, for its own account, real estate loans with aggregate face values of $68.0 million and $59.1 million, respectively. Amounts receivable, net of senior lien interests, were $54.9 million and $43.6 million at June 30, 2006 and 2005, respectively

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 6 - INVESTMENTS IN REAL ESTATE − (Continued)

Real Estate Loans and Real Estate − (Continued)

Minimum future rental income under non-cancelable operating leases associated with real estate rental properties owned by the Company or real estate consolidated under FIN 46-R that have terms in excess of one year for each of the five succeeding annual periods ended June 30 and thereafter, are as follows: 2007 − $656,000; 2008 - $661,000; 2009 - $626,000; 2010 - $564,000; 2011 - $530,000 and thereafter $1.6 million.

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

Consolidation of Variable Interest Entities − Real Estate

Certain entities (“VIEs”) relating to the Company’s real estate business have been consolidated in accordance with FIN 46-R. Due to the timing of the receipt of financial information from third parties, the Company records these entities’ activities on a one quarter lag, except when adjusting for the impact of significant events such as a refinance or sale. The assets, liabilities, revenues and costs and expenses of the VIEs that are included in the consolidated financial statements are not those of the Company. The liabilities of the VIEs will be satisfied from the cash flows of the VIE, not from the assets of the Company, which has no legal obligation to satisfy those liabilities.

The following tables provide supplemental information about assets, liabilities, revenues and costs and expenses associated with two entities at June 30, 2006 and three entities at September 30, 2005 that were consolidated in accordance with FIN 46-R (in thousands):

	June 30,	September 30,
	2006	2005
Assets:
Cash	$88	$643
Accounts receivable, prepaid expenses and other current assets	35	133
Total current assets	123	776
Property and equipment, net of accumulated depreciation of $365 and $1,345 (see Note 8)	3,535	27,196
Total assets	$3,658	$27,972

Liabilities:
Current portion of long-term debt	$147	$1,390
Accounts payable, accrued expenses and other current liabilities	103	845
Total current liabilities	250	2,235
Long-term debt	1,425	17,129
Deferred revenue and other liabilities	−	163
Total liabilities	$1,675	$19,527

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 6 - INVESTMENTS IN REAL ESTATE − (Continued)

Consolidation of Variable Interest Entities − Real Estate − (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Continuing operations − Real Estate
Revenues	$104	$1,889	$371	$4,049

Costs and expenses:
Operating expenses	47	1,760	120	3,455
Depreciation and amortization	37	143	115	344
Interest	27	47	114	142
Total costs and expenses	111	1,950	349	3,941

Operating (loss) income	$(7)	$(61)	$22	$108

Consolidation of Real Estate Entities Held for Sale

The following tables provide supplemental information about assets, liabilities and discontinued operations associated with the one and six entities (of which one and four were VIEs) that were held for sale at June 30, 2006 and September 30, 2005, respectively (in thousands):

	June 30,	September 30,
	2006	2005
Assets:
Cash	$ −	$2,546
Accounts receivable, prepaid expenses and other current assets	6	731
Property and equipment, net (1)	1,300	103,237
Other assets, net	−	1,006
Total assets held for sale (1)	$1,306	$107,520

Liabilities:
Mortgage loans (1)	$1,148	$69,058
Other liabilities	−	5,380
Total liabilities associated with assets held for sale (1)	$1,148	$74,438

(1) The decrease at June 30, 2006 reflects the sale of one owned and four FIN 46 properties and the resolution of the corresponding mortgage loans that had been held for sale at September 30, 2005.

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 6 - INVESTMENTS IN REAL ESTATE − (Continued)

Consolidation of Real Estate Entities Held for Sale

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Discontinued operations − Real Estate
Revenues	$513	$5,861	$14,141	$17,582
Costs and expenses	(216)	(5,074)	(11,319)	(15,159)
Operating income	297	787	2,822	2,423
Loss on disposals	(409)	(7,681)	(1,207)	(7,961)
Benefit (provision) for income taxes	39	2,068	(565)	1,938
(Loss) income from discontinued operations, net of tax	$(73)	$(4,826)	$1,050	$(3,600)

For further information, see Note 15 on discontinued operations.

NOTE 7 − INVESTMENT IN RESOURCE CAPITAL CORP.

RCC is a real estate investment trust that was sponsored and is managed by the Company. RCC’s principal business activity is to originate, purchase and manage a diversified portfolio of real estate loans, real estate-related securities and commercial finance assets. In March 2005, RCC completed a private placement of 15,333,334 shares of its common stock at a price of $15.00 per share. On February 10, 2006, RCC closed its initial public offering of 4,000,000 shares of common stock (including 1,879,200 shares sold by selling stockholders) at a price of $15.00 per share. The Company purchased 1,000,000 shares in the March 2005 offering and 900,000 shares in the February 2006 offering.

In March 2005, the Company was granted 345,000 shares of RCC restricted common stock as well as options to purchase 651,666 shares of RCC common stock at an exercise price of $15.00 per share. These shares and options are included in other assets in the consolidated balance sheet (see Note 9). As of June 30, 2006, the Company had distributed 344,079 of RCC restricted shares and 649,500 of RCC stock options to certain officers and employees who provide management services to RCC. In addition, the Company received approximately 6,149 and 13,973 common shares of RCC in connection with the incentive management fees it earned for the three and nine months ended June 30, 2006, respectively.

Since February 10, 2006, the Company has accounted for its investment in the common shares of RCC in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The investment is classified as available-for-sale and, as such, is carried at fair market value based on market quotes. Unrealized gains and losses are reported as a separate component of stockholders’ equity.

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2006
(unaudited)

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

The estimated service lives of property and equipment are as follows:

Leasehold improvements	1-15 years
Real estate assets − FIN 46	40 years
Furniture and equipment	3-7 years

Property and equipment, net, consists of the following (in thousands):

	June 30,	September 30,
	2006	2005
Leasehold improvements	$2,681	$1,134
Real estate assets − FIN 46 (1)	3,900	28,541
Furniture and equipment	6,239	4,112
	12,820	33,787
Accumulated depreciation and amortization	(3,076)	(3,266)
Property and equipment, net	$9,744	$30,521

(1)	The decrease reflects the December 2005 resolution of one loan whose underlying assets were consolidated with the Company’s assets pursuant to FIN 46.

NOTE 9 − OTHER ASSETS

The following table provides information about other assets (in thousands):

	June 30,	September 30,
	2006	2005
Investments in unconsolidated entities:
CDO issuers	$13,983	$2,514
TIC property interests	9,321	10,366
Financial fund management partnerships	5,494	−
Real estate investment partnerships	4,098	2,919
Equipment finance investment partnerships	1,492	823
	34,388	16,622
The Bancorp, Inc., at market value including unrealized gains of $8,212 and $3,413	13,306	8,507
Resource Capital Corp. stock awards and options	1,447	3,131
Other	5,269	6,420
Other assets, net	$54,410	$34,680

TIC property interests.

As of September 30, 2005, the Company had sponsored and managed two TIC property interests. During the nine months ended June 30, 2006, these TIC property interests were sold to third-party investors and two new TIC property interests have been acquired and are being carried at cost.

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2006
(unaudited)

NOTE 9 − OTHER ASSETS − (Continued)

Investments in unconsolidated financial fund management partnerships.

Due to a change in the partnership agreements that gave the limited partners the right to remove the Company as the general partner in fiscal 2006, the Company no longer consolidates two affiliated partnerships that were consolidated at September 30, 2005. These partnerships which invest in regional banks, are included in unconsolidated financial fund management partnerships at June 30, 2006 at a cost of $2.9 million. In addition, the Company as a $2.6 million investment in a newly-created hedge fund it manages.

NOTE 10 - DEBT

Total debt consists of the following (in thousands):

	June 30,	September 30,
	2006	2005
Secured warehouse credit facilities − financial fund management	$168,050	$97,751
Secured revolving credit facilities − equipment finance	74,721	30,942
Secured revolving credit facility	2,500	−
Real estate − mortgage loan	12,500	−
Real estate − FIN 46 mortgage loans	1,572	18,519
Other debt	2,540	90
Total debt	261,883	147,302
Less current maturities:
Warehouse credit facilities − financial fund management	168,050	97,751
Revolving credit facilities − equipment finance	74,721	30,942
Credit facility real estate and other	3,247	1,543
Long-term debt	$15,865	$17,066

Annual debt principal payments over the next five years ending June 30 and thereafter, are as follows (in thousands):

2007	$246,018
2008	884
2009	920
2010	961
2011	600
Thereafter	12,500
$261,883

Secured warehouse credit facilities − financial fund management.

In March 2006, the Company entered into two warehouse and master participation agreements with affiliates of JP Morgan Chase, N.A. (“JP Morgan”) and Morgan Stanley (collectively referred to as the “Warehouse Credit Facilities”) to fund its purchases of syndicated bank loans. The Company is charged interest during the warehouse period at LIBOR plus an amount ranging from 50 to 75 basis points in return for a participation interest in the interest earned on the loans. The Warehouse Credit Facilities will expire and interest will be payable upon the closing of two CDOs, which are expected to be completed by September 2006 and March 2007. The facility agreements provide for guarantees by the Company as well as escrow deposits (see Notes 5 and 14).

The Company had a warehouse facility at September 30, 2005 with Credit Suisse First Boston to fund the purchase of syndicated bank loans. The facility was terminated upon the closing of the CDO in December 2005.

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 10 - DEBT − (Continued)

Secured revolving credit facilities − equipment finance

The Company’s equipment finance segment, LEAF, has a $75.0 million secured revolving credit facility with National City Bank that expires in September 2006. Outstanding borrowings bear interest at one of two rates elected at the Company’s option: (i) the lender’s prime rate plus 100 basis points, or (ii) LIBOR plus 200 basis points. As of June 30, 2006, the balance outstanding was $65.1 million at a combined interest rate of 7.27%. In addition, LEAF has a $15.0 million secured credit facility with Commerce Bank which expires in July 2006. Outstanding borrowings bear interest at one of two rates, elected at the Company’s option: (i) the lender’s prime rate plus 100 basis points, or (ii) LIBOR plus 200 basis points. As of June 30, 2006, the balance outstanding on this facility was $9.6 million at an interest rate of 7.11%. The underlying equipment being leased or financed collateralizes the borrowings under these facilities. The Company has guaranteed both of these credit facilities.

On July 31, 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank (the “New Credit Facility”). The New Credit Facility provides for increased borrowing capacity by $60.0 million, extends the termination date beyond its existing facilities to July 31, 2009, and reduces the corporate guarantee to $75.0 million. The existing warehouse facilities with National City Bank and Commerce Bank were repaid and terminated concurrent with the commencement of the New Credit Facility.

Real estate-mortgage loan

On June 30, 2006, the Company obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia. The mortgage is due on July 6, 2011. The mortgage has a 6.9% fixed interest rate and requires monthly payments of principal and interest of $82,300.

Secured revolving credit facility

The Company has an $18.0 million revolving line of credit with Sovereign Bank for which available borrowings are currently limited to $14.9 million based on pledged real estate collateral. Interest is payable monthly at The Wall Street Journal prime rate (8.25% at June 30, 2006) and principal is due upon expiration in July 2006. As of June 30, 2006, the balance outstanding was $2.5 million.  On July 25, 2006, the current agreement was amended to allow for $14.0 million of borrowings, subject to availability limitations and the term was extended for three years.

Real estate-FIN 46 mortgage loans

As of June 30, 2006, a VIE consolidated by the Company in accordance with FIN 46 is the obligor under an outstanding first mortgage loan secured by real estate with an outstanding balance totaling $1.6 million. The mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 8.80% and matures in July 2014. The mortgage loan is not a legal obligation of the Company; however, it is senior to the VIE’s obligation to the Company. Loan payments are paid from the cash flow of this entity.

Other debt

On June 15, 2006, the Company borrowed $1.5 million from JP Morgan under a promissory note for the purchase of its equity investment in Trapeza X. The note requires quarterly payments of principal and interest at LIBOR plus 100 basis points and matures in July 2010. The Company’s share of the equity distributions and its share of the collateral management fees from Trapeza X collaterized the borrowings under the note.

The Company has borrowed $950,000 on a secured note with Sovereign Bank. The note, secured by the furniture and computer equipment of the Company’s equipment finance segment, requires monthly payments of principal and interest over five years at a fixed interest rate of 6.87%.

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 10 - DEBT − (Continued)

Covenants

At June 30, 2006, the Company had complied, to the best of its knowledge, with all of the financial covenants under its debt agreements. These agreements contain financial covenants customary for the type and size of the debt and include minimum equity requirements as well as specified debt service coverage and leverage ratios.

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

	June 30,	September 30,
	2006	2005
Receivables from managed entities and related parties:
Real estate investment partnerships and TIC property interests	$2,650	$1,880
Financial fund management entities	1,908	272
RCC	1,350	750
Equipment finance investment partnerships	2,044	1,178
Atlas America	326	111
Anthem Securities (1)	67	−
Other	12	89
Receivables from managed entities	$8,357	$4,280
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$1,315	$591
Anthem Securities	601	−
Payables to managed entitites	$1,916	$591

The Company’s investments in equipment finance at June 30, 2006 include two notes totaling $17.7 million from the Company’s equipment finance investment partnerships.

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS −
(Continued)

The Company receives fees and reimbursed expenses from several related/managed entities. In addition, the Company reimbursed another related entity for certain operating expenses. The following table details those activities (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Financial Fund Management:
Fees from managed entities	$2,374	$1,963	$6,592	$4,920
Management fees and net equity compensation from RCC	1,447	1,387	5,003	1,800
Reimbursement of expenses from RCC	173	325	558	325
Real Estate - fees from investment partnerships and TIC property interests	2,375	1,809	8,718	3,248
Equipment finance − fees from investment partnerships	1,720	660	3,745	2,060
Atlas America − reimbursement of net costs and expenses	281	315	958	773
Anthem Securities (1):
Reimbursement of costs and expenses	938	25	1,893	25
Payment of operating expenses	(287)	(89)	(620)	(116)

(1)
Anthem Securities, Inc. (“Anthem”) is a wholly-owned subsidiary of Atlas America and a registered broker dealer which serves as the dealer-manager of investment programs sponsored by the Company’s real estate and equipment finance segments. Some of the personnel performing services for Anthem are on the Company’s payroll; Anthem reimburses the Company for the allocable costs of such personnel. In addition, the Company has agreed to cover some of the operating costs for Anthem’s office of supervisory jurisdiction, principally licensing fees and costs.

Relationship with The Bancorp, Inc. (“TBBK”). The Company owns 3.0% and the supplemental employment retirement plan maintained for the Company’s former Chief Executive Officer and current Chairman, Edward Cohen (“E. Cohen”) holds an additional 0.90% of the outstanding common stock of TBBK. Betsy Z. Cohen (“B. Cohen”), the Chief Executive Officer of TBBK and its subsidiary bank, is the spouse of E. Cohen. B. Cohen and E. Cohen are the parents of the Company’s President and Chief Executive Officer Jonathan Z. Cohen (“J. Cohen”) and the chairman of TBBK, Daniel G. Cohen (“D. Cohen”). At June 30, 2006, the Company had cash deposits of $280,000 at TBBK.

NOTE 12 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2006		2005		2006	2005
Litigation settlements	$	−	$	−	$1,188	$1,400
Gains on sale of RAIT Investment Trust shares		−		−	−	1,459
RCC dividend income		687		−	2,013	−
Interest, dividends and other income		122		310	443	929
Other income, net		$809		$310	$3,644	$3,788

In fiscal 2002, the Company had charged operations $1.0 million for the amount of its maximum exposure relating to the settlement of a lawsuit. One of the Company’s insurance carriers refused to participate in the settlement. The Company thereafter filed an action seeking recovery on its policy with that carrier. In the second quarter of fiscal 2006, the Company prevailed in its action against the carrier, received a $200,000 reimbursement and reversed the $1.0 million accrual.

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 12 − OTHER INCOME, NET − (Continued)

In the first quarter of fiscal 2005, the Company received a $1.4 million settlement from one of its directors’ and officers’ liability insurance carriers.

During the nine months ended June 30, 2005, the Company recorded a gain of $1.5 million from the sale of the remaining RAIT Investment Trust shares that it held.

The Company recorded $687,000 and $2.0 million of dividends received from RCC for the three and nine months ended June 30, 2006, respectively. RCC was formed by the Company in March 2005.

NOTE 13 - INCOME TAXES

The Company recorded the following provision for income taxes, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Provision for income taxes, at estimated effective rate	$1,346	$2,541	$6,723	$3,168
Deferred tax benefit	(1,024)	−	(1,024)	−
Change in valuation allowance	71	−	(3,120)	−
Provision for income taxes	$393	$2,541	$2,579	$3,168

As of September 30, 2005, the Company had a deferred tax asset of $5.3 million resulting from state net operating loss carryforwards (“NOLs”) of $77.9 million. A valuation allowance had been established against substantially all of this deferred tax asset, based upon management’s assessment at that time that it was more likely than not that the Company would not be able to utilize the NOLs prior to their expiration.

During the nine months ended June 30, 2006, the Company has implemented tax planning strategies that management believes make it more likely than not that the Company will be able to utilize approximately $34.0 million of the NOLs before their expiration.  Accordingly, $3.2 million and $150,000 of the valuation allowance was reversed in the quarters ended December 31, 2005 and June 30, 2006, respectively.

In addition, for the three months ended June 30, 2006, the Company recorded a deferred tax asset of $1.0 million associated with approximately $15.5 million of local NOLs for which management had previously believed would more likely than not be realized prior to their statutory expiration date.  Management has established a valuation allowance of $221,000 against these NOLs for the portion it believes is unlikely to be realized in future years.

Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize.  The estimate of the required valuation allowances could be adjusted in the future if projections of taxable income are revised.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 14 - COMMITMENTS AND CONTINGENCIES − (Continued)

In conjunction with the sale in March 2006 of a real estate loan accounted for as a FIN 46-R asset, the Company has agreed to make payments to the current property owner under certain stipulated conditions, including the sale or foreclosure of the property or a subsequent resale of the loan. In exchange, the property owner has agreed to relinquish certain critical control rights over the property. A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events. In addition, upon the occurrence of specified events or if the Company’s net worth falls below $80.0 million, the current property owner will have the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation. The Company’s obligation runs through December 31, 2014. In addition, the Company has partially indemnified the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.

In March 2006, the Company entered into agreements for the Warehouse Credit Facilities which provide for guarantees by the Company on the first $10.0 million of losses on each of the two portfolios of syndicated bank loans. At June 30, 2006, these guarantees were collateralized by a $5.0 million cash deposit reported as restricted cash on the consolidated balance sheet. The guarantees expire upon the closing of each respective CDO transaction, which are expected to close by September 2006 and March 2007 (see Notes 5 and 10).

As of June 30, 2006, the Company does not believe it is probable that any payments will be required under any of its indemnifications and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

As a specialized asset manager, the Company sponsors investment funds in which the Company may make an equity investment along with outside investors. This equity investment is generally based on a percentage of funds raised and varies among investment programs.

NOTE 15 - DISCONTINUED OPERATIONS

Energy. Results of the operations of Atlas America through the date of its spin-off from the Company in June 2005 have been reflected as discontinued operations. In fiscal 2006, additional spin-off costs incurred by the Company have been reported as a loss on disposal. Summarized operating results of Atlas America are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2006		2005	2006		2005
Income from discontinued operations before taxes	$	−	$9,634	$	−	$31,450
Loss on disposal		(50)	(2,130)		(95)	(2,508)
Provision for income taxes		−	(4,603)		−	(12,322)
(Loss) income from discontinued operations, net of tax		$(50)	$2,901		$(95)	$16,620

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2006
(unaudited)

NOTE 15 - DISCONTINUED OPERATIONS − (Continued)

Real Estate. Based on the Company’s intent to sell its interests, certain operations have been classified as discontinued and the related assets and liabilities as held for sale. These operations include those of one and three real estate entities as of June 30, 2006 and 2005, respectively, that are consolidated under the provisions of FIN 46-R and the operations of two real estate properties owned by the Company at each date. Summarized operating results of discontinued real estate operations held for sale are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income from discontinued operations before taxes	$297	$787	$2,822	$2,423
Loss on disposals	(409)	(7,681)	(1,207)	(7,961)
Benefit (provision) for income taxes	39	2,068	(565)	1,938
(Loss) income from discontinued operations, net of tax	$(73)	$(4,826)	$1,050	$(3,600)

Other. The Company has two other discontinued entities which reported a combined gain on disposal of $16,000 (net of tax of $6,000) and $35,000 (net of tax of $13,000) for the three and nine months ended June 30, 2006, respectively, and a gain on disposal of $36,000 (net of tax of $12,000) for the three and nine months ended June 30, 2005.

Summarized discontinued operating results of all entities are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income from discontinued operations before taxes	$297	$10,421	$2,822	$33,873
Loss on disposals	(443)	(9,775)	(1,267)	(10,433)
Benefit (provision) for income taxes	33	(2,547)	(578)	(10,396)
(Loss) income from discontinued operations, net of tax	$(113)	$(1,901)	$977	$13,044

NOTE 16 - OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions. In addition to its reporting operating segments, certain other activities are reported in the “All other” category. Summarized operating segment data are as follows (in thousands):

Three Months Ended June 30, 2006	Revenues from external customers	Equity in earnings (losses) of equity investees	Interest expense	Depreciation and amortization		Segment profit (loss) (a)	Segment assets
Financial fund management	$4,385	$2,991	$3,425	$	−	$804	$257,663
Real estate	5,276	(776)	100		174	911	145,400
Equipment finance	5,891	(6)	1,312		364	134	109,344
All other	−	−	33		166	1,657	69,876
Eliminations	−	−	(2,999)		−	−	(84,352)
Totals	$15,552	$2,209	$1,871		$704	$3,506	$497,931

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2006
(unaudited)

NOTE 16 - OPERATING SEGMENTS − (Continued)

Three Months Ended June 30, 2005	Revenues from external customers	Equity in earnings (losses) of equity investees	Interest expense		Depreciation and amortization	Segment profit (loss) (a)	Segment assets
Financial fund management	$1,842	$2,986	$	−	$18	$1,823	$56,338
Real estate	9,909	(640)		62	198	5,791	233,629
Equipment finance	3,502	(21)		558	372	96	70,706
All other	−	−		34	80	(1,658)	68,758
Eliminations	−	−		(6)	−	−	(45,260)
Totals	$15,253	$2,325		$648	$668	$6,052	$384,171

Nine Months Ended June 30, 2006
Financial fund management	$12,073	$8,556	$4,906	$15	$5,623	$257,663
Real estate	20,412	(2,052)	582	522	8,640	145,400
Equipment finance	16,490	(7)	4,025	1,406	356	109,344
All other	−	−	85	481	1,388	69,876
Eliminations	−	−	(4,108)	−	−	(84,352)
Totals	$48,975	$6,497	$5,490	$2,424	$16,007	$497,931

Nine Months Ended June 30, 2005
Financial fund management	$3,287	$7,621	$	−	$46	$3,852	$56,338
Real estate	14,714	(176)		206	487	5,691	233,629
Equipment finance	9,218	(28)		1,289	755	171	70,706
All other	−	−		34	183	(1,951)	68,758
Eliminations	−	−		(6)	−	−	(45,260)
Totals	$27,219	$7,417		$1,523	$1,471	$7,763	$384,171

(a)
Segment profit (loss) represents income from continuing operations before taxes and cumulative effect of accounting change.  Excluding intercompany interest charges, segment profit (loss) as adjusted for the three and nine months ended June 30, 2006 by segment would have been as follows (in thousands):  Financial fund management - $3,347 and $8,166, respectively; Real estate - $970 and $9,093, respectively; and Equipment finance - $531 and $1,468, respectively.  Intercompany interest charges for the three and nine months ended June 30, 2005 were not significant.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2006
(unaudited)

NOTE 17 - INVESTMENTS IN THE TRAPEZA MANAGEMENT COMPANIES

The Company has equity interests of 50% and 33.33% in the managers of the Trapeza CDO entities, Trapeza Capital Management, LLC and Trapeza Management Group, LLC, respectively. The Company does not consolidate these entities since it does not have control over them (see Note 18). Summarized operating data for these entities is presented below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Trapeza Capital Management, LLC
Management fees	$1,709	$1,550	$5,004	$4,203
Operating expenses	(514)	(284)	(1,183)	(858)
Other expense	(13)	(44)	(113)	(312)
Net income	$1,182	$1,222	$3,708	$3,033
RAI's proportionate share of net income	$591	$611	$1,854	$1,516

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Trapeza Management Group, LLC
Management fees	$680	$686	$2,044	$1,659
Operating expenses	(51)	(64)	(201)	(172)
Other income (expense)	(20)	(26)	(54)	933
Net income	$609	$596	$1,789	$2,420
RAI's proportionate share of net income	$203	$199	$596	$807

NOTE 18 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Historically, the Company has presented its equity earnings and losses of the Trapeza entities on a one-quarter delay as permitted under generally accepted accounting principles. Beginning with the period ended June 30, 2006, improvements in the timeliness and availability of financial data from the Trapeza entities allow the Company to report its share in those earnings on a current basis. As a result of this change, the Company’s equity in earnings of the Trapeza entities of $1.4 million, net of tax of $983,000, for the three months ended September 30, 2005 is being reported as a cumulative change in accounting principle as of October 1, 2005.

Back to Index

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

Overview of Three Months and Nine Months Ended June 30, 2006 and 2005

    Our total assets under management increased to $10.5 billion at June 30, 2006 from $5.7 billion at June 30, 2005, an increase of $4.7 billion or 82%. The assets at June 30, 2006 include $775.0 million of financial fund management assets that are being held in warehouse facilities pending funding of the related collateralized debt obligations, or CDOs, for which we have been engaged as the collateral manager by the issuers of those CDOs. We expect to close one CDO in the fourth quarter of fiscal 2006 and eight CDOs in subsequent periods. The growth in our assets under management was the result of:

•
an increase in the financial fund management assets we manage on behalf of individual and institutional investors and Resource Capital Corp., which we refer to as RCC, a real estate investment trust, or REIT, that we sponsored in March 2005;

•	an increase in real estate assets managed on behalf of limited partnerships and tenant-in-common, or TIC, property interests that we sponsor and RCC; and

•	an increase in equipment finance assets managed on behalf of the limited partnerships we sponsor, Merrill Lynch Equipment Finance, LLC, or Merrill Lynch, and RCC.

The following table sets forth our assets under management(a) by operating segment and their growth (in millions, except for percentages):

	As of June 30,		Increase
	2006	2005	Amount	Percentage
Financial fund management	$9,215	$4,948	$4,267	86%
Real estate	707	507	200	40%
Equipment finance	549	291	258	89%
	$10,471	$5,746	$4,725	82%

(a)	A description of how we determine assets under management can be found in our Form 10-K for fiscal 2005, Part I, Item 1.

Back to Index

Our assets under management are primarily managed through various investment entities including CDOs, public and private limited partnerships, TIC property interests, a real estate investment trust, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited partnerships	TIC property interests	RCC	Other investment funds
As of June 30, 2006
Financial fund management	18	4	−	1	−
Real estate	−	5	4	1	−
Equipment finance	−	2	−	1	3

As of June 30, 2005
Financial fund management	8	−	−	1	−
Real estate	−	4	1	1	−
Equipment finance	−	2	−	−	2

The revenues for each of our business segments are generated by the fees we earn for structuring and managing the investment entities and programs we sponsor and the income produced by the assets and investments we hold for our own account. The following table sets forth information related to the revenues we have recognized in each of these revenue classes (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Fund management revenues (1)	$11,871	$6,975	$32,623	$17,944
Finance and rental revenues (2)	4,933	3,754	14,623	8,748
Gains on resolution of loans and other property interests	333	5,732	5,379	5,815
Other (3)	624	1,117	2,847	2,129
	$17,761	$17,578	$55,472	$34,636

(1)	Includes fees from each of our financial fund management, real estate and equipment finance operations and our share of the income or loss from limited and general partnership interests we own.

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

Results of Operations: Financial Fund Management

In financial fund management, we manage the following types of securities and loans:

•	trust preferred securities of banks, bank holding companies, insurance companies and REITs, which we refer to as our Trapeza operations;

•	asset-backed securities, or ABS, which we refer to as our Ischus operations;

•	syndicated loans which we refer to as our Apidos operations; and

•	private equity investments, which we refer to as Other Company Sponsored Partnerships.

Back to Index

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors and RCC (in millions):

	As of June 30, 2006					As of June 30, 2005
	Institutional and Individual Investors	RCC		Assets Held on Warehouse Facilities	Total by Type	Total by Type
Trapeza	$3,537	$	−	$279	$3,816	$2,643
Ischus	2,642		1,209	325	4,176	2,116
Apidos	389		605	171	1,165	189
Other company sponsored partnerships	58		−	-	58	−
	$6,626		$1,814	$775	$9,215	$4,948

We earn management and administration fees through the management of these assets as follows:

Assets managed on behalf of institutional and individual investors:

•	collateral management fees− these vary by CDO, ranging from an annual fee between 0.08% and 0.75% of the aggregate principal balance of the collateral securities owned by the CDO issuers; and

•	administration fees− these vary by limited partnership, ranging from between 0.75% and 2.00% of the partnership capital balance.

Assets managed on behalf of RCC:

•	base management fee - 1.50% annually of RCC’s equity, as defined under the management agreement with RCC; and

•	incentive management fee - 25% of RCC’s net income (as defined in the management agreement) in excess of the greater of a return of 8.00% or the 10-year Treasury rate plus 2.00%.

RCC

In March 2005, we formed RCC (NYSE: RSO), a REIT. RCC’s principal business activity is to purchase and manage a diversified portfolio of real estate−related securities and commercial finance assets. While we do not consolidate RCC in our consolidated financial statements, it is managed by us through our wholly-owned subsidiary, Resource Capital Manager, or RCM. The initial private offering of RCC generated gross proceeds of $230.0 million and net proceeds of $214.8 million to RCC, after deducting the initial purchaser's discount and placement fees and estimated offering expenses. In connection with the formation of RCC, we were granted 345,000 shares of restricted common stock as well as options to purchase 651,666 common shares at an exercise price of $15.00 per share. We have distributed 344,079 of these restricted shares and 649,500 of these options to employees of ours that provide services to RCC. Through June 30, 2006, we have earned approximately $763,000 of incentive management fees, partially paid with the issuance of 13,973 common shares of RCC and partially in cash totaling approximately $582,000.

In February 2006, RCC completed its initial public offering of 4,000,000 shares of common stock (including 1,879,200 shares sold by certain selling stockholders) at a price of $15.00 per share. The offering generated gross proceeds of $31.8 million and net proceeds of $27.3 million to RCC, after deducting the initial purchaser’s discount and placement fees and estimated offering expenses.

We derive revenues from RCC through its management agreement with RCM. In return for providing certain investment and advisory services, RCM is entitled to receive a base management fee and an incentive management fee. RCM also receives reimbursement for certain out-of-pocket expenses that relate to RCC’s activities. In addition, we have invested $28.5 million in RCC from which we expect to receive quarterly dividends.

Back to Index

At June 30, 2006, we managed a portfolio of almost $2.2 billion of diversified real estate related securities and commercial finance assets, including $812.8 million of agency ABS and $347.8 million of non-agency ABS, $605.1 million of syndicated loans, $292.5 million of mezzanine loans and B notes managed by Resource Real Estate (included in assets under management for real estate) and $78.0 million of equipment finance assets managed by LEAF (included in assets under management for equipment finance).

Trapeza

We have co-sponsored, structured and currently co-manage ten CDO issuers holding approximately $3.5 billion in trust preferred securities of banks, bank holding companies, insurance companies and REITs. At June 30, 2006, we managed $279.3 million in trust preferred securities that were held in a warehouse line of credit in connection with one CDO issuer not yet closed. We anticipate closing Trapeza CDO XI in October 2006.

We own a 50% interest in an entity that manages eight Trapeza CDO issuers in this series and a 33.33% interest in another entity that manages two Trapeza CDO issuers. We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers. We also have invested as a limited partner in each of these limited partnerships.

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

Ischus

We sponsored, structured and currently manage five CDO issuers for institutional and individual investors and RCC, holding approximately $3.0 billion in primarily real estate ABS including residential mortgage-backed securities, or RMBS, commercial mortgage-backed securities and credit default swaps. At June 30, 2006, we managed $325.2 million of ABS for two CDOs which we expect to close in the first quarter of fiscal 2007. In addition, Ischus managed approximately $812.8 million of agency RMBS on behalf of RCC at June 30, 2006.

We own a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as SFF. These partnerships own a portion of the equity interests of three Trapeza CDO issuers and Ischus CDO I. We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from these CDO operations through management and administration fees. We also receive distributions on amounts we invest in the limited partnerships. Management fees vary by CDO issuer, ranging from between 0.08% and 0.40% of the aggregate principal balance of the collateral securities owned by the CDO issuer of which a portion is subordinated to debt service payments on the CDOs. Our interest in distributions from the CDO issuer varies with the amount of our investment in a particular limited partnership and with the terms of our general partner interest.

Apidos

We sponsored, structured and currently manage three CDO issuers for institutional and individual investors and RCC which hold approximately $994.0 million in syndicated loans, of which $605.1 million of syndicated loans are managed on behalf of RCC for Apidos CDO I and Apidos CDO III. In addition, at June 30, 2006, we managed $170.6 million of syndicated loans for two CDOs which we expect to close in the fourth quarter of fiscal 2006 and first quarter of fiscal 2007.

Back to Index

We derive revenues from these CDO operations through base and incentive management fees of up to 0.75% of the aggregate principal balance of the collateral loans owned by the CDO issuer of which a portion is subordinated to debt service payments on the CDOs.

Other Company Sponsored Partnerships

We sponsored, structured and currently manage three affiliated partnerships for individual and institutional investors holding approximately $15.2 in investments in regional domestic banks. We derive revenues from these operations through an annual management fee, based on 2.0% of equity. We also have invested as the general partner of these partnerships and may receive a carried interest of up to 20% upon meeting specific investor return rates.

We have also sponsored, structured and currently manage another affiliated partnership organized as a hedge fund, holding approximately $17.2 million of residential mortgage-based securities, or RMBS, and $25.7 million of syndicated loans at June 30, 2006. We derive revenues from this partnership through base and incentive management fees. Base management fees are calculated annually at 2.0% of net assets. Incentive management fees are calculated annually at 20% of any cumulative annual net profits. We also have invested as a limited partner in this partnership.

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Fund management fees	$2,631	$1,035	$5,844	$2,862
RCC management fee and equity compensation	1,145	1,387	4,136	1,800
Limited and general partner interests	1,531	1,756	4,469	3,890
Earnings of SFF partnerships	571	596	1,662	1,647
Earnings on unconsolidated CDOs	177	28	270	140
Interest income on ABS	12	−	250	−
Interest income on loans	1,139	−	3,480	−
Other	170	26	518	569
	$7,376	$4,828	$20,629	$10,908

Costs and expenses:
General and administrative	$2,047	$2,202	$6,222	$5,328
Equity compensation expense − RCC restricted stock	364	349	1,069	405
Expenses (reimbursements) of SFF partnerships	(9)	21	4	119
	$2,402	$2,572	$7,295	$5,852

Any fees or reimbursement that we may receive will vary by each transaction and, accordingly, there may be significant variations in the revenue we record for our financial fund management segment from period to period.

Revenues - Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005

Revenues increased $2.5 million (53%) to $7.3 million for the three months ended June 30, 2006 from $4.8 million for the three months ended June 30, 2005. We attribute the increase to the following:

•	a $1.6 million increase in fund management fees, primarily from the following:

-
a $1.3 million increase in collateral management fees principally as a result of the completion of two new CDOs coupled with a full quarter of collateral management fees for five previously completed CDOs; and

-	a $340,000 increase in management fees as a result of four company-sponsored unconsolidated partnerships that commenced operations subsequent to March 2005.

Back to Index

•
a $242,000 decrease in RCC management fees and equity compensation, consisting of a $346,000 increase in management fees and a $588,000 decrease in equity compensation. This decrease in equity compensation was primarily the result of our quarterly remeasurement of unvested stock and options of RCC to reflect changes in fair value;

•	a $225,000 decrease in revenues from our limited and general partner interests, primarily from the following:

-	a $629,000 decrease in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value; offset by

-	a $404,000 increase from our limited and general partner share of the operating results of unconsolidated partnerships we have sponsored.

•	a $149,000 increase in our earnings on unconsolidated CDOs as a result of three new investments for the three months ended June 30, 2006; and

•
a $1.1 million increase in interest income on loans resulting from the consolidation of two Apidos CDO issuers in our financial statements while they accumulate assets through their warehouse facilities;

•	a $144,000 increase in other revenues

Costs and Expenses - Three Months Ended June 30, 2006 as Compared to the Three Months Ended  June 30, 2005

Costs and expenses of our financial fund management operations decreased $170,000 (7%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. We attribute the increase to the following:

•	a $155,000 decrease in general and administrative expenses, primarily resulting from:

-
a $1.6 million decrease as a result of an increase in reimbursed expenses from our Trapeza, Ischus and Apidos operations; the amount of reimbursed expenses is primarily dependent upon the terms of the transaction; principally offset by

-	a $1.2 million increase in wages and benefits as a result of the addition of personnel in response to our growing assets under management; and

-	a $153,000 increase in general and administration expenses due to a decrease in reimbursed RCC operating expenses.

Revenues - Nine Months Ended June 30, 2006 as Compared to the Nine Months Ended June 30, 2005

Revenues increased $9.7 million (89%) to $20.6 million for the nine months ended June 30, 2006 from $10.9 million for the nine months ended June 30, 2005. We attribute the increase to the following:

•	a $3.0 million increase in fund management fees primarily from the following:

-	a $2.7 increase in collateral management fees principally as a result of the completion of seven new CDOs coupled with a full nine months of fees for two previously completed CDOs; and

-	a $725,000 increase in management fees as a result of four company-sponsored unconsolidated partnerships that commenced operations subsequent to March 2005; partially offset by

-
a $335,000 one-time reimbursement fee paid in connection with the formation of Trapeza CDO VII during the nine months ended June 30, 2005. No such fee was earned during the nine months ended June 30, 2006;

•
a $2.3 million increase in RCC management fees and equity compensation, consisting of a $1.7 million increase in management fees and a $595,000 increase in equity compensation received on the formation of RCC;

•	a $579,000 increase in limited and general partner interests, primarily from the following:

Back to Index

-	a $946,000 increase in our share of the operating results of unconsolidated partnerships we have sponsored; offset in part by

-	a $367,000 decrease in net unrealized appreciation on the adjustment of the book value of our partnership securities and swap agreements to reflect current market value.

•	a $130,000 increase in our earnings on unconsolidated CDOs as a result of three new investments during the three months ended June 30, 2006;

•
a $250,000 increase in interest income on ABS resulting from the interest spread earned on assets accumulating with a third party through a warehouse facility based on the terms of a warehousing agreement; and

•
a $3.5 million increase in interest income on loans held for investment resulting from the consolidation of three Apidos CDO issuers in our financial statements while they accumulate assets through their warehouse facilities. In December 2005, assets relating to one CDO issuer were transferred to the issuer and all assets and liabilities were removed from our consolidated financial statements.

Costs and Expenses − Nine Months Ended June 30, 2006 as Compared to the Nine Months Ended June 30, 2005

Costs and expenses of our financial fund management operations increased $1.4 million (25%) for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. We attribute the increase to the following:

•	a $894,000 increase in general and administrative expenses, primarily from:

-	a $3.2 million increase in wages and benefits as a result of the addition of personnel in response to growth in our assets under management;

-	an $889,000 increase in other operating expenses, primarily related to the addition of personnel and an increase in the cost of financial software programs and publications;

These increases were partially offset by:

-	a $2.3 million increase in reimbursed expenses from our Trapeza, Ischus and Apidos operations;

-	a $668,000 decrease in professional fees as a result of the expiration of a consulting contract and a decrease in recruiting expenses; and

-	a $232,000 increase in reimbursed RCC expenses.

•
a $664,000 increase in equity compensation expense related to the 344,079 restricted shares of RCC and 649,500 stock options of RCC that were held by RCM which have been transferred to members of management; and

•	a $115,000 decrease in expenses of consolidated partnerships, primarily professional fees.

Results of Operations: Real Estate

In real estate, we manage three types of assets:

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio;

•	real estate investment limited partnerships and TIC property interests; and

•	commercial real estate mezzanine loans and B notes.

	As of June 30,
	2006	2005
Assets under management (in millions):
Legacy portfolio	$100	$307
Real estate investment limited partnerships and TIC property interests	314	175
Commercial real estate mezzanine loans and B notes	293	25
	$707	$507

Back to Index

During the three and nine months ended June 30, 2006, our real estate operations continued to be affected by three principal trends or events:

•	our selective resolution of the loans in our legacy portfolio through repayments, sales, refinancings and restructurings;

•
growth in our real estate business through the sponsorship of real estate investment partnerships, in which we are also a minority investor, and the sponsorship of TIC property interests which we acquire for sale to investors; and

•	our origination, financing and management of commercial real estate mezzanine loans and B notes on behalf of RCC.

The principal effect of these factors has been to reduce our legacy portfolio while increasing our interests in real property and, as a result of repayments, sales, refinancings and restructurings, also increasing our cash flow from loan resolutions.

We had sponsored five real estate investment limited partnerships and four TIC property interests as of June 30, 2006 as compared to four real estate investment limited partnerships and one TIC property interest as of June 30, 2005. In July 2006, we commenced an offering of a sixth real estate investment limited partnership.

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

As part of our strategic plan, we are continuing to resolve legacy portfolio through sales and loan resolutions. During the three months ended June 30, 2006, we resolved two loans realizing $2.6 million in cash proceeds. In addition, we sold one owned property and received net proceeds of $282,000, plus a $2.8 million note receivable. For the twelve months ended June 30, 2006, we resolved six loans, sold a portion of one other investment and sold two owned properties realizing $51.0 million in net proceeds, including $5.0 million in notes receivable ($4.8 million balance outstanding at June 30, 2006). As a result, the loans and real estate assets in our legacy loan portfolio, principally outstanding loan receivables, decreased from $306.8 million at June 30, 2005 to $100.5 million at June 30, 2006.

Any gains or losses on resolution of loans, FIN 46 assets and/or other real estate assets and the amount of fees that we may receive will vary by transaction and, accordingly, there may be significant variations in the revenues we record in our real estate segment from period to period.

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Fee income from investment partnerships, TIC property interests and RCC	$1,858	$1,351	$7,437	$2,370
FIN 46 revenues and rental property income	1,470	2,060	3,549	4,390
Property management fees	645	319	1,698	814
Interest, including accreted loan discount	312	448	826	1,325
Gains on resolutions of legacy portfolio	134	5,732	4,584	5,815
Net gain on sales of TIC property interests	199	−	795	−
Losses of equity investees	(118)	(641)	(529)	(176)
	$4,500	$9,269	$18,360	$14,538

Costs and expenses:
General and administrative	$2,483	$1,462	$6,110	$4,588
FIN 46 and rental property expenses	803	1,762	2,155	3,454
	$3,286	$3,224	$8,265	$8,042

Revenues - Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005

Revenues decreased $4.8 million (51%) for the three months ended June 30, 2006 as compared to the prior year period. We attribute the decrease to the following:

•
a $5.6 million decrease in gains on resolution principally as a result of a refinance and a foreclosure during the three months ended June 30, 2005. A partnership, in which we now own a 30% equity interest, refinanced its mortgage on April 27, 2005. We received net proceeds from the refinancing of $13.6 million which exceeded the recorded value of our then 50% interest and we recognized a $4.2 million a gain. In addition, we foreclosed on a loan that was classified as a FIN 46 asset on our balance sheet. In connection with the foreclosure, we acquired a note payable for $540,000 that was recorded as a FIN 46 liability in the amount of $1.6 million and as a result, we recognized a gain of $1.0 million;

•
a $590,000 decrease (29%) in FIN 46 and rental income revenues primarily related to our foreclosure on a hotel property in Savannah, Georgia. As a result of the foreclosure, we included five months of operating income in our results for the three months ended June 30, 2005 as compared to three months of operating income for the three months ended June 30, 2006; and

•	a $136,000 decrease (30%) in interest and accreted loan discount revenues resulting primarily from the cessation of accretion on one loan as of July 2005.

These decreases were partially offset by:

•
a $199,000 increase in net gains on sale of our real estate investment partnerships and TIC property interests made subsequent to June 30, 2005. We sold 30% of our interest in one TIC property and 29% of our interest in a second TIC property during the three months ended June 30, 2006;

•
a $507,000 increase (38%) in fee income related to the purchase and third party financing of properties through the sponsorship of real estate investment partnerships and TIC property interests, including $266,000 of management fees from RCC;

•	a $326,000 increase (102%) in management fees due to the additional properties acquired since June 30, 2005; and

•	a $523,000 increase (82%) reflecting the decrease in our equity share of operating losses of our unconsolidated real estate investments, due primarily to our real estate investment partnerships.

Back to Index

Costs and Expenses - Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005

Costs and expenses of our real estate operations were $3.3 million for the three months ended June 30, 2006, an increase of $62,000 (2%) as compared to the three months ended June 30, 2005. We attribute the increase to the following:

•
a $1.0 million increase (70%) in general and administrative expenses primarily due to increased wages and benefits as a result of the addition of personnel to manage our expanded real estate operations; offset by

•
a decrease of $959,000 (54%) in FIN 46 operating and rental expenses related to the hotel property in Savannah, Georgia on which we foreclosed. As a result of the foreclosure, we included five months of operating expense in our results for the three months ended June 30, 2005 as compared to three months of operating expense for the three months ended June 30, 2006.

Revenues - Nine Months Ended June 30, 2006 as Compared to the Nine Months Ended June 30, 2005

Revenues increased $3.8 million (26%) to $18.4 million for the nine months ended June 30, 2006 from $14.5 million in the nine months ended June 30, 2005. We attribute the increase to the following:

•	a $5.0 million increase (214%) in fee income related to the purchase and third-party financing of properties, including $762,000 of management fees from RCC;

•	a $884,000 increase (109%) in property management fees due to the additional properties acquired since June 30, 2005; and

•	a $795,000 increase in net gains on sales of TIC property interests made subsequent to June 30, 2005.

These increases were partially offset by:

•
a $1.2 million decrease in gains on resolution of loans, FIN 46 assets and ventures. During the nine months ended June 30, 2005, we foreclosed on a loan that was classified as a FIN 46 asset on our balance sheet. In connection with the foreclosure, we acquired a note payable for $540,000 that was recorded on our books as a FIN 46 liability in the amount of $1.6 million, and recognized a gain of $1.0 million; there was no such gain in the nine months ended June 30, 2006;

•
a $841,000 (19%) decrease in FIN 46 and rental income revenues primarily related to the hotel located in Savannah, Georgia on which we foreclosed. As a result of the foreclosure, we included 11 months of operating income in our results for the nine months ended June 30, 2005 as compared to nine months of operating income for the nine months ended June 30, 2006;

•	a $499,000 decrease (38%) in interest and accreted loan discount revenues resulting from the resolution of one loan in December 2004 and the cessation of accretion on one loan as of July 2005; and

•
an $353,000 increase (201%) in our equity share of operating losses of our unconsolidated real estate investments, due primarily to higher interest expense as a result of a refinance of the first mortgage of the hotel in Savannah, Georgia.

Back to Index

Costs and Expenses − Nine Months Ended June 30, 2006 as Compared to the Nine Months Ended June 30, 2005

Costs and expenses of our real estate operations were $8.3 million for the nine months ended June 30, 2006, an increase of $223,000 (4%) as compared to the nine months ended June 30, 2005. We attribute the increase to the following:

•	a $1.5 million increase (33%) in general and administrative expenses primarily due to increased wages and benefits corresponding to our expanded real estate operations; offset by

•
a decrease of $1.3 million (38%) in FIN 46 operating and rental expenses related to the hotel located in Savannah, Georgia on which we foreclosed on. As a result of the foreclosure, we included 11 months of operating expense ended June 30, 2005 as compared to nine months of operating expense for the nine months ended June 30, 2006.

Results of Operations: Equipment Finance

During the three and nine months ended June 30, 2006, the growth of our equipment finance operations continued as we increased our assets under management to $549.4 million as of June 30, 2006 as compared to $290.7 million as of June 30, 2005, an increase of $258.7 million (89%). During the three and nine months ended June 30, 2006, we originated $117.7 million and $315.7 million in new equipment financing as compared to $56.8 million and $178.5 million for the three and nine months ended June 30, 2005, an increase of $60.9 million (107%) and $137.2 million (77%), respectively. Our equipment finance origination growth was driven by the introduction of new equipment finance products, the expansion of our sales staff and our continued growth in new and existing vendor programs.

During the three and nine months ended June 30, 2006, we sold $96.8 million and $276.9 million in equipment financing assets to our investment partnerships, Merrill Lynch and RCC as compared to $41.5 million and $145.2 million for the three and nine months ended June 30, 2005, an increase of $55.3 million (133%) and an increase of $131.7 million (91%), respectively. The amount of equipment financings sold to those entities generally moves in proportion to origination volume.

In December 2004, Lease Equity Appreciation Fund II, or LEAF II, an equipment leasing partnership we sponsor, began a public offering of up to $60.0 million of limited partnership interests. As of June 30, 2006, LEAF II had raised $33.7 million.

The following table sets forth (in millions) information relating to assets managed on behalf of ourselves, our investment partnerships, Merrill Lynch and RCC:

	As of June 30,
	2006	2005
LEAF	$90,006	$54,899
LEAF I	82,611	92,314
LEAF II	93,289	5,899
Merrill Lynch	205,469	137,571
RCC	77,984	−
	$549,359	$290,683

As of June 30, 2006, our equipment financing assets had an average original finance value of $52,000 with an average lease term of 53 months.

Back to Index

The following table sets forth certain information related to the types of businesses in which our equipment finance assets are used and the concentration by type of equipment finance assets under management as of June 30, 2006, as a percentage of our total managed portfolio:

Customer’s business		Equipment under management
Services	48%	Medical	26%
Finance /insurance	15%	Computers	19%
Retail trade services	9%	Industrial	16%
Manufacturing services	8%	Asset based lendings	11%
Public administration	4%	Office equipment	5%
Wholesaler trade	3%	Garment care	4%
Construction	3%	Restaurant equipment	3%
Transportation/communication	3%	Software	3%
Agriculture	2%	Communication	3%
Other	5%	Other	10%
	100%		100%

The revenues from our equipment finance operations consist primarily of finance revenues from financings (leases and loans) owned by us before they are sold, asset acquisition fees which we earn when equipment finance assets are sold to one of the investment entities we manage and asset management fees which we earn over the life of the lease after a lease is sold. The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our equipment finance operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Finance revenues	$2,000	$1,246	$6,518	$3,033
Fund management fees	2,071	1,126	4,481	2,710
Acquisition fees	1,585	831	4,768	2,905
Other	229	278	716	542
	$5,885	$3,481	$16,483	$9,190

Costs and expenses	$3,911	$2,467	$10,382	$6,976

Revenues - Three and Nine Months Ended June 30, 2006 as Compared to the Three and Nine Months Ended June 30, 2005

Revenues increased $2.4 million (69%) and $7.3 million (79%) for the three and nine months ended June 30, 2006, respectively, as compared to the prior year period. We attribute these increases to the following:

•
a $754,000 (61%) and $3.5 million (115%) increase, respectively, in finance revenues due to the growth in lease originations and our decision to hold more equipment finance investments on our balance sheet.  We increased our lease originations by $60.9 million (107%) and $137.2 million (77%) to $117.7 million and $315.7 million, respectively;

•
a $945,000 (84%) and $1.8 million (65%) increase, respectively, in fund management fees resulting from the increase in assets under management ($549.4 million and $290.7 million as of June 30, 2006 and 2005, respectively); and

•	a $754,000 (91%) and $1.9 million (64%) increase, respectively, in asset acquisition fees resulting from the increase in leases sold.

Back to Index

Costs and Expenses - Three and Nine Months Ended June 30, 2006 as Compared to the Three and Nine Months Ended June 30, 2005

Costs and expenses increased $1.4 million (59%) and $3.4 million (49%) for the three and nine months ended June 30, 2006, respectively, compared to the prior year period primarily due to increased compensation and benefits costs of $1.1 million and $2.7 million, respectively. We increased the number of employees by 48 (64%) to 123 at June 30, 2006 from 75 at June 30, 2005 to support the expansion and growth of our operations.  To a lesser extent, we also incurred additional administrative expenses related to the relocation of our main office in November 2005.

Results of Operations: Other Costs and Expenses and Other Income (Expense)

General and administrative costs were $2.4 million and $8.0 million for the three and nine months ended June 30, 2006, respectively, an increase of $583,000 (32%) and $2.4 million (42%) as compared to $1.8 million and $5.6 million for the three and nine months ended June 30, 2005, respectively. Payroll and related benefit costs increased by $278,000 and $1.3 million for the three and nine months ended June 30, 2006, respectively, in conjunction with the growth in our asset management operations. For the three and nine months ended June 30, 2006, payroll expenses included stock-based compensation expense of $284,000 and $831,000, respectively. Accounting and consulting fees related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 increased by $164,000 and $591,000 for the three and nine months ended June 30, 2006, respectively.

Depreciation and amortization expense was $704,000 and $2.4 million for the three and nine months ended June 30, 2006, an increase of $36,000 (5%) and $953,000 (65%) as compared to $668,000 and $1.5 million for the three and nine months ended June 30, 2005, respectively. We increased our average investment in operating leases during the nine months ended June 30, 2006 by $1.8 million resulting in an increased equipment asset base upon which we recorded depreciation. In addition, we incurred increased depreciation expense of $435,000 for the nine months ended June 30, 2006 on leasehold improvements and furnishings for our expanding operations.

Interest expense was $1.9 million and $5.5 million for the three and nine months ended June 30, 2006, respectively, an increase of $1.2 million (189%) and $4.0 million (260%) as compared to $648,000 and $1.5 million for the three and nine months ended June 30, 2005, respectively. The utilization of secured warehouse credit facilities to purchase loans held for investment by our financial fund management business resulted in an increase in interest expense of $882,000 and $2.4 million for the three and nine months ended June 30, 2006, respectively. Additionally, increased draws on our equipment finance credit facilities to fund the growth of our equipment financing business in loan originations and entry into asset-backed lending along with higher interest rates on borrowings caused an increase in interest expense of $357,000 and $1.6 million for the three and nine months ended June 30, 2006, respectively.

For the three and nine months ended June 30, 2006, our operations reflected a $465,000 and $1.2 million charge to earnings, respectively, for minority interests. At June 30, 2006, we owned 15.01% and 36.11% limited partner interests in the SFF entities which invest in the equity of CDO issuers we have formed and a 50% interest in the manager and general partner of SFF. As the general partner, we control the operations of the SFF partnerships and, therefore, include them in our consolidated financial statements and reflect the ownership of the other partners as a minority interest. The three and nine months ended June 30, 2005 reflected minority interest charges of $415,000 and $1.2 million, respectively, for these entities. The fiscal 2005 periods included an additional quarter of expense upon the consolidation of those entities, which until then were reported on a quarter lag.

Back to Index

Other income, net, was $809,000 and $3.6 million for the three and nine months ended June 30, 2006, respectively, an increase of $499,000 (161%) and a decrease of $144,000 (4%) as compared to $310,000 and $3.8 million for the three and nine months ended June 30, 2005, respectively. The principal components of other income, net, are as follows:

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

•	in the first quarter of fiscal 2005, we received a $1.4 million settlement on a claim against one of our directors’ and officers’ liability insurance carriers;

•	during the nine months ended June 30, 2005, we recorded gains totaling $1.5 million from the sale of the remaining RAIT Investment Trust shares that we held; and

•	we recorded $687,000 and $2.0 million of dividends received from RCC for the three and nine months ended June 30, 2006, respectively. RCC was formed by us in March 2005.

Our effective tax rate resulted in a tax provision of 11% and 16% for the three and nine months ended June 30, 2006, respectively, as compared to a provision of 42% and 41% for the three and nine months ended June 30, 2005, respectively. The decrease in our effective tax rate for the quarter and nine months ended June 30, 2006 reflects the savings resulting from tax planning strategies that we have initiated in the current year offset, in part, by an increase in state taxes as a result of the increased profitability of our operating segments. In connection with the implementation of these tax planning strategies, the tax rate for the nine months ended June 30, 2006 reflects the reversal of a valuation allowance in connection with the utilization of state net operating loss carryfowards, or NOLs. In addition, for the three months ended June 30, 2006, we recorded a deferred tax asset of $1.0 million associated with approximately $15.5 million of local NOLs for which we had previously believed would not be realized prior to their statutory expiration date.  We established a valuation allowance of $221,000 against these local NOLs for the portion we believe is unlikely to be realized in future years.

Our effective tax rate, as adjusted to exclude the benefit from the change in the valuation allowance and recording the additional local deferred tax asset, would have been 42% for the nine months ended June 30, 2006. We expect our effective tax rate to be 42% for the remainder of fiscal 2006, resulting in an annual projected tax rate of 25%. Future tax rates could change if estimates of taxable income change or if there are changes in our recorded NOLs or their related valuation allowances.

Discontinued Operations

On June 30, 2005, we distributed our remaining 10.7 million shares of Atlas America to our stockholders. Accordingly, we no longer consolidate Atlas America in our financial statements and their results of operations have been reflected as discontinued. In addition, the operations of a FIN 46 entity and two real estate properties owned and held for sale have been reported as discontinued.  One property is held for sale at June 30, 2006.

Cumulative Effect of Change in Accounting Principle

Historically, we have presented our equity pickup in the Trapeza entities on a one-quarter lag as permitted under generally accepted accounting principles. Improvements in the timeliness and availability of financial data from the Trapeza entities have allowed us to report our earnings in these entities on a current basis going forward. As a result of this change, our equity in earnings of the Trapeza entities of $1.4 million, net of tax of $983,000 for the three months ended September 30, 2005 has been reflected as of October 1, 2005 in the consolidated statements of income as a cumulative change in accounting principle.

Back to Index

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

	Nine Months Ended
	June 30,
	2006	2005
Used in operating activities of continuing operations	$(57,157)	$(51,326)
(Used in) provided by investing activities of continuing operations	(318,473)	2,001
Provided by financing activities of continuing operations	333,470	29,386
Cash retained by entities previously consolidated	(3,825)	(29,192)
Provided by discontinued operations	39,855	22,915
Decrease in cash	$(6,130)	$(26,216)

We had $24.2 million in cash at June 30, 2006, a decrease of $6.2 million (20%) as compared to $30.4 million at September 30, 2005. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 4.7 to 1.0 for the nine months ended June 30, 2006 as compared to 14.3 to 1.0 for the nine months ended June 30, 2005. This reduction in our ratio of earnings to fixed charges primarily reflects the increase in interest expense in the nine months ended June 30, 2006. Our working capital deficit was $112.8 million as of June 30, 2006 as compared to a $15.4 million at September 30, 2005. The increase in our working capital deficit of $97.4 million primarily reflects an increase in our current liabilities as a result of the net increase in our secured warehouse financing (a current liability) which is used to finance the acquisition of syndicated bank loans (a non-current asset) for the unconsolidated CDO issuers that we manage. Our ratio of long-term debt (including current maturities) to equity was 139% and 79% at June 30, 2006 and September 30, 2005, respectively. The increase in our debt to equity ratio at June 30, 2006 is also reflective of the net increase in the borrowings under our secured warehouse credit facilities.

Cash Flows from Operating Activities. Net cash used in operating activities of continuing operations increased by $5.8 million to a $57.1 million use of cash for the nine months ended June 30, 2006 as compared to a $51.3 million use of cash for the nine months ended June 30, 2005, substantially as a result of the following:

•	an $18.3 million increase in investments in equipment finance; offset by

•	a $12.8 million increase in net income generated by our continuing operations, as adjusted for non-cash items such as depreciation;

Back to Index

Cash Flows from Investing Activities. Net cash used by the investing activities of our continuing operations increased by $316.5 million for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005, primarily reflecting the purchase of $317.6 million of loans held for investment.

Cash Flows from Financing Activities. Net cash provided by the financing activities of our continuing operations increased by $293.7 million for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. This increase in our cash flows principally reflects the following:

•
an increase in our borrowings, net of repayments, of $326.4 million which principally involved $291.3 million borrowed during the nine months ended June 30, 2006 to fund the purchase of loans held for investment by our financial fund management segment as well as $19.1 million of additional net borrowings to fund our increased investments in our equipment finance operations and $12.5 million in proceeds from the first mortgage we secured on a hotel property in Savannah, Georgia. This increase was offset partially by;

•	$13.5 million increase in repurchases of our common stock during the nine months ended June 30, 2006 as part of our Board-approved stock repurchase program; and

•
a decrease of $4.6 million in proceeds from the issuance of common stock as a result of the exercise of employee stock options, principally by the employees of Atlas America as a result of the spin-off in June 2005.

Cash Retained by Entities Previously Consolidated. Atlas America retained $29.2 million of cash as part of the planned spin-off of that segment to our shareholders in June 2005. Additionally, as of December 31, 2005, we no longer consolidated with two affiliated partnerships in our financial fund management segment that invest in regional banks due to a change in the rights of the limited partners to remove us as the general partner. Accordingly, the September 30, 2005 cash balances of these entities are not reflected in our consolidated statements of cash flows for the nine months ended June 30, 2006.

Cash Flows from Discontinued Operations. Net cash provided by discontinued operations increased by $16.9 million for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. We received $39.9 million principally from the sale of three FIN 46 assets during the nine months ended June 30, 2006, an increase of $34.9 million as compared to the $5.0 million of proceeds for the nine months ended June 30, 2005. This increase was offset, in part, by the $17.9 million of cash flows generated from the operations of Atlas America.

Back to Index

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at June 30, 2006 (in thousands):

		Payments Due By Period
Contractual obligations:	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt (1)	$16,468	$714	$1,734	$1,520	$12,500
Secured credit facilities (1)	245,271	245,271	−	-	-
Capital lease obligations (1)	144	31	71	42	−
Operating lease obligations	6,965	1,799	2,335	862	1,969
Purchase obligations	-	-	-	-	-
Other long-term liabilities	772	281	491	-	-
Total contractual obligations	$269,620	$248,096	$4,631	$2,424	$14,469

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2006 as follows: less than 1 year: $10.1 million; 1-3 years: $2.1 million; 4-5 years: $1.8 million; and after 5 years: $152,000.

Back to Index

In March 2006, we entered into two warehouse and master participation agreements with affiliates of JP Morgan and Morgan Stanley. The agreements provide for guarantees by us on the first $10.0 million of losses on each portfolio of syndicated bank loans. These guarantees are secured by cash deposits, of which $5.0 million remains in escrow at June 30, 2006 and is reflected as restricted cash on the consolidated balance sheet. The guarantees expire upon the closing of each respective CDO transaction which are expected to be completed by September 30, 2006 and March 2007, respectively.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 - 3 Years		4 - 5 Years	After 5 Years
Guarantees	$23,571	$23,571	$	−	$-	$-
Standby replacement commitments	1,148	1,148		−	-	-
Other commercial commitments (1)	371,732	3,061		125,217	6,170	237,284
Total commercial commitments	$396,451	$27,780		$125,217	$6,170	$237,284

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

As of June 30, 2006, we have determined it to be not probable that any payments will be required under either indemnification and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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

Back to Index

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of Statement of Financial Accounting Standards (“SFAS”) 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment to SFAS 140.”  SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at fair value. Under SFAS 156, an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year beginning after September 15, 2006.  We do not currently expect that the adoption of SFAS 156 will have a material impact on our financial position or results of operations.

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

During the three months ended June 30, 2006, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the three months ended June 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2006	−	$	−	−	$36,470,018
May 1 to May 31, 2006	104,676		$18.68	104,676	$34,514,571
June 1 to June 30, 2006	172,738		$18.25	172,738	$31,362,327
Total	277,414			277,414

(1)
On September 21, 2004, the Board of Directors approved a share repurchase program under which we may repurchase our common stock up to an aggregate purchase price of $50.0 million. These purchases may be made at any time in the open market or through privately-negotiated transactions.

(2)
Through June 30, 2006, we have repurchased an aggregate of 1,042,560 shares at a total cost of approximately $18,638,000 pursuant to our stock repurchase program, at an average cost of $17.88 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on April 19, 2006, our stockholders re-elected three directors, Messrs. Jonathan Z. Cohen, Kenneth A. Kind and John S. White, to serve three-year terms expiring at the annual meeting of stockholders in 2009. The voting results were 14,551,713 shares for and 1,943,563 shares withheld for Mr. J. Cohen, 15,861,758 shares for and 633,518 shares withheld for Mr. Kind, and 15,780,627 shares for and 714,649 shares withheld for Mr. White. Messrs. Edward E. Cohen, Michael J. Bradley, Carlos C. Campbell and Andrew M. Lubin continue to serve their terms as directors of the Company.

Back to Index

ITEM 6. EXHIBITS

    Exhibit No.             Description
3.1	Restated Certificate of Incorporation of Resource America.(1)
3.2	Amended and Restated Bylaws of Resource America.(1)
10.7(p)
Sixteenth Amendment, dated June 28, 2006, to Revolving Credit Agreement and Assignment dated June 11, 2002, between LEAF Financial Corporation and National City Bank, and related guaranty of Resource America, Inc.

10.14	Form of Stock Award Agreement(2)
18.1	Grant Thornton LLP Preferability Letter, dated August 4, 2006
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Report on Form 8-K filed on February 15, 2006 and by this reference incorporated herein.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: August 7, 2006	By: /s/ Steven J. Kessler
STEVEN J. KESSLER
Executive Vice President and Chief Financial Officer

Date: August 7, 2006	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index