Form 10-K/A
period 2005-09-30
RESOURCE AMERICA LLC
filed 2006-10-11
CIK 83402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


                               (Amendment No. 2)


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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     [None]

                       EXPLANATORY NOTE - AMENDMENT NO. 2

Resource America, Inc. is filing Amendment No. 2 ("Amendment No. 2") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2005, originally filed with the Securities and Exchange Commission on December 14, 2005, as amended on March 27, 2006 (the "Original Filing"), for the purpose of amending the Auditors Reports included in the audited financial statements filed as financial schedules as part of Item 15 which inadvertently were not signed.

Except as described above, this Form 10-K/A does not amend, update or change the financials statements or any other items or disclosures made in the Original Filing.

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




/s/ Ernst & Young LLP


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




/s/ Ernst & Young LLP



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

                 23.1       Consent of Grant Thornton LLP (6)

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

(6) Filed previously as an exhibit to our Annual Report on Form 10-K filed December 14, 2005 and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   RESOURCE AMERICA, INC. (Registrant)
     October 11, 2006              By:  /s/ Jonathan Z. Cohen
                                        -------------------------------------
                                        Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Edward E. Cohen          Chairman of the Board             October 11, 2006
-------------------------
EDWARD E. COHEN

/s/ Jonathan Z. Cohen        Director, President               October 11, 2006
-------------------------    and Chief Executive Officer
JONATHAN Z. COHEN

/s/ Carlos C. Campbell       Director                          October 11, 2006
-------------------------
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin          Director                          October 11, 2006
-------------------------
ANDREW M. LUBIN

/s/ Michael J. Bradley       Director                          October 11, 2006
-------------------------
MICHAEL J. BRADLEY

/s/ Kenneth A. Kind          Director                          October 11, 2006
-------------------------
KENNETH A. KIND

/s/ John S. White            Director                          October 11, 2006
-------------------------
JOHN S. WHITE

/s/ Steven J. Kessler        Executive Vice President          October 11, 2006
-------------------------    and Chief Financial Officer
STEVEN J. KESSLER