Form 10-K
period 2006-09-30
RESOURCE AMERICA INC
filed 2006-12-14
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-4408

RESOURCE AMERICA, INC.
(Exact name of registrant as specified in its charter)
Delaware____________ (State or other jurisdiction of incorporation or organization)	72-0654145 (I.R.S. Employer Identification No.)
One Crescent Drive, Suite 203 Navy Yard Corporate Center Philadelphia, PA______ (Address of principal executive offices)	________19112 (Zip Code)
Registrant’s telephone number, including area code: 215-546-5005
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $.01 per share
                                         Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2006) was approximately $207,494,000.

The number of outstanding shares of the registrant’s common stock on December 1, 2006 was 17,292,049 shares.

DOCUMENTS INCORPORATED BY REFERENCE
[None]

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

		Page
PART I
Item 1:	Business	3 − 10
Item 1A:	Risk Factors	10 − 15
Item 1B:	Unresolved Staff Comments	15
Item 2:	Properties	16
Item 3:	Legal Proceedings	16
Item 4:	Submission of Matters to a Vote of Security Holders	16

PART II
Item 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17 − 18
Item 6:	Selected Financial Data	19
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 − 46
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8:	Financial Statements and Supplementary Data	48 − 93
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94
Item 9A:	Controls and Procedures	94 − 95
Item 9B:	Other Information	96

PART III
Item 10:	Directors and Executive Officers of the Registrant	97 − 99
Item 11:	Executive Compensation	100 − 103
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	104 − 105
Item 13:	Certain Relationships and Related Transactions	106 − 107
Item 14:	Principal Accounting Fees and Services	108

PART IV
Item 15:	Exhibits, Financial Statement Schedules	109 − 110

SIGNATURES		111

PART I

ITEM 1. BUSINESS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT OUR FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. IN REAL ESTATE, THESE RISKS INCLUDE RISKS OF THE MARKETABILITY OF REAL ESTATE PROGRAMS, LOAN DEFAULTS, THE ADEQUACY OF OUR PROVISION FOR LOSSES AND THE ILLIQUIDITY OF OUR LOAN PORTFOLIO. IN OUR COMMERCIAL FINANCE AND FINANCIAL FUND MANAGEMENT BUSINESSES, THESE RISKS INCLUDE THE EFFECTS OF FLUCTUATIONS IN INTEREST RATES AND THE MARKETABILITY OF COMMERCIAL FINANCE AND COLLATERALIZED DEBT OBLIGATION PROGRAMS. FOR A MORE COMPLETE DISCUSSION OF THE RISKS AND UNCERTAINTIES TO WHICH WE ARE SUBJECT, SEE ITEM 1A “RISK FACTORS.”

General

We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for our own account and for outside investors in the financial fund management, real estate and commercial finance sectors. As a specialized asset manager, we develop investment funds in each sector in which outside investors invest along with us and for which we provide asset management services. As of September 30, 2006, we managed $12.1 billion of assets.

We limit our fund development and asset management services to asset classes in which we have specific expertise. We believe this strategy enhances the return on investment we can achieve for ourselves and for the investors in our funds. In our financial fund management operations, the asset classes on which we concentrate are asset-backed securities, known as ABS (principally residential and commercial mortgage-backed securities), structured finance securities, bank loans and the trust preferred securities of banks, bank holding companies, insurance companies and other financial companies. We describe these assets more particularly in “— Financial Fund Management,” below. In our real estate operations, we concentrate on investments in multi-family and commercial real estate and real estate mortgage loans including whole loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, and mezzanine loans. We discuss these assets more particularly in “— Real Estate,” below. In our commercial finance operations, we focus on originating small and middle-ticket equipment leases and commercial notes receivable through strategic marketing alliances and other program relationships with equipment vendors, commercial banks and other financial institutions. The financed equipment includes a wide array of business-essential equipment, including technology, commercial and industrial equipment and medical equipment. We describe these assets more particularly in “−Commercial Finance.”

We have recently undertaken several new initiatives to expand the scope of our asset management operations, including private investment funds that make private equity investments in regional banks, a hedge fund focused on credit products and, through Resource Europe, Inc., the origination and management of international debt assets.

       As of September 30, 2006 and 2005, we managed $12.1 billion and $7.1 billion of assets, respectively, for our own account, for the accounts of institutional and individual investors, for the account of Resource Capital Corp., or RCC, and the held in warehouse facilities in the following asset classes (in millions):

	As of September 30, 2006						As of September 30, 2005
	Company		Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total	Total
Asset-backed securities (1)	$	−	$2,675	$1,160	$568	$4,403	$2,821
Trust preferred securities (1)		−	3,538	−	668	4,206	2,879
Bank loans (1)		3	593	615	624	1,835	413
Real properties (2)		−	345	−	−	345	202
Mortgage and other real estate-related loans (2)		99	−	440	−	539	417
Commercial finance assets (3)		109	412	92	−	613	340
Private equity and hedge fund assets (1)		−	58	−	−	58	−
Resource Europe (1)		66	−	−	25	91	2
		$277	$7,621	$2,307	$1,885	$12,090	$7,074

(1)  We value these assets at their amortized cost.
(2)  We value our managed real estate assets as the sum of: the amortized cost of our commercial real estate loans; the book value of real estate and other assets held by our real estate investment partnerships and tenant-in-common, or TIC, property interests; the amount of our outstanding legacy loan portfolio; and the book value of our interests in real estate.
(3)  We value our commercial finance assets as the sum of the book value of the equipment and notes financed by us.

Included in these assets at September 30, 2006 are $8.3 billion of assets held through the 20 collateralized debt obligation, or CDO, Issuers we have sponsored, including $1.4 billion in four CDOs sponsored for RCC, and $1.9 billion held in warehouse facilities for CDOs which had not closed as of September 30, 2006 for which we have been engaged as the collateral manager.

We attract investment funds through the sponsorship of investment vehicles, including CDO issuers, public and private investment partnerships, TIC programs and a real estate investment trust, or REIT. We arrange for the funding of these vehicles through short, medium and longer-term bank financing, CDO issuances and equity investments. We believe that we have developed a unique combination of origination channels to provide such funding, including a network of international investment banks for our CDOs, international and national banks and investment banks both for our short, medium and longer-term debt financing and for equity financing of RCC, and a national network of independent broker-dealers for our investment partnerships and TIC programs.

Our assets under management are primarily managed through the investment vehicles we sponsor. As set forth in the table below, the number of investment vehicles we have sponsored grew significantly in 2006:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of September 30, 2006 (1)
Financial fund management	19	11	−	−
Real estate	1	5	4	−
Commercial finance	−	2	−	1
Resource Europe	−	−	−	−
	20	18	4	1
As of September 30, 2005 (1)
Financial fund management	11	9	−	−
Real estate	−	4	1	−
Commercial finance	−	2	−	2
	11	15	1	2

(1)	All of our operating segments, except for Resource Europe, manage assets on behalf of RCC.

Financial Fund Management

General. We focus our financial fund management operations on the sponsorship and management of CDO issuers and the management of RCC. We conduct our financial fund management operations through three principal subsidiaries:

•	Apidos Capital Management, LLC, or Apidos, which invests in, finances, structures and manages investments in bank loans.

•
Ischus Capital Management, LLC, or Ischus, which invests in, finances, structures and manages investments in asset-backed securities or ABS, including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS.

•
Trapeza Capital Management, LLC, or Trapeza, a joint venture between us and an unrelated third party, which originates, structures, finances and manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies.

CDOs. In general, CDOs are issued by special purpose entities, which we refer to as CDO issuers, that hold portfolios of debt obligations. A CDO issuer typically issues two or more series of CDOs of different seniority, as well as equity (sometimes referred to as “preference shares”) to fund the purchase of a portfolio of assets. The series of CDOs are typically rated based on portfolio quality, diversification and, among the series of CDOs being issued, structural subordination. The equity issued by the CDO issuer is the “first loss” piece of the CDO issuer’s capital structure, but is also generally entitled to all residual amounts available for payment after the CDO issuer’s obligations to the holders of the CDOs have been satisfied.

      We have focused on the sponsorship of CDO issuers whose CDOs are backed by assets purchased through Ischus, Apidos and Trapeza and the management of their assets. We acquire assets for our CDO issuers principally in transactions with the issuers of those assets, and are responsible for the evaluation of assets proposed for inclusion in the CDO issuer’s portfolio. We analyze the creditworthiness of the issuers of the portfolio assets, the assets themselves and the asset servicers through a credit committee made up of individuals with expertise in the targeted asset class. CDOs must be rated by one or more rating agencies in order for them to be eligible for many of the institutional investors to whom they are marketed; accordingly, we apply rating agency standards when evaluating assets for inclusion in a CDO issuer’s portfolio.

We fund the initial acquisition of a CDO issuer’s portfolio assets through a secured warehouse credit facility prior to the closing of a CDO issuer’s offering. At closing, the warehouse facility is refinanced through the issuance of CDOs.

We derive revenues from our CDO operations through management and administration fees. We also receive distributions on amounts we invest directly in CDO issuers or in limited partnerships we form that purchase equity in our CDO issuers. Management fees vary by CDO issuer but, excluding CDOs managed on behalf of RCC, have ranged from an annual fee of between 0.25% and 0.60% of the par value of the CDO issuer’s portfolio assets. For the Trapeza CDOs we manage, we share these fees with our co-sponsors. For CDOs managed on behalf of RCC, we receive fees directly from RCC pursuant to our management agreement in lieu of asset management fees from the CDO issuers. We describe the management fees we receive from RCC in “− Resource Capital Corp” below. CDO issuer fees are payable monthly, quarterly or semi-annually, as long as we continue to manage portfolio assets on behalf of the CDO issuers. Our interest in distributions from the CDO issuers varies with the amount of our equity interest. In four partnerships in which we have invested that held equity interests in CDO issuers, we have incentive distribution interests.

As of September 30, 2006, our financial fund management operations had sponsored or co-sponsored, structured and managed or co-managed 19 CDO issuers holding approximately $7.9 billion in assets as set forth in the following table:

Sponsor/Manager	Asset Class	Number of CDOs	Assets Under Management
			(in billions)
Ischus (1) (2)	RMBS/CMBS/ABS	5	$3.1
Apidos (3)	Bank Loans	4	1.3
Trapeza (1)(4)	Trust Preferred Securities	10	3.5
		19	$7.9

(1)	We also own a 50% interest in the general partners of the limited partnerships that own a portion of the equity interests in each of seven Trapeza CDO issuers and one Ischus CDO issuer.

(2)	RCC holds 100% of the equity interests in one of these CDOs with assets of $396.4 million.

(3)	RCC holds 100% of the equity interests in two of these CDOs with assets of $614.9 million.

(4)	Through Trapeza, we own a 50% interest in an entity that manages eight of the Trapeza CDO issuers and a 33.33% interest in an entity that manages two of the Trapeza CDO issuers.

Real Estate

General. Our real estate operations involve:

•	the sponsorship and management of real estate investment partnerships and TIC programs;

•
the management, solely for RCC, of general investments in commercial real estate debt. These investments may include first mortgage debt, whole loans, mortgage participations, subordinate notes, mezzanine debt and related commercial real estate securities; and

•	to a lesser extent, the management and resolution of a legacy portfolio of real estate loans and property interests that we acquired at various times between 1991 and 1999.

Real Estate Investment Partnerships and TIC Programs. Since 2003, we have sponsored five real estate investment partnerships and four TIC programs in which investors acquire undivided fractional interests in real properties through a tenant-in-common structure. The partnerships and TIC programs have raised a total of $67.8 million and $57.6 million, respectively. These partnerships and TIC programs have acquired interests in 17 multi-family apartment complexes comprising of 5,754 units. The aggregate investment in the properties by these programs, including debt financing, is $204.8 million. The combined acquisition cost of the real estate controlled by all programs is $344.8 million, including interests owned by third parties. We receive acquisition, debt placement, and bridge equity fees from the partnerships and TIC programs in their acquisition stage. These fees, in the aggregate, have ranged from 1.75% to 2% of the acquisition costs of the properties or the debt financing, in the case of debt placement fees. In their operational state, we receive property management fees of 5% of gross revenues and partnership or program management fees of 1% on our partnership and TIC interests. We typically subcontract our property management obligations to third party property managers, who are paid 3% to 4% of gross revenues.

Resource Capital Corp. As of September 30, 2006, we managed approximately $439.7 million of commercial real estate loan assets on behalf of RCC, including $339.8 million of these assets in a CDO we sponsored in which RCC holds the equity interests.

Legacy Portfolio of Loan and Property Interests. In addition to our real estate investment partnerships, TIC programs and commercial loan portfolio, we have a legacy portfolio of real estate loans and property interests. Between fiscal 1991 and 1999, our real estate operations focused on the purchase of commercial real estate loans at discounts to their outstanding loan balances and the appraised value of their underlying properties. As a result of our ownership, management and resolution of some of these loans, we have acquired direct and indirect property interests. Since fiscal 1999, we have focused on managing and resolving our existing portfolio. However, we may sell, purchase or originate portfolio loans or real property investments in the future as part of our management process or as opportunities arise. During fiscal 2006, we reduced the number of loans in this portfolio from twelve to nine through the repayment of seven loans offset by the addition of four loans in conjunction with the resolution of an existing loan, two ventures and one owned asset. We have retained an interest in one of the properties underlying the restructured loans.

In applying Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities,” or FIN 46 and its revisions, FIN 46-R, we consolidate certain variable interest entities, or VIEs, as to which it has been determined that we are the primary beneficiary. The assets, liabilities, revenues and costs and expenses of the VIEs that are included in our consolidated financial statements are not ours. The liabilities of the VIEs will be satisfied from the cash flows of the respective VIE’s consolidated assets, not from our assets, since we have no legal obligation to satisfy those liabilities. The following table sets forth information about the loans we hold in our legacy portfolio in addition to FIN 46-R loans included in our financial statements (in thousands, except number of loans):
	Number of Loans	Outstanding Loans Receivable (1)	Appraised Value of Property Loan (2)	Third Party Liens (3)	Carried Cost of Investment (4)	Net Interest in Outstanding Loans Receivable (6)
September 30, 2006
Portfolio loans	7	$66,881	$136,450	$25,546	$28,739	$41,335
Loans held as FIN 46-R entities’ assets	2	$9,237	$4,750	$1,412	$1,980(5)	$7,825
September 30, 2005
Portfolio loans	5	$62,384	$59,690	$15,452	$25,923	$46,932
Loans held as FIN 46-R entities’ assets	7	$231,543	$138,625	$84,612	$38,193(5)	$146,931

(1)	Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest.

(2)	We generally obtain appraisals on each of the properties underlying our portfolio loans at least once every three years.

(3)	Represents the amount of the senior lien interests.

(4)
Represents the book cost of our investment, including subsequent advances, after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of, the loan, but excludes an allowance for possible losses of $770,000 at September 30, 2006 and 2005, respectively.

(5)
For loans held as FIN 46 entities’ assets, the carried cost represents our investment adjusted to reflect the requirements of FIN 46-R of which $29.7 million was classified as held for sale on the balance sheet at September 30, 2005 (none at September 30, 2006).

(6)   Consists of the amounts set forth in the column "Outstanding Loans Receivable" less amounts in the column “Third Party Liens.”

Resource Capital Corp.

RCC is a publicly-traded (NYSE:RSO) REIT that we sponsored in fiscal 2005. RCC invests in a diversified portfolio of B notes, CMBS and other real estate-related loans and commercial finance assets. We manage RCC through Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary. At September 30, 2006, we managed approximately $2.3 billion of assets on behalf of RCC. See “ — General.”

At September 30, 2006, we owned 1.9 million shares of RCC common stock, or about 10.7% of RCC’s outstanding common stock and held options to acquire 2,166 shares (at an average price per share of $15.00) and warrants to acquire an additional 100,088 shares (at $15.00 per share) of RCC common stock.

In addition to dividends we receive on our RCC common stock, we derive revenues from RCC through its management agreement with RCM. Under this agreement, RCM receives a base management fee, incentive compensation and a reimbursement for out-of-pocket expenses. The base management fee is 1/12th of 1.50% of RCC’s equity per month. The management agreement defines “equity” as, essentially, shareholder’s equity, subject to adjustment for non-cash equity compensation expense and non-recurring changes to which the parties agree. The incentive compensation is 25% of the amount by which RCC’s quarterly net income exceeds an amount equal to the weighted average issuance price of RCC’s common shares, multiplied by the greater of 2% or 0.50% plus one-fourth of the ten-year treasury rate. RCM receives at least 25% of its incentive compensation in additional shares of RCC common stock and has the option to receive more of its incentive compensation in stock under the management agreement.

       Furthermore, we receive an acquisition fee of 1% of the carrying value of the commercial finance assets we sold to RCC.

In fiscal 2006, the management and acquisition fees we received from RCC were $8.2 million, or 10% of our consolidated revenues. These fees have been reported as revenues by each of our operating segments, except for Resource Europe.

Commercial Finance

We focus our commercial finance operations on equipment leases and asset-based loans to small and mid-sized companies. Our equipment lease financing is generally for “business-essential” equipment including technology, commercial, industrial and medical equipment, with a primary financed transaction size of under $2.0 million and an average size of between $50,000 to $100,000. Our asset-backed non-commercial financing is used by borrowers to acquire professional practices, such as dental or veterinary practice and business franchises. We also provide loans to other commercial finance companies secured by pledged financial assets. Our asset-based loans generally range from between $5 million to $15 million.

During fiscal 2006, we originated $423.6 million in commercial finance assets (based on book value). As of September 30, 2006, we managed a commercial finance portfolio totaling $613.0 million, including $92.0 million on behalf of RCC, $402.0 million on behalf of two public limited partnerships we sponsored, $109.0 million for our own account and $10.0 million pursuant to an arrangement with a subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated, or ML, pursuant to which we originate, service and manage equipment leases with tax-exempt entities. Before September 28, 2006, we also had an arrangement with ML to originate, service and manage equipment leases and commercial finance notes with small and mid-size businesses, which was terminated by the sale of that portfolio to one of our public investment partnerships.

We receive acquisition and management fees from RCC, from our investment partnerships and from ML. As of September 30, 2006, acquisition fees ranging from 1% to 2% of the cost of the equipment or the amount financed while annual servicing and management fees ranged from 1% to 1.8% of the book value of the assets and the equity managed, respectively.

New Initiatives

In fiscal 2006, we undertook several new initiatives to expand the scope of our asset management operations, as follows:

•
Public Equity. We sponsored three investment partnerships for institutional and individual investors focused on private equity investments in domestic regional banks. At September 30, 2006, we managed $20.5 million in assets on behalf of these investment partnerships.

•
Hedge Fund. We sponsored one partnership for institutional and individual investors that was structured as a hedge fund. The fund focuses on credit products. At September 30, 2006, we managed $37.1 million in ABS and syndicated bank loans on behalf of this fund.

•
Resource Europe. We formed Resource Europe, Inc. in fiscal 2006 to focus on investments in international, principally European, bank loans. As of September 30, 2006, we managed $66.4 million in bank loan assets held on a warehouse line of credit. We expect to acquire additional bank loan assets on the warehouse line and to obtain term financing for these acquisitions through a CDO issuance in the second quarter of fiscal 2007.

Resource Europe

         In April 2006, we commenced our European leveraged loan operations, Resource Europe, based in London, England. Operating results for fiscal 2006 reflected approximately $1.0 million of costs, mostly wages and rent. Resource Europe is in the process of completing its first CDO which it expects to close in the second quarter of fiscal 2007.

Credit Facilities

Through our subsidiaries, we have access to three separate credit facilities, which we describe in this section. We also have arranged three credit facilities for three of our CDO issuers relating to their accumulation of assets, for which we are a guarantor. The aggregate amount of losses guaranteed under these facilities, which we describe in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commercial Commitments” was $29.0 million at September 30, 2006.

On July 31, 2006, LEAF entered into a $150.0 million revolving warehouse facility with a group of banks led by National City Bank. Outstanding borrowings bear interest at one of two rates: (i) London Inter-Bank Offered Rates, or LIBOR, plus 150 basis points or (ii) the prime rate. As of September 30, 2006, the balance outstanding was $86.4 million at an interest rate of 6.9%. The underlying equipment being leased or financed collateralized the borrowings under this facility. The Company has guaranteed this facility up to a maximum of $75.0 million.

We have a $14.0 million revolving line of credit with Sovereign Bank based on pledged real estate collateral and 700,000 shares of RCC stock expiring in July 2009. Outstanding borrowings bear interest at one of two rates, elected at our option: (i) LIBOR plus 200 basis points or (ii) the prime rate. Availability under the facility is limited based on the value of assets pledged as security. As of September 30, 2006, there were no outstanding borrowings and $11.4 million was available under this line.

We also have a $25.0 million revolving line of credit with Commerce Bank expiring in August 2009 secured by collateral of 358,290 shares of TBBK stock and 1.2 million shares of RCC stock. Outstanding borrowings bear interest at one of two rates, elected at our option: (i) LIBOR plus 2.25% or (ii) the prime rate plus 1%. Credit availability is based on the value of assets pledged as security. As of September 30, 2006, there were no outstanding borrowings and $22.1 million was available under this line.

Asset Sourcing

We originate assets, other than commercial finance investments, commercial real estate whole loans and trust preferred securities, through a variety of financial industry sources including investment banks, brokerage firms, commercial banks and loan originators, including Banc Investment Group, LLC, Barclays Capital Inc, Bear, Stearns International Limited, Citibank N.A., Credit Suisse Securities (USA) LLC, FIG Partners, LLC, Friedman, Billings, Ramsey & Co., Inc., Howe Barnes Investments, Inc., Keefe, Bruyette & Woods, Inc., Lehman Brothers Inc., Morgan Keegan & Co., Inc., Morgan Stanley & Co. Incorporated, RBS Greenwich Capital, Stifel, Nicolaus & Company, Incorporated, and UBS Securities LLC. We base our origination capability on relationships our asset management professionals have developed with these sources over their professional careers, as well as upon our current presence in the market place as sponsor, originator, holder or acquirer of assets for investment entities and for our own account.

LEAF Financial is responsible for sourcing our commercial finance investments. LEAF Financial’s strategy for originating commercial finance assets involves marketing to direct sales organizations which offer LEAF Financial’s financing as part of their marketing package. By developing and maintaining programs with these organizations, LEAF Financial is able to use their sales force, and its outside distributors, dealers and resellers, to market its commercial finance products and services to the highly dispersed population of small- to middle-sized businesses, which is LEAF Financial’s targeted demographic.

In May 2006, we hired a team of two commercial real estate lending professionals to originate commercial real estate whole loans directly from borrowers. This team, which previously headed a commercial lending office for a large investment bank, uses the contacts they have developed in the commercial finance industry to obtain borrower referrals.

Our ability to source trust preferred investment opportunities comes from the relationships we have developed with the regional broker-dealer community that services smaller financial services companies. We also expect to source investments directly through our own relationships in the commercial banking sector.

Employees

As of September 30, 2006, we employed 224 full-time workers, an increase of 70, or 45%, from 154 employees at September 30, 2005. The following table summarizes our employees by operating segment:

	Total	Financial Fund Management	Real Estate	Commercial Finance	Resource Europe	Corporate/ Other
September 30, 2006
Investment professionals	76	24	22	24	5	1
Other	148	18	9	93	−	28
Total	224	42	31	117	5	29

September 30, 2005
Investment professionals	51	19	15	16	−	1
Other	103	11	7	65	−	20
Total	154	30	22	81	−	21

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

    Our business as a specialized asset manager depends upon our ability to sponsor, and raise capital, through investment funds and to generate management fees by managing those funds and the assets they hold. If we are unable to raise capital through these funds, our ability to increase our managed assets, and thus our revenues from management fees, will be materially impaired. Our ability to raise capital through these funds will depend upon numerous factors, including

•	the performance of our existing funds;

•	market acceptance of the types of funds we sponsor;

•	the availability of qualified personnel to manage our funds;

•	the availability of suitable investments in the types of loans, real estate, commercial finance assets and other assets that we seek to acquire for our funds; and

•	interest rate changes and their effect on both the assets we seek to acquire for our funds, and the amount, cost and availability of acquisition financing.

Our revenues depend to a significant extent upon the performance of the assets we manage.

Our asset management revenues depend, to a significant extent, upon the value of the assets we manage and the returns achieved by those assets. If either or both the value of those assets or the revenues from them decline, our management revenues will decline, which could impair our profitability. Asset values and revenues from managed assets may be affected by factors beyond our control, including interest rate changes and other economic or market conditions. Moreover, our ability to compete and grow depends, in part, on the relative attractiveness of the type of investment funds we sponsor and our management performance and strategies under prevailing market conditions. Changes in our absolute performance, or performance relative to competing investments, market indices or other criteria could impair our ability to maintain or increase our revenues.

Increases in interest rates may increase our operating costs.

As of September 30, 2006, we had two corporate credit facilities, one commercial finance credit facilities and, with respect to two CDO issuers we are sponsoring, warehouse credit facilities. We expect that in the course of our operations we will obtain other credit facilities. All of our current credit facilities are at variable interest rates, and we expect that future facilities will also be at variable rates. As a result, increases in interest rates on our credit facilities, to the extent they are not matched by increased interest rates or other income from the assets whose acquisition is financed by these facilities, will increase our interest costs, which would reduce our net income.

Our revenues depend to a significant extent upon the performance of the assets we manage.

The investments made by many of our funds are interest-rate sensitive. As a result, changes in interest rates could reduce the value of the assets held and the returns to investors, thereby impairing our ability to raise capital and reducing both our returns on amounts we have invested in the funds as well as management and other fees that may depend on fund net impaired.

If we cannot generate sufficient cash to fund our participations in our investment funds, our ability to maintain and increase our revenues may be impaired.

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

The amount of assets we manage has grown substantially from $7.1 billion at September 30, 2005 to $12.1 billion at September 30, 2006. We expect to continue to experience significant growth in our assets under management. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. We may not implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Consequently, our continued growth may place a strain on our administrative and operations infrastructure. Any such strain could increase our costs or reduce or eliminate our profitability.

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

Risks Relating to Particular Aspects of Our Financial Fund Management, Real Estate and Commercial Finance Operations

We depend upon CDO issuances as the principal source of term financing for assets we acquire for our account and for the account of investment entities we sponsor. If we are unable to access the CDO market, or are able to do so only on unattractive terms, our ability to acquire assets and sponsor investment vehicles may be limited.

We use CDO financing to provide term funding for a significant portion of the assets we acquire, both for our own account and for the account of investment vehicles we sponsor. Pending financing through a CDO, we accumulate assets through warehouse and other short-term credit facilities. As a result, during the accumulation period, we are subject to the risk that the assets we acquire may not meet standards established by underwriters, rating agencies and CDO purchasers for CDO financing. In addition, conditions in the capital markets may limit or eliminate our ability to use CDOs as term financing for the kinds of assets we seek to acquire, or make the issuance of CDOs economically unattractive. If we are unable to issue CDOs to finance assets we accumulate, we may have to seek other, potentially more economically unfavorable forms of term financing, or liquidate assets which may be at a price lower than the acquisition price. Any such occurrence could limit or eliminate our ability to acquire assets or sponsor investment vehicles to hold these assets and, accordingly, impair our ability to generate asset management fees, which are a significant portion of our gross revenues.

We arrange for warehouse and other short term financing for assets we accumulate for CDOs for our own account and for the account of investment vehicles we sponsor. We typically guarantee some portion of amounts drawn on these facilities which exposes us to loss.

We typically accumulate assets for our own account and for the account of investment vehicles we sponsor by using warehouse and other short term financing pending obtaining term financing through CDOs or other longer-term credit facilities. If we cannot arrange CDO or other term financing, short term lenders may liquidate the assets accumulated through their credit facilities which, depending upon market conditions, could be at a price which is less than what we paid. Because we typically are required to guarantee the short term lender against loss, either generally or subject to negotiated caps, we will have to bear any loss realized up to the guaranty cap amount, if any. Our loss exposure at September 30, 2006 was $29.0 million.

Our income from our interests in CDOs may be volatile.

We account for our investments in the Trapeza CDO programs, described in “Business-Financial Fund Management,” under the equity method of accounting. Accordingly, we recognize our percentage share of any income or loss of these entities. Because the Trapeza entities are investment companies for accounting purposes, such income or loss includes a “mark-to-market” adjustment to reflect the net changes in value, including unrealized appreciation or depreciation, in investments and swap agreements. Such value will be impacted by changes in the underlying quality of the Trapeza entities’ investments and by changes in interest rates. To the extent that the Trapeza entities’ investments are securities with a fixed rate of interest, increases in interest rates will likely cause the value of the investments to fall and decreases in interest rates will likely cause the value of the investments to rise. The Trapeza entities’ various interest rate hedge and swap agreements will also change in value with changes in interest rates. In addition, as the equity interests that we hold in CDO issuers either directly or through limited partnership investments are terminated, we obtain a return of capital only after all payments are made on the CDOs. If there are defaults on the collateral securities held by these issuers, our distributions and return of capital upon liquidation may be reduced or eliminated. Accordingly, our income or loss from our CDO investments and from future similar CDO investments may be volatile.

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

Our portfolio of real estate loans principally consists of junior mortgage loans, which are subject to higher default risks than senior financing.

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

At September 30, 2006, our allowance for possible losses was $770,000, which represents 1.5% of the book value of our investments in real estate loans and property interests. We cannot assure you that this allowance will prove to be sufficient to cover future losses, or that future provisions for losses will not be materially greater than those we have recorded to date. Losses that exceed our allowance for losses, or cause an increase in our provision for losses, could materially reduce our earnings.

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

Before fiscal 2000, we entered into a series of standby commitments with some participants in our loans which obligate us to repurchase their participations or substitute a performing loan if the borrower defaults. At September 30, 2006, the participations as to which we had standby commitments had an aggregate outstanding balance of $1.3 million.

Our equipment leases and commercial notes may have greater risks of default than senior secured loans.

While we expect that we will transfer our commercial financing assets, principally direct financing leases, operating leases and equipment notes, to third party programs or, to a lesser extent, RCC, we typically retain some assets for our own account. Many of the entities seeking equipment financing from us are small- to middle-size businesses. As a result, we may be subject to higher risks of a default than if we provided equipment financing to larger businesses. While we will seek to repossess and re-lease or sell the equipment subject to a defaulted lease or other commercial finance instrument, we may not be able to do so on advantageous terms. If a borrower files for protection under the bankruptcy laws, we may experience difficulties and delays in recovering the equipment. Moreover, the equipment may be returned in poor condition and we may be unable to enforce important lease or loan provisions against an insolvent borrower, including the contract provisions that require the borrower to return the equipment in good condition. In some cases, the deteriorating financial condition of a borrower may make trying to recover what it owes impractical. The costs of recovering equipment upon a default, enforcing obligations under the lease or loan, and transporting, storing, repairing and finding a new borrower or purchaser for the equipment may be high. Higher than expected lease defaults will result in a loss of anticipated revenues.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Philadelphia, Pennsylvania:

We maintain our executive and corporate offices at One Crescent Drive in the Philadelphia Naval Yard under a lease for 8,771 square feet that expires in May 2019. We lease 20,207 square feet for additional executive office space and for certain of our real estate operations at 1845 Walnut Street. This lease, which expires in May 2008, contains extension options through 2033 and is in an office building in which we own a 30% equity interest. Our commercial finance operations are located in another office building at 1818 Market Street under a lease for 29,554 square feet that expires in March 2008.

New York City, New York:

We maintain additional executive offices in a 12,930 square foot location in New York City at 712 5th Avenue under a lease agreement that expires in March 2010. Certain of our financial fund management and real estate operations are also located in these offices.

Other:

We maintain various other office leases in the following cities: Los Angeles and San Francisco, California; Portland, Oregon; Northfield, Illinois; Denver, Colorado; and Bloomfield, Michigan. We also lease office space in London, England for our European operations.

ITEM 3. LEGAL PROCEEDINGS

        In October 2006, Atlas America (our former energy subsidiary) tentatively settled a class action lawsuit filed in February 2000 in New York pertaining to the payment of royalty revenues to landowners. We are a named defendant in the lawsuit. Under the terms of the proposed settlement, Atlas America has agreed to pay $300,000. We believe that this matter will not have a material adverse effect on our financial condition or operations.

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
        EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol "REXI." The following table sets forth the high and low sale prices as reported by Nasdaq and as adjusted for the spin-off of Atlas America as of June 30, 2005, on a quarterly basis for our last two fiscal years:

	As Reported		As Adjusted
	High	Low	High	Low
Fiscal 2006
Fourth Quarter	$22.31	$17.75	$22.31	$17.75
Third Quarter	$21.00	$17.06	$21.00	$17.06
Second Quarter	$20.12	$15.98	$20.12	$15.98
First Quarter	$17.92	$14.60	$17.92	$14.60

Fiscal 2005
Fourth Quarter	$19.75	$15.86	$19.75	$15.86
Third Quarter	$38.67	$31.74	$16.63	$13.65
Second Quarter	$40.17	$29.57	$17.28	$12.72
First Quarter	$32.92	$22.94	$14.16	$9.87

        As of December 1, 2006, there were 17,292,049 shares of common stock outstanding held by 388 holders of record.

We have paid regular quarterly cash dividends since the fourth quarter of fiscal 1995. Commencing with the third quarter of fiscal 2004, we increased our quarterly dividend by 52% from $0.033 to $0.05 per common share and for fiscal 2006, further increased our quarterly dividend by 20% to $0.06 per common share.

Additionally, in fiscal 2005, we distributed our 10.7 million shares of Atlas America to our stockholders in the form of a tax-free distribution valued at $91.4 million.

Securities Authorized for Issuance under Equity Compensation Plans

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,865,296	$7.54	821,698

   The following table provides information about purchases by us during the quarter ended September 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)(3)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2006	−	$	−	−	$31,362,326
August 1 to August 31, 2006	34,956		$18.94	34,956	$30,700,099
September 1 to September 30, 2006	26,123		$19.99	26,123	$30,177,850
Total	61,079			61,079

(1)
On September 21, 2004, the Board of Directors approved a share repurchase program under which we may buy up to $50.0 million of our outstanding common stock from time to time in open market purchases or through privately negotiated transactions.

(2)	As of September 30, 2006, we had repurchased an aggregate of 1,103,639 shares at a total cost of $19.8 million pursuant to the repurchase program, at an average cost of $17.96 per share.

(3)
On August 30, 2006, we entered into a Stock Repurchase Agreement with Morgan Stanley & Co. Inc. to begin purchasing stock on September 1, 2006 at a price up to $20.00 (excluding commission) to an aggregate cost of $6.0 million, which expired on November 23, 2006. As of September 30, 2006, we purchased an aggregate of 26,123 shares at a total cost of approximately $522,000 pursuant to this repurchase agreement, at an average cost of $19.99 per share.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements, the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. We derived the selected consolidated financial data for each of the years ended September 30, 2006, 2005 and 2004, and as of September 30, 2006 and 2005 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm. We derived the selected financial data for the years ended September 30, 2004, 2003 and 2002 and as of September 30, 2004, 2003 and 2002 from our consolidated financial statements for those periods which were audited by Grant Thornton LLP but are not included in this report. As a result of the completion of our spin-off of Atlas America in June 2005, financial data relating to our former energy operations has been reclassified as discontinued operations for all periods presented.

	As of and for the Years Ended September 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of operations data:
Revenues
Financial fund management	$30,834	$15,944	$7,585	$1,444	$185
Real estate	23,676	17,791	10,519	13,331	16,582
Commercial finance	23,840	13,381	7,135	4,071	1,246
Resource Europe	474	−	−	−	−
Total revenues	$78,824	$47,116	$25,239	$18,846	$18,013
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	$17,282	$5,388	$1,610	$(3,556)	$(1,101)
Income (loss) from discontinued operations, net of tax	1,231	11,070	16,799	14,522	(2,208)
Cumulative effect of changes in accounting principles, net of tax	1,357	−	−	(13,881)	−
Net income (loss)	$19,870	$16,458	$18,409	$(2,915)	$(3,309)

Basic earnings (loss) per common share:
Continuing operations	$0.98	$0.30	$0.09	$(0.21)	$(0.06)
Discontinued operations	0.07	0.63	0.97	0.85	(0.13)
Cumulative effect of changes in accounting principles	0.08	−	−	(0.81)	−
Net income (loss)	$1.13	$0.93	$1.06	$(0.17)	$(0.19)
Diluted earnings (loss) per common share:
Continuing operations	$0.90	$0.28	$0.09	$(0.21)	$(0.06)
Discontinued operations	0.07	0.58	0.92	0.83	(0.13)
Cumulative effect of changes in accounting principles	0.07	−	−	(0.79)	−
Net income (loss)	$1.04	$0.86	$1.01	$(0.17)	$(0.19)
Cash dividends per common share	$0.24	$0.20	$0.17	$0.13	$0.13
Balance sheet data:
Total assets	$416,753	$459,035	$740,386	$670,744	$467,498
Debt	$172,238	$147,302	$43,694	$146,761	$106,005
Stockholders’ equity	$193,062	$187,136	$257,915	$227,454	$233,539

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

       In the third quarter of fiscal 2005, we spun-off our energy operation, Atlas America, to our stockholders and focused on being a specialized asset manager in financial fund management, real estate and commercial finance.  Before the spin-off, in fiscal 2003, we took initiatives and expanded our specialized asset management businesses. These initiatives have resulted in material growth in both revenues and assets under management for those operations. Our total assets under management increased from $7.1 billion at September 30, 2005 to $12.1 billion at September 30, 2006, a 71% increase. Included in this amount at September 30, 2006 are $1.9 billion of financial fund management assets that are being carried on eight warehouse facilities for which we have been engaged as the collateral manager by CDO issuers for CDOs not closed. In addition, assets are being acquired for two additional CDOs which are not carried on warehouse facilities. We expect to close four CDOs in the first quarter of fiscal 2007 and six CDOs in subsequent periods.

The growth in our assets under management was particularly accelerated by our sponsorship in March 2005 of Resource Capital Corp. (“RCC”) (NYSE: RSO) which, at September 30, 2006, had $2.4 billion in assets, of which we manage $2.3 billion. RCC, a real estate investment trust focuses on originating and investing in commercial real estate secured loans, whole loans, B-notes, mezzanine loans, mortgage-related securities and other real estate related assets and to a lesser extent, higher-yielding commercial finance assets and asset-backed securities. We derive revenues from RCC through its management agreement with our indirect wholly-owned subsidiary, Resource Capital Manager, Inc., or, RCM. In return for providing certain investment and advisory services, RCM is entitled to receive a base management fee and an incentive management fee. RCM also receives reimbursement for certain out-of-pocket expenses that relate to RCC’s activities. As of September 30, 2006, we own $1.9 million shares of RCC from which we expect to receive quarterly dividends. We also hold options and warrants to acquire an additional 102,254 shares at a cost of $15.00 per share.

       The growth in our assets under management was the result of:

•	an increase in the financial fund management assets we manage on behalf of individual and institutional investors and RCC;

•	an increase in real estate assets managed on behalf of limited partnerships and TIC property interests that we sponsor and RCC; and

•	an increase in commercial finance assets managed on behalf of the limited partnerships we sponsor, Merrill Lynch, and RCC.

       The following table sets forth information relating to our assets under management by operating segment and their growth from September 30, 2005 to September 30, 2006 (in millions):

	As of September 30,		Increase
	2006	2005	Amount	Percentage
Financial fund management	$10,593	$6,115	$4,478	73%
Real estate	884	619	265	43%
Commercial finance	613	340	273	80%
	$12,090	$7,074	$5,016	71%

Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, TIC property interests, a real estate investment trust, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of September 30, 2006 (1)
Financial fund management	19	11	−	−
Real estate	1	5	4	−
Commercial finance	−	2	−	1
Resource Europe	−	−	−	−
	20	18	4	1
As of September 30, 2005 (1)
Financial fund management	11	9	−	−
Real estate	−	4	1	−
Commercial finance	−	2	−	2
	11	15	1	2

(1)	All of our operating segments, except for Resource Europe, manage assets on behalf of RCC.

The revenues in each of our business segments are generated by the fees we earn for structuring and managing the investment vehicles we sponsor on behalf of individual and institutional investors, RCC and ML and the income produced by the assets and investments we manage for our own account. The following table sets forth certain information related to the revenues we have recognized in each of these revenue categories (in thousands):

	Years Ended September 30,
	2006	2005	2004
Fund management revenues (1)	$45,963	$23,273	$13,193
Finance and rental revenues (2)	22,521	12,624	9,507
Gains on resolutions of loans and other property interests (3)	4,691	8,213	890
Net gains (loss) from TIC property interests (4)	1,363	(97)	−
Other (5)	4,286	3,103	1,649
	$78,824	$47,116	$25,239

(1)
Includes fees from each of our financial fund management, real estate and commercial finance operations and our share of the income or loss from limited and general partnership interests we own in our financial fund management and real estate operations.

(2)
Includes interest income on bank loans from our financial fund management and Resource Europe operations, interest and accreted discount income from our real estate operations, interest and rental income from our commercial finance operations and revenues from certain real estate assets.

(3)	Includes the resolution of loans we hold in our real estate segment.

(4)	Reflects net gains (losses) recognized by our real estate segment on the sale of TIC interests to outside investors.

(5)	Includes the equity compensation earned in connection with the formation of RCC and the disposition of leases and loans as well as other charges in our commercial finance operations.

A detailed description of the revenues generated by each of our business segments can be found under Results of Operations: Financial Fund Management, Real Estate and Commercial Finance.

Results of Operations: Financial Fund Management

       We conduct our financial fund management operations through three principal subsidiaries:

•	Apidos Capital Management, LLC, which invests in, finances, structures and manages investments in bank loans.

•
Ischus Capital Management, LLC, which invests in, finances, structures and manages investments in asset-backed securities or ABS, including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS.

•
Trapeza Capital Management, LLC, a joint venture between us and an unrelated third party, which originates, structures, finances and manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies.

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors and RCC (in millions):

	As of September 30, 2006				As of September 30, 2005
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total	Total
Apidos	$687	$615	$624	$1,926	$413
Ischus	2,675	1,160	568	4,403	2,821
Trapeza	3,538	−	668	4,206	2,879
Other company sponsored partnerships	58	−	−	58	2
	$6,958	$1,775	$1,860	$10,593	$6,115

We earn fees on assets managed on behalf of institutional and individual investors as follows:

•	collateral management fees− these vary by CDO, ranging from an annual fee between 0.08% and 0.75% of the aggregate principal balance of the collateral securities owned by the CDO issuers; and

•	administration fees− these vary by limited partnership, ranging from between 0.75% and 2.00% of the partnership capital balance.

The distributions we expect to receive from each CDO issuer varies and is dependent on our investment in a particular limited partnership and with the terms of our general partner interest.

Apidos

We sponsored, structured and currently manage four CDO issuers for institutional and individual investors and RCC which hold approximately $1.3 billion in bank loans at September 30, 2006, of which $614.9 million are managed on behalf of RCC through Apidos CDO I and Apidos CDO III. In addition, at September 30, 2006, we managed $624.3 million of bank loans for four CDOs currently in their accumulation stage, one of which we expect to close in the first quarter of fiscal 2007 and three which we expect to close in subsequent periods.

We derive revenues from our Apidos operations through base and incentive management fees of up to 0.75% of the aggregate principal balance of the collateral held by the CDO issuers of which a portion is subordinated to debt service payments on the CDOs and interest income earned on the assets of certain issuers during the warehousing period prior to execution of a CDO.

Ischus

We sponsored, structured and currently manage five CDO issuers for institutional and individual investors and RCC, holding approximately $3.1 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps. At September 30, 2006, we managed $568.0 million of ABS for two CDOs which we expect to close in subsequent periods. At September 30, 2006, Ischus also managed approximately $764.7 million of agency RMBS on behalf of RCC.

We own a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as the SFF partnerships. These partnerships own a portion of the equity interests of three Trapeza CDO issuers and Ischus CDO I. We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from our Ischus operations through management and administration fees. We also receive distributions on amounts we invest in the limited partnerships. Management fees vary by CDO issuer, ranging from between 0.08% and 0.40% of the aggregate principal balance of the collateral held by the CDO issuer of which a portion is subordinated to debt service payments on the CDOs.

Trapeza

We have co-sponsored, structured and currently co-manage ten CDO issuers holding approximately $3.5 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies. In addition, at September 30, 2006, we managed $668.3 million in trust preferred securities for two CDOs, one of which we expect to close in the first quarter of fiscal 2007 and one which we expect to close in a subsequent period.

We own a 50% interest in an entity that manages eight Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers. We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from our Trapeza operations through base and incentive management and administration fees. We also receive distributions on amounts we have invested in limited partnerships. Management fees, including incentive fees vary by CDO issuer, but have ranged from between 0.25% and 0.60% of the aggregate principal balance of the collateral held by the CDO issuers of which a portion is subordinated. These fees are also shared with our co-sponsors. We are also entitled to incentive distributions in four of the partnerships we manage.

Other Company Sponsored Partnerships

     We sponsored, structured and currently manage three affiliated partnerships for individual and institutional investors holding approximately $20.7 in investments in regional domestic banks. We derive revenues from these operations through an annual management fee, based on 2.0% of equity. We also have invested as the general partner of these partnerships and may receive a carried interest of up to 20% upon meeting specific investor return rates.

We have also sponsored, structured and currently manage another affiliated partnership organized as a hedge fund, holding approximately $9.3 million of RMBS and $27.8 million of bank loans at September 30, 2006. We derive revenues from this partnership through base and incentive management fees. Base management fees are calculated monthly at 1/12th of 2% of the partnership’s net assets.  Incentive management fees are calculated annually at 20% of cumulative annual net profits. We also have invested as a limited partner in this partnership.

     The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Years Ended September 30,
	2006	2005	2004
Revenues:
Fund management fees	$9,213	$4,260	$1,821
Interest income on loans	6,910	744	−
RCC management fee and equity compensation	5,518	3,205	−
Limited and general partner interests	5,404	4,825	4,775
Earnings of Structured Finance Fund partnerships	2,218	2,177	−
Earnings on unconsolidated CDOs	737	161	−
Interest income on ABS	283	−	−
Other	551	572	989
	$30,834	$15,944	$7,585

Costs and expenses:
General and administrative expenses	$9,447	$8,087	$2,370
Equity compensation expense − RCC	1,650	757	−
Expenses of Structured Finance Fund partnerships	7	266	−
	$11,104	$9,110	$2,370

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Revenues from our financial fund management operations increased $14.9 million (93%) to $30.8 million in fiscal 2006 from $15.9 million in fiscal 2005.  We attribute the increase to the following:

•	a $5.0 million increase in fund management fees, primarily from the following:

-	a $4.8 million increase in collateral management fees principally caused by the completion of eight new CDOs coupled with a full year of collateral management fees for two previously completed CDOs;

-	a $1.1 million increase in management fees as a result of four company-sponsored unconsolidated partnerships that commenced operations between June 2005 and February 2006;

These increases were partially offset by:

-	a $205,000 increase in the Company’s share of expenses for Trapeza Capital Management LLC;

-
a $335,000 decrease in reimbursed expenses. Fiscal 2005 included a reimbursement received in connection with the formation of Trapeza CDO VII. No such expense reimbursements were received in fiscal 2006; and

-	a $379,000 decrease related to a fee paid in connection with the assignment of securities on a related warehouse facility during fiscal 2005. No such fees were earned during fiscal 2006;

•
a $6.2 million increase in interest income on loans held for investment resulting from the consolidation of four Apidos CDO issuers while they were accumulating assets on warehouse facilities.  In December 2005 and September 2006, the assets and liabilities of these issuers were removed from our consolidated financial statements upon the execution of the CDO transactions;

•
a $2.3 million increase in RCC management fees and equity compensation, consisting of a $1.8 million increase in management fees and a $557,000 increase in equity compensation. RCC commenced operations in March 2005;

•	a $579,000 increase in revenues from our limited and general partner interests, primarily from the following:

-	a $1.2 million increase in our earnings from unconsolidated partnerships we have sponsored; offset in part by

-	a $644,000 decrease in net unrealized appreciation in the book value of securities and swap agreements to reflect current market value;

•	a $576,000 increase in our earnings in unconsolidated CDOs primarily as a result of our investment in six new CDO issuers we sponsored during fiscal 2006; and

•
a $283,000 increase in interest income on ABS resulting from the interest spread earned on assets accumulating with a third party through a warehouse facility based on the terms of the warehousing agreement.

Costs and expenses of our financial fund management operations increased $2.0 million (22%) for fiscal 2006 as compared to fiscal 2005.  We attribute the increases to the following:

•	a $1.4 million increase in general and administrative expenses, primarily from the following:

-	a $4.3 million increase in wages and benefits as a result of the addition of personnel in response to the growth in our assets under management;

-	a $551,000 increase in financial software programs and publications as a result of the growth of our assets under management; and

-	a $703,000 increase in other operating expenses, including insurance, rent allocations and other expenses related to the additional personnel.

Theses increases were partially offset by:

-	a $2.6 million increase in reimbursed expenses from our Trapeza, Ischus, and Apidos operations;

-	a $1.1 million decrease in RCC start-up costs, which commenced operations in the second quarter of fiscal 2005; and

-	a $446,000 decrease in professional and recruiting fees principally due to the expiration of a consulting agreement.

•
a $893,000 increase in equity compensation expense related to the 344,079 restricted shares of RCC and 649,500 stock options of RCC that were held by RCM which were transferred to members of management; and

•	a $259,000 decrease in expenses of consolidated partnerships, primarily professional fees. There were no such expenses in fiscal 2006.

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004

Revenues from our financial fund management operations increased $8.4 million (110%) to $15.9 million in fiscal 2005 from $7.6 million in fiscal 2004.  We attribute the increase to the following:

•
a $2.4 million increase in fund management fees resulting primarily from a $2.1 million increase in collateral management fees principally caused by the completion of two new CDOs coupled with a full year of collateral management fees for three previously completed CDOs;

•	a $744,000 increase in interest income on loans resulting from the consolidation of an Apidos CDO issuer in our financial statements while it accumulated assets through a warehouse facility;

•	a $3.2 million increase in income from RCC as follows:

-	a $1.4 million increase in management fees; and

-
a $1.8 million increase in equity compensation as a result of the formation of RCC, for which we were granted 345,000 shares of RCC restricted common stock and options to purchase 651,666 common shares of RCC at an exercise price of $15.00 per share.

•	a $2.2 million increase in our earnings from the SFF partnerships related to interest income on CDO investments;

•	a $161,000 increase in interest income on CDO investments; and

•	a $417,000 decrease in other revenue resulting primarily from the following:

-
a $1.0 million decrease in net reimbursement fees.  Fees were accrued in fiscal 2004 in anticipation of the completion of two Trapeza CDOs.  No such fees were accrued in fiscal 2005.  This decrease was partially offset by

-       a $623,000 increase in consulting and advisory fees.

       Costs and expenses of our financial fund management operations increased $6.7 million (284%) for fiscal 2005 as compared to fiscal 2004.  We attribute the increases to the following:

•	a $5.7 million increase in general and administrative expenses. The increase resulted primarily from the following:

-	a $4.5 million increase in wages and benefits as a result of the addition of personnel to manage our expanding portfolio of trust preferred securities, ABS, bank loans, and private equity investments;

-	a $1.1 million increase in start-up costs relating to RCC, which commenced operations on March 8, 2005.

-	a $525,000 increase in financial software programs and publications as a result of the implementation of new asset management systems in response to our growing assets under management;

-	a $444,000 increase in other operating expenses, primarily from increased insurance costs, rent allocations and other general and administrative expenses related to the addition of personnel; and

-	a $372,000 increase in professional fees; partially offset by

-	a $1.3 million increase in reimbursed expenses, including $631,000 from RCC.

•	a $757,000 increase in equity compensation expense related to the transfer of 289,000 restricted shares of RCC held by RCM to members of management; and

•	a $266,000 increase in expenses, primarily professional services.

Results of Operations: Real Estate

        In real estate, we manage three classes of assets:

•	commercial real estate debt, principally first mortgage debt, whole loans, mortgage participations, subordinated notes, mezzanine debt and related commercial real estate securities;

•	real estate investment limited partnerships, limited liability company and TIC property interests; and

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio.

	September 30,
	2006	2005
	(in millions)
Assets under management:
Commercial real estate debt	$440	$87
Real estate investment limited partnerships and TIC property interests	345	202
Legacy portfolio	99	330
	$884	$619

        During fiscal 2006, 2005 and 2004, our real estate operations were affected by three principal trends or events:

•	the continued development of our commercial real estate debt platform;

•	growth in our real estate business through the sponsorship of five real estate investment partnerships and the sponsorship of four TIC property interests; and

•	our selective resolution of the loans in our legacy portfolio through repayments, sales, refinancings and restructurings.

We support our real estate investment partnerships by making long-term limited partnership investments. In addition, from time-to-time, we make bridge investments in the underlying partnerships and TIC property interests to facilitate acquisitions. We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the partnerships and TIC property interests. As additional investors are admitted to the partnerships and TIC programs, we transfer our bridge investment to new investors at our original cost and recognize a gain approximately equal to the previously recognized loss.

         In the twelve months ended September 30, 2006, we resolved loans with a combined book value of $43.9 million, realizing $42.1 million in net proceeds. We reduced the number of loans in our portfolio from twelve at September 30, 2005 to nine at September 30, 2006 through the repayment of seven loans, offset by the addition of four loans in conjunction with the resolution of an existing loan, two ventures and one owned asset. As a result, the face value of the assets we manage in our legacy portfolio, principally outstanding loans receivable, decreased from $293.9 million at September 30, 2005 to $76.1 million at September 30, 2006.

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Years Ended September 30,
	2006	2005	2004
Revenues:
Fee income from sponsorship of partnerships and TIC property interests and RCC	$10,358	$3,690	$941
FIN 46 revenues and rental property income	4,720	5,375	4,017
Property management	2,248	1,184	525
Interest, including accreted loan discount	1,128	1,535	2,893
Gains on resolution of loans, FIN 46 assets and ventures	4,691	8,213	890
(Losses) earnings of equity investees	(832)	(2,109)	1,253
Net gains (losses) on sale of TIC property interests	1,363	(97)	−
	$23,676	$17,791	$10,519

Cost and expenses:
General and administrative expenses	$9,149	$5,712	$4,571
FIN 46 operating and rental property expenses	2,973	4,191	2,374
	$12,122	$9,903	$6,945

Gains on resolutions of loans, FIN 46 assets and other real estate assets (if any) and the amount of fees received (if any) vary from transaction to transaction. There have been in the past, and we expect that in the future, that there will be significant period-to-period variations in our gains on resolutions and fee income. Moreover, it is anticipated that gains on resolutions will likely decrease in the future as we complete the resolution of our legacy portfolio.

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

  Revenues from our real estate operations increased $5.9 million (33%) from $17.8 million in fiscal 2005 to $23.7 million in fiscal 2006. We attribute the increase to the following:

•	a $6.7 million increase in fee income related to the purchase and third party financing of properties through the sponsorship of real estate investment partnerships and TIC property interests;

•	a $1.0 million increase in management fees from RCC;

•	a $1.1 million increase in management fees from the additional properties acquired subsequent to September 30, 2005;

•
a $1.3 million decrease in our share of the operating losses of our unconsolidated real estate investments accounted for on the equity method due principally to a prepayment penalty on the refinancing of an investment property recorded in fiscal 2005; and

•
a $1.4 million increase in net gains (including $1.7 million of previously recorded losses) recognized on our sale of TIC property interests in fiscal 2006. There were no sales of TIC property interests in fiscal 2005.

   These increases were partially offset by the following:

•
a $655,000 decrease in FIN 46 revenues and rental property income in fiscal 2006 as compared to fiscal 2005. The decrease is primarily related to our foreclosure on a hotel property during fiscal 2005. As a result of the foreclosure, we included an additional two months of operating income in our results for fiscal 2005;

•
a $3.5 million decrease in gains on resolutions of loans, FIN 46 assets and real estate assets. In fiscal 2006, we received $4.0 million plus a $200,000 note receivable from the sale of 19.99% of our 50% interest in a real estate venture, resulting in a gain of $4.2 million. Additionally, we resolved one loan with a book value of $2.5 million, recognizing a gain of $82,000. During fiscal 2005, a partnership in which we had owned a 50% equity interest (a 30% interest in fiscal 2006) refinanced its mortgage. We received net proceeds from the refinancing of $13.6 million, which was $6.3 million in excess of the recorded value of our interest. We recognized the $6.3 million as a gain. In addition, during fiscal 2005, we foreclosed on a loan that was classified as a FIN 46 asset. In connection with the foreclosure, we acquired a note payable for $540,000 that was recorded as a FIN 46 liability in the amount of $1.6 million; as a result, we recognized a gain of $1.0 million. We also recognized an aggregate gain of $792,000 on the sale of two investments in our real estate investment partnerships during fiscal year 2005; and

•
a $407,000 decrease in interest and accreted discount income resulting from the cessation of accretion on one loan offset by the interest accrued on three new loans acquired during fiscal 2006 as a result of asset resolutions.

      Costs and expenses of our real estate operations were $12.1 million for fiscal 2006, an increase of $2.2 million (22%) as compared to fiscal 2005.  We attribute the increase to the following:

•	a $3.4 million increase in general and administrative expenses primarily due to the following:

-
a $2.1 million increase in wages and benefits as a result of the addition of personnel primarily to support the development of our debt platform and the combined growth of our investment partnerships and TIC programs;

-	a $757,000 net increase in commission expense and offering and organizational reimbursements due to the higher level of sales of real estate investment programs; and

-
a $480,000 increase in both property management expenses related to real estate investment partnerships and $300,000 of travel costs due to the increased acquisition activity associated with managing our real estate investment programs.

This increase was partially offset by:

•	a $1.2 million decrease in FIN 46 operating expenses primarily related to the foreclosed hotel property and the resulting additional two months of operating expenses in fiscal 2005.

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004

Revenues from our real estate operations increased $7.3 million (69%) from $10.5 million in fiscal 2004 to $17.8 million in fiscal 2005. We attribute the increase to the following:

•	a $1.4 million increase in FIN 46 revenues, primarily the additional two months of operating income related to the foreclosed hotel property in fiscal 2005;

•	$659,000 increase in management fees due to additional properties acquired;

•	a $2.7 million increase in fee income related to the purchase and third party financing of properties through the sponsorship of investment partnerships and TIC property interests; and

•
a $7.3 million increase in gains on resolutions of loans, FIN 46 assets and real estate assets. A partnership in which we owned a 50% equity interest refinanced its mortgage. We received net proceeds of $13.6 million from this refinancing and recorded a $6.3 million gain representing the excess of the recorded value of our interest. In addition, during fiscal 2005, we foreclosed on a loan that was classified as a FIN 46 asset on our consolidated balance sheet. In connection with the foreclosure, we acquired a note payable for $540,000 that was recorded on our books as a FIN 46 liability in the amount of $1.6 million; as a result we recognized a gain of $1.0 million. The foreclosed asset is recorded as an investment in real estate at September 30, 2005. We recognized an aggregate gain of $792,000 on the sale of two investments in our real estate investment partnerships during fiscal 2005. In fiscal 2004, we resolved five loans having an aggregate book value of $5.0 million for $5.1 million, recognizing a net gain of $49,000. We also received $3.4 million for the sale of our investment in one venture resulting in a gain of $841,000.

These increases were partially offset by the following:

•
a $1.4 million decrease in interest and accreted discount income resulting from the resolution of six loans since fiscal 2004 and the cessation of accretion on one loan as of July 2005. Approximately $1.0 million of the decrease related to one loan resolved during fiscal 2004; $226,000 of the decrease related to the cessation of accretion; and

•
a $3.4 million decrease in our share of the operating results of our unconsolidated real estate investments accounted for on the equity method. The majority of the decrease was due to costs of approximately $1.8 million associated with the refinancing of a first mortgage on a property in which we had a 50% interest. Additionally, $663,000 of the decrease related to losses incurred through equity investments in our real estate investment partnerships made subsequent to fiscal 2004. The loss from an equity investment which was converted from a loan during fiscal 2004 contributed another $626,000 of the decrease.

         Costs and expenses of our real estate operations were $9.9 million for fiscal 2005, an increase of $3.0 million (43%) as compared to fiscal 2004.  We attribute the increase to the following:

•
an increase of $1.1 million in real estate general and administrative expenses primarily from an increase in wages and benefits as a result of the addition of personnel in our real estate subsidiary to manage our existing portfolio of commercial loans and real estate and to expand our real estate operations through the sponsorship of real estate investment programs; and

•
a $1.8 million increase in FIN 46 operating expenses primarily related to the foreclosed hotel property and the adjustment to current reporting, resulting in an additional two months of operating expenses in fiscal 2005.

Results of Operations: Commercial Finance

During fiscal 2006, our commercial finance originations were $423.6 million compared to $250.8 million during fiscal 2005, increasing our assets under management to $612.7 million as compared to $339.7 million at September 30, 2005, an increase of $273.0 million (80%). Our commercial finance origination growth was driven by our continued growth in new and existing vendor programs, the expansion of our sales staff and new commercial finance products. Asset-backed loans made to other commercial finance companies was a new product we introduced during fiscal 2006. These secured loans are collateralized by leases and loans made to small and mid-sized companies and range in size from $5.0 to $15.0 million. These loan originations are typically sold to RCC.

In December 2004, we commenced an offering of up to $60.0 million of limited partnership interests in our second investment partnership, LEAF Fund II. On April 14, 2005, we sold the required number of units to break escrow and commenced operations. LEAF Fund II completed its offering on October 13, 2006 having raised $60.0 million of capital from investors.

On July 31, 2006, LEAF Financial entered into a new $150.0 million revolving credit facility which among other things, expanded LEAF’s borrowing capacity from $90.0 million, reduced the interest rate, extended the termination date to July 31, 2009, and reduced our corporate guarantee to $75.0 million. The agreement includes performance criteria that if met, will remove the guarantee completely.

On September 28, 2006, LEAF Fund II purchased the ML portfolios, which were serviced by LEAF, for approximately $191.7 million and the ML agreement was terminated. LEAF will continue to act as servicer for this portfolio on behalf of LEAF II and will continue to receive fees similar to those earned from ML. Additionally, LEAF Financial will continue to originate and service tax-exempt leases on behalf of ML.

The following table sets forth information related to our commercial finance assets managed on behalf of our investment partnerships, RCC, ML and ourselves (in millions):

	September 30,
	2006	2005
LEAF Financial Corporation	$109	$41
LEAF Fund I	87	85
LEAF Fund II	315	28
Merrill Lynch	10	161
RCC	92	25
	$613	$340

As of September 30, 2006, we managed approximately 15,000 leases and notes that had an average original finance value of $53,000 with an average term of 54 months. The following table sets forth certain information related to the types of businesses in which our commercial finance assets are used and the concentration by asset type of our portfolio under management as of September 30, 2006:

Lessee business		Equipment under management
Services	49%	Medical	26%
Finance/Insurance	15%	Computers	18%
Retail trade services	9%	Industrial	15%
Manufacturing services	8%	Asset based lending	14%
Transportation/Communication	5%	Office equipment	5%
Wholesaler trade	3%	Garment care	4%
Construction	3%	Restaurant equipment	4%
Agriculture	3%	Software	3%
Other	5%	Communication	3%
	100%	Other	8%
			100%

The revenues from our commercial finance operations consist primarily of finance revenues from leases and notes held by us prior to being sold; asset acquisition fees which are earned when commercial finance assets are sold to one of our investment partnerships and asset management fees earned over the life of the lease or loan after it is sold. The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Years Ended September 30,
	2006	2005	2004
Revenues:
Finance revenues	$9,006	$4,970	$2,597
Fund management fees	7,071	3,403	1,335
RCC management and servicing fees	1,607	247	−
Acquisition fees	4,817	4,069	2,543
Other	1,339	692	660
	$23,840	$13,381	$7,135

Costs and expenses	$14,443	$8,884	$7,763

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Revenues in our commercial finance operations increased $10.5 million (78%) to $23.8 million in fiscal 2006 as compared to fiscal 2005. We attribute the increase to the following:

•
a $4.0 million increase in finance revenues primarily due to an increase of $172.8 million in lease and note originations and the increase in our revolving credit facility which allowed us to hold more finance assets on our balance sheet;

•	a $5.0 million increase in fund and RCC management fees directly related to our increase in assets under management; and

•	a $748,000 increase in asset acquisition fees. Our increase in lease originations supported our increased sales to our affiliated partnerships, RCC and ML for which we receive acquisition fees.

Costs and expenses from our commercial finance operations increased $5.6 million (63%) for fiscal 2006 as compared to fiscal 2005. We attribute this increase to the following:

•	a $3.9 million increase in wages and benefits. Our full-time employees increased to 117 as of September 30, 2006 from 81 as of September 30, 2005 to support the expansion of our operations; and

•	a $1.6 million increase in general and administrative expenses principally due to the following:

-	a $710,000 increase in professional fees directly related to the overall expansion of our operations;

-	a $410,000 increase in rent due to the relocation of our new 30,000 square foot headquarters in November 2005; and

-	a $307,000 increase in travel and entertainment expenses resulting from the expansion of our business development activities.

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004

Revenues in our commercial finance operations increased $6.2 million (88%) to $13.4 million in fiscal 2005 as compared to fiscal 2004. We attribute the increase to the following:

•	a $2.4 million increase in finance revenues primarily due to an increase of $101.3 million in lease originations;

•	a $2.3 million increase in fund and RCC management fees directly related to our increase in assets under management; and

•	a $1.5 million increase in asset acquisition fees. The increase in lease originations supported our increased sales to our affiliated partnerships and ML for which we receive acquisition fees.

      Costs and expenses from our commercial finance operations increased $1.1 million for fiscal 2005 as compared to fiscal 2004. We attribute this increase to the following:

•	a $2.4 million increase in wages and benefits due to additional personnel for the further expansion of our operations; and

•	a $1.3 million decrease in general and administrative expenses due to the following:

-	a $1.1 million decrease in offering and organization expenses related to our affiliated partnerships;

-	a $287,000 decrease in liquidation expense as a result of a one time charge in 2004 relating to the dissolution of other affiliated partnerships;

-	a $628,000 decrease in allocated corporate expenses;

-	a $340,000 decrease in expenses reimbursed to us by our investment partnerships; and

-	a $565,000 increase in other expenses resulting from the expansion of our business development activities and the overall expansion of our operations.

Results of Operations: Other Costs and Expenses and Other Income (Expense)

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

General and administrative costs were $9.8 million for fiscal 2006, an increase of $1.4 million (18%) as compared to $8.4 million for fiscal 2005. We attribute the increase to the following:

•	a $870,000 increase in wages and benefits due principally to the following:
-
a $1.1 million increase in stock-based compensation expense due to our implementation of FAS 123R. Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Accounting for Stock-Based Compensation,” as revised (“SFAS 123R”), resulting in a change in our method of recognizing share-based compensation expense. Specifically, we now record compensation expense for our employee stock options. Had we expensed employee stock options for fiscal 2005, we estimate that share-based compensation expense would have increased by $3.2 million. For additional information, see Note 2 to notes to consolidated financial statements; and

-	a $380,000 increase in wages and benefits due to increased headcount to service our increased asset management operations; partially offset by

-
a $720,000 reduction of expense based on an annual actuarial adjustment to the supplemental employment retirement plan for our retired Chief Executive Officer (and current Chairman) to reflect the increase in investment values in the plan compared to the remaining liability; and

•	a $308,000 increase in accounting and auditing fees in conjunction with our expanded operations.

Depreciation and amortization expense was $3.1 million for fiscal 2006, an increase of $855,000 (39%) as compared to $2.2 million for fiscal 2005. We incurred increased depreciation of $624,000 on leasehold improvements, equipment and furnishings for the renovation of existing offices as well as newly opened offices. In addition, depreciation expense from operating leases increased by $231,000 (33%) in correlation to our increase in lease rental income of $239,000 (29%).

Interest expense was $10.1 million for fiscal 2006, an increase of $7.3 million (260%) as compared to $2.8 million for fiscal 2005. The expanded use of our secured warehouse credit facilities to purchase loans held for investment by our financial fund management business resulted in an increase in interest expense of $4.6 million. Additionally, increased draws on our commercial finance credit facilities to fund the growth of our commercial finance loan originations and our entry into asset-backed lending along with higher interest rates on borrowings caused an additional increase in interest expense of $2.3 million.

For the years ended September 30, 2006 and 2005, our operations reflected a charge of $1.8 million and $1.4 million, respectively, to earnings for minority interests, principally for our partners’ share of the SFF partnerships. Fiscal 2005 includes an additional quarter of expense upon the consolidation of these entities which had previously been recorded on a one-quarter lag.

Other income, net was $5.2 million for fiscal 2006, an increase of $604,000 (13%) as compared to $4.6 million in fiscal 2005. The principal components of other income, net, are as follows:

•
in fiscal 2002, we charged operations $1.0 million, which was the amount of our maximum exposure relating to the settlement of a lawsuit, in which one of our insurance carriers refused to participate. We thereafter filed an action seeking recovery on our policy with that carrier. In the second quarter of fiscal 2006, we prevailed in our action against the carrier, received a $200,000 reimbursement and reversed the $1.0 million accrual;

•	during fiscal 2006, we recorded a gain of $668,000 from the sale of 50,000 shares of The Bancorp, Inc;

•	we recorded $2.7 million and $213,000 of dividends received from RCC in fiscal 2006 and 2005, respectively. RCC was formed by us in March 2005;

•	in the first quarter of fiscal 2005, we received a $1.4 million settlement on a claim against one of our directors’ and officers’ liability insurance carriers; and

•	during fiscal 2005, we recorded gains totaling $1.5 million from the sale of the remaining RAIT Investment Trust, or RAIT, shares that we held.

Our effective tax rate (income taxes as a percentage of income from continuing operations before taxes and cumulative effect of accounting change) decreased to 16% in fiscal 2006 from 40% in fiscal 2005. The decrease in our effective tax rate reflects the tax planning strategies that we initiated in fiscal 2006 offset, in part, by increased state income taxes in conjunction with the increased profitability of our operating segments. In connection with the implementation of these tax planning strategies, the tax rate for fiscal 2006 reflected the reversal of $39.5 million of a previously recorded valuation allowance against state net operating loss carryforwards, or NOLs which resulted in a tax benefit of approximately $3.9 million. In addition, we recorded a deferred tax asset of $1.1 million associated with approximately $16.3 million of local net operating loss carryforwards, or NOLs, for which we had previously believed would not be realized prior to their statutory expiration date.  Our effective tax rate, as adjusted to exclude the benefit from the change in the valuation allowance and recording the additional local deferred tax asset, would have been 39% for fiscal 2006. We expect our effective tax rate to be 40% in fiscal 2007. Future tax rates could change if estimates of taxable income change or if there are changes in our recorded NOLs or their related valuation allowances.

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004

General and administrative costs were $8.4 million for fiscal 2005, a decrease of $1.1 million (11%) as compared to $9.4 million for fiscal 2004. In fiscal 2004, we incurred $1.7 million of costs in connection with the initial public offering and spin-off of Atlas America, primarily resulting from a $1.4 million charge related to the accelerated retirement of our former Chief Executive Officer. For fiscal 2005, $2.7 million of spin-off costs were reflected in discontinued operations. In addition, our legal fees decreased $1.1 million to $200,000 in fiscal 2005 from $1.3 million in fiscal 2004 due to the resolution of lawsuits. The decreases were, in part, offset by additional accounting and consulting fees of $1.5 million as a result of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Our provision for possible losses decreased to $149,000 for fiscal 2005 from $642,000 for fiscal 2004 relative to the continued resolution of our legacy portfolio. The remainder of the variance was comprised of various increased corporate costs and expenditures, primarily payroll and insurance in conjunction with our increased asset management operations.

Depreciation and amortization expense was $2.2 million for fiscal 2005, an increase of $1.0 million (83%) as compared to $1.2 million for fiscal 2004. This increase was principally due to our commercial finance operations which increased its net operating lease assets owned to $5.2 million at September 30, 2005 from $510,000 at September 30, 2004.

Interest expense was $2.8 million for fiscal 2005, a decrease of $1.2 million, as compared to $4.0 million for fiscal 2004. The decrease in interest expense for fiscal 2005 reflected a $1.4 million reduction of interest resulting from the redemption in fiscal 2004 of our 12% senior notes and a $1.1 million reduction due to repayment of debt related to our real estate operations. The decreases were offset by increased interest expense of $1.0 million related to increased draws on our commercial financing credit facilities as a result of our increased lease originations during fiscal 2005. In addition, our financial fund management operations incurred $443,000 of interest expense on a new warehouse line for acquiring bank loans.

       For fiscal 2005, our operations reflected a $1.4 million charge for minority interests in the SFF partnerships. As of September 30, 2004, these entities were not consolidated.

Other income, net, was $4.6 million for fiscal 2005, a decrease of $4.6 million, as compared to $9.2 million for fiscal 2004. During fiscal 2005 and 2004, we sold 110,637 and 782,700 shares, respectively, of RAIT and recorded gains of $1.5 million and $9.5 million, respectively. Dividend income from RAIT decreased by $904,000 to $11,000 for fiscal 2005 from $915,000 for fiscal 2004 as a result of these sales. As of September 30, 2005, all shares of RAIT had been sold. Fiscal 2004 reflected charges of $2.0 million related to the write-off of deferred finance costs and the premium paid on the redemption of our 12% senior notes. In fiscal 2005, we received $1.4 million related to the settlement of a claim against our directors’ and officers’ liability insurance carrier.

On June 30, 2005, we distributed our remaining 10.7 million shares of Atlas America to our stockholders in the form of a tax-free dividend.

Discontinued Operations

        In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision to dispose of certain entities has resulted in the presentation of these operations as discontinued (see Note 18 of notes to consolidated financial statements).

Spin-off of Atlas America

Discontinued operations reflects the June 30, 2005 distribution of our remaining 10.7 million shares of Atlas America to our stockholders. The distribution decreased our stockholders’ equity by $91.4 million. Due to the spin-off, we no longer consolidate Atlas America in our financial statements and accordingly, their income (loss) from operations including disposal costs, net of tax, of ($47,000), $16.5 million and $19.8 million for fiscal 2006, 2005 and 2004, respectively, was reflected in discontinued operations in our consolidated statements of income.

Resolution of Real Estate Assets Held for Sale

The activity in the number of real estate investments held for sale, including FIN 46 entities and owned properties, were as follows:

	Years Ending September 30,
	2006	2005	2004
Balance, beginning of period	6	4	5
Net additions	1	3	3
Resolved	(6)	(1)	(4)
Balance, end of period	1	6	4

The discontinued operations of our real estate segment were as follows (in thousands):

	Years Ended September 30,
	2006	2005	2004
Operating income (period prior to disposition)	$2,674	$3,609	$1,249
Write-downs to expected sales value	(431)	(2,303)	(7,337)
(Loss) gain on disposals	(452)	(9,396)	749
Income tax (provision) benefit	(591)	2,875	1,981
Discontinued income (loss), net of tax	$1,200	$(5,215)	$(3,358)

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

Liquidity and Capital Resources

General. During the past five years, our major sources of liquidity, exclusive of the cash generated by the operations of Atlas America, have been from the resolution of our real estate legacy portfolio, borrowings under our existing credit facilities and sales of our RAIT shares. We have employed these funds principally to expand our specialized asset management operations including our sponsorship and investment in RCC, repurchase our shares, reduce our outstanding debt and, in fiscal 2004, to redeem our senior notes. We expect to fund our asset management businesses from a combination of cash to be generated by operations, continued resolution of our legacy portfolio and expanded borrowings under our existing credit facilities.

The following table sets forth our sources and uses of cash (in thousands):

	Years Ended September 30,
	2006	2005	2004
Used in operating activities of continuing operations	$(39,054)	$(18,954)	$(12,525)
(Used in) provided by investing activities of continuing operations	(39,626)	(28,801)	92,215
Provided by (used in) financing activities of continuing operations	50,831	14,635	(92,443)
Provided by discontinued operations	38,943	23,566	35,214
Net cash retained by entities previously consolidated	(3,825)	−	−
	$7,269	$(9,554)	$22,461

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

We increased our cash balance by $7.3 million to $37.6 million at September 30, 2006 from $30.4 million at September 30, 2005. Additionally, we held $8.1 million and $5.0 million of cash in escrow accounts at September 30, 2006 and 2005, respectively, which were reflected as restricted cash in our consolidated balance sheets. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 3.6 to 1.0 for fiscal 2006 as compared to 9.9 to 1.0 for fiscal 2005. The decrease in this ratio primarily reflects the increase in interest expense as a result of the additional borrowings under our financial fund management and commercial finance credit facilities. Our ratio of debt to equity was 89% and 79% at September 30, 2006 and 2005, respectively. The increase in the ratio for fiscal 2006 reflects our expanded utilization of and increase in our commercial finance credit facility at September 30, 2006.

Cash Flows from Operating Activities. Net cash used in the operating activities of continuing operations increased by $20.1 million to $39.1 million of cash used for fiscal 2006 as compared to $19.0 million of cash used for fiscal 2005, substantially as a result of the following:

•	a $50.5 million increase in our commercial finance investments, reflecting the continued expansion of that segment; offset in part by

•	a $15.6 million increase in cash provided primarily from operating assets and liabilities; and

•
a $14.8 million increase in net income generated by our continuing operations, as adjusted for non-cash items; includes a $9.8 million decrease in income from discontinued operations, reflecting the nine months of operations of Atlas America included in fiscal 2005.

Cash Flows from Investing Activities. Net cash used by the investing activities of our continuing operations increased by $10.8 million for fiscal 2006 as compared to fiscal 2005, primarily reflecting the additional utilization under our commercial finance credit facility.

Cash Flows from Financing Activities. Net cash provided by the financing activities of our continuing operations increased by $36.2 million for fiscal 2006 as compared to fiscal 2005. This increase in our cash flows principally reflects the following:

•
an increase in our borrowings, net of repayments, of $60.6 million which principally involved the $45.4 million of additional net borrowings to fund our increased investments in our commercial finance operations, and $12.5 million in proceeds from the first mortgage we secured on a foreclosed hotel property. This increase was offset partially by;

•	a $9.5 million increase in repurchases of our common stock as part of our Board-approved stock repurchase program; and

•	a $5.7 million decrease in proceeds from the exercise of employee stock options, principally by the employees of Atlas America in conjunction with the spin-off of that subsidiary in June 2005.

Cash Retained by Entities Previously Consolidated. As of December 31, 2005, we no longer consolidated two affiliated partnerships in our financial fund management segment that invest in regional banks due to a change in the rights of the limited partners to remove us as the general partner. Accordingly, the September 30, 2005 combined cash balance of these entities of $3.8 million was not reflected in our consolidated statement of cash flows for fiscal 2006.

Cash Flows from Discontinued Operations. Net cash provided by discontinued operations increased by $15.4 million for fiscal 2006 as compared to fiscal 2005. We received $38.9 million principally from the sale of three FIN 46 assets during fiscal 2006, an increase of $32.9 million as compared to the $6.0 million of proceeds for fiscal 2005. This increase was offset, in part, by the $17.8 million decrease in cash flows generated from the operations of Atlas America for the nine months ended June 30, 2005.

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004

We had $30.4 million in cash and cash equivalents at September 30, 2005 compared to $39.9 million at September 30, 2004. In fiscal 2005, we had $5.0 million in cash held in escrow which is reflected as restricted cash. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 9.9 to 1.0 for fiscal 2005 as compared to 1.3 to 1.0 for fiscal 2004. The increase in this ratio reflects primarily the increase in cash distributions from equity investees as well as an increase in pre-tax income from continuing operations. Our ratio of debt to equity was 79% and 17% at September 30, 2005 and 2004, respectively. The increase in the ratio for fiscal 2005 principally reflects the additional debt borrowed under our financial fund management warehouse credit facility to fund our acquisition of loans held for investment.

Cash Flows from Operating Activities. We increased our cash utilized in operations by $6.4 million to $19.0 million in fiscal 2005, substantially reflecting the following:

•	$13.7 million was used by operating assets, liabilities and taxes, including the $18.1 million of Atlas America net operating liabilities eliminated with the spin-off; and

•	a $1.2 million increase in our investment in commercial finance; offset in part, by the

•	$8.5 million of cash generated by the increase in net income, as adjusted to reconcile net income to net cash from operating activities.

Cash Flows from Investing Activities. Our investing activities from continuing operations utilized $121.0 million more cash in fiscal 2005 as compared to fiscal 2004, primarily as a result of the following:

•	we received $52.1 million in dividends from Atlas America in fiscal 2004. No such dividends were received in fiscal 2005;

•
the proceeds from the resolution and/or refinancing of our legacy real estate investment portfolio produced $7.4 million of proceeds in fiscal 2005, $19.0 million less than the $26.4 million in fiscal 2004;

•	the proceeds we received from the sale of our RAIT shares were $17.1 million less in fiscal 2005 than in fiscal 2004;

•	we invested $15.0 million in RCC in fiscal 2005;

•	we increased our investments in real estate by $10.1 million, including two TIC property interests;

•	we placed $5.0 million in escrow as required by our financial fund secured warehouse credit facility; and

•	a $11.7 million reduction in funds provided from the decrease in other assets; offset, in part, by

•	a $9.4 million increase in equity distributions.

Cash Flows from Financing Activities. Net cash provided by our financing activities from continuing operations increased by $107.1 million for fiscal 2005 as compared to fiscal 2004. This increase in our cash flows principally reflected the following:

•
an increase of $99.0 million in borrowings, net of repayments. Fiscal 2004 net borrowings were reduced by significant repayments, including the $54.0 million redemption of the remaining outstanding 12% senior notes and the $28.3 million repayment of one FIN 46 mortgage loan;

•	a $10.4 million increase in investor contributions to our financial fund management entities; and

•	$5.2 million of additional proceeds from the exercise of employee stock options.

These increases were offset, in part, by the following:

•	$5.2 million of cash used to repurchase 283,080 of our shares as part of our Board-approved stock repurchase program;

•	a $1.4 million increase in distributions paid to minority holders; and

•	a $914,000 increase in cash dividends paid to our shareholders.

Cash Flows from Discontinued Operations. Net cash provided by discontinued operations decreased by $11.6 million for fiscal 2005 as compared to fiscal 2004. This decrease of cash from discontinued operations principally reflects the $6.0 million of net proceeds received in fiscal 2005 from the resolution of two real estate investments and the operating results of seven real estate properties held for sale as compared to the resolution of six real estate investments and the operating results of 13 real estate properties held for sale in fiscal 2004 generating $42.8 million of proceeds. This decrease of $36.8 million was offset, in part, by a $25.4 million increase in cash generated from operations of Atlas America during the nine months of fiscal 2005 as compared to fiscal 2004.

Capital Requirements

The amount of funds we must commit to investments in our financial fund management, real estate and commercial finance operations depends upon the level of funds raised through investment programs managed by our operating segments. We believe cash flows from operations, cash and other working capital and amounts available under our credit facilities will be adequate to fund our contribution to these programs. However, the amount of funds we raise and the level of our investments will vary in the future depending on market conditions.

Dividends

      In the years ended September 30, 2006, 2005 and 2004, we paid cash dividends of $4.3 million, $3.5 million and $2.6 million, respectively. We have paid quarterly cash dividends since August 1995. Additionally, in fiscal 2005, we distributed our 10.7 million shares of Atlas America to our stockholders in the form of a tax-free distribution valued at $91.4 million.

The determination of the amount of future cash dividends, if any, is at the sole discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant.

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at September 30, 2006 (in thousands):

		Payments Due By Period
Contractual obligations:	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt (1)	$16,383	$816	$1,731	$13,154	$682
Secured credit facilities (1) (2)	86,400	86,400	−	-	-
Capital lease obligations (1)	158	38	84	36	−
Operating lease obligations	6,633	1,835	2,188	695	1,915
Purchase obligations	-	-	-	-	-
Other long-term liabilities	725	281	444	-	-
Total contractual obligations	$110,299	$89,370	$4,447	$13,885	$2,597

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2006; Less than 1 year: $5.5 million; 1-3 years: $2.0 million; 4-5 years: $1.8 million; and after 5 years: $72,000.

(2)	Excludes $69.9 million related to credit facilities that will be transferred upon the execution of the CDO transactions and will not have to be repaid by us.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 - 3 Years		4 - 5 Years	After 5 Years
Guarantees	$33,676	$33,676	$	−	$-	$-
Standby replacement commitments	1,130	1,130		−	-	-
Other commercial commitments	395,682	63,617		64,494	6,653	260,918
Total commercial commitments	$430,488	$98,423		$64,494	$6,653	$260,918

      In connection with the sale of a real estate loan in March 2006, we have agreed that in exchange for the current property owner relinquishing certain critical control rights, we will make payments to the current property owner under certain stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan. A payment initially in the amount of $2.6 million, increasing by $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events. In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of certain specified events or if our net worth falls below $80.0 million. Our obligation runs through December 31, 2014. In addition, we have agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.

In March 2006, we entered into a warehouse agreement with JP Morgan Securities, Inc. which provides for guarantees by the Company on the first $2.3 million of losses on a portfolio of bank loans. This guarantee, secured by a $1.2 million cash deposit, expires upon the closing of the associated CDO which is expected in the second quarter of fiscal 2007.

In June 2006, we entered into a warehouse agreement with Credit Suisse International which provides for guarantees by us on the first $16.5 million of losses on a portfolio of bank loans. This guarantee, secured by a $3.8 million cash deposit, expires upon the closing of the associated CDO which is expected in the second quarter of fiscal 2007.

In August 2006, we entered into a warehouse agreement with Credit Suisse which provides for guarantees by us on the first $10.0 million of losses and 8% of the balance on a portfolio of bank loans. This guarantee increases to $15.0 million and 8% of the warehouse balance of the portfolio of loans if another CDO transaction is not priced by February 7, 2007. This guarantee, secured by a $2.5 million cash deposit, expires upon the closing of the associated CDO which is expected in the fourth quarter of fiscal 2007.

Five real estate investment partnerships in which we have general partner interests have obtained senior lien financing with respect to the thirteen properties they acquired. In addition, four TIC investment programs which we have sponsored have obtained senior lien financing with respect to four acquired properties. These senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to four of our loans. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which we have guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years.

We guarantee one of our real estate partners against any losses, costs or damages that it may incur due to any fraud, bankruptcy, material misrepresentation or limited other intentional bad acts by us and terminates upon the earlier occurrence of (i) either we or our partner ceases to be member of such partnership or (ii) termination of the operating agreement of the partnership. Our maximum liability on the guarantee is $1.1 million.

As of September 30, 2006, we do not believe it is probable that any payments will be required under any of our indemnifications and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

       As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors. This equity investment is generally based on a percentage of funds raised and varies among investment programs.

We are a party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for possible losses, deferred tax assets and liabilities, and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations.

Loans Held for Investment

We purchase participations in corporate leveraged loans and commercial real estate loans in the secondary market and through syndications of newly-originated loans. These loans are held for investment; therefore, we initially record them at their purchase price, and subsequently account for them based on their outstanding principal plus or minus any unamortized premiums or discounts. We may sell a loan held for investment if the credit fundamentals underlying a particular loan have changed in such a manner that our expected return on investment may decrease. Once we decide to no longer hold the loan for investment, the loan is recorded at the lower of amortized cost or fair value.

        To estimate the allowance for loan losses, we first identify impaired loans. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value. Fair value may be determined based on market price, if available; the fair value of the collateral less estimated disposition costs; or the present value of estimated cash flows. Increases in the allowance for loan losses are recognized in the statements of income as a provision for loan losses. When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then we will record a charge-off or write-down of the loan against the allowance for loan losses.

An impaired loan may remain on accrual status during the period in which we pursue repayment of the loan; however, the loan would be placed on non-accrual status at such time as either (1) management believes that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan. While on non-accrual status, we recognize interest income only when actual payment is received.

Revenue Recognition

Resource Capital Corp.

In March 2005, we entered into a Management Agreement pursuant to which we will provide certain services, including investment management and certain administrative services to RCC. We receive fees and are reimbursed for our expenses as follows:

•
a monthly base management fee equal to 1/12th of the amount of RCC’s equity multiplied by 1.50%. Under the Management Agreement, ‘‘equity’’ is equal to the net proceeds from any issuance of shares of common stock less other offering related costs plus or minus our retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts RCC paid for common stock repurchases. The calculation may be adjusted for one-time events due to changes in generally accepted accounting principles, or GAAP, as well as other non-cash charges, upon approval of the independent directors of RCC;

•
incentive compensation based on the products of (i) 25% of the dollar amount by which, (A) RCC’s net income per common share (before non-cash equity compensation expense and incentive compensation) for a quarter (based on the weighted average number of shares outstanding) exceeds, (B) an amount equal to (1) the weighted average share price of shares of common stock in the offerings of RCC, multiplied by (2) the greater of (a) 2.00% or (b) 0.50% plus one-fourth of the ten year treasury rate (as defined in the Management Agreement for such quarter), multiplied by (ii) the weighted average number of common shares outstanding for the quarter. The calculation may be adjusted for one time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of RCC; and

•	out-of-pocket expenses and certain other costs incurred by us associated with RCC and its operations.

The incentive compensation is payable quarterly. Seventy-five percent (75%) of the incentive compensation is payable in cash and twenty-five percent (25%) is payable in the form of a restricted stock award. We may elect to receive more than 25% of our incentive compensation in the form of shares of common stock. However, our ownership percentage in RCC, direct and indirect, cannot exceed 15%. All shares are fully vested upon issuance, provided that we may not sell such shares for one year after the incentive compensation becomes due and payable. Shares payable as incentive compensation are valued at the average of the closing prices of the shares over the thirty day period ending three days prior to the issuance of such shares.

The initial term of the Management Agreement ends March 31, 2008. The Management Agreement automatically renews for a one-year term at the end of the initial term and each renewal term. With a two-thirds vote of the independent directors of RCC, the independent directors of RCC may elect to terminate the Management Agreement because of the following:

•	unsatisfactory performance; and/or

•	unfair compensation payable to the Company and fair compensation cannot be agreed upon between two-thirds of the independent directors of RCC and us.

In the event that the Management Agreement is terminated based on the provisions disclosed above, RCC must pay us a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive during the two 12-month periods immediately preceding the date of such termination. The Management Agreement also entitles RCC to terminate the Management Agreement for cause.

Financial Fund Management

Loan Interest Income Recognition

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted into income using the effective yield method. When we purchase a loan or pool of loans at a discount, we consider the provisions of American Institute of Certified Public Accountants Statement of Position, or SOP, 03-3 ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer’’ to evaluate whether all or a portion of the discount represents accretable yield. If a loan with a premium or discount is prepaid, we immediately recognize the unamortized portion as a decrease or increase to interest income.

Stock-Based Compensation

We account for the RCC restricted stock and stock options it has received in accordance with EITF 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services." The terms of the stock award agreement provide that the deferred compensation be amortized over a three-year graded vesting period. The unvested stock and options are adjusted quarterly to reflect changes in the market value of RCC as performance under the agreement is completed. Such changes are reflected in the equity compensation expense recognized in that quarter and in future quarters until the stock and options are fully vested.

Investments in Unconsolidated Entities

Investments in the Trapeza entities are accounted for using the equity method of accounting because as a 50% owner of the general partner of these entities, we have the ability to exercise significant influence over their operating and financial decisions. Our combined general and limited partner interests in these entities range from 13% to 18%.

We account for four other company-sponsored partnerships using the equity method.  Three of these partnerships invest in regional banks and the other is organized as a hedge fund that we manage.  Our combined general and limited partner interests in each of these partnerships is approximately 10%. At September 30, 2005, these entities were consolidated with our financial statements.

Investment Securities Available-for-Sale

Investments in financial fund management entities contain the interests in unconsolidated CDOs owned by us and interests owned by the SFF partnerships that we control and as a result, are consolidated in our financial statements. Our combined general and limited partner interests in the SFF entities range from 15% to 36% and the interests owned by third parties are reflected as minority interest. The SFF entities are accounted for in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”

Real Estate

Investments in Unconsolidated Entities

Our investments in real estate limited partnerships, limited liability companies and TIC property interests are accounted for using the equity method of accounting since we have the ability to exercise significant influence over operating and financial decisions of the entities. These entities, which we sponsored and manage, were organized to invest in multi-family residential properties.

Fee Income

We receive acquisition fees of 1.75% of the net purchase price of properties acquired and financing fees equal to 1.75% of the debt obtained or assumed related to the properties acquired. In conjunction with TIC acquisitions, we also may receive a bridge equity fee. We recognize these fees upon acquiring the properties and obtaining the related financing.

We also receive a monthly property management fee equal to 5% of the gross operating revenues from the underlying properties. We typically subcontract our property management obligations to third party property managers. We recognize this fee as the revenues of the underlying properties are earned.

Additionally, we receive an annual investment management fee from the limited partnerships equal to 1% of the gross offering proceeds of each partnership for our services. We receive an annual asset management fee from the TIC investments equal to 1% of the gross revenues from the property in connection with the performance of our asset management responsibilities. We receive an annual asset management fee from one limited liability company equal to 1.5% of the gross revenues of the underlying properties. These investment management fees and asset management fees are recognized ratably over each annual period.

Loan Interest Income Recognition

On our investments in real estate loans, we accrete the difference between its cost basis and the sum of projected cash flows from that loan into interest income over the estimated life of the loan using the interest method which recognizes a level interest rate over the life of the loan. We review projected cash flows, which include amounts realizable from the underlying properties, on a regular basis. Changes to projected cash flows, which can be based upon updated property appraisals, changes to the property and changes to the real estate market in general, reduce or increase the amounts accreted into interest income over the remaining life of the loan. We also utilize the cost recovery method for loans when appropriate under the circumstances.

In determining the our allowance for possible losses related to our investments in real estate, we consider general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors which may affect the value of loans and real estate. The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing. Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms. In addition, we continuously monitor collections and payments from our borrowers and maintain an allowance for estimated losses based upon our historical experience and our knowledge of specific borrower collection issues. We reduce our investment in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future. Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

Commercial Finance

Finance Revenues

Investments in commercial finance assets consist of notes receivable, direct financing leases and operating leases. Leases are recorded in accordance with SFAS 13, “Accounting for Leases,” and its various amendments and interpretations.

Notes Receivable. For term loans, the investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

Direct Financing Leases. Certain of our lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. Our investment in direct financing leases consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Initial direct costs incurred in the consummation of the lease are capitalized as part of the investment in lease receivables and amortized over the lease term as a reduction of the yield.

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. We write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no writedowns of equipment during fiscal 2006, 2005 and 2004.

We generally discontinue the recognition of revenue for leases and notes for which payments are more than 90 days past due.

Acquisition and Fund Management Fees

We receive acquisition fees from our leasing partnerships and ML equal to a percentage of the cost of leased equipment acquired as compensation for expenses incurred related to the lease acquisition. These fees are earned at the time of the sale of the related leased equipment to our partnerships and ML.

We also receive management fees for managing and servicing the leased assets acquired and earns fees at the time the service is performed. We also currently receive servicing fees ranging from 2% to 4% of gross rental payments received from certain parties and servicing fees that average 1% of the managed portfolio balance from others. Further, we receive fees as a reimbursement of our operating and administrative expenses incurred to manage the investment partnerships.

Until September 2006, we had a program with subsidiaries of Merrill Lynch Commercial Finance Corp. (“ML”) under which we originated and sold leases to ML. We recorded gains or losses on the sales of leases and notes to ML based on the present value of the estimated cash flows that we retained over the estimated outstanding period of the receivables. This excess cash flow essentially represented an "interest-only" ("I/O") strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid for debt service, credit losses, and service fees. During fiscal 2006 and 2005, we recognized gains of $28,000 and $313,000, net of tax, respectively related to the I/O strip. On September 26, 2006, we terminated this program with ML.

Investments in Unconsolidated Entities

Investments in commercial finance partnerships are accounted for using the equity method of accounting since we have the ability to exercise significant influence over operating and financial decisions of the partnerships.

Other Revenues

Fees from delinquent payments are recognized when received and are included in other income.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, or SFAS, “Fair Value Measurements,” or SFAS 157, which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply under other accounting pronouncements that require or permits assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by us in the first quarter of its fiscal year 2009. We currently are determining the effect, if any, the adoption of SFAS 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin, or SAB, 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a registrant’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We expect to initially apply SAB 108 using the retroactive transition method in connection with the preparation of our annual financial statements for the year ending September 30, 2007. When we initially apply the provisions of SAB 108, we do not expect to record an adjustment as of September 30, 2007. The accompanying financial statements do not reflect any such adjustments.

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the first fiscal year beginning after December 15, 2006 with early adoption permitted if no interim financial statements have been issued. We will not elect for early adoption of FIN 48, thus the provisions of FIN 48 will be implemented in the quarter ending December 31, 2007. We are currently determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment to SFAS 140.”  SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at fair value. Under SFAS 156, an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. This statement will be adopted by us in the first quarter of its fiscal year 2007. We are currently determining the effect, if any, the adoption of FAS 156 will have on our financial statements.

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

The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred at September 30, 2006. We analyze only the potential impacts of hypothetical assumptions. Our analysis does not consider other possible effects that could impact our business.

Financial Fund Management

At September 30, 2006, we had two outstanding secured warehouse facilities to purchase bank loans. The two facilities had balances of $66.4 million and $2.9 million, respectively, with interest rates of 3.8% and 6.0%, respectively, at September 30, 2006. A hypothetical 10% changes in the weighted average interest rate on these facilities would change our annual interest expense by approximately $128,000 and $15,000, respectively, based on expected CDO execution dates of March 2007 and July 2007, respectively.

Real Estate

Portfolio Loans and Related Senior Liens. As of September 30, 2006, we believe that none of the three loans held in our portfolio that have senior liens are sensitive to changes in interest rates since:

•
the loans are subject to forbearance or other agreements that require all of the operating cash flow from the properties underlying the loans, after debt service on senior lien interests, to be paid to us and thus are not currently being paid based on the stated interest rates of the loans;

•	the senior lien interests ahead of our interests are at fixed rates and are thus not subject to interest rate fluctuation that would affect payments to us; and

•
each loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flow were to exceed the interest due, as originally underwritten.

FIN 46 Loans. One mortgage that we consolidate at September 30, 2006 as a result of FIN 46, is at a fixed interest rate and, therefore, is not subject to interest rate fluctuations.

Commercial Finance

At September 30, 2006, the amount outstanding on the $150.0 million LEAF Financial credit facility with National City Bank was $86.4 million at a weighted average interest rate of 6.9%. A hypothetical 10% change in the weighted average interest rates on these facilities would change our annual interest expense by approximately $420,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 2006 and 2005 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company recorded the cumulative effect of a change in accounting principle in connection with how the Company presented their equity earnings and losses in certain unconsolidated entities. Additionally, as discussed in Note 2 to the consolidated financial statements, effective October 1, 2005, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedules III and IV are presented for the purposes of additional analysis and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Resource America, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 8, 2006 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
December 8, 2006

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2006	2005
ASSETS
Cash	$37,622	$30,353
Restricted cash	8,103	5,000
Accounts receivable	1,847	10,677
Receivables from managed entities	8,795	4,280
Investments in commercial finance	108,850	41,394
Assets held for sale	1,312	107,520
Loans held for investment	69,314	97,752
Investments in real estate	50,104	46,049
Investment securities available-for-sale	64,857	38,353
Investments in unconsolidated entities	26,626	24,564
Property and equipment, net	9,525	30,521
Deferred income taxes	6,408	7,086
Other assets	23,390	15,486
Total assets	$416,753	$459,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,448	$7,794
Accrued expenses and other liabilities	14,341	16,835
Payables to managed entities	1,579	591
Liabilities associated with assets held for sale	1,145	74,438
Borrowings	172,238	147,302
Deferred revenue	1,592	1,239
Deferred income tax liabilities	10,746	7,086
Minority interests	9,602	16,614
Total liabilities	223,691	271,899
Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 26,401,708 and 26,371,780 shares issued, respectively	264	264
Additional paid-in capital	259,882	258,019
Retained earnings	25,464	9,845
Treasury stock, at cost; 9,110,290 and 8,312,760 shares, respectively	(96,960)	(82,556)
ESOP loan receivable	(465)	(488)
Accumulated other comprehensive income	4,877	2,052
Total stockholders’ equity	193,062	187,136
	$416,753	$459,035

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended September 30,
	2006	2005	2004
REVENUES
Financial fund management	$30,834	$15,944	$7,585
Real estate	23,676	17,791	10,519
Commercial finance	23,840	13,381	7,135
Resource Europe	474	−	−
	78,824	47,116	25,239
COSTS AND EXPENSES
Financial fund management	11,104	9,110	2,370
Real estate	12,122	9,903	6,945
Commercial finance	14,443	8,884	7,763
Resource Europe.	995	−	−
General and administrative	9,838	8,367	9,427
Depreciation and amortization	3,064	2,209	1,188
	51,566	38,473	27,693
OPERATING INCOME (LOSS)	27,258	8,643	(2,454)
OTHER INCOME (EXPENSE)
Interest expense	(10,119)	(2,811)	(3,974)
Minority interest	(1,775)	(1,403)	−
Other income, net	5,154	4,550	9,165
	(6,740)	336	5,191
Income from continuing operations before taxes and cumulative effect of a change in accounting principle	20,518	8,979	2,737
Provision for income taxes	3,236	3,591	1,127
Income from continuing operations before cumulative effect of a change in accounting principle	17,282	5,388	1,610
Income from discontinued operations, net of tax	1,231	11,070	16,799
Cumulative effect of a change in accounting principle, net of tax	1,357	−	-
NET INCOME	$19,870	$16,458	$18,409
Basic earnings per common share:
Continuing operations	$0.98	$0.30	$0.09
Discontinued operations	0.07	0.63	0.97
Cumulative effect of accounting change	0.08	−	−
Net income	$1.13	$0.93	$1.06
Weighted average shares outstanding	17,627	17,696	17,417
Diluted earnings per common share:
Continuing operations	$0.90	$0.28	$0.09
Discontinued operations	0.07	0.58	0.92
Cumulative effect of accounting change	0.07	−	−
Net income	$1.04	$0.86	$1.01
Weighted average shares outstanding	19,121	19,204	18,309

Dividends declared per common share	$0.24	$0.20	$0.17

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
(in thousands)

						Accumulated
		Additional			ESOP	Other	Total
	Common	Paid-In	Retained	Treasury	Loan	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Stock	Receivable	Income	Equity	Income
Balance, September 30, 2003	$255	$227,211	$74,374	$(78,860)	$(1,137)	$5,611	$227,454
Net income			18,409				18,409	$18,409
Treasury shares issued		(440)		1,193			753
Gain on sale of Atlas America, Inc. shares		20,360					20,360
Issuance of common stock		613					613
Tax benefit from employee stock options		121					121
Other comprehensive loss						(7,186)	(7,186)	(7,186)
Cash dividends			(2,619)				(2,619)
Repayment of ESOP loan					10		10
Balance, September 30, 2004	255	247,865	90,164	(77,667)	(1,127)	(1,575)	257,915	$11,223
Net income			16,458				16,458	$16,458
Treasury shares issued		144		290			434
Issuance of common shares	9	7,493					7,502
Tax benefit from employee stock options		2,517					2,517
Purchase of treasury shares				(5,179)			(5,179)
Other comprehensive income						1,762	1,762	1,762
Cash dividends			(3,533)				(3,533)
Distribution of shares of Atlas America, Inc.			(93,244)			1,865	(91,379)
Repayment of ESOP loan					639		639
Balance, September 30, 2005	264	258,019	9,845	(82,556)	(488)	2,052	187,136	$18,220
Net income			19,870				19,870	$19,870
Treasury shares issued		297		238			535
Stock-based compensation		1,137					1,137
Issuance of restricted common stock		305					305
Issuance of common shares		133					133
Tax benefit from employee stock options		231					231
Purchase of treasury shares				(14,642)			(14,642)
Minority interest created upon the conversion of notes		(240)					(240)
Other comprehensive income						2,825	2,825	2,825
Cash dividends			(4,251)				(4,251)
Repayment of ESOP loan					23		23
Balance, September 30, 2006	$264	$259,882	$25,464	$(96,960)	$(465)	$4,877	$193,062	$22,695

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2006	2005 (1)	2004 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,870	$16,458	$18,409
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of a change in accounting principle, net of tax	(1,357)	−	−
Depreciation and amortization	3,180	2,247	1,696
Equity in earnings of unconsolidated entities	(8,747)	(7,807)	(8,679)
Minority interest earnings	1,775	1,403	−
Distributions from unconsolidated entities	12,570	13,899	7,041
Income from discontinued operations	(1,231)	(11,070)	(16,799)
Gain on sale of investment securities available-for-sale	(668)	(1,544)	(9,453)
(Gain) loss on asset dispositions	(7,715)	(7,781)	3,802
Deferred income tax (benefit) provision	(3,120)	3,591	1,127
Non-cash compensation on long-term incentive plans	1,739	1,251	753
Non-cash compensation issued	2,396	−	−
Non-cash compensation received	(1,844)	(1,839)	−
Tax benefit from exercise of stock options	−	2,517	121
Increase in net assets of FIN 46 entities	−	(2,922)	(717)
Increase in commercial finance investments	(68,376)	(17,886)	(16,720)
Changes in operating assets and liabilities	12,474	(9,471)	6,894
Net cash used in operating activities of continuing operations	(39,054)	(18,954)	(12,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,141)	(2,414)	(1,604)
Payments received on real estate loans and real estate	42,058	7,417	26,441
Investments in real estate	(33,004)	(16,753)	(6,619)
Return of capital from investments in unconsolidated entities	−	9,390	−
Purchases of investment securities available-for-sale	(34,820)	(26,800)	(10,372)
Proceeds from sales of investment securities available-for-sale	7,205	5,038	20,170
Increase in restricted cash	(3,103)	(5,000)	−
Dividends received from Atlas America	−	−	52,133
(Increase) decrease in other assets	(13,821)	321	12,066
Net cash (used in) provided by investing activities of continuing operations	(39,626)	(28,801)	92,215

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)

	Years Ended September 30,
	2006	2005 (1)	2004 (1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	$570,448	$267,643	$142,857
Increase in principal payments on borrowings	(501,088)	(258,865)	(233,097)
Investor contributions to financial fund management investments	−	10,410	−
Dividends paid	(4,251)	(3,533)	(2,619)
Proceeds from issuance of stock	133	5,819	613
Purchase of treasury stock	(14,642)	(5,179)	−
Tax benefit from exercise of stock options	231	−	−
Other	−	(1,660)	(197)
Net cash provided by (used in) financing activities of continuing operations	50,831	14,635	(92,443)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	1,771	23,566	35,214
Investing activities	37,172	−	−
Net cash provided by discontinued operations	38,943	23,566	35,214
Net cash retained by entities previously consolidated	(3,825)	−	−
Increase (decrease) in cash	7,269	(9,554)	22,461
Cash at beginning of period	30,353	39,907	17,446
Cash at end of period	$37,622	$30,353	$39,907

(1)  Revised presentation to reflect detail of cash flows from discontinued operations.

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - NATURE OF OPERATIONS

Resource America, Inc. (the "Company") is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for the Company and for outside investors in the financial fund management, real estate and commercial finance sectors. As a specialized asset manager, the Company seeks to develop investment vehicles in which outside investors invest along with the Company and for which the Company manages the assets acquired pursuant to long-term management and operating agreements. The Company limits its investment vehicles to investment areas where it owns existing operating companies or has specific expertise.

In financial fund management, the Company manages the following types of securities and loans:

        •  trust preferred securities of banks, bank holding companies, insurance companies and other financial companies (“Trapeza”);

•  asset-backed securities (“ABS”) including residential mortgage-backed securities (“RMBS”) and commercial mortgage backed securities (“CMBS”) (“Ischus”);

        •  bank loans (“Apidos”); and

•  private equity investments.

The assets are managed on behalf of institutional and individual investors and a specialty finance real estate investment trust, Resource Capital Corp. (“RCC”) (NYSE: RSO), which commenced operations in March 2005.

In real estate, the Company has expanded its operations through the sponsorship of real estate investment partnerships and tenant-in-common (“TIC”) programs. It has sponsored five such investment partnerships, four of which have commenced operations (one was still in the offering stage) and four TIC programs as of September 30, 2006. In addition, on behalf of RCC, the Company manages commercial real estate secured loans, whole loans, B-notes, mezzanine loans, mortgage related securities and other real estate related assets. The Company also manages a portfolio of real estate loans and, principally as a result of loan restructurings or foreclosures, interests in real property.

In commercial finance, the Company has sponsored two publicly-held commercial finance partnerships for whom it originated leases and notes which commenced operations in March 2003 and April 2005, respectively. The Company is in the process of obtaining regulatory approval for the sponsorship of a third partnership. In April 2003, the Company entered into an agreement with a third party under which the Company originated and serviced equipment leases for the third party. This agreement was terminated in September 2006. In addition, the Company manages assets for RCC.

Atlas America Spin-off

In May 2004, Atlas America Inc., the Company’s former energy subsidiary (“Atlas America”) (Nasdaq: ATLS), completed a public offering of 2,645,000 shares of its common stock resulting in a $20.4 million gain based on the excess of proceeds received over the book value of the interest sold to the public. The gain is reflected as an increase to stockholders’ equity. The net proceeds of the offering of $37.0 million, after deducting underwriting discounts and costs, were distributed to the Company in the form of a non-taxable dividend.

In connection with the Atlas America public offering, Edward E. Cohen (“E. Cohen”) became Chairman, Chief Executive Officer and President of Atlas America and retired as Chief Executive Officer of the Company. In connection with his retirement and the commencement of payment of benefits to him under his retirement plan, the Company recorded a charge of $1.4 million in fiscal 2004, which was included in general and administrative expenses (see Note 14).

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - NATURE OF OPERATIONS − (Continued)

On June 30, 2005, the Company distributed its remaining interest in Atlas America of 10.7 million shares to its stockholders in the form of a tax-free dividend. Each stockholder of the Company received 0.59367 shares of Atlas America for each share of Company common stock owned as of June 24, 2005, the record date. Although the distribution itself was tax-free to the Company’s stockholders, there may be some tax liability as a result of the deconsolidation arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries. The Company anticipates that all or portions of any liability arising from this transaction may be reimbursed to the Company by Atlas America. The Company no longer consolidates Atlas America in its financial statements as of June 30, 2005, and the results of Atlas America’s operations have been reflected as discontinued operations in the consolidated statements of income (see Note 18).

In connection with the public offering of Atlas America, the Company and Atlas America entered into a master separation and distribution agreement which contains the key provisions relating to Atlas America’s separation from the Company. There are two agreements referenced in the master separation and distribution agreement that govern the ongoing relationships between the Company and Atlas America that are still in effect at September 30, 2006. These agreements are the tax matters agreement and the transition services agreement.

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

The transition services agreement governs the provision of support services by the Company to Atlas America and by Atlas America to the Company, such as:

•  payroll and human resources administration;

•  information technology and data processing;

•  real estate management; and

•  other general administrative functions.

The Company and Atlas America pay each other a fee for these services equal to their respective costs in providing them. The fee is payable monthly in arrears, 15 days after the close of the month. The Company and Atlas America also agreed to pay or reimburse each other for any out-of-pocket payments, costs and expenses associated with these services (see Note 15).

        In October 2006, Atlas America tentatively settled a class action lawsuit filed in February 2000 in New York pertaining to the payment of royalty revenues to landowners. The Company is a named defendant in the lawsuit. Under the terms of the settlement, Atlas America has agreed to pay $300,000. Management of the Company believes that this matter will not have a material adverse effect on the Company’s financial condition or operations.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to the fiscal 2005 and fiscal 2004 consolidated financial statements to conform to the fiscal 2006 presentation.

The Company believes that, consistent with the presentation of other specialty finance companies, it is more appropriate to present its consolidated balance sheet on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories. The consolidated balance sheet at September 30, 2005 has been reclassified to conform with this new presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for certain financial fund management entities and LEAF Financial Corp (“LEAF”) in which the senior executives of LEAF hold 11.5%. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46-R, “Consolidation of Variable Interest Entities” (“FIN 46-R”), the Company consolidates certain variable interest entities (“VIEs”) as to which it has determined that it is the primary beneficiary (see Notes 7 and 8).

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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Supplemental Cash Flow Information

The Company considers temporary investments with a maturity at the date acquired of 90 days or less to be cash equivalents.

Supplemental disclosure of cash flow information (in thousands):

	Years Ended September 30,
	2006	2005	2004
Cash paid during the years for:
Interest	$12,294	$2,952	$4,434
Income taxes paid	6,106	10,836	92

Non-cash activities include the following:
Transfer of loans held for investment (see Note 7):
Reduction of loans held for investment	541,060	−	−
Termination of associated warehouse credit facilities	538,557	−	−
Distribution of shares of Atlas America to shareholders	−	91,379	−
Real estate received in exchange for notes upon foreclosure on loans	−	11,011	−
Receipt of notes upon resolution of real estate investments	5,135	2,240	−
Distribution of RCC stock-based awards (see Note 9)	5,621	−	−
Conversion of notes (see Note 4):
Increase in minority interest	240	−	−
Net reduction of equity	205	−	−

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of its fiscal year 2009. The Company is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Company currently uses the roll-over method for quantifying identified financial statement misstatements.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recently Issued Financial Accounting Standards − (Continued)

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a registrant’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company expects to initially apply SAB 108 using the retroactive transition method in connection with the preparation of the Company’s annual financial statements for the year ending September 30, 2007. When the Company initially applies the provisions of SAB 108, the Company does not expect to record an adjustment as of September 30, 2007. The accompanying financial statements do not reflect any such adjustments.

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the first fiscal year beginning after December 15, 2006 with early adoption permitted if no interim financial statements have been issued. The Company will not elect for early adoption of FIN 48, thus the provisions of FIN 48 will be implemented in the quarter ending December 31, 2007. The Company is currently determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment to SFAS 140.”  SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at fair value. Under SFAS 156, an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. This statement will be adopted by the Company in the first quarter of its fiscal year 2007. The Company is currently determining the effect, if any, the adoption of FAS 156 will have on its financial statements.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Stock-Based Compensation

Employee stock options

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

	Years Ended September 30,
	2006	2005	2004
Expected life (years)	6.25	8.0	10.0
Expected stock volatility	27.75%	28.0%	23.0%
Risk-free interest rate	4.0%	4.3%	4.1%
Dividends	1.2%	1.1%	0.7%

During the fiscal year ended September 30, 2006, the Company granted 44,000 employee stock options. There was no corresponding tax benefit recorded since the options issued were incentive stock options (“ISOs”) and employees have typically held the stock received on exercise for the requisite holding period. However, with respect to taxable transactions, including disqualifying dispositions of ISO shares and exercises of non-qualified stock options, the Company recorded a $231,000 deferred tax benefit with an offset to additional paid-in capital for fiscal 2006.

The unamortized compensation related to previously issued options is being expensed over the remaining vesting period of those options. At September 30, 2006 and 2005, the Company had unamortized compensation expense of $2.3 million and $3.1 million, respectively. For fiscal 2006, the Company recorded compensation expense of $1.1 million ($0.06 per share-diluted).

For the fiscal years ended September 30, 2005 and 2004, the Company accounted for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25 and related interpretations. No stock-based employee compensation expense was reflected in net income since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Stock-Based Compensation − Employee stock options − (Continued)

SFAS 123R requires the disclosures of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted. The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS 123R (in thousands, except per share data):

	Years Ended September 30,
	2005	2004
Net income	$16,458	$18,409
Stock-based employee compensation determined under the fair value-based method, net of tax	(3,244)	(2,328)
Pro forma net income	$13,214	$16,081

Basic earnings per share:
As reported	$0.93	$1.06
Pro forma	$0.75	$0.92

Diluted earnings per share:
As reported	$0.86	$1.01
Pro forma	$0.69	$0.88

Restricted common stock

In February 2006, LEAF issued 300,000 shares of its restricted common stock valued at $69,000 based on 3% of LEAF’s equity as of the date of issuance. These restricted shares, issued to three senior officers of LEAF, vest 50% per year commencing on February 1, 2007. For fiscal 2006, the Company recorded stock-based compensation for the LEAF restricted stock of $36,000.

In fiscal 2006, the Company issued 84,580 shares of restricted RAI common stock to its senior management valued at $1.5 million based on the closing price of the Company’s stock as of the date of grant. These restricted shares vest 25% per year commencing on January 3, 2007 except for 1,061 shares which vested immediately. For fiscal 2006, the Company recorded stock-based compensation expense for these restricted shares of $269,000.

In conjunction with the formation of RCC in March 2005, the Company received restricted shares of RCC (see Note 9). The Company accounts for the RCC restricted stock and stock options it holds in accordance with EITF 96-18, ‘‘Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,’’ and SFAS 123-R.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash. The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms. At September 30, 2006, the Company had $43.0 million in deposits at various banks, of which $40.3 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Investments in Marketable Securities

       The Company accounts for its investments in affiliates, financial fund management entities and other marketable securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in affiliates include the Company’s holdings in The Bancorp, Inc. (“TBBK”) (Nasdaq: TBBK) and RCC. Investments in financial fund management entities include the Company’s direct investments in the unconsolidated collateralized debt obligations (“CDOs”) it sponsors as well as its indirect holdings in CDOs through its consolidation with the Structured Finance Fund (“SFF”) entities. These investment securities are classified as available-for-sale and, as such, are carried at fair value based on market quotes. Cumulative net unrealized gains and losses on these investment securities, net of tax, are reported as accumulated comprehensive income (loss) in stockholders’ equity. The cost of securities sold is based on the specific identification method.

The investments held by the respective CDOs are sensitive to interest rate fluctuations, which accordingly impact their fair value. Unrealized losses are generally caused by the effect of rising interest rates on certain securities with stated interest rates that are below market. The Company’s review of these CDO investments at September 30, 2006 noted that all were current with respect to scheduled payments of interest and principal and that there were no changes in characteristics to indicate any credit impairment. Therefore, the Company does not believe that the unrealized losses in the CDOs represent an other-than-temporary impairment as of September 30, 2006.

The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in marketable securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses		Estimated Fair Value
September 30, 2006	$61,915	$8,731		$(1,560)	$69,086
September 30, 2005	$37,963	$3,421	$	−	$41,384

CDO investments with unrealized losses as of September 30, 2006 along with the related fair value and aggregated by the length of time they were in a continuous unrealized loss position, are as follows (in thousands):

Estimated Fair Value	Less than 12 Months	Estimated Fair Value	More than 12 Months
$13,383	$(735)	$5,517	$(825)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments

The Company used the following methods and assumptions in estimating the fair value of each class of financial instrument for which it is practicable to estimate fair value.

For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

It is impractical to determine the fair values of the Company’s investments in real estate loans because each loan is a unique transaction involving a discrete property. However, the Company believes the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

The fair value of certain financial instruments is as follows (in thousands):

	September 30, 2006		September 30, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Loans held for investment	$69,314	$69,532	$97,752	$97,752
Borrowings (1)
Secured warehouse debt	$69,297	$69,297	$97,751	$97,751
Real estate debt	14,028	14,028	18,519	18,519
Commercial finance debt	86,400	86,400	30,942	30,942
Other debt	2,513	2,513	90	90
	$172,238	$172,238	$147,302	$147,302

(1)
The carrying value of the Company’s floating rate debt approximates its fair value because of the short-term maturity of these instruments and the variable interest rates in the debt agreements. The carrying value of the Company’s fixed rate debt approximates its fair value due to its recent issuance.

Loans Held for Investment

The Company purchases participations in corporate leveraged loans and commercial real estate loans in the secondary market and through syndications of newly-originated loans. These loans are held for investment; therefore, the Company initially records them at their purchase price, and subsequently accounts for them based on their outstanding principal plus or minus any unamortized premiums or discounts. The Company may sell a loan held for investment if the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease. Once the Company decides that it no longer will hold the loan for investment, the loan is recorded at the lower of amortized cost or fair value.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Loans Held for Investment − (Continued)

        To estimate the allowance for loan losses, the Company first identifies impaired loans. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value. Fair value may be determined based on market price, if available; the fair value of the collateral less estimated disposition costs; or the present value of estimated cash flows. Increases in the allowance for loan losses are recognized in the statements of income as a provision for loan losses. When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then the Company will record a charge-off or write-down of the loan against the allowance for loan losses.

An impaired loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as either (1) management believes that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. While on non-accrual status, the Company recognizes interest income only when actual payment is received.

Property and Equipment

         Property and equipment is stated at cost. Depreciation is based on cost, less estimated salvage value, using the straight-line method over the asset’s estimated useful life. Amortization is based on cost, maintenance and repairs are expensed as incurred using the straight-line method over the lease term. Major renewals and improvements that extend the useful lives of property and equipment are capitalized.

Revenue Recognition

Resource Capital Corp.

In March 2005, the Company entered into a Management Agreement pursuant to which it will provide certain services, including investment management and certain administrative services to RCC. The Company receives fees and is reimbursed for its expenses as follows:

•
a monthly base management fee equal to 1/12th of the amount of RCC’s equity multiplied by 1.50%. Under the Management Agreement, ‘‘equity’’ is equal to the net proceeds from any issuance of shares of common stock less other offering related costs plus or minus the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts RCC paid for common stock repurchases. The calculation may be adjusted for one-time events due to changes in generally accepted accounting principles (“GAAP”) as well as other non-cash charges, upon approval of the independent directors of RCC;

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition − Resource Capital Corp. − (Continued)

•
incentive compensation based on the products of (i) 25% of the dollar amount by which, (A) RCC’s net income per common share (before non-cash equity compensation expense and incentive compensation) for a quarter (based on the weighted average number of shares outstanding) exceeds, (B) an amount equal to (1) the weighted average share price of shares of common stock in the offerings of RCC, multiplied by (2) the greater of (a) 2.00% or (b) 0.50% plus one-fourth of the ten year treasury rate (as defined in the Management Agreement for such quarter), multiplied by (ii) the weighted average number of common shares outstanding for the quarter. The calculation may be adjusted for one time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of RCC; and

•	out-of-pocket expenses and certain other costs incurred by the Company associated with RCC and its operations.

The incentive compensation is to be paid quarterly. Seventy-five percent (75%) of the incentive compensation is to be paid in cash and twenty-five percent (25%) is to be paid in the form of a restricted stock award. The Company may elect to receive more than 25% of its incentive compensation in the form of shares of common stock. However, the Company’s ownership percentage in RCC, direct and indirect, cannot exceed 15%. All shares are fully vested upon issuance, provided that the Company may not sell such shares for one year after the incentive compensation becomes due and payable. Shares payable as incentive compensation are valued at the average of the closing prices of the shares over the thirty day period ending three days prior to the issuance of such shares.

The initial term of the Management Agreement ends March 31, 2008. The Management Agreement automatically renews for a one-year term at the end of the initial term and each renewal term. With a two-thirds vote of the independent directors of RCC, the independent directors of RCC may elect to terminate the Management Agreement because of the following:

•	unsatisfactory performance; and/or

•	unfair compensation payable to the Company and fair compensation cannot be agreed upon between two-thirds of the independent directors of RCC and the Company.

In the event that the Management Agreement is terminated based on the provisions disclosed above, RCC must pay the Company a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive during the two 12-month periods immediately preceding the date of such termination. The Management Agreement also entitles RCC to terminate the Management Agreement for cause.

       Furthermore, the Company receives an acquisition fee of 1% of the carrying value of the commercial finance assets it sells to RCC.

In fiscal 2006, the management and acquisition fees that the Company received from RCC were $8.2 million, or 10% of our consolidated revenues. These fees have been reported as revenues by each of the Company’s operating segments, except for Resource Europe.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition − Financial Fund Management

Loan Interest Income Recognition

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted into income using the effective yield method. When the Company purchases a loan or pool of loans at a discount, it considers the provisions of American Institute of Certified Public Accountants Statement of Position (‘‘SOP’’) 03-3 ‘‘Accounting for Certain Loans or Debt Securities Acquired in a Transfer’’ to evaluate whether all or a portion of the discount represents accretable yield. If a loan with a premium or discount is prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase to interest income.
Stock-Based Compensation

The Company accounts for the RCC restricted stock and stock options it has received in accordance with EITF 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services." The terms of the stock award agreement provide that the deferred compensation be amortized over a three-year graded vesting period. The unvested stock and options are adjusted quarterly to reflect changes in the market value of RCC as performance under the agreement is completed. Such changes are reflected in the equity compensation expense recognized in that quarter and in future quarters until the stock and options are fully vested.

Investments in Unconsolidated Entities

Investments in the Trapeza entities are accounted for using the equity method of accounting because the Company, as a 50% owner of the general partner of these entities, has the ability to exercise significant influence over their operating and financial decisions. The Company's combined general and limited partner interests in these entities range from 13% to 18%.

The Company accounts for four other company-sponsored partnerships using the equity method.  Three of these partnerships invest in regional banks and the other is organized as a hedge fund that the Company manages.  The Company’s combined general and limited partner interests in each of these partnerships is approximately 10%. At September 30, 2005, these entities were consolidated with the Company’s financial statements (see Note 10).

Investment Securities Available-for-Sale

Investments in financial fund management entities contain the interests in unconsolidated CDOs owned by the Company and interests owned by the SFF partnerships that the Company controls and as a result, are consolidated in its financial statements. The Company's combined general and limited partner interests in the SFF entities range from 15% to 36% and the interests owned by third parties are reflected as minority interest. The SFF entities are accounted for in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition − Real Estate

Investments in Unconsolidated Entities

The Company’s investments in real estate limited partnerships, limited liability companies and TIC property interests are accounted for using the equity method of accounting since the Company has the ability to exercise significant influence over operating and financial decisions of the entities. These entities, which the Company sponsored and manages, were organized to invest in multi-family residential properties.

Fee Income

The Company receives acquisition fees of 1.75% of the net purchase price of properties acquired and financing fees equal to 1.75% of the debt obtained or assumed related to the properties acquired. In conjunction with TIC acquisitions, the Company also may receive a bridge equity fee. The Company recognizes these fees upon acquiring the properties and obtaining the related financing.

The Company also receives a monthly property management fee equal to 5% of the gross operating revenues from the underlying properties. The Company typically subcontracts its property management obligations to third party property managers. The Company recognizes this fee as the revenues of the underlying properties are earned.

Additionally, the Company receives an annual investment management fee from the limited partnerships equal to 1% of the gross offering proceeds of each partnership for its services. The Company receives an annual asset management fee from the TIC investments equal to 1% of the gross revenues from the property in connection with its performance of its asset management responsibilities. The Company receives an annual asset management fee from one limited liability company equal to 1.5% of the gross revenues of the underlying properties. These investment management fees and asset management fees are recognized ratably over each annual period.

Loan Interest Income Recognition

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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition − (Continued)

Commercial Finance

Finance Revenues

Investments in commercial finance assets consist of notes receivable, direct financing leases and operating leases. Leases are recorded in accordance with SFAS 13, “Accounting for Leases,” and its various amendments and interpretations.

Notes Receivable. For term loans, the investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

Direct Financing Leases. Certain of the Company’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Company’s investment in direct financing leases consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Initial direct costs incurred in the consummation of the lease are capitalized as part of the investment in lease receivables and amortized over the lease term as a reduction of the yield.

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Company recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Company will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Company’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no writedowns of equipment during fiscal 2006, 2005 and 2004.

The Company generally discontinues the recognition of revenue for leases and notes for which payments are more than 90 days past due.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition − Commercial Finance − (Continued)

Acquisition and Fund Management Fees

The Company receives acquisition fees from its leasing partnerships and ML equal to a percentage of the cost of leased equipment acquired as compensation for expenses incurred related to the lease acquisition. These fees are earned at the time of the sale of the related leased equipment to its partnerships and ML.

The Company also receives management fees for managing and servicing the leased assets acquired and earns fees at the time the service is performed. The Company also currently receives servicing fees ranging from 2% to 4% of gross rental payments received from certain parties and servicing fees that average 1% of the managed portfolio balance from others. Further, the Company receives fees as a reimbursement of its operating and administrative expenses incurred to manage the investment partnerships.

Until September 2006, the Company had a program with subsidiaries of Merrill Lynch Commercial Finance Corp. (“ML”) under which it originated and sold leases to ML. The Company recorded gains or losses on the sales of leases and notes to ML based on the present value of the estimated cash flows that it retained over the estimated outstanding period of the receivables. This excess cash flow essentially represented an "interest-only" ("I/O") strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid for debt service, credit losses, and service fees. During fiscal 2006 and 2005, the Company recognized gains of $28,000 and $313,000, net of tax, respectively related to the I/O strip. On September 26, 2006, the Company terminated this program with ML.

Investments in Unconsolidated Entities

Investments in commercial finance partnerships are accounted for using the equity method of accounting since the Company has the ability to exercise significant influence over operating and financial decisions of the partnerships.

Other Revenues

Fees from delinquent payments are recognized when received and are included in other income.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the Company include changes in the fair value, net of taxes, of investment securities available-for-sale. Hedging gains and losses of Atlas America were also included in comprehensive income through June 30, 2005, the spin-off completion date.

The following table reflects the changes in comprehensive income (in thousands):

	Years Ended September 30,
	2006	2005	2004
Net income	$19,870	$16,458	$18,409
Other comprehensive income (loss):
Unrealized gains on investment securities available-for-sale net of tax of $2,003, $1,368 and $827	3,225	2,001	1,606
Less: reclassification for gains realized in net income, net of tax of $255, $618 and $3,214	(400)	(927)	(6,239)
	2,825	1,074	(4,633)
Unrealized gains (losses) on hedging contracts, net of tax of $0, $122 and ($1,384)	−	227	(2,571)
Add: reclassification for losses realized in net income, net of tax of $0, $248 and $10	−	461	18
	−	688	(2,553)
Comprehensive income	$22,695	$18,220	$11,223

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“Basic EPS”) is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised as well as the dilutive effect of other award plans, including restricted stock and director units.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 4 - EARNINGS (LOSS) PER SHARE − (Continued)

The following table presents a reconciliation of the components used in the computation of Basic EPS and Diluted EPS (in thousands):

	Years Ended September 30,
	2006	2005	2004
Earnings − Basic
Continuing operations	$17,282	$5,388	$1,610
Discontinued operations	1,231	11,070	16,799
Cumulative effect of accounting change (1)	1,357	−	-
Net income	$19,870	$16,458	$18,409

Earnings − Diluted
Continuing operations	$17,282	$5,388	$1,610
Minority interest from the assumed conversion of notes (2)	(35)	(29)	(4)
Income from continuing operations, as adjusted	17,247	5,359	1,606
Discontinued operations	1,231	11,070	16,799
Cumulative effect of accounting change (1)	1,357	−	−
Net income	$19,835	$16,429	$18,405

Shares (3)
Basic shares outstanding	17,627	17,696	17,417
Dilutive effect of stock option and award plans	1,494	1,508	892
Dilutive shares outstanding	19,121	19,204	18,309

(1)	The Company recorded a cumulative adjustment for the elimination of the one-quarter delay in reporting its equity in earnings of the Trapeza entities (see Note 10).

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

(3)	As of September 30, 2006, there were 30,000 outstanding options that were anti-dilutive. As of September 30, 2005, all outstanding options were dilutive.

NOTE 5 -RESTRICTED CASH

At September 30, 2006, the Company held $8.1 million of cash in escrow accounts in conjunction with certain financing arrangements (see Notes 12 and 17). At September 30, 2005, the Company held $5.0 million in escrow in conjunction with a warehouse facility.

NOTE 6 - INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	September 30,
	2006	2005
Direct financing leases, net	$32,275	$25,869
Notes receivable	74,864	10,309
Assets subject to operating leases, net of accumulated depreciation of $46 and $481	1,711	5,216
Investments in commercial finance	$108,850	$41,394

The interest rates on notes receivable generally range from 8% to 15%.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 6 - INVESTMENTS IN COMMERCIAL FINANCE − (Continued)

The components of direct financing leases are as follows (in thousands):

	September 30,
	2006	2005
Total future minimum lease payments receivables	$37,398	$30,391
Initial direct costs, net of amortization	598	564
Unguaranteed residuals	362	503
Unearned income	(6,083)	(5,589)
Investments in direct financing leases	$32,275	$25,869

Although the lease and notes terms extend over many years as indicated in the following table, the Company routinely sells without recourse the leases and notes it acquires or originates to the investment entities it manages (including RCC and prior to September 26, 2006, ML) shortly after their acquisition or origination in accordance with agreements with each party. As a result of these routine sales of leases and notes as well as the Company’s credit evaluations, management concluded that no allowance for possible losses was needed at September 30, 2006, 2005 and 2004. The contractual future minimum lease and note payments and related rental payments scheduled to be received on direct financing non-cancelable leases, notes receivable and operating leases for each of the five succeeding annual periods ending September 30 and thereafter are as follows (in thousands):

	Direct Financing Leases	Notes Receivable	Operating Leases (1)
2007	$11,098	$26,195	$565
2008	9,658	17,047	450
2009	7,828	14,400	294
2010	5,103	8,595	205
2011	2,866	4,005	118
Thereafter	845	4,622	−
	$37,398	$74,864	$1,632

(1)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 7 − LOANS HELD FOR INVESTMENT

The Company typically funds the initial acquisition of portfolio assets for CDO issuers it sponsors through a secured warehouse credit facility prior to closing the CDO issuer’s offering.  In those transactions in which the Company is deemed to be the primary beneficiary (as defined by FIN 46-R), the assets and liabilities of the CDO issuer are consolidated. Upon the execution of the CDO, the warehouse facility is refinanced through the issuance of CDOs and the CDO issuer is no longer consolidated with the Company.

The following is a summary of the Company’s bank loans held for investment (in thousands):

	September 30,
	2006	2005
Principal	$69,312	$97,477
Unamortized premium	18	275
Unamortized discount	(16)	−
Loans held for investment	$69,314	$97,752

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 7 − LOANS HELD FOR INVESTMENT − (Continued)

       At September 30, 2006, the Company’s secured bank loan portfolio consisted of $69.3 million of floating rate loans, which bear interest between various London Inter-Bank Offered Rates (“LIBOR”), including European LIBOR, rates plus 1.75% to 4.25%, with maturity dates ranging from October 2012 to March 2016. There were no fixed rate loans as of September 30, 2006.

At September 30, 2006, all of the Company’s loans are current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred.

       At September 30, 2005, the Company’s secured bank loan portfolio consisted of $97.8 million of floating rate loans, which bore interest between various LIBOR rates plus 1.00% to 6.00%, with maturity dates ranging from December 2005 to April 2013. There were no fixed rate loans as of September 30, 2005. In December 2005, the Company transferred these loans at cost to an unconsolidated CDO issuer that the Company sponsored. The related secured warehouse credit facility was simultaneously terminated (see Note 12).

Based on its review of its loans held for investment at September 30, 2006 and 2005, respectively, management of the Company determined that no allowance for loan losses was needed.

NOTE 8 - INVESTMENTS IN REAL ESTATE

Real Estate Loans and Real Estate

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	September 30,
	2006	2005
Real estate loans:
Balance, beginning of period	$25,923	$24,066
New loans	5,109	2,240
Additions to existing loans	2,310	1,399
Collection of principal	(5,068)	(2,273)
Other	465	491
Balance, end of period	28,739	25,923
Real estate:
Ventures	9,519	8,220
Owned, net of accumulated depreciation of $1,736 and $1,346	12,616	12,676
Total real estate	22,135	20,896
Allowance for possible losses	(770)	(770)
Investments in real estate	$50,104	$46,049

Minimum future rental income under non-cancelable operating leases associated with real estate rental properties owned by the Company or that have been consolidated under FIN 46-R for each of the five succeeding years ending September 30 and thereafter are as follows: 2007 - $739,000; 2008 - $750,000; 2009 - $725,000; 2010 - $595,000; 2011 - $470,000; and thereafter - $1,496,000.

Based on its review of its investments in real estate at September 30, 2006 and 2005, respectively, management of the Company determined that the allowance for loan losses of $770,000 was adequate.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 8 - INVESTMENTS IN REAL ESTATE − (Continued)

Consolidation of Variable Interest Entities − Real Estate

Certain entities relating to the Company’s real estate business have been consolidated in accordance with FIN 46-R. Due to the timing of the receipt of financial information from third parties, the Company accounts for the activities of these entities on a one quarter lag, except when adjusting for the impact of significant events such as a refinance or sale.

The assets, liabilities, revenues and costs and expenses of the VIEs that are included in the consolidated financial statements are not the Company’s. The liabilities of the VIEs will be satisfied from the cash flows of the respective VIE’s consolidated assets, not from the assets of the Company, which has no legal obligation to satisfy those liabilities.

The following tables provide supplemental information about assets, liabilities, revenues and costs and expenses associated with two and three entities at September 30, 2006 and 2005, respectively, that were consolidated in accordance with FIN 46-R (in thousands):

	September 30,
	2006	2005
Assets:
Cash	$85	$643
Accounts receivable	23	59
Property and equipment, net of accumulated depreciation of $404 and $1,345 (see Note 11)	3,496	27,196
Other assets	21	74
Total assets	$3,625	$27,972

Liabilities:
Accounts payable	$50	$570
Accrued expenses and other liabilities	59	438
Borrowings	1,536	18,519
Total liabilities	$1,645	$19,527

	Years Ended September 30,
	2006	2005	2004
Continuing operations − Real estate:
Revenues	$476	$4,153	$3,500

Costs and expenses:
Operating expenses	144	3,501	2,374
Depreciation and amortization	154	382	334
Interest	140	188	157
Total costs and expenses	438	4,071	2,865
Income from continuing operations	$38	$82	$635

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 8 - INVESTMENTS IN REAL ESTATE − (Continued)

Consolidation of Real Estate Entities Held for Sale

The following tables provide supplemental information about assets, liabilities and discontinued operations associated with one and six entities that were held for sale at September 30, 2006 and 2005, respectively (in thousands):

	September 30,
	2006		2005
Assets:
Cash	$	−	$2,546
Accounts receivable		−	569
Property and equipment, net (1)		1,293	103,237
Other assets		19	1,168
Total assets held for sale (1)		$1,312	$107,520
Liabilities:
Mortgage loans (1)		$1,130	$69,058
Other liabilities		15	5,380
Total liabilities associated with assets held for sale		$1,145	$74,438

(1)	The decrease at September 30, 2006 reflects the sale of one owned and four FIN 46 properties and the resolution of the corresponding mortgage loans that had been held for sale at September 30, 2005.

	Years Ended September 30,
	2006	2005	2004
Discontinued operations:
Revenues	$14,125	$23,283	$21,770
Costs and expenses	(11,451)	(19,674)	(20,521)
Operating income	2,674	3,609	1,249
Writedown of properties	−	(2,303)	(7,337)
(Loss) gain on disposals	(883)	(9,396)	749
Income tax (provision) benefit	(591)	2,875	1,981
Income (loss) from discontinued operations, net of tax	$1,200	$(5,215)	$(3,358)

For further information, see Note 18 on discontinued operations.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 9 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

In fiscal 2006, the Company’s investment securities available-for-sale were carried at fair market value based on market quotes. Unrealized gains or losses, net of tax, were reported as a separate component of stockholders’ equity. In fiscal 2005, the Company’s investment in RCC was carried at the lower of cost or market, whereas TBBK was carried at market value.

The Company has invested in two affiliated publicly-traded companies, RCC and TBBK, in addition to CDO issuers it has sponsored and manages as follows (in thousands):

	September 30,
	2006	2005
Investment in RCC, including unrealized gains of $879 and $0	$29,588	$15,998
Investment in TBBK, including unrealized gains of $5,696 and $2,592	9,132	6,529
Investment in financial fund management entities, including unrealized losses of $1,471 and $0	26,137	15,826
Total investment securities available-for-sale	$64,857	$38,353

In March 2005, RCC completed a private placement of 15,333,334 shares of its common stock at a price of $15.00 per share. On February 10, 2006, RCC closed its initial public offering of 4,000,000 shares of common stock (including 1,879,200 shares sold by selling stockholders) at a price of $15.00 per share. The Company purchased 1,000,000 shares in the March 2005 offering and 900,000 shares in the February 2006 offering. In connection with the formation of RCC, the Company was granted 345,000 shares of restricted stock and options to purchase 651,666 shares of common stock of RCC. Subsequently, the Company awarded 344,079 shares of the RCC restricted stock and 649,500 of the RCC options to officers and employees who provide management services to RCC.

The Company held 482,009 and 532,009 shares of TBBK as of September 30, 2006 and 2005, respectively, of which 358,290 and 408,290 shares were included in investment securities available for sale and 123,719 shares were included in other assets at September 30, 2006 and 2005, respectively.

Investments in financial fund management entities represent the Company’s and SFF partnerships’ investments in CDOs that the Company has sponsored and manages. These investments included investments in ten and five CDOs at September 30, 2006 and 2005, respectively.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 10 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, including partnerships and TIC programs. The following table details these investments and the range of partnership interests owned accounted for using the equity method because the Company has the ability to exercise significant influence over their operating and financial decisions (in thousands):

	September 30,		Range of Combined
	2006	2005	Partnership Interests
Trapeza entities	$15,007	$10,457	13% to 18%
Financial fund management partnerships (1)	5,772	−	10%
Real Estate investment partnerships	3,927	2,919	3.9% to 23.0%
Commercial finance investment partnerships	1,353	822	1% to 5%
TIC property interests (2)	567	10,366	N/A
Total investments in unconsolidated entities	$26,626	$24,564

(1)
Due to a change in the partnership agreements that gave the limited partners the right to remove the Company as the general partner in fiscal 2006, the Company no longer consolidates two of these affiliated partnerships that had been consolidated at September 30, 2005. These partnerships, which invest in regional banks, are included in financial fund management partnerships at September 30, 2006 at a cost of $3.2 million. In addition, the Company has a $2.5 million investment in a hedge fund it manages.

(2)
As of September 30, 2005, the Company had sponsored and managed two TIC property interests. During the year ended September 30, 2006, these TIC interests were sold to third-party investors and two new TIC property interests were acquired. At September 30, 2006, substantially all of these interests have been sold to third-party investors.

      Historically, the Company has presented its equity earnings and losses of the Trapeza entities on a one-quarter delay as permitted under GAAP. Beginning with the period ended June 30, 2006, improvements in the timeliness and availability of financial data from the Trapeza entities have allowed the Company to report its share in those earnings on a current basis. As a result of this change, the Company’s equity in earnings of the Trapeza entities of $1.4 million, net of tax of $983,000, for the three months ended September 30, 2005 is being reported as a cumulative change in accounting principle as of October 1, 2005.

The Company has equity interests of 50% and 33.33% in the managers of the Trapeza CDO entities, Trapeza Capital Management, LLC and Trapeza Management Group, LLC, respectively. The Company does not consolidate these entities since it does not have control over them and reports the equity results of these entities on a current basis beginning in fiscal 2006. Summarized operating data for these entities is presented below (in thousands):
	Years Ended September 30,
	2006	2005	2004
Trapeza Capital Management, LLC
Management fees	$6,810	$5,432	$4,816
Operating expenses	(1,746)	(1,151)	(939)
Other (expense) income	(170)	(356)	35
Net income	$4,894	$3,925	$3,912
RAI’s proportionate share of the net income	$2,447	$1,963	$1,956

	Years Ended September 30,
	2006	2005	2004
Trapeza Capital Group, LLC
Management fees	$2,724	$2,342	$276
Operating expenses	(255)	(243)	(42)
Other (expense) income	(69)	909	34
Net income	$2,400	$3,008	$268
RAI’s proportionate share of the net income	$800	$1,003	$89

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 11 − PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	Estimated	September 30,
	Useful Lives	2006	2005
Leasehold improvements	1-15 years	$2,894	$1,134
Real estate assets − FIN 46 (1)	40 years	3,900	28,541
Furniture and equipment	3-10 years	6,262	4,112
		13,056	33,787
Accumulated depreciation and amortization		(3,531)	(3,266)
Property and equipment, net		$9,525	$30,521

(1)	The decrease reflects the December 2005 resolution of one loan whose underlying assets were consolidated with the Company’s assets pursuant to FIN 46.

NOTE 12 - BORROWINGS

Borrowings consisted of the following (in thousands):

	September 30,
	2006	2005
Secured warehouse credit facilities	$69,297	$97,751
Secured revolving credit facilities − commercial finance	86,400	30,942
Real estate − mortgage loan	12,492	−
Real estate − FIN 46 mortgage loans	1,536	18,519
Other debt	2,513	90
Total borrowings	$172,238	$147,302

Annual principal payments over the next five years ending September 30 and thereafter are as follows (in thousands):

2007	$87,254	(1)
2008	889
2009	926
2010	955
2011	12,235
Thereafter	682
	$102,941	(1)

(1)	Excludes $69.3 million related to credit facilities that will be transferred upon the execution of the associated CDO transactions and will not have to be repaid by the Company.

Secured warehouse credit facilities

In June 2006, the Company entered into a $300.0 million warehouse credit facility with affiliates of Credit Suisse International to fund its purchases of bank loans in Europe. The Company is charged interest during the warehouse period at the European London Inter-bank Offered Rate plus 65 basis points (3.8% on borrowings outstanding of $66.4 million at September 30, 2006) in return for a participation interest in the interest earned on the loans. The warehouse credit facility will expire and interest will be payable upon the closing of the collateralized loan obligation which is expected to be completed by the second quarter of fiscal 2007. The facility agreement provides for a guarantee by the Company as well as an escrow deposit (see Notes 5 and 17).

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 12 - BORROWINGS − (Continued)

Secured warehouse credit facilities − (Continued)

In August 2006, the Company entered into a $350.0 million warehouse credit facility with affiliates of Credit Suisse Securities LLC to fund its purchases of bank loans. The Company is charged interest during the warehouse period at London Inter-Bank Offered Rate (“LIBOR”) plus 62.5 basis points (6.0% on borrowings outstanding of $2.9 million at September 30, 2006) in return for a participation interest in the interest earned on the loans. The warehouse credit facility will expire and interest will be payable upon the closing of the CDO, which is expected to be completed in the fourth quarter of fiscal 2007. The facility agreement provides for a guarantee by the Company as well as an escrow deposit (see Notes 5 and 17).

The Company had a warehouse facility at September 30, 2005 with Credit Suisse First Boston to fund the purchase of bank loans. This facility was terminated upon the closing of the underlying CDO in December 2005.

Secured revolving credit facilities − commercial finance

On July 31, 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires July 31, 2009. Outstanding borrowings bear interest at one of two rates: (i) LIBOR plus 150 basis points or (ii) the prime rate. As of September 30, 2006, the balance outstanding was $86.4 million at an interest rate of 6.9%. The average borrowings in fiscal 2006 were $60.6 million and the weighted average interest rate was 7.0%. The underlying equipment being leased or financed collateralizes the borrowings under this facility. The Company has guaranteed this facility up to a maximum of $75.0 million.

In 2005, the Company’s commercial finance segment had two secured revolving credit facilities, both of which were repaid and terminated on July 31, 2006 with the proceeds from the Nat City Facility. At September 30, 2005, LEAF had a $15.0 million secured credit facility with Commerce Bank with outstanding borrowings of $740,000 at an interest rate of 6.7%. In addition, LEAF had a $75.0 million facility with National City Bank with outstanding borrowings of $30.2 million at an interest rate of 5.8%.

Real estate-mortgage loan

On June 30, 2006, the Company obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia. The mortgage is due on July 6, 2011. The loan bears interest at 6.9% until October 6, 2006 and requires monthly payments of $82,300 for principal and interest. Commencing November 6, 2006, the mortgage will have a 7.1% fixed rate and will require monthly payments of principal and interest of $84,220.

Real estate-FIN 46 mortgage loans

As of September 30, 2006, a VIE consolidated by the Company in accordance with FIN 46-R is the obligor under an outstanding first mortgage loan secured by real estate with an outstanding balance totaling $1.5 million. The mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 8.80% and matures in July 2014. The mortgage loan is not a legal obligation of the Company; however, it is senior to the VIE’s obligation to the Company. Loan payments are paid from the cash flow of the VIE.

As of September 30, 2005, three VIEs consolidated by the Company in accordance with FIN 46-R held three outstanding first mortgage loans secured by real estate with outstanding balances totaling $18.5 million. These mortgages required monthly payments of principal and interest at fixed rates ranging from 5.25% to 8.80%. During fiscal 2006, the Company sold one of the properties and repaid the mortgage on a second property.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 12 - BORROWINGS − (Continued)

Other debt

Secured revolving credit facilities.   The Company has a $14.0 million revolving line of credit with Sovereign Bank expiring in July 2009 which is secured by certain real estate collateral and the market value of 700,000 shares of RCC stock. The availability under the facility is limited based on the value of the collateral. Outstanding borrowings bear interest at one of two rates elected at the Company’s option: (i) LIBOR plus 200 basis points or (ii) the prime rate. As of September 30, 2006, there were no outstanding borrowings and $11.4 million was available under this line.

The Company has a $25.0 million revolving line of credit with Commerce Bank expiring in August 2009 secured by collateral of 358,290 shares of TBBK stock and 1.2 million shares of RCC stock held by the Company. The availability under the facility is limited based on the value of the collateral. Outstanding borrowings bear interest at one of two rates, elected at the Company’s option: (i) LIBOR plus 2.25% or (ii) the prime rate plus 1%. As of September 30, 2006, there were no outstanding borrowings and $22.1 million was available under this line.

Notes. On June 15, 2006, the Company borrowed $1.5 million from JP Morgan under a promissory note for the purchase of its equity investment in Trapeza X. The note requires quarterly payments of principal and interest at LIBOR plus 100 basis points (5.35% at September 30, 2006) and matures in July 2010. The Company’s share of the equity distributions and its share of the collateral management fees from Trapeza X collaterized the borrowings under the note. The $1.5 million note remains outstanding at September 30, 2006.

At September 30, 2006, the Company also has an outstanding balance of $950,000 on a secured note with Sovereign Bank. The note, secured by the furniture and computer equipment of the Company’s commercial finance business, requires monthly payments of principal and interest of $18,796 over five years at a fixed interest rate of 6.87%.

Covenants

      At September 30, 2006, the Company was in compliance with all of the financial covenants under its various debt agreements. These financial covenants are customary for the type and size of the related debt facilities and include minimum equity requirements as well as specified debt service coverage and leverage ratios.

NOTE 13 - INCOME TAXES

The following table details the components of the Company's income taxes from continuing operations (in thousands):

	Years Ended September 30,
	2006	2005	2004
Provision (benefit) for income taxes:
Current:
Federal	$5,238	$-	$-
State	1,118	-	-
Deferred	(3,120)	3,591	1,127
Income tax provision	$3,236	$3,591	$1,127

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 13 - INCOME TAXES − (Continued)

A reconciliation between the U.S. statutory federal income tax rate and the Company's effective income tax rate is as follows:

	Years Ended September 30,
	2006	2005	2004
Statutory tax rate	35%	35%	35%
Tax-exempt interest	(1)	(1)	(4)
State and local taxes on income, net of U.S. federal income tax benefit	5	7	9
Valuation allowance for state loss carryforwards	(17)	(4)	−
Deferred tax asset for local net operating losses	(6)	−	−
Other items	−	3	1
	16%	40%	41%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s net deferred tax liability were as follows (in thousands):

	September 30,
	2006	2005
Deferred tax assets related to:
State and local loss carryforwards	$7,693		$5,328
Accrued expenses	−		4,054
Provision for possible losses	191		132
Employee stock option exercises	−		2,538
Gross deferred tax assets	7,884		12,052
Valuation allowance	(1,476)		(4,966)
Total deferred tax assets	6,408		7,086

Deferred tax liabilities related to:
Property and equipment basis differences	(828)		(603)
Accrued expenses	(2,282)		−
Investments in real estate assets	(1,485)		(3,555)
Investments in partnership interests	(3,035)		(1,572)
Unrealized gains on investments	(3,116)		(1,356)
Total deferred tax liabilities	(10,746)		(7,086)
Net deferred tax liability	$(4,338)	$	−

As of September 30, 2005, the Company had a deferred tax asset of $5.3 million resulting from state net operating loss carryforwards (“NOLs”) of $77.9 million. A valuation allowance was established against substantially all of this deferred tax asset, based upon management’s assessment at that time that it was more likely than not that the Company would not be able to utilize the NOLs prior to their expiration.

      During fiscal 2006, the Company implemented tax planning strategies that management believes make it more likely than not that the Company will be able to utilize approximately $39.5 million of the NOLs before their expiration.  Accordingly, $3.9 million of the prior year valuation allowance was reversed in fiscal 2006.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 13 - INCOME TAXES − (Continued)

In addition, the Company recorded a deferred tax asset in fiscal 2006 of $1.1 million associated with $16.3 million of local NOLs for which management had previously believed would more likely than not be realized prior to their statutory expiration dates.  Management has established a valuation allowance of $228,000 against these NOLs for the portion it believes is unlikely to be realized in future years.

As of September 30, 2006, the Company had available state and local NOLs of $89.9 million which expire in the fiscal years 2007 through 2030. Management will continue to assess its estimates of the amount of NOLs that the Company will be able to utilize. The estimate of the required valuation allowances could be adjusted in the future if projections of taxable income are revised.

NOTE 14 - BENEFIT PLANS

Employee Stock Plans. During fiscal 2006, the Company had four employee stock plans, the 1997 plan, the 1999 plan, the 2002 plan and the 2005 plan. In fiscal 2005, all remaining options previously granted under the 1989 plan were exercised and the plan was terminated. Grants under the employee stock plans become exercisable 25% per year after the date of grant but may vest immediately at management’s discretion; options granted expire no later than ten years after the date of grant. In fiscal 2005, options of certain employees were accelerated in order to lower compensation expense in future periods.

In connection with the spin-off of Atlas America, the Company’s shareholders received a distribution of 0.59367 shares of Atlas America common stock for each share owned of Resource America common stock. Holders of options to purchase shares of the Company’s stock did not participate in this distribution. As a result, an adjustment was required to preserve the intrinsic value of these options at the time of the spin-off. In accordance with rules prescribed by FIN 44, “Accounting for Certain Transaction Involving Stock Compensation - An Interpretation of APB 25” and Internal Revenue Service Treasury regulation section 1.424-1, the ratio of the exercise price per share to the market value per share could not be reduced and the aggregate intrinsic value of an option after the adjustment could not be greater than the intrinsic value immediately before the adjustment. To calculate the adjustment, the Company utilized the price of its stock on the date of the spin-off ($38.53) and the close of business on July 1, 2005 ($16.66). Activity as reflected for fiscal 2005 is based on the adjusted number of options and the adjusted exercise price assigned to those options.

The Company’s employee stock plans can authorize grants of shares of the Company’s common stock in the form of ISOs, non-qualified stock options, and stock appreciation rights. The 2005 plan also permits the issuance of restricted stock, stock units, performance shares, stock awards, dividend equivalents and other stock-based awards.

The following table reflects the shares authorized and available for grant by plan:

Plan	Authorized Shares	Shares Available for Grant as of September 30, 2006
1997	1,907,998	−
1999	2,312,725	−
2002	1,734,547	−
2005	1,200,000	705,853
		705,853

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 14 - BENEFIT PLANS − (Continued)

Transactions for employee stock options are summarized as follows:

	Years Ended September 30,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding - beginning of year	3,633,213	$7.61	1,763,495	$10.42	1,849,254	$10.26
Adjustment for spin-off of Atlas America	−	$ −	2,314,891	$(5.91)	−	$ −
Granted	44,000	$20.06	913,538	$16.33	3,000	$17.35
Exercised	(28,867)	$4.34	(1,354,396)	$4.13	(81,323)	$7.18
Forfeited	(7,250)	$17.26	(4,315)	$5.68	(7,436)	$9.09
Outstanding - end of year	3,641,096	$7.77	3,633,213	$7.61	1,763,495	$10.42

Exercisable, at end of year	3,266,542	$6.77	3,058,026	$6.53	1,297,331	$10.96
Available for grant	705,853 (1)		827,183		232,124
Weighted average fair value per share of options granted during the year		$9.20		$6.83		$7.65

(1)	Adjusted for shares of restricted stock that have been granted under the 2005 plan.

The following information applies to employee stock options outstanding as of September 30, 2006:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$3.23 - $ 4.04	1,443,090	5.95	$3.58	1,443,090	$3.58
$4.78 - $ 7.50	1,247,718	3.24	$6.05	1,247,718	$6.05
$14.44 - $ 17.26	906,288	8.64	$16.32	575,734	$16.49
$18.84 - $ 21.09	44,000	9.73	$20.06	−	$ −
	3,641,096			3,266,542

Restricted stock. In fiscal 2006, the Company awarded 84,580 shares of restricted stock, with a total value of $1.5 million, under the 2005 plan of which 1,061 shares vested immediately and were issued. The remaining 83,519 shares vest over a four-year period.

Deferred Stock and Deferred Compensation Plans. In addition to the employee stock plans, the Company has two non-employee directors plans, the 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan (the “1997 Director Plan”) and the 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan (the “2002 Director Plan”). Each unit granted under these plans represents the right to receive one share of the Company’s common stock.

The 1997 Director Plan has a maximum of 75,000 units (173,450 units, as adjusted for the spin-off) reserved for issuance which have all been issued. The fair value of the grants awarded (at an average of $5.84 per unit, as adjusted for the spin-off), $972,000 in total, has been charged to operations over the vesting period. As of September 30, 2006, there were 104,070 units vested and outstanding under this plan.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 14 - BENEFIT PLANS − (Continued)

Each of the Company’s non-employee directors (“Eligible Director”) is eligible to participate in the 2002 Director Plan, which was approved by stockholders on April 29, 2002. Upon becoming an Eligible Director, each Eligible Director receives units equal to $15,000 divided by the closing price of the Company’s common stock on the date of grant. Eligible Directors receive an additional unit award on each anniversary of the date of initial grant equal to $15,000 divided by the closing price of the Company’s common stock on the date of grant. Units vest on the later of: (i) the fifth anniversary of the date the recipient became an Eligible Director and (ii) the first anniversary of the grant of those units, except that units will vest sooner upon a change in control or death or disability of an Eligible Director, provided the Eligible Director has completed at least six months of service. Upon termination of service by an Eligible Director, vested units will become issued common stock, but all unvested units are forfeited. The 2002 Director Plan provides for the issuance of a maximum of 75,000 units (approximately 173,450 units, as adjusted for the spin-off) and terminates on April 29, 2012, except with respect to previously awarded grants. The fair value of the grants awarded (at an average of $7.00 per unit, as adjusted for the spin-off), $330,000 in total, has been charged to operations over the vesting period. As of September 30, 2006, there were 36,611 units outstanding, of which 30,717 were vested. In fiscal 2006, the Company issued 3,894 units (at an average of $19.26 per unit).

Transactions for the two non-employee director plans are summarized as follows:

	Years Ended September 30,
	2006	2005	2004
Units outstanding - beginning of year	136,787	72,888	72,888
Adjustment for spin-off of Atlas America	−	92,536	−
Granted	3,894	5,162	−
Shares issued upon termination	−	(31,975)	−
Forfeited	−	(1,824)	−
Units outstanding - end of year	140,681	136,787	72,888

Vested units	134,787	131,628	69,732
Units available for grant	115,845	119,739	56,398

Employee Stock Ownership Plan. The Company sponsors an Employee Stock Ownership Plan ("ESOP"), which is a qualified non-contributory retirement plan established to acquire shares of the Company's common stock for the benefit of its employees who are 21 years of age or older and have completed 1,000 hours of service for the Company. Contributions to the ESOP are funded by the Company as set forth in the plan. Additional contributions can be made at the discretion of the Board of Directors. In September 1998, the Company loaned $1.3 million to the ESOP which it used to acquire 105,000 shares of the Company's common stock. The ESOP loan receivable (reflected on the consolidated balance sheet as a reduction in stockholders' equity) is reduced by the principal portion of contributions made by the Company to the ESOP.

The common stock purchased by the ESOP is held by the plan trustee. On an annual basis, the trustee releases a portion of the common stock as directed by the plan. As of September 30, 2006, there were 76,000 shares allocated to participants and 84,000 unallocated shares in the plan. The fair value of the unallocated shares was $1.7 million as of September 30, 2006. Compensation expense related to the plan was $147,000, $113,000 and $216,000 for fiscal 2006, 2005 and 2004, respectively.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 14 - BENEFIT PLANS − (Continued)

The ESOP owned 102,000 shares of Atlas America at September 30, 2005. In accordance with the spin-off agreement with Atlas America, the Company’s ESOP was divided and a new ESOP plan for Atlas America employees was set up. This agreement also provided that the ESOP of the Company and Atlas America would exchange shares of each other’s stock based on the fair market value at the time of the exchange. Any remaining Atlas America shares after the exchange were sold by the ESOP. As of September 30, 2006, the Company no longer holds any shares of Atlas America in its ESOP.

        Investment Savings Plan. The Company sponsors an Investment Savings Plan under Section 401(k) of the Internal Revenue Code which allows employees to defer up to 15% of their income, subject to certain limitations, on a pretax basis through contributions to the savings plan. The Company matches up to 50% of each employee's contribution, subject to certain limitations. The Company expensed $351,000, $247,000 and $356,000 for matching contributions for fiscal 2006, 2005 and 2004, respectively.

      Supplemental Employment Retirement Plan. Under the supplemental employment retirement plan (“SERP”) of E. Cohen, the Company pays an annual benefit of 75% of his average income. The benefit is payable during his life or for a period of 10 years from May 2004 (the date of his retirement as the Company’s Chief Executive Officer to become chief executive officer and president of Atlas America), whichever is longer. E. Cohen continues to serve as the Company’s Chairman of the Board. During fiscal 2006, 2005 and 2004, operations were charged $355,000, $30,000 and $1.4 million, respectively, with respect to this plan. In the fourth quarter of fiscal 2006, the Company recorded a $720,000 reduction to expense related to an annual actuarial analysis of the SERP related to an increase in value of the SERP’s assets relative to the remaining liability. A corresponding adjustment was made to reduce the SERP liability. Fiscal 2004 expense also included an actuarial adjustment as a result of the acceleration of E. Cohen’s retirement as CEO of the Company. In June 2004, the Company commenced making payments to E. Cohen under his SERP in connection with his retirement. The SERP made retirement distributions to E. Cohen of $837,000, $847,000 and $254,000 during fiscal 2006, 2005 and 2004, respectively (see Notes 2 and 15).

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities. The following table details the receivables and payables with these related parties (in thousands):

	September 30,
	2006	2005
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$3,938	$1,178
Financial fund management entities	2,064	272
RCC	1,409	750
Real estate investment partnerships and TIC property interests	952	1,880
Atlas America	265	111
Anthem Securities	154	−
Other	13	89
Receivables from managed entities	$8,795	$4,280
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$1,325	$591
Anthem Securities	254	−
Payables to managed entities	$1,579	$591

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities. In addition, the Company reimburses another related entity for certain operating expenses. The following table details those activities (in thousands):

	Years Ended September 30,
	2006	2005	2004
Financial Fund Management - fees from managed entities	$8,726	$6,385	$5,243
Real Estate - fees from investment partnerships and TIC property interests	11,452	3,554	1,450
Commercial finance - fees from investment partnerships	5,816	2,871	1,027
RCC:
Fees and equity compensation	8,203	3,925	−
Reimbursement of expenses from RCC	718	631	−
Dividends received	2,722	213	−
Atlas America - reimbursement of net costs and expenses	1,303	1,015	1,100
Anthem Securities:
Payment of operating expenses	(1,166)	(270)	(7)
Reimbursement of costs and expenses from Anthem Securities	2,906	653	156
1845 Walnut Associates Ltd - payment of rent and operating expenses	(450)	(420)	(390)
9 Henmar LLC - payment of broker/consulting fees	(479)	(438)	(326)
Ledgewood P.C. - payment of legal services	(472)	(1,012)	(1,200)

Relationship with Atlas America. On June 30, 2005, the Company completed the spin-off of Atlas America. Atlas America reimburses the Company for various costs and expenses it continues to incur on behalf of Atlas America, primarily payroll and rent. Certain operating expenditures totaling $265,000 that remain to be settled between the Company and Atlas America as of September 30, 2006 are reflected in the consolidated balance sheet as a receivable from related party.

Relationship with Anthem Securities. Anthem Securities, Inc., a wholly-owned subsidiary of Atlas America and a registered broker dealer, serves as the dealer-manager of investment programs sponsored by the Company’s real estate and commercial finance segments. Some of the personnel performing services for Anthem have been on the Company’s payroll and Anthem reimburses the Company for the allocable costs of such personnel. In addition, the Company has agreed to cover some of the operating costs for Anthem’s office of supervisory jurisdiction, principally licensing fees and costs.

Relationship with 1845 Walnut Associates Ltd. The Company leases space in an office building in which it also owns a 30% equity interest in the partnership that owns the building, 1845 Walnut Associates Ltd. The property is managed by Brandywine Construction and Management, Inc. (“BCMI”), as further described below.

Relationship with 9 Henmar LLC (“9 Henmar”). The Company owns interests in the Trapeza entities that have sponsored CDO issuers and manage pools of trust preferred securities acquired by the CDO issuers. The Trapeza entities and CDO issuers were originated and developed in large part by Daniel G. Cohen (“D. Cohen”). Jonathan Z. Cohen (“J. Cohen”) , the President, Chief Executive Officer and a Director of the Company, and D. Cohen are the sons of E. Cohen and Betsy Z. Cohen (“B. Cohen”). The Company agreed to pay D. Cohen’s company, 9 Henmar, 10% of the fees the Company receives in connection with the first four Trapeza CDOs that we sponsored and manage. In fiscal 2006, 2005 and 2004, the Company received $4.3 million, $4.0 million and $3.3 million of such fees from these transactions, net of expenses, respectively, and paid 9 Henmar $479,000, $438,000 and $326,000, respectively.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with Ledgewood P.C. Until April 1996, E. Cohen was of counsel to Ledgewood. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

Relationship with RAIT Investment Trust (“RAIT”) (NYSE: RAS). Organized by the Company in 1997, RAIT is a real estate investment trust in which the Company previously was a shareholder. As of September 30, 2006 and 2005, the Company did not own any of the outstanding common shares or have any beneficial interest of RAIT. B. Cohen is the chief executive officer of RAIT and J. Cohen is vice chairman and secretary of RAIT.

In December 2003, RAIT provided the Company a standby commitment for $10.0 million in bridge financing in connection with the retirement of the Company’s senior debt. RAIT received a $100,000 facilitation fee from the Company in connection with providing this standby commitment. On January 15, 2004, the Company borrowed $10.0 million from RAIT and repaid it in full on January 21, 2004. In fiscal 2005 and 2004, the Company realized gains of $15.0 million and $9.5 million from the sale of the shares of RAIT common stock it held.

Relationship with Retirement Trusts. The Company has established two trusts to fund the SERP for E. Cohen. The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBBK with a market value of $2.5 million at September 30, 2006. This trust and its assets are not included in the Company’s consolidated balance sheets. However, its assets are considered in determining the amount of the Company’s liability under the SERP. The 2000 Trust, a “Rabbi Trust,” holds 123,719 shares of common stock of TBBK carried at market value which was $3.2 million at September 30, 2006 and a loan to a limited partnership in which E. Cohen and D. Cohen own the beneficial interests. This loan was acquired for its outstanding balance of $720,000 by the 2000 Trust in April 2001 from a corporation of which E. Cohen was chairman and J. Cohen was the president. The loan balance as of September 30, 2006 was $297,000. In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which D. Cohen is the principal shareholder and a director. The partnership is being liquidated and the Company has received substantially all of its initial investment together with accumulated income, during fiscal 2006. The carrying value of the assets in the 2000 Trust was approximately $5.6 million and $5.0 million at September 30, 2006 and 2005, respectively. These assets are included in other assets in the Company’s consolidated balance sheets. The Company’s liability under the SERP has not been reduced by the value of those assets (see Notes 2, 9 and 14).

Relationship with The Bancorp, Inc. The Company owns 3.5% of the outstanding common stock of TBBK. D. Cohen is the chairman and B. Cohen is the chief executive officer of TBBK and its subsidiary bank. At September 30, 2006, the Company had cash deposits of $282,000 at TBBK. In 2006, the Company sold 50,000 of its shares TBBK stock for $1.2 million and realized a gain of $668,000.

Relationship with Certain Directors, Officers, Employees and Other Related Parties. A wholly-owned subsidiary of the Company serves as the general partner of three partnerships that invest in regional domestic banks. The general partner may receive a carried interest of up to 20% upon meeting specific investor return rates. Some of the partnerships’ investors wanted to ensure that certain individuals who are critical to the success of the partnerships participate in the carried interest. The total participation authorized by the Company’s compensation committee was 48.5% of the 20% carried interest, of which J. Cohen, B. Cohen and E. Cohen received 10%, 7.5% and 5%, respectively. The remaining 26% was received by six individuals, four of whom are employees of the Company.

       Relationship with Brandywine Construction & Management, Inc. BCMI manages the properties underlying four of the Company’s real estate loans and certain real estate and FIN 46 assets. Adam Kauffman, President of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of three of the borrowers. E. Cohen, is the chairman of BCMI and holds approximately 8% of its common stock.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

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

In 2000, to protect the Company’s interest, the property securing a loan held by the Company since 1997 was purchased by a limited partnership owned in equal parts by Scott F. Schaeffer, a former officer, Adam Kauffman, E. Cohen and D. Cohen. In September 2003, in furtherance of its position, the Company foreclosed on the property. In 2004, the property was sold for $5.0 million and the Company recognized a gain of $824,000, which was recorded in discontinued operations.

Relationship with Lienholder. In 1997, the Company acquired a first mortgage lien with a face amount of $14.0 million and a book value of $4.5 million on a hotel property owned by a corporation in which, on a fully diluted basis, J. Cohen and E. Cohen would have had a 19% interest. The corporation acquired the property through foreclosure of a subordinate loan. In May 2003, the Company acquired this property through further foreclosure proceedings and recorded write-downs of $2.7 million. In August 2004, the Company listed the property for sale, recorded a further write-down of $882,000 and classified the property as held for sale. In September 2005, the property was sold to an unrelated third party for cash of $332,000 and a note of $2.2 million which bore interest at a rate equal to the greater of eight percent (8%) per annum or the prime rate plus 150 basis points. The Company recorded a loss of $590,000 on the sale during the year ended September 30, 2005. The note was repaid in September 2006.

NOTE 16 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Years Ended September 30,
	2006	2005	2004
Litigation settlements	$1,188(1)	$1,400(2)	$	−
Gain on sales of RAIT shares	−	1,544		9,453
RCC dividend income	2,722	213		−
Gain on sale of TBBK shares	668	−		−
Loss on early extinguishment of debt	−	−		(1,955)
Interest, dividends and other income	576	1,393		1,667
Other income, net	$5,154	$4,550		$9,165

(1)
In fiscal 2002, the Company had charged operations $1.0 million for the amount of its maximum exposure relating to the settlement of a lawsuit. One of the Company’s insurance carriers refused to participate in the settlement. The Company thereafter filed an action seeking recovery on its policy with that carrier. In the second quarter of fiscal 2006, the Company prevailed in its action against the carrier, received a $200,000 cost reimbursement and accordingly, reversed the $1.0 million accrual.

(2)
The Company settled an action filed in the U.S. District Court for the District of Oregon by the former chairman of TRM Corporation and his children. The Company’s Chairman and a former director and officer also had been named as defendants. The plaintiffs' claims were for breach of contract and fraud. The Company recorded a charge of $1.2 million, including related legal fees, in fiscal 2003. The Company subsequently filed an action against one of its directors’ and officers’ liability insurance carriers in connection with this settlement and recovered $1.4 million in fiscal 2005.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under leases with varying expiration dates through 2019. Rental expense was $1.6 million, $1.2 million and $1.7 million for fiscal 2006, 2005 and 2004, respectively. At September 30, 2006, future minimum rental commitments were as follows (in thousands):

2007	$1,835
2008	1,265
2009	923
2010	485
2011	210
Thereafter	1,915
$6,633

       In connection with the sale of a real estate loan in March 2006, the Company agreed that in exchange for the current property owner relinquishing certain critical control rights, the Company will make payments to the current property owner under certain stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan. A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events. In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of certain specified events or if the Company’s net worth falls below $80.0 million. The Company’s obligation runs through December 31, 2014. In addition, the Company agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.

Five real estate investment partnerships in which the Company has general partner interests have obtained senior lien financing with respect to the thirteen properties acquired. In addition, four TIC investment programs which the Company sponsored have obtained senior lien financing with respect to four acquired properties. These senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which the Company guaranteed. These guarantees, totaling $268.9 million, expire as the related indebtedness is paid down over the next ten years. In addition, property owners have obtained senior lien financing with respect to four of the Company’s loans. The senior liens are with recourse only to the properties securing them subject to certain standard exceptions, which the Company guaranteed. These guarantees expire as the related indebtedness is paid down over the next ten years.

The Company has guaranteed its partner in one of its real estate partnerships against any losses, costs or damages that it may incur due to any fraud, bankruptcy, material misrepresentation or limited other intentional bad acts by the Company and terminates upon the earlier occurrence of (i) either the Company or its partner ceases to be a member of such partnership or (ii) termination of the operating agreement of the partnership. The Company’s maximum liability is $1.1 million.

In March 2006, the Company entered into a warehouse agreement with JP Morgan Securities, Inc. which provides for guarantees by the Company on the first $2.3 million of losses on a portfolio of bank loans. This guarantee, secured by a $1.2 million cash deposit, expires upon the closing of the associated CDO which is expected in the second quarter of fiscal 2007 (see Notes 5 and 12).

In June 2006, the Company entered into a warehouse agreement with Credit Suisse International which provides for guarantees by the Company on the first $16.5 million of losses on a portfolio of bank loans. This guarantee, secured by a $3.8 million cash deposit, expires upon the closing of the associated CDO which is anticipated in the second quarter of fiscal 2007 (see Notes 5 and 12).

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 17 - COMMITMENTS AND CONTINGENCIES − (Continued)

In August 2006, the Company entered into a warehouse agreement with Credit Suisse which provides for guarantees by the Company on the first $10.0 million of losses and 8% of the balance on a portfolio of bank loans. This guarantee increases to $15.0 million and 8% of the warehouse balance of the portfolio of loans if another CDO transaction is not priced by February 7, 2007. This guarantee, secured by a $2.5 million cash deposit, expires upon the closing of the associated CDO which is expected in the fourth quarter of fiscal 2007 (see Notes 5 and 12).

As of September 30, 2006, the Company does not believe it is probable that any payments will be required under any of its indemnifications and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

       As a specialized asset manager, the Company sponsors investment funds in which it may make an equity investment along with outside investors. This equity investment is generally based on a percentage of funds raised and varies among investment programs.

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

NOTE 18 - DISCONTINUED OPERATIONS

Energy. Results of the operations of Atlas America through the date of its spin-off from the Company in June 2005 have been reflected as discontinued operations. In fiscal 2006, additional spin-off costs incurred by the Company have been reported as a loss on disposal. In fiscal 2005, the loss on disposal reflected a non-cash charge of $1.3 million related to the acceleration of stock options held by Atlas America employees, in addition to legal, accounting and valuation fees related to the spin-off.  Summarized operating results of the energy operations of Atlas America are as follows (in thousands):

	Years Ended September 30,
	2006		2005	2004
Income from discontinued operations before taxes	$	−	$31,451	$29,776
Loss on disposal		(73)	(2,652)	−
Benefit (provision) for income taxes		26	(12,322)	(10,011)
(Loss) income from discontinued operations, net of tax		$(47)	$16,477	$19,765

Real Estate. Based on the Company’s intent to sell its interests, certain operations have been classified as discontinued and the related assets and liabilities as held for sale. These operations include those of four real estate entities as of September 30, 2005 that are consolidated under the provisions of FIN 46-R and the operations of one and two real estate properties owned by the Company at September 30, 2006 and 2005, respectively. Summarized operating results of discontinued real estate operations held for sale are as follows (in thousands):

	Years Ended September 30,
	2006	2005	2004
Income (loss) on discontinued operations before taxes	$2,674	$1,306	$(6,088)
(Loss) gain on disposals	(883)	(9,396)	749
(Provision) benefit from income taxes	(591)	2,875	1,981
Income (loss) from discontinued operations, net of tax	$1,200	$(5,215)	$(3,358)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2005

NOTE 18 - DISCONTINUED OPERATIONS − (Continued)

Other. The Company has two other discontinued entities which reported combined income (loss) from discontinued operations as follows (in thousands):

	Years Ended September 30,
	2006		2005	2004
Income from discontinued operations before taxes	$	−	$40	$	−
Gain (loss) on disposals		120	(336)		602
(Provision) benefit for income taxes		(42)	104		(210)
Income from discontinued operations, net of tax		$78	$(192)		$392

       Total. Summarized discontinued operating results of all entities are as follows (in thousands):

	Years Ended September 30,
	2006	2005	2004
Income from discontinued operations before taxes	$2,674	$32,797	$23,688
(Loss) gain on disposals	(836)	(12,384)	1,351
Provision for income taxes	(607)	(9,343)	(8,240)
Income from discontinued operations, net of tax	$1,231	$11,070	$16,799

NOTE 19 - OPERATING SEGMENTS

The Company’s operations include four reportable operating segments that reflect the way the Company manages its operations and makes business decisions. In addition to its reporting operating segments, certain other activities are reported in the “all other” category. Segment profit (loss) represents income from continuing operations before income taxes. Summarized operating segment data are as follows (in thousands):

Year Ended September 30, 2006	Revenues from External Customers	Equity in Earnings (Losses) of Equity Investees	Interest Expense	Depreciation and Amortization	Segment Profit (Loss) (b)	Segment Assets
Financial fund management	$19,565	$11,269	$8,883	$28	$7,271	$100,947
Real estate	26,214	(2,538)	725	612	10,003	144,718
Commercial finance	23,824	16	6,064	1,749	1,096	127,235
Resource Europe	474	−	250	2	(787)	67,301
All other(a)	−	−	126	673	2,935	67,692
Eliminations	−	−	(5,929)	−	−	(91,140)
Totals	$70,077	$8,747	$10,119	$3,064	$20,518	$416,753
Year Ended September 30, 2005
Financial fund management	$5,879	$10,065	$443	$66	$2,476	$127,957
Real estate	19,997	(2,206)	347	629	6,558	214,833
Commercial finance	13,433	(52)	3,088	1,262	(79)	56,535
Resource Europe	−	−	−	−	−	−
All other(a)	−	−	36	252	24	59,710
Eliminations	−	−	(1,103)	−	−	−
Totals	$39,309	$7,807	$2,811	$2,209	$8,979	$459,035

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2005

NOTE 19 - OPERATING SEGMENTS − (Continued)

Year Ended September 30, 2004	Revenues from External Customers	Equity in Earnings (Losses) of Equity Investees	Interest Expense		Depreciation and Amortization	Segment Profit (Loss) (b)	Segment Assets
Financial fund management	$226	$7,359	$	−	$10	$5,205	$10,418
Real estate	9,266	1,253		1,386	480	1,295	210,827
Commercial finance	7,068	67		970	534	(2,258)	29,298
Resource Europe	−	−		−	−	−	−
All other(a)	−	−		1,618	164	(1,505)	489,843
Eliminations	−	−		−	−	−	−
Totals	$16,560	$8,679		$3,974	$1,188	$2,737	$740,386

(a)	Includes general corporate expenses and assets not allocable to any particular segment as of September 30, 2006, 2005 and also energy assets in September 2004.

(b)
Segment profit (loss) represents income from continuing operations before taxes and cumulative effect of accounting change. Excluding intercompany interest charges, segment profit (loss) as adjusted for fiscal 2006 and 2005, would have been as follows (in thousands): financial fund management - $11,086 and $2,476 respectively; real estate - $10,484 and $6,654, respectively; and commercial finance - $2,729 and $928, respectively; and all other $(2,994) and $(1,079), respectively. Intercompany interest charges for fiscal 2004 were not significant.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINA0NCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2006

NOTE 20 - QUARTERLY RESULTS (Unaudited) (1)

	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
Year ended September 30, 2006
Revenues (2)	$17,214	$20,537	$17,761	$23,312
Operating income (2)	$5,669	$8,433	$5,056	$8,100
Income from continuing operations before cumulative effect of a change in accounting principle (2)	$5,381	$4,934	$3,113	$3,854
Net income (2)	$7,676	$5,086	$3,000	$4,108

Basic earnings per common share:
Continuing operations (2)	$0.30	$0.28	$0.18	$0.22
Net income (2)	$0.43	$0.29	$0.17	$0.24

Diluted earnings per common share:
Continuing operations (2)	$0.27	$0.26	$0.16	$0.21
Net income (2)	$0.39	$0.27	$0.16	$0.22

Year ended September 30, 2005
Revenues	$5,893	$11,165	$17,578	$12,480
Operating (loss) income	$(1,138)	$989	$6,805	$1,987
Income from continuing operations	$1,077	$7	$3,511	$793
Net income (loss)	$8,567	$7,462	$1,610	$(1,181)

Basic earnings (loss) per common share:
Continuing operations	$0.06	$0.00	$0.20	$0.04
Net income (loss)	$0.49	$0.43	$0.09	$(0.07)

Diluted earnings (loss) per common share:
Continuing operations	$0.06	$0.00	$0.19	$0.04
Net income (loss)	$0.46	$0.40	$0.09	$(0.06)

(1)
Certain components of quarterly net income (loss) disclosed above differ from those as reported on the Company’s respective quarterly Forms 10-Q. The spin-off costs and operation results of Atlas America and the gains and losses from the disposition of certain real estate assets and their related historical operating results have been reclassified as discontinued operations for all periods presented (see Note 18).

(2)	Reflects the cumulative adjustment from the elimination of the quarterly reporting lag for the Company’s investments in the Trapeza entities (see Note 10).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management believes that, as of September 30, 2006, our internal control over financial reporting is effective.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 95 of this annual report on Form 10-K.

There have been no significant changes in our internal controls over financial reporting that has partially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Resource America, Inc. (a Delaware Corporation) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Resource America Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Resource America, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, Resource America, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource America, Inc. and its subsidiaries as of September 30, 2006  and 2005, and the related statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended September 30, 2006, and our report dated December 8, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
December 8, 2006

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

The Board of Directors as a whole fulfills the responsibilities of the Nominating Committee, which includes recommending persons for nomination as directors of the Company. Director nominees are selected by a majority of the independent directors. The Board of Directors will consider formal nominations recommended to our Secretary by security holders beginning with the 2007 annual meeting of stockholders.

Michael J. Bradley, 62, has been a member of our Board of Directors since 2005. Co-owner and Managing Director of BF Healthcare, Inc. (a supplier of physician services to hospitals and assisted living facilities) since 1999. Director of The Bancorp, Inc. (a publicly-traded bank holding company) since 2005. Managing Board Member of Atlas Pipeline Partners GP, LLC (general partner of a publicly-traded natural gas pipeline limited partnership) from 2004 to 2005. Chairman of the Board of First Executive Bank from 1988 to 1998. Vice Chairman of First Republic Bank from 1998 to 2003.

Carlos C. Campbell, 69, has been a member of our Board of Directors since 1990. President of C.C. Campbell and Company (a management consulting firm) since 1985. Director of PICO Holdings, Inc. (a publicly-traded diversified holding company) since 1998. Director of Herley Industries, Inc. (a publicly-traded RF/microwave solutions company) since 2005.

Edward E. Cohen, 67, has been a member of our Board of Directors since 1988. Chairman of our Board since 1990. Chief Executive Officer from 1988 to 2004. President from 2000 to 2003. Chairman of the Board of Resource Capital Corp. (a publicly-traded real estate investment trust managed by us) since its formation in 2005. Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC (a wholly-owned subsidiary of Atlas America that is the general partner of Atlas Pipeline Partners, L.P.) since its formation in 1999. Chairman, Chief Executive Officer and President of Atlas America, Inc. (a publicly-traded energy company formerly owned by us) since its formation in 2000. Chairman and Chief Executive Officer of Atlas Pipeline Holdings GP, LLC (a wholly-owned subsidiary of Atlas America that is the general partner of Atlas Pipeline Holdings, L.P., a publicly traded limited partnership that holds certain interests in and common units of Atlas Pipeline Partners, L.P.) since its formation in 2006. Director of TRM Corporation (a publicly-traded consumer services company) since 1998. Chairman of the Board of Brandywine Construction & Management, Inc. (a property management company) since 1994.

Jonathan Z. Cohen, 36, has been a member of our Board of Directors since 2002. President since 2003, Chief Executive Officer since 2004 and a Director since 2002. Chief Operating Officer from 2002 to 2004. Executive Vice President from 2001 to 2003. Senior Vice President from 1999 to 2001. Chief Executive Officer, President and a Director of Resource Capital Corp. since its formation in 2005. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Vice Chairman and a Director of Atlas America since its formation in 2000. Vice Chairman of Atlas Pipeline Holdings GP, LLC since its formation in 2006. Trustee of RAIT Investment Trust (a publicly-traded real estate investment trust) since 1997. Secretary of RAIT since 1998 and Vice Chairman of RAIT since 2003.

Kenneth A. Kind, 53, has been a member of our Board of Directors since 2004. Vice President of Medi-Promotions, Inc. (a healthcare advertising company) since 1991. Director of Van Ameringen Foundation (a private charitable foundation) since 1995.

Andrew M. Lubin, 60, has been a member of our Board of Directors since 1994. President of Delaware Financial Group, Inc. (a private investment firm) since 1990.

John S. White, 66, has been a member of our Board of Directors since 1993. Senior Vice President of Royal Alliance Associates, Inc. (an independent broker/dealer), a wholly-owned subsidiary of American International Group, from 2002 to 2006. Chief Executive Officer and President of DCC Securities Corporation (a securities brokerage firm) from 1989 to 2002.

Non-Director Executive Officers

The Board of Directors appoints officers each year at its annual meeting following the annual stockholders meeting and from time to time as necessary.

Thomas C. Elliott, 33, Senior Vice President - Finance and Operations since 2006. Senior Vice President - Finance from 2005 to 2006. Vice President - Finance from 2001 to 2005. Chief Financial Officer of Resource Financial Fund Management, Inc. since 2004. Chief Financial Officer, Chief Accounting Officer and Treasurer of Resource Capital Corp., a publicly-traded real estate investment trust managed by a subsidiary of ours, from 2005 to 2006 and Senior Vice President - Finance and Operations since 2006. From 1997 to 2001, Mr. Elliott held various financial positions at Fidelity Leasing, Inc., a former subsidiary of ours, including Manager of Financial Planning, Director of Asset Securitization and Treasurer.

Alan F. Feldman, 43, Senior Vice President since 2002. Chief Executive Officer of Resource Real Estate, Inc. (a wholly-owned subsidiary) since 2004. Senior Vice President - Real Estate Investments of Resource Capital Corp. since 2005. Vice President at Lazard Freres & Co. (an investment bank) from 1998 to 2002. Executive Vice President at PREIT-Rubin, Inc., the management subsidiary of Pennsylvania Real Estate Investment Trust (a publicly-traded real estate investment trust) and its predecessor, The Rubin Organization, from 1992 to 1998.

Steven J. Kessler, 63, Executive Vice President since 2005 and Chief Financial Officer since 1997. Senior Vice President from 1997 to 2005. Senior Vice President - Finance of Resource Capital Corp. since 2005. Vice President - Finance and Acquisitions at Kravco Company (a national shopping center developer and operator) from 1994 to 1997. From 1983 to 1993, Mr. Kessler worked for Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer. Prior thereto, Partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants. Trustee of GMH Communities Trust (a publicly-traded specialty housing real estate investment trust) since 2004.

Michael S. Yecies, 39, Senior Vice President since 2005 and Chief Legal Officer and Secretary since 1998. Vice President from 1998 to 2005. Chief Legal Officer and Secretary of Resource Capital Corp. since 2005. Attorney at Duane Morris LLP (an international law firm) from 1994 to 1998.

Other Significant Employees

The following sets forth certain information regarding other significant employees:

David E. Bloom, 42, Senior Vice President since 2001. President of Resource Capital Partners, Inc. (a wholly-owned real estate subsidiary) from 2002 to 2006. President of Resource Real Estate, Inc. since 2004. Senior Vice President at Colony Capital, LLC (an international real estate opportunity fund) from 1999 to 2001. Director at Sonnenblick-Goldman Company (a real estate investment bank) from 1998 to 1999. Attorney at Willkie Farr & Gallagher (an international law firm) from 1996 to 1998.

Crit S. DeMent, 54, Senior Vice President since 2005. Chairman and Chief Executive Officer of LEAF Financial (a majority-owned commercial finance subsidiary) since 2001. President of the Technology Finance Group of CitiCapital Vendor Finance in 2001. President of the Small Ticket Group of European American Bank, a division of ABN AMRO, from 2000 to 2001. President and Chief Operating Officer of Fidelity Leasing, Inc. (a former subsidiary) from 1996 to 2000.

Information Concerning the Audit Committee

Our Board of Directors has a standing Audit Committee. Members of the Committee are Messrs. Lubin (Chairman), Bradley and Campbell. All of the members of the Audit Committee are independent directors as defined by Nasdaq rules. The Board of Directors has determined that Mr. Bradley is an “audit committee financial expert” as defined by SEC rules. The Committee held five meetings during fiscal 2006.

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

       Based solely on our review of the reports received by us, or written representations from certain reporting persons, no filings were required for those persons.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth certain information concerning the compensation paid or accrued during each of the last three fiscal years for our Chief Executive Officer and each of our four other most highly compensated executive officers whose aggregate salary and bonus (including amounts of salary and bonus foregone to receive non-cash compensation) exceeded $100,000:

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
					Restricted	Securities	All Other
	Fiscal				Stock	Underlying	Compen-
Name and Principal Position	Year	Salary	Bonus (1)	Other	Awards(2)	Options	sation (3)
Jonathan Z. Cohen President and Chief Executive Officer	2006 2005 2004	$600,000 623,077 457,692	$1,700,000 800,000 400,000	0 0 0	$32,614 1,435 1,900	0 275,000 0	$ 57,658 4,255,691 564,631

Steven J. Kessler Executive Vice President and Chief Financial Officer	2006 2005 2004	325,000 329,808 300,000	400,000 235,000 235,000	0 0 0	33,946 1,435 1,963	0 35,000 0	14,500 143,830 45,260

Alan F. Feldman Senior Vice President	2006 2005 2004	350,000 354,808 317,500	350,000 225,000 150,000	0 0 0	10,712 1,435 1,900	0 0 0	0 75,000 0

Thomas C. Elliott Senior Vice President − Finance and Operations	2006 2005 2004	193,269 180,932 156,539	300,000 140,000 115,000	0 0 0	12,064 1,435 1,911	0 69,381 0	10,090 326,000 37,547

Michael S. Yecies Senior Vice President, Chief Legal Officer and Secretary	2006 2005 2004	207,308 202,692 180,756	200,000 100,000 72,500	0 0 0	26,686 1,435 1,911	0 7,500 0	12,000 61,330 25,130

(1)
Bonuses in any fiscal year are generally based upon our performance in the prior fiscal year and the individual’s contribution to that performance. From time to time, we may award bonuses in a fiscal year reflecting an individual’s performance during that fiscal year. Fiscal 2006 bonus includes restricted stock grants of our common stock that vests 25% per year over four years in the following amounts: Mr. Cohen - 11,580 shares ($200,000); Mr. Feldman - 5,790 shares ($100,000); and Mr. Kessler - 2,895 shares ($50,000); and restricted stock grants of Resource Capital Corp. that vest 33.33% per year over three years in the following amounts: Mr. Cohen - 33,333 shares ($500,000) and Mr. Feldman - 1,666 shares ($25,000).

(2)
Reflects allocations of shares to employee accounts under our Employee Stock Ownership Plan, or ESOP. Share allocations under the ESOP have been valued at the closing price of our common stock at September 30, 2006, 2005 and 2004, respectively. Fiscal 2006 ESOP share allocations include exchanges of Atlas America, Inc. common stock acquired as a result of our spin-off of Atlas America in fiscal 2005 for equal values of our common stock. For purposes of this table, all ESOP shares are assumed to be fully vested. As of September 30, 2006, Messrs. Cohen, Elliott, Kessler and Yecies were fully vested and Mr. Feldman was 40% vested. ESOP shares vest 20% after three years of service and 20% per year thereafter. At September 30, 2006, the number of restricted shares held and the value of those restricted shares (in the aggregate, and valued at the closing market price of our common stock on September 30, 2006) were: Mr. Cohen - 2,237 shares ($46,530); Mr. Kessler - 2,331 shares ($48,485); Mr. Feldman - 677 shares ($14,082); Mr. Elliott - 773 shares ($16,078); and Mr. Yecies - 1,815 shares ($37,752). Cash dividends, as and when authorized by our Board of Directors, have been and will continue to be paid to the ESOP on the restricted shares.

(3)
Reflects matching payments we made under our 401(k) Plan, grants in fiscal 2005 and 2004 of phantom units under the Atlas Pipeline Long Term Incentive Plan, and stock option grants in fiscal 2006 and restricted stock grants in 2005 of RCC common stock under the RCC Stock Incentive Plan, as detailed below. The amount set forth for Mr. Cohen in fiscal 2005 also includes (i) the value of unexercised in-the-money stock options granted under the Atlas America, Inc. Stock Incentive Plan, valued by subtracting the total exercise price from the fair market value of the securities underlying the options at September 30, 2005: 200,000 options ($2,128,000) and (ii) payments of $13,018 to a law firm in connection with its representation of Mr. Cohen in reviewing Mr. Cohen’s employment agreement with the

Company. The phantom unit grants under the Atlas Pipeline Long Term Incentive Plan entitle the recipient, upon vesting, to receive one common unit or its then fair market value in cash and include distribution equivalent rights. The number of phantom units held and the value of those phantom units, valued at the closing market price of Atlas Pipeline common units on the date of the grant, are: Mr. Cohen - 27,500 phantom units ($1,167,150); Mr. Kessler - 1,500 phantom units ($61,590); Mr. Elliott - 1,500 phantom units ($61,590); and Mr. Yecies - 1,000 phantom units ($42,960). The restricted stock grants under the RCC Stock Incentive Plan vest one-third per year over three years and entitle the recipient to all the rights of an RCC shareholder, including dividend rights. The number of restricted shares held and the value of these shares, valued at the price of the shares sold in RCC’s March 2005 private offering, are: Mr. Cohen - 100,000 shares ($1,500,000); Mr. Kessler - 7,500 shares ($112,500); Mr. Feldman - 5,000 shares ($75,000); Mr. Elliott - 20,000 shares ($300,000); and Mr. Yecies - 2,000 shares ($30,000). The RCC stock options vest one-third per year over three years and have an exercise price of $15.00 per share. The value of RCC stock options is calculated by subtracting the total exercise price of the unexercised in-the-money stock options from the fair market value of the securities underlying the options at September 30, 2006: Mr. Cohen - 100,000 options ($45,000); and Messrs. Kessler, Elliott and Yecies - 10,000 options each ($4,500 each).

Option/SAR Grants and Exercises in Last Fiscal Year and Fiscal Year-End Option Values

We did not grant any stock options or stock appreciation rights to the named executive officers in fiscal 2006.

The following table sets forth the aggregated option exercises during fiscal 2006, together with the number of unexercised options and their value on September 30, 2006, held by the executive officers listed in the Summary Compensation Table. No stock appreciation rights were exercised or held by the named executive officers in fiscal 2006.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year-End Option Values

Name	Shares Acquired On Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at FY-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/ Unexercisable (2)
Jonathan Z. Cohen	0	0	1,318,302/0	$18,067,313/$0
Steven J. Kessler	12,100	$176,010	112,493/0	$1,398,519/$0
Alan F. Feldman	0	0	413,023/0	$6,922,889/$0
Thomas C. Elliott	0	0	38,663/48,063	$402,447/$232,644
Michael S. Yecies	0	0	94,383/5,625	$1,499,635/$19,913

(1)	Value is calculated by subtracting the total exercise price from the fair market value of the securities underlying the options at the date of exercise.

(2)	Value is calculated by subtracting the total exercise price from the fair market value of the securities underlying the options at September 30, 2006.

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

The agreement has a term of three years and, until notice to the contrary, the term is automatically extended so that, on any day on which the agreement is in effect, it has a then-current three year term. The agreement can be terminated sooner in the event of Mr. Cohen’s disability extending for more than 240 days or death. Mr. Cohen also has the right to terminate the agreement upon a change in control or potential change in control and for cause. Otherwise, Mr. Cohen can terminate the agreement upon 180 days notice.

The agreement provides the following termination benefits: (i) upon termination due to death, Mr. Cohen’s estate will receive an amount equal to three times Average Compensation (defined as the average of the annual total compensation received by Mr. Cohen in the three most highly compensated years during the previous nine years of employment) (payable over 36 months); (ii) upon termination due to disability, Mr. Cohen will receive a monthly benefit equal to one-twelfth of the product of (a) Average Compensation and (b) 75%; and (iii) upon termination by Mr. Cohen for cause, or upon a change in control or potential change in control, an amount equal to three times Average Compensation plus continuation of life, health, accident and disability insurance benefits for a period of 36 months. In the event that any amounts payable to Mr. Cohen pursuant to items (i) through (iii), above, which we refer to as Total Benefits, become subject to any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, we must pay Mr. Cohen an additional sum such that the net amounts retained by Mr. Cohen, after payment of excise, income and withholding taxes, shall equal Total Benefits.

The terms of our employment agreement with Steven J. Kessler as of October 1999 are substantially similar to the terms of our employment agreement with Mr. J. Cohen, described above, except as follows: Mr. Kessler currently serves as Executive Vice President and Chief Financial Officer, Mr. Kessler’s initial base compensation is $300,000 per year, Mr. Kessler is not expressly permitted to have outside business interests and Mr. Kessler does not have the right to terminate the agreement upon a potential change in control.

       Michael S. Yecies currently serves as our Senior Vice President, Chief Legal Officer and Secretary under an employment agreement dated November 17, 2006. The agreement requires Mr. Yecies to devote substantially all of his time and attention to us as necessary to the fulfillment of his duties. The agreement provides for initial base compensation of $210,000 per year, which may be increased by the Compensation Committee of the Board based upon its evaluation of Mr. Yecies' performance. Mr. Yecies is eligible to receive incentive bonus payments, stock option grants, restricted stock grants and other forms of incentive compensation in amounts to be determined by the Board and to participate in all employee benefit plans in effect during his period of employment.

The agreement has a term of one year and, until notice to the contrary, the term is automatically extended so that, on any day on which the agreement is in effect, it has a then-current one year term. The agreement can be terminated sooner in the event of Mr. Yecies’ disability extending for more than 180 days or death. Mr. Yecies also has the right to terminate the agreement upon a change in control and for cause. Otherwise, Mr. Yecies can terminate the agreement upon 180 days' notice.

The agreement provides the following termination benefits: (i) upon termination due to death, Mr. Yecies’ estate will receive an amount equal to: (a) any earned but unpaid portion of Mr. Yecies' base salary; (b) any accrued but unpaid vacation pay; (c) an amount equal to one (1) year’s base compensation as of the date of death; and (d) an amount equal to the value of all incentive compensation (excluding stock options grants) received by Mr. Yecies during the prior year ending on the date of death; (ii) upon termination due to disability, Mr. Yecies will receive his base compensation and any incentive compensation (excluding stock option grants) until the expiration of the term; (iii) upon termination by Mr. Yecies for cause, or by us not for cause, Mr. Yecies will receive his annual base compensation for a period of one year; and (iv) upon termination following a change in control, Mr. Yecies will receive amounts equal to all compensation and benefits he would have received through the end of the term.

The terms of our employment agreement with Thomas C. Elliott as of November 17, 2006 are substantially similar to the terms of our employment agreement with Mr. Yecies, described above, except as follows: Mr. Elliott currently serves as Senior Vice President - Finance and Operations and Mr. Elliott’s initial base compensation is $200,000 per year.

Director Compensation

Each of our independent directors receives a retainer of $35,000 per year and is eligible to participate in our 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan, referred to as the 2002 Plan, which was approved by our stockholders on April 29, 2002. Under the 2002 Plan, non-employee directors, Eligible Directors are awarded units representing the right to receive one share of our common stock for each unit awarded. Upon becoming an Eligible Director, each Eligible Director receives units equal to $15,000 divided by the closing price of our common stock on the date of grant. Eligible Directors receive an additional unit award equal to $15,000 divided by the closing price of our common stock on each anniversary of the date of initial grant. Units vest on the later of: (i) the fifth anniversary of the date the recipient became an Eligible Director and (ii) the first anniversary of the grant of those units, except that units will vest sooner upon a change in control or death or disability of an Eligible Director, provided the Eligible Director completed at least six months of service. Upon termination of service by an Eligible Director, vested units will become issued common stock, but all unvested units are forfeited. The 2002 Plan provides for the issuance of a maximum of 75,000 units (173,454 units, as adjusted for the spin-off) and terminates on April 29, 2012, except with respect to previously awarded grants. As of the date of this annual report, we have five Eligible Directors and 49,486 units, as adjusted, have been awarded to such Eligible Directors under the 2002 Plan.

Mr. E. Cohen received $750,000 in fiscal 2006 for his service as the Chairman of our Board of Directors. In fiscal 2006, Mr. E. Cohen also received a grant of 5,790 shares of our common stock, vesting 25% per year over four years; a grant of options to acquire 25,000 shares of RCC common stock at an exercise price of $15.00 per share, vesting one-third per year over three years; and payment of $837,000 pursuant to a Supplemental Employment Retirement Plan we established as part of Mr. E. Cohen’s former employment agreement with us that pays Mr. E. Cohen a monthly retirement benefit. Mr. E. Cohen currently holds vested options exercisable for 1,034,001 shares of our common stock. Except for options with respect to 80,000 shares referred to above, all of such options were granted to Mr. E. Cohen when he was our Chief Executive Officer.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Messrs. Campbell, Kind and White. Mr. Campbell is the chairman of the Committee. None of such persons was an officer or employee of ours or any of our subsidiaries during fiscal 2006 or was formerly an officer of ours or any of our subsidiaries. None of our executive officers has been a director or executive officer of any entity of which any member of the Compensation Committee has been a director or executive officer during fiscal year 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                   STOCKHOLDER MATTERS

The following table sets forth the number and percentage of shares of common stock owned, as of December 1, 2006, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors, (c) each of the executive officers named in the Summary Compensation Table in Item 11, and (d) all of the named executive officers and directors as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

	Common Stock
	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Directors (16)
Michael J. Bradley	10,000		*
Carlos C. Campbell	47,411	(1)(2)	*
Edward E. Cohen	2,555,711	(4)(6)(7)(8)(9)(10)	13.94%
Jonathan Z. Cohen	1,655,529	(3)(4)(6)(7)(8)(11)	8.89%
Kenneth A. Kind	8,115		*
Andrew M. Lubin	45,771	(1)(2)	*
John S. White	45,931	(1)(2)	*

Non-Director Executive Officers(16)
Thomas C. Elliott	45,882	(3)(4)(5)(6)(7)	*
Alan F. Feldman	436,559	(3)(6)(7)	2.47%
Steven J. Kessler	221,499	(3)(4)(6)(7)(8)	1.27%
Michael S. Yecies	98,895	(3)(4)(6)(7)	*
All named executive officers and directors as a group (11 persons)	5,104,788	(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)	24.98%

Other Owners of More Than 5% of Outstanding Shares
Cobalt Capital Management, Inc.	1,574,542	(12)	9.11%
Leon G. Cooperman	1,157,700	(13)	6.69%
Dimensional Fund Advisors Inc.	976,744	(14)	5.65%
Spencer Capital Management, LLC	2,442,872	(15)	14.13%

* Less than 1%

(1)
Includes vested units representing the right to receive one share of common stock per unit granted under our 1997 Non-Employee Directors Deferred Stock and Deferred Compensation Plan in the following amounts: Mr. Campbell - 34,690 units; Mr. Lubin - 34,690 units; and Mr. White - 34,690 units.

(2)
Includes vested units representing the right to receive one share of common stock per unit granted under our 2002 Plan in the following amounts: Mr. Campbell - 10,241 units; Mr. Lubin - 10,241 units; and Mr. White - 10,241 units.

(3)
Includes shares allocated under our ESOP in the following amounts: Mr. J. Cohen - 2,237 shares; Mr. Elliott - 773 shares; Mr. Feldman - 677 shares; Mr. Kessler - 2,331 shares; and Mr. Yecies - 1,815 shares, as to which each has voting power.

(4)
Includes shares allocated under our 401(k) plan in the following amounts: Mr. E. Cohen - 21,789 shares; Mr. J. Cohen - 15,030 shares; Mr. Elliott - 6,446 shares; Mr. Kessler - 15,904 shares; and Mr. Yecies - 2,697 shares, as to which each has voting power.

(5)	Includes 2,312 shares issuable on exercise of options granted under our 1997 Key Employee Stock Option Plan.

(6)
Includes shares issuable on exercise of options granted under our 1999 Key Employee Stock Option Plan in the following amounts: Mr. E. Cohen - 637,089 shares; Mr. J. Cohen - 696,394 shares; Mr. Elliott - 8,767 shares; Mr. Feldman - 49,519 shares; Mr. Kessler - 49,796 shares; and Mr. Yecies - 69,381 shares.

(7)
Includes shares issuable on exercise of options granted under our 2002 Key Employee Stock Option Plan in the following amounts: Mr. E. Cohen - 392,073 shares; Mr. J. Cohen - 346,908 shares; Mr. Elliott - 11,564 shares; Mr. Feldman - 363,504 shares; Mr. Kessler - 27,697 shares; and Mr. Yecies - 23,127 shares.

(8)
Includes shares issuable on exercise of options granted under our 2005 Omnibus Equity Compensation Plan in the following amounts: Mr. E. Cohen - 4,839 shares; Mr. J. Cohen - 275,000 shares; Mr. Elliott - 16,020 shares; Mr. Kessler - 35,000 shares and Mr. Yecies - 1,875 shares.

(9)	Includes 449,516 shares held by a private charitable foundation of which Mr. E. Cohen serves as a co-trustee. Mr. E. Cohen disclaims beneficial ownership of these shares.

(10)
Includes 92,500 shares held in trusts for the benefit of Mr. E. Cohen’s spouse and/or children. Mr. E. Cohen disclaims beneficial ownership of these shares. 46,250 of these shares are also included in the shares referred to in footnote 11 below.

(11)	Includes 46,250 shares held in a trust of which Mr. J. Cohen is a co-trustee and co-beneficiary. These shares are also included in the shares referred to in footnote 10 above.

(12)
This information is based on Schedule 13G/A filed with the SEC on February 9, 2006. Includes 1,574,542 shares as to which shared voting and dispositive power is claimed. The address for Cobalt Capital Management, Inc. is 237 Park Avenue, Suite 900, New York, New York 10012.

(13)
This information is based on Schedule 13G filed with the SEC on February 8, 2006. Includes 626,000 shares as to which sole voting and dispositive power is claimed and 531,700 shares as to which shared voting and dispositive power is claimed. Mr. Cooperman’s address is 88 Pine Street, Wall Street Plaza, 31st Floor, New York, New York 10005.

(14)
This information is based on Schedule 13G/A filed with the SEC on February 6, 2006. Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. It refers to these investment companies, trusts and accounts as the Funds. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over 976,744 shares of the Company’s common stock as of December 31, 2005. The Funds own all of these securities. Dimensional disclaims beneficial ownership of such securities. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(15)
This information is based on a Form 4 filed with the SEC on August 28, 2006. Includes 1,891,879 shares as to which shared voting power and shared dispositive power is claimed. The address for Spencer Capital Management, LLC is 1995 Broadway, Suite 1801, New York, New York 10023.

(16)	The address for all our directors and officers is One Cresent Drive, Suite 203, Navy Yard Corporate Center, Philadelphia, PA 19112.

Equity Compensation Plan Information

The following table summarizes certain information about our compensation plans, in the aggregate, as of September 30, 2006:

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	3,865,296	$7.54	821,698

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of our business operations, we have ongoing relationships with several related entities. The following table details the receivables and payables with these related parties (in thousands):

September 30, 2006
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$3,938
Financial fund management entities	2,064
RCC	1,409
Real estate investment partnerships and TIC property interests	952
Atlas America	265
Anthem Securities	154
Other	13
Receivables from managed entities	$8,795
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$1,325
Anthem Securities	254
Payables to managed entities	$1,579

We receive fees, dividends and reimbursed expenses from several related/managed entities. In addition, we reimburse another related entity for certain operating expenses. The following table details those activities (in thousands):

Year Ended September 30, 2006
Financial Fund Management - fees from managed entities	$8,726
Real Estate - fees from investment partnerships and TIC property interests	11,452
Commercial finance - fees from investment partnerships	5,816
RCC:
Fees and equity compensation	8,203
Reimbursement of expenses from RCC	718
Dividends received	2,722
Atlas America - reimbursement of net costs and expenses	1,303
Anthem Securities:
Payment of operating expenses	(1,166)
Reimbursement of costs and expenses from Anthem Securities	2,906
1845 Walnut Associates Ltd - payment of rent and operating expenses	(450)
9 Henmar LLC - payment of broker/consulting fees	(479)
Ledgewood P.C. - payment of legal services	(472)

Relationship with Atlas America. On June 30, 2005, we completed the spin-off of Atlas America. Atlas America reimburses us for various costs and expenses we continue to incur on behalf of Atlas America, primarily payroll and rent. Certain operating expenditures totaling $265,000 that remain to be settled between us and Atlas America as of September 30, 2006 are reflected in the consolidated balance sheet as a receivable from related party.

Relationship with Anthem Securities. Anthem Securities, Inc., a wholly-owned subsidiary of Atlas America and a registered broker dealer, serves as the dealer-manager of investment programs sponsored by our real estate and commercial finance segments. Some of the personnel performing services for Anthem have been on our payroll and Anthem reimburses us for the allocable costs of such personnel. In addition, we agreed to pay some of the operating costs for Anthem’s office of supervisory jurisdiction, principally licensing fees and costs.

Relationship with 1845 Walnut Associates Ltd. We lease space in an office building in which we also own a 30% equity interest in the partnership that owns the building, 1845 Walnut Associates Ltd. The property is managed by Brandywine Construction and Management, Inc., or BCMI, as further described below.

Relationship with 9 Henmar. We own interests in the Trapeza entities that have sponsored CDO issuers and manage pools of trust preferred securities acquired by the CDO issuers. The Trapeza entities and CDO issuers were originated and developed in large part by Daniel G. Cohen, or D. Cohen. Jonathan Z. Cohen, or J. Cohen, the President, Chief Executive Officer and a Director of the Company, and D. Cohen are the sons of Edward E. Cohen, or E. Cohen, and Betsy Z. Cohen, or B. Cohen. We agreed to pay D. Cohen’s company, 9 Henmar, 10% of the fees we receive in connection with the first four Trapeza CDOs that we sponsored and manage. In fiscal 2006, the Company received $4.3 million of such fees from these transactions, net of expenses and paid 9 Henmar $479,000.

Relationship with Ledgewood P.C. Until April 1996, E. Cohen was of counsel to Ledgewood. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest.

Relationship with Retirement Trusts. We have established two trusts to fund the SERP for E. Cohen. The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of The Bancorp, Inc. with a fair value of $2.5 million at September 30, 2006. This trust and its assets are not included in our consolidated balance sheets. However, its assets are considered in determining the amount of our liability under the SERP. The 2000 Trust, a “Rabbi Trust,” holds 123,719 shares of common stock of Bancorp carried at market value which was $3.2 million at September 30, 2006 and a loan to a limited partnership in which E. Cohen and D. Cohen own the beneficial interests. This loan was acquired for its outstanding balance of $720,000 by the 2000 Trust in April 2001 from a corporation of which E. Cohen was chairman and J. Cohen was the president. The loan balance as of September 30, 2006 was $297,000. In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which D. Cohen is the principal shareholder and a director. The partnership is being liquidated and the 2000 Trust received substantially all of its initial investment, together with accumulated income, during fiscal 2006. The carrying value of the assets in the 2000 Trust was approximately $5.6 million at September 30, 2006. Its assets are included in other assets in our consolidated balance sheets. Our liability under the SERP has not been reduced by the value of those assets.

Relationship with The Bancorp, Inc., or TBBK. We own 3.5% of the outstanding common stock of TBBK. D. Cohen is the Chairman and B. Cohen is the Chief Executive Officer of TBBK and its subsidiary bank. At September 30, 2006, we had cash deposits of $282,000 at TBBK. In 2006, we sold 50,000 shares of TBBK stock for $1.2 million and realized a gain of $668,000.

Relationship with Certain Directors, Officers, Employees and Other Related Parties. A wholly-owned subsidiary of ours serves as the general partner of three partnerships that invest in regional domestic banks. The general partner may receive a carried interest of up to 20% upon meeting specific investor return rates. Some of the partnerships’ investors wanted to ensure that certain individuals who are critical to the partnerships’ success participate in the carried interest. The total participation authorized by our compensation committee was 48.5% of the 20% carried interest, of which J. Cohen, B. Cohen and E. Cohen received 10%, 7.5% and 5%, respectively. The remaining 26% was received by six individuals, four of whom are our employees.

       Relationship with Brandywine Construction & Management, Inc. BCMI manages the properties underlying four of our real estate loans and certain real estate and FIN 46 assets. Adam Kauffman, President of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of three of the borrowers. E. Cohen is the chairman of BCMI and holds approximately 8% of its common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for fiscal 2006 and 2005 (including a review of internal controls as required under Section 404 of Sarbanes-Oxley) and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during such fiscal years were $1,178,000 and $1,692,000, respectively.

Audit−Related Fees

The aggregate fees billed by Grant Thornton for audit-related services, including separate audits as required by certain of our subsidiaries and consulting on reporting issues were $164,000 and $198,000 for fiscal 2006 and 2005, respectively.

Tax Fees

The aggregate fees billed by Grant Thornton for professional services related to tax compliance, tax advice and tax planning were $85,000 and $154,000 for fiscal 2006 and 2005, respectively.

All Other Fees

There were no other aggregate fees billed by Grant Thornton for products and services provided to us, other than services described above under “Audit Fees,” “Audited-Related Fees” and “Tax Fees” for fiscal 2006 and 2005.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee, on at least an annual basis, reviews the audit and non-audit services performed by Grant Thornton, LLP as well as the fees charged by Grant Thornton, LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All of such services and fees were pre-approved during fiscal 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets at September 30, 2006 and 2005
    Consolidated Statements of Income for the years ended September 30, 2006, 2005 and 2004
    Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for
         the years ended September 30, 2006, 2005 and 2004
    Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004
    Notes to Consolidated Financial Statements − September 30, 2006

2.	Financial Statement Schedules
  Schedule III - Investments in Real Estate
  Schedule IV - Investments in Mortgage Loans on Real Estate
  Schedule − Significant Subsidiary Financials
a)	Trapeza Capital Manager, LLC Audited Financial Statements for the years ended December 31, 2006 and 2005 *
b)	Trapeza Management Group, LLC Audited Financial Statements for the years ended December 31, 2006 and 2005 *

*Audited statements for these calendar year entities will be filed subsequently in an amendment to this Form 10K.

a)	Exhibits

    Exhibit No.         Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America, Inc. (1)
10.1	Master Separation and Distribution Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004. (2)
10.2	Registration Rights Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004. (2)
10.3	Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004. (2)
10.4	Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004. (2)
10.5	Employment Agreement between Steven J. Kessler and Resource America, Inc., dated October 5, 1999. (1)
10.5(a)	Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated October 5, 1999. (9)
10.6(a)
Fourth Modification, dated June 30, 2005, of Revolving Credit Agreement, Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource America, Inc., Resource Properties XXXIV, Inc., Resource Properties XL, Inc., Resource Properties XXX, Inc., Resource Properties XXXI, Inc. and Sovereign Bank. (3)

10.6(b)
Fifth Modification, dated September 29, 2005, of Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource America, Inc., Resource Properties XXXIV, Inc., Resource Properties XL, Inc., Resource Properties XXX, Inc., Resource Properties XXXI, Inc. and Sovereign Bank. (4)

10.6(c)
Seventh Modification, dated July 2006, of Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource America, Inc., Resource Properties XXX, Inc., Resource Properties XLI, Inc., Resource Capital Investor, Inc. and Sovereign Bank.

10.7(a)	Credit Agreement dated July 31, 2006 between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank and between Resource America, Inc. and National City Bank. (7)

10.7(b)	Guaranty and Suretyship Agreement dated July 31, 2006 between Resource America, Inc., Resource Leasing, Inc. and National City Bank. (7)
10.7(c)	First Amendment to Credit Agreement dated August 14, 2006 between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (8)
10.8	First Amendment to Guaranty of Payment dated June 18, 2004 between Resource America, Inc. and Commerce Bank, National Association. (2)
10.9	Revolving Credit Agreement and Assignment dated as of May 27, 2004 among Lease Equity Appreciation Fund I, L.P., LEAF Financial Corporation and Sovereign Bank. (2)
10.10	Pooling and Servicing Agreement, dated July 13, 2005, among LEAF Funding, Inc., LEAF Financial Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of New York. (4)
10.10 (a)
Assignment, Assumption and Amendment Agreement, dated September 29, 2006, among LEAF Funding, Inc., Merrill Lynch Equipment Finance LLC, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.

10.11	2005 Omnibus Equity Compensation Plan. (3)
10.12	Grant of Incentive Stock Option Pursuant to the Resource America, Inc. 2005 Omnibus Equity Compensation Plan. (6)
10.13	Grant of Non-Qualified Stock Option Pursuant to the Resource America, Inc. 2005 Omnibus Equity Compensation Plan. (6)
10.14	2005 Omnibus Equity Compensation Plan - Form of Stock Award Agreement (5)
10.15	Loan and Security Agreement, dated July 2006, among Resource America, Inc. and Commerce Bank, N.A.
21.1	Subsidiaries of Resource America, Inc.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Annual Report on Form 10K for the fiscal year ended September 30, 2005 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Report on Form 8-K filed on February 15, 2006 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Annual Report on Form 10K/A for the fiscal year ended September 30, 2005 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Report on Form 8-K filed on August 4, 2006 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Report on Form 8-K filed on August 17, 2006 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Annual Report on Form 10K for the fiscal year ended September 30, 2000 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    RESOURCE AMERICA, INC.
December 14, 2006                                                                                   By: /s/ Jonathan Z. Cohen
                                                                                      Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	December 14, 2006
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President	December 14, 2006
JONATHAN Z. COHEN	and Chief Executive Officer

/s/ Carlos C. Campbell	Director	December 14, 2006
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin	Director	December 14, 2006
ANDREW M. LUBIN

/s/ Michael J. Bradley	Director	December 14, 2006
MICHAEL J. BRADLEY

/s/ Kenneth A. Kind	Director	December 14, 2006
KENNETH A. KIND

/s/ John S. White	Director	December 14, 2006
JOHN S. WHITE

/s/ Steven J. Kessler	Executive Vice President	December 14, 2006
STEVEN J. KESSLER	and Chief Financial Officer

Resource America, Inc. & Subsidiaries
SCHEDULE III
Real Estate and Accumulated Depreciation
September 30, 2006
(in thousands)

Column	Column	Column	Column	Column	Column	Column	Column		Column
A	B	C	D	E	F	G	H		I
Description	Encumbrances	Initial cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period	Accumulated Depreciation	Date of Construction	Date Acquired		Life on which Depreciation in Latest Income is Computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned - held for sale
Vacant Commercial Retail Space, Richmond, VA	$1,130	$2,402	$ −	$1,293	$ −	1980	9/30/2003	(b)	n/a

Real estate owned
Hotel, Savannah, GA	12,492	10,187	−	14,352	1,736	1853	7/01/2003	(a)	40 years

FIN 46 Assets
Commercial Retail, (c) St. Cloud, MI	1,536	2,300	−	2,300	288	1970	7/01/2003	(a)	40 years

Commercial Retail, (c) Elkins West, WV	−	1,600	−	1,600	116	1963	7/01/2003	(a)	40 years
	$15,158	$16,489	$ −	$19,545	$2,140

(a)	Date of FIN 46R adoption
(b)	Date of foreclosure
(c)	Balances as of June 30, 2006 due to one-quarter lag in reporting FIN 46-R results

Resource America, Inc. & Subsidiaries
SCHEDULE III - (Continued)
Real Estate and Accumulated Depreciation
September 30, 2006
(in thousands)

	Years Ended September 30,
	2006	2005	2004
Balance at the beginning of the period	$141,127	$163,321	$301,111
Additions during period:
Acquisitions through foreclosure	−	−	−
Other acquisitions	−	−	−
Improvements, etc.	−	499	1,305
Other - basis adjustments	323	−	−
Other − reclass from other assets	4,678	−	−
	146,128	163,820	302,416

Deductions during the period:
Cost of real estate sold	126,177	3,372	35,330
Other − write down	406	19,321	3,423
Other − reclass to loans	−	−	100,342
Balance at close of period	$19,545	$141,127	$163,321

Resource America, Inc. & Subsidiaries
SCHEDULE IV
Mortgage Loans on Real Estate
September 30, 2006
(in thousands)

Column A	Column B	Column C		Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date		Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
Second Lien Loans
Office building, Philadelphia, PA	Fixed interest rate of 9%	9/25/2002	(c)	(a)	$ −	$3,239	$2,627	$	−

Apartment building, Hartford, CT	Fixed interest rate of 7.5%	1/1/2009		(a)	12,993	21,194	7,967		−

Office building, Washington, DC	Fixed interest rate of 8%	8/1/2008		(b)	−	37,527	13,232		−

Office building, Omaha, NE	Fixed interest rate of 8%	8/31/2011			−	136	109		−

Office building, Philadelphia, PA	Fixed interest rate of 6%	4/27/2008			−	2,814	2,814		−

Multi-family unit, Seabrook Village, NJ	Fixed interest rate of 6%	11/30/2012			−	1,835	1,835		−
					$12,993	$66,745	$28,584	$	−

(a)	All net cash flows from related property.
(b)	No current payments.
(c)	We have not foreclosed on the property and continue to forbear, because we receive all of the economic benefit from the underlying property.

Resource America, Inc. & Subsidiaries
SCHEDULE IV − (Continued)
Mortgage Loans on Real Estate
September 30, 2006
(in thousands)

	Years Ended September 30,
	2006	2005	2004
Balance at the beginning of the period	$25,923	$24,066	$40,416
Additions during period:
New loans	4,909	2,240	9,848
Additions to existing loans	2,310	1,399	2,069
Other	465	860	1,958
	33,607	28,565	54,291

Deductions during the period:
Loan converted to equity interest	−	369	7,442
Collections of principal	5,023	2,273	22,783
	5,023	2,642	30,225
Balance at end of fiscal year (d)	$28,584	$25,923	$24,066

(d)	This balance does not include a note receivable which is not a mortgage relating to a partial sale of our interest in a real estate venture.