Form 10-Q
period 2006-12-31
RESOURCE AMERICA INC
filed 2007-02-05
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-4408

RESOURCE AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-0654145
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Crescent Drive, Suite 203
Navy Yard Corporate Center
Philadelphia, PA	19112
(Address of principal executive offices)	(Zip code)

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
Large accelerated filer [  ]                Accelerated filer [X]          Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

The number of outstanding shares of the registrant’s common stock on February 1, 2007 was 17,588,658.

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets - December 31, 2006 (unaudited) and September 30, 2006	3
	Consolidated Statements of Income - Three Months Ended December 31, 2006 and 2005 (unaudited)	4
	Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income - Three Months Ended December 31, 2006 (unaudited)	5
	Consolidated Statements of Cash Flows - Three Months Ended December 31, 2006 and 2005 (unaudited)	6 − 7
	Notes to Consolidated Financial Statements - December 31, 2006 (unaudited)	8 − 22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 − 38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38 − 39

Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 6.	Exhibits	40

SIGNATURES		41

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2006	September 30, 2006
	(unaudited)
ASSETS
Cash	$19,868	$37,622
Restricted cash	13,897	8,103
Receivables from managed entities	10,587	8,795
Investments in commercial finance	172,334	108,850
Loans held for investment	283,198	69,314
Investments in real estate	49,492	50,104
Investment securities available-for-sale	70,277	64,857
Investments in unconsolidated entities	34,280	26,626
Property and equipment, net	9,277	9,525
Deferred income taxes	7,070	6,408
Other assets	33,541	26,549
Total assets	$703,821	$416,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,483	$12,448
Accrued expenses and other liabilities	22,754	17,078
Payables to managed entities	1,250	1,579
Borrowings	449,874	172,238
Deferred income tax liabilities	12,458	10,746
Minority interests	9,370	9,602
Total liabilities	505,189	223,691

Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 26,408,298 and 26,401,708 shares issued, respectively	264	264
Additional paid-in capital	260,296	259,882
Retained earnings	28,870	25,464
Treasury stock, at cost; 9,109,151 and 9,110,290 shares, respectively	(96,948)	(96,960)
ESOP loan receivable	(459)	(465)
Accumulated other comprehensive income	6,609	4,877
Total stockholders’ equity	198,632	193,062
	$703,821	$416,753

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2006	2005
REVENUES
Financial fund management	$12,387	$7,479
Real estate	4,564	4,654
Commercial finance	7,089	5,081
	24,040	17,214
COSTS AND EXPENSES
Financial fund management	4,552	2,299
Real estate	3,013	2,265
Commercial finance	3,631	2,918
General and administrative	2,834	3,225
Depreciation and amortization	709	838
	14,739	11,545
OPERATING INCOME	9,301	5,669
OTHER INCOME (EXPENSE)
Interest expense	(4,591)	(2,296)
Minority interest	(560)	(402)
Other income, net	2,528	873
	(2,623)	(1,825)
Income from continuing operations before taxes and cumulative effect of a change in accounting principle	6,678	3,844
Provision (benefit) for income taxes	2,210	(1,537)
Income from continuing operations before cumulative effect of a change in accounting principle	4,468	5,381
(Loss) income from discontinued operations, net of tax	(19)	938
Cumulative effect of a change in accounting principle, net of tax	−	1,357
NET INCOME	$4,449	$7,676
Basic earnings per common share:
Continuing operations	$0.26	$0.30
Discontinued operations	−	0.05
Cumulative effect of accounting change	−	0.08
Net income	$0.26	$0.43
Weighted average shares outstanding	17,292	18,055
Diluted earnings per common share:
Continuing operations	$0.23	$0.27
Discontinued operations	−	0.05
Cumulative effect of accounting change	−	0.07
Net income	$0.23	$0.39
Weighted average shares outstanding	19,122	19,986

Dividends declared per common share	$0.06	$0.06

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2006
(in thousands)
(unaudited)

						Accumulated
		Additional			ESOP	Other	Totals
	Common	Paid-In	Retained	Treasury	Loan	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Stock	Receivable	Income	Equity	Income
Balance, October 1, 2006	$264	$259,882	$25,464	$(96,960)	$(465)	$4,877	$193,062
Net income	-	-	4,449	-	-	-	4,449	$4,449
Treasury shares issued	-	70	-	12	-	-	82	−
Stock-based compensation	-	217	-	-	-	-	217	−
Restricted stock awards	-	102	-	-	-	-	102	−
Issuance of common shares	-	25	-	-	-	-	25	−
Other comprehensive income	−	−	−	−	−	1,732	1,732	1,732
Cash dividends	-	-	(1,043)	-	-	-	(1,043)	−
Repayment of ESOP loan	-	-	-	-	6	−	6	−
Balance, December 31, 2006	$264	$260,296	$28,870	$(96,948)	$(459)	$6,609	$198,632	$6,181

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2006	2005 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,449	$7,676
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of a change in accounting principle, net of tax	−	(1,357)
Depreciation and amortization	810	861
Distributions from unconsolidated entities	3,941	3,675
Equity in earnings of unconsolidated entities	(3,981)	(1,981)
Minority interest earnings	560	402
Loss (income) from discontinued operations	19	(938)
Gain on sale of investment securities available-for-sale	(1,347)	−
Deferred income tax benefit	(671)	(3,190)
Gain on asset dispositions	(74)	(879)
Non-cash compensation on long-term incentive plans	401	310
Non-cash compensation issued	797	361
Non-cash compensation received	(673)	(821)
Increase in commercial finance investments	(63,594)	(26,523)
Changes in operating assets and liabilities	(7,680)	1,965
Net cash used in operating activities of continuing operations	(67,043)	(20,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate	(10,188)	(9,963)
Payments received on real estate loans and real estate	3,256	8,366
Purchases of investment securities available-for-sale	(5,795)	(4,453)
Proceeds from sale of available-for-sale securities	3,381	3,500
(Increase) decrease in restricted cash	(5,639)	5,000
Capital expenditures	(219)	(1,080)
Decrease (increase) in other assets	1,769	(515)
Net cash (used in) provided by investing activities of continuing operations	(13,435)	855

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS − (Continued)
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2006	2005 (1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	161,507	123,930
Principal payments on borrowings	(97,751)	(99,398)
Dividends paid	(1,043)	(1,082)
Proceeds from issuance of stock	25	40
Purchase of treasury stock	−	(3,681)
Net cash provided by financing activities of continuing operations	62,738	19,809

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(14)	(976)
Investing activities	−	17,020
Net cash (used in) provided by discontinued operations	(14)	16,044
Net cash retained by entities previously consolidated	−	(3,825)
(Decrease) increase in cash	(17,754)	12,444
Cash at beginning of period	37,622	30,353
Cash at end of period	$19,868	$42,797

(1)	Revised presentation to reflect detail of cash flows from discontinued operations.

See accompanying notes to consolidated financial statements

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for certain financial fund management entities and LEAF Financial Corp. (“LEAF”) in which the senior executives of LEAF hold an 11.5% interest.

In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46-R, “Consolidation of Variable Interest Entities,” the Company consolidated certain variable interest entities (“VIEs”) as to which it has determined that it is the primary beneficiary. Due to the timing of the receipt of financial information from third parties, the Company accounts for these entities’ activities on a one quarter lag, except when adjusting for the impact of significant events such as a refinance or sale. The assets, liabilities, revenues and costs and expenses of the VIEs that are included in the consolidated financial statements are not those of the Company. The liabilities of the VIEs will be satisfied from the cash flows of the VIE, not from assets of the Company which has no legal obligation to satisfy those liabilities.

The consolidated financial statements and the information and tables contained in the notes thereto as of December 31, 2006 and for the three months ended December 31, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (“fiscal 2006”). The results of operations for the three months ended December 31, 2006 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2007 (“fiscal 2007”).

Certain reclassifications have been made to the fiscal 2006 consolidated financial statements to conform to the fiscal 2007 presentation.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended December 31,
	2006		2005
Cash paid during the period for:
Interest		$1,650	$3,561
Income taxes paid		$61	$603
Non-cash activities include the following:
Transfer of loans held for investment (see Note 6):
Reduction of loans held for investment	$	−	$121,722
Termination of associated secured warehouse credit facilities	$	−	$121,722
Activity on secured warehouse facilities:
Purchase of loans held for investment		$213,884	$23,970
Borrowings on associated secured warehouse credit facilities		$213,881	$23,921
Receipt of a note upon resolution of a real estate investment	$	−	$2,000

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

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures.  SAB 108 is effective for the Company’s current fiscal year ending September 30, 2007. Management does not believe adoption of SAB 108 will have a material impact on the Company's consolidated financial statements.

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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Company places its temporary cash investments in high-quality, short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At December 31, 2006, the Company had $26.7 million in deposits at various banks, of which $24.0 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

NOTE 3 − COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the Company include changes in the fair value, net of taxes, of its investments securities, available-for-sale and derivative instruments that qualify as cash flow hedges.

Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. The resulting translation adjustments are also included in comprehensive income.

The following table reflects the changes in comprehensive income (in thousands):

	Three Months Ended December 31,
	2006	2005
Net income	$4,449	$7,676
Other comprehensive income:
Unrealized gains on investment securities available-for-sale net of tax of $2,292 (1) and $337 (2)	2,300	209
Less: reclassification for gains realized in net income, net of tax of $579 and $0	(768)	−
	1,532	209
Unrealized gain on hedging contracts, net of tax $9 and $0	13	−
Foreign currency translation gain	187	−
Comprehensive income	$6,181	$7,885

(1)	Reflects the cumulative adjustment for the change in the Company’s effective tax rate from 39% at September 30, 2006 to 43% at December 31, 2006.
(2)	Reflects the cumulative adjustment for the change in the Company’s effective tax rate from 40% at September 30, 2005 to 43% at December 31, 2005.

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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 4 − EARNINGS PER SHARE − (Continued)

The following table presents a reconciliation of the components used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended December 31,
	2006	2005
Earnings - Basic
Continuing operations	$4,468	$5,381
Discontinued operations	(19)	938
Cumulative effect of accounting change (1)	−	1,357
Net income	$4,449	$7,676

Earnings - Diluted
Continuing operations (2)	$4,468	$5,344
Discontinued operations	(19)	938
Cumulative effect of accounting change (1)	−	1,357
Net income	$4,449	$7,639

Shares (3)
Basic shares outstanding	17,292	18,055
Dilutive effect of stock option and award plans	1,830	1,931
Dilutive shares outstanding	19,122	19,986

(1)	The Company recorded a cumulative adjustment for the elimination of the one-quarter delay in reporting its equity in earnings of the Trapeza entities (see Note 9).
(2)
Reflects $37,000 of minority interest, net of tax, upon the assumed conversion of notes outstanding for the three months ended December 31, 2005. These notes have since converted and the minority interest is reflected in reported results for the three months ended December 31, 2006.

(3)
All outstanding options were dilutive as of December 31, 2006. As of December 31, 2005, options to purchase 451,000 shares were outstanding but were excluded from the computation of Diluted EPS as their effect would have been antidilutive. The exercise prices on those options were at $16.66 and $17.26 per share.

NOTE 5 - INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	December 31,	September 30,
	2006	2006
Notes receivable, net	$141,240	$74,864
Direct financing leases, net	30,408	32,275
Assets subject to operating leases, net of accumulated depreciation of $19 and $46	686	1,711
Investments in commercial finance	$172,334	$108,850

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 5 - INVESTMENTS IN COMMERCIAL FINANCE − (Continued)

The components of direct financing leases are as follows (in thousands):

	December 31,	September 30,
	2006	2006
Total future minimum lease payments receivable	$35,232	$37,398
Initial direct costs, net of amortization	641	598
Unguaranteed residual	581	362
Unearned income	(6,046)	(6,083)
Investments in direct financing leases	$30,408	$32,275

Although the terms of the leases and notes extend over many years, the Company routinely sells without recourse the leases and notes it acquires or originates to the investment entities it manages (including RCC and prior to September 26, 2006, certain subsidiaries of Merrill Lynch Pierce, Fenner & Smith Inc. (“ML”) shortly after their acquisition or origination in accordance with agreements with each party. As a result of these routine sales of leases and notes as well as the Company’s credit evaluations, management concluded that no allowance for loan and lease losses was deemed necessary at December 31 and September 30, 2006.

NOTE 6 − LOANS HELD FOR INVESTMENT

The Company typically funds the initial acquisition of portfolio assets for collateralized debt obligations (“CDOs”) issuers it sponsors through a secured warehouse credit facility prior to closing the offering of the CDO. In those transactions in which the Company is deemed to be the primary beneficiary (as defined by FIN 46-R), the assets and liabilities of the CDO issuer are consolidated. Upon the execution of the CDO, the warehouse facility is refinanced through the issuance of CDOs and the CDO issuer is no longer consolidated with the Company.

The following is a summary of the Company’s bank loans held for investment (in thousands):

	December 31,	September 30,
	2006	2006
Principal	$282,660	$69,312
Unamortized premium	677	18
Unamortized discount	(139)	(16)
Loans held for investment	$283,198	$69,314

At December 31, 2006, the Company’s secured bank loan portfolio consisted of $283.2 million of floating rate loans, which bear interest at various London Inter-Bank Offered Rates (“LIBOR”), including European LIBOR rates, plus 1.50% to 7.50%, with maturity dates ranging from March 2010 to March 2016. There were no fixed rate loans as of December 31, 2006.

At December 31 and September 30, 2006, all of the Company’s loans are current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred. Accordingly, as of December 31 and September 30, 2006, management of the Company determined that no allowance for possible loan losses was needed.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 6 − LOANS HELD FOR INVESTMENT − (Continued)

At September 30, 2006, the Company’s secured bank loan portfolio consisted of $69.3 million of floating rate loans, which bear interest at various LIBOR rates, including European LIBOR rates, plus 1.75% to 4.25%, with maturity dates ranging from October 2012 to March 2016. There were no fixed rate loans as of September 30, 2006.

NOTE 7 - INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	December 31,		September 30,
	2006	2005	2006
Real estate loans:
Balance, beginning of period	$28,739	$25,923	$25,923
New loans	−	2,000	5,109
Additions to existing loans	−	65	2,310
Collection of principal	(281)	(250)	(5,068)
Other	47	98	465
Balance, end of period	28,505	27,836	28,739
Real estate:
Ventures	9,421	8,168	9,519
Owned, net of accumulated depreciation of $1,833, $1,444 and $1,736	12,336	12,683	12,616
Total real estate	21,757	20,851	22,135
	50,262	48,687	50,874
Allowance for loan losses	(770)	(770)	(770)
Investments in real estate	$49,492	$47,917	$50,104

NOTE 8 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company’s investment securities available-for-sale are carried at fair market value based on market quotes. Unrealized gains or losses, net of tax, are included in accumulated comprehensive income in stockholders’ equity.

The Company has invested in two affiliated publicly-traded companies, Resource Capital Corp. (“RCC”) (NYSE: RSO), and The Bancorp, Inc. (“TBBK”) (Nasdaq: TBBK), in addition to CDO issuers it has sponsored and manages as follows (in thousands):

	December 31,	September 30,
	2006	2006
Investment in RCC, including unrealized gains of $3,752 and $879	$32,461	$29,588
Investment in TBBK, including unrealized gains of $5,463 and $5,696	8,238	9,132
Investments in CDO securities, including net unrealized losses of $1,704 and $1,471	29,578	26,137
Investment securities available-for-sale	$70,277	$64,857

RCC is a specialty finance real estate investment trust (“REIT”) that the Company sponsored in fiscal 2005. The Company, through its indirect wholly-owned subsidiary, Resource Capital Manager, Inc. (“RCM”), provides certain services including investment management and administrative services to RCC in accordance with its management agreement with RCM.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 8 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

The Company held 1.9 million shares of RCC at December 31 and September 30, 2006, respectively. In addition, the Company held options to acquire 2,166 shares (at an average price per share of $15.00) and warrants to acquire an additional 100,088 shares (at $15.00 per share) of RCC common stock at December 31 and September 30, 2006, respectively.

The Company held 402,009 and 482,009 shares of TBBK as of December 31 and September 30, 2006, respectively, of which 278,290 and 358,290 shares were included in investment securities available-for-sale. During the quarter ended December 31, 2006, the Company sold 80,000 of its shares of TBBK stock for $2.0 million and realized a gain of $1.3 million (see Note 15). Additionally, the 123,719 shares of TBBK held in the supplemental employment retirement plan for our former Chief Executive Officer are included in other assets.

Investments in CDO securities include investments in 12 and 10 CDOs at December 31 and September 30, 2006, respectively, which are held through the Company’s financial fund management entities.

NOTE 9 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, including partnerships and TIC programs. The following table details these investments, including the range of partnership interests owned, which are accounted for using the equity method because the Company has the ability to exercise significant influence over their operating and financial decisions (in thousands):

	December 31, 2006	September 30, 2006	Range of Combined Partnership Interests
Trapeza entities	$15,167	$15,007	13% to 18%
Financial fund management partnerships	6,351	5,772	10%
Real estate investment partnerships	4,993	3,927	5.0% to 10.0%
Commercial finance investment partnerships	1,300	1,353	1% to 5%
TIC property interests	6,469	567	N/A
Investments in unconsolidated entities	$34,280	$26,626

Historically, the Company presented its equity in the earnings and losses of the Trapeza entities on a one-quarter delay as permitted under GAAP. Improvements in the timeliness and availability of financial data from the Trapeza entities allowed the Company to report its share in those earnings on a current basis as of October 1, 2005. As a result of this change, the Company’s equity in the earnings of the Trapeza entities of $1.4 million, net of tax of $983,000, for the three months ended September 30, 2005 was reported as a cumulative change in accounting principle as of October 1, 2005.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 9 − INVESTMENTS IN UNCONSOLIDATED ENTITIES − (Continued)

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

	Three Months Ended
	December 31,
	2006	2005
Trapeza Capital Management, LLC
Management fees	$3,839	$1,547
Operating expenses	(824)	(374)
Other expense	(29)	(48)
Net income	$2,986	$1,125

	Three Months Ended
	December 31,
	2006	2005
Trapeza Management Group, LLC
Management fees	$680	$682
Operating expenses	(48)	(97)
Other expense	(5)	(21)
Net income	$627	$564

NOTE 10 - BORROWINGS

Borrowings consist of the following (in thousands):

				Balance as of
	Amount of Facility		Interest Rate at December 31, 2006	December 31, 2006	September 30, 2006
	(in millions)
Financial fund management - Secured warehouse credit facilities-FIN 46-R	$350.0		5.99%	$109,064	$2,900
	$350.0	(a)	5.98%	45,863	−
	$300.0		4.28%	128,250	66,397

Commercial finance - Secured revolving credit facilities	$150.0		6.89%	110,800	86,400
	$250.0	(b)	5.92%	39,561	−

Other debt	$17.4		5.40 - 8.80%	16,336	16,541
Total borrowings				$449,874	$172,238

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 10 - BORROWINGS − (Continued)

(a) Financial fund management - Secured warehouse credit facilities-FIN 46-R. In December 2006, the Company entered into a $350.0 million warehouse credit facility with affiliates of Credit Suisse Securities (USA) LLC (“Credit Suisse”) to fund its purchases of bank loans. The Company is charged interest during the warehouse period at LIBOR plus 62.5 basis points in return for a participation interest in the interest earned on the loans. The facility agreement provides for a guarantee by the Company as well as an escrow deposit (see Note 16). In January 2007, this warehouse credit facility was assumed by RCC. As a result, the escrow deposit was returned with interest and the Company’s guarantee on this facility was terminated.

(b) Commercial finance - Secured revolving credit facilities. In December 2006, LEAF purchased the equity of a subsidiary of RCC in order to utilize an unused $250.0 million line of credit RCC had with Morgan Stanley Bank to fund commercial finance assets originated by LEAF. As part of the agreement, LEAF reimbursed RCC $125,000 for the commitment fees it had paid and assumed the liability for an additional $725,000 of commitment fees and other costs. The maximum amount of the Company’s borrowings under this facility is $100.0 million for the first ten months and $250.0 million thereafter. The facility is non-recourse to the Company and expires in October 2009. The underlying equipment being leased or financed collateralizes the borrowings under this facility. Borrowings outstanding bear interest at one of two rates, determined by the utilization under the facility: less than $100.0 million are at a rate of one-month LIBOR plus 0.60%, and in excess of $100.0 million are at a rate of one-month LIBOR plus 0.75%. Interest and principal are due monthly.

To mitigate fluctuations in the interest rate on the Morgan Stanley line, the Company has entered into interest rate swap agreements. The interest rate swaps terminate at various dates ranging from May 2012 to October 2016. As of December 31, 2006, the interest rate swap agreements fix the rate on the outstanding balance at 5.69% on a weighted average basis (see Note 11).

Annual principal payments over the next five years ending December 31 and thereafter are as follows (in thousands):

2007	$121,693	(1)
2008	10,202
2009	21,183
2010	837
2011	12,150
Thereafter	632
	$166,697

(1)	Excludes $283.2 million related to secured warehouse credit facilities that will be transferred upon the execution of the associated CDO transactions and will not have to be repaid by the Company.

Covenants

At December 31, 2006, the Company was in compliance with all of the financial covenants under its various debt agreements. These financial covenants are customary for the type and size of the related debt facilities and include minimum equity requirements as well as specified debt service coverage and leverage ratios.

All other credit facilities remained substantially unchanged from what was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 11 - DERIVATIVE INSTRUMENTS

The Company implemented a hedging strategy using derivative financial instruments including interest rate swaps designated as cash flow hedges. The Company does not use derivative financial instruments for trading or speculative purposes. The Company manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

Before entering into a derivative transaction for hedging purposes, the Company determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Company measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by GAAP, will be recognized in the consolidated statements of operations.

There can be no assurance that the Company’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates, or that the costs of hedging will not exceed the benefits.

At December 31, 2006, the notional amount of the interest rate swaps were $38.8 million. For the three months ended December 31, 2006, the Company had an unrealized net gain of $13,000 (net of tax of $9,000) on these interest rate swaps which is included in comprehensive income. The Company recognized no gain or loss during the three months ended December 31, 2006 for hedge ineffectiveness. Assuming market rates remain constant with the rates at December 31, 2006, the $13,000 in accumulated other comprehensive income is projected to be recognized in earnings over the next 12 months.

NOTE 12 - STOCK-BASED COMPENSATION

Employee stock options.

The Company adopted Statement of Financial Accounting Standards 123R, “Accounting for Stock-Based Compensation” as revised (“SFAS 123R”), as of October 1, 2005. Accordingly, employee stock options granted are being expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31,
	2006	2005
Expected life (years)	6.25	6.25
Expected stock volatility	27.8%	27.8%
Risk-free interest rate	4.0%	4.3%
Dividends	0.9%	1.4%

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 12 - STOCK-BASED COMPENSATION − (Continued)

Transactions for employee stock options for the three months ended December 31, 2006 are summarized as follows:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares		Price	Term (in years)	Value
Outstanding - beginning of period	3,641,096		$7.77
Granted	−		$ −
Exercised	(6,590)		$3.33
Forfeited	−		$ −
Outstanding - end of period	3,634,506		$7.78	5.34	$67,677,000
Exercisable - end of period	3,259,952		$6.78	4.99	$63,968,000
Available for grant	705,853	(1)

(1)	Adjusted for shares of restricted stock granted under the 2005 employee stock plan.

The following table summarizes the activity for unvested employee stock options during the three months ended December 31, 2006:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Unvested shares outstanding - beginning of period	374,554	$7.37
Granted	−	$ −
Vested	−	$ −
Forfeited	−	$ −
Unvested shares outstanding - end of period	374,554	$7.37

As of March 31, 2006, there was a total of $2.0 million of unrecognized compensation cost related to unvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested and expensed during the three months ended December 31, 2006 and 2005 was $217,000 and $274,000, respectively.

Restricted common stock

In February 2006, LEAF issued 300,000 shares of its restricted common stock valued at $69,000 based on 3% of LEAF’s equity as of the date of issuance. These restricted shares, issued to three senior officers of LEAF, vest 50% per year commencing on February 1, 2007. For the three months ended December 31, 2006, the Company recorded stock-based compensation for the LEAF restricted stock of $12,000.

In January 2006, the Company issued 83,519 shares of restricted RAI common stock valued at $1.4 million based on the closing price of the Company’s stock as of the date of grant. These restricted shares vest 25% per year commencing on January 3, 2007. For the three months ended December 31, 2006, the Company recorded stock-based compensation expense for these restricted shares of $90,000.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 13 - INCOME TAXES

The Company recorded the following provision (benefit) for income taxes as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Provision (benefit) for income taxes:
Provision for income taxes, at estimated effective rates	$2,872	$1,653
Reduction of valuation allowances	(662)	(3,190)
Provision (benefit) for income taxes	$2,210	$(1,537)

In the three months ended December 31, 2006, the Company continued to implement tax planning strategies that management believes make it more likely than not that the Company will be able to utilize $6.6 million of state and local net operating loss carry forwards (“NOLs”) before their expiration. Accordingly, $662,000 of the valuation allowance was reversed. Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize and the estimate of the required valuation allowance could be adjusted in the future if estimates of taxable income are revised.

In the three months ended December 31, 2005, the Company implemented tax planning strategies that management believed made it more likely than not that the Company will be able to utilize approximately $32.0 million of NOLs before their expiration. Accordingly, $3.2 million of the valuation allowance was reversed.

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities. The following table details the receivables and payables with these related parties (in thousands):

	December 31,	September 30,
	2006	2006
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$4,031	$3,938
RCC	2,846	1,409
Financial fund management entities	2,102	2,064
Real estate investment partnerships and TIC property interests	1,403	952
Atlas America	117	265
Anthem Securities	81	154
Other	7	13
Receivables from managed entities	$10,587	$8,795
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$952	$1,325
Anthem Securities	298	254
Payables to managed entities	$1,250	$1,579

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities. In addition, the Company reimburses another related entity for certain operating expenses. The following table details those activities (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Financial Fund Management - fees from managed entities	$2,611	$2,090
Real Estate - fees from investment partnerships and TIC property interests	2,338	2,927
Commercial finance - fees from investment partnerships	2,128	799
RCC:
Fees and equity compensation	2,828	2,059
Reimbursement of expenses from RCC	264	289
Dividend income	823	697
Atlas America - reimbursement of net costs and expenses	196	262
Anthem Securities:
Payment of operating expenses	(198)	(110)
Reimbursement of costs and expenses from Anthem Securities	201	442
1845 Walnut Associates Ltd - payment of rent and operating expenses	(159)	(74)
9 Henmar LLC - payment of broker/consulting fees	(158)	(187)
Ledgewood P.C. - payment of legal services	(57)	(119)

NOTE 15 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Gain on sale of investment securities available-for-sale	$1,347	$	−
RCC dividends	823		697
Interest and other income	358		176
Other income, net	$2,528		$873

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are with recourse only to the properties securing them, subject to certain standard exceptions. The Company has provided guarantees on these senior liens, TIC programs, and loans totaling $371.3 million which expire as the related indebtedness is paid down over the next ten years.

In August 2006, the Company entered into a warehouse agreement with Credit Suisse Securities (USA) LLC which provides for guarantees by the Company on the lesser of 8% of the warehouse balance or the first $10.0 million of losses on the portfolio of bank loans. As of December 31, 2006, the guarantee was $8.7 million. This guarantee, secured by a $5.0 million cash deposit, expires upon the closing of the associated CDO which is expected in the fourth quarter of fiscal 2007.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 16 - COMMITMENTS AND CONTINGENCIES − (Continued)

In December 2006, the Company entered into a $350.0 million warehouse agreement with affiliates of Credit Suisse which provides for guarantees by the Company on the first $10.0 million of losses on another portfolio of bank loans. This guarantee, secured by a $3.0 million cash deposit, expires upon the closing of the associated CDO (see Note 10). Upon the assumption of this warehouse facility by RCC in January 2007, the escrow deposit was returned with interest and the Company’s guarantee on this facility was terminated.

NOTE 17 - DISCONTINUED OPERATIONS

Based on the Company’s intent to sell its interests, certain operations have been classified as discontinued and the related assets and liabilities as held for sale. These operations include those of two real estate entities as of December 31, 2005 that were consolidated under the provisions of FIN 46-R and the operations of one and two real estate properties owned by the Company at December 31, 2006 and 2005, respectively. Included in other assets in the consolidated balance sheets is a $1.3 million property which is being held for sale. The related $1.1 million mortgage on that property is included in accrued expenses and other liabilities.

Summarized discontinued operating results are as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005
(Loss) income from discontinued operations before taxes	$(29)	$1,319
Gain on disposal	−	150
Benefit (provision) for income taxes	10	(531)
(Loss) income from discontinued operations, net of tax	$(19)	$938

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006
(unaudited)

NOTE 18 - OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions. In addition to its reporting operating segments, certain other activities are reported in the “all other” category. Segment profit (loss) represents income from continuing operations before income taxes and cumulative effect of accounting change. Summarized operating segment data are as follows (in thousands):

	Revenues from external customers	Equity in income (losses) of equity method investees	Interest expense	Depreciation and amortization	Segment profit (loss) (2)	Segment assets
Three Months Ended December 31, 2006
Financial fund management	$8,232	$4,155	$3,697	$14	$3,381	$396,866
Real estate	4,732	(168)	261	169	1,164	145,074
Commercial finance	7,095	(6)	2,519	327	467	192,668
All other (1)	−	−	42	199	1,666	72,878
Eliminations	−	−	(1,928)	−	−	(103,665)
Totals	$20,059	$3,981	$4,591	$709	$6,678	$703,821
Three Months Ended December 31, 2005
Financial fund management	$4,746	$2,733	$1,481	$15	$2,837	$63,056
Real estate	5,397	(743)	261	151	1,847	198,557
Commercial finance	5,090	(9)	1,078	540	461	83,931
All other (1)	−	−	6	132	(1,301)	68,640
Eliminations	−	−	(530)	−	−	(51,797)
Totals	$15,233	$1,981	$2,296	$838	$3,844	$362,387

(1)	Includes general corporate expenses and assets not allocable to any particular segment.
(2)
Excluding intercompany interest charges, segment profit (loss) as adjusted for the three months ended December 31, 2006 and 2005 would have been as follows (in thousands): Financial fund management - $4,803 and $2,837 respectively; Real estate - $1,164 and $2,040, respectively; Commercial finance - $973 and $798, respectively; and All other ($262) and ($1,831), respectively.

Significant Customer. Management and acquisition fees received from RCC were $2.8 million, or 11.8% of the Company’s consolidated revenues for the three months ended December 31, 2006. For the three months ended December 31, 2005, RCC fees were $2.1 million, or 11.9% of the Company’s consolidated revenues.

Geographic Information. Revenues generated from the Company’s European operations totaled $1.5 million for the three months ended December 31, 2006. The Company began to acquire European bank loans in the fourth quarter of fiscal 2006. Included in segment assets as of December 31, 2006 and 2005, were $130.9 million and $279,000, respectively, of assets held in Europe, primarily loans held for investment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for fiscal 2006. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview of the Three Months Ended December 31, 2006 and 2005

We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for our own account and for outside investors in the financial fund management, real estate and commercial finance sectors. As a specialized asset manager, we develop investment funds in each sector in which outside investors invest along with us and for which we provide asset management services. As of December 31, 2006, we managed $13.6 billion of assets.

We limit our fund development and asset management services to asset classes in which we have specific expertise. We believe this strategy enhances the return on investment we can achieve for ourselves and for the investors in our funds. In our financial fund management operations, the asset classes on which we concentrate are asset-backed securities, known as ABS (principally residential and commercial mortgage-backed securities), structured finance securities, bank loans and the trust preferred securities of banks, bank holding companies, insurance companies and other financial companies. In our real estate operations, we concentrate on investments in multi-family and commercial real estate and real estate mortgage loans including whole loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, and mezzanine loans. In our commercial finance operations, we focus on originating small and middle-ticket equipment leases and commercial notes secured by business-essential equipment, including technology, commercial and industrial equipment and medical equipment.

We have continued to develop our existing operations with the sponsorship of new investment funds and tenant-in-common, or TIC, property programs. Additionally, we have undertaken several initiatives to further expand the scope of our asset management operations, in particular, through the sponsorship of a secondary offering for Resource Capital Corp, or RCC, and through Resource Europe Management, Ltd., or Resource Europe, in the origination and management of international debt assets.

Assets Under Management

We increased our assets under management by $5.0 billion to $13.6 billion at December 31, 2006 from $8.6 billion at December 31, 2005. The growth in our assets under management was the result of:

•	an increase in the financial fund management assets we manage on behalf of individual and institutional investors and RCC, both in the United States and in Europe;

•	an increase in real estate assets managed on behalf of RCC and limited partnerships and TIC property interests that we sponsor; and

•	an increase in commercial finance assets managed on behalf of the limited partnerships we sponsor, and RCC and affiliates of Merrill Lynch Pierce Fenner and Smith, or ML.

    The following table sets forth information relating to our assets under management by operating segment and their growth from December 31, 2005 to December 31, 2006 (in millions):

	As of December 31,		Increase
	2006	2005	Amount	Percentage
Financial fund management	$11,775	$7,544	$4,231	56%
Real estate	1,159	676	483	71%
Commercial finance	682	414	268	65%
	$13,616	$8,634	$4,982	58%

Included in these assets at December 31, 2006 and 2005 were $10.0 billion and $4.1 billion of assets held through the 23 and 12 collateralized debt obligation, or CDO, issuers we have sponsored, including $1.3 billion and $731.6 million in four and two CDOs sponsored for RCC, respectively, and $2.0 billion held on warehouse facilities for CDOs which had not closed as of December 31, 2006 for which we have been engaged as the collateral manager.

The assets we manage are classified by asset class as follows (in millions):

	As of December 31, 2006
	Company		Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities		Total
Asset-backed securities	$	−	$3,597	$396	$867		$4,860
Trust preferred securities		−	4,017	−	311		4,328
Bank loans		−	1,067	614	828	(1)	2,509
Real properties		−	403	−	−		403
Mortgage and other real estate-related loans		100	−	656	−		756
Commercial finance assets		172	421	89	−		682
Private equity and hedge fund assets		−	78	−	−		78
		$272	$9,583	$1,755	$2,006		$13,616

(1)	Includes $283.0 million of bank loans which are reflected on our consolidated balance sheets, of which $128.3 million are European bank loans.

	As of December 31, 2005
	Company		Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total
Asset-backed securities	$	−	$397	$1,411	$1,793	$3,601
Trust preferred securities		−	2,743	−	581	3,324
Bank loans		−	219	335	63	617
Real properties		−	260	−	−	260
Mortgage and other real estate-related loans		245	−	171	−	416
Commercial finance assets		67	324	23	−	414
Private equity and hedge fund assets		−	2	−	−	2
		$312	$3,945	$1,940	$2,437	$8,634

    Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, TIC property interests, a real estate investment trust, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships (b)	TIC Property Interests	Other Investment Funds
As of December 31, 2006 (a)
Financial fund management	22	11	−	−
Real estate	1	5	6	−
Commercial finance	−	2	−	1
	23	18	6	1
As of December 31, 2005 (a)
Financial fund management	12	9	−	−
Real estate	−	5	3	−
Commercial finance	−	2	−	2
	12	16	3	2

(a)	All of our operating segments manage assets on behalf of RCC.
(b)	Includes one real estate LLC investment program at December 31, 2006.

Employees

As of December 31, 2006, we employed 237 full-time workers, an increase of 60, or 34%, from 177 employees at December 31, 2005. The following table summarizes our employees by operating segment:

	Total	Financial Fund Management	Real Estate	Commercial Finance	Corporate/ Other
December 31, 2006
Investment professionals	82	34	23	24	1
Other	155	20	9	95	31
Total	237	54	32	119	32

December 31, 2005
Investment professionals	52	20	15	16	1
Other	125	13	8	80	24
Total	177	33	23	96	25

Revenues

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

	Three Months Ended
	December 31,
	2006	2005
Fund management revenues (1)	$14,526	$9,914
Finance and rental revenues (2)	7,595	5,760
Gain on resolution of loans and other property interests (3)	−	98
Net gain from TIC property interests (4)	91	338
Other (5)	1,828	1,104
	$24,040	$17,214

(1)
Includes fees from each of our financial fund management, real estate and commercial finance operations and our share of the income or loss from limited and general partnership interests we own in our financial fund management and real estate operations.

(2)
Includes interest income on bank loans from our financial fund management, interest and accreted discount income from our real estate operations, interest and rental income from our commercial finance operations and revenues from certain real estate assets.

(3)	Includes the resolution of loans we hold in our real estate segment.
(4)	Reflects net gains recognized by our real estate segment on the sale of TIC interests to outside investors.
(5)	Includes the equity compensation earned in connection with the formation of RCC and the disposition of leases and loans as well as other charges in our commercial finance operations.

A detailed description of the revenues generated by each of our business segments can be found under Results of Operations: Financial Fund Management, Real Estate and Commercial Finance.

Results of Operations: Financial Fund Management

       We conduct our financial fund management operations through four principal subsidiaries:

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

•	Resource Europe invests in, finances, structures and manages investments in international bank loans.

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors and RCC (in millions):

	As of December 31, 2006
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total
Apidos	$1,067	$614	$583	$2,264
Ischus	3,597	396	867	4,860
Trapeza	4,017	−	311	4,328
Resource Europe	−	−	245	245
Other company-sponsored partnerships	78	−	−	78
	$8,759	$1,010	$2,006	$11,775

	As of December 31, 2005
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total
Apidos	$219	$335	$63	$617
Ischus	397	1,411	1,793	3,601
Trapeza	2,743	−	581	3,324
Other company-sponsored partnerships	2	−	−	2
	$3,361	$1,746	$2,437	$7,544

We earn fees on assets managed on behalf of institutional and individual investors as follows:

•	collateral management fees− these vary by CDO, ranging from an annual fee between 0.08% and 0.75% of the aggregate principal balance of the collateral securities owned by the CDO issuers; and

•	administration fees− these vary by limited partnership, ranging from between 0.75% and 2.00% of the partnership capital balance.

The distributions we expect to receive from each CDO issuer vary and are dependent on our investment in a particular limited partnership and with the terms of our general partner interest.

Apidos

We sponsored, structured and currently manage five CDO issuers for institutional and individual investors and RCC which hold approximately $1.7 billion in bank loans at December 31, 2006, of which $614.2 million are managed on behalf of RCC through Apidos CDO I and Apidos CDO III. In addition, at December 31, 2006, we managed $583.0 million of bank loans for three CDOs currently in their accumulation stage, two of which we expect to close in the second quarter of fiscal 2007 and one which we expect to close in subsequent periods.

We derive revenues from our Apidos operations through base and incentive management fees of up to 0.75% of the aggregate principal balance of the collateral held by the CDO issuers of which a portion is subordinated to debt service payments on the CDOs and interest income earned on the assets of certain issuers during the warehousing period prior to execution of a CDO.

Ischus

We sponsored, structured and currently manage six CDO issuers for institutional and individual investors and RCC, which hold approximately $4.0 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps, of which $396.0 million is managed on behalf of RCC for Ischus CDO II. In addition, at December 31, 2006, we managed $867.3 million of ABS for two CDOs currently in their accumulation stage, one of which we expect to close in the second quarter of fiscal 2007 and one which we expect to close in a subsequent period.

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

Trapeza

We have co-sponsored, structured and currently co-manage 11 CDO issuers holding approximately $4.0 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies. In addition, at December 31, 2006, we managed $310.8 million in trust preferred securities for one CDO, which we expect to close in the second quarter of fiscal 2007.

We own a 50% interest in an entity that manages nine Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers. We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from our Trapeza operations through base and incentive management and administration fees. We also receive distributions on amounts we have invested in limited partnerships. Management fees, including incentive fees, vary by CDO issuer, but have ranged from between 0.25% and 0.60% of the aggregate principal balance of the collateral held by the CDO issuers of which a portion is subordinated. These fees are also shared with our co-sponsors. We are also entitled to incentive distributions in four of the partnerships we manage.

Resource Europe

In April 2006, we commenced our European leverage loan operations based in London, England. As of December 31, 2006, we managed $244.6 million in bank loan assets for two CDOs held on warehouse credit facilities.

Other Company-Sponsored Partnerships

We sponsored, structured and currently manage three affiliated partnerships for individual and institutional investors that invest in financial institutions. We derive revenues from these operations through an annual management fee, based on 2.0% of equity. We also have invested as the general partner of these partnerships and may receive a carried interest of up to 20% upon meeting specific investor return rates.

We have also sponsored, structured and currently manage another affiliated partnership organized as a hedge fund. We derive revenues from this partnership through base and incentive management fees. Base management fees are calculated monthly at 1/12th of 2% of the partnership’s net assets. Incentive management fees are calculated annually at 20% of cumulative annual net profits. We also have invested as a limited partner in this partnership.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Revenues:
Fund management fees	$4,908	$1,216
RCC management fees and equity compensation	1,470	1,721
Interest income on loans	3,212	2,341
Limited and general partner interests	1,479	1,546
Earnings of Structured Finance Fund partnerships	529	536
Earnings on unconsolidated CDOs	445	20
Other	344	99
	$12,387	$7,479

Costs and expenses:
General and administrative expenses	$3,878	$1,959
Equity compensation expense	673	361
Expenses (reimbursements) of Structured Finance Fund partnerships	1	(21)
	$4,552	$2,299

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues - Three Months Ended December 31, 2006 as Compared to the Three Months Ended December 31, 2005

Revenues from our financial fund management operations increased $4.9 million (66%) to $12.4 million for the three months ended December 31, 2006 from $7.5 million for the three months ended December 31, 2005. We attribute the increase primarily to the following;

•	a $3.7 million increase in fund management fees;

-	a $2.8 million increase in collateral management fees principally caused by the completion of 10 new CDOs since December 31, 2005;

-
a $909,000 portfolio management fee paid in connection with the formation of Trapeza CDO XI during the three months ended December 31, 2006. No such fee was received during the three months ended December 31, 2005;

•
an $871,000 increase in interest income on loans held for investment resulting from an increase in the weighted average loan balances of CDO issuers we consolidate to $181.3 million (weighted average interest rate of 6.85%) for the three months ended December 31, 2006 from $141.1 million (weighted average interest rate of 6.50%) for the three months ended December 31, 2005. At December 31, 2006, we consolidated three Apidos CDO issuers while they were accumulating assets on warehouse facilities. During the three months ended December 31, 2005, we consolidated one Apidos CDO issuer which was transferred upon the execution of the related CDO to the CDO issuer.

•	a $425,000 increase in our earnings in unconsolidated CDOs, primarily reflecting the $394,000 increase in earnings from investments in seven previously sponsored CDO issuers.

Costs and Expenses − Three Months Ended December 31, 2006 as Compared to the Three Months Ended December 31, 2005

Costs and expenses of our financial fund management operations increased $2.3 million (98%) for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. We attribute the increase to the following:

•
a $1.9 million increase in general and administrative expenses, reflecting a $1.5 million increase in wages and benefits as a result of the additional personnel in response to the growth in our assets under management and a $280,000 increase in operating costs, primarily from rent and travel; and

•	a $312,000 increase in equity compensation expense related to the award of RCC restricted stock and options to members of management.

Results of Operations: Real Estate

In our real estate segment, we manage three classes of assets:

•	commercial real estate debt, principally first mortgage debt, whole loans, mortgage participations, subordinated notes, mezzanine debt and related commercial real estate securities;

•	real estate investment limited partnerships, limited liability company and TIC property interests; and

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio.

	As of December 31,
	2006	2005
	(in millions)
Assets under management:
Commercial real estate debt	$656	$171
Real estate investment entities	403	260
Legacy portfolio	100	245
	$1,159	$676

During the three months ended December 31, 2006, our real estate operations were affected by two principal trends or events:

•	the continued development of our commercial real estate debt platform; and

•	growth in our real estate business through the sponsorship of real estate investment partnerships and the sponsorship of TIC property interests.

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

Gains on resolution of loans, FIN 46-R assets and other real estate assets (if any) and the amount of fees received (if any) vary from transaction to transaction. There have been in the past, and we expect that in the future, that there will be significant period-to-period variations in our gains on resolution and fee income. Moreover, it is anticipated that gains on resolution will likely decrease in the future as we complete the resolution of our legacy portfolio.

In the twelve months ended December 31, 2006, we resolved loans with a combined book value of $26.5 million, realizing $24.8 million in net proceeds. We reduced the number of loans in our portfolio from eleven at December 31, 2005 to nine at December 31, 2006 through the repayment of six loans, offset by the addition of four loans in conjunction with the resolution of an existing loan, two ventures and one owned asset. As a result, the face value of the assets we manage in our legacy portfolio, principally outstanding loans receivable, decreased from $207.2 million at December 31, 2005 to $77.2 million at December 31, 2006.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Revenues:
Fee income from sponsorship of partnerships and TIC property interests	$1,783	$2,505
FIN 46-R revenues and rental property income	1,220	1,104
REIT management fees from RCC	1,010	240
Property management fees	395	446
Interest, including accreted loan discount	225	255
Gains on resolution of loans, FIN 46-R assets and ventures	−	98
Losses of unconsolidated entities	(160)	(332)
Net gains on sale of TIC property interests	91	338
	$4,564	$4,654

Costs and expenses:
General and administrative	$2,253	$1,636
FIN 46-R operating and rental property expenses	760	629
	$3,013	$2,265

Revenues - Three Months Ended December 31, 2006 as Compared to the Three Months Ended December 31, 2005

Revenues from our real estate operations decreased $90,000 (2%) to $4.6 million for the three months ended December 31, 2006 from $4.7 million for the three months ended December 31, 2005. We attribute the decrease to the following:

•
a $722,000 decrease in fee income related to the purchase and third party financing of properties through the sponsorship of real estate investment partnerships and TIC property interests. During the quarter ended December 31, 2005, we closed 35 investors whose aggregate investment totaled $17.9 million into two TIC programs; during the quarter ended December 31, 2006, we closed 8 investors whose aggregate investment totaled $4.0 million into two other TIC programs; and

•	a $247,000 decrease in net gains (including $8,000 of previously recorded losses) recognized on our sale of TIC property interests.

These decreases were partially offset by the following:

•	a $770,000 increase in REIT management fees due to an increase of $485.0 million to $656.0 million from $171.0 million in commercial real estate debt managed; and

•	a $172,000 decrease in our share of the operating losses of our unconsolidated real estate investments accounted for on the equity method due principally to higher revenues on one equity investment.

Costs and expenses of our real estate operations were $3.0 million for the three months ended December 31, 2006, an increase of $748,000 (33%) as compared to the three months ended December 31, 2005.
We attribute the increase to the following:

•	a $617,000 increase in general and administrative expenses primarily due to the following:

-
a $568,000 increase in wages and benefits as a result of the addition of personnel primarily to support the development of our debt platform and the combined growth of our investment partnerships and TIC programs; full time employees increased from 23 to 32; and

-	a $177,000 increase in commissions, travel costs and rent expenses due to the higher level of sales of our real estate investment programs.

•	a $131,000 increase in FIN 46-R operating expenses associated with an increase in occupancy at a hotel property we own.

Results of Operations: Commercial Finance

During the three months ended December 31, 2006, our commercial finance originations were $129.1 million compared to $104.4 million during the three months ended December 31, 2005, increasing our assets under management to $681.6 million as compared to $413.9 million at December 31, 2005, an increase of $267.7 million (65%). Our increase in commercial finance origination growth was driven by our continued growth in new and existing vendor programs, the expansion of our sales staff and new commercial finance products.

On October 13, 2006, we completed our offering of limited partnership interests in LEAF Fund II having raised $60.0 million of capital from investors.

In December 2006, LEAF assumed from RCC a new $250.0 million revolving non recourse credit facility with Morgan Stanley Bank which will be used primarily to finance our asset-backed loans to other commercial finance companies, medical and dental practice acquisitions loans and middle ticket lease and loan originations. The initial availability under this facility is $100.0 million and expands to $250.0 million in fiscal 2008. Unlike LEAF’s existing $150.0 million warehouse line which substantially could only be used to finance an origination for six months until it is sold into one of our funds, the Morgan Stanley line will allow us to hold a financing through its full maturity up to 10 years.

The following table sets forth information related to our commercial finance assets managed (in millions):

	As of December 31,
	2006	2005
LEAF Financial	$172	$67
LEAF I	90	82
LEAF II	321	42
Merrill Lynch	10	200
RCC	89	23
	$682	$414

As of December 31, 2006, we managed approximately 14,952 leases and notes that had an average original finance value of $60,000 with an average lease term of 56 months. The following table sets forth certain information related to the types of businesses in which our commercial finance assets are used and the concentration by asset type of our portfolio under management as of December 31, 2006:

Lessee business		Equipment under management
Services	47%	Medical	24%
Finance/Insurance	17%	Industrial	18%
Retail trade services	9%	Asset based lending	16%
Manufacturing services	7%	Computers	15%
Transportation/Communication	6%	Office equipment	5%
Construction	4%	Restaurant equipment	5%
Wholesaler trade	3%	Garment care	4%
Agriculture	3%	Software	3%
Other	4%	Communication	3%
	100%	Other	7%
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

	Three Months Ended
	December 31,
	2006		2005
Revenues:
Finance revenues	$2,938		$2,060
Acquisition fees	1,006		1,498
Fund management fees	2,458		1,339
Other	687		184
	$7,089	(1)	$5,081	(1)

Costs and expenses	$3,631		$2,918

(1)	Total revenues includes $348,000 and $97,000 in earnings from RCC for the three months ended December 31, 2006 and 2005, respectively.

Revenues - Three Months Ended December 31, 2006 as Compared to the Three Months Ended December 31, 2005

Revenues in our commercial finance operations increased $2.0 million (40%) to $7.1 million in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. We attribute this increase primarily to the following:

•
an $878,000 increase in finance revenues reflecting the $24.7 million increase in notes and lease originations which was facilitated by our increased borrowing capacity which allowed us to hold more finance assets on our balance sheet;

•	a $492,000 decrease in asset acquisition fees as a result of selling fewer leases and loans to the funds;

•	a $1.1 million increase in fund management fees directly related to our increase in assets under management to $682.0 million from $414.0 million; and

•	a $503,000 increase in other revenues, including late fees, miscellaneous fees and gain or loss on equipment finance dispositions, which vary widely from period to period.

Costs and Expenses − Three Months Ended December 31, 2006 as Compared to the Three Months Ended December 31, 2005

Costs and expenses from our commercial finance operations increased $713,000 (24%) for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. This increase is principally due to a $709,000 increase in wages and benefits. Our full-time employees increased to 119 (24%) as of December 31, 2006 from 96 as of December 31, 2005 to support the expansion of our commercial finance operations.

Results of Operations: Other Costs and Expenses and Other Income (Expense)

General and administrative costs were $2.8 million for the three months ended December 31, 2006, a decrease of $391,000 (12%) as compared to $3.2 million for the three months ended December 31, 2005. Accounting and consulting fees decreased by $382,000 from fiscal 2006 which reflected our initial year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization expense was $709,000 for the three months ended December 31, 2006, a decrease of $129,000 (15%) as compared to $838,000 for the three months ended December 31, 2005. This decrease relates to our commercial finance operations which decreased their average operating leases by $4.8 million.

Interest expense was $4.6 million for the three months ended December 31, 2006, an increase of $2.3 million (100%) as compared to $2.3 million for the three months ended December 31, 2005. Increased draws on our commercial finance credit facilities to the fund the growth of our commercial finance note and loan originations and our entry into asset-backed lending along with higher interest rates on borrowings caused an increase in interest expense of $1.3 million. Additionally, the expanded use of our secured warehouse credit facility to purchase loans held for investment by our financial fund management business resulted in an increase in interest expense of $794,000.

At December 31, 2006, we owned 15% and 36% limited partner interests in SFF I and II (collectively “SFF”), respectively, which invest in the equity of CDO issuers we have formed. For the three months ended December 31, 2006 and 2005, our operations reflected a charge of $560,000 and $402,000, respectively, to earnings for minority interests, principally for our partners’ share of the SFF partnerships.

Other income, net, was $2.5 million for the three months ended December 31, 2006, an increase of $1.7 million (190%) as compared to $873,000 for the three months ended December 31, 2005. During the three months ended December 31, 2006, we recognized a gain of $1.3 million from our sale of 80,000 shares of The Bancorp, Inc. common stock classified as investment securities available-for-sale.

Our effective tax rate (income taxes as a percentage of income from continuing operations before taxes) increased to 33% for the three months ended December 31, 2006 from a tax benefit of 40% for the three months ended December 31, 2005. During the three months ended December 31, 2006, we continued to implement a tax planning strategy that management believes makes it more likely than not that we will be able to utilize an additional $6.9 million of NOLs prior to their expiration. Accordingly, $662,000 of the valuation allowance was reversed. Our effective tax rate, as adjusted to exclude this benefit, would have been 43% for the three months ended December 31, 2006. The tax benefit we recorded for the three months ended December 31, 2005 reflected the implementation of tax strategies which resulted in a reduction of the valuation allowance in connection with the utilization of state net operating loss carryforwards, or NOLs. Without the tax benefit related to the reduction in the valuation allowance, our effective tax rate would have been 43% for the three months ended December 31, 2005.

Our effective tax rate for the first fiscal quarter ended December 31, 2006 was 33%, inclusive of the $662,000 reversal of a valuation allowance. We project our effective tax rate for the next three fiscal quarters to be 43%, resulting in a 41% projected annual effective tax rate for fiscal 2007.

Discontinued Operations

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision to dispose of certain entities has resulted in the presentation of these operations as discontinued.

Discontinued operations, principally from our real estate segment, were as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Operating (loss) income (period prior to disposition)	$(29)	$1,319
Gain on disposal	−	150
Benefit (provision) for income taxes	10	(531)
Discontinued income (loss), net of tax	$(19)	$938

The activity in the number of real estate investments held for sale, including FIN 46-R entities and owned properties, was as follows:

	Three Months Ended
	December 31,
	2006	2005
Balance, beginning of period	1	6
Net additions	−	1
Resolved	−	(3)
Balance, end of period	1	4

Cumulative Effect of Change in Accounting Principle

Historically, we presented our equity in the earnings and losses of the Trapeza entities on a one-quarter lag as permitted under generally accepted accounting principles. Improvements in the timeliness and availability of financial data from the Trapeza entities allowed us to report our share in the earnings of these entities on a current basis as of October 1, 2005. As a result of this change, our equity in the earnings of the Trapeza entities of $1.4 million, net of tax of $983,000 for the three months ended September 30, 2005 has been reflected in the consolidated statements of income as a cumulative change in accounting principle as of October 1, 2005.

Liquidity and Capital Resources

General. Our major sources of liquidity have been from borrowings under our existing credit facilities, the resolution of our real estate legacy portfolio, and sales of our TBBK shares. We have employed these funds principally to expand our specialized asset management operations including our sponsorship and investment in RCC and the repurchase of our common stock. We expect to fund our asset management businesses from a combination of cash to be generated by operations, continued resolution of our legacy portfolio and expanded borrowings under our existing credit facilities.

The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Used in operating activities of continuing operations	$(67,043)	$(20,439)
(Used in) provided by investing activities of continuing operations	(13,435)	855
Provided by financing activities of continuing operations	62,738	19,809
(Used in) provided by discontinued operations	(14)	16,044
Net cash retained by entities previously consolidated	−	(3,825)
(Decrease) increase in cash	$(17,754)	$12,444

We had $19.9 million in cash at December 31, 2006, a decrease of $17.8 million (47%) as compared to $37.6 million at September 30, 2006. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 2.4 to 1.0 for the three months ended December 31, 2006 as compared to 3.9 to 1.0 for the three months ended December 31, 2005. The decrease in this ratio reflects primarily the increase in interest expense associated with our increased utilization of our secured warehouse credit facilities to purchase loans held for sale as well as increased use of our commercial finance secured credit facilities to support the expanded operations of that segment. Accordingly, our ratio of debt to equity increased to 168% for the three months ended December 31, 2006 from 89% for the three months ended December 31, 2005.

Cash Flows from Operating Activities. Net cash used in operating activities of continuing operations increased by $46.6 million to a $67.0 million use of cash for the three months ended December 31, 2006 from a $20.4 million use of cash for the three months ended December 31, 2005, substantially as a result of the following:

•	a $37.1 million increase in investments in commercial finance, reflecting our expanded operations in that business segment;

•	changes in operating assets, liabilities and taxes accounted for an additional $7.1 million use of cash; and

•	a $2.4 million decrease in net income from continuing operations, as adjusted for non-cash items such as depreciation.

Cash Flows from Investing Activities. Net cash used by our investing activities of continuing operations increased by $14.3 million for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005, primarily reflecting the following:

•
a $10.6 million increase in restricted cash balances. Escrow deposits increased by $3.3 million during the three months ended December 31, 2006 for the new warehouse facilities as compared to the release of $5.0 million held in escrow for a warehouse facility that was transferred to a CDO during the three months ended December 31, 2005 with the closing of the related CDO;

•
a $5.1 million decrease in TIC property proceeds, reflecting $3.0 million received from TIC property interests during the three months ended December 31, 2006 as compared to $8.1 million received during the three months ended December 31, 2005; offset in part by

•	a $1.3 million decrease in purchases of investment securities available- for-sale.

Cash Flows from Financing Activities. Net cash provided by our financing activities of continuing operations increased by $42.9 million for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. This increase in our cash flows principally reflects the following:

•	a $39.2 million increase in our borrowings, net of repayments, reflecting the additional net borrowings to fund our increased investments in our commercial finance operations; and

•
a $3.7 million increase in cash due to the repurchase of treasury shares during the three months ended December 31, 2005 as compared to no repurchases made during the corresponding three months ended December 31, 2006.

Cash Retained by Entities Previously Consolidated. As of December 31, 2005, we ceased to consolidate with two affiliated partnerships that invest in regional banks due to a change in the rights of the limited partners to remove us as the general partner. Accordingly, the statement of cash flows for the three months ended December 31, 2005 reflects the $3.8 million decrease in cash from these entities that had been previously consolidated.

Cash Flows from Discontinued Operations. Net cash provided by discontinued operations decreased by $16.1 million reflecting the sale of three FIN 46-R assets during the three months ended December 31, 2005. There were no corresponding sales in the three months ended December 31, 2006.

Capital Requirements

The amount of funds we must commit to investments in our financial fund management, real estate and commercial finance operations depends upon the level of funds raised through financial fund management, real estate and commercial finance programs. We believe cash flows from operations, cash and other working capital and amounts available under our corporate, real estate and commercial finance credit facilities will be adequate to fund our contribution to these programs. However, the amount of funds we raise and the level of our investments will vary in the future depending on market conditions.

Contractual Obligations and Other Commercial Commitments

Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are with recourse only to the properties securing them, subject to certain standard exceptions. We have provided guarantees on these senior liens totaling $371.3 million which expire as the related indebtedness is paid down over the next ten years.

In August 2006, we entered into a warehouse agreement with Credit Suisse Securities (USA) LLC which provides for us to guarantee the lesser of 8% of the warehouse balance or the first $10.0 million of losses on the portfolio of bank loans. As of December 31, 2006, the guarantee was $8.7 million. This guarantee, secured by a $5.0 million cash deposit, expires upon the closing of the associated CDO which is expected in the fourth quarter of fiscal 2007.

In December 2006, we entered into a warehouse agreement with Credit Suisse Securities (USA) LLC which provides for us to guarantee the first $10.0 million of losses on a portfolio of bank loans. This guarantee, secured by a $3.0 million cash deposit, expires upon the closing of the associated CDO. Upon the assumption of this warehouse facility by RCC in January 2007, the escrow deposit was returned with interest and our guarantee on this facility was terminated.

As of December 31, 2006, we have determined it to be not probable that any payments will be required under either guarantee and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

LEAF acquired a new $250.0 million non-recourse line of credit with Morgan Stanley Bank in December 2006. The maximum amount of our borrowings under this facility is $100.0 million for the first ten months and $250.0 million thereafter. The facility expires in October 2009. The underlying equipment being leased or financed collateralizes the borrowings under this facility.

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

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our Annual Report on Form 10-K for fiscal 2006, at Note 2 of the “Notes to Consolidated Financial Statements.”

All other credit facilities remained substantially unchanged from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, 157, “Fair Value Measurements,” or SFAS 157, which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply under other accounting pronouncements that require or permits assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by us in the first quarter of its fiscal year 2009. We currently are determining the effect, if any, the adoption of SFAS 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin, or SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures.  SAB 108 is effective for our current fiscal year ending September 30, 2007. Management does not believe adoption of SAB 108 will have a material impact on our consolidated financial statements.

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

The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred at December 31, 2006. We analyze only the potential impacts of hypothetical assumptions. Our analysis does not consider other possible effects that could impact our business.

Financial Fund Management

At December 31, 2006, we had three outstanding secured warehouse facilities to purchase bank loans with balances of $128.2 million, $109.1 million and $45.9 million at interest rates of 4.3%, 6.0% and 6.0%, respectively. A hypothetical 10% change in the interest rates on these facilities would change our annual interest expense by a total of approximately $574,000 based on projected CDO execution dates.

Real Estate

Portfolio Loans and Related Senior Liens. As of December 31, 2006, we believe that none of the three loans held in our portfolio that have senior liens are sensitive to changes in interest rates since:

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

FIN 46-R Loans. One mortgage that we consolidate at December 31, 2006 as a result of FIN 46-R, is at a fixed interest rate and, therefore, not subject to interest rate fluctuations.

Commercial Finance

At December 31, 2006, we had an outstanding secured revolving credit facilities which had an outstanding balance of $110.8 million, with an interest rate of 6.89%. A hypothetical 10% change in the interest rate on this facility would change our annual interest expense by a total of approximately $750,000. The other facility had an outstanding balance of $39.6 million. The interest rate on this facility was fixed by the use of interest rate swaps.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There were no material changes in the Company’s internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.16
U.S. $250,000,000 Receivables Loan and Security Agreement, dated as of October 31, 2006, among Resource Capital Funding II, LLC, as the Borrower, and LEAF Financial Corporation, as the Servicer, and Morgan Stanley Bank, as a Lender and Collateral Agent, and U.S. Bank National Association, as the Custodian and the Lender’s Bank and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the Backup Servicer.

10.16(a)	First Amendment to Receivables Loan and Security Agreement, dated as of October 31, 2006.
10.16(b)	Purchase and Sale Agreement, dated as of October 31, 2006.
10.16(c)	First amendment to Purchase and Sale Agreement, dated as of December 21, 2006.
10.16(d)	Morgan Stanley Bank, Fee Letter, dated October 31, 2006
10.17	Second Amendment to Credit Agreement, dated December 2006, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: February 5, 2007	By: /s/ Steven J. Kessler
STEVEN J. KESSLER
Executive Vice President and Chief Financial Officer

Date: February 5, 2007	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer