Form 10-K/A
period 2006-09-30
RESOURCE AMERICA INC
filed 2007-03-29
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-4408

RESOURCE AMERICA, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	72-0654145 (I.R.S. Employer Identification No.)
One Crescent Drive, Suite 203 Navy Yard Corporate Center Philadelphia, PA (Address of principal executive offices)	19112 (Zip Code)
Registrant’s telephone number, including area code: 215-546-5005
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $.01 per share
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE
[None]

Back to Part IV

EXPLANATORY NOTE -- AMENDMENT

This Form 10-K/A amends the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, which was originally filed on December 14, 2006 (the "Original Filing"). This Form 10-K/A includes the separate financial statements of five entities that were deemed to be significant subsidiaries of the Company pursuant to Regulation S-X, Subsection 210.1-02(w) and 210.3-09.

These financial statements are being filed within the timeframe as permitted by Regulation S-X Subsection 210.3-09(b)(2).

Except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

Back to Part IV

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

Back to Part IV

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
           the years ended September 30, 2006, 2005 and 2004
        Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004
       Notes to Consolidated Financial Statements − September 30, 2006

2.	Financial Statement Schedules
Schedule III - Investments in Real Estate
Schedule IV - Investments in Mortgage Loans on Real Estate
Schedule − Significant Subsidiary Financials
a)	Consolidated Financial Statements for Trapeza Funding, LLC for the years ended December 31, 2006 and 2005 (unaudited)
b)	Consolidated Financial Statements for Trapeza Funding II, LLC for the years ended December 31, 2006 and 2005 (unaudited)
c)	Consolidated Financial Statements for Trapeza Funding II, LLC for the years ended December 31, 2005 and 2004 (unaudited)(1)
d)	Consolidated Financial Statements for Trapeza Funding III, LLC for the years ended December 31, 2006 and 2005 (unaudited)
e)	Trapeza Capital Management, LLC Audited Financial Statements for the years ended December 31, 2006 and 2005
f)	Trapeza Management Group, LLC Financial Statements for the years ended December 31, 2006 and 2005 (unaudited)

(1)	Filed previously as an exhibit to our Annual Report on Form 10K/A for the fiscal year ended September 30, 2005 and by this reference incorporated herein.

Back to Part IV

Schedule (a)
UNAUDITED

Trapeza Funding, LLC

Consolidated Financial Statements (Unaudited)

Years ended December 31, 2006 and 2005

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Consolidated Financial Statements

Years ended December 31, 2006 and 2005

Contents

Consolidated Financial Statements
Consolidated Statements of Financial Condition	3
Consolidated Schedules of Investments	4
Consolidated Statements of Operations	6
Consolidated Statements of Changes in Members’ Interests	7
Consolidated Statements of Cash Flows	8
Notes to Consolidated Financial Statements	9

Other Financial Information
Consolidating Statement of Financial Condition	20
Consolidating Statement of Operations	21

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Consolidated Statements of Financial Condition

	December 31
	2006	2005
Assets
Investments in trust preferred securities, at fair value (amortized cost $312,292,743 and $319,163,818)	$314,978,303	$323,519,767
Cash and cash equivalents	11,920,598	4,086,160
Investment in Trapeza Note I, LLC	9,304,230	8,893,125
Deferred debt issuance costs (net of accumulated amortization of $2,928,168 and $2,218,100)	5,215,721	5,925,789
Interest receivable on trust preferred securities	4,881,532	4,029,310
Net interest receivable from swap counterparty	18,456	10,454
Prepaid expenses	4,547	4,910
Other	7,743	1,248
Total Assets	$346,331,130	$346,470,763
Liabilities and Members’ Interests
Liabilities
Class A-1 Notes	$160,129,324	$160,129,324
Class A-2 Notes	19,830,257	19,830,257
Class B-1 Notes	54,600,000	54,600,000
Class B-2 Notes	2,000,000	2,000,000
Class B-3 Notes	16,000,000	16,000,000
Class C-1 Notes	29,600,000	29,600,000
Class C-2 Notes	10,000,000	10,000,000
Class D Notes	15,829,493	16,408,511
Interest payable	1,665,036	1,493,826
Unrealized depreciation on swap agreements	137,650	43,540
Professional fees	87,623	95,346
Collateral management fees	80,995	80,995
Trustee fees	11,546	11,546
Accrued expenses	41,250	41,250
Total Liabilities	310,013,174	310,334,595

Minority interest	35,617,993	35,472,597

Members’ Interests	699,963	663,571
Total Liabilities and Members’ Interests	$346,331,130	$346,470,763

See accompanying notes to consolidated financial statements.
3

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Consolidated Schedules of Investments

	December 31, 2006		December 31, 2005
	Principal Amount (000)	Fair Value	Principal Amount (000)	Fair Value
Investments in Trust Preferred Securities - (100%) *
Banks (81.76% and 82.24%)*
1st Source Capital Trust III, 6.95%, callable 11/15/2007, due 11/14/2032 (a)	$10,000	$9,935,910	$10,000	$9,935,056
Access National Capital Trust I, 3ML + 4.125%, callable 9/30/2007, due 9/30/2032 (a)	4,000	3,981,839	4,000	3,981,653
Ambank Capital Trust I, 3ML + 3.625%, callable 7/30/2007, due 7/30/2032 (a)	8,000	7,942,474	8,000	7,941,800
Bank of Kentucky Capital Trust I, 3ML+ 3.35%, callable 11/15/2007, due 11/14/2032 (a)	11,000	11,001,212	11,000	11,001,226
Banponce Trust I, 8.327%, callable 2/1/2007, due 2/1/2027	1,200	1,257,000	1,200	1,284,000
Colonial Capital II, 8.92%, callable 1/29/2007, due 1/15/2027	5,000	5,212,500	5,000	5,382,855
Community Bancshares Capital Trust III, 6ML+ 3.625%, callable 7/30/2007, due 7/30/2032 (a)	5,000	4,858,616	5,000	4,856,866
Community Capital Trust I, 9.75%, callable 1/31/2007, due 1/31/2027	1,850	1,914,750	1,850	1,979,500
FBOP Capital Trust XII, 6ML+ 3.625%, callable 7/30/2007, due 7/30/2032 (a)	11,000	11,000,000	11,000	11,000,000
FCB/SC Capital Trust I, 8.25%, callable 3/15/2008, due 3/15/2028 (a)	2,000	2,027,672	2,000	2,028,133
First Gothenburg Capital Trust I, 3ML + 3.35%, callable 11/15/2007, due 11/15/2032 (a)	4,000	3,943,687	4,000	3,943,027
First Group Capital Statutory Trust III, 3ML + 3.35%, callable 11/15/2007, due 11/15/2032 (a)	10,000	10,087,848	10,000	10,086,842
First Indiana Capital Trust I, 6.92%, callable 10/30/2007, due 10/30/2032 (a)	2,000	1,998,372	2,000	1,998,350
Franklin Bank Capital Trust I, 3ML + 3.35%, callable 11/15/2007, due 11/14/2032 (a)	11,000	10,906,244	11,000	10,905,145
GB&T Bancshares Statutory Trust I, 3ML + 3.40%, callable 10/30/2007, due 10/30/2032 (a)	11,000	10,877,097	11,000	10,875,704
Hanmi Capital Trust II, 3ML + 2.90%, callable 3/15/2009, due 3/15/2034 (a)	6,479	6,479,000	6,479	6,479,000
Iberiabank Statutory Trust I, 3ML+ 3.25%, callable 11/15/2007, due 11/15/2032 (a)	10,000	9,888,786	10,000	9,887,502
Industry Bancshares Capital Trust I, 6ML + 3.625%, callable 7/30/2007, due 7/30/2032 (a)	5,000	4,952,871	5,000	4,952,288
Local Financial Capital Trust II, 6ML + 3.625%, callable 7/30/2007, due 7/30/2032 (a)	10,000	9,860,500	10,000	9,858,773
Main Street Banks Statutory Trust I, 3ML + 3.25%, callable 11/15/2007, due 11/15/2032 (a)	5,000	4,944,334	5,000	4,943,690
MB Financial Capital Trust I, 8.60%, callable 9/30/2007, due 9/30/2032 (a)	5,000	5,000,000	5,000	5,000,000
MBNA Capital B, 3 ML+ 0.80%, callable 2/1/2007, due 2/1/2027	8,000	7,970,000	8,000	7,840,000
Merchants and Manufacturers Statutory Trust I, 3ML +3.35%, callable 11/12/2007, due 11/12/2032 (a)	8,000	7,924,899	8,000	7,924,046
Onbank Capital Trust I, 9.25%, callable 2/1/2007, due 2/1/2027	2,000	2,090,000	2,000	2,140,000
Pacific Mercantile Capital Trust I, 3ML+ 3.75%, callable 6/30/2007, due 7/15/2032 (a)	5,000	4,977,259	5,000	4,977,136
PMB Capital Trust I, 6ML + 3.625%, callable 8/30/2007, due 8/22/2032 (a)	5,000	4,952,866	5,000	4,952,300
Progress Capital Trust III, 3ML+ 3.35%, callable 11/15/2007, due 11/15/2032 (a)	6,000	5,952,045	6,000	5,951,483
Provident Capital Trust I, 8.60%, callable 12/1/2006, due 12/1/2026 (b)	−	−	7,500	8,025,000
Provident Trust I, 8.29%, callable 4/15/2008, due 4/15/2028	5,500	5,472,500	5,500	5,830,000
Reliance Capital Trust I, 8.17%, callable 5/1/2008, due 5/1/2028 (a)	1,000	1,002,828	1,000	1,002,875
Riverside Bancshares Statutory Trust I, 3ML + 3.45%, callable 10/1/2007, due 10/1/2032 (a)	10,000	9,888,235	10,000	9,886,970
Riverside Gulf Coast Capital Trust I, 3ML + 3.25%, callable 9/30/2007, due 7/29/2032 (a)	5,000	4,977,315	5,000	4,977,045
Sky Financial Capital Trust I, 9.34%, callable 5/1/2010, due 5/1/2030 (a)	3,500	3,676,519	3,500	3,678,539
South Financial Capital Trust II, 6 ML+ 3.625%, callable 7/30/2007, due 7/30/2032 (a)	11,000	10,896,317	11,000	10,895,033
Southcoast Capital Trust I, 3 ML+ 3.75%, callable 6/30/2007, due 5/3/2032 (a)	4,000	3,982,090	4,000	3,981,890
Sterling Bancshares Statutory Trust One, 3ML+ 3.45%, callable 8/30/2007, due 8/30/2032 (a)	10,000	9,888,283	10,000	9,887,008
Texas Capital Bancshares Statutory Trust I, 3ML + 3.35%, callable 11/19/2007, due 11/19/2032 (a)	10,000	9,888,764	10,000	9,887,501
UCBH Capital Trust II, 3ML + 3.45%, callable 11/7/2007, due 11/7/2032 (a)	11,000	11,000,000	11,000	11,000,000
Umpqua Statutory Trust II, 3ML+ 3.35%, callable 10/17/2007, due 10/17/2032 (a)	11,000	10,864,874	11,000	10,863,250
Union State Capital Trust I, 9.58%, callable 2/1/2007, due 2/1/2027 (a)	1,000	1,074,449	1,000	1,075,618
VCBI Capital Trust I, 6ML+ 3.40%, callable 11/15/2007, due 11/15/2032 (a)	3,000	2,971,816	3,000	2,971,500
Total Banks (amortized cost $254,836,211 and $261,712,655)		$257,521,771		$266,068,604

                See accompanying notes to consolidated financial statements.
4

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Consolidated Schedules of Investments (continued)

	December 31, 2006		December 31, 2005
	Principal Amount (000)	Fair Value	Principal Amount (000)	Fair Value
Investments in Trust Preferred Securities - (100%) * (continued)
Thrifts (18.24% and 17.76%)
BBC Capital Trust V, 3ML + 3.40%, callable 9/30/2007, due 9/27/2032 (a)	$10,000	$9,920,408	$10,000	$9,919,498
BankUnited Statutory Trust IV, 3ML + 3.40%, callable 11/15/2007, due 11/15/2032 (a)	11,000	10,877,464	11,000	10,876,086
Beal Financial Trust I, 6ML + 3.625%, callable 7/30/2007, due 7/30/2032 (a)	11,000	10,896,317	11,000	10,895,033
First Keystone Capital Trust I, 9.70%, callable 8/15/2007, due 8/15/2027 (a)	1,500	1,624,873	1,500	1,626,680
HFC Capital Trust IV, 6ML + 3.35%, callable 11/15/2007, due 11/15/2032 (a)	8,450	8,272,997	8,450	8,270,995
ITLA Capital Statutory Trust III, 6ML+ 3.40%, callable 10/30/2007, due 10/30/2032 (a)	11,000	10,905,960	11,000	10,904,877
Matrix Bancorp Capital Trust V, 6ML+ 3.625%, callable 7/25/2007, due 7/25/2032 (a)	5,000	4,958,513	5,000	4,957,994
Total Thrifts (amortized cost $57,456,532 and $57,451,163)		57,456,532		57,451,163
Total Investments in Trust Preferred Securities (amortized cost $312,292,743 and $319,163,818)		$314,978,303		$323,519,767

		Fair Value		Fair Value
Interest Rate Swap Agreements
Credit Suisse		$(137,650)		$(43,540)
Total Interest Rate Swap Agreements		$(137,650)		$(43,540)

*Amounts in parenthesis indicate percentage of investments in trust-preferred securities.
(a) Private placement, illiquid securities, where amortized cost approximates fair value.
(b) Investment called in December 2006 at par.
ML = Month Libor

 *             See accompanying notes to consolidated financial statements.
5
Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Consolidated Statements of Operations

	Years ended December 31,
	2006	2005
Investment income
Interest	$29,229,081	$23,590,716
Equity in earnings of Trapeza Note I, LLC	2,169,846	2,875,914
Total investment income	31,398,927	26,466,630
Expenses
Interest	18,616,059	14,139,658
Collateral management fees	809,948	813,323
Amortization of deferred debt issuance costs	710,068	719,516
Trustee fees	121,440	124,448
Professional fees	120,501	104,933
Administration fee	67,253	64,085
Taxes	3,334	6,120
Other	185,845	193,895
Total expenses	20,634,448	16,165,978
Net investment income	10,764,479	10,300,652

Net unrealized (depreciation) appreciation on investment transactions:
Investments in trust preferred securities	(1,670,389)	(481,207)
Interest rate swap agreements	(94,110)	206,613
Net unrealized depreciation on investment transactions	(1,764,499)	(274,594)

Net income before minority interest	8,999,980	10,026,058
Minority interest	7,292,720	8,137,839
Net income	$1,707,260	$1,888,219

See accompanying notes to consolidated financial statements.
6
Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Consolidated Statements of Changes in Members’ Interests

Years ended December 31, 2006 and 2005

Balance at January 1, 2005	$349,113
Net income	1,888,219
Distributions to members	(1,573,761)
Balance at December 31, 2005	663,571
Net income	1,707,260
Distributions to members	(1,670,868)
Balance at December 31, 2006	$699,963

See accompanying notes to consolidated financial statements.
7

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005
Cash flows from operating activities
Net income	$1,707,260	$1,888,219
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of deferred debt issuance costs	710,068	719,516
Accretion of discount of investments in trust preferred securities	(628,925)	(325,175)
Minority interest	7,292,720	8,137,839
Net unrealized depreciation on investment transactions	1,764,499	274,594
Net change in operating assets and liabilities:
Investment in trust preferred securities	7,500,000	1,500,000
Interest receivable on trust preferred securities	(852,222)	(829,660)
Net interest receivable from swap counterparty	(8,002)	(20,150)
Investment in Trapeza Note I, LLC	(411,105)	(1,341,378)
Prepaid expenses	363	(1,219)
Other	(6,495)	10,138
Interest payable	171,210	436,160
Professional fees	(7,723)	6,150
Collateral management fees	−	(375)
Trustee fees	−	(46)
Minority interest	(7,147,324)	(6,723,018)
Net cash and cash equivalents provided by operating activities	10,084,324	3,731,595
Cash flows from financing activities
Principal payments on notes	(579,018)	(1,591,488)
Distributions to partners	(1,670,868)	(1,573,761)
Net cash and cash equivalents used in financing activities	(2,249,886)	(3,165,249)

Net increase in cash and cash equivalents	7,834,438	566,346
Cash and cash equivalents, beginning of year	4,086,160	3,519,814
Cash and cash equivalents, end of year	$11,920,598	$4,086,160
Supplemental disclosure of cash flow information
Net interest paid	$18,452,850	$13,723,648

See accompanying notes to consolidated financial statements.
8

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Notes to Consolidated Financial Statements

December 31, 2006

1.	Organization and Purpose

Trapeza Funding, LLC (“Funding”), was organized on March 25, 2002 as a Delaware limited liability company. Funding commenced operations on June 1, 2002. Funding was organized for the purpose of being the General Partner of Trapeza Partners L.P. (the “Partnership”). Per the partnership agreement, the limited partners have no right to remove Funding at any time. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

The Partnership was organized on May 21, 2002 as a Delaware limited partnership. The Partnership commenced operations on July 1, 2002. The Partnership was organized for the purpose of investing in membership interests and other securities to be issued by Trapeza CDO I, LLC (“Issuer I”), an affiliated collateralized debt obligation, which was formed by Funding. In addition, the Partnership also invested in Trapeza CDO II, LLC (“Issuer II”), an affiliated collateralized debt obligation, which closed on March 11, 2003. On May 15, 2003, Trapeza Note I, LLC (“Note I”) was formed to issue Class BB fixed rate notes and purchase 100% of the members’ interests of Issuer II. In addition, the Partnership’s investment in Issuer II was transferred to Note I at this time. The Partnership has an 11-year term, which Funding may extend on a year-to-year basis.

All material intercompany transactions have been eliminated. Minority interest reflects the 99.99% of partners’ interest of the limited partners of the Partnership. The consolidated entity is referred to as the “Company.”

Trapeza Capital Management, LLC (the “Collateral Manager”), a Delaware limited liability company, is responsible for supervising and directing the investment of the collateral of Issuer I and Issuer II. Issuer I and Issuer II are charged a collateral management fee by the Collateral Manager, who is affiliated with Funding through common ownership.

Funding and the Collateral Manager are owned equally by Financial Stocks, Inc. (“FSI”) and Resource Financial Fund Management, Inc., a wholly-owned subsidiary of Resource America, Inc. (“REXI”) (collectively, the “Owners”). Resource Financial Fund Management, Inc. and FSI are Registered Investment Advisers under the Investment Advisers Act of 1940. REXI, a publicly traded company, is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for their own account and for outside investors in the financial fund management, real estate and equipment leasing sectors. The Owners and certain officers and directors of the Owners hold partnership interests of approximately 17% of the Partnership.
9

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Notes to Consolidated Financial Statements (continued)

1.	Organization and Purpose (continued)

Issuer I and II’s objective is to purchase, acquire, own, hold, sell, endorse, transfer, assign, pledge, finance, refinance, exchange, restructure, workout, advance and collect funds pursuant to and otherwise deal with and exercise rights of ownership with respect to the collateral of Issuer I and Issuer II, including other securities or equity interest owned from time to time by Issuer I and Issuer II, all in accordance with the terms of the indentures.

The business and affairs of Funding are managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of Funding, to make all decisions regarding those matters and to perform any activities customary or incident to the management of Funding’s business.

2.	Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

Basis of Accounting

The Company’s accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

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
10

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Investment Valuation

Investments are carried at fair value. Securities for which market quotations are not readily available are valued by procedures adopted by Funding. In valuing investments in which market quotations are not readily available, Funding utilizes data from a variety of different sources, taking into account the characteristics of a security, any changes in the credit quality of the securities in the portfolio, the overall movement of interest rates and other factors which, in Funding’s good faith and judgment, are relevant to the value of a security. For exchange-traded securities, management will obtain current market data and quotes from independent brokers.

The Company has invested a significant portion of the portfolio in private placement, illiquid issues having no ready market. At December 31, 2006, these securities aggregate $291,061,553 and have been valued in good faith by Funding as described in the preceding paragraph. Because of the inherent uncertainty of valuation, the fair values estimated by Funding may not necessarily represent the amounts that could be realized from sales or other dispositions of investments and the differences may be material.

Credit Risks and General Liquidity Considerations

Investments in trust preferred securities are subject to credit, interest rate and liquidity risks. Adverse changes in the financial condition of an issuer of trust preferred securities or in general economic conditions or both may impair the ability of the issuer to make payments of principal and interest. Adverse changes in the financial condition of an issuer may affect the liquidity of the market for an issuer’s securities and may reduce the market price of such securities. In addition, changes in general economic and regulatory conditions may affect the liquidity of the market for trust preferred securities in general and may reduce the values of some or all of the securities.

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

11

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Allocation of Profits and Losses (continued)

Funding’s investment in the Partnership is accounted for based on its pro-rata share of its investment in the Partnership. Profits and losses from non-portfolio income are allocated to all members in proportion to their allocable shares. Twenty percent (20%) of the cumulative net profits from portfolio investments are allocated to Funding.

Non-portfolio income of the Partnership, consisting primarily of income earned on short-term investments, is allocated to all limited partners of the Partnership in proportion to their respective capital account balances prior to the allocation of any other item.

Portfolio income of the Partnership, consisting primarily of interest income and profits and losses from the sale of such investments, is allocated to all partners of the Partnership in proportion to their respective contributed capital of the Partnership in relation to total contributed capital, but 20% of the cumulative net profits otherwise allocable to all partners of the Partnership will be allocated to Funding, defined as the incentive allocation. For the years ended December 31, 2006 and 2005, Funding received an incentive allocation of $1,423,644 and $1,616,558, respectively, and are included in interest reflected on the statements of operations.

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
12

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Notes to Consolidated Financial Statements (continued)

3.	Contributions, Withdrawals and Distributions

As of December 31, 2006, the Company has 300 membership units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds.

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. For the years ended December 31, 2006 and 2005, the Company made distributions of $1,670,868 and $1,573,761, respectively, to the members.

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

Funding will cause the Partnership to distribute the lesser of (i) ninety percent (90%) of cash available from profits and (ii) all cash then available to the partnership less any reserves for partnership expenses or liabilities. All other distributions will be at the discretion of Funding. Funding will determine at its sole discretion the source of funds for all distributions. For the years ended December 31, 2006 and 2005, the Partnership made distributions of $6,876,967 and $6,435,312, respectively, to the partners.

4.	Issuer I

Deferred Debt Issuance Costs

Deferred debt issuance costs of $8,143,889 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is period ending with the distribution date occurring in November 2012, as defined in the indenture. Amortization of deferred debt issuance costs commenced on November 19, 2002.
13

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Notes to Consolidated Financial Statements (continued)

4.	Issuer I (continued)

Collateral Management and Trustee Fees

Pursuant to a collateral management agreement, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount (“Base Collateral Management Fee”), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For the years ended December 31, 2006 and 2005, total collateral management fees were $809,948 and $813,323, respectively, and are reflected on the consolidated statements of operations.

Pursuant to a trustee agreement, the trustee is entitled to a semiannual fee, on each distribution date, equal to 0.026% per annum of the sum of the aggregate principal amount of the investments plus cash and cash equivalents at the beginning of the period relating to such distribution dates, an annual fee of $13,000, and reimbursement of out of pocket expenses. For the years ended December 31, 2006 and 2005, total trustee fees were $102,289 and $102,656, respectively, and are included in total trustee fees reflected on the consolidated statements of operations.

On November 19, 2002, Issuer I issued notes (the “Notes”) at their respective principal values, which are secured by Issuer I’s investments and are non-recourse to the Company.
14

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Notes to Consolidated Financial Statements (continued)

4.	Issuer I (continued)

Notes Payable

At December 31, 2006 and 2005, Notes outstanding consisted of the following:

	2006	2005
	Principal	Principal	Interest Rate	Stated Maturity
Class A-1 Notes	$160,129,324	$160,129,324	For the period to but excluding the distribution date in November 2012, Libor + 0.78%; at all times thereafter, Libor + 1.28%	November 30, 2032

Class A-2 Notes	$19,830,257	$19,830,257	For the period to but excluding the distribution date in November 2012, 4.974%; at all times thereafter, 5.474%	November 30, 2032

Class B-1 Notes	$54,600,000	$54,600,000	See Class B-1 note	November 30, 2032

Class B-2 Notes	$2,000,000	$2,000,000	Libor + 1.20%	November 30, 2032

Class B-3 Notes	$16,000,000	$16,000,000	5.932%	November 30, 2032

Class C-1 Notes	$29,600,000	$29,600,000	Libor + 1.80%	November 30, 2032

Class C-2 Notes	$10,000,000	$10,000,000	6.482%	November 30, 2032

Class D Notes	$15,829,493	$16,408,511	Libor + 2.65%	November 30, 2032

Pursuant to the terms of the Class B-1 agency agreement, the holders of the Class B-1 Notes will be entitled to receive interest, certain third parties will be entitled to receive compensation, at an aggregate, floating rate per annum not to exceed Libor plus 1.05% in the aggregate after taking into consideration the effect of a basis swap to be entered into in connection with the Class B-1 Notes.
15

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Notes to Consolidated Financial Statements (continued)

4.	Issuer I (continued)

Interest Payments

Holders of the Notes are to receive semiannual interest payments on May 30 and November 30, commencing in May 2003 (the “Initial Payment Date”). The order of payment will be first to Class A, second, Class B, third, Class C and fourth to Class D, with each Class of Notes (includes Class A-1 and Class A-2) being senior to each of the other classes of Notes. No payments of interest on any class of Notes will be made until all accrued and unpaid interest on the Notes of each class that is senior to a class and that remain outstanding has been paid in full. No payment of principal of any class of Notes will be made until the principal of, and all accrued and unpaid interest, on the Notes of each class that is senior to such class and that remain outstanding have been paid in full, except as discussed below and as defined in the indenture.

In the event that the coverage tests, as defined in the indenture, are not satisfied as of any distribution date, each class of notes may be redeemed in the manner specified in the indenture.

Principal Payments

Principal payments will be applied as outlined below except as otherwise stated in the indenture.

Principal Turboing

On any distribution date on or after the distribution in May, 2003, but prior to the distribution date on or prior to the distribution date in November, 2007, the amount of funds available in the payment account in excess of the dividend yield of 27% will be applied to the payment of principal. Principal payments will be applied in the following manner. First, payment of principal of the Class D Notes until the Class D Notes have been paid in full. Next, payment of principal on the Class C Notes until the Class C Notes have been paid in full. Next, payment of principal on the Class B Notes until the Class B Notes have been paid in full. Finally, payment of principal on the Class A Notes until the Class A Notes have been paid in full.
16

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Notes to Consolidated Financial Statements (continued)

4.	Issuer I (continued)

Principal Payments (continued)

Principal Proceeds

Principal proceeds will be applied in the following manner. First, payment of principal of the Class A Notes (includes Class A-1 and Class A-2) until the Class A Notes have been paid in full. Next, payment of principal on the Class B Notes until the Class B Notes have been paid in full. Next, payment of principal of the Class C Notes until the Class C Notes have been paid in full. Next, payment of principal of the Class D Notes. Finally, the remainder to the members as a dividend on the members’ interests or as a return of capital of the members’ interests as provided in the Trapeza CDO I, LLC Agreement (the “Agreement”).

If on any distribution date, the amount available in the payment account from amounts received in the related due period are insufficient to make the full amount of the disbursements required by the priority of payments to different persons, the trustee will make the disbursements ratably in accordance with the indenture.

If the Notes and the members’ interests have not been released prior to November 30, 2032, it is expected that the Company or Collateral Manager, acting on behalf of Issuer I, will sell all of the investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest (including any defaulted interest and interest on defaulted interest, any Class C deferred interest and interest on any Class C deferred interest and any Class D deferred interest and interest on any Class D deferred interest) and principal of the Notes, will be distributed to the members in accordance with the Agreement.

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

17

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Notes to Consolidated Financial Statements (continued)

4.	Issuer I (continued)

Acceleration of Maturity and Redemption (continued)

days, d) Issuer I or pool of collateral becomes an investment company required to be registered under the Investment Company Act, e) default in performance, or a breach, of any other covenant or other agreement of Issuer I under the indenture or any representation of warranty of Issuer I made in the indenture or in any certificate or other writing proves to be incorrect in any material respect when made, and in both clauses, the continuation of such default or breach for a period of thirty days after Issuer I or the Collateral Manager has actual knowledge that such default or breach has occurred or after written notice to Issuer I and the Collateral Manager by the trustee, or to Issuer I, the Collateral Manager and the trustee by the holders of at least 25% in aggregate outstanding principal amount of the notes of the controlling class or hedge counterparty, f) one or more final judgments being rendered against Issuer I that exceed, in the aggregate, $5,000,000, and which remain unstayed, undischarged and unsatisfied for thirty days after such judgment(s) becomes nonappealable, unless adequate funds have been reserved or set aside for the payment thereof, and g) failure, on any measurement date, to cause the Class A/B overcollateralization ratio to be equal to or greater than 100%. Each of these conditions is further described in the indenture.

5.	Interest Rate Swap Agreements

The Company maintains a policy of valuing its derivative instruments at fair values, with the resulting unrealized gain or loss included in the consolidated statement of operations.

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
18

Back to Part IV

UNAUDITED

Trapeza Funding, LLC

Notes to Consolidated Financial Statements (continued)

5.	Interest Rate Swap Agreements (continued)

The Company records a net receivable or payable for the net income or expense expected to be received or paid in the interest period. Net amounts received or paid on swap agreements are recorded as interest income or interest expense on the consolidated statements of operations. The amount recorded as interest income on basis swap agreements for the years ended December 31, 2006 and 2005 totaled $345,283 and $378,528, respectively.

The Company entered into interest rate swap agreements with Credit Suisse (“CS”) (formerly knows Credit Suisse First Boston) for the purpose of hedging interest rate and cash flow risk between the fixed-rate investments and floating-rate investments.

At December 31, 2006 and 2005, the Company had three interest rate swap agreements outstanding with CS, which pay on a semi-annual basis, as follows:

		Floating Rate	Rate Paid	December 31
Notional	Maturity	Received by	by the	2006	2005
Amount	Date	the Company	Company	Fair Value	Fair Value
$ 2,000,000	11/30/07	6 month Libor + 3.41%	6.92%	$34,770	$47,912
$ 10,000,000	11/30/07	6 month Libor + 3.37%	6.95%	167,003	226,130
$ 54,600,000	11/30/12	1 month Libor + 1.015%	6 month Libor + 1.05%	(339,423)	(317,582)
				$(137,650)	$(43,540)

6.	Related Party Transactions

The Partnership pays Funding an administration fee (payable semi-annually in advance) equal to one and one-half percent (1.5%) per annum of the aggregate capital accounts of the limited partners, which will be used to cover management fees and other ordinary and recurring administrative and related operating expenses. For the years ended December 31, 2006 and 2005, administration fees totaled $373,551 and $357,564, respectively.

In exchange for interests sold on behalf of the Partnership, Funding pays external broker-dealers an administration fee, equal to the percentage of equity raised by the broker-dealer multiplied by one-third of the total administration fee being charged by Funding to the Partnership. For the years ended December 31, 2006 and 2005, total administration fee expense totaled $67,253 and $64,085, respectively.
19

Back to Part IV

UNAUDITED

Other Financial Information

Back to Part IV

UNAUDITED
Trapeza Funding, LLC
Consolidating Statement of Financial Condition
December 31, 2006

	Trapeza Funding, LLC		Trapeza Partners L.P. Consolidated	Total	Eliminations		Trapeza Funding, LLC Consolidated
Assets
Investments in trust preferred securities, at fair value (amortized cost $312,292,743)	$	−	$314,978,303	$314,978,303	$	−	$314,978,303
Cash and cash equivalents		19,835	11,900,763	11,920,598		−	11,920,598
Investment in Trapeza Note I, LLC		−	9,304,230	9,304,230		−	9,304,230
Deferred debt issuance costs (net of accumulated amortization of $2,928,168)		−	5,215,721	5,215,721		−	5,215,721
Interest receivable on trust preferred securities		−	4,881,532	4,881,532		−	4,881,532
Net interest receivable from swap counterparty		−	18,456	18,456		−	18,456
Prepaid expenses		−	4,547	4,547		−	4,547
Other		−	7,743	7,743		−	7,743
Investment in Trapeza Partners I L.P.		693,531	−	693,531		(693,531)	−
Total Assets		$713,366	$346,311,295	$347,024,661		$(693,531)	$346,331,130
Liabilities and Partners’ Capital/Members’ Interest
Liabilities
Class A-1 Notes	$	−	$160,129,324	$160,129,324	$	−	$160,129,324
Class A-2 Notes		−	19,830,257	19,830,257		−	19,830,257
Class B-1 Notes		−	54,600,000	54,600,000		−	54,600,000
Class B-2 Notes		−	2,000,000	2,000,000		−	2,000,000
Class B-3 Notes		−	16,000,000	16,000,000		−	16,000,000
Class C-1 Notes		−	29,600,000	29,600,000		−	29,600,000
Class C-2 Notes		−	10,000,000	10,000,000		−	10,000,000
Class D Notes		−	15,829,493	15,829,493		−	15,829,493
Interest payable		−	1,665,036	1,665,036		−	1,665,036
Unrealized depreciation on swap agreements		−	137,650	137,650		−	137,650
Professional fees		13,403	74,220	87,623		−	87,623
Collateral management fees		−	80,995	80,995		−	80,995
Trustee fees		−	11,546	11,546		−	11,546
Accrued expenses		−	41,250	41,250		−	41,250
Total Liabilities		13,403	309,999,771	310,013,174		−	310,013,174
Minority interest		−	6,017,363	6,017,363		29,600,630	35,617,993
Partners’ Capital/Members’ Interests
General Partner		−	693,531	693,531		(693,531)	−
Limited Partners		−	29,600,630	29,600,630		(29,600,630)	−
Members’ Interests		699,963	−	699,963		−	699,963
Total Partners’ Capital/Members’ Interests		699,963	30,294,161	30,994,124		(30,294,161)	699,963
Total Liabilities and Partners’ Capital/Members’ Interests		$713,366	$346,311,295	$347,024,661		$(693,531)	$346,331,130
20
Back to Part IV

UNAUDITED
Trapeza Funding, LLC
Consolidating Statement of Operations
December 31, 2006

	Trapeza Funding, LLC		Trapeza Partners L.P. Consolidated	Total	Eliminations		Trapeza Funding, LLC Consolidated
Investment income
Interest	$	−	$29,229,081	$29,229,081	$	−	$29,229,081
Equity in earnings of Trapeza Note I, LLC		−	2,169,846	2,169,846		−	2,169,846
Incentive allocation		1,423,644	−	1,423,644		(1,423,644)	−
Other		28	−	28		(28)	−
Administration fee income		373,551	−	373,551		(373,551)	−
Total investment income		1,797,223	31,398,927	33,196,150		(1,797,223)	31,398,927
Expenses
Interest		−	18,616,059	18,616,059		−	18,616,059
Collateral management fees		−	809,948	809,948		−	809,948
Amortization of deferred debt issuance costs		−	710,068	710,068		−	710,068
Trustee fees		−	121,440	121,440		−	121,440
Professional fees		19,112	101,389	120,501		−	120,501
Administration fees		67,253	373,551	440,804		(373,551)	67,253
Taxes		3,334	−	3,334		−	3,334
Other		264	185,581	185,845		−	185,845
Total expenses		89,963	20,918,036	21,007,999		(373,551)	20,634,448
Net investment income		1,707,260	10,480,891	12,188,151		(1,423,672)	10,764,479
Net unrealized depreciation on investment transactions
Investments in trust preferred securities		−	(1,670,389)	(1,670,389)		−	(1,670,389)
Interest rate swap agreements		−	(94,110)	(94,110)		−	(94,110)
Net unrealized depreciation on investment transactions		−	(1,764,499)	(1,764,499)		−	(1,764,499)

Net income before minority interest		1,707,260	8,716,392	10,423,652		(1,423,672)	8,999,980
Minority interest		−	1,598,145	1,598,145		5,694,575	7,292,720
Net income		$1,707,260	$7,118,247	$8,825,507		$(7,118,247)	$1,707,260

21
Back to Part IV

Schedule (b)

UNAUDITED

Trapeza Funding II, LLC

Consolidated Financial Statements (Unaudited)

Years ended December 31, 2006 and 2005

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Consolidated Financial Statements

Years ended December 31, 2006 and 2005

Contents

Consolidated Financial Statements
Consolidated Statements of Financial Condition	2
Consolidated Schedules of Investments	3
Consolidated Statements of Operations	6
Consolidated Statements of Changes in Members’ Interests	7
Consolidated Statements of Cash Flows	8
Notes to Consolidated Financial Statements	9

Other Financial Information
Consolidating Statement of Financial Condition	27
Consolidating Statement of Operations	28

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Consolidated Statements of Financial Condition

	December 31
	2006	2005
Assets
Investments in trust preferred securities, at fair value (amortized cost $680,566,011 and $689,352,865)	$684,272,551	$694,986,541
Cash and cash equivalents	33,006,291	19,627,097
Deferred debt issuance costs (net of accumulated amortization of $5,618,421 and $4,119,838)	12,376,270	13,874,853
Unrealized appreciation on swap agreements	5,252,592	5,865,799
Interest receivable on trust preferred securities	4,498,164	4,189,666
Net interest receivable from swap counterparty	1,353,765	436,729
Prepaid expenses	27,451	25,960
Total Assets	$740,787,084	$739,006,645

Liabilities and Members’ Interests
Liabilities
Class A1A Notes	$238,996,446	$238,996,446
Class A1B Notes	171,500,000	171,500,000
Class B Notes	52,000,000	52,000,000
Class C-1 Notes	74,750,000	74,750,000
Class C-2 Notes	86,050,000	86,050,000
Class D Notes	29,523,828	31,709,797
Class E Notes	3,428,569	4,285,713
Class BB Notes	5,000,000	6,428,571
Interest payable	13,905,741	11,232,196
Collateral management fees	590,570	590,570
Professional fees	149,454	158,859
Trustee fees	68,142	68,142
Accrued expenses	111,667	111,667
Total Liabilities	676,074,417	677,881,961

Minority interest	61,054,588	58,161,400

Members’ Interests	3,658,079	2,963,284
Total Liabilities and Members’ Interests	$740,787,084	$739,006,645

See accompanying notes to consolidated financial statements.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Consolidated Schedules of Investments

	December 31, 2006		December 31, 2005
	Principal Amount (000)	Fair Value	Principal Amount (000)	Fair Value
Investments in Trust Preferred Securities - (100%) *
Banks (79.99% and 80.30%)*
B.P.C. Corp Statutory Trust I, 3ML+ 3.250%, callable 6/18/2008, due 6/18/2033 (a)	$3,000	$3,000,000	$3,000	$3,000,000
Bank of Kentucky Capital Trust I, 3ML +3.350%, callable 11/15/2007, due 11/14/2032 (a)	6,000	6,000,666	6,000	6,000,674
Benjamin Franklin Capital Trust I, 6.940%, callable 11/15/2007, due 11/01/2032 (a)	9,000	8,931,600	9,000	8,930,681
BNC Bancorp Capital Trust I, 3ML+ 3.250%, callable 4/15/2008, due 4/15/2033 (a)	5,000	4,952,739	5,000	4,952,173
Catawba Valley Capital Trust I, 3 ML + 3.350%, callable 12/30/2007, due 12/30/2032 (a)	5,000	4,947,523	5,000	4,946,927
Catawba Valley Capital Trust II, 6.850%, callable 12/30/2007, due 12/30/2032 (a)	5,000	4,947,036	5,000	4,946,318
Cathay Capital Trust I, 3ML+ 3.150%, callable 6/30/2008, due 6/30/2033 (a)	6,550	6,550,000	6,550	6,550,000
Century Bancshares Capital Trust I, 6.850%, callable 1/15/2008, due 1/15/2033 (a)	3,000	3,003,344	3,000	3,003,389
Colonial Capital II, 8.920%, callable 1/29/2007, due 1/15/2027	10,500	10,946,250	10,500	11,303,996
Community Bankshares Capital Trust IV, 6ML+ 3.300%, callable 4/15/2008, due 4/15/2033 (a)	5,000	5,013,295	5,000	5,013,447
Corus Statutory Trust II, 3ML+ 3.100%, callable 6/30/2008, due 6/30/2033 (a)	9,000	8,932,953	9,000	8,932,198
CPB Capital Trust I, 3ML+ 3.250%, callable 4/7/2008, due 4/7/2033 (a)	5,000	5,000,000	5,000	5,000,000
F.N.B Statutory Trust I, 3ML + 3.250%, callable 3/31/2008, due 3/31/2033 (a)	22,330	22,330,000	22,330	22,330,000
FBOP Capital Trust XII, 6ML + 3.625%, callable 7/30/2007, due 7/30/2032 (a)	1,000	1,000,000	1,000	1,000,000
FBOP Capital Trust XV, 6ML+ 3.625%, callable 12/15/2007, due 12/15/2032 (a)	14,000	14,000,000	14,000	14,000,000
FBR Capital Trust I, 3ML+ 3.250%, callable 6/30/2008, due 3/30/2033 (a)	19,000	18,856,494	19,000	18,854,879
First Banks Statutory Trust I, 8.100%, callable 3/20/2008, due 3/20/2033 (a)	21,000	21,000,000	21,000	21,000,000
First Financial Statutory Trust II, 3ML+ 3.100%, callable 9/30/2008, due 9/30/2033 (a)	9,000	9,000,000	9,000	9,000,000
First Group Capital Statutory Trust III, 3ML+ 3.350%, callable 11/15/2007, due 11/15/2032 (a)	5,000	5,039,029	5,000	5,039,490
First Group Capital Statutory Trust V, 3ML+ 3.250%, callable 4/15/2008, due 4/15/2033 (a)	15,000	15,094,228	15,000	15,095,357
First Indiana Capital Trust I, 6.920%, callable 10/30/2007, due 10/30/2032 (a)	10,000	9,991,843	10,000	9,991,732
First Mutual Capital Trust II, 6.870%, callable 1/15/2008, due 1/15/2033 (a)	4,000	3,955,578	4,000	3,954,982
First National Bank Group Inc, 6.580%, callable 4/7/2008, due 4/7/2013 (a)	8,500	8,316,920	8,500	8,314,391
First South Bancorp Statutory Trust I, 3ML+ 3.250%, callable 6/9/2008, due 6/9/2033 (a)	9,000	9,000,000	9,000	9,000,000
First Southern Bancorp Statutory Trust I, 3ML+ 3.250%, callable 2/19/2008, due 2/19/2033 (a)	11,000	11,000,000	11,000	11,000,000
FNB/MT Statutory II, 3ML+ 3.250%, callable 5/30/2008, due 5/30/2033 (a)	5,000	4,996,672	5,000	4,996,634
Franklin Bancorp Capital Trust I, 3ML+ 3.250%, callable 2/28/2008, due 2/25/2033 (a)	7,000	6,932,918	7,000	6,932,138
GB&T Bancshares Statutory Trust I, 3ML+ 3.400%, callable 10/30/2007, due 10/30/2032 (a)	4,000	4,000,000	4,000	4,000,000
Guaranty (TX) Capital Trust II, 7.940%, callable 10/30/2012, due 10/30/2032 (a)	3,000	3,000,481	3,000	3,000,487
Hanmi Capital Trust II, 3ML+ 2.90%m, callable 3/15/2009, due 3/15/2034 (a)	5,301	5,301,000	5,301	5,301,000
Hudson United Capital Trust I, 6.850%, callable 3/30/2008, due 3/31/2033 (a)	20,000	19,931,743	20,000	19,930,843
IBC Capital Financial II, 8.250%, callable 3/1/2008, due 12/31/2026 (a)	300	300,000	300	300,000
Iberiabank Statutory Trust II, 3ML+ 3.150%, callable 6/17/2008, due 6/17/2033 (a)	9,000	9,040,804	9,000	9,041,262
ITLA Capital Statutory Trust III, 6ML+ 3.400%, callable 10/30/2007, due 10/30/2032 (a)	9,000	8,922,641	9,000	8,921,743
ITLA Capital Statutory Trust IV, 6ML+ 3.400%, callable 12/15/2007, due 12/10/2032 (a)	4,330	4,293,041	4,330	4,292,636
Lakeland Bancorp Capital Trust II, 5.710%, callable 6/30/2008, due 6/30/2033 (a)	9,000	8,960,834	9,000	8,960,218
Macatawa Statutory Trust I, 3ML+ 3.050%, callable 7/15/2008, due 7/15/2033 (a)	9,000	9,000,000	9,000	9,000,000
Main Street Banks Statutory Trust II, 3ML + 3.250%, callable 6/30/2008, due 6/30/2033 (a)	9,000	9,000,000	9,000	9,000,000
MainSource Statutory Trust II, 3ML+ 3.250%, callable 4/1/2008, due 4/1/2033 (a)	14,000	14,000,000	14,000	14,000,000
MainSource Statutory Trust III, 3ML+ 3.150%, callable 6/15/2008, due 6/15/2033 (a)	7,000	6,988,130	7,000	6,987,995
Mariner Capital Trust II, 3ML + 3.350%, callable 12/15/2007, due 12/10/2032 (a)	6,000	5,944,429	6,000	5,943,794
MBNA Capital B, 3ML+ 0.800%, callable 2/1/2007, due 2/1/2027	7,000	6,973,750	7,000	6,860,000
        See accompanying notes to consolidated financial statements.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Consolidated Schedules of Investments (continued)

	December 31, 2006		December 31, 2005
	Principal Amount (000)	Fair Value	Principal Amount (000)	Fair Value
Investments in Trust Preferred Securities - (100%) *
Banks (79.99% and 80.30%)*
Merchants & Manufacturers Statutory Trust I, 3ML+ 3.350%, callable 11/12/2007, due 11/12/2032 (a)	$2,000	$2,000,000	$2,000	$2,000,000
Merchants and Manufacturers Statutory Trust II, 8.250%, callable 5/30/2008, due 5/30/2033 (a)	9,000	9,000,000	9,000	9,000,000
Mystic Financial Capital Trust II, 3ML+ 3.250%, callable 2/15/2008, due 2/15/2033 (a)	7,000	6,925,402	7,000	6,924,525
Nara Capital Trust III, 3ML+ 3.150%, callable 6/15/2008, due 6/15/2033 (a)	5,000	4,972,924	5,000	4,972,617
New Mexico Banquest Capital Trust I, 3ML + 3.350%, callable 12/30/2007, due 12/19/2032 (a)	9,000	9,064,792	9,000	9,065,528
North American Capital Trust I, 3ML+ 3.35%, callable 11/15/2007, due 11/15/2032 (a)	5,000	5,117,086	5,000	5,118,470
Northrim Capital Trust I, 3ML+ 3.150%, callable 5/15/2008, due 5/15/2033 (a)	8,000	7,918,384	8,000	7,917,428
Old Second Capital I, 7.800%, callable 6/30/2008, due 6/30/2033 (a)	1,500	1,500,000	1,500	1,500,000
Orion Bancorp Inc Statutory Trust I, 3ML+ 3.250%, callable 5/5/2008, due 5/5/2033 (a)	9,000	9,000,000	9,000	9,000,000
Pacific Crest Capital Trust I, 6.335%, callable 3/30/2008, due 3/20/2033 (a)	13,330	13,480,820	13,330	13,483,006
Pacific Crest Capital Trust II, 6.580%, callable 4/30/2008, due 4/30/2033 (a)	6,000	6,022,504	6,000	6,022,813
Provident Capital Trust I, 8.600%, callable 12/1/2006, due 12/1/2026 (b)	−	−	9,395	10,052,650
Provident Trust I, 8.290%, callable 4/15/2008, due 4/15/2028	6,500	6,467,500	6,500	6,890,000
Red River Statutory Trust II, 3ML+ 3.250%, callable 5/28/2008, due 5/28/2033 (a)	3,000	3,000,000	3,000	3,000,000
Seacoast Capital Trust II, 6.650%, callable 4/7/2008, due 4/7/2033 (a)	5,000	5,000,000	5,000	5,000,000
South Financial Capital Trust II, 6ML+ 3.25%, callable 7/30/2007, due 7/30/2032 (a)	6,500	6,438,633	6,500	6,437,868
Southcoast Capital Trust II, 3ML+ 3.350%, callable 12/30/2007, due 12/16/2032 (a)	7,000	6,935,443	7,000	6,934,710
State National Capital Trust I, 3ML+ 3.050%, callable 9/30/2008, due 9/30/2033 (a)	6,000	6,014,437	6,000	6,014,597
Stearns Financial Capital Trust, 3ML+ 3.150%, callable 3/30/2008, due 3/30/2033 (a)	10,000	9,984,888	10,000	9,984,714
Sterling Bank Houston Texas, 7.375%, callable 4/15/2013, due 4/15/2013 (a)	12,330	12,326,792	12,330	12,326,402
Sterling Bancshares Statutory Trust I, 3ML+ 3.450%, callable 8/30/2007, due 8/30/2032 (a)	10,000	10,000,000	10,000	10,000,000
UCBH Capital Trust II, 3ML+ 3.450%, callable 11/7/2007, due 11/7/2032 (a)	9,000	9,000,000	9,000	9,000,000
Umpqua Statutory Trust II Units, 3ML+ 3.350%, callable 10/17/2007, due 10/17/2032 (a)	9,000	8,889,196	9,000	8,887,855
United Bancorporation of Wyoming Capital Trust I, 3ML + 3.100%, callable 9/30/2008, due 9/30/2033 (a)	6,000	6,011,403	6,000	6,011,528
VCBI Capital Trust II, 6 month libor + 3.300%, callable 12/30/2007, due 12/19/2032 (a)	1,670	1,660,032	1,670	1,659,921
Virginia Capital Trust II, 6 month libor + 3.300%, callable 12/30/2007, due 12/19/2032 (a)	13,330	13,250,843	13,330	13,249,962
Wesbanco Capital Trust II, 5.800%, callable 6/30/2008, due 6/30/2033 (a)	9,000	8,985,830	9,000	8,985,611
Woodforest Statutory Trust IV, 3ML+ 3.250%, callable 3/3/2008, due 3/3/2033 (a)	10,000	10,000,000	10,000	10,000,000
Total Banks (amortized cost $544,654,504 and $553,474,532)		$547,362,850		$558,069,589

See accompanying notes to consolidated financial statements.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Consolidated Schedules of Investments (continued)

	December 31, 2006		December 31, 2005
	Principal Amount (000)	Fair Value	Principal Amount (000)	Fair Value
Investments in Trust Preferred Securities - (100%) * (continued)
Thrifts (20.01% and 19.70%)
BankUnited Statutory Trust IV, 3ML+ 3.400%, callable 11/15/2007, due 11/15/2032 (a)	$6,000	$6,000,000	$6,000	$6,000,000
BBC Capital Trust VI, 3ML+ 3.350%, callable 12/30/2007, due 12/10/2032 (a)	15,000	14,865,654	15,000	14,864,128
BBC Capital Trust XII, 6.650%, callable 4/7/2008, due 4/7/2033 (a)	3,670	3,670,000	3,670	3,670,000
Beal Financial Trust I, 6ML+ 3.625%, callable 7/30/2007, due 7/30/2032 (a)	9,000	8,915,009	9,000	8,913,949
Beal Financial Trust II, 3ML+ 3.350%, callable 3/27/2008, due 3/27/2033 (a)	13,000	12,892,743	13,000	12,891,554
Capital One Capital I, 3ML+ 1.550%, callable 2/1/2007, due 2/1/2027	4,000	4,005,000	4,000	4,020,000
Coastal Financial Capital Trust I, 3ML+ 3.050%, callable 9/30/2008, due 7/3/2033 (a)	9,000	9,078,004	9,000	9,078,891
Flagstar Statutory Trust IV, 6.750%, callable 3/30/2008, due 3/19/2033 (a)	22,330	22,237,499	22,330	22,236,250
Franklin Bank Capital Trust I, 3ML+ 3.35%, callable 11/15/2007, due 11/14/2032 (a)	9,000	8,922,827	9,000	8,921,915
HFC Capital Trust IV, 6 ML+3.350%, callable 11/15/2007, due 11/15/2032 (a)	6,550	6,411,958	6,550	6,410,385
IndyMac Capital Trust, 6.050%, callable 9/30/2008, due 7/11/2033 (a)	9,000	8,973,900	9,000	8,973,513
Progress Capital Trust III, 3ML + 3.350%, callable 11/15/2007, due 11/15/2032 (a)	4,000	3,967,855	4,000	3,967,474
Sterling Capital Trust IV, 3ML+ 3.150%, callable 5/15/2008, due 5/15/2033 (a)	9,000	8,969,252	9,000	8,968,893
Waypoint Capital Trust II, 3ML+ 3.300%, callable 1/7/2008, due 1/7/2033 (a)	3,000	3,000,000	3,000	3,000,000
Waypoint Capital Trust III, 3ML+ 3.250%, callable 3/13/2008, due 3/13/2033 (a)	15,000	15,000,000	15,000	15,000,000
Total Thrifts (amortized cost $135,911,507 and $135,878,333)		136,909,701		136,916,952
Total Investments in Trust Preferred Securities (amortized cost $680,566,011 and $689,352,865)		$684,272,551		$694,986,541

	Fair Value	Fair Value
Interest Rate Swap Agreements
Credit Suisse	$5,252,592	$5,865,799
Total Interest Rate Swap Agreements	$5,252,592	$5,865,799

* Amounts in parentheses indicate percentage of investments in trust preferred securities.
(a) Private placement, illiquid securities, where amortized cost approximates fair value.
(b)Investment called in December 2006 at par.
ML = Month Libor

See accompanying notes to consolidated financial statements.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Consolidated Statements of Operations

	Years ended December 31,
	2006	2005
Investment income
Interest	$57,653,716	$47,980,287

Expenses
Interest	36,745,732	30,382,232
Collateral management fees	1,739,165	1,740,103
Amortization	1,498,583	1,557,453
Trustee fees	267,049	269,990
Professional fees	188,694	169,841
Administration fees	111,861	102,584
Other	350,324	359,125
Total expenses	40,901,408	34,581,328
Net investment income	16,752,308	13,398,959

Net unrealized (depreciation) appreciation on investment transactions:
Investments in trust preferred securities	(1,927,136)	(43,018)
Interest rate swap agreements	(613,207)	4,893,712
Net unrealized (depreciation) appreciation on investment transactions	(2,540,343)	4,850,694

Net income before minority interest	14,211,965	18,249,653
Minority interest	11,400,618	14,809,563
Net income	$2,811,347	$3,440,090

See accompanying notes to consolidated financial statements.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Consolidated Statements of Changes in Members’ Interests

Years ended December 31, 2006 and 2005

Balance at January 1, 2005	$1,432,866
Net income	3,440,090
Distributions to members	(1,909,672)
Balance at December 31, 2005	2,963,284
Net income	2,811,347
Distributions to members	(2,116,552)
Balance at December 31, 2006	$3,658,079

See accompanying notes to consolidated financial statements.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005
Cash flows from operating activities
Net income	$2,811,347	$3,440,090
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of deferred debt issuance costs	1,498,583	1,557,453
Accretion of discount on investments in trust preferred securities	(608,146)	(283,151)
Minority interest	11,400,618	14,809,563
Net unrealized depreciation (appreciation) on investment transactions	2,540,343	(4,850,694)
Net change in operating assets and liabilities:
Investment in trust preferred securities	9,395,000	1,500,000
Interest receivable on trust preferred securities	(308,498)	(633,748)
Net interest receivable from swap counterparty	(917,036)	(1,196,570)
Prepaid expenses	(1,491)	836
Interest payable	2,673,545	3,726,407
Collateral management fees	−	(937)
Professional fees	(9,405)	(15,275)
Trustee fees	−	(278)
Minority interest	(8,507,430)	(7,530,739)
Net cash and cash equivalents provided by operating activities	19,967,430	10,522,957

Cash flows from financing activities
Principal payments on notes	(4,471,684)	(4,241,205)
Distributions to members	(2,116,552)	(1,909,672)
Net cash and cash equivalents used in financing activities	(6,588,236)	(6,150,877)

Net increase in cash and cash equivalents	13,379,194	4,372,080
Cash and cash equivalents, beginning of year	19,627,097	15,255,017
Cash and cash equivalents, end of year	$33,006,291	$19,627,097

Supplemental disclosure of cash flow information
Net interest paid	$34,989,223	$27,852,395

See accompanying notes to consolidated financial statements.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements

December 31, 2006

1. Organization and Purpose

Trapeza Funding II, LLC (“Funding”), was organized on August 26, 2002 as a Delaware limited liability company. Funding commenced operations on November 1, 2002. Funding was organized for the purpose of being the general partner (the “General Partner”), of Trapeza Partners II L.P. (the “Partnership”). Per the partnership agreement, the limited partners have no right to remove Funding at any time. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

The Partnership was organized on September 27, 2002 as a Delaware limited partnership. The Partnership commenced operations on November 19, 2002. The Partnership was organized for the purpose of investing in membership interests and other securities to be issued by Trapeza CDO II, LLC (“Issuer II”), an affiliated collateralized debt obligation, which was formed by Funding. On May 15, 2003, Trapeza Note I, LLC (“Note I”) was formed to issue Class BB fixed rate notes, purchase 100% of the membership interests of Issuer II and return a portion of equity to the Partnership for the purpose of investing in membership interests and other securities to be issued by Trapeza CDO III, LLC (“Issuer III”), an affiliated collateralized debt obligation. Issuer III closed on June 25, 2003. The Partnership has an 11-year term, which the General Partner may extend on a year-to-year basis.

All material intercompany transactions have been eliminated. Minority interest reflects the 99.99% of partners’ interest of the limited partners of the Partnership. The consolidated entity is referred to as the “Company.”

Trapeza Capital Management, LLC (the “Collateral Manager”), a Delaware limited liability company, is responsible for supervising and directing the investment the collateral of Issuer II and Issuer III. Issuer II and III are charged a collateral management fee by the Collateral Manager, who is affiliated with Funding through common ownership.

Funding and the Collateral Manager are owned equally by Financial Stocks, Inc. (“FSI”) and Resource Financial Fund Management, Inc., a wholly-owned subsidiary of Resource America, Inc. (“REXI”) (collectively, the “Owners”). Resource Financial Fund Management, Inc. and FSI are Registered Investment Advisers under the Investment Advisers Act of 1940. REXI, a publicly traded company, is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for their own account and for outside investors in the financial fund management, real estate and equipment leasing sectors. The Owners and certain officers and directors of the Owners hold partnership interests of approximately 17% of the Partnership.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

1. Organization and Purpose (continued)

Issuer II and Issuer III’s objective is to purchase, acquire, own, hold, sell, endorse, transfer, assign, pledge, finance, refinance, exchange, restructure, workout, advance and collect funds pursuant to and otherwise deal with and exercise rights of ownership with respect to the collateral of Issuer II and Issuer III, including other securities or equity interests owned from time to time by Issuer II and Issuer III, all in accordance with the terms of the indentures.

The business and affairs of Funding are managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of Funding, to make all decisions regarding those matters and to perform any activities customary or incident to the management of Funding’s business.

2. Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

Basis of Accounting

The Company’s accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

Cash and Cash Equivalents

The Company considers all demand deposits with banks and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Investment Transactions

The Company records transactions on their trade dates. Realized gains and losses on investments are determined on the specific identification basis for financial accounting purposes. Interest is accrued as earned or incurred and includes the amortization/accretion of premiums and discounts on debt securities.

Investment Valuation

Investments are carried at fair value. Securities for which market quotations are not readily available are valued by procedures adopted by Funding. In valuing investments in which market quotations are not readily available, Funding utilizes data from a variety of different sources, taking into account the characteristics of a security, any changes in the credit quality of the securities in the portfolio, the overall movement of interest rates and other factors which, in Funding’s good faith and judgment, are relevant to the value of a security. For exchange-traded securities, management will obtain current market data and quotes from independent brokers.

The Company has invested a significant portion of the portfolio in private placement, illiquid issues having no ready market. At December 31, 2006, these securities aggregate $655,880,051 and have been valued in good faith by Funding as described in the preceding paragraph. Because of the inherent uncertainty of valuation, the fair values estimated by Funding may not necessarily represent the amounts that could be realized from sales or other dispositions of investments and the differences may be material.

Credit Risks and General Liquidity Considerations

Investments in trust preferred securities are subject to credit, interest rate and liquidity risks. Adverse changes in the financial condition of an issuer of trust preferred securities or in general economic conditions or both may impair the ability of the issuer to make payments of principal and interest. Debt obligations are also subject to liquidity risk and the risk of market price fluctuations. Adverse changes in the financial condition of an issuer may affect the liquidity of the market for an issuer’s securities and may reduce the market price of such securities. In addition, changes in general economic and regulatory conditions may affect the liquidity of the market for trust preferred securities in general and may reduce the values of some or all of the securities.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

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

Funding’s investment in the Partnership is accounted for based on its pro-rata share of its investment in the Partnership. Profits and losses from non-portfolio income are allocated to all members in proportion to their allocable shares. Twenty percent of the cumulative net profits from portfolio investments are allocated to Funding.

Non-portfolio income of the Partnership, consisting primarily of income earned on short-term investments, is allocated to all limited partners in proportion to their respective capital account balances prior to the allocation of any other item.

Portfolio income of the Partnership, consisting primarily of interest income and profits and losses from the sale of such investments, are allocated to all partners of the Partnership in proportion to their respective contributed capital of the Partnership in relation to total contributed capital, but 20% of the cumulative net profits otherwise allocable to all partners will be allocated to Funding, defined as the incentive allocation. For the years ended December 31, 2006 and 2005, Funding received incentive allocations of $2,307,689  and $2,982,801, respectively, which are included in interest reflected on the statements of operations.

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

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

3. Contributions, Withdrawals and Distributions

As of December 31, 2006, the Company has 100 membership units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds.

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. For the years ended December 31, 2006 and 2005, the Company made distributions of $2,116,552 and $1,909,672, respectively, to the members.

In accordance with the partnership agreement, each partner has contributed a specified amount of capital which is set forth in the partnership agreement. No limited partner is required to contribute any capital in excess of its commitment. As of December 24, 2002, all commitments of the Partnership were fully funded.

A limited partner will not have the right to redeem its interest in the Partnership. Funding, in its sole discretion, may redeem all or part of the partnership interest of any limited partner, for an amount equal to the capital account of the partnership interest being redeemed, if the limited partner consents to such redemption and all redemptions in any year do not exceed 5% of the aggregate allocable percentage of all limited partners.

3. Contributions, Withdrawals and Distributions (continued)

Funding will cause the Partnership to distribute the lesser of (i) 90% of cash available from profits and (ii) all cash then available to the partnership less any reserves for partnership expenses or liabilities. All other distributions will be at the discretion of Funding. Funding will determine at its sole discretion the source of funds for all distributions. For the years ended December 31, 2006 and 2005, the Partnership made distributions of $8,364,458 and $7,423,843, respectively, to the partners.

4. Issuer II

Deferred Debt Issuance Costs

Deferred debt issuance costs of $9,831,231 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is the period ending with the distribution date occurring in April 2013, as defined in the indenture (“Indenture II”). Amortization of deferred debt issuance costs commenced on March 11, 2003.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

4. Issuer II (continued)

Collateral Management and Trustee Fees

Pursuant to a collateral management agreement, the Collateral Manager is entitled to a semiannual fee up to and including the distribution date occurring in April 2008, payable in arrears on the distribution dates, equal to the greater of $375,000 or 0.25% per annum of the semi-annual asset amount (“Collateral Management Fee”), of the net outstanding portfolio collateral, as defined in Indenture II. After the distribution occurring in April 2008 the fee will be 0.25% per annum of the semi-annual asset amount. For the years ended December 31, 2006 and 2005, total collateral management fees were $989,165 and $990,103, respectively, and are included in the total collateral management fees on the consolidated statements of operations.

Pursuant to a trustee agreement, the trustee is entitled to a semiannual fee, on each distribution date, equal to 0.023625% per annum of the sum of the aggregate principal amount of the investments plus cash and cash equivalents at the beginning of the period relating to such distribution dates, an annual fee of $15,000, and reimbursement of out of pocket expenses. For the years ended December 31, 2006 and 2005, total trustee fees were $114,085 and $114,178, respectively, and are included in total trustee fees on the consolidated statements of operations.

Notes Payable

On March 11, 2003, Issuer II issued notes (the “Notes”) at their respective principal values, which are secured by Issuer II’s investments and are non-recourse to the Company.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

4. Issuer II (continued)

Notes Payable (continued)

At December 31, 2006 and 2005, Notes outstanding consisted of the following:

	2006 Principal	2005 Principal	Interest Rate	Stated Maturity
Class A1A Notes	$130,499,115	$130,499,115	Libor + 0.65% until the distribution date in April 2013 and Libor + 1.30% thereafter	October 5, 2033

Class A1B Notes	$100,000,000	$100,000,000	Libor + 0.88%	October 5, 2033

Class B Notes	$27,000,000	$27,000,000	Libor + 0.70%	October 5, 2033

Class C-1 Floating Notes	$43,500,000	$43,500,000	Libor + 1.90%	October 5, 2033

Class C-2 Fixed Notes	$54,800,000	$54,800,000	5.20% until the distribution date in April 2008 and Libor + 1.90% thereafter	October 5, 2033

Class D Notes	$17,549,087	$18,450,000	Libor + 2.65%	October 5, 2033

Interest Payments

Holders of the Notes are to receive semiannual interest payments on October 5 and April 5, commencing in October 2003 (the “Initial Payment Date”). The order of payment will be first to Class A1A, second, Class A1B, third, Class B, fourth to Class C, and fifth Class D of notes being senior to each of the other classes of notes. No payments of interest on any class of notes will be made until all accrued and unpaid interest on the notes of each class that is senior to a class and that remain outstanding has been paid in full. No payment of principal of any class of notes will be made until the principal of and all accrued and unpaid interest, on the notes of each class that is senior to such class and that remain outstanding have been paid in full, except as discussed below and defined in the indenture.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

4. Issuer II (continued)

Interest Payments (continued)

In the event that the coverage tests, as defined in Indenture II, are not satisfied as of any distribution date, each class of notes may be redeemed in the manner specified in Indenture II.

Principal Payments

Principal payments will be applied as outlined below except as otherwise stated in the indenture.

Principal Turboing

On the distribution date occurring in October 2003, the greater of $250,000, and the amount of funds available in the payment account in excess of the dividend yield of 23.5% will be applied to the payment of principal. On any distribution date after October 2003, but prior to the distribution date occurring in April 2008, the amount of funds available in the payment account in excess of the dividend yield of 23.5% will be applied to the payment of principal. Principal payments will be applied in the following manner. First, payment of principal of the Class D Notes until the Class D Notes have been paid in full. Next, payment of principal on the Class C Notes until the Class C Notes have been paid in full. Next, payment of principal on the Class B Notes until the Class B Notes have been paid in full. Next, payment of principal on the Class A1B Notes until the Class A1B Notes have been paid in full. Finally, payment of principal on the Class A1A Notes until the Class A1A Notes have been paid in full.

Principal Proceeds

Principal proceeds will be applied in the following manner. First, payment of principal of the Class A1A notes until the Class A1A notes have been paid in full. Next, payment of principal on the Class A1B notes until the Class A1B notes have been paid in full. Next, payment of principal of the Class B notes until the Class B notes have been paid in full. Next, payment of principal of the Class C notes until Class C notes have been paid in full. Next, payment of principal of the Class D notes. Finally, the remainder to the members as a dividend on the members’ interests or as a return of capital of the members’ interests as provided in Issuer II’s Agreement (“Agreement II”).

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

4. Issuer II (continued)

Principal Payments (continued)

Principal Proceeds (continued)

If on any distribution date, the amount available in the payment account from amounts received in the related due period are insufficient to make the full amount of the disbursements required by the priority of payments to different persons, the trustee will make the disbursements ratably in accordance with Indenture II.

If the notes and the member’s interests have not been released prior to October 5, 2033, it is expected that Issuer II or Collateral Manager, acting on behalf of Issuer II, will sell all of the investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest (including any defaulted interest and interest on defaulted interest, any Class C deferred interest and interest on any Class C deferred interest and any Class D deferred interest and interest on any Class D deferred interest) and principal of the notes, will be distributed to the members in accordance with Agreement II.

Acceleration of Maturity and Redemption

Indenture II provides for an acceleration of maturity or redemption of all of the senior notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) failure of Issuer II to pay interest for a period of three business days on any Class A or B senior Notes, b) failure of Issuer II to pay principal of any senior Note when such payment becomes due and payable at its stated maturity or redemption date, c) failure of Issuer II, on any distribution date to disburse amounts available to the interest collection account or principal collection account in accordance with the order of the priority of payments set forth in Indenture II, which continues for three business days, d) Issuer II or pool of collateral becomes an investment company required to be registered under the Investment Company Act, e) default in performance, or a breach, of any other covenant or other agreement of Issuer II under the Indenture II or any representation of warranty of Issuer II made in Indenture II or in any certificate or other writing proves to be incorrect in any material respect when made, and in both clauses, the continuation of such default or breach for a period of thirty days after Issuer II or the Collateral Manager has actual knowledge that such default or breach has occurred or after written notice to Issuer II and the Collateral Manager by the trustee, or to Issuer II, the Collateral Manager and the Trustee by the holders of at least 25% in aggregate outstanding principal amount of the Notes of the controlling class or hedge counterparty, f) one or more final judgments being rendered against Issuer II that exceed, in the aggregate, $5,000,000, and which remain unstayed, undischarged and unsatisfied for 30 days after such judgment(s) becomes nonappealable, unless adequate funds have been reserved or set aside for the payment thereof, and g) failure, on any measurement date, to cause the Class A/B overcollateralization ratio to be equal to or greater than 100%. Each of these conditions is further described in Indenture II.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

5. Note I

Deferred Debt Issuance Costs

Deferred debt issuance costs of $300,000 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is April 2010, as defined in the fiscal and collateral agency agreement (“Note Agreement”), assuming all scheduled principal payments are made when due. Amortization of deferred debt issuance costs commenced on May 15, 2003.

Notes Payable

On May 15, 2003, Note I issued Notes at their respective principal value, which are secured by Note I’s investments and are non-recourse to the Company.

At December 31, 2006 and 2005, the Notes outstanding consisted of the following:

	2006 Principal	2005 Principal	Interest Rate	Stated Maturity
Class BB Notes	$5,000,000	$6,428,571	11.00%	October 5, 2033

Holders of the Notes are to receive semiannual interest payments on October 5 and April 5, commencing in October 2003 (the “Initial Payment Date”). On each payment date, in addition to scheduled interest, Note I shall prepay the scheduled principal to the holders of the notes, if and only to the extent Note I receives payments on membership interests and funds available on deposit in the note collection account to pay scheduled principal. If Note I fails to pay any of the scheduled principal due to insufficient funds received by Note I in respect to the membership interests, such unpaid scheduled principal shall not be considered “due and payable” for any purposes hereunder and will be deferred until such date as Note I receives sufficient payments.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

5. Note I

Notes Payable (continued)

In the event that the coverage tests, as defined in the Note Agreement, are not satisfied as of any distribution date, the notes may be redeemed in the manner specified in the Note Agreement.

If the notes and the members’ interests have not been released prior to October 5, 2033, it is expected that Note I or Collateral Manager, acting on behalf of the Note I, will sell all of the investments and all eligible investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest and principal of the notes, will be distributed to the members in accordance with the Note Agreement.

The Note Agreement provides for an option by holders of more than 50% of the notes outstanding an acceleration of maturity or redemption of all of the notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) Note I fails to perform its obligations under the Note Agreement, and such failure could reasonably be expected to have a material adverse effect on the interest of the holders and has not been cured within 30 days after the date of an officer obtaining actual knowledge of such default, or, b) a court or governmental authority of competent jurisdiction enters an order appointing, without consent of Note I, a custodian, receiver, trustee or each officer with similar powers with respect to Note I or with respect to any substantial part of Note I’s property, or constituting an order for relief or reorganization or any petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of Note I, or any such petition shall be filed against the issuer and such petition shall not be dismissed within 60 days.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

6. Issuer III

Deferred Debt Issuance Costs

Deferred debt issuance costs of $7,863,460 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is the period ending with the distribution date occurring in July 2013, as defined in the indenture (“Indenture III”). Amortization of deferred debt issuance costs commenced on June 25, 2003.

Collateral Management and Trustee Fees

Pursuant to a collateral management agreement, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount (“Base Collateral Management Fee”), of the net outstanding portfolio collateral, as defined in Indenture III. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For the years ended December 31, 2006 and 2005, total collateral management fees were $750,000 and $750,000, respectively, and are included in total collateral management fees on the consolidated statements of operations.

Pursuant to a trustee agreement, the trustee is entitled to a semiannual fee, on each distribution date, equal to 0.0225% per annum of the sum of the aggregate principal amount of the investments plus cash and cash equivalents at the beginning of the period relating to such distribution dates, as defined in Indenture III. For the years ended December 31, 2006 and 2005, total trustee fees were $86,550 and $84,342, respectively, and are included in total trustee fees on the consolidated statements of operations.

Notes Payable

On June 25, 2003, Issuer III issued Notes at their respective principal values, which are secured by Issuer III’s investments and are non-recourse to the Company.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

6. Issuer III (continued)

Notes Payable (continued)

At December 31, 2006 and 2005, the Notes outstanding consisted of the following:

	2006 Principal	2005 Principal	Interest Rate	Stated Maturity
Class A1A Notes	$108,497,331	$108,497,331	Libor + 0.63%	January 20, 2034

Class A1B Notes	$71,500,000	$71,500,000	Libor + 0.85%	January 20, 2034

Class B Notes	$25,000,000	$25,000,000	See Class B note	January 20, 2034

Class C-1 Notes	$31,250,000	$31,250,000	Libor + 1.75%	January 20, 2034

Class C-2 Notes	$31,250,000	$31,250,000	Libor + 1.75%	January 20, 2034

Class D Notes	$11,974,741	$13,259,797	Libor + 2.65%	January 20, 2034

Class E Notes (1)	$4,571,426	$5,714,284	10.00%	January 20, 2034

(1)	The Partnership owns 25% of the Class E notes.

Pursuant to the terms of the Class B agency agreement, the holders of the Class B Notes will be entitled to receive interest, certain third parties will be entitled to receive compensation, at an aggregate, floating rate per annum not to exceed Libor plus 1.05% in the aggregate after taking into consideration the effect of a basis swap to be entered into in connection with the Class B Notes.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

6. Issuer III (continued)

Interest Payments

Holders of the Notes are to receive semiannual interest payments on January 20 and July 20, commencing in January 2004 (the “Initial Payment Date”). The order of payment will be first to Class A1A, second, Class A1B, third, Class B, fourth, Class C (includes Class C-1 and Class C-2), fifth to Class D and sixth to Class E with each Class of Notes being senior to each of the other classes of notes. No payments of interest on any class of Notes will be made until all accrued and unpaid interest on the Notes of each class that is senior to a class and that remain outstanding has been paid in full. No payment of principal of any class of Notes will be made until the principal of, and all accrued and unpaid interest, on the Notes of each class that is senior to such class and that remain outstanding have been paid in full, except as discussed below and as defined in the indenture.

In the event that the coverage tests, as defined in Indenture III, are not satisfied as of any distribution date, each class of Notes may be redeemed in the manner specified in Indenture III.

Principal Payments

Principal payments will be applied as outlined below except as otherwise stated in the indenture.

Principal Turboing

On each distribution date occurring on or prior to the distribution date in July 2008, the greater of $125,000 and the amount of funds available for distribution in the payment account in excess of the amount necessary to achieve a yield equal to 22.25% as of such distribution date, will be applied to the payment of principal of, first, the Class D Notes, second, the Class C Notes, third, the Class B Notes, fourth, the Class A1B Notes, and, fifth, the Class A1A Notes, until each such Class of Notes has been paid in full.

On each distribution date on and prior to the distribution date in July 2010, the sum of $571,429 and any amount that would have been paid on a prior distribution but was not available, will be applied to the payment of principal of Class E Notes.

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

6. Issuer III (continued)

Principal Payments (continued)

Principal Proceeds

Principal proceeds will be applied in the following manner. First, payment of principal of the Class A1A Notes until the Class A1A Notes have been paid in full. Next, payment of principal on the Class A1B Notes until the Class A1B Notes have been paid in full. Next, payment of principal on the Class B Notes until the Class B Notes have been paid in full. Next, payment of principal of the Class C Notes until the Class C Notes have been paid in full. Next, payment of principal of the Class D Notes. Next, payment of principal of the Class E Notes. Finally, the remainder to the members as a dividend on the members’ interests or as a return of capital of the members’ interests as provided in the Trapeza CDO III, LLC Agreement (“Agreement III”).

If on any distribution date, the amount available in the payment account from amounts received in the related due period are insufficient to make the full amount of the disbursements required by the priority of payments to different persons, the trustee will make the disbursements ratably in accordance with Indenture III.

If the Notes and the members’ interests have not been released prior to January 20, 2034, it is expected that Issuer III or Collateral Manager, acting on behalf of Issuer III, will sell all of the investments and all eligible investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest (including any defaulted interest and interest on defaulted interest, any Class C deferred interest and interest on any Class C deferred interest, any Class D deferred interest and interest on any Class D deferred interest, and any Class E deferred interest and interest on any Class E deferred interest) and principal of the Notes, will be distributed to the members in accordance with the Agreement III.

Acceleration of Maturity and Redemption

Indenture III provides for an acceleration of maturity or redemption of all of the senior Notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) failure of Issuer III to pay interest for a period of three business days on any Class A or B senior Notes, b) failure of Issuer III to pay principal of any senior Note when such payment becomes due and payable at its stated maturity or redemption date, c) failure of Issuer III, on any distribution date to disburse amounts available to the interest collection account or

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

6. Issuer III (continued)

Acceleration of Maturity and Redemption (continued)

principal collection account in accordance with the order of the priority of payments set forth in Indenture III, which continues for three business days, d) Issuer III or pool of collateral becomes an investment company required to be registered under the Investment Company Act, e) default in performance, or a breach, of any other covenant or other agreement of Issuer III under Indenture III or any representation of warranty of Issuer III made in Indenture III or in any certificate or other writing proves to be incorrect in any material respect when made, and in both clauses, the continuation of such default or breach for a period of 30 days after Issuer III or the General Partner has actual knowledge that such default or breach has occurred or after written notice to Issuer III and the General Partner by the trustee, or to Issuer III, the General Partner and the Trustee by the holders of at least 25% in aggregate outstanding principal amount of the Notes of the controlling class or hedge counterparty, f) one or more final judgments being rendered against Issuer III that exceed, in the aggregate, $5,000,000, and which remain unstayed, undischarged and unsatisfied for thirty days after such judgment(s) becomes nonappealable, unless adequate funds have been reserved or set aside for the payment thereof, and g) failure, on any measurement date, to cause the Class A/B overcollateralization ratio to be equal to or greater than 100%. Each of these conditions is further described in Indenture III.

7. Interest Rate Swap Agreements

The Company maintains a policy of valuing its derivative instruments at fair values, with the resulting unrealized gain or loss included in the consolidated statement of operations.

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

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

7. Interest Rate Swap Agreements (continued)

The Company records a net receivable or payable for the net income or expense expected to be received or paid in the interest period. Net amounts received or paid on swap agreements are recorded as interest income or interest expense on the consolidated statements of operations. The amount recorded as interest income on basis swap agreements for the years ended December 31, 2006 and 2005 totaled $125,509 and $197,269, respectively.

The Company entered into interest rate swap agreements with Credit Suisse (“CS”) (formerly known as Credit Suisse First Boston) for the purpose of hedging interest rate and cash flow risk between the fixed-rate investments and floating-rate investments.

At December 31, 2006 and 2005, the Company had nine interest rate swap agreements outstanding with CS, which pay as follows:

		Floating Rate	Rate/Amount	December 31
Notional	Maturity	Received by	Paid by the	2006	2005
Amount	Date	the Company	Company	Fair Value	Fair Value
$ 3,330,000	4/5/10	6 month Libor + 3.4425%	7.375%	$131,941	$125,378
$ 8,670,000	4/5/08	6 month Libor + 3.30%	6.65%	238,957	279,301
$13,330,000	4/5/08	6 month Libor + 3.35%	6.75%	384,242	413,468
$13,330,000	4/5/08	6 month Libor + 3.35%	6.335%	438,780	545,880
$13,330,000	4/5/08	6 month Libor + 4.69%	8.10%	357,614	452,246
$47,330,000	4/5/08	6 month Libor + 3.32%	6.952%	1,108,651	1,205,244
$69,500,000	7/20/08	6 month Libor + 3.25%	6.35%	2,927,760	3,025,285
$25,000,000	7/20/13	6 month Libor + 1.0875%	6 month Libor + 1.05%	(748,707)	(555,025)
$ 9,000,000	7/20/08	6 month Libor + 3.145%	6.05%	413,354	442,046
				$5,252,592	$5,933,823

At December 31, 2006 and 2005, the Company had one interest rate cap agreement  outstanding with CS, which pays on a semi-annual basis as follows:

		Floating Rate	Rate/Amount	December 31
Notional	Maturity	Received by	Paid by the	2006	2005
Amount	Date	the Company	Company	Fair Value	Fair Value
$82,000,000	4/5/07	Excess above 7.00% as discussed below	$69,000	$ −	$(68,024)

Back to Part IV

UNAUDITED

Trapeza Funding II, LLC

Notes to Consolidated Financial Statements (continued)

7. Interest Rate Swap Agreements (continued)

The Partnership made its final payment of $69,000 in April 2006 satisfying its obligation under the interest rate cap agreement. In addition, under the terms of the agreement if the six-month London Interbank Offered Rate (“Libor”) exceeds the Cap Strike Rate of 7.00%, the Partnership will receive the amount the six-month Libor exceeds the Cap Strike rate.

8. Related Party Transactions

The Partnership pays Funding an administration fee (payable semi-annually in advance) equal to 1.5% per annum of the aggregate capital accounts of the limited partners, which will be used to cover management fees and other ordinary and recurring administrative and related operating expenses. For the years ended December 31, 2006 and 2005, administration fees totaled $657,578 and $603,039, respectively.

In exchange for interests sold on behalf of the Partnership, Funding pays external broker-dealers an administration fee, equal to the percentage of equity raised by the broker-dealer multiplied by one-third of the total administration fee being charged by Funding to the Partnership. For the years ended December 31, 2006 and 2005, total administration fee expense totaled $111,861 and $102,584, respectively.

Back to Part IV

UNAUDITED

Other Financial Information

Back to Part IV

UNAUDITED
Trapeza Funding II, LLC
Consolidating Statement of Financial Condition
December 31, 2006

	Trapeza Funding II, LLC		Trapeza Partners II L.P. Consolidated	Total	Eliminations		Trapeza Funding II, LLC Consolidated
Assets
Investments in trust preferred securities, at fair value (amortized cost $680,566,011)	$	−	$684,272,551	$684,272,551	$	−	$684,272,551
Cash and cash equivalents		5,677	33,000,614	33,006,291		−	33,006,291
Deferred debt issuance costs (net of accumulated amortization of $5,618,421)		−	12,376,270	12,376,270		−	12,376,270
Unrealized appreciation on swap agreements		−	5,252,592	5,252,592		−	5,252,592
Interest receivable on trust preferred securities		−	4,498,164	4,498,164		−	4,498,164
Net interest receivable from swap counterparty		−	1,353,765	1,353,765		−	1,353,765
Prepaid expenses		−	27,451	27,451		−	27,451
Investment in Trapeza Partners II L.P.		3,665,805	−	3,665,805		(3,665,805)	−
Total Assets		$3,671,482	$740,781,407	$744,452,889		$(3,665,805)	$740,787,084
Liabilities and Partners’ Capital/Members’ Interests
Liabilities
Class A1A notes	$	−	$238,996,446	$238,996,446	$	−	$238,996,446
Class A1B notes		−	171,500,000	171,500,000		−	171,500,000
Class B notes		−	52,000,000	52,000,000		−	52,000,000
Class C-1 notes		−	74,750,000	74,750,000		−	74,750,000
Class C-2 notes		−	86,050,000	86,050,000		−	86,050,000
Class D notes		−	29,523,828	29,523,828		−	29,523,828
Class E notes		−	3,428,569	3,428,569		−	3,428,569
Class BB notes		−	5,000,000	5,000,000		−	5,000,000
Interest payable		−	13,905,741	13,905,741		−	13,905,741
Collateral management fees		−	590,570	590,570		−	590,570
Professional fees		13,403	136,051	149,454		−	149,454
Trustee fees		−	68,142	68,142		−	68,142
Accrued expenses		−	111,667	111,667		−	111,667
Total Liabilities		13,403	676,061,014	676,074,417		−	676,074,417

Minority interest		−	9,304,230	9,304,230		51,750,358	61,054,588

Partners’ Capital/Members’ Interests
Members’ Interests		3,658,079	−	3,658,079		−	3,658,079
General Partner		−	3,665,805	3,665,805		(3,665,805)	−
Limited Partners		−	51,750,358	51,750,358		(51,750,358)	−
Total Partners’ Capital/Members’ Interests		3,658,079	55,416,163	59,074,242		(55,416,163)	3,658,079
Total Liabilities and Partners’ Capital/Members’ Interests		$3,671,482	$740,781,407	$744,452,889		$(3,665,805)	$740,787,084

Back to Part IV

UNAUDITED
Trapeza Funding II, LLC
Consolidating Statement of Operations
Year ended December 31, 2006

	Trapeza Funding II, LLC		Trapeza Partners II L.P. Consolidated	Total	Eliminations		Trapeza Funding II, LLC Consolidated
Investment income
Interest	$	−	$57,653,716	$57,653,716	$	−	$57,653,716
Incentive allocation		2,307,689	−	2,307,689		(2,307,689)	−
Administration fee income		657,583	−	657,583		(657,583)	−
Other		29	−	29		(29)	−
Total investment income		2,965,301	57,653,716	60,619,017		(2,965,301)	57,653,716

Expenses
Interest		−	36,745,732	36,745,732		−	36,745,732
Collateral management fees		−	1,739,165	1,739,165		−	1,739,165
Amortization		−	1,498,583	1,498,583		−	1,498,583
Trustee fees		−	267,049	267,049		−	267,049
Professional fees		19,112	169,582	188,694		−	188,694
Administration fees		111,861	657,578	769,439		(657,578)	111,861
Other		22,981	327,343	350,324		−	350,324
Total expenses		153,954	41,405,032	41,558,986		(657,578)	40,901,408
Net investment income		2,811,347	16,248,684	19,060,031		(2,307,723)	16,752,308

Net unrealized depreciation on investment transactions
Investments in trust preferred securities		−	(1,927,136)	(1,927,136)		−	(1,927,136)
Interest rate swap agreements		−	(613,207)	(613,207)		−	(613,207)
Net unrealized depreciation on investment transactions		−	(2,540,343)	(2,540,343)		−	(2,540,343)

Net income before minority interest		2,811,347	13,708,341	16,519,688		(2,307,723)	14,211,965
Minority interest		−	2,169,846	2,169,846		9,230,772	11,400,618
Net income		$2,811,347	$11,538,495	$14,349,842		$(11,538,495)	$2,811,347

Back to Part IV

Schedule (d)

UNAUDITED

Trapeza Funding III, LLC

Consolidated Financial Statements (Unaudited)

Years ended December 31, 2006 and 2005

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Consolidated Financial Statements

Years ended December 31, 2006 and 2005

Contents

Consolidated Financial Statements
Consolidated Statements of Financial Condition	2
Consolidated Schedules of Investments	3
Consolidated Statements of Operations	5
Consolidated Statements of Changes in Members’ Interests	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8

Other Financial Information
Consolidating Statement of Financial Condition	20
Consolidating Statement of Operations	21

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Consolidated Statements of Financial Condition

	December 31
	2006	2005
Assets
Investments in trust preferred securities, at fair value (amortized cost $399,514,182 and $399,499,096)	$400,160,302	$400,172,908
Cash and cash equivalents	8,697,140	7,360,269
Deferred debt issuance costs (net of accumulated amortization of $2,520,541 and $1,730,717)	6,940,081	7,729,905
Unrealized appreciation on swap agreements	2,633,121	3,073,174
Interest receivable on trust preferred securities	898,945	800,625
Net interest receivable from swap counterparty	164,573	85,208
Prepaid expenses	30,790	28,617
Other	156,103	142,966
Total Assets	$419,681,055	$419,393,672
Liabilities and Members’ Interests
Liabilities
Class A1A Notes	$144,996,417	$144,996,417
Class A1B Notes	95,000,000	95,000,000
Class B Notes	33,000,000	33,000,000
Class C-1 Notes	44,500,000	44,500,000
Class C-2 Notes	44,500,000	44,500,000
Class D Notes	12,635,371	13,500,000
Class E Notes	5,714,284	7,142,856
Interest payable	2,428,836	2,124,435
Collateral management fees	122,222	122,222
Professional fees	89,816	93,275
Trustee fees	13,535	13,535
Accrued expenses	166,390	183,466
Total Liabilities	383,166,871	385,176,206

Minority interest	34,931,801	32,951,996

Members’ Interests	1,582,383	1,265,470
Total Liabilities and Members’ Interests	$419,681,055	$419,393,672

See accompanying notes to consolidated financial statements.
2

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Consolidated Schedules of Investments

	December 31, 2006		December 31, 2005
	Principal Amount (000)	Fair Value	Principal Amount (000)	Fair Value
Investments in Trust Preferred Securities - (100%) *
Banks (85.84% and 85.84%)*
Alabama National Statutory Trust III, 3 ML + 3.050%, callable 9/26/2008, due 9/26/2033 (a)	$11,210	$11,210,000	$11,210	$11,210,000
Ambank Holdings Capital Trust I, 3 ML + 3.150%, callable 6/30/2008, due 6/30/2033 (a)	9,000	8,936,973	9,000	8,936,265
Arrow Capital Statutory Trust II, 6.530%, callable 7/23/2008, due 7/23/2033 (a)	10,000	10,000,000	10,000	10,000,000
Cathay Capital Trust I, 3 ML + 3.150%, callable 6/30/2008, due 6/30/2033 (a)	10,450	10,450,000	10,450	10,450,000
CB Trico Capital Trust, 3 ML + 3.050%, callable 10/7/2008, due 10/20/2033 (a)	10,000	10,000,000	10,000	10,000,000
Centerstate Banks Florida Statutory Trust I, 3 ML + 3.050%, callable 9/22/2008, due 9/22/2033 (a)	10,000	10,000,000	10,000	10,000,000
Corus Statutory Trust II, 3 ML + 3.100%, callable 6/30/2008, due 6/30/2033 (a)	11,000	10,917,574	11,000	10,916,638
F.N.B. Statutory Trust I, 3 ML + 3.250%, callable 3/31/2008, due 3/31/2033 (a)	1,000	1,000,000	1,000	1,000,000
FBR Capital Trust I, 3 ML + 3.250%, callable 6/30/2008, due 3/30/2033 (a)	1,000	992,394	1,000	992,309
FBR Capital Trust II, 3 ML + 3.100%, callable 9/30/2008, due 9/30/2033 (a)	11,000	11,014,716	11,000	11,014,878
First Community / CA Statutory Trust VI, 3 ML + 3.050%, callable 9/15/2008, due 9/15/2033 (a)	10,000	10,104,066	10,000	10,105,239
First Financial OH Statutory Trust II, 3 ML + 3.100%, callable 9/30/2008, due 9/30/2033 (a)	11,000	11,000,000	11,000	11,000,000
First Group Capital Statutory Trust VII, 3 ML + 2.900%, callable 10/30/2008, due 10/30/2033 (a)	12,000	12,064,245	12,000	12,065,017
First South Preferred Trust I, 3 ML + 2.950%, callable 9/30/2008, due 9/30/2033 (a)	10,000	10,059,164	10,000	10,059,839
FNB Statutory Trust I, 3 ML + 3.250%, callable 3/31/2008, due 3/31/2033 (a)	11,000	11,000,000	11,000	11,000,000
Heartland Financial Statutory Trust III, 3 ML + 8.250%, callable 10/10/2008, due 10/10/2033 (a)	11,000	11,000,000	11,000	11,000,000
Iberiabank Statutory Trust II, 3 ML + 3.150%, callable 6/17/2008, due 6/17/2033 (a)	1,000	1,004,560	1,000	1,004,610
Industry Bancshares Capital Trust II, 3 ML + 3.050%, callable 8/30/2008, due 8/30/2033 (a)	2,000	1,971,375	2,000	1,971,045
James Monroe Statutory Trust II, 3 ML + 3.100%, callable 7/31/2008, due 7/31/2033 (a)	4,000	4,000,000	4,000	4,000,000
Lakeland Bancorp Capital Trust II, 5.710%, callable 6/30/2008, due 6/30/2033 (a)	11,000	10,951,939	11,000	10,951,180
Lakeland Statutory Trust II, 3 ML + 3.050%, callable 10/1/2008, due 10/1/2033 (a)	12,000	12,000,000	12,000	12,000,000
Lone Star National Capital Trust II, 3 ML + 2.950%, callable 9/30/2008, due 9/30/2033 (a)	10,000	10,057,256	10,000	10,057,909
Macatawa Statutory Trust I, 3 ML + 3.050%, callable 7/15/2008, due 7/15/2033 (a)	11,000	11,000,000	11,000	11,000,000
Main Street Banks Statutory Trust II, 3 ML + 3.250%, callable 6/30/2008, due 6/30/2033 (a)	9,000	9,000,000	9,000	9,000,000
Mariner Capital Trust IV, 3 ML + 3.050%, callable 8/30/2008, due 8/30/2033 (a)	12,000	12,052,472	12,000	12,053,077
Merchants and Manufacturers Statutory Trust II, 8.250%, callable 5/30/2008, due 5/30/2033 (a)	1,000	1,000,000	1,000	1,000,000
Merchants and Manufacturers Statutory Trust III, 8.250%, callable 10/15/2008, due 10/15/2033 (a)	3,500	3,500,000	3,500	3,500,000
Merchants and Manufacturers Statutory Trust IV, 3 ML + 2.950%, callable 10/15/2008, due 10/15/2033 (a)	7,500	7,500,000	7,500	7,500,000
National Bancshares Capital Trust II, 3 ML + 3.000%, callable 9/15/2008, due 9/15/2033 (a)	7,000	7,004,231	7,000	7,004,279
Orion Bancorp, Inc. Statutory Trust I, 3 ML + 3.250%, callable 5/5/2008, due 5/5/2033 (a)	11,000	11,000,000	11,000	11,000,000
Ozark Capital Statutory Trust II, 3 ML + 2.900%, callable 9/29/2008, due 9/29/2033 (a)	6,000	6,000,000	6,000	6,000,000
Raton Capital Trust I, 3 ML + 2.900%, callable 9/30/2008, due 9/30/2033 (a)	5,000	5,047,694	5,000	5,048,242
Salin Statutory Trust I, 3 ML + 2.950%, callable 10/17/2008, due 10/17/2033 (a)	11,000	11,000,000	11,000	11,000,000
Sleepy Hollow Capital Trust I, 3 ML + 3.050%, callable 8/15/2008, due 8/30/2033 (a)	4,000	4,013,357	4,000	4,013,510
SNB Capital Trust IV, 3 ML + 3.000%, callable 9/30/2008, due 9/30/2033 (a)	5,000	5,028,162	5,000	5,028,481
Southside Statutory Trust III, 3 ML + 2.940%, callable 9/30/2008, due 9/4/2033 (a)	12,000	12,000,000	12,000	12,000,000
St. Josephs Financial Capital Trust I, 3 ML + 3.050%, callable 9/30/2008, due 7/11/2033 (a)	3,000	3,036,268	3,000	3,036,681
Sterling Bank Houston Texas, 7.375%, callable 4/15/2013, due 4/15/2013 (a)	4,670	4,670,000	4,670	4,670,000
Summit Bank Corporation Capital Trust I, 3 ML + 3.100%, callable 9/30/2008, due 9/30/2033 (a)	12,000	11,939,808	12,000	11,939,140
United Bancorporation of Wyoming Capital Trust I, 3 ML + 3.100%, callable 9/30/2008, due 9/30/2033 (a)	9,000	9,028,662	9,000	9,028,981
Wesbanco Capital Trust II, 5.800%, callable 6/30/2008, due 6/30/2033 (a)	4,000	3,993,677	4,000	3,993,579
West Bancorporation Capital Trust I, 6.975%, callable 9/30/2010, due 7/18/2033 (a)	11,000	10,944,654	11,000	10,943,954
Wintrust Capital Trust III, 3 ML + 3.250%, callable 4/7/2008, due 4/7/2033 (a)	5,000	5,000,000	5,000	5,000,000
Total Banks (amortized cost $343,493,247 and 343,494,853)		$343,493,247		$343,494,853

See accompanying notes to consolidated financial statements.
3
Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Consolidated Schedules of Investments (continued)

	December 31, 2006		December 31, 2005
	Principal Amount (000)	Fair Value	Principal Amount (000)	Fair Value
Investments in Trust Preferred Securities - (100%) * (continued)
Thrifts (14.16% and 14.16%)
BankSouth of Georgia Statutory Trust I, 3ML + 3.150%, callable 9/23/2008, due 9/23/2033 (a)	$5,000	$5,000,000	$5,000	$5,000,000
BSC Capital Trust I, 3 ML + 2.900%, callable 9/30/2008, due 9/30/2033 (a)	12,000	12,032,628	12,000	12,033,000
Capital One Capital I, 3 ML + 1.550%, callable 2/1/2007, due 2/1/2027	3,000	3,003,751	3,000	3,015,000
Coastal Capital Trust II, 3 ML + 3.050%, callable 6/30/2008, due 6/30/2033 (a)	10,000	9,970,421	10,000	9,970,082
Coastal Financial Capital Trust I, 3 ML + 3.050%, callable 9/30/2008, due 7/3/2033 (a)	6,000	6,052,303	6,000	6,052,897
Flagstar Statutory III, 6.550%, callable 4/7/2008, due 4/7/2033 (a)	5,000	5,000,000	5,000	5,000,000
Flagstar Statutory Trust IV, 6.750%, callable 3/30/2008, due 3/19/2033 (a)	2,670	2,646,326	2,670	2,646,006
IndyMac Capital Trust V, 6.050%, callable 9/30/2008, due 7/11/2033 (a)	12,000	11,965,061	12,000	11,964,543
Sterling Capital Trust IV, 3 ML + 3.150%, callable 5/15/2008, due 5/15/2033 (a)	1,000	996,565	1,000	996,527
Total Thrifts (amortized cost $56,020,935 and $56,004,243)		56,667,055		56,678,055
Total Investments in Trust Preferred Securities (amortized cost $399,514,182 and $399,499,096)		$400,160,302		$400,172,908

	Fair Value	Fair Value
Interest Rate Swap Agreements
Credit Suisse	$2,633,121	$3,073,174
Total Interest Rate Swap Agreements	$2,633,121	$3,073,174

*Amounts in parentheses indicate percentage of investments in trust preferred securities.
(a) Private placement, illiquid securities, where amortized cost approximates fair value.
ML = Month Libor

See accompanying notes to consolidated financial statements
4

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Consolidated Statements of Operations

	Years ended December 31,
	2006	2005
Investment income
Interest	$32,722,335	$26,594,501

Expenses
Interest	21,706,749	17,283,476
Collateral management fees	1,000,000	1,000,000
Amortization	789,824	813,316
Trustee fees	120,699	121,365
Professional fees	117,090	109,620
Administration fees	35,798	32,858
Other	190,452	203,786
Total expenses	23,960,612	19,564,421
Net investment income	8,761,723	7,030,080

Net unrealized (depreciation) appreciation on investment transactions:
Investments in trust preferred securities	(27,692)	9,759
Interest rate swap agreements	(440,053)	1,913,603
Net unrealized (depreciation) appreciation on investment transactions	(467,745)	1,923,362

Net income before minority interest	8,293,978	8,953,442
Minority interest	6,914,556	7,500,787
Net income	$1,379,422	$1,452,655

See accompanying notes to consolidated financial statements
5

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Consolidated Statements of Changes in Members’ Interests

Years ended December 31, 2006 and 2005

Balance at January 1, 2005	$632,569
Net income	1,452,655
Distributions to members	(819,754)
Balance at December 31, 2005	1,265,470
Net income	1,379,422
Distributions to members	(1,062,509)
Balance at December 31, 2006	$1,582,383

See accompanying notes to consolidated financial statements
6

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005
Cash flows from operating activities
Net income	$1,379,422	$1,452,655
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of deferred debt issuance costs	789,824	813,316
Accretion of discount on investments in trust preferred securities	(15,086)	(17,468)
Minority interest	6,914,556	7,500,787
Net unrealized depreciation (appreciation) on investment transactions	467,745	(1,923,362)
Net change in operating assets and liabilities:
Interest receivable on trust preferred securities	(98,320)	(183,445)
Net interest receivable from swap counterparty	(79,365)	(149,864)
Prepaid expenses	(2,173)	(1,357)
Other	(13,137)	(9,968)
Interest payable	304,401	606,952
Professional fees	(3,459)	6,310
Trustee fees	−	375
Accrued expenses	(17,076)	10,917
Minority interest	(4,934,751)	(3,700,381)
Net cash and cash equivalents provided by operating activities	4,692,581	4,405,467

Cash flows from financing activities
Principal payments on notes	(2,293,201)	(1,678,572)
Distributions to members	(1,062,509)	(819,754)
Net cash and cash equivalents used in financing activities	(3,355,710)	(2,498,326)

Net increase in cash and cash equivalents	1,336,871	1,907,141
Cash and cash equivalents, beginning of year	7,360,269	5,453,128
Cash and cash equivalents, end of year	$8,697,140	$7,360,269
Supplemental disclosure of cash flow information
Net interest paid	$22,481,713	$16,826,388

See accompanying notes to consolidated financial statements
7

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Notes to Consolidated Financial Statements

December 31, 2006

1. Organization and Purpose

Trapeza Funding III, LLC (“Funding”), was organized on January 30, 2003 as a Delaware limited liability company. Funding commenced operations on April 1, 2003. Funding was organized for the purpose of being the general partner of Trapeza Partners III L.P. (the “Partnership”). Per the partnership agreement, the limited partners have no right to remove Funding at any time. Funding has complete and exclusive control of the management of the business affairs of the Partnership.

The Partnership was organized on February 27, 2003 as a Delaware limited partnership. The Partnership commenced operations on April 1, 2003. The Partnership was organized for the purpose of investing in membership interests and other securities to be issued by Trapeza CDO IV, LLC (“Issuer IV”), which was formed by Funding. Funding also formed Trapeza CDO III, LLC (“Issuer III”). The Partnership has an 11-year term, which Funding may extend on a year-to-year basis.

Minority interest reflects the 99.99% of partners’ interest of the limited partners of the Partnership. The consolidated entity is referred to as the “Company.”

Trapeza Capital Management, LLC (the “Collateral Manager”), a Delaware limited liability company, is responsible for supervising and directing the investment of the collateral of Issuer IV. Issuer IV is charged a collateral management fee by the Collateral Manager, who is affiliated with Funding through common ownership. All material intercompany transactions have been eliminated.

Funding and the Collateral Manager are owned equally by Financial Stocks, Inc. (“FSI”) and Resource Financial Fund Management, Inc., a wholly-owned subsidiary of Resource America, Inc. (“REXI”) (collectively, the “Owners”). Resource Financial Fund Management, Inc. and FSI are Registered Investment Advisers under the Investment Advisers Act of 1940. REXI, a publicly traded company, is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities on their own account and for outside investors in the financial fund management, real estate and equipment leasing sectors. The Owners hold partnership interests of approximately 11% of the Partnership.

Issuer IV’s objective is to purchase, acquire, own, hold, sell, endorse, transfer, assign, pledge, finance, refinance, exchange, restructure, workout, advance and collect funds pursuant to and otherwise deal with and exercise rights of ownership with respect to the collateral of Issuer IV, including other securities or equity interests owned from time to time by Issuer IV, all in accordance with the terms of the indenture.
8

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Notes to Consolidated Financial Statements (continued)

1. Organization and Purpose (continued)

The business and affairs of Funding are managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of Funding, to make all decisions regarding those matters and to perform any activities customary or incident to the management of Funding’s business.

2. Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

Basis of Accounting

The Company’s accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

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

Investment Valuation

Investments are carried at fair value. Securities for which market quotations are not readily available are valued by procedures adopted by Funding. In valuing investments in which market quotations are not readily available, Funding utilizes data from a variety of different sources, taking into account the characteristics of a security, any changes in the credit quality of the securities in the portfolio, the overall movement of interest rates and other factors which, in Funding’s good faith and judgment, are relevant to the value of a security. For exchange-traded securities, management will obtain current market data and quotes from independent brokers.
9

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Investment Valuation (continued)

The Company has invested a significant portion of the portfolio in private placement, illiquid issues having no ready market. At December 31, 2006, these securities aggregate $397,156,551 and have been valued in good faith by Funding as described in the preceding paragraph. Because of the inherent uncertainty of valuation, the fair values estimated by Funding may not necessarily represent the amounts that could be realized from sales or other dispositions of investments and the differences may be material.

Credit Risks and General Liquidity Considerations

Investments in trust preferred securities are subject to credit, interest rate and liquidity risks. Adverse changes in the financial condition of an issuer of trust preferred securities or in general economic conditions or both may impair the ability of an issuer to make payments of principal and interest. Debt obligations are also subject to liquidity risk and the risk of market price fluctuations. Adverse changes in the financial condition of an issuer may affect the liquidity of the market for an issuer’s securities and may reduce the market price of such securities. In addition, changes in general economic and regulatory conditions may affect the liquidity of the market for trust preferred securities in general and may reduce the values of some or all of the securities.

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
10

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Allocation of Profits and Losses (continued)

Funding’s investment in the Partnership is accounted for based on its pro-rata share of its investment in the Partnership. Profits and losses from non-portfolio income are allocated to all members in proportion to their allocable shares. Twenty percent (20%) of the cumulative net profits from portfolio investments are allocated to Funding.

Non-portfolio income of the Partnership, consisting primarily of income earned on short-term investments, is allocated to all limited partners of the Partnership in proportion to their respective capital account balances prior to the allocation of any other item.

Portfolio income of the Partnership, consisting primarily of accrued interest and profits and losses from the sale of such investments, is allocated to all partners of the Partnership in proportion to their respective contributed capital in relation to total contributed capital of the Partnership, but 20% of the cumulative net profits otherwise allocable to all partners will be allocated to Funding, defined as the incentive allocation. For the years ended December 31, 2006 and 2005, Funding received an incentive allocation of $1,120,573 and $1,219,613, respectively, and are included in interest reflected on the statements of operations.

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

3. Contributions, Withdrawals and Distributions

As of December 31, 2006, the Company has 100 Membership Units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds.
11

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Notes to Consolidated Financial Statements (continued)

3. Contributions, Withdrawals and Distributions (continued)

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. The Company is required to make a distribution to each member at least quarterly. For the years ended December 31, 2006 and 2005, the Company made distributions of $1,062,509 and $819,754, respectively, to the members.

In accordance with the partnership agreement, each partner has contributed a specified amount of capital which is set forth in the partnership agreement. No limited partner is required to contribute any capital in excess of its commitment. As of June 4, 2003, all commitments of the Partnership are fully funded.

A limited partner will not have the right to redeem its interest in the Partnership. Funding, in its sole discretion, may redeem all or part of the partnership interest of any limited partner, for an amount equal to the capital account of the partnership interest being redeemed, if the limited partner consents to such redemption and all redemptions in any year do not exceed 5% of the aggregate allocable percentage of all limited partners.

Funding will cause the Partnership to distribute the lesser of (i) 90% of cash available from profits and (ii) all cash then available to the partnership less any reserves for partnership expenses or liabilities. All other distributions will be at the discretion of Funding. Funding will determine at its sole discretion the source of funds for all distributions. For the years ended December 31, 2006 and 2005, the Partnership made distributions of $3,951,470 and $2,934,377, respectively, to the partners.

4. Issuer IV

Deferred Debt Issuance Costs

Deferred debt issuance costs of $9,460,622 are being amortized over the expected life of the related debt using the effective interest method. The expected life of the debt is the period ending with the distribution date occurring in November 2013, as defined in the indenture. Amortization of deferred debt issuance costs commenced on October 21, 2003.
12

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Notes to Consolidated Financial Statements (continued)

4. Issuer IV (continued)

Collateral Management and Trustee Fees

Pursuant to a collateral management agreement, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount (“Base Collateral Management Fee”), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.15% per annum, calculated in the same manner as the Base Collateral Management Fee. For the years ended December 31, 2006 and 2005, collateral management fees were $1,000,000 and $1,000,000, respectively, and are reflected on the consolidated statements of operations.

Pursuant to a trustee agreement, the trustee is entitled to a semiannual fee, on each distribution date, equal to 0.0225% per annum of the sum of the aggregate principal amount of the investments plus cash and cash equivalents at the beginning of the period relating to such distribution dates, as defined in the indenture. For the years ended December 31, 2006 and 2005, total trustee fees were $110,400 and $110,775, respectively, and are reflected on the consolidated statements of operations.
13

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Notes to Consolidated Financial Statements (continued)

4. Issuer IV (continued)

Notes Payable

On October 21, 2003, Issuer IV issued notes (the “Notes”) at their respective principal values, which are secured by Issuer IV’s investments and are non-recourse to the Company.

At December 31, 2006 and 2005, the Notes outstanding consisted of the following:

	2006 Principal	2005 Principal	Interest Rate	Stated Maturity
Class A1A Notes	$144,996,417	$144,996,417	Libor + 0.58% until and including the distribution date in November 2013; at all times thereafter, Libor + 1.16%	May 24, 2034
Class A1B Notes	$95,000,000	$95,000,000	Libor + 0.83%	May 24, 2034
Class B Notes	$33,000,000	$33,000,000	See Class B note	May 24, 2034
Class C-1 Notes	$44,500,000	$44,500,000	Libor + 1.65%	May 24, 2034

Class C-2 Notes	$44,500,000	$44,500,000	5.006% until the last day of the interest period immediately prior to the distribution date in November 2008 and Libor + 1.65%, thereafter	May 24, 2034
Class D Notes	$12,635,371	$13,500,000	Libor + 2.60%	May 24, 2034
Class E Notes	$5,714,284	$7,142,856	10.00%	May 24, 2034

Pursuant to the terms of the Class B agency agreement, the holders of the Class B Notes will be entitled to receive interest, certain third parties will be entitled to receive compensation, at an aggregate, floating rate per annum not to exceed Libor plus 1.25% in the aggregate, after taking into consideration the effect of a basis swap to be entered into in connection with the Class B Notes.
14

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Notes to Consolidated Financial Statements (continued)

4. Issuer IV (continued)

Interest Payments

Holders of the Notes are to receive semiannual interest payments on May 24 and November 24, commencing in May 2004 (the “Initial Payment Date”). The order of payment will be first to Class A1A, second, Class A1B, third, Class B, fourth to Class C, fifth to Class D and sixth to Class E with each Class of Notes being senior to each of the other classes of Notes. No payments of interest on any class of Notes will be made until all accrued and unpaid interest on the Notes of each class that is senior to a class and that remain outstanding has been paid in full. No payment of principal of any class of Notes will be made until the principal of, and all accrued and unpaid interest on the Notes of each class that is senior to such class and that remain outstanding have been paid in full, except as discussed below and as defined in the indenture.

In the event that the coverage tests, as defined in the indenture, are not satisfied as of any distribution date, each class of notes may be redeemed in the manner specified in the indenture.

Principal Payments

Principal payments will be applied as outlined below except as otherwise stated in the indenture.

Principal Turboing

On each distribution date occurring on or prior to the distribution date in November 2008, the greater of $125,000 and the amount of funds available in the payment account in excess of the amount necessary to achieve a yield equal to 23.25% will be applied to the payment of principal. Principal payments will be applied in the following manner. First, payment of principal of the Class D Notes until the Class D Notes have been paid in full. Next, payment of principal of the Class C Notes until the Class C Notes have been paid in full. Next, payment of principal of the Class B Notes until the Class B Notes have been paid in full. Next, payment of principal of Class A1B Notes until the Class A1B Notes have been paid in full. Finally, payment of principal of the Class A1A Notes until the Class A1A Notes have been paid in full.
15

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Notes to Consolidated Financial Statements (continued)

4. Issuer IV (continued)

Principal Payments (continued)

Principal Turboing (continued)

On each distribution date on and prior to the distribution date in November 2010, the sum of $714,286 and any amount that would have been paid on a prior distribution but was not available, will be applied to the payment of principal of Class E Notes.

Principal Proceeds

Principal proceeds will be applied in the following manner. First, payment of principal of the Class A1A Notes until the Class A1A Notes have been paid in full. Next, payment of principal on the Class A1B Notes until the Class A1B Notes have been paid in full. Next, payment of principal of the Class B Notes until the Class B Notes have been paid in full. Next, payment of principal of the Class C Notes until the Class C Notes have been paid in full. Next, payment of principal of the Class D Notes until the Class D Notes have been paid in full. Next, payment of principal of the Class E Notes. Finally, the remainder to the members as a dividend on the members’ interests or as a return of capital of the members’ interests as provided in the Trapeza CDO IV, LLC Agreement (the “Agreement”).

If on any distribution date, the amount available in the payment account from amounts received in the related due period are insufficient to make the full amount of the disbursements required by the priority of payments to different persons, the trustee will make the disbursements ratably in accordance with the indenture.

If the Notes and the members’ interests have not been released prior to May 24, 2034, it is expected that the Company or Collateral Manager, acting on behalf of the Company, will sell all of the investments and sell or liquidate all other collateral, and all net proceeds from such sales and liquidations and all available cash after the payment (in the order of priorities set forth above) of all (i) fees, (ii) expenses and (iii) interest (including any defaulted interest and interest on defaulted interest, any Class C deferred interest and interest on any Class C deferred interest, and any Class D deferred interest and interest on any Class D deferred interest, and any Class E deferred interest and interest on any Class E deferred interest) and principal of the Notes, will be distributed to the members in accordance with the Agreement.
16

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Notes to Consolidated Financial Statements (continued)

4. Issuer IV (continued)

Acceleration of Maturity and Redemption

The indenture provides for an acceleration of maturity or redemption of all of the senior Notes and accrued and unpaid interest upon the occurrence of a default event. Default events include a) failure of Issuer IV to pay interest for a period of three business days on any Class A or B senior Notes, b) failure of Issuer IV to pay principal of any senior Note when such payment becomes due and payable at its stated maturity or redemption date, c) failure of Issuer IV, on any distribution date to disburse amounts available to the interest collection account or principal collection account in accordance with the order of the priority of payments set forth in the indenture, which continues for three business days, d) Issuer IV or pool of collateral becomes an investment company required to be registered under the Investment Company Act, e) default in performance, or a breach, of any other covenant or other agreement of Issuer IV under the indenture or any representation of warranty of Issuer IV made in the indenture or in any certificate or other writing proves to be incorrect in any material respect when made, and in both clauses, the continuation of such default or breach for a period of 30 days after Issuer IV or the General Partner has actual knowledge that such default or breach has occurred or after written notice to Issuer IV and the General Partner by the trustee, or to Issuer IV, the General Partner and the trustee by the holders of at least 25% in aggregate outstanding principal amount of the Notes of the controlling class or hedge counterparty, f) one or more final judgments being rendered against Issuer IV that exceed, in the aggregate, $5,000,000, and which remain unstayed, undischarged and unsatisfied for 30 days after such judgment(s) becomes nonappealable, unless adequate funds have been reserved or set aside for the payment thereof, and g) failure, on any measurement date, to cause the Class A/B overcollateralization ratio to be equal to or greater than 100%. Each of these conditions is further described in the indenture.

5. Interest Rate Swap Agreements

The Company maintains a policy of valuing its derivative instruments at fair values, with the resulting unrealized gain or loss included in the consolidated statement of operations.

A swap is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified amount of an underlying asset or otherwise determined notional amount.
17

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Notes to Consolidated Financial Statements (continued)

5. Interest Rate Swap Agreements (continued)

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

The Company records a net receivable or payable for the net income or expense expected to be received or paid in the interest period. Net amounts received or paid on swap agreements are recorded as interest income or interest expense on the consolidated statements of operations. The amount recorded as interest income on basis swap agreements for the years ended December 31, 2006 and 2005 totaled $334,903 and $324,591, respectively.

The Company entered into interest rate swap agreements with Credit Suisse (“CS”) (formerly known as Credit Suisse First Boston) and SunTrust Equity Funding, LLC (“SunTrust”), for the purpose of hedging interest rate and cash flow risk between the fixed-rate investments and floating-rate investments.

At December 31, 2006 and 2005, the Company has one interest rate swap agreement outstanding with CS and one interest rate swap agreement outstanding with SunTrust. They pay as follows:

Notional Amount	Maturity Date	Floating Rate Received by the Company	Rate/Amount Paid by the Company	2006 Fair Value	2005 Fair Value
$75,000,000	11/24/08	6 month Libor + 3.15%	6.385%	$2,701,922	$3,214,102
$33,000,000	11/24/13	1 month Libor + 1.25%	6 month Libor + 1.29	(245,691)	(195,703)
				$2,456,231	$3,018,399

At December 31, 2005 and 2004, the Company has one rate cap agreement outstanding with CS which pays on a semi-annual basis, as follows:

Notional Amount	Maturity Date	Floating Rate Received by the Company	Rate/Amount Paid by the Company	2006 Fair Value	2005 Fair Value
$52,500,000	5/24/20	N/A	$85,000	$176,890	$54,775
18

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Notes to Consolidated Financial Statements (continued)

6. Related Party Transactions

The Partnership pays Funding an administration fee (payable semi-annually in advance) equal to 1.5% per annum of the aggregate capital accounts of the limited partners, which will be used to cover management fees and other ordinary and recurring administrative and related operating expenses. For the years ended December 31, 2006 and 2005, administration fees totaled $342,323 and $314,209, respectively.

In exchange for interests sold on behalf of the Partnership, Funding pays external broker-dealers an administration fee, equal to the percentage of equity raised by the broker-dealer multiplied by one-third of the total administration fee being charged by Funding to the Partnership. For the years ended December 31, 2006 and 2005, total administration fee expense totaled $35,798 and $32,858, respectively, and is reflected on the consolidated statements of operations.
19

Back to Part IV

UNAUDITED

Other Financial Information

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Consolidating Statement of Financial Condition

December 31, 2006

	Trapeza Funding III, LLC		Trapeza Partners III L.P. Consolidated	Total	Eliminations		Trapeza Funding III, LLC Consolidated
Assets
Investments in trust preferred securities, at fair value (amortized cost $399,514,182)	$	−	$400,160,302	$400,160,302	$	−	$400,160,302
Cash and cash equivalents		30,018	8,667,122	8,697,140		−	8,697,140
Deferred debt issuance costs (net of accumulated amortization of $2,520,541)		−	6,940,081	6,940,081		−	6,940,081
Unrealized appreciation on swap agreements		−	2,633,121	2,633,121		−	2,633,121
Interest receivable on trust preferred securities.		−	898,945	898,945		−	898,945
Net interest receivable from swap counterparty		−	164,573	164,573		−	164,573
Prepaid expenses		27,794	2,996	30,790		−	30,790
Other		−	156,103	156,103		−	156,103
Investment in Trapeza Partners III L.P.		1,689,899	−	1,689,899		(1,689,899)	−
Total Assets		$1,747,711	$419,623,243	$421,370,954		$(1,689,899)	$419,681,055

Liabilities and Partners’ Capital/Members’ Interests
Liabilities
Class A1A Notes	$	−	$144,996,417	$144,996,417	$	−	$144,996,417
Class A1B Notes		−	95,000,000	95,000,000		−	95,000,000
Class B Notes		−	33,000,000	33,000,000		−	33,000,000
Class C-1 Notes		−	44,500,000	44,500,000		−	44,500,000
Class C-2 Notes		−	44,500,000	44,500,000		−	44,500,000
Class D Notes		−	12,635,371	12,635,371		−	12,635,371
Class E Notes		−	5,714,284	5,714,284		−	5,714,284
Interest payable		−	2,428,836	2,428,836		−	2,428,836
Collateral management fees		−	122,222	122,222		−	122,222
Professional fees		13,938	75,878	89,816		−	89,816
Trustee fees		−	13,535	13,535		−	13,535
Accrued expenses		151,390	15,000	166,390		−	166,390
Total Liabilities		165,328	383,001,543	383,166,871		−	383,166,871

Minority interest		−	10,420,234	10,420,234		24,511,567	34,931,801

Partners’ Capital/Members’ Interests
Members’ Interests		1,582,383	−	1,582,383		−	1,582,383
General Partner		−	1,689,899	1,689,899		(1,689,899)	−
Limited Partners		−	24,511,567	24,511,567		(24,511,567)	−
Total Partners’ Capital/Members’ Interests		1,582,383	26,201,466	27,783,849		(26,201,466)	1,582,383
Total Liabilities and Partners’ Capital/Members’ Interests		$1,747,711	$419,623,243	$421,370,954		$(1,689,899)	$419,681,055

20

Back to Part IV

UNAUDITED

Trapeza Funding III, LLC

Consolidating Statement of Operations

Year ended December 31, 2006

	Trapeza Funding III, LLC		Trapeza Partners III L.P. Consolidated	Total	Eliminations		Trapeza Funding III, LLC Consolidated
Investment income
Interest	$	−	$32,722,335	$32,722,335	$	−	$32,722,335
Administration fee income		342,323	−	342,323		(342,323)	−
Incentive allocation		1,120,573	−	1,120,573		(1,120,573)	−
Other		31	−	31		(31)	−
Total investment income		1,462,927	32,722,335	34,185,262		(1,462,927)	32,722,335

Expenses
Interest		−	21,706,749	21,706,749		−	21,706,749
Collateral management fees		−	1,000,000	1,000,000		−	1,000,000
Amortization		−	789,824	789,824		−	789,824
Trustee fees		−	120,699	120,699		−	120,699
Professional fees		19,682	97,408	117,090		−	117,090
Administration fees		35,798	342,323	378,121		(342,323)	35,798
Other		28,025	162,427	190,452		−	190,452
Total expenses		83,505	24,219,430	24,302,935		(342,323)	23,960,612
Net investment income		1,379,422	8,502,905	9,882,327		(1,120,604)	8,761,723

Net unrealized depreciation on investment transactions:
Investments in trust preferred securities		−	(27,692)	(27,692)		−	(27,692)
Interest rate swap agreements		−	(440,053)	(440,053)		−	(440,053)
Net unrealized depreciation on investment transactions		−	(467,745)	(467,745)		−	(467,745)

Net income before minority interest		1,379,422	8,035,160	9,414,582		(1,120,604)	8,293,978
Minority interest		−	2,432,263	2,432,263		4,482,293	6,914,556
Net income		$1,379,422	$5,602,897	$6,982,319		$(5,602,897)	$1,379,422

21
Back to Part IV

Schedule (e)

Trapeza Capital Management Group, LLC

Audited Financial Statements

Years ended December 31, 2006 and 2005 with Report of Independent Auditors

Back to Part IV

Trapeza Capital Management, LLC

Audited Financial Statements

Years ended December 31, 2006 and 2005

Back to Part IV

Report of Independent Auditors

To the Members of
Trapeza Capital Management, LLC:

We have audited the accompanying statements of financial condition of Trapeza Capital Management, LLC (the “Company”), as of December 31, 2006 and 2005, and the related statements of operations, changes in members’ interests and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trapeza Capital Management, LLC at December 31, 2006 and 2005, and the results of its operations, changes in its members’ interests and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

February 2, 2007

Back to Part IV

Trapeza Capital Management, LLC

Statements of Financial Condition

	December 31
	2006		2005
Assets
Collateral management fees		$2,456,957	$1,630,506
Cash and cash equivalents		876,088	462,006
Prepaid expenses		179,006	134,462
Computer equipment and database configuration (net of accumulated depreciation of $94,559 and $57,327)		22,041	51,293
Investment in Trapeza Partners II L.P.		−	4,444,074
Website redesign (net of accumulated depreciation of $39,100 and $27,153)		−	11,947
Total Assets		$3,534,092	$6,734,288
Liabilities and Members’ Interests
Liabilities
Loan payable	$	−	$700,000
Interest payable		−	7,998
Trustee fees		245,000	445,000
Professional fees		44,000	44,000
Accounts payable		14,976	18,485
Accrued expenses		809,682	283,521
Total Liabilities		1,113,658	1,499,004

Members’ Interests		2,420,434	5,235,284
Total Members’ Interests		2,420,434	5,235,284
Total Liabilities and Members’ Interests		$3,534,092	$6,734,288

See accompanying notes to financial statements.
2

Back to Part IV

Trapeza Capital Management, LLC

Statements of Operations

	Years ended December 31,
	2006	2005
Investment income
Collateral management fees	$6,834,693	$4,841,971
Structuring and portfolio management fee	1,818,167	−
Equity in earnings of Trapeza Partners II L.P.	433,147	1,076,438
Reimbursement income	114,309	−
Interest	16,459	5,960
Assignment fee	−	758,715
Total investment income	9,216,775	6,683,084
Expenses
Wages, payroll taxes and benefits	1,010,012	400,171
Consulting and advisory fees	528,000	528,000
Professional fees	389,035	39,810
Licensing fees	218,370	129,413
Rent	66,889	42,525
Taxes	56,429	96,091
Amortization/depreciation	49,179	49,203
Telephone and internet	18,206	10,354
Supplies	18,063	14,247
Meals, entertainment and travel	17,384	−
Financial publications	15,196	14,028
Delivery services	11,214	10,229
Interest expense	10,802	55,139
Printing	1,583	1,461
Other	51,879	24,554
Total expenses	2,462,241	1,415,225
Net income	$6,754,534	$5,267,859

See accompanying notes to financial statements.
3
Back to Part IV

Trapeza Capital Management, LLC

Statements of Changes in Members’ Interests

Years ended December 31, 2006 and 2005

Balance at January 1, 2005	$3,374,182
Capital contributions, net of placement costs	72,000
Net income	5,267,859
Distributions to members	(3,478,757)
Balance at December 31, 2005	5,235,284
Net income	6,754,534
Distributions to members - cash	(4,993,568)
Distributions to members - non-cash	(4,575,816)
Balance at December 31, 2006	$2,420,434

See accompanying notes to financial statements.
4
Back to Part IV

Trapeza Capital Management, LLC

Statements of Cash Flows

	Years ended December 31,
	2006	2005
Cash flows from operating activities
Net income	$6,754,534		$5,267,859
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization/depreciation	49,179		49,203
Equity in earnings of Trapeza Partners II L.P.	(433,147)		(1,076,438)
Net change in operating assets and liabilities:
Collateral management fees	(826,451)		(247,432)
Prepaid expenses	(44,544)		(55,317)
Investment in Trapeza Partners II L.P.	301,405		540,867
Accounts receivable	−		30,000
Computer equipment and database configuration	(7,980)		557
Interest payable	(7,998)		(4,838)
License fee payable	−		(5,110)
Trustee fees	(200,000)		(98,001)
Accounts payable	(3,509)		3,485
Accrued expenses	526,161		24,936
Net cash and cash equivalents provided by operating activities	6,107,650		4,429,771
Cash flows from financing activities
Principal payments on loan	(700,000)		(1,200,000)
Proceeds from capital contributions, net of placement costs	−		72,000
Distributions to members - cash	(4,993,568)		(3,478,757)
Net cash and cash equivalents used in financing activities	(5,693,568)		(4,606,757)

Net increase (decrease) in cash and cash equivalents	414,082		(176,986)
Cash and cash equivalents, beginning of year	462,006		638,992
Cash and cash equivalents, end of year	$876,088		$462,006
Supplemental disclosure of cash flow information
Interest paid	$18,800		$61,079

Distributions to members - non-cash	$4,575,816	$	−

See accompanying notes to financial statements.
5
Back to Part IV

Trapeza Capital Management, LLC

Notes to Audited Financial Statements

December 31, 2006

1. Organization and Purpose

Trapeza Capital Management, LLC (the “Company”), was organized on August 26, 2002 as a Delaware limited liability company. The Company commenced operations on November 19, 2002. The Company was organized for the purpose of supervising and directing the investment and reinvestment of collateral for nine collateralized debt obligations, Trapeza CDO I, LLC (“Issuer I”), Trapeza CDO II, LLC (“Issuer II”), Trapeza CDO III, LLC (“Issuer III”), Trapeza CDO IV, LLC (“Issuer IV”), Trapeza CDO V, Ltd. (“Issuer V”), Trapeza CDO Edge, Ltd. (“Issuer Edge”), Trapeza CDO IX, Ltd. (“Issuer IX”), Trapeza CDO X, Ltd. (“Issuer X”) and Trapeza CDO XI, Ltd. (“Issuer XI”), (collectively the “Issuers”).

The Company shall provide services to the Issuers as follows, 1) supervise and direct the administration of the collateral, 2) determine, upon request of the trustee, when payments received in respect to the collateral shall be applied as principal proceeds, 3) monitor the collateral on behalf of the Issuers and, on an ongoing basis, provide to the Issuers and the trustee all schedules and other information and data relating to the collateral which the Issuers or the trustee, on behalf of the noteholders, is required to prepare and deliver, 4) take or direct the trustee to sell or dispose of any collateral subject to the requirements of such in the indentures and 5) cause the trustee to exercise or acquire any rights or remedies with respect to such collateral (including waiving any default or voting to accelerate the maturity of any defaulted security).

The Company is owned equally by Financial Stocks, Inc. (“FSI”) and Resource Fund Financial Management, Inc., a wholly-owned subsidiary of Resource America, Inc. (“REXI”). Resource Financial Fund Management, Inc. and FSI are Registered Investment Advisers under the Investment Advisers Act of 1940. REXI, a publicly traded company, is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for their own account and for outside investors in the financial fund management, real estate and equipment leasing sectors.

The business and affairs of the Company shall be managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of the Company, to make all decisions regarding those matters and to perform any activities customary or incident to the management of the Company’s business. The Company shall continue in perpetuity, unless sooner terminated upon unanimous determination of the members to terminate the Company.
6

Back to Part IV

Trapeza Capital Management, LLC

Notes to Audited Financial Statements (continued)

1. Organization and Purpose (continued)

The Company owned a partnership interest of approximately 9% in Trapeza Partners II L.P. (the “Partnership”). The Partnership was organized for the purpose of investing in membership interests and other securities to be issued by Issuer II and Issuer III, affiliated collateralized debt obligations, which were formed by Trapeza Funding II, LLC, (the “General Partner”), a Delaware limited liability company. In June 2006, the Company assigned this partnership interest equally to its owners in a non-cash distribution.

2. Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

Basis of Accounting

The Company’s accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

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
7

Back to Part IV

Trapeza Capital Management, LLC

Notes to Audited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Taxation

The Company is treated as a partnership for Federal income tax purposes and, therefore, no provision for federal income tax is recorded.

3. Note Purchase and Security Agreement

Pursuant to an agreement dated March 11, 2003, the Company entered into a Note Purchase and Security Agreement with Credit Suisse Securities (USA) LLC (“CS”) (formerly known as Credit Suisse First Boston, LLC), the initial purchaser of the notes, and Credit Suisse, Cayman Island Branch, (formerly known as Credit Suisse First Boston, Cayman Islands Branch), purchaser of the notes. Under the terms of the agreement, the Company authorized the issue and sale of $3,700,000 aggregate principal amount of its floating rate senior notes due October 15, 2006. At December 31, 2006, the notes had been repaid in full. At December 31, 2005 the outstanding note balance was $700,000.

Interest on the principal amount of the notes was required to be paid to the holder of the notes on each payment date. Computed interest equaled the sum of the product of libor plus 1%, the sum of the aggregate outstanding principal balance of the notes, any past due interest and any additional amounts due and payable, on such payment date. For the years ended December 31, 2006 and 2005, interest expense attributable to the repayment of the notes was $10,802 and $55,139, respectively, as reflected in the statements of operations.

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
8

Back to Part IV

Trapeza Capital Management, LLC

Notes to Audited Financial Statements (continued)

5. Contributions, Withdrawals and Distributions

As of December 31, 2006, the Company has 100 membership units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds.

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. For the years ended December 31, 2006 and 2005, the Company made cash distributions of $4,993,568 and $3,478,757, respectively, to the members. The Company also made a non-cash distribution in the amount of $4,575,816 in 2006 (see note 1).

6. Related Party Transactions

Issuer	Payment Frequency	Base Collateral Mgmt Fee	Subordinate Collateral Mgmt Fee	Total Collateral Management Fees 2006	Total Collateral Management Fees 2005
I	Semiannual	0.10%(1)	0.15%	$809,947	$813,323
II	Semiannual	0.25%(1)	-	989,165	990,103
III	Semiannual	0.10%(1)	0.15%	750,000	749,999
IV	Semiannual	0.10%(1)	0.15%	1,000,000	1,000,000
V	Semiannual	0.10%(1)	0.20%(3)	1,050,000	1,050,046
Edge	Quarterly	0.10%(2)	0.15%	612,852	238,500
IX	Quarterly	0.10%(2)	0.15%	728,914	-
X	Quarterly	0.10%(2)	0.15%(4)	677,148	-
XI	Quarterly	0.10%(2)	0.15%(5)	216,667	-
			Total Fees	$6,834,693	$4,841,971

(1)	Fee (per annum) based on the semi-annual asset amount of the net outstanding portfolio collateral as defined in the indenture.

(2)	Fee (per annum) based on the quarterly asset amount of the net outstanding portfolio collateral as defined in the indenture.

(3)
The Collateral Manager is also entitled to additional incentive fees of 0.05%, 0.10%, and 0.15% per annum in arrears dependent upon the target returns reached on the preference shares defined in the indenture.

(4)	The Collateral Manager is also entitled an additional incentive fee of 0.15% per annum in arrears dependent upon the target returns reached on the preference shares defined in the indenture.

(5)
The Collateral Manager is also entitled to an additional subordinate collateral management fee of 0.05% per annum in arrears. The cumulative amount will be payable on any redemption date of notes and on each distribution date on or after the auction date.

9

Back to Part IV

Trapeza Capital Management, LLC

Notes to Audited Financial Statements (continued)

7. Assignment Fee

In April 2005, the Company received an assignment fee in the amount of $758,715 in connection with the facilitation of the purchase and sale of trust preferred collateral from one financial institution to another during the warehouse period of Issuer Edge. This fee was initially deferred as the Company continued to manage the securities. In August 2005, the securities were sold into Issuer Edge and the income was recognized at that time.

8. Portfolio Management Fee

In November 2006, the Company received a structuring fee in the amount of $1,000,000 in connection with the formation of Issuer XI. In addition, the Company received a portfolio management fee in the amount of $818,176 in connection with the management of trust preferred collateral during the warehouse period and subsequent sale of such collateral to Issuer XI. All collateral that existed on the warehouse line at a discount was negotiated with Issuer XI to be purchased at par.
10
Back to Part IV

Schedule (f)

UNAUDITED

Trapeza Management Group, LLC

Financial Statements (Unaudited)

Years ended December 31, 2006 and 2005

Back to Part IV

UNAUDITED

Trapeza Management Group, LLC

Financial Statements

Years ended December 31, 2006 and 2005

Back to Part IV

UNAUDITED

Trapeza Management Group, LLC

Statements of Financial Condition

	December 31
	2006	2005
Assets
Collateral management fees	$1,242,638	$903,624
Cash and cash equivalents	70,414	87,558
Prepaid expenses	34,803	46,458
Database configuration (net of accumulated amortization of $18,923 and $11,598)	3,052	10,377
Total Assets	$1,350,907	$1,048,017
Liabilities and Members’ Interests
Liabilities
Professional fees	$8,400	$12,500
Accrued expenses	23,928	31,630
Total Liabilities	32,328	44,130

Members’ Interests	1,318,579	1,003,887
Total Members’ Interests	1,318,579	1,003,887
Total Liabilities and Members’ Interests	$1,350,907	$1,048,017

See accompanying notes to financial statements.
2

Back to Part IV

UNAUDITED

Trapeza Management Group, LLC

Statements of Operations

	Years ended December 31,
	2006	2005
Investment income
Collateral management fees	$2,722,269	$2,737,777
Reimbursement income	8,332	−
Total investment income	2,730,601	2,737,777
Expenses
Wages, payroll taxes and benefits	103,840	131,644
Licensing fees	53,372	87,348
Insurance	43,825	45,204
Professional fees	23,937	19,036
Rent	11,662	15,678
Taxes	8,827	73,960
Amortization/depreciation	7,325	7,325
Supplies	3,907	5,500
Financial publications	3,847	5,172
Telephone	2,840	3,818
Delivery services	2,805	3,523
Printing	220	135
Other	549	3,431
Total expenses	266,956	401,774
Net income	$2,463,645	$2,336,003

See accompanying notes to financial statements.
3

Back to Part IV

UNAUDITED

Trapeza Management Group, LLC

Statements of Changes in Members’ Interests

Years ended December 31, 2006 and 2005

Balance at January 1, 2005	$574,862
Net income	2,336,003
Distributions to members	(1,906,978)
Balance at December 31, 2005	1,003,887
Net income	2,463,645
Distributions to members	(2,148,953)
Balance at December 31, 2006	$1,318,579

See accompanying notes to financial statements.
4

Back to Part IV

UNAUDITED

Trapeza Management Group, LLC

Statements of Cash Flows

	Years ended December 31,
	2006	2005
Cash flows from operating activities
Net income	$2,463,645	$2,336,003
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization/depreciation	7,325	7,325
Net change in operating assets and liabilities:
Collateral management fees	(339,014)	(335,118)
Prepaid expenses	11,655	(15,120)
Accounts payable	(4,100)	(2,500)
Accrued expenses	(7,702)	7,091
License fee payable	−	(2,023)
Taxes payable	−	(32,293)
Net cash and cash equivalents provided by operating activities	2,131,809	1,963,365
Cash flows from financing activities
Distributions to members	(2,148,953)	(1,906,978)
Net cash and cash equivalents used in financing activities	(2,148,953)	(1,906,978)

Net (decrease) increase in cash and cash equivalents	(17,144)	56,387
Cash and cash equivalents, beginning of year	87,558	31,171
Cash and cash equivalents, end of year	$70,414	$87,558

See accompanying notes to financial statements.
5

Back to Part IV

UNAUDITED

Trapeza Management Group, LLC

Notes to Financial Statements

December 31, 2006

1. Organization and Purpose

Trapeza Management Group, LLC (the “Company”), was organized on April 1, 2004 as a Delaware limited liability company. The Company commenced operations on April 1, 2004. The Company was organized for the purpose of supervising and directing the investment and reinvestment of collateral for two collateralized debt obligations, Trapeza CDO VI, LLC (“Issuer VI”) and Trapeza CDO VII, LLC (“Issuer VII”).

The Company shall provide services to the Issuers as follows, 1) supervise and direct the administration of the collateral, 2) determine, upon request of the trustee, when payments received in respect to the collateral shall be applied as principal proceeds, 3) monitor the collateral on behalf of the Issuers and, on an ongoing basis, provide to the Issuers and the trustee all schedules and other information and data relating to the collateral which the Issuers or the trustee, on behalf of the noteholders, is required to prepare and deliver, 4) take or direct the trustee to sell or dispose of any collateral subject to the requirements of such in the indentures and 5) cause the trustee to exercise or acquire any rights or remedies with respect to such collateral (including waiving any default or voting to accelerate the maturity of any defaulted security).

The Company is owned equally by Financial Stocks, Inc. (“FSI”), SunTrust Equity Funding, LLC (“SunTrust”), and Resource Fund Financial Management, Inc., a wholly-owned subsidiary of Resource America, Inc. (“REXI”). Resource Financial Fund Management, Inc. and FSI are Registered Investment Advisers under the Investment Advisers Act of 1940. SunTrust is a financial holding company that provides deposit, credit and trust and investment services. REXI, a publicly traded company, is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for their own account and for outside investors in the financial fund management, real estate and equipment leasing sectors.

The business and affairs of the Company shall be managed by a Board of Managers. The Board of Managers has full, complete and exclusive authority, power and discretion to manage and control the business affairs and properties of the Company, to make all decisions regarding those matters and to perform any activities customary or incident to the management of the Company’s business. The Company shall continue in perpetuity, unless sooner terminated upon unanimous determination of the members to terminate the Company.

6

Back to Part IV

UNAUDITED

Trapeza Management Group, LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

Basis of Accounting

The Company’s accounting policies are in conformity with accounting principles generally accepted in the United States. The Company maintains its financial records in United States dollars. For financial reporting purposes, the Company follows the accrual basis of accounting.

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
7

Back to Part IV

UNAUDITED

Trapeza Management Group, LLC

Notes to Financial Statements (continued)

3. Contributions, Withdrawals and Distributions

As of December 31, 2006, the Company has 300 membership units issued and outstanding. No member shall be required to make any additional contributions beyond their initial contribution. If the Board of Managers unanimously determines that the Company requires additional funds, any member may, but is not obligated to, advance such funds.

No member shall have the right to withdraw any of its capital contribution, except upon dissolution and liquidation of the Company. For the years ended December 31, 2006 and December 31, 2005, the Company made distributions of $2,148,953 and $1,906,978, respectively, to the members.

4. Related Party Transactions

Pursuant to the collateral management agreements with Issuer VI and VII, the Collateral Manager is entitled to a semiannual fee, payable in arrears on the distribution dates, equal to 0.10% per annum of the semi-annual asset amount (“Base Collateral Management Fee”), of the net outstanding portfolio collateral, as defined in the indenture. After certain expenses have been paid, the Collateral Manager is entitled to an additional semiannual fee equal to 0.25% per annum, calculated in the same manner as the Base Collateral Management Fee. The Collateral Manager is entitled to additional incentive fees of 0.05%, 0.10%, and 0.25% per annum in arrears dependent upon the target returns reached on the preference shares as defined in the indenture. For the years ended December 31, 2006 and December 31, 2005, total collateral management fees were $2,722,269 and $2,737,777, respectively.
8

Back to Part IV

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
Fifth Modification, dated September 29, 2005, of Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource America, Inc., Resource Properties XXXIV, Inc., Resource Properties XL, Inc., Resource Properties XXX, Inc. Resource Properties XXXI, Inc. and Sovereign Bank. (4)

10.6(c)
Seventh Modification, dated July 2006, of Revolving Credit Loan and Security Agreement dated July 27, 1999 by and between Resource America, Inc., Resource Properties XXX, Inc., Resource Properties XLI, Inc., Resource Capital Investor, Inc. and Sovereign Bank. (10)

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
10.10 (a)
Assignment, Assumption and Amendment Agreement, dated September 29, 2006, among LEAF Funding, Inc., Merrill Lynch Equipment Finance LLC, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association. (10)

10.11	2005 Omnibus Equity Compensation Plan. (3)
10.12	Grant of Incentive Stock Option Pursuant to the Resource America, Inc. 2005 Omnibus Equity Compensation Plan. (6)
10.13	Grant of Non-Qualified Stock Option Pursuant to the Resource America, Inc. 2005 Omnibus Equity Compensation Plan. (6)
10.14	2005 Omnibus Equity Compensation Plan - Form of Stock Award Agreement (5)
10.15	Loan and Security Agreement, dated July 2006, among Resource America, Inc. and Commerce Bank, N.A. (10)
21.1	Subsidiaries of Resource America, Inc. (10)
23.1	Consent of Grant Thornton LLP. (10)
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Annual Report on Form 10K for the fiscal year ended September 30, 2005 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Report on Form 8-K filed on February 15, 2006 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Annual Report on Form 10K/A for the fiscal year ended September 30, 2005 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Report on Form 8-K filed on August 4, 2006 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Report on Form 8-K filed on August 17, 2006 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Annual Report on Form 10K for the fiscal year ended September 30, 2000 and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our Annual Report on Form 10K for the fiscal year ended September 30, 2006 and by this reference incorporated herein.

Back to Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
Date: March 29, 2007	By:	/s/ Jonathan Z. Cohen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	March 29, 2007
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President	March 29, 2007
JONATHAN Z. COHEN	and Chief Executive Officer

/s/ Carlos C. Campbell	Director	March 29, 2007
CARLOS C. CAMPBELL

/s/ Andrew M. Lubin	Director	March 29, 2007
ANDREW M. LUBIN

/s/ Michael J. Bradley	Director	March 29, 2007
MICHAEL J. BRADLEY

/s/ Hersh Kozlov	Director	March 29, 2007
HERSH KOZLOV

/s/ Kenneth A. Kind	Director	March 29, 2007
KENNETH A. KIND

/s/ John S. White	Director	March 29, 2007
JOHN S. WHITE

/s/ Steven J. Kessler	Executive Vice President	March 29, 2007
STEVEN J. KESSLER	and Chief Financial Officer

Back to Part IV