Form 10-Q
period 2007-03-31
RESOURCE AMERICA INC
filed 2007-05-04
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of outstanding shares of the registrant’s common stock on May 1, 2007 was 17,609,191.

(Back to Index)
RESOURCE AMERICA, INC. AND SUBSIDIARIES

(Back to Index)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2007	September 30, 2006
	(unaudited)
ASSETS
Cash	$18,199	$37,622
Restricted cash	17,072	8,103
Receivables	33,839	2,312
Receivables from managed entities	14,132	8,795
Investments in commercial finance	200,908	108,850
Loans held for investment	495,275	69,314
Investments in real estate	49,505	50,104
Investment securities available-for-sale	66,721	64,857
Investments in unconsolidated entities	32,383	26,626
Property and equipment, net	9,918	9,525
Deferred income taxes	8,470	6,408
Other assets	32,130	24,237
Total assets	$978,552	$416,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$65,955	$29,526
Payables to managed entities	875	1,579
Borrowings	692,441	172,238
Deferred income tax liabilities	8,207	10,746
Minority interests	8,782	9,602
Total liabilities	776,260	223,691

Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 26,702,748 and 26,401,708 shares issued, respectively	267	264
Additional paid-in capital	263,848	259,882
Retained earnings	33,009	25,464
Treasury stock, at cost; 9,095,244 and 9,110,290 shares, respectively	(96,799)	(96,960)
ESOP loan receivable	(453)	(465)
Accumulated other comprehensive income	2,420	4,877
Total stockholders’ equity	202,292	193,062
	$978,552	$416,753

See accompanying notes to consolidated financial statements

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
REVENUES
Financial fund management	$16,030	$5,814	$28,417	$13,293
Real estate	7,008	9,206	11,572	13,860
Commercial finance	8,564	5,517	15,653	10,598
	31,602	20,537	55,642	37,751
COSTS AND EXPENSES
Financial fund management	5,401	2,765	9,953	5,064
Real estate	3,195	2,714	6,208	4,979
Commercial finance	4,560	3,553	8,191	6,471
General and administrative	2,754	2,236	5,588	5,461
Depreciation and amortization	719	836	1,428	1,674
	16,629	12,104	31,368	23,649
OPERATING INCOME	14,973	8,433	24,274	14,102

OTHER INCOME (EXPENSE)
Interest expense	(7,694)	(1,369)	(12,285)	(3,665)
Minority interests	(715)	(369)	(1,275)	(771)
Other income, net	1,811	1,962	4,339	2,835
	(6,598)	224	(9,221)	(1,601)
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	8,375	8,657	15,053	12,501
Provision for income taxes	2,955	3,723	5,165	2,186
Income from continuing operations before cumulative effect of a change in accounting principle	5,420	4,934	9,888	10,315
(Loss) income from discontinued operations, net of tax	(37)	152	(56)	1,090
Cumulative effect of a change in accounting principle, net of tax	−	−	−	1,357
NET INCOME	$5,383	$5,086	$9,832	$12,762

Basic earnings per common share:
Continuing operations	$0.31	$0.28	$0.57	$0.57
Discontinued operations	−	0.01	−	0.06
Cumulative effect of accounting change	−	−	−	0.08
Net income	$0.31	$0.29	$0.57	$0.71
Weighted average shares outstanding	17,242	17,606	17,267	17,822

Diluted earnings per common share:
Continuing operations	$0.29	$0.26	$0.52	$0.53
Discontinued operations	−	0.01	−	0.06
Cumulative effect of accounting change	−	−	−	0.07
Net income	$0.29	$0.27	$0.52	$0.66
Weighted average shares outstanding	19,027	19,069	19,074	19,232

Dividends declared per common share	$0.07	$0.06	$0.13	$0.12

See accompanying notes to consolidated financial statements

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
SIX MONTHS ENDED MARCH 31, 2007
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	ESOP Loan Receivable	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
Balance, October 1, 2006	$264	$259,882	$25,464	$(96,960)	$(465)	$4,877	$193,062
Net income	-	-	9,832	-	-	-	9,832	$9,832
Treasury shares issued	-	301	-	161	-	-	462
Stock-based compensation	-	450	-	-	-	-	450
Restricted stock awards	-	404	-	-	-	-	404
Issuance of common shares	3	924	-	-	-	-	927
Tax benefit from employee stock options	−	1,887	−	−	−	−	1,887
Other comprehensive loss	-	-	-	−	-	(2,457)	(2,457)	(2,457)
Cash dividends	-	-	(2,287)	-	-	-	(2,287)
Repayment of ESOP loan	-	-	-	-	12	-	12
Balance, March 31, 2007	$267	$263,848	$33,009	$(96,799)	$(453)	$2,420	$202,292	$7,375

See accompanying notes to consolidated financial statements

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,832	$12,762
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of a change in accounting principle, net of tax	−	(1,357)
Depreciation and amortization	1,721	1,674
Equity in earnings of unconsolidated entities	(7,926)	(4,287)
Minority interests	1,275	771
Distributions from unconsolidated entities	7,852	6,038
Loss (income) from discontinued operations	56	(1,090)
Gain on sale of assets	(5,307)	(6,016)
Deferred income tax (benefit) provision	(4,023)	1,154
Non-cash compensation on long-term incentive plans	1,316	724
Non-cash compensation issued	1,174	531
Non-cash compensation received	(1,396)	(1,222)
Increase in commercial finance investments	(92,246)	(12,415)
Changes in operating assets and liabilities	(5,222)	(5,354)
Net cash used in operating activities of continuing operations	(92,894)	(8,087)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,494)	(1,550)
Payments received on real estate loans and real estate	8,401	20,434
Investments in real estate	(10,163)	(25,302)
Purchase of investments	(9,881)	(28,575)
Proceeds from sale of investments	4,694	5,415
(Increase) decrease in restricted cash	(8,969)	5,000
(Increase) decrease in other assets	(1,775)	191
Net cash used in investing activities of continuing operations	(19,187)	(24,387)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	356,944	260,204
Principal payments on borrowings	(262,651)	(237,928)
Dividends paid	(2,287)	(2,145)
Distributions paid to minority interest holders	(968)	(783)
Proceeds from issuance of stock	927	79
Purchase of treasury stock	−	(8,350)
Tax benefit from the exercise of stock options	1,887	−
Net cash provided by financing activities of continuing operations	93,852	11,077
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(49)	8,828
Investing activities	−	27,124
Financing activities	(1,145)	−
Net cash (used in) provided by discontinued operations	(1,194)	35,952
Net cash retained by entities previously consolidated	−	(3,825)
(Decrease) increase in cash	(19,423)	10,730
Cash at beginning of period	37,622	30,353
Cash at end of period	$18,199	$41,083

See accompanying notes to consolidated financial statements

6

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for certain financial fund management entities and LEAF Financial Corp. (“LEAF”) in which the senior executives of LEAF hold a 13.7% interest. Senior executives of LEAF also hold an 8% interest in a subsidiary of LEAF.

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

The consolidated financial statements and the information and tables contained in the accompanying notes as of March 31, 2007 and for the three and six months ended March 31, 2007 and 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (“fiscal 2006”). The results of operations for the three and six months ended March 31, 2007 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2007 (“fiscal 2007”).

Certain reclassifications have been made to the fiscal 2006 consolidated financial statements to conform to the fiscal 2007 presentation.

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended March 31,
	2007		2006
Cash paid during the period for:
Interest		$5,036	$6,398
Income taxes paid		$743	$2,808
Non-cash activities include the following:
Conversion of notes (see Note 4):
Increase in minority interest	$	−	$240
Net reduction of equity	$	−	$205
Transfer of loans held for investment (see Note 10):
Reduction of loans held for investment		$149,266	$121,722
Termination of associated secured warehouse credit facilities		$149,266	$121,697
Activity on secured warehouse facilities:
Purchase of loans held for investment		$575,218	$23,970
Borrowings on associated secured warehouse credit facilities		$575,177	$23,945
Receipt of a note upon resolution of a real estate investment and a FIN 46-R asset	$	−	$2,200

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of its fiscal year 2009. The Company is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

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

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the first fiscal year beginning after December 15, 2006 with early adoption permitted if no interim financial statements have been issued. The Company will not elect early adoption of FIN 48; accordingly, the provisions of FIN 48 will be implemented in the Company’s fiscal quarter ending December 31, 2007. The Company is currently determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Company places its temporary cash investments in high-quality, short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At March 31, 2007, the Company had $22.7 million in deposits at various banks, of which $20.1 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

NOTE 3 − COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the Company include changes in the fair value, net of taxes, of its investment securities available-for-sale and derivative instruments that qualify as cash flow hedges.

Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. The resulting translation adjustment is also included in comprehensive income.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 3 − COMPREHENSIVE INCOME − (Continued)

The following table reflects the changes in comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income	$5,383	$5,086	$9,832	$12,762
Other comprehensive income:
Unrealized (losses) gains on investment securities available-for-sale, net of tax (1) of $(2,712), $733, $(434) and $1,070	(3,486)	(1,289)	(1,173)	1,180
Less: reclassification for gains realized in net income, net of tax of $341, $0, $907 and $0	(471)	−	(1,252)	−
	(3,957)	(1,289)	(2,425)	1,180
Unrealized losses on hedging contracts, net of tax of $(194), $0, $(185) and $0	(268)	−	(255)	−
Foreign currency translation gain	36	−	223	−
Comprehensive income	$1,194	$3,797	$7,375	$13,942

(1)	Reflects the cumulative adjustment for changes in the Company’s effective tax rate through the respective periods presented.

The Company had no cash flow hedge activity in fiscal 2006. During fiscal 2007, the changes in accumulated other comprehensive income associated with cash flow hedge activities were as follows (in thousands):

	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
Balance at beginning of period	$13	$	−
Current period changes in fair value, net of tax of $(194) and $(185)	(268)		(255)
Balance at March 31, 2007	$(255)		$(255)

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

Diluted income from continuing operations and diluted net income for the six months ended March 31, 2006 includes $35,000 of minority interest, net of tax, related to the assumed conversion of notes. These notes were converted on February 1, 2006 and, accordingly, minority interest for subsequent periods has been reflected in reported operating results.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 4 − EARNINGS PER SHARE − (Continued)

The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Shares (1)
Basic shares outstanding	17,242	17,606	17,267	17,822
Dilutive effect of stock options and other equity awards	1,785	1,463	1,807	1,410
Dilutive shares outstanding	19,027	19,069	19,074	19,232

(1)
As of March 31, 2007, options to purchase 27,500 shares were outstanding but were excluded from the computation of Diluted EPS as their effect would have been antidilutive. The exercise prices on those options were at $25.99, $26.06 and $27.84 per share. All outstanding options were dilutive as of March 31, 2006.

NOTE 5 − INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	March 31,	September 30,
	2007	2006
Notes receivable, net	$161,378	$74,864
Direct financing leases, net	39,327	32,275
Assets subject to operating leases, net of accumulated depreciation of $7 and $46	203	1,711
Investments in commercial finance	$200,908	$108,850

The components of direct financing leases are as follows (in thousands):

	March 31,	September 30,
	2007	2006
Total future minimum lease payments receivable	$45,189	$37,398
Initial direct costs, net of amortization	1,130	598
Unguaranteed residual	310	362
Unearned income	(7,302)	(6,083)
Investments in direct financing leases	$39,327	$32,275

Although the terms of the leases and notes extend over many years, the Company routinely sells without recourse the leases and notes it acquires or originates to investment entities it manages shortly after their acquisition or origination in accordance with agreements with each party. As a result of these routine sales of leases and notes as well as the Company’s credit evaluations, management concluded that no allowance for loan and lease losses was deemed necessary at March 31, 2007.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 6 − LOANS HELD FOR INVESTMENT

The Company typically funds the initial acquisition of portfolio assets for issuers of collateralized debt obligations (“CDOs”) it sponsors through a secured warehouse credit facility prior to closing the offering of the CDO. In those transactions in which the Company is deemed to be the primary beneficiary (as defined by FIN 46-R), the assets and liabilities of the CDO issuer are consolidated. Upon the execution of the CDO, the warehouse facility is refinanced through the issuance of CDOs and the CDO issuer is no longer consolidated with the Company.

The following is a summary of the Company’s bank loans held for investment (in thousands):

	March 31,	September 30,
	2007	2006
Principal	$493,870	$69,312
Unamortized premium	1,563	18
Unamortized discount	(158)	(16)
Loans held for investment	$495,275	$69,314

At March 31, 2007, the Company’s secured bank loan portfolio consisted of $495.3 million of floating rate loans at various London Inter-Bank Offered Rates (“LIBOR”), including European LIBOR rates, plus 1.50% to 8.50%, with maturity dates ranging from March 2010 to June 2017. There were no fixed rate loans as of March 31, 2007.

At March 31, 2007, all of the Company’s loans were current with respect to the scheduled payments of principal and interest. In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred. Accordingly, as of March 31, 2007, management of the Company determined that no allowance for possible loan losses was needed.

At September 30, 2006, the Company’s secured bank loan portfolio consisted of $69.3 million of floating rate loans, with interest at various LIBOR rates, including European LIBOR rates, plus 1.75% to 4.25%, and maturity dates ranging from October 2012 to March 2016. There were no fixed rate loans as of September 30, 2006.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 7 - INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	March 31,		September 30,
	2007	2006	2006
Real estate loans:
Balance, beginning of period	$28,739	$25,923	$25,923
New loans	−	2,200	5,109
Additions to existing loans	−	65	2,310
Collection of principal	(341)	(250)	(5,068)
Other	93	164	465
Balance, end of period	28,491	28,102	28,739
Real estate:
Ventures	9,365	9,751	9,519
Owned, net of accumulated depreciation of $1,930, $1,541 and $1,736	12,419	12,447	12,616
Total real estate	21,784	22,198	22,135
	50,275	50,300	50,874
Allowance for loan losses	(770)	(770)	(770)
Investments in real estate	$49,505	$49,530	$50,104

NOTE 8 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company’s investment securities available-for-sale are carried at fair value based on market quotes. Unrealized gains or losses, net of tax, are included in accumulated other comprehensive income in stockholders’ equity.

The Company has invested in two affiliated publicly-traded companies, Resource Capital Corp. (“RCC”) (NYSE: RSO), and The Bancorp, Inc. (“TBBK”) (Nasdaq: TBBK), in addition to its investments in CDO issuers it has sponsored and manages as follows (in thousands):

	March 31,	September 30,
	2007	2006
Investment in RCC, including unrealized gains of $2,344 and $879	$31,071	$29,588
Investment in TBBK, including unrealized gains of $3,661 and $5,696	5,935	9,132
Investments in CDO securities, including net unrealized losses of $5,840 and $1,471	29,715	26,137
Investment securities available-for-sale	$66,721	$64,857

RCC is a specialty finance real estate investment trust (“REIT”) that the Company sponsored in fiscal 2005. The Company, through its indirect wholly-owned subsidiary, Resource Capital Manager, Inc. (“RCM”), provides investment management and administrative services to RCC under a management agreement with RCM.

The Company held approximately 1.9 million shares of RCC at March 31, 2007 and September 30, 2006. In addition, the Company held options to acquire 2,166 shares (at an average price per share of $15.00) and warrants to acquire an additional 100,088 shares (at $15.00 per share) of RCC common stock at March 31, 2007 and September 30, 2006.

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 8 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

The Company held 228,290 and 358,290 shares of TBBK as of March 31, 2007 and September 30, 2006, respectively. During the three months ended March 31, 2007 and December 31, 2006, the Company sold 50,000 and 80,000 of its shares of TBBK stock for $1.3 million and $2.0 million, respectively, and realized gains of $805,000 and $1.3 million, respectively (see Note 15). Included in other assets are an additional 123,719 shares of TBBK which are being held in a supplemental employment retirement plan for the Company’s former Chief Executive Officer.

Investments in CDO securities represent the Company’s direct and indirectly owned investments in CDOs that the Company has sponsored and manages. These investments include investments in 14 and 10 CDOs at March 31, 2007 and September 30, 2006, respectively, which are held through the Company’s financial fund management entities.

NOTE 9 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, including partnerships and tenant-in-common (“TIC”) programs, which it manages under long-term management agreements or similar arrangements. The following table details the Company’s investments in these vehicles, including the range of partnership interests owned, which are accounted for using the equity method because the Company has the ability to exercise significant influence over their operating and financial decisions (in thousands, except percentages):

	March 31,	September 30,	Range of Combined
	2007	2006	Partnership Interests
Trapeza entities	$15,906	$15,007	13% to 50%
Financial fund management partnerships	6,385	5,772	10%
Real estate investment partnerships	4,741	3,927	5.0% to 10.0%
Commercial finance investment partnerships	1,231	1,353	1% to 5%
TIC property interests (1)	4,120	567	N/A
Investments in unconsolidated entities	$32,383	$26,626

(1)	As of March 31, 2007, the Company held interests in two TIC properties.

    Historically, the Company had presented its equity in the earnings and losses of the Trapeza entities on a one-quarter delay as permitted under GAAP. Improvements in the timeliness and availability of financial data from the Trapeza entities allowed the Company to report its share in those earnings on a current basis as of October 1, 2005. As a result of this change, the Company’s equity in the earnings of the Trapeza entities of $1.4 million, net of tax of $983,000, for the three months ended September 30, 2005 was reported as a cumulative change in accounting principle as of October 1, 2005.

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 9 − INVESTMENTS IN UNCONSOLIDATED ENTITIES − (Continued)

The Company has equity interests of 50% and 33.33% in the managers of the Trapeza CDO entities, Trapeza Capital Management, LLC and Trapeza Management Group, LLC, respectively. The Company does not consolidate these entities since it does not have control over them. Summarized operating data for these entities is presented below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Trapeza Capital Management, LLC
Management fees	$3,834	$1,747	$7,674	$3,295
Operating expenses	(847)	(295)	(1,671)	(669)
Other income (expense)	41	(52)	12	(100)
Net income	$3,028	$1,400	$6,015	$2,526

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Trapeza Management Group, LLC
Management fees	$680	$682	$1,360	$1,364
Operating expenses	(69)	(53)	(117)	(150)
Other expense	(12)	(13)	(17)	(34)
Net income	$599	$616	$1,226	$1,180

NOTE 10 - BORROWINGS

Borrowings outstanding consist of the following:

	As of March 31, 2007			Balance at
	Amount of Facility	Interest Rate	Balance	September 30, 2006
	(in millions)		(in thousands)	(in thousands)
Financial fund management - Secured warehouse credit facilities	$533.4	4.78%	$90,204	$ −
	350.0	5.95%	129,162	2,900
	400.1	4.58%	275,842	66,397
	1,283.5		495,208	69,297

Commercial finance - Secured revolving credit facilities	150.0	6.89%	71,500	86,400
	250.0	5.82%	102,107	−
	33.0	13.82%	−	−
	433.0		173,607	86,400

Corporate - Secured revolving credit facilities	14.0	7.96%	6,000	−
	25.0	n/a	−	−
	39.0		6,000	−

Other debt		7.85%	17,626	16,541
Total borrowings			$692,441	$172,238

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 10 - BORROWINGS − (Continued)

Financial fund management - Secured warehouse credit facilities.

The Company has entered into various warehouse credit facilities to fund its purchases of bank loans in the U.S and Europe. These facilities are consolidated in accordance with FIN 46-R. Facilities outstanding during the six months ended March 31, 2007 included the following:

In January 2007, the Company entered into a EUR 400.0 million (approximately $533.4 million at March 31, 2007) facility with affiliates of Morgan Stanley Bank (“Morgan Stanley”). The interest rate on this facility is at the European LIBOR plus 75 basis points. The facility will expire and interest will be payable upon the closing of the CDO, which is expected to be completed in the fourth quarter of fiscal 2007. The facility agreement provides for a guarantee by the Company as well as an escrow deposit (see Note 16).

In August 2006, another facility was opened with Credit Suisse for up to $350.0 million. The interest rate on this facility is at LIBOR plus 62.5 basis points. The facility will expire and interest will be payable upon the closing of the CDO, which is expected to be completed in the fourth quarter of fiscal 2007. The facility agreement provides for a guarantee by the Company as well as an escrow deposit (see Note 16).

In June 2006, the Company entered into a EUR 300.0 million (approximately $400.1 million at March 31, 2007) facility with affiliates of Credit Suisse International. The interest rate is at European LIBOR plus 65 basis points. The facility will expire and interest will be payable upon the closing of the CDO, which is expected to be completed by the third quarter of fiscal 2007. The facility agreement provides for a guarantee by the Company as well as an escrow deposit.

Commercial finance - Secured revolving credit facilities.

On July 31, 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009. Interest on borrowings are charged at one of two rates: (i) LIBOR plus 150 basis points or (ii) the prime rate. The underlying equipment being leased or financed collateralizes the borrowings under this facility.

In December 2006, LEAF assumed from RCC an unused $250.0 million line of credit with Morgan Stanley. As part of the agreement, LEAF reimbursed RCC $125,000 for the commitment fees it had paid and assumed the liability for an additional $725,000 of commitment fees and other costs. The facility is non-recourse to the Company and expires in October 2009. The underlying equipment being leased or financed collateralizes the borrowings under this facility. Interest is charged at one of two rates based on the utilization of the facility: (i) up to $100.0 million at one-month LIBOR plus 60 basis points and (ii) borrowings in excess of $100.0 million at one-month LIBOR plus 75 basis points. Interest and principal payments are due monthly.

The Company entered into interest rate swap agreements to mitigate fluctuations in the interest rate on the LEAF Morgan Stanley facility. The interest rate swaps terminate at various dates ranging from May 2012 to February 2017. As of March 31, 2007, these interest rate swap agreements fix the rate on the outstanding borrowings at 5.82% on a weighted average basis (see Note 11).

In March 2007, the Company entered into a $33.0 million credit facility with a financial institution to fund advances on business credit card receipts in connection with a new subsidiary formed by LEAF. Interest on borrowings are charged at a rate of LIBOR plus 8.5%. The facility terminates in September 2008 with the option to extend for additional one-year periods at the discretion of the lender. The assets of a newly-formed subsidiary of LEAF collateralize the borrowings under this facility (see “Other debt-subordinated note”).

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 10 - BORROWINGS − (Continued)

Terminated warehouse credit facility.

In December 2006, the Company entered into a $350.0 million facility with affiliates of Credit Suisse Securities (USA) LLC (“Credit Suisse”). Interest was charged during the warehouse period at LIBOR plus 62.5 basis points. In January 2007, the facility which had outstanding borrowings of $149.3 million, was transferred to and assumed by RCC. As a result, the Company’s escrow deposit was returned with interest.

Corporate - Secured revolving credit facility.

The Company has a $14.0 million revolving line of credit with Sovereign Bank expiring in July 2009, which is secured by certain real estate collateral and the market value of certain investment securities available-for-sale with a fair value of $11.3 million at March 31, 2007. Availability under this facility is limited based on the value of the collateral. Interest is changed at one of two rates elected at the Company’s option: (i) LIBOR plus 200 basis points, or (ii) the prime rate. As of March 31, 2007 and September 30, 2006, availability on this line was $6.1 million and $11.4 million, respectively.

Other debt.

Subordinated note. In March 2007, the Company borrowed $1.5 million from a financial institution in the form of a subordinated convertible note. Interest on the note, at a rate of 15%, will be added to the outstanding principal balance. The note matures in September 2008 and is convertible on or after September 15, 2007 into a 50% ownership interest in a newly-formed subsidiary of LEAF.

Annual principal payments on the Company’s aggregate borrowings over the next five years ending March 31 and thereafter are as follows (in thousands):

2008	$104,171	(1)
2009	27,538
2010	52,091
2011	714
2012	12,138
Thereafter	581
	$197,233

(1)	Excludes $495.2 million related to secured warehouse credit facilities that will be transferred upon the execution of the associated CDO transactions and will not have to be repaid by the Company.

Covenants

At March 31, 2007, the Company was in compliance with all of the financial covenants under its various debt agreements. These financial covenants are customary for the type and size of the related debt facilities and include minimum equity requirements as well as specified debt service coverage and leverage ratios.

NOTE 11 - DERIVATIVE INSTRUMENTS

The Company implemented a hedging strategy using derivative financial instruments including interest rate swaps designated as cash flow hedges for one of its commercial finance secured revolving credit facilities (see Note 10). The Company does not use derivative financial instruments for trading or speculative purposes. The Company manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 11 - DERIVATIVE INSTRUMENTS − (Continued)

Before entering into a derivative transaction for hedging purposes, the Company determines whether a high degree of initial effectiveness will exist between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Company measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by GAAP, will be recognized in the consolidated statements of operations.

There can be no assurance that the Company’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates, or that the costs of hedging will not exceed the benefits.

At March 31, 2007, the notional amount of the interest rate swaps was $110.7 million. For the three and six months ended March 31, 2007, included in comprehensive income were unrealized net losses of $268,000 (net of tax of $194,000) and $255,000 (net of tax of $185,000), respectively, on these interest rate swaps. The Company recognized no gain or loss during the three and six months ended March 31, 2007 for hedge ineffectiveness. Assuming market rates remain constant with the rates at March 31, 2007, none of the loss in accumulated other comprehensive income is projected to be recognized in earnings over the next 12 months.

NOTE 12 - STOCK-BASED COMPENSATION

Employee stock options

The Company adopted SFAS 123R, “Accounting for Stock-Based Compensation” as revised, as of October 1, 2005. Accordingly, employee stock options granted are being expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. The Company granted 27,500 options during the three and six months ended March 31, 2007. There were no options granted during the three and six months ended March 31, 2006. For the three and six months ended March 31, 2007, the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Periods Ended March 31, 2007
	Three Months	Six Months
Expected life (years)	6.25	6.25
Expected stock volatility	31.5%	27.8%
Risk-free interest rate	4.72%	4.72%
Dividends	1.2%	1.1%

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 12 - STOCK-BASED COMPENSATION − (Continued)

Employee stock options - (Continued)

Transactions for employee stock options for the six months ended March 31, 2007 are summarized as follows:

	Shares	Weighed Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding - October 1, 2006	3,641,096	$7.77
Granted	27,500	$26.47
Exercised	(279,316)	$3.31
Forfeited	(1,000)	$20.19
Outstanding - end of period	3,388,280	$8.29	5.26	$52,063,000
Exercisable - end of period	2,987,226	$7.09	4.85	$49,395,000
Available for grant	552,487 (1)

(1)	Adjusted for shares of restricted stock granted under the 2005 employee stock plan.

The following table summarizes the activity for unvested employee stock options during the six months ended March 31, 2007:

	Units	Weighted Average Grant Date Fair Value
Unvested shares outstanding - October 1, 2006	374,554		$7.37
Granted	27,500		$10.59
Vested	−	$	−
Forfeited	(1,000)		$14.72
Unvested shares outstanding - end of period	401,054		$7.57

As of March 31, 2007, there was a total of $2.1 million of unrecognized compensation cost related to unvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested and recorded as compensation expense during the three and six months ended March 31, 2007 was $232,000 and $450,000, respectively. Compensation expense for the three and six months ended March 31, 2006 was $274,000 and $548,000, respectively.

Restricted common stock

In January 2007, the Company issued 129,446 shares of restricted common stock valued at $3.3 million based on the closing price of the Company’s common stock as of the date of grant. These restricted shares vest 25% on January 3, 2008 and 6.25% on a quarterly basis thereafter through January 3, 2011. For the three and six months ended March 31, 2007, the Company recorded stock-based compensation expense for these restricted shares of $206,000.

In January 2006, the Company issued 83,519 shares of restricted common stock valued at $1.4 million based on the closing price of the Company’s common stock as of the date of grant. These restricted shares vest 25% per year commencing on January 3, 2007. For the three and six months ended March 31, 2007, the Company recorded stock-based compensation expense for these restricted shares of $296,000 and $386,000, respectively.

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 12 - STOCK-BASED COMPENSATION − (Continued)

Restricted common stock − (Continued)

In February 2006, LEAF issued 300,000 shares of its restricted common stock valued at $69,000. These restricted shares were issued to three senior officers of LEAF and vest 50% per year commencing on February 1, 2007. In December 2006, 100,000 shares of restricted stock were forfeited. For the three and six months ended March 31, 2007, the Company recorded stock-based compensation for the LEAF restricted stock of $5,000 and $17,000, respectively.

In March 2007, a subsidiary of LEAF granted an 8% minority interest in a newly-formed subsidiary to certain members of senior management of LEAF for no consideration. The value of the subsidiary shares issued has been estimated to be nominal.

NOTE 13 - INCOME TAXES

The Company recorded the following provision for income taxes, as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Provision for income taxes, at estimated effective rate	$3,451	$3,723	$6,322	$5,376
Change in valuation allowance	(496)	−	(1,157)	(3,190)
Provision for income taxes	$2,955	$3,723	$5,165	$2,186

In the three months ended March 31, 2007, the Company has continued to evaluate its implemented tax planning strategies, projections for future profitability and legislative changes. Based upon this evaluation, management believes that it is more likely than not that the Company will be able to utilize $6.4 million of state and local net operating loss carryforwards (“NOLs”) before their expiration. Accordingly, $496,000 of the valuation allowance that was previously recorded was reversed. In the six months ended March 31, 2007, the Company has reversed $1.2 million of the valuation allowance against $13.0 million of NOLs that management believes can be utilized before their expiration. Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize. The estimate of the required valuation allowance could be adjusted in the future if estimates of taxable income are revised.

For the six months ended March 31, 2006, the Company had determined that it would be able to utilize approximately $32.0 million of its NOLs before their expiration. Accordingly, $3.2 million of the valuation allowance was reversed in the quarter ended December 31, 2005.

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities. The following table details the receivables and payables with these related parties (in thousands):

	March 31,	September 30,
	2007	2006
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$4,907	$3,938
Financial fund management entities	4,099	2,064
Real estate investment partnerships and TIC property interests	2,590	952
RCC	1,591	1,409
Atlas America	447	265
Anthem Securities	17	154
Other	481	13
Receivables from managed entities and related parties	$14,132	$8,795
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$875	$1,325
Anthem Securities	−	254
Payables to managed entities and related parties	$875	$1,579

The Company receives fees and expense reimbursements from several related/managed entities. In addition, the Company reimburses another related entity for certain of its operating expenses. The following table details those activities (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Financial Fund Management- fees from managed entities	$4,208	$2,154	$6,819	$4,244
Real Estate - fees from investment partnerships and TIC property interests	1,484	2,993	3,822	5,920
Commercial finance− fees from investment Partnerships	2,646	1,226	4,774	2,025
RCC:
Fees and net equity compensation	2,542	2,055	5,370	4,114
Reimbursement of expenses from RCC	1,010	239	1,274	528
Dividend income	751	629	1,574	1,326
Atlas America− reimbursement of net costs and expenses	447	415	643	677
Anthem Securities:
Payment of operating expenses	(584)	(223)	(782)	(333)
Reimbursement of costs and expenses	487	513	688	955
1845 Walnut Associates Ltd (1) - payment of rent and operating expenses	(112)	(165)	(271)	(239)
9 Henmar LLC - payment of broker/consulting fees	(58)	(57)	(216)	(244)
Ledgewood P.C. - payment of legal services	(89)	(127)	(146)	(246)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

(1)Relationship with 1845 Walnut Associates, Ltd. In the three months ended March 31, 2007, the Company sold 15% of its 30% interest in a real estate partnership that owns the building, in which it also leases office space. The Company received $2.9 million and recorded a gain of $2.7 million on the transaction. In the three months ended March 31, 2006, the Company received $4.0 million plus a $200,000 note receivable from the sale of 20% of its interest in the same property, resulting in a $4.2 million gain.

Relationship with RAIT Financial Trust. On March 30, 2007, the Company purchased a trust preferred security issued by an unrelated third party from RAIT Financial Trust (“RAIT”) (NYSE: RAS), a related party (see Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006), for $19.7 million (included in accounts payable and accrued expenses) and sold the security to a warehouse facility for $20.0 million (included in receivables), thereby recognizing a gain of $300,000 in the three months ended March 31, 2007. The Company has been engaged as the collateral manager for the warehouse facility.

NOTE 15 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2007	2006		2007	2006
Gain on sale of investment securities available-for-sale	$805	$	−	$2,152	$	−
Litigation settlement	−		1,188	−		1,188
RCC dividend income	751		629	1,574		1,326
Interest, dividends and other income	255		145	613		321
Other income, net	$1,811		$1,962	$4,339		$2,835

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are with recourse only to the properties securing them, subject to certain standard exceptions. The Company has provided guarantees on these senior liens, TIC programs, and loans totaling $443.0 million which expire as the related indebtedness is paid down over the next ten years.

The Company, through its financial fund management subsidiary, has commitments to purchase equity for all CDOs currently in their warehouse stage. These equity commitments, which total $26.7 million as of March 31, 2007, are contingent upon the successful completion of the respective CDOs over the next twelve months. Upon the close of each CDO, the actual amount of equity purchased may be less than the original committed amount.

A subsidiary of LEAF has a $33.0 million non-recourse line of credit with a financial institution that expires on September 15, 2008. LEAF has committed to a 9.1% participation in the borrowings on this line of credit, to a maximum of $3.0 million. As of March 31, 2007, there were no outstanding borrowings under this line.

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 16 - COMMITMENTS AND CONTINGENCIES − (Continued)

The January 2007 warehouse agreement with Morgan Stanley provides for guarantees by the Company on the first $14.2 million of losses on a portfolio of bank loans. This guarantee, secured by a $4.0 million cash deposit, expires upon the closing of the associated CDO which is anticipated in the first quarter of fiscal 2008 (see Note 10).

The August 2006 warehouse agreement with Credit Suisse provides for guarantees by the Company on the first $15.0 million of losses on a portfolio of bank loans. This guarantee, secured by a $5.0 million cash deposit, expires upon the closing of the associated CDO which is expected in the fourth quarter of fiscal 2007.

The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

NOTE 17 − DISCONTINUED OPERATIONS

Based on the Company’s intent to sell its interests in certain entities, the respective operations of these entities have been classified as discontinued and the related assets and liabilities have been classified as held for sale. These operations include those of two real estate entities as of March 31, 2006 that were consolidated under the provisions of FIN 46-R and the operations of one and two real estate properties owned by the Company at March 31, 2007 and 2006, respectively. Included in other assets in the consolidated balance sheets is a $1.3 million property which is being held for sale. The Company repaid the $1.1 million mortgage on this property during the three months ended March 31, 2007.

Summarized discontinued operating results are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
(Loss) income from discontinued operations before taxes	$(57)	$1,206	$(86)	$2,525
Loss on disposal	−	(974)	−	(824)
Benefit (provision) for income taxes	20	(80)	30	(611)
(Loss) income from discontinued operations, net of tax	$(37)	$152	$(56)	$1,090

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 18 − OPERATING SEGMENTS

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

Three Months Ended March 31, 2007	Revenues from external customers	Equity in income (losses) of equity method investees	Interest expense	Depreciation and amortization	Segment profit (loss)(2)	Segment assets
Financial fund management	$12,120	$3,910	$6,177	$14	$3,393	$640,157
Real estate	6,956	52	261	194	3,408	144,413
Commercial finance	8,581	(17)	3,211	307	417	228,243
All other(1)	−	−	112	204	1,157	80,036
Eliminations	−	−	(2,067)	−	−	(114,297)
Totals	$27,657	$3,945	$7,694	$719	$8,375	$978,552

Three Months Ended March 31, 2006
Financial fund management	$2,983	$2,831	$	−	$	−	$2,098	$80,970
Real estate	9,739	(533)		267		151	5,967	137,941
Commercial finance	5,509	8		1,635		502	(239)	68,921
All other(1)	−	−		46		183	831	80,104
Eliminations	−	−		(579)		−	−	(69,524)
Totals	$18,231	$2,306		$1,369		$836	$8,657	$298,412

Six Months Ended March 31, 2007
Financial fund management	$20,352	$8,065	$9,874	$28	$6,774	$640,157
Real estate	11,688	(116)	522	363	4,572	144,413
Commercial finance	15,676	(23)	5,730	634	884	228,243
All other(1)	−	−	154	403	2,823	80,036
Eliminations	−	−	(3,995)	−	−	(114,297)
Totals	$47,716	$7,926	$12,285	$1,428	$15,053	$978,552

Six Months Ended March 31, 2006
Financial fund management	$7,729	$5,564	$1,481	$15	$4,935	$80,970
Real estate	15,136	(1,276)	528	302	7,814	137,941
Commercial finance	10,599	(1)	2,713	1,042	222	68,921
All other(1)	−	−	52	315	(470)	80,104
Eliminations	−	−	(1,109)	−	−	(69,524)
Totals	$33,464	$4,287	$3,665	$1,674	$12,501	$298,412

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2007
(unaudited)

NOTE 18 − OPERATING SEGMENTS − (Continued)

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
Excluding intercompany interest charges, segment profit (loss) as adjusted for the three and six months ended March 31, 2007 would have been as follows (in thousands): Financial fund management - $4,917 and $9,720, respectively; Real estate - $3,408 and $4,572, respectively; Commercial finance - $960 and $1,933, respectively; and All other - $(910) and $(1,172), respectively. For the three and six months ended March 31, 2006, excluding intercompany interest charges, segment profit (loss) as adjusted would have been as follows (in thousands): Financial fund management - $2,098 and $4,935, respectively; Real estate - $6,168 and $8,208, respectively; Commercial finance - $139 and $937, respectively; and All other - $252 and $(1,579), respectively.

Significant Customer. Management and acquisition fees received from RCC were $2.5 million (8.0%) and $5.4 million (9.7%) of the Company’s consolidated revenues for the three and six months ended March 31, 2007, respectively. For the three and six months ended March 31, 2006, RCC fees were $2.1 million (10.0%) and $4.1 million (10.9%), respectively, of the Company’s consolidated revenues.

Geographic Information. Revenues generated from the Company’s European operations totaled $4.1 million and $5.6 million for the three and six months ended March 31, 2007. The Company began to acquire European bank loans in the fourth quarter of fiscal 2006. Included in segment assets as of March 31, 2007 and 2006, were $377.8 million and $232,000, respectively, of assets held in Europe, primarily loans held for investment.

(Back to Index)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for period ended September 30, 2006. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Overview of the Three and Six Months Ended March 31, 2007 and 2006

We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for our own account and for outside investors in the financial fund management, real estate and commercial finance sectors. As a specialized asset manager, we develop investment funds in each sector in which outside investors invest along with us and for which we provide asset management services. As of March 31, 2007, we managed $14.7 billion of assets.

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

We have continued to develop our existing operations with the sponsorship of new investment funds and tenant-in-common, or TIC, property programs. Additionally, we have undertaken several initiatives to further expand the scope of our asset management operations, in particular through the sponsorship of a follow-on offering for Resource Capital Corp, or RCC, and through Resource Europe Management, Ltd., or Resource Europe, in the origination and management of international debt assets.
Assets Under Management

We increased our assets under management by $5.2 billion to $14.7 billion at March 31, 2007 from $9.5 billion at March 31, 2006. The growth in our assets under management was the result of:

•	an increase in the financial fund management assets we manage on behalf of individual and institutional investors and RCC, both in the United States and in Europe;

•	an increase in real estate assets managed on behalf of RCC and limited partnerships and TIC property interests that we sponsor; and

•	an increase in commercial finance assets managed on behalf of the limited partnerships we sponsor, and RCC.

(Back to Index)

The following table sets forth information relating to our assets under management by operating segment and their growth from March 31, 2006 to March 31, 2007 (in millions):

	As of March 31,		Increase
	2007	2006	Amount	Percentage
Financial fund management	$12,665	$8,377	$4,288	51%
Real estate	1,252	638	614	96%
Commercial finance	737	470	267	57%
	$14,654	$9,485	$5,169	54%

Included in these assets at March 31, 2007 and 2006 were $10.9 billion and $6.2 billion of assets held through 25 and 15 issuers of collateralized debt obligations, or CDOs, we have sponsored, including $1.3 billion and $736.6 million in four and two CDOs sponsored for RCC, respectively, and $2.0 billion held on warehouse facilities for CDOs which had not closed as of March 31, 2007 for which we have been engaged as the collateral manager.

Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, TIC property interests, a real estate investment trust, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships (2)	TIC Property Interests	Other Investment Funds
As of March 31, 2007 (1)
Financial fund management	24	12	−	−
Real estate	1	6	6	−
Commercial finance	−	3	−	1
	25	21	6	1
As of March 31, 2006 (1)
Financial fund management	15	11	−	−
Real estate	−	5	4	−
Commercial finance	−	2	−	2
	15	18	4	2

(1) All of our operating segments manage assets on behalf of RCC.
(2) Includes one real estate investment program structured as a limited liability company.

The assets we manage are classified by asset class as follows (in millions):

	As of March 31, 2007
	Assets Held by Resource America		Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities		Total
Asset-backed securities	$	−	$3,680	$394	$864		$4,938
Trust preferred securities		−	4,445	−	302		4,747
Bank loans		−	1,476	615	805	(1)	2,896
Real properties		−	419	−	−		419
Mortgage and other real estate-related loans		101	−	732	−		833
Commercial finance assets		201	448	88	−		737
Private equity and hedge fund assets		−	84	−	−		84
		$302	$10,552	$1,829	$1,971		$14,654

(1)	Includes $495.2 million of bank loans which are reflected on our consolidated balance sheets, of which $366.0 million are European bank loans.

(Back to Index)

	As of March 31, 2006
	Assets Held by Resource America		Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total
Asset-backed securities	$	−	$2,065	$1,230	$741	$4,036
Trust preferred securities		−	3,042	−	454	3,496
Bank loans		−	337	342	150	829
Real properties		−	314	−	−	314
Mortgage and other real estate-related loans		112	−	212	−	324
Commercial finance assets		53	355	62	−	470
Private equity and hedge fund assets		−	16	−	−	16
		$165	$6,129	$1,846	$1,345	$9,485

Employees

As of March 31, 2007, we employed 313 full-time workers, an increase of 119, or 61%, from 194 employees at March 31, 2006. The following table summarizes our employees by operating segment:

	Total	Financial Fund Management	Real Estate	Commercial Finance	Corporate/ Other
March 31, 2007
Investment professionals	122	40	27	54	1
Other	191	24	11	121	35
Total	313	64	38	175	36

March 31, 2006
Investment professionals	64	20	19	24	1
Other	130	14	7	81	28
Total	194	34	26	105	29

Revenues

We generate revenues in each of our business segments from the fees we earn for structuring and managing the investment vehicles we sponsor on behalf of individual and institutional investors and RCC and from the income produced by the assets and investments we manage for our own account. The following table sets forth the revenues we have recognized in each of these revenue categories (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Fund management revenues (1)	$15,599	$10,879	$30,125	$20,793
Finance and rental revenues (2)	11,745	3,693	19,340	9,452
Gains on resolutions of loans and other property interests (3)	2,711	4,351	2,711	4,450
Net (losses) gains on sale of TIC property interests (4)	(5)	258	86	596
Other (5)	1,552	1,356	3,380	2,460
	$31,602	$20,537	$55,642	$37,751

(1)
Includes fees from each of our financial fund management, real estate and commercial finance operations and our share of the income or loss from limited and general partnership interests we own in our financial fund management, real estate and commercial finance operations.

(2)
Includes interest income on bank loans from our financial fund management, interest and accreted discount income from our real estate operations, interest and rental income from our commercial finance operations and revenues from certain real estate assets.

(3)	Includes the resolution of loans we hold in our real estate segment.

(Back to Index)

(4)	Reflects net gains (losses) recognized by our real estate segment on the sale of TIC interests to outside investors.
(5)	Includes the equity compensation we earned in connection with the formation of RCC and the disposition of leases and loans as well as other charges in our commercial finance operations.

A detailed description of the revenues generated by each of our business segments can be found under “Results of Operations: Financial Fund Management”, “Real Estate” and “Commercial Finance.”

Results of Operations: Financial Fund Management

We conduct our financial fund management operations through five principal subsidiaries:

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

•	Resource Europe, which invests in, finances, structures and manages investments in international bank loans.

•	Resource Financial Institutions Group, Inc., or RFIG, which serves as the general partner for four company sponsored affiliated partnerships which invest in financial institutions.

The following table sets forth information relating to assets managed by each of our principal financial fund management subsidiaries on behalf of institutional and individual investors and RCC (in millions):

	As of March 31, 2007
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total by Type
Apidos	$1,476	$615	$402	$2,493
Ischus	3,680	394	864	4,938
Trapeza	4,445	−	302	4,747
Resource Europe	−	−	403	403
Other Company sponsored partnerships	84	−	−	84
	$9,685	$1,009	$1,971	$12,665

	As of March 31, 2006
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total by Type
Apidos	$337	$342	$150	$829
Ischus	2,065	1,230	741	4,036
Trapeza	3,042	−	454	3,496
Other Company sponsored partnerships	16	−	−	16
	$5,460	$1,572	$1,345	$8,377

In our financial fund management segment, we earn fees on assets managed on behalf of institutional and individual investors as follows:

•
Collateral management fees− We receive fees for managing the assets held by CDOs we sponsor. These fees vary by CDO, with our annual fee ranging between 0.08% and 0.75% of the aggregate principal balance of the collateral securities owned by the CDO issuers; and

(Back to Index)

•
Administration fees− We receive fees for managing the assets held by partnerships sponsored by us and for managing their general operations. These fees vary by limited partnership, with our annual fee ranging between 0.75% and 2.00% of the partnership capital balance.

We also receive distributions on our investments in the entities we manage which vary depending on our investment and, with respect to particular limited partnerships, with the terms of our general partner interest. We discuss the basis for our fees and revenues for each area in more detail in the following sections.

Apidos

We sponsored, structured and currently manage six CDO issuers for institutional and individual investors and RCC which hold approximately $2.1 billion in bank loans at March 31, 2007, of which $615.3 million are managed on behalf of RCC through Apidos CDO I and Apidos CDO III. In addition, at March 31, 2007, we managed $402.0 million of bank loans for two CDOs currently in their accumulation stage, one of which is managed on behalf of RCC. We expect to close one of these CDOs in the third quarter of fiscal 2007 and the other in a subsequent period.

We derive revenues from our Apidos operations through base and incentive management fees of up to 0.75% of the aggregate principal balance of the collateral held by the CDO issuers, of which a portion is subordinated to debt service payments on the CDOs, and interest income earned on the assets of certain issuers during the warehousing period prior to execution of a CDO.

Ischus

We sponsored, structured and currently manage six CDO issuers for institutional and individual investors and RCC, which hold approximately $4.1 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps, of which $393.9 million is managed on behalf of RCC. In addition, at March 31, 2007, we managed $864.0 million of ABS for two CDOs currently in their accumulation stage, which we expect to close in subsequent periods.

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

Trapeza

We have co-sponsored, structured and currently co-manage 12 CDO issuers holding approximately $4.4 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies. In addition, at March 31, 2007, we managed $302.3 million in trust preferred securities for three CDOs, all of which we expect to close in subsequent periods.

We own a 50% interest in an entity that manages 10 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers. We also have invested as a limited partner in each of these limited partnerships.

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

(Back to Index)

Resource Europe

In April 2006, we commenced our European bank loan operations based in London, England. As of March 31, 2007, we managed $403.1 million in bank loan assets for two CDOs, one of which we expect to close in the third quarter of fiscal 2007 and one which we expect to close in a subsequent period.

Other Company-Sponsored Partnerships

We sponsored, structured and currently manage four affiliated partnerships for individual and institutional investors that invest in financial institutions. We derive revenues from these operations through an annual management fee, based on 2.0% of equity. We also have invested as the general partner of these partnerships and may receive a carried interest of up to 20% upon meeting specific investor return rates.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
Fund management fees	$5,698	$1,997	$10,606	$3,213
Interest income on loans	6,734	−	9,946	2,341
Limited and general partner interests	1,087	1,393	2,566	2,939
RCC management fees and equity compensation	650	1,270	2,120	2,991
Earnings of Structured Finance Fund partnerships	531	555	1,060	1,091
Earnings on unconsolidated CDOs	579	113	1,024	133
Other	751	486	1,095	585
	$16,030	$5,814	$28,417	$13,293

Costs and expenses:
General and administrative expenses	$4,883	$2,388	$8,761	$4,346
Equity compensation expense	501	344	1,174	705
Expenses of Structured Finance Fund partnerships	17	33	18	13
	$5,401	$2,765	$9,953	$5,064

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues - Three Months Ended March 31, 2007 as Compared to the Three Months Ended March 31, 2006

Revenues increased $10.2 million (176%) to $16.0 million for the three months ended March 31, 2007 from $5.8 million for the three months ended March 31, 2006. We attribute the increase to the following:

•	a $3.7 million increase in fund management fees, primarily from the following:

-
a $3.0 million increase in collateral management fees principally as a result of the completion of eight new CDOs coupled with a full quarter of collateral management fees for three previously completed CDOs; and

(Back to Index)

-
a $790,000 portfolio management fee received in connection with the formation of Trapeza CDO XII during the three months ended March 31, 2007. No such fee was received during the three months ended March 31, 2006.

•
a $6.7 million increase in interest income on loans held for investment resulting from the consolidation of one Apidos and two Resource Europe CDO issuers in our financial statements while they accumulate assets through three separate warehouse facilities. The weighted average loan balances of CDO issuers we consolidate was $366.2 million (weighted average interest rate of 6.98%) for the three months ended March 31, 2007. In addition, $212,000 of miscellaneous fees are included in interest income on loans held for investment for the three months ended March 31, 2007. We did not consolidate any Apidos or Resource Europe CDO issuers during the three months ended March 31, 2006.

•	a $306,000 decrease in revenues from our limited and general partner interests, primarily from the following:

-	a $816,000 decrease in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value, partially offset by

-	a $510,000 increase in our limited and general partner share of the operating results of unconsolidated partnerships we have sponsored.

•
a $620,000 decrease in RCC management fees and equity compensation, consisting of a $290,000 decrease in management fees as a result of the sale of RCC’s agency RMBS portfolio in the fourth quarter of fiscal 2006 and a $330,000 decrease in equity compensation.

•
a $466,000 increase in our earnings in unconsolidated CDOs as a result of our investments in two new CDO issuers and an increase in earnings from investments in eight previously sponsored CDO issuers; and

•
a $265,000 increase in other revenue primarily as a result of a $300,000 gain from the sale of a security during the three months ended March 31, 2007 (see Note 14 to the notes to consolidated financial statements). No such gain occurred during the three months ended March 31, 2006.

Costs and Expenses - Three Months Ended March 31, 2007 as Compared to the Three Months Ended  March 31, 2006

Costs and expenses of our financial fund management operations increased $2.6 million (95%) for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. We attribute the increase to the following:

•	a $2.5 million increase in general and administrative expenses, primarily from the following:

-	a $1.8 million increase in wages and benefits as a result of the addition of personnel in response to our growing assets under management;

-	an $800,000 decrease in reimbursed expenses from our Trapeza, Ischus and Apidos operations; the amount of reimbursed expenses is primarily dependent upon the terms of the transaction; and

-	a $394,000 increase in other operating expenses, primarily from insurance costs, rent allocations and other general and administrative expenses related to the addition of personnel.

(Back to Index)

These increases were partially offset by:

-	a $474,000 increase in reimbursed RCC operating expenses.

•	a $157,000 increase in equity compensation expense related to the 344,079 of restricted shares of RCC that were held by RCM which have been transferred to members of management.

Revenues - Six Months Ended March 31, 2007 as Compared to the Six Months Ended March 31, 2006

Revenues increased $15.1 million (114%) to $28.4 million for the six months ended March 31, 2007 from $13.3 million for the six months ended March 31, 2006. We attribute the increase to the following:

•	a $7.4 million increase in fund management fees, primarily from the following:

-
a $5.8 million increase in collateral management fees principally as a result of the completion of eight new CDOs coupled with a full six months of collateral management fees for four previously completed CDOs;

-
a $1.7 million increase in portfolio management fees received in connection with the formation of Trapeza CDO XI and Trapeza CDO XII during the six months ended March 31, 2007. No such fees were received during the six months ended March 31, 2006.

-	a $315,000 increase in management fees from our five company-sponsored unconsolidated partnerships principally as a result of a full six months of management fees for two of the partnerships;

These increases were partially offset by:

-	a $516,000 increase in the Company’s share of expenses for Trapeza Capital Management, LLC and Trapeza Management Group LLC.

•
a $7.6 million increase in interest income on loans held for investment resulting from the consolidation of one Apidos and two Resource Europe CDO issuers in our financial statements while they accumulate assets through three separate warehouse facilities. The weighted average loan balances of CDO issuers we consolidate was $276.4 million (weighted average interest rate of 6.89%) for the six months ended March 31, 2007 and was $71.2 million (weighted average interest rate of 6.55%) for the six months ended March 31, 2006. In addition, $287,000 of miscellaneous fees are included in interest income on loans held for investment for the six months ended March 31, 2007. No miscellaneous fees were earned during the six months ended March 31, 2006. During the six months ended March 31, 2006, we consolidated one Apidos CDO issuers which was transferred upon the execution of the related CDO to the CDO issuer.

•	a $373,000 decrease in limited and general partner interests, primarily from the following:

-	a $1.4 million decrease in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value; offset in part by

-	a $988,000 increase from our limited and general partner share of the operating results of unconsolidated partnerships we have sponsored.

•
an $871,000 decrease in RCC management fees and equity compensation, consisting of a $517,000 decrease in management fees as a result of the sale of RCC’s agency RMBS portfolio in the fourth quarter of fiscal 2006 and a $354,000 decrease in equity compensation received on the formation of RCC.

•
an $891,000 increase in our earnings in unconsolidated CDOs as a result of our investments in four new CDO issuers and an increase in earnings from investments in six previously sponsored CDO issuers; and

•	a $510,000 increase in other revenue primarily from the following:

-	a $300,000 gain on the sale of a security during the six months ended March 31, 2007. No such gain occurred during the six months ended March 31, 2006; and

-
a $404,000 increase in loan interest income resulting from the interest spread earned on assets accumulating with a third party through a warehouse facility based on the terms of a warehousing agreement.

(Back to Index)

These increases were partially offset by:

-	a $189,000 decrease in fees resulting from a transaction in which we facilitated the transfer of securities between two third party warehouse lenders.

Costs and Expenses − Six Months Ended March 31, 2007 as Compared to the Six Months Ended
March 31, 2006

Costs and expenses of our financial fund management operations increased $4.9 million (97%) for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. We attribute the increase to the following:

•	a $4.4 million increase in general and administrative expenses, primarily from the following:

-	a $3.2 million increase in wages and benefits as a result of the addition of personnel in response to growth in our assets under management;

-	a $1.4 million decrease in reimbursed expenses from our Trapeza, Ischus and Apidos operations; the amount of reimbursed expenses is primarily dependent upon the terms of the transaction; and

-	a $681,000 increase in other operating expenses, primarily from insurance costs, rent allocations and other general and administrative expenses related to the addition of personnel.

These increases were partially offset by:

-	a $967,000 increase in reimbursed RCC operating expenses;

•	a $469,000 increase in equity compensation expense related to the 344,079 restricted shares of RCC that were held by RCM which have been transferred to members of management.

Results of Operations: Real Estate

In our real estate segment, we manage three classes of assets:

•	commercial real estate debt, principally first mortgage debt, whole loans, mortgage participations, subordinated notes, mezzanine debt and related commercial real estate securities;

•	real estate investment limited partnerships, limited liability company and TIC property interests; and

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio.

	As of March 31,
	2007	2006
	(in millions)
Assets under management:
Commercial real estate debt	$732	$212
Real estate investment entities	419	314
Legacy portfolio	101	112
	$1,252	$638

During the three and six months ended March 31, 2007, our real estate operations continued to be affected by two principal trends or events:

•	the continued development of our commercial real estate debt platform; and

•	growth in our real estate business through the sponsorship of real estate investment partnerships and the sponsorship of TIC property interests.

(Back to Index)

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

In the twelve months ended March 31, 2007, we resolved loans with a combined book value of $5.1 million, realizing $4.9 million in net proceeds. We reduced the number of loans in our portfolio from 10 at March 31, 2006 to nine at March 31, 2007 through the repayment of three loans, offset by the addition of two loans in conjunction with the resolution of one venture and one owned asset. In addition we sold 15% of a 30% interest in a real estate venture and received net proceeds of $2.9 million. As a result, the face value of the loans receivable that we manage in our legacy portfolio decreased from $84.0 million at March 31, 2006 to $78.3 million at March 31, 2007.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
Fee income from sponsorship of partnerships, and TIC property interests	$920	$2,579	$2,703	$5,084
REIT management fees from RCC	1,575	255	2,585	495
FIN 46 revenues and rental property income	995	976	2,215	2,080
Property management fees	458	607	853	1,053
Interest, including accreted loan discount	232	259	457	514
Gains on resolutions of loans and other property interests	2,711	4,351	2,711	4,449
Income (losses) of unconsolidated entities	122	(79)	(38)	(411)
Net (loss) gain on sales of TIC property interests	(5)	258	86	596
	$7,008	$9,206	$11,572	$13,860

Costs and expenses:
General and administrative	$2,461	$1,991	$4,714	$3,627
FIN 46 operating and rental property expenses	734	723	1,494	1,352
	$3,195	$2,714	$6,208	$4,979

Revenues - Three Months Ended March 31, 2007 as Compared to the Three Months Ended March 31, 2006

Revenues decreased $2.2 million (24%) for the three months ended March 31, 2007 as compared to the prior year period. We attribute the decrease to the following:

•      a $1.7 million decrease in fee income related to the purchase and third-party financing of properties through the sponsorship of real estate investment partnerships and TIC property interests. We acquired two properties during the three months ended March 31, 2007, with an aggregate purchase price of $15.8 million; for the three months ended March 31, 2006, we acquired three properties, including one TIC property, with an aggregate purchase price of $54.6 million;

•      a $1.6 million decrease in gains on resolution. In the three months ended March 31, 2007, we received $2.9 million in net proceeds from the sale of a 15% interest in a real estate venture

(Back to Index)

        resulting in a gain of $2.7 million; for the three months ended March 31, 2006 we received $4.0 million plus a $200,000 note receivable from the sale of a 20% interest in the same real estate venture, resulting in a gain of $4.2 million; and

•      a $263,000 decrease in net gains on sale of our real estate investment partnerships and TIC property interests. We sold 22% of our interest in one TIC property during the three months ended March 31, 2007; we sold 20% of our interest in one TIC property and 45% of our interest in a second during the three months ended March 31, 2006.

These decreases were partially offset by the following:

•
a $1.3 million increase in REIT management fees due to an increase of $520.0 million to $732.0 million at March 31, 2007 from $212.0 million at March 31, 2006 in commercial real estate debt managed; and

•	a $201,000 increase in our equity share of the operating results of unconsolidated real estate investments.

Costs and Expenses - Three Months Ended March 31, 2007 as Compared to the Three Months Ended March 31, 2006

Costs and expenses of our real estate operations were $3.2 million for the three months ended March 31, 2007, an increase of $481,000 (18%) as compared to the three months ended March 31, 2006. General and administrative expenses increased by $410,000 primarily due to increased wages and benefits as a result of the addition of personnel to manage our expanded real estate operations through the sponsorship of real estate investment partnerships and TIC property interests.

Revenues - Six Months Ended March 31, 2007 as Compared to the Six Months Ended March 31, 2006

Revenues decreased $2.3 million (17%) to $11.6 million for the six months ended March 31, 2007 from $13.9 million in the six months ended March 31, 2006. We attribute the decrease to the following:

•     a $2.4 million decrease in fee income related to the purchase and third-party financing of property through the sponsorship of real estate investment partnerships and TIC property interests;

•     a $1.7 million decrease in gains on resolution of loans, FIN 46 assets and ventures. In the six months ended March 31, 2007 we received $2.9 million from the sale of a 15% interest in a real estate venture resulting in a gain of $2.7 million; for the six months ended March 31, 2006 we received $4.0 million plus a $200,000 note receivable from the sale of a 20% interest in the same real estate venture, resulting in a gain of $4.2 million; and

•      a $510,000 decrease in net gains on sale of our real estate investment partnerships and TIC property interests.

These decreases were partially offset by a $2.1 million increase in REIT management fees due to an increase of $520.0 million to $732.0 million at March 31, 2007 from $212.0 million at March 31, 2006 in commercial real estate debt managed.

Costs and Expenses − Six Months Ended March 31, 2007 as Compared to the Six Months Ended March 31, 2006

Costs and expenses of our real estate operations were $6.2 million for the six months ended March 31, 2007, an increase of $1.2 million (25%) as compared to the six months ended March 31, 2006. General and administrative expenses increased by $1.0 million primarily due to increased wages and benefits corresponding to our expanded real estate operations.

(Back to Index)
Results of Operations: Commercial Finance

During the three and six months ended March 31, 2007, we continued to expand our commercial finance operations by increasing our assets under management to $736.6 million as of March 31, 2007 from $469.7 million as of March 31, 2006, an increase of $266.9 million (57%). During the three and six months ended March 31, 2007, we originated $129.9 million and $259.0 million in new equipment financing as compared to $93.6 million and $198.0 million for the three and six months ended March 31, 2006, an increase of $36.3 million (39%) and $61.0 million (31%), respectively. Our commercial finance origination growth was driven by our continued growth in new and existing vendor programs, the introduction of new equipment finance products and the expansion of our sales staff.

During the three and six months ended March 31, 2007, we sold $74.8 million and $139.6 million in equipment financing assets to our investment entities as compared to $105.1 million and $180.1 million for the three and six months ended March 31, 2006, a decrease of $30.3 million (29%) and $40.5 million (22%), respectively.

In December 2006, LEAF Equipment Leasing Income Fund III, or LEAF III, an equipment leasing partnership we sponsor, began a public offering of up to $120.0 million of limited partnership interests.

In March 2007, we entered a new line of business, Merit Capital Advance, LLC, or Merit, to provide capital to small businesses through a credit card receipt advance program. Merit’s capital needs are supported by a loan in the form of a $1.5 million subordinated convertible note and a $33.0 million line of credit with an international financial institution. The subordinated convertible debt is convertible into a 50% ownership interest in Merit on or after September 15, 2007. A subsidiary of LEAF has committed to a 9.1% (up to $3.0 million) participation in the $33.0 million credit facility. We anticipate that this business will begin to generate revenues in the fourth quarter of fiscal 2007.

The following table sets forth information related to the assets our commercial finance operations manage (in millions):

	As of March 31,
	2007	2006
LEAF Financial	$201	$53
LEAF I	88	80
LEAF II	326	75
LEAF III	24	0
RCC	88	62
Merrill Lynch	10	200
	$737	$470

As of March 31, 2007, we managed approximately 15,607 leases and notes that have an average original finance value $62,436 with an average lease term of 55 months. The following table sets forth certain information related to the types of businesses in which our commercial finance assets are used and the concentration by asset type of our portfolio under management as of March 31, 2007:

Lessee business		Equipment under management
Services	46%	Medical	24%
Finance/Insurance	16%	Industrial	21%
Retail trade services	8%	Asset based lending	16%
Manufacturing services	8%	Computers	14%
Transportation/Communication	7%	Restaurant equipment	4%
Construction	4%	Office equipment	4%
Agriculture	4%	Garment care	4%
Wholesaler trade	3%	Communication	3%
Other	4%	Software	3%
	100%	Other	7%
			100%

(Back to Index)

The revenues from our commercial finance operations consist primarily of finance revenues from leases and notes held by us prior to being sold, asset acquisition fees which are earned when commercial finance assets are sold to one of our investment partnerships and asset management fees earned over the life of the lease or loan after it is sold. The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
Finance revenues	$3,784	$2,458	$6,722	$4,518
Acquisition fees	1,227	1,685	2,233	3,183
Fund management fees	2,989	1,071	5,447	2,410
Other	564	303	1,251	487
	$8,564	$5,517	$15,653	$10,598

Costs and expenses	$4,560	$3,553	$8,191	$6,471

(1)
Total revenues include $317,000 and $665,000 from RCC for the three and six months ended March 31, 2007, respectively, and $529,000 and $626,000 for the three and six months ended March 31, 2006, respectively.

Revenues - Three and Six Months Ended March 31, 2007 as Compared to the Three and Six Months Ended March 31, 2006

Revenues increased $3.0 million (55%) and $5.1 million (48%) for the three and six months ended March 31, 2007, respectively, as compared to the prior year period.  We attribute these increases to the following:

•
a $1.3 million (54%) and $2.2 million (49%) increase, respectively, in commercial finance revenues due to the growth in lease originations and our decision to hold more direct financing leases and notes on our balance sheet.  Commercial financing assets held by LEAF increased by $63.0 million and $92.0 million to $172.0 million at December 31, 2006 and $201.0 million at March 31, 2007. We increased our lease originations by $36.3 million (39%) and $61.0 million (31%) to $129.9 million and $259.0 million, respectively;

•
a $458,000 (27%) and $950,000 (30%) decrease, respectively, in asset acquisition fees resulting from the decrease in leases sold as a result of our decision to hold a greater number of notes and direct financing leases on our balance sheet; and

•
a $1.9 million (179%) and $3.0 million (126%) increase, respectively, in fund management fees resulting from an increase in assets under management to $737.0 million at March 31, 2007 from $470.0 million at March 31, 2006; and

•	a $261,000 (86%) and $764,000 (157%) increase, respectively, in other income primarily resulting from gains on dispositions and document fee income, which may vary significantly from period to period.

Costs and Expenses - Three and Six Months Ended March 31, 2007 as Compared to the Three and Six Months Ended March 31, 2006

Costs and expenses increased $1.0 million (28%) and $1.7 million (27%), respectively, primarily due to increased compensation and benefits costs of $900,000 and $1.6 million, respectively. We increased the number of employees by 70 (67%) to 175 at March 31, 2007 from 107 at March 31, 2006 to support the growth of our operations.

(Back to Index)
Results of Operations: Other Costs and Expenses and Other Income (Expense)

General and administrative costs were $2.8 million and $5.6 million for the three and six months ended March 31, 2007, respectively, an increase of $518,000 (23%) and $127,000 (2%) as compared to $2.2 million and $5.5 million for the three and six months ended March 31, 2006, respectively. Payroll and related benefit costs increased by $371,000 and $146,000 or the three and six months ended March 31, 2007, respectively, in conjunction with the growth in our asset management operations.

Depreciation and amortization expense was $719,000 and $1.4 million for the three and six months ended March 31, 2007, a decrease of $117,000 (14%) and $246,000 (15%) as compared to $836,000 and $1.7 million for the three and six months ended March 31, 2006, respectively. This decrease relates to the reduction in the average balance of operating leases held by our commercial finance operations by $2.3 and $3.3 million for the three and six months ended March 31, 2007, respectively.

Interest expense was $7.7 million and $12.3 million for the three and six months ended March 31, 2007, respectively, an increase of $6.3 million (462%) and $8.6 million (235%) as compared to $1.4 million and $3.7 million for the three and six months ended March 31, 2006, respectively. Expanded utilization of our secured warehouse credit facilities to purchase loans held for investment by our financial fund management business increased interest expense by $4.7 million and $5.4 million for the three and six months ended March 31, 2007, respectively. In addition, increased draws on our commercial finance credit facilities to fund the growth of our commercial finance note and loan originations and entry into asset-backed lending in connection with higher interest rates on borrowings caused an increase in interest expense of $1.4 million and $2.7 million for the three and six months ended March 31, 2007, respectively.

For the three and six months ended March 31, 2007, our operations reflected a charge of $715,000 and $1.3 million, respectively, to earnings for minority interests related to the SFF entities and participation interest by certain CDOs. At March 31, 2007, we owned a 15% and 36% limited partner interest in SFF I and SFF II, respectively, which invest in the equity of CDO issuers we have formed. In addition, certain warehouse providers are entitled to receive between 10% and 15% of the interest spread earned on consolidating Apidos and Resource Europe bank loan assets accumulating on associated warehouse facilities.

Other income, net, was $1.8 million and $4.3 million for the three and six months ended March 31, 2007, respectively, a decrease of $152,000 (8%) and an increase of $1.5 million (53%) as compared to $2.0 million and $2.8 million for the three and six months ended March 31, 2006, respectively. The principal components of other income, net, are as follows:

•
during the three and six months ended March 31, 2007, we recorded gains of $805,000 and $2.2 million, respectively, from the sale of a total of 130,000 shares of The Bancorp, Inc. common stock which are classified as investment securities available-for-sale; and

•
in fiscal 2002, we charged operations $1.0 million, which was the amount of our maximum exposure relating to the settlement of a lawsuit. One of the insurance carriers refused to participate in the settlement. In the second quarter of fiscal 2006, we prevailed in our action against the carrier, received a $200,000 reimbursement and reversed the $1.0 million accrual.

Our effective tax rate (income taxes as a percentage of income from continuing operations before taxes) decreased to 35% for the three months ended March 31, 2007 from a tax rate of 43% for the three months ended March 31, 2006. During the three months ended March 31, 2007, we have continued to evaluate our previously implemented tax planning strategies, projections for future profitability and legislative changes. Based on this evaluation, management believes that it is more likely than not that we will be able to utilize an additional $6.4 million of state and local net operating losses, or NOLs, prior to their expiration. Accordingly, $496,000 of the valuation allowance was reversed. Our effective tax rate, as adjusted to exclude this benefit, would have been 41% for the three months ended March 31, 2007.

Our effective tax rate for the six months ended March 31, 2007 increased to 34%, including the $1.2 million reversal of the valuation allowance, from a tax rate of 18%, inclusive of a $3.2 million reversal of the valuation allowance for the six months ended March 31, 2006. We project our effective tax rate for the next two fiscal quarters to be 42%, resulting in a 39% projected annual effective tax rate for fiscal 2007.

(Back to Index)
Discontinued Operations

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision to dispose of certain entities has resulted in the presentation of these operations as discontinued.

Discontinued operations, principally from our real estate segment, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Operating (loss) income (period prior to dispositions)	$(57)	$1,206	$(86)	$2,525
Loss on disposal	−	(974)	−	(824)
Benefit (provision) for income taxes	20	(80)	30	(611)
Discontinued (loss) income loss, net of tax	$(37)	$152	$(56)	$1,090

The activity in the number of real estate investments held for sale, including FIN 46-R entities and owned properties, was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Balance, beginning of period	$1	$4	$1	$6
Net additions	−	−	−	1
Resolved	−	(1)	−	(4)
Balance, end of period	$1	$3	$1	$3

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

Liquidity and Capital Resources

General. Our major sources of liquidity have been from borrowings under our existing credit facilities, the resolution of our real estate legacy portfolio, and the proceeds from the sale of the TBBK shares we hold. We have employed these funds principally to expand our specialized asset management operations, including our sponsorship and investment in RCC and the repurchase of our common stock. We expect to fund our asset management businesses from a combination of cash to be generated by operations, continued resolution of our legacy portfolio and expanded borrowings under our existing credit facilities. The following table sets forth our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended
	March 31,
	2007	2006
Used in operating activities of continuing operations	$(92,894)	$(8,087)
Used in investing activities of continuing operations	(19,187)	(24,387)
Provided by financing activities of continuing operations	93,852	11,077
(Used in) provided by discontinued operations	(1,194)	35,952
Cash retained by entities previously consolidated	−	(3,825)
(Decrease) increase in cash	$(19,423)	$10,730

(Back to Index)

We had $18.2 million in cash and cash equivalents at March 31, 2007, a decrease of $19.4 million (52%) from $37.6 million at September 30, 2006. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 2.3 to 1.0 for the six months ended March 31, 2007 as compared to 5.1 to 1.0 for the six months ended March 31, 2006. The decrease in this ratio reflects primarily the increase in interest expense associated with the increased utilization of our secured warehouse credit facilities to purchase loans held for sale as well as increased borrowings under our commercial finance secured credit facilities to support the expanded operations of that segment. This increase in debt is further reflected in the increase in our ratio of debt to equity to 342% at March 31, 2007 from 89% at September 30, 2006.

Cash Flows from Operating Activities. Net cash used in operating activities of continuing operations increased by $84.8 million to a $92.9 million use of cash for the six months ended March 31, 2007 from a $8.1 million use of cash for the six months ended March 31, 2006, substantially as a result of a $79.8 million increase in investments in commercial finance, reflecting our expanded operations in that business segment.

Cash Flows from Investing Activities. Net cash used by our investing activities of continuing operations decreased by $5.2 million for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006, primarily reflecting the following:

•
a $33.1 million decrease in purchases of investment securities available-for-sale, which includes a $15.1 million decrease in investments in real estate, primarily TIC properties, the prior year purchase of $13.5 million worth of RCC stock (900,000 shares at $15 per share), and a decrease of $5.2 million in investments in CDOs and private equity funds; offset by

•	a $14.0 million increase in restricted cash balances related to escrow deposits maintained on CDO and commercial finance warehouse facilities;

•	a $12.0 million decrease in proceeds received from the sale of real estate properties, principally from the sale of TIC property interests to investors; and

•	a $1.9 million use of cash from an increase in other assets.

Cash Flows from Financing Activities. Net cash provided by the financing activities of our continuing operations increased by $82.8 million for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. This increase in our cash flows principally due to the following:

•	a $72.0 million increase in our borrowings, net of repayments, reflecting the additional net borrowings to fund the expanded operations of our commercial finance business;

•
a $8.4 million increase in cash as a result of the purchase of 482,000 shares of treasury stock in the six months ended March 31, 2006. No treasury shares were purchased in the six months ended March 31, 2007; and

•  a $1.9 million tax benefit from the exercise of employee stock options.

Cash Retained by Entities Previously Consolidated. As of March 31, 2006, we ceased to consolidate with two affiliated partnerships that invest in regional banks due to a change in the rights of the limited partners to remove us as the general partner. Accordingly, the statement of cash flows for the six months ended March 31, 2006 reflects the $3.8 million decrease in cash from these entities that had been previously consolidated.

Cash Flows from Discontinued Operations. Net cash provided by discontinued operations decreased by $37.1 million, principally reflecting $36.8 million from the sale of four FIN 46-R assets during the six months ended March 31, 2006. There were no corresponding sales in the six months ended March 31, 2007.

(Back to Index)

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at March 31, 2007 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual obligations:
Long-term debt (1)	$17,486	$819	$3,234	$12,852	$581
Secured credit facilities (1)	179,607	103,313	76,294	−	−
Capital lease obligations (1)	140	39	101	−	−
Operating lease obligations	8,830	2,344	3,052	655	2,779
Purchase obligations	-	-	-	-	-
Other long-term liabilities	585	281	304	-	-
Total contractual obligations	$206,648	$106,796	$82,985	$13,507	$3,360

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2007 as follows: less than 1 year: $9.0 million; 1-3 years: $8.1 million; 4-5 years: $4.9 million; and after 5 years: $52,000.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 - 3 Years		4 - 5 Years		After 5 Years
Other commercial commitments:
Guarantees	$51,144	$51,144	$	−	$	−	$	−
Standby letters of credit	246	246		−		−		−
Standby replacement commitments	−	−		−		−		−
Other commercial commitments	472,655	92,927		64,654		7,118		307,956
Total commercial commitments	$524,045	$144,317		$64,654		$7,118		$307,956

Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are with recourse only to the properties securing them, subject to certain standard exceptions. We provide guarantees on these senior liens, TIC programs, and loans totaling $443.0 million which expire as the related indebtedness is paid down over the next ten years.

Through our financial fund management subsidiary, we have commitments to purchase equity for all CDOs currently in their warehouse stage. These equity commitments, which total $26.7 million as of March 31, 2007, are contingent upon the successful completion of the respective CDOs over the next twelve months. Upon the close of each CDO, the actual amount of equity purchased may be less than the original committed amount.

(Back to Index)
A subsidiary of LEAF has a $33.0 million non-recourse line of credit with an international financial institution that expires on September 15, 2008. LEAF has committed to a 9.1% participation, to a maximum of $3.0 million of this facility. As of March 31, 2007, there were no outstanding borrowings under this line.

Under the January 2007 warehouse agreement with Morgan Stanley, we guarantee the first $14.2 million of losses on a portfolio of bank loans. This guarantee, secured by a $4.0 million cash deposit, expires upon the closing of the associated CDO which we anticipate will occur in the first quarter of fiscal 2008.

Under the August 2006 warehouse agreement with Credit Suisse, we guarantee the first $15.0 million of losses on a portfolio of bank loans. This guarantee, secured by a $5.0 million cash deposit, expires upon the closing of the associated CDO which we anticipate will occur in the fourth quarter of fiscal 2007.

We are party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing these statements, we must make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for possible losses, deferred tax assets and liabilities and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our Annual Report on Form 10-K for fiscal 2006, at Note 2 of the “Notes to Consolidated Financial Statements.”

Recently Issued Financial Accounting Standards

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115", which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS, 157, “Fair Value Measurements,” or SFAS 157, which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by us in the first quarter of our fiscal year 2009. We are currently determining the effect, if any, the adoption of SFAS 157 will have on our financial statements.

(Back to Index)
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

On July 13, 2006, the FASB issued Interpretation, or FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the first fiscal year beginning after December 15, 2006 with early adoption permitted if no interim financial statements have been issued. We will not elect for early adoption of FIN 48; accordingly, the provisions of FIN 48 will be implemented in the quarter ending December 31, 2007. We are currently determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

(Back to Index)
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

The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred at March 31, 2007. We analyze only the potential impacts of hypothetical assumptions. Our analysis does not consider other possible effects that could impact our business.

Financial Fund Management

At March 31, 2007, we had three outstanding secured warehouse facilities to purchase bank loans with balances of $90.2 million, $129.2 million and $275.8 million at interest rates of 4.78%, 5.95% and 4.58%, respectively. A hypothetical 10% change in the interest rates on these facilities would change our annual interest expense by a total of approximately $735,000 based on projected CDO execution dates.

Real Estate

Portfolio Loans and Related Senior Liens. As of March 31, 2007, we believe that none of the three loans held in our portfolio that have senior liens are sensitive to changes in interest rates since:

•
the loans are subject to forbearance or other agreements that require all of the operating cash flow from the properties underlying the loans, after debt service on senior lien interests, to be paid to us and therefore are not currently being paid based on the stated interest rates of the loans;

•	the senior lien interests ahead of our interests are at fixed rates and are not subject to interest rate fluctuation that would affect payments to us; and

•
each loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flows were to exceed the interest due, as originally underwritten.

FIN 46-R Loans. One mortgage that we consolidate at March 31, 2007 as a result of FIN 46-R is at a fixed interest rate and, therefore, not subject to interest rate fluctuations.

Commercial Finance

At March 31, 2007, we had $71.5 million of borrowings outstanding under a secured revolving credit facility at an interest rate of 6.89%. A hypothetical 10% change in the interest rate on this facility would change our annual interest expense by $311,000. In addition, we had $102.1 million of outstanding borrowings under a secured revolving credit facility with Morgan Stanley at March 31, 2007. This facility is not subject to fluctuation in the interest rates because we have entered into interest rate swap agreements which fix the interest rate.

(Back to Index)

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

During the three months ended March 31, 2007, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)
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

ITEM 6. EXHIBITS

Exhibit No.         Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
10.14	Form of Stock Award Agreement (2)
10.16
U.S. $250,000,000 Receivables Loan and Security Agreement, dated as of October 31, 2006, among Resource Capital Funding II, LLC, as the Borrower, and LEAF Financial Corporation, as the Servicer, and Morgan Stanley Bank, as a Lender and Collateral Agent, and U.S. Bank National Association, as the Custodian and the Lender’s Bank and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the Backup Servicer. (3)

10.16(a)	First Amendment to Receivables Loan and Security Agreement, dated as of October 31, 2006. (3)
10.16(b)	Purchase and Sale Agreement, dated as of October 31, 2006. (3)
10.16(c)	First amendment to Purchase and Sale Agreement, dated as of December 21, 2006. (3)
10.16(d)	Morgan Stanley Bank, Fee Letter, dated October 31, 2006 (3)
10.17	Second Amendment to Credit Agreement, dated December 2006, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (3)
10.17(c)	Third Amendment to Credit Agreement, dated March 14, 2007, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank.
10.18
Limited Liability Company Agreement of LEAF Ventures, LLC, dated March 2007, between LEAF Financial Corporation and Crit DeMent, Miles Herman, Robert Moskovitz, David English, Matthew Goldenberg and Nicholas Capparelli.

10.19	Credit Agreement, dated March 15, 2007, between Merit Capital Advance, LLC and Deutsche Bank AG Cayman Islands
10.19(a)	Limited Liability Company Agreement of Merit Capital Advance, LLC, dated March 15, 2007.
10.19(b)	Merit Capital Advance, LLC 15% Subordinated Convertible PIK Note, dated March 15, 2007.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Report on Form 8-K filed on February 15, 2005 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and by this reference incorporated herein.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: May 4, 2007	By: /s/ Steven J. Kessler
STEVEN J. KESSLER
Executive Vice President and Chief Financial Officer

Date: May 4, 2007	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

(Back to Index)