Form 10-Q
period 2007-06-30
RESOURCE AMERICA INC
filed 2007-08-09
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of outstanding shares of the registrant’s common stock on August 1, 2007 was 17,499,199.

(Back to Index)
RESOURCE AMERICA, INC. AND SUBSIDIARIES

(Back to Index)

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007	September 30, 2006
	(unaudited)
ASSETS
Cash	$17,169	$37,622
Restricted cash	15,906	8,103
Receivables	15,671	2,312
Receivables from managed entities	22,579	8,795
Investments in commercial finance	313,900	108,850
Loans held for investment	414,290	69,314
Investments in real estate	47,097	50,104
Investment securities available-for-sale	67,487	64,857
Investments in unconsolidated entities	35,039	26,626
Property and equipment, net	11,725	9,525
Deferred income taxes	18,577	6,408
Goodwill	12,692	−
Other assets	27,599	24,237
Total assets	$1,019,731	$416,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$59,142	$29,526
Payables to managed entities	950	1,579
Borrowings	748,631	172,238
Deferred income tax liabilities	3,246	10,746
Minority interests	8,750	9,602
Total liabilities	820,719	223,691

Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 26,702,748 and 26,401,708 shares issued, respectively	267	264
Additional paid-in capital	264,461	259,882
Retained earnings	36,268	25,464
Treasury stock, at cost; 9,207,618 and 9,110,290 shares, respectively	(99,522)	(96,960)
ESOP loan receivable	(446)	(465)
Accumulated other comprehensive (loss) income	(2,016)	4,877
Total stockholders’ equity	199,012	193,062
	$1,019,731	$416,753

See accompanying notes to consolidated financial statements

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Financial fund management	$19,094	$7,376	$47,511	$20,669
Real estate	7,008	4,500	18,580	18,360
Commercial finance	12,808	5,885	28,461	16,483
	38,910	17,761	94,552	55,512
COSTS AND EXPENSES
Financial fund management	5,925	2,700	15,878	7,764
Real estate	3,971	3,286	10,179	8,265
Commercial finance	5,416	3,911	13,607	10,382
General and administrative	3,526	2,127	9,114	7,588
Depreciation and amortization	728	681	2,156	2,355
	19,566	12,705	50,934	36,354
OPERATING INCOME	19,344	5,056	43,618	19,158

OTHER INCOME (EXPENSE)
Interest expense	(10,176)	(1,894)	(22,461)	(5,559)
Minority interests	(980)	(465)	(2,255)	(1,236)
Other income, net	2,079	809	6,418	3,644
	(9,077)	(1,550)	(18,298)	(3,151)
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	10,267	3,506	25,320	16,007
Provision for income taxes	4,312	393	9,477	2,579
Income from continuing operations before cumulative effect of a change in accounting principle	5,955	3,113	15,843	13,428
(Loss) income from discontinued operations, net of tax	(1,450)	(113)	(1,506)	977
Cumulative effect of a change in accounting principle, net of tax	−	−	−	1,357
NET INCOME	$4,505	$3,000	$14,337	$15,762

Basic earnings per common share:
Continuing operations	$0.34	$0.18	$0.91	$0.76
Discontinued operations	(0.08)	(0.01)	(0.09)	0.05
Cumulative effect of accounting change	−	−	−	0.08
Net income	$0.26	$0.17	$0.82	$0.89
Weighted average shares outstanding	17,569	17,536	17,463	17,727

Diluted earnings per common share:
Continuing operations	$0.31	$0.16	$0.83	$0.70
Discontinued operations	(0.07)	−	(0.08)	0.05
Cumulative effect of accounting change	−	−	−	0.07
Net income	$0.24	$0.16	$0.75	$0.82
Weighted average shares outstanding	19,210	19,107	19,215	19,191

Dividends declared per common share	$0.07	$0.06	$0.20	$0.18

See accompanying notes to consolidated financial statements

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
NINE MONTHS ENDED JUNE 30, 2007
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	ESOP Loan Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance, October 1, 2006	$264	$259,882	$25,464	$(96,960)	$(465)	$4,877	$193,062
Net income	-	-	14,337	-	-	-	14,337	$14,337
Treasury shares issued	-	394	-	215	-	-	609	−
Stock-based compensation	-	685	-	-	-	-	685	−
Restricted stock awards	-	689	-	-	-	-	689	−
Issuance of common shares	3	924	-	-	-	-	927	−
Tax benefit from employee stock options	−	1,887	−	−	−	−	1,887	−
Purchase of treasury shares	-	-	-	(2,777)	-	−	(2,777)	−
Other comprehensive loss, net	-	-	-	−	-	(6,893)	(6,893)	(6,893)
Cash dividends	-	-	(3,533)	-	-	-	(3,533)	−
Repayment of ESOP loan	-	-	-	-	19	-	19	−
Balance, June 30, 2007	$267	$264,461	$36,268	$(99,522)	$(446)	$(2,016)	$199,012	$7,444

See accompanying notes to consolidated financial statements

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,337	$15,762
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of a change in accounting principle, net of tax	−	(1,357)
Depreciation and amortization	2,712	2,355
Discount on receivables from managed entities	344	−
Equity in earnings of unconsolidated entities	(11,637)	(6,497)
Minority interests	2,255	1,236
Distributions from unconsolidated entities	12,995	9,824
Loss (income) from discontinued operations	1,506	(977)
Gain on sale of assets	(6,783)	(6,971)
Deferred income tax (benefit) provision	(6,884)	1,981
Non-cash compensation on long-term incentive plans	1,983	1,346
Non-cash compensation issued	1,630	1,614
Non-cash compensation received	(1,550)	(1,259)
Increase in commercial finance investments	(137,620)	(49,444)
Changes in operating assets and liabilities	(1,734)	(15,999)
Net cash used in operating activities of continuing operations	(128,446)	(48,386)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,406)	(3,674)
Payments received on real estate loans and real estate	15,703	30,623
Investments in real estate	(16,245)	(32,531)
Purchase of investments	(19,821)	(34,380)
Proceeds from sale of investments	6,158	5,415
Increase in restricted cash	(7,166)	−
Net cash paid for acquisition	(20,708)	−
Increase in other assets	(3,423)	(1,676)
Net cash used in investing activities of continuing operations	(48,908)	(36,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	559,278	397,187
Principal payments on borrowings	(395,169)	(336,925)
Dividends paid	(3,533)	(3,206)
Distributions paid to minority interest holders	(2,040)	(1,274)
Proceeds from issuance of stock	927	125
Purchase of treasury stock	(2,777)	(13,458)
Tax benefit from the exercise of stock options	1,887	−
Net cash provided by financing activities of continuing operations	158,573	42,449
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(527)	13
Investing activities	−	39,842
Financing activities	(1,145)	−
Net cash (used in) provided by discontinued operations	(1,672)	39,855
Net cash retained by entities previously consolidated	−	(3,825)
Decrease in cash	(20,453)	(6,130)
Cash at beginning of period	37,622	30,353
Cash at end of period	$17,169	$24,223

See accompanying notes to consolidated financial statements

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE 1 – MANAGEMENT’S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

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

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for certain financial fund management entities and LEAF Financial Corporation (“LEAF”) in which the senior executives of LEAF hold a 14.9% interest.

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

The consolidated financial statements and the information and tables contained in the accompanying notes as of June 30, 2007 and for the three and nine months ended June 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (“fiscal 2006”).  The results of operations for the three and nine months ended June 30, 2007 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2007 (“fiscal 2007”).

Certain reclassifications have been made to the fiscal 2006 consolidated financial statements to conform to the fiscal 2007 presentation.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended June 30,
	2007		2006
Cash paid during the period for:
Interest		$14,161	$7,610
Income taxes		$1,614	$3,053
Non-cash activities include the following:
Conversion of notes (see Note 4):
Increase in minority interest	$	−	$259
Net reduction of equity	$	−	$250
Transfer of loans held for investment (see Note 10):
Reduction of loans held for investment		$418,809	$219,448
Termination of associated secured warehouse credit facilities		$418,292	$219,474
Activity on secured warehouse facilities related to loans held for investment:
Purchase of loans		$881,126	$317,597
Borrowings to fund purchases		$763,226	$289,747
Proceeds from sale of loans		$78,576	$18,821
Principal payments on loans		$49,608	$6,702
Use of funds held in escrow for purchases of loans	$	−	$2,608
Gain on sale of loans	$	−	$281
Receipt of a note upon resolution of a real estate investment and a FIN 46-R asset	$	−	$5,000

Recently Issued Financial Accounting Standards

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”  This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting).  This SOP is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged (for the Company, its fiscal year beginning October 1, 2008).  The Company is currently evaluating the impact, if any, the adoption of SOP 07-1 may have on its financial statements.

In May 2007, the FASB issued Staff Position (“FSP”) FIN 46-R(7), “Application of FASB Interpretation 46-R to Investment Companies.”  FSP FIN 46-R(7) amends the scope of the exception to FIN 46-R to state that investments accounted for at fair value in accordance with investment company accounting are not subject to consolidation under FIN 46-R.  This interpretation is effective for fiscal years beginning on or after December 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  Certain consolidated subsidiaries currently apply the investment company accounting.  The Company is currently evaluating the impact, if any, the adoption of this interpretation will have on its financial statements.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recently Issued Financial Accounting Standards − (Continued)

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (for the Company, its fiscal year beginning October 1, 2007).  The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures.  SAB 108 is effective for the Company’s current fiscal year ending September 30, 2007.  The Company does not believe adoption of SAB 108 will have a material impact on the its consolidated financial statements.

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
June 30, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of periodic temporary investments of cash and cash equivalents.  The Company places its temporary cash investments in high-quality, short-term money market instruments and deposits with high-quality financial institutions and brokerage firms.  At June 30, 2007, the Company had $24.0 million in deposits at various banks, of which $20.9 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such investments.

NOTE 3 − COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources.  These changes, other than net income, are referred to as “other comprehensive income” and for the Company include changes in the fair value, net of reclassification adjustments for realized gains/losses and taxes, of its investment securities available-for-sale and derivative instruments that qualify as cash flow hedges.

Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange for the period.  The resulting translation adjustment is also included in comprehensive income.

The following table reflects the changes in comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$4,505	$3,000	$14,337	$15,762
Other comprehensive income:
Unrealized (losses) gains on investment securities available-for-sale, net of tax (1) of $(3,137), $(700), $(3,571) and $370	(4,332)	(831)	(5,505)	349
Less: reclassification for gains realized in net income, net of tax of $363, $5, $1,269 and $5	(501)	(8)	(1,753)	(8)
	(4,833)	(839)	(7,258)	341
Unrealized gains on hedging contracts, net of tax (1) of $383, $0, $199 and $0	530	−	275	−
Foreign currency translation (loss) gain	(133)	−	90	−
Comprehensive income	$69	$2,161	$7,444	$16,103

(1)	Reflects the cumulative adjustment for changes in the Company’s effective tax rate through the respective periods presented.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 3 − COMPREHENSIVE INCOME − (Continued)

The Company had no cash flow hedge activity in fiscal 2006.  During fiscal 2007, the changes in accumulated other comprehensive income associated with cash flow hedge activities (see Note 11) were as follows (in thousands):

	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
Balance at beginning of period	$(255)	$	−
Current period changes in fair value, net of tax of $383 and $199	530		275
Balance at June 30, 2007	$275		$275

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

Diluted income from continuing operations and diluted net income for the nine months ended June 30, 2006 includes $35,000 of minority interest, net of tax, related to the assumed conversion of notes into LEAF common stock.  These notes were converted on February 1, 2006 and, accordingly, minority interest for subsequent periods has been reflected in reported operating results.

The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Shares(1)
Basic shares outstanding	17,569	17,536	17,463	17,727
Dilutive effect of stock options and other equity awards	1,641	1,571	1,752	1,464
Dilutive shares outstanding	19,210	19,107	19,215	19,191

(1)
As of June 30, 2007, options to purchase 57,500 shares were outstanding but were excluded from the computation of Diluted EPS as their effect would have been antidilutive.  The exercise prices on those options ranged from $24.28 to $27.84 per share.  As of June 30, 2006, options to purchase 20,000 shares at an exercise price of $20.19 per share were determined to be antidilutive.

NOTE 5 − INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	June 30,	September 30,
	2007	2006
Notes receivable, net	$187,306	$74,864
Direct financing leases, net	125,805	32,275
Assets subject to operating leases, net of accumulated depreciation of $19 and $46	789	1,711
Investments in commercial finance	$313,900	$108,850

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 5 − INVESTMENTS IN COMMERCIAL FINANCE − (Continued)

The components of direct financing leases are as follows (in thousands):

	June 30,	September 30,
	2007	2006
Total future minimum lease payments receivable	$139,431	$37,398
Initial direct costs, net of amortization	1,578	598
Unguaranteed residual	1,040	362
Unearned income	(16,244)	(6,083)
Investments in direct financing leases	$125,805	$32,275

Although the terms of the leases and notes extend over many years, the Company routinely sells without recourse the leases and notes it acquires or originates to investment entities it manages shortly after their acquisition or origination in accordance with agreements with each party.  As a result of these routine sales of leases and notes as well as the Company’s credit evaluations, management concluded that no allowance for loan and lease losses was deemed necessary at June 30, 2007.

Acquisition of Leasing Division of Pacific Capital Bank

On June 19, 2007, LEAF acquired the leasing division of Pacific Capital Bank, N.A. (“PCB”) based in Santa Barbara, CA.  The acquisition included a portfolio of small ticket leases and loans, customer lists, a lease origination team (20 persons), business platform and other intangibles and significantly expanded LEAF’s third-party lease origination capability and assets under management.  LEAF will continue to operate the third-party business from Santa Barbara, CA to originate lease assets for the investment partnerships it sponsors.

In conjunction with the PCB acquisition, LEAF assigned to its investment partnerships the rights to acquire $201.7 million of PCB’s leases and notes.  The total purchase price for PCB of $282.2 million has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of the acquisition.  Management is in the process of evaluating the deferred income tax consequences of the acquisition and the allocation of the acquired goodwill and other intangibles.  This acquisition did not trigger the requirements of furnishing pro-forma financial information as governed by Securities and Exchange Commission Regulation S-X.

LEAF funded its $80.5 million portion of the acquisition with $59.8 million of borrowings under a new $100.0 million short-term revolving credit facility (see Note 10) and with $20.7 million of cash.  The following table summarizes the preliminary allocation of estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Amount
Leases and notes	$67,816
Goodwill, customer lists, business platform and other intangibles	12,692
Acquired by LEAF	80,508
Leases and notes acquired by LEAF’s investment partnerships	201,665
Total purchase price, including acquisition costs	$282,173

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 6 − LOANS HELD FOR INVESTMENT

The Company typically funds the initial acquisition of portfolio assets for issuers of collateralized debt obligations (“CDOs”) it sponsors through a secured warehouse credit facility prior to closing the offering of the CDO.  In those transactions in which the Company is deemed to be the primary beneficiary (as defined by FIN 46-R), the assets and liabilities of the CDO issuer are consolidated.  Upon the execution of the CDO, the warehouse facility is refinanced (see Notes 10 and 16) through the issuance of CDOs and the CDO issuer is no longer consolidated with the Company.

The following is a summary of the secured bank loans held for investment by CDO issuers that the Company consolidates in accordance with FIN 46-R (in thousands):

	June 30,	September 30,
	2007	2006
Principal	$412,604	$69,312
Unamortized premium	1,829	18
Unamortized discount	(143)	(16)
Loans held for investment (see Notes 10 and 16)	$414,290	$69,314

At June 30, 2007, the portfolio of secured bank loans consisted of floating rate loans at various London Inter-Bank Offered Rates (“LIBOR”), including European LIBOR rates, plus 1.38% to 8.50%, with maturity dates ranging from December 2007 to June 2022.  At September 30, 2006, the portfolio consisted of floating rate loans at various LIBOR rates plus 1.75% to 4.25%, with maturity dates ranging from October 2012 to March 2016.  There were no fixed rate loans at June 30, 2007 or September 30, 2006.

All of the loans held for investment were current with respect to their scheduled payments of principal and interest.  In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred.  Accordingly, as of June 30, 2007, management of the Company determined that no allowance for possible loan losses was needed.

NOTE 7 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	June 30,		September 30,
	2007	2006	2006
Real estate loans:
Balance, beginning of period	$28,739	$25,923	$25,923
New loans	−	5,000	5,109
Additions to existing loans	42	2,338	2,310
Collection of principal	(3,374)	(2,846)	(5,068)
Other	576	382	465
Balance, end of period	25,983	30,797	28,739
Real estate:
Ventures	9,681	9,643	9,519
Owned, net of accumulated depreciation of $2,028, $1,638 and $1,736	12,203	12,512	12,616
Total real estate	21,884	22,155	22,135
	47,867	52,952	50,874
Allowance for loan losses	(770)	(770)	(770)
Investments in real estate	$47,097	$52,182	$50,104

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 8 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company’s investment securities available-for-sale are carried at fair value based on market quotes.  Unrealized gains or losses, net of tax, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

The Company has invested in two affiliated publicly-traded companies, Resource Capital Corp. (“RCC”) (NYSE: RSO), and The Bancorp, Inc. (“TBBK”) (Nasdaq: TBBK), in addition to its investments in CDO securities, as follows (in thousands):

	June 30,	September 30,
	2007	2006
Investment in RCC, including net unrealized losses of $1,959 and net unrealized gains of $879	$27,071	$29,588
Investment in TBBK, including net unrealized gains of $2,089 and $5,696	3,763	9,132
Investments in CDO securities, including net unrealized losses of $7,908 and $1,471	36,653	26,137
Investment securities available-for-sale	$67,487	$64,857

RCC is a specialty finance real estate investment trust (“REIT”) that the Company sponsored in fiscal 2005.  The Company, through its indirect wholly-owned subsidiary, Resource Capital Manager, Inc. (“RCM”), provides investment management and administrative services to RCC under a management agreement between RCM and RCC.

The Company held approximately 1.9 million shares of RCC at June 30, 2007 and September 30, 2006.  In addition, the Company held options to acquire 2,166 shares (at an average price per share of $15.00) and warrants to acquire an additional 100,088 shares (at $15.00 per share) of RCC common stock at June 30, 2007 and September 30, 2006.

The Company held 168,290 and 358,290 shares of TBBK at June 30, 2007 and September 30, 2006, respectively.  During the three and nine months ended June 30, 2007, the Company sold 60,000 and 190,000 its shares of its TBBK stock for $1.5 million and $4.8 million, respectively, and realized gains of $864,000 and $3.0 million, respectively (see Note 15).  Included in other assets are an additional 123,719 shares of TBBK that are held in a supplemental employment retirement plan for the Company’s former Chief Executive Officer.

Investments in CDO securities represent investments in the CDO issuers that the Company has sponsored and manages.  Investments in 17 and 10 CDOs at June 30, 2007 and September 30, 2006, respectively, were held directly through the Company’s financial fund management entities and indirectly through the consolidation of the Structured Finance Fund partnerships (“SFF Funds”), which held investments in four of the CDOs totaling $9.7 million as of June 30, 2007.  Interests owned by third parties of the SFF Funds are reflected as a minority interest holding on the consolidated balance sheet and totaled $7.6 million as of June 30, 2007.

Certain of these investment securities available-for-sale collateralize the Company’s revolving credit facility with Commerce Bank, N.A. (see Note 10).

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 9 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, including partnerships and tenant-in-common (“TIC”) programs, which it manages under long-term management agreements or similar arrangements.  These investments are accounted for using the equity method because of the Company’s ability to exercise significant influence over their operating and financial decisions.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	June 30,	September 30,	Range of Combined
	2007	2006	Partnership Interests
Trapeza entities	$15,729	$15,007	13% to 50%
Financial fund management partnerships	6,673	5,772	10%
Real estate investment partnerships	5,103	3,927	5% to 10%
Commercial finance investment partnerships	2,177	1,353	1% to 5%
TIC property interests (1)	5,357	567	N/A
Investments in unconsolidated entities	$35,039	$26,626

(1)	As of June 30, 2007, the Company held an interest in one TIC property.

Trapeza entities

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

The Company has equity interests of 50% and 33.33% in the managers of the Trapeza CDO entities, Trapeza Capital Management, LLC and Trapeza Management Group, LLC, respectively.  The Company does not consolidate these entities since it does not have control over them.  The following summarizes the operating data for these entities (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Trapeza Capital Management, LLC
Management fees	$2,648	$1,709	$10,322	$5,004
Operating expenses	(585)	(514)	(2,256)	(1,183)
Other expense	(69)	(13)	(57)	(113)
Net income	$1,994	$1,182	$8,009	$3,708

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Trapeza Management Group, LLC
Management fees	$679	$680	$2,039	$2,044
Operating expenses	(51)	(51)	(168)	(201)
Other expense	(1)	(20)	(18)	(54)
Net income	$627	$609	$1,853	$1,789

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 10 – BORROWINGS

The credit facilities of the Company, as well as those of the financial fund management CDO issuers that the Company consolidates under FIN 46-R, and related borrowings outstanding are as follows:

	As of June 30, 2007		Balance at
	Amount of Facility	Balance	September 30, 2006
	(in millions)	(in thousands)	(in thousands)
Financial fund management - Secured warehouse credit facilities consolidated under FIN 46-R	$539.0	$209,855	$ −
	400.0	204,376	2,900
	−	−	66,397
	$939.0	414,231	69,297

Commercial finance - Secured revolving credit facilities	$100.0	66,500	−
	33.0	−	−
	250.0	117,192	−
	150.0	97,300	86,400
	$533.0	280,992	86,400

Corporate– Secured revolving credit facilities	$50.0	28,500	−
	14.0	7,500	−
	$64.0	36,000	−

Other debt		17,408	16,541
Total borrowings outstanding		$748,631	$172,238

Financial fund management - Secured warehouse credit facilities

The Company is a party to various warehouse credit agreements for facilities which provide funding for the purchase of bank loans in the U.S. and Europe.  Borrowings under these facilities are consolidated by the Company in accordance with FIN 46-R while the assets accumulate on the CDO.  Upon the closing of the CDO, the facility is terminated and the interest is paid.  The following facilities were in place as of at June 30, 2007:

    In January 2007, a EUR 400.0 million (approximately $539.0 million at June 30, 2007) facility was opened with affiliates of Morgan Stanley Bank (“Morgan Stanley”).  The associated CDO is anticipated to close in fiscal 2008.  The interest rate is European LIBOR plus 75 basis points.  The facility provides for a guarantee by the Company as well as an escrow deposit (see Note 16).  Average borrowings for the three and nine months ended June 30, 2007 were $141.6 million and $58.5 million, respectively, at average interest rates of 4.98% and 4.94%, respectively.

    In August 2006, a facility was opened with affiliates of Credit Suisse Securities (USA) LLC (“Credit Suisse”) for up to $400.0 million.  The associated CDO is anticipated to close in fiscal 2008.  The interest rate is LIBOR plus 62.5 basis points.  The facility provides for a guarantee by the Company as well as an escrow deposit (see Note 16).  Average borrowings for the three and nine months ended June 30, 2007 were $167.1 million and $125.0 million, respectively, at an average interest rate of 5.98%.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 10 – BORROWINGS − (Continued)

Commercial finance - Secured revolving credit facilities

In June 2007, LEAF entered into a $100.0 million short-term revolving credit facility with a commercial bank that will be repaid by the August 31, 2007 expiration date.  Interest is charged at one of three rates:  (i) LIBOR plus 1.75%, (ii) one-month LIBOR divided by the sum of 1 minus the LIBOR reserve percent, plus 1.75%; and (iii) the higher of the lender’s base rate or the federal funds rate plus 50 basis points.  Weighted average borrowings were $6.0 million and $2.0 million for the three and nine months ended June 30, 2007, respectively, at an effective interest rate of 7.34%.

In March 2007, a $33.0 million credit facility was opened with a financial institution to fund advances on business credit card receipts in connection with a new subsidiary formed by LEAF, Merit Capital Advance, LLC (“Merit”).  Interest is charged at a rate of LIBOR plus 8.5%.  The facility terminates in September 2008 with an option to extend for additional one-year periods at the discretion of the lender.  The assets of a newly-formed subsidiary of LEAF collateralize the borrowings (see “Other debt–subordinated note”).

    In December 2006, LEAF assumed an unused $250.0 million line of credit with Morgan Stanley from RCC.  As part of the agreement, LEAF reimbursed RCC $125,000 for the commitment fees it had paid and assumed a liability for an additional $725,000 of commitment fees and other costs.  The facility is non-recourse to the Company and expires in October 2009.  The underlying equipment being leased or financed collateralizes the borrowings.  Interest is charged at one of two rates based on the utilization of the facility:  (i) one-month LIBOR plus 60 basis points on borrowings up to $100.0 million and (ii) one-month LIBOR plus 75 basis points on borrowings in excess of $100.0 million.  Interest and principal payments are due monthly.  The Company utilizes interest rate swap agreements to mitigate fluctuations in LIBOR (see Note 11).  The swap agreements terminate at various dates ranging from November 2011 to November 2020.  Weighted average borrowings were $117.1 million and $66.1 million for the three and nine months ended June 30, 2007, respectively, at effective interest rates of 5.98% and 5.94%, respectively.

In July 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009.  Interest is charged at one of two rates: (i) LIBOR plus 150 basis points, or (ii) the prime rate.  The underlying equipment being leased or financed collateralizes the borrowings.  Weighted average borrowings were $68.4 million and $82.8 million for the three and nine months ended June 30, 2007, respectively, at effective interest rates of 7.41% and 7.47%, respectively.  For the three and nine months ended June 30, 2006, weighted average borrowings were $37.6 million and $47.4 million, respectively, at effective interest rates of 7.56% and 7.01%, respectively.

Corporate – Secured revolving credit facilities

    Commerce Bank, N.A.  In May 2007, the Company entered into a $75.0 million revolving credit facility with Commerce Bank, N.A. expiring on May 23, 2012 which replaced an existing $25.0 million facility.  Up to $7.5 million of borrowings may be in the form of standby letters of credit.  Borrowings are secured by a first priority security interest in certain assets of the Company and certain subsidiary guarantors, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDOs, (ii) a pledge of 153,758 shares of TBBK, and (iii) the pledge of an aggregate of 1,224,036 shares of RCC.  Availability under the facility is limited to the lesser value of (a) 75% of the net present value of future management fees to be earned plus 70% of the market value of the listed stock pledged or (b) $75.0 million.  Borrowing base availability was limited to $50.0 million until July 17, 2007, when it was increased to $75.0 million with the addition of U.S. Bank, N.A. as a participating lender.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 10 – BORROWINGS − (Continued)

Corporate – Secured revolving credit facilities − (Continued)

Borrowings bear interest at one of two rates at the Company’s election: (i) the prime rate, as published in the Wall Street Journal, plus 1%; or (ii) LIBOR plus 2.25%.  Average borrowings were $3.0 million and $1.0 million for the three and nine months ended June 30, 2007, respectively, at an average rate of 9.25%.  Additionally, the Company is required to pay an unused facility fee of 25 basis points per annum, payable quarterly in arrears.  As of June 30, 2007, availability on this line was $21.3 million.

Sovereign Bank.  The Company has a $14.0 million revolving line of credit with Sovereign Bank that expires in July 2009.  The facility is secured by certain real estate collateral and certain investment securities available-for-sale.  Availability, limited based on the value of the collateral, was $3.8 million and $11.4 million, respectively, as of June 30, 2007 and September 30, 2006.

Interest is charged at one of two rates elected at the Company’s option:  (i) LIBOR plus 200 basis points, or (ii) the prime rate.  Weighted average borrowings were $6.8 million and $3.4 million for the three and nine months ended June 30, 2007, respectively, at effective interest rates of 7.47% and 7.64%, respectively.

Other debt

Subordinated note.  In March 2007, LEAF borrowed $1.5 million from a financial institution in the form of a subordinated convertible note.  Interest at a rate of 15% will be added to the outstanding principal balance.  The note matures in September 2008 and is convertible on or after September 15, 2007 into a 50% ownership interest in a newly-formed subsidiary of LEAF.

Annual principal payments on the Company’s aggregate borrowings over the next five years ending June 30 and thereafter are as follows (in thousands):

2008	$215,697	(1)
2009	46,941
2010	58,561
2011	573
2012	12,099
Thereafter	529
	$334,400

(1)
Excludes $414.2 million related to borrowings under financial fund management secured warehouse credit facilities that will be transferred to the CDO issuer upon the closing of the associated CDO and will not have to be repaid by the Company.

Financial fund management − terminated warehouse credit facilities

A EUR 300.0 million facility with affiliates of Credit Suisse International was terminated in May 2007.  The interest rate was at European LIBOR plus 65 basis points.  Weighted average borrowings were $162.0 million and $153.1 million, at effective interest rates of 4.65% and 4.44% for the three and nine months ended June 30, 2007, respectively.

In January 2007, a $350.0 million facility with affiliates of Credit Suisse, which had outstanding borrowings of $149.3 million, was transferred to and assumed by RCC; accordingly, the escrow deposit was returned with interest to the Company.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 10 – BORROWINGS − (Continued)

Covenants

At June 30, 2007, the Company was in compliance with all of the financial covenants under its various debt agreements.  These financial covenants are customary for the type and size of the related debt facilities and include minimum equity requirements as well as specified debt service coverage and leverage ratios.

NOTE 11 – DERIVATIVE INSTRUMENTS

The Company has implemented a hedging strategy using derivative financial instruments including interest rate swaps designated as a cash flow hedge for the LEAF facility with Morgan Stanley.  The Company does not use derivative financial instruments for trading or speculative purposes.  The Company manages the default credit risk in these derivative transactions by dealing exclusively with investment-grade rated counterparties.

Before entering into a derivative transaction for hedging purposes, the Company determines whether a high degree of effectiveness exists such that a change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability.  The effectiveness of each hedge is measured throughout the hedge period.  Any hedge ineffectiveness, as defined by GAAP, will be recognized in the consolidated statements of operations.  No gain or loss was recognized during the three and nine months ended June 30, 2007 for hedge ineffectiveness.  There can be no assurance that the Company’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates, or that the costs of hedging will not exceed the benefits.

    At June 30, 2007, the notional amount of the interest rate swaps was $115.6 million.  Assuming market rates remain constant with the rates at June 30, 2007, $178,000 of net gains in accumulated other comprehensive income are projected to be recognized in earnings over the next 12 months.

NOTE 12 – STOCK-BASED COMPENSATION

Employee stock options

The Company follows SFAS 123R, “Accounting for Stock-Based Compensation” as revised.  Accordingly, employee stock option grants are being expensed over their respective vesting periods, based on the estimated fair value of each award as determined on the date of grant.  The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended June 30,
	2007	2006
Fair value of stock options granted	$10.59	$14.72
Expected life (years)	6.25	6.25
Expected stock volatility	31.49%	27.75%
Risk-free interest rate	4.72%	3.97%
Dividend yield	1.31%	1.26%

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 12 – STOCK-BASED COMPENSATION − (Continued)

Transactions involving employee stock options and restricted stock for the nine months ended June 30, 2007 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock Options Outstanding
Outstanding – October 1, 2006	3,641,096	$7.77
Granted	57,500	$25.33
Exercised	(279,316)	$3.31
Forfeited	(1,000)	$20.19
Outstanding - end of period	3,418,280	$8.43	5.01	$41,917,948
Exercisable - end of period	3,095,723	$7.41	4.71	$40,857,664

Stock Options and Restricted Stock Available for Grant
Available for grant – October 1, 2006	705,853
Options −
Granted	(57,500)
Forfeited	1,000
Restricted stock −
Issued	(129,446)
Forfeited	−
Available for grant − end of period	519,907

The following table summarizes the activity for unvested employee stock options and restricted stock during the nine months ended June 30, 2007:

	Shares	Weighted Average Grant Date Fair Value
Unvested Stock Options
Outstanding – October 1, 2006	374,554	$7.37
Granted	57,500	$10.28
Vested	(108,497)	$7.55
Forfeited	(1,000)	$14.72
Outstanding – end of period	322,557	$7.80

Shares
Unvested Restricted Stock
Outstanding – October 1, 2006	83,519
Issued	129,446
Vested	(20,873)
Forfeited	−
Outstanding – end of period	192,092

The $2.2 million of unamortized compensation cost at June 30, 2007, related to unvested stock options awards, is expected to be amortized over a weighted average period of 1.5 years.  The Company recorded option compensation expense for the three and nine months ended June 30, 2007 of $235,000 and $685,000, respectively.  Compensation expense was $284,000 and $831,000 for the three and nine months ended June 30, 2006, respectively.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 12 – STOCK-BASED COMPENSATION − (Continued)

Restricted stock

The Company values the restricted stock it issues based on the closing price of the underlying stock on the date of the grant.  In January 2007, the Company issued 129,446 shares of restricted stock valued at $3.4 million, which vest 25% on January 3, 2008 and 6.25% on a quarterly basis thereafter through January 3, 2011.  In January 2006, the Company had issued 83,519 shares of restricted stock valued at $1.4 million, which vest 25% per year commencing on January 3, 2007.  For the three and nine months ended June 30, 2007, the Company recorded compensation expense related to restricted stock of $303,000 and $690,000, respectively.

In April 2007, LEAF issued 135,000 shares of its restricted stock valued at $39,000, which vest 25% per year commencing on April 1, 2007.  In February 2006, LEAF issued 300,000 shares of its restricted stock valued at $69,000, which vest at 50% per year commencing on February 1, 2007.  In December 2006, 100,000 of these shares were forfeited.  In March 2007, a majority-owned subsidiary of LEAF issued 8% of its units valued at $53,000.  These units vest immediately, except for those issued to one holder whose units vest 25% per year commencing March 1, 2007.  The Company recorded compensation expense related to the LEAF restricted stock and subsidiary units of $45,000 and $62,000, for the three and nine months ended June 30, 2007, respectively, and $13,000 and $22,000 for the three and nine months ended June 30, 2006, respectively.

NOTE 13 – INCOME TAXES

The Company recorded the following provision for income taxes, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Provision for income taxes, at estimated effective rate	$4,312	$1,346	$10,634	$6,723
Deferred tax benefit	−	(1,024)	(58)	(1,024)
Net increase (decrease) in valuation allowance	−	71	(1,099)	(3,120)
Provision for income taxes	$4,312	$393	$9,477	$2,579

Net Operating Loss Carryforwards and Valuation Allowances.  The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse.  Based on its evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards (“NOLs”), to the extent that realizing these benefits is considered more likely than not.  The Company continually evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carryback years (if permitted) and the availability of tax planning strategies.  A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset.

During the nine months ended June 30, 2007, the Company estimated it would be able to utilize $13.0 million of its state and local NOLs prior to their expiration, and accordingly, reversed $1.1 million of the previously recorded valuation allowance associated with those NOLs.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 13 – INCOME TAXES − (Continued)

During the nine months ended June 30, 2006, the Company reversed a net of $3.1 million of the valuation allowance relating to approximately $34.0 million of other state and local NOLs.  In addition, the Company recorded a $1.0 million deferred tax asset associated with approximately $15.5 million of state and local NOLs which management had previously believed were unrealizable prior to their expiration.

Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize.  Furthermore, its estimate of the required valuation allowance could be adjusted in the future if estimates of taxable income are revised.

The Company is under examination by the Internal Revenue Service (“IRS”) for its 2004 and 2005 tax years.  At June 30, 2007, the Company recorded $970,000 of interest expense to discontinued operations associated with the 2004 tax assessment as a result of disallowed bad debt deductions taken on loans in its legacy portfolio.  In July 2007, the Company settled the 2004 examination and paid the tax assessment and interest.  The Company expects to file an NOL carryback claim for the 2004 tax year and anticipates recovering 100% of the tax assessment plus approximately $250,000 of interest as certain of the loans were resolved within the 2006 tax year.  The Company further anticipates that the 2005 examination will be concluded in fiscal 2008 and has recorded a liability and corresponding deferred tax asset for the proposed examination adjustments relating to similarly disallowed bad debt deductions taken in the 2005 tax year, including a $920,000 charge to discontinued operations for estimated interest expense (see Note 17).

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	June 30,	September 30,
	2007	2006
Receivables from managed entities and related parties:
Real estate investment partnerships and TIC property interests	$8,983	$952
Commercial finance investment partnerships	6,628	3,938
Financial fund management entities	4,486	2,064
RCC	2,117	1,409
Other	365	432
Receivables from managed entities and related parties	$22,579	$8,795
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$950	$1,325
Other	−	254
Payables to managed entities and related parties	$950	$1,579

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

The Company receives fees and expense reimbursements from several related/managed entities.  In addition, the Company reimburses another related entity for certain of its operating expenses.  The following table details these activities (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Financial fund management- fees from managed entities	$2,844	$2,395	$9,663	$6,639
Real estate– fees from investment partnerships and TIC property interests	3,089	2,213	6,911	8,133
Commercial finance− fees from investment partnerships	6,509	2,383	11,283	4,408
RCC:
Management, incentive and servicing fees	2,179	1,815	7,549	5,929
Reimbursement of expenses from RCC	(11)	559	1,263	1,087
Dividend income	794	687	2,368	2,013
Atlas America− reimbursement of net costs and expenses	225	281	868	958
Anthem Securities:
Payment of operating expenses	−	(287)	−	(620)
Reimbursement of costs and expenses	−	938	−	1,893
1845 Walnut Associates Ltd (1) - payment of rent and operating expenses	(76)	(112)	(347)	(351)
9 Henmar LLC– payment of broker/consulting fees	(176)	(175)	(392)	(419)
Ledgewood P.C. (2)– payment of legal services	(249)	(119)	(395)	(365)

(1)Relationship with 1845 Walnut Associates Ltd.  In March 2007, the Company sold 15% of its remaining 30% interest in a real estate partnership that owns the building, in which it also leases office space.  The Company received $2.9 million and recorded a gain of $2.7 million on the transaction.  In March 2006, the Company received $4.0 million plus a $200,000 note receivable from the sale of 20% of its interest in the same property, resulting in a $4.2 million gain.

(2)Relationship with Ledgewood P.C.  Jeffrey F. Brotman was the managing member of Ledgewood, which provides legal services to the Company, until March 2006.  Mr. Brotman remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of the Company.  In connection with his separation, Mr. Brotman will be receiving payments from Ledgewood through 2013.

Relationship with RAIT Financial Trust.  On March 30, 2007, the Company purchased a trust preferred security issued by an unrelated third party from RAIT Financial Trust (“RAIT”) (NYSE: RAS), a related party (see Note 15 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2006), for $19.7 million and sold the security to a warehouse facility for $20.0 million, thereby recognizing a gain of $300,000.  The Company is the collateral manager for this warehouse facility.

Transactions between LEAF and RCC.  LEAF originates and manages commercial finance assets on behalf of RCC.  The leases and notes are sold to RCC at book value plus an origination fee not to exceed 1%.  LEAF sold $2.4 million and $10.6 million of leases and notes to RCC during the three and nine months ended June 30, 2007, respectively.  For the three and nine months ended June 30, 2006, LEAF sold RCC $4.7 million and $62.0 million in leases and notes, respectively.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Transactions between LEAF and TBBK.  On June 15, 2007, Merit (a subsidiary of LEAF) entered into an agreement with TBBK under which TBBK provides banking and operational services to Merit.  As of June 30, 2007, no fees had been paid to TBBK.  In conjunction with this agreement, Merit has $2.3 million in cash on deposit at TBBK at June 30, 2007.

NOTE 15 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2007	2006		2007	2006
Gain on sale of TBBK stock	$864	$	−	$3,016	$	−
RCC dividends	794		687	2,368		2,013
Litigation settlement	−		−	−		1,188
Interest, dividends and other income	421		122	1,034		443
Other income, net	$2,079		$809	$6,418		$3,644

In fiscal 2002, the Company had charged operations $1.0 million for its maximum exposure relating to the settlement of a lawsuit.  One of the insurance carriers refused to participate in the settlement.  The Company thereafter filed an action seeking recovery on its policy with that carrier.  In the second quarter of fiscal 2006, the Company prevailed in its action against the carrier, received a $200,000 reimbursement and reversed the $1.0 million accrual.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are with recourse only to the properties securing them, subject to certain standard exceptions.  The Company has provided guarantees on these senior liens, TIC programs, and loans totaling $549.3 million which expire as the related indebtedness is paid down over the next ten years.

The Company, through its financial fund management subsidiary, has commitments to purchase equity in all of the CDOs which are currently in their warehouse stage.  The estimated equity commitments, approximately $17.6 million in the aggregate as of June 30, 2007, are contingent upon the successful completion of the respective CDOs which are anticipated over the next twelve months.  The amount of equity the Company actually purchases may be less than the originally estimated commitment.

A May 2007 engagement letter, in connection with a warehouse agreement with Morgan Stanley, provides for a guarantee by the Company of $6.0 million of potential losses on a portfolio of bank loans.  There were no borrowings outstanding under this facility as of June 30, 2007.  Outstanding borrowings were approximately $117.0 million at July 31, 2007.

The January 2007 warehouse agreement with Morgan Stanley provides for a guarantee by the Company of $14.3 million of potential losses on a portfolio of bank loans.  This guarantee, secured by a $4.0 million escrow deposit, expires upon the closing of the associated CDO which is anticipated in fiscal 2008 (see Note 10).

The August 2006 warehouse agreement with Credit Suisse provides for a guarantee by the Company of $10.0 million of potential losses on a portfolio of bank loans.  This guarantee, secured by a $5.0 million escrow deposit, expires upon the closing of the associated CDO which is anticipated in fiscal 2008 (see Note 10).

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 16 - COMMITMENTS AND CONTINGENCIES − (Continued)

A subsidiary of LEAF has a $33.0 million non-recourse line of credit with a financial institution that expires on September 15, 2008.  LEAF has committed to a 9.1% participation in the borrowings on this line of credit, to a maximum of $3.0 million.  As of June 30, 2007, there were no outstanding borrowings on this facility.

The Company is a party to various routine legal proceedings arising out of the ordinary course of its business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

NOTE 17 − DISCONTINUED OPERATIONS

Based on the Company’s intent to sell its interests in certain entities, the respective operations of these entities have been classified as discontinued and the related assets and liabilities have been classified as held for sale.  Included in other assets is a held for sale property valued at $931,000 million at June 30, 2007.

Losses from discontinued operations for the three and nine months ended June 30, 2007 primarily reflect the $1.9 million of interest assessments related to the 2004 and 2005 IRS tax examinations.  Loss on disposal for the three and nine months ended June 30, 2007 includes a $374,000 write-down to market value of the property held for sale.

Summarized discontinued operating results are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(Loss) income from discontinued operations before taxes	$(1,945)	$297	$(2,031)	$2,822
Loss on disposal	(286)	(443)	(286)	(1,267)
Benefit (provision) for income taxes	781	33	811	(578)
(Loss) income from discontinued operations, net of tax	$(1,450)	$(113)	$(1,506)	$977

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 18 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “All other” category.  Summarized operating segment data are as follows (in thousands):

Three Months Ended June 30, 2007	Financial fund management	Real estate	Commercial finance	All other (1)		Total
Revenues from external customers	$15,418	$6,974	$12,807	$	−	$35,199
Equity in earnings of unconsolidated entities	3,676	34	1		−	3,711
Total revenues	19,094	7,008	12,808		−	38,910
Segment operating expenses	(5,925)	(3,971)	(5,416)		−	(15,312)
Depreciation and amortization	(16)	(186)	(286)		(240)	(728)
Interest expense	(6,256)	(252)	(3,395)		(273)	(10,176)
Other expense, net	(211)	(6)	(103)		(1,127)	(1,447)
Minority interests	(664)	−	(316)		−	(980)
Income (loss) before intercompany interest expense and income taxes	6,022	2,593	3,292		(1,640)	10,267
Intercompany interest expense	(1,554)	−	(690)		2,244	−
Income from continuing operations before income taxes	$4,468	$2,593	$2,602		$604	$10,267

Three Months Ended June 30, 2006
Revenues from external customers	$4,385	$5,276	$5,891	$	−	$15,552
Equity in earnings (losses) of unconsolidated entities	2,991	(776)	(6)		−	2,209
Total revenues	7,376	4,500	5,885		−	17,761
Segment operating expenses	(2,700)	(3,286)	(3,911)		−	(9,897)
Depreciation and amortization	−	(151)	(364)		(166)	(681)
Interest expense	(882)	(64)	(915)		(33)	(1,894)
Other expense, net	(273)	(25)	(131)		(889)	(1,318)
Minority interests	(429)	−	(36)		−	(465)
Income (loss) before intercompany interest expense and income taxes	3,092	974	528		(1,088)	3,506
Intercompany interest expense	(2,543)	(59)	(397)		2,999	−
Income from continuing operations before income taxes	$549	$915	$131		$1,911	$3,506

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 18 − OPERATING SEGMENTS − (Continued)

Nine Months Ended June 30, 2007	Financial fund management	Real estate	Commercial finance	All other (1)		Total
Revenues from external customers	$35,770	$18,662	$28,483	$	−	$82,915
Equity in earnings (losses) of unconsolidated entities	11,741	(82)	(22)		−	11,637
Total revenues	47,511	18,580	28,461		−	94,552
Segment operating expenses	(15,878)	(10,179)	(13,607)		−	(39,664)
Depreciation and amortization	(44)	(549)	(920)		(643)	(2,156)
Interest expense	(13,184)	(774)	(8,076)		(427)	(22,461)
Other expense, net	(830)	87	(211)		(1,742)	(2,696)
Minority interests	(1,833)	−	(422)		−	(2,255)
Income (loss) before intercompany interest expense and income taxes	15,742	7,165	5,225		(2,812)	25,320
Intercompany interest expense	(4,500)	−	(1,739)		6,239	−
Income from continuing operations before income taxes	$11,242	$7,165	$3,486		$3,427	$25,320

Nine Months Ended June 30, 2006
Revenues from external customers	$12,113	$20,412	$16,490	$	−	$49,015
Equity in earnings (losses) of unconsolidated entities	8,556	(2,052)	(7)		−	6,497
Total revenues	20,669	18,360	16,483		−	55,512
Segment operating expenses	(7,764)	(8,265)	(10,382)		−	(26,411)
Depreciation and amortization	(15)	(453)	(1,406)		(481)	(2,355)
Interest expense	(2,363)	(198)	(2,913)		(85)	(5,559)
Other expense, net	(1,285)	(260)	(294)		(2,105)	(3,944)
Minority interests	(1,215)	−	(21)		−	(1,236)
Income (loss) before intercompany interest expense and income taxes	8,027	9,184	1,467		(2,671)	16,007
Intercompany interest expense	(2,543)	(453)	(1,112)		4,108	−
Income from continuing operations before income taxes	$5,484	$8,731	$355		$1,437	$16,007

Segment assets
June 30, 2007	$539,722	$144,622	$355,166	$(19,779)	$1,019,731
June 30, 2006	$257,663	$145,400	$109,344	$(14,476)	$497,931

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

Geographic Information.  Revenues generated from the Company’s European operations totaled $5.6 million and $11.2 million for the three and nine months ended June 30, 2007.  The Company, through the CDO issuers it sponsors and consolidates pursuant to FIN 46-R, began to acquire European bank loans in the fourth quarter of fiscal 2006.  Included in segment assets as of June 30, 2007 and 2006 were $229.2 million and $813,000, respectively, of European assets, primarily loans held for investment.

(Back to Index)

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                    RESULTS OF OPERATIONS  (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the period ended September 30, 2006.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Overview of the Three and Nine Months Ended June 30, 2007 and 2006

We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for our own account and for outside investors in the financial fund management, real estate and commercial finance sectors.  As a specialized asset manager, we develop investment funds in each sector in which outside investors invest along with us and for which we provide asset management services.  As of June 30, 2007, we managed $16.8 billion of assets.

We limit our fund development and asset management services to asset classes in which we have specific expertise.  We believe this strategy enhances the return on investment we can achieve for ourselves and for the investors in our funds.  In our financial fund management operations, the asset classes on which we concentrate are trust preferred securities of banks, bank holding companies, insurance companies, real estate investment trusts, or REITs, and other financial companies, bank loans, asset-backed securities, known as ABS (principally residential and commercial mortgage-backed securities), and structured finance securities.  In our real estate operations, we concentrate on investments in multi-family and commercial real estate and real estate mortgage loans including whole loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, and mezzanine loans.  In our commercial finance operations, we focus on originating small and middle-ticket equipment leases and commercial notes secured by business-essential equipment, including technology, commercial and industrial equipment and medical equipment.

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

        Recently, the credit markets in the United States and elsewhere have been subject to substantial volatility and reduction in liquidity, principally as a result of conditions in the residential mortgage sector, particularly in the sub-prime sector.  As of the date of this report, we have not been materially effected by this situation.  We discuss funding availability in Note 10 to the notes to our consolidated financial statements included in this report.

(Back to Index)
Assets Under Management

We increased our assets under management by $6.3 billion to $16.8 billion at June 30, 2007 from $10.5 billion at June 30, 2006.  The growth in our assets under management was the result of:

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

The following table sets forth information relating to our assets under management by operating segment and their growth from June 30, 2006 to June 30, 2007 (in millions):

	As of June 30,		Increase
	2007	2006	Amount	Percentage
Financial fund management	$14,211	$9,215	$4,996	54%
Real estate	1,497	707	790	112%
Commercial finance	1,069	549	520	95%
	$16,777	$10,471	$6,306	60%

Included in these assets at June 30, 2007 and 2006 were $13.5 billion and $7.6 billion of assets held through 30 and 18 issuers of collateralized debt obligations, or CDOs, we have sponsored, including $2.1 billion and $1.0 billion in six and three CDOs sponsored for RCC, respectively, and $1.4 billion held on warehouse facilities for CDOs which had not closed as of June 30, 2007 for which we have been engaged as the collateral manager.

Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, TIC property interests, a REIT, and other investment funds.  All of our operating segments manage assets on behalf of RCC.  The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships (1)	TIC Property Interests	Other Investment Funds
As of June 30, 2007
Financial fund management	28	12	−	−
Real estate	2	6	7	−
Commercial finance	−	3	−	1
	30	21	7	1
As of June 30, 2006
Financial fund management	18	11	−	−
Real estate	−	5	4	−
Commercial finance	−	2	−	2
	18	18	4	2

(1)	Includes one real estate investment program structured as a limited liability company.

(Back to Index)

The assets we manage are classified as follows (in millions):

	As of June 30, 2007
	Assets Held by Resource America		Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities			Total
Asset-backed securities	$	−	$5,048	$391	$	−		$5,439
Trust preferred securities		−	4,497	−		617		5,114
REIT trust preferred securities		−	−	−		267		267
Bank loans		−	1,858	938		509	(1)	3,305
Real properties		−	499	−		−		499
Mortgage and other real estate-related loans		99	−	899		−		998
Commercial finance assets		314	672	83		−		1,069
Private equity and hedge fund assets		−	86	−		−		86
		$413	$12,660	$2,311		$1,393		$16,777

(1)	Includes $414.3 million of bank loans which were reflected on our consolidated balance sheet at June 30, 2007, of which $209.9 million were European bank loans.

	As of June 30, 2006
	Assets Held by Resource America		Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total
Asset-backed securities	$	−	$2,642	$1,209	$325	$4,176
Trust preferred securities		−	3,537	−	279	3,816
Bank loans		−	389	605	171	1,165
Real properties		−	314	−	−	314
Mortgage and other real estate-related loans		100	−	293	−	393
Commercial finance assets		90	381	78	−	549
Private equity and hedge fund assets		−	58	−	−	58
		$190	$7,321	$2,185	$775	$10,471

Employees

As of June 30, 2007, we employed 391 persons full-time, an increase of 172, or 79%, from 219 employees at June 30, 2006.  The following table summarizes our employees by operating segment:

	Total	Financial Fund Management	Real Estate	Commercial Finance	Corporate/ Other
June 30, 2007
Investment professionals	129	43	31	53	2
Other	262	24	16	184	38
Total	391	67	47	237	40

June 30, 2006
Investment professionals	65	22	18	24	1
Other	154	17	9	99	29
Total	219	39	27	123	30

(Back to Index)

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Fund management revenues (1)	$21,553	$10,647	$47,982	$29,274
RCC management fees	2,016	1,223	5,749	3,389
Finance and rental revenues (2)	14,450	4,920	33,790	14,373
Gains on resolution of loans and other property interests (3)	280	135	2,991	4,584
Net gains on sale of TIC property interests (4)	229	199	315	795
Other (5)	382	637	3,725	3,097
	$38,910	$17,761	$94,552	$55,512

(1)
Includes fees earned from each of our financial fund management, real estate and commercial finance operations and our share of the income or loss from limited and general partnership interests we own in our financial fund management, real estate and commercial finance operations.

(2)Includes interest income on bank loans from our financial fund management operations, interest and accreted discount income from our real estate operations, interest and rental income from our commercial finance operations and revenues from certain real estate assets.

(3)Includes the resolution of loans we hold in our real estate segment.

(4)Reflects net gains (losses) recognized by our real estate segment on the sale of TIC property interests to outside investors.

(5)Includes the equity compensation we earned in connection with the formation of RCC and income realized from the disposition of leases and loans as well as other charges generated by our commercial finance operations.

A detailed discussion of the revenues generated by each of our business segments can be found under “Results of Operations:  Financial Fund Management”, “Real Estate” and “Commercial Finance.”

Results of Operations:  Financial Fund Management

We conduct our financial fund management operations through six principal subsidiaries:

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

•
Coredo Capital Management, LLC, or Coredo, which originates, structures, finances and manages trust preferred securities and other debt investments in real estate-related companies, including REITs, real estate operating companies and other companies.

•	Resource Financial Institutions Group, Inc., or RFIG, which serves as the general partner for four company-sponsored affiliated partnerships which invest in financial institutions.

(Back to Index)

      It is possible that due to volatility in the credit markets, our ability to obtain long-term CDO financing may be more difficult than it has been in the past and the terms may be less favorable.  This may effect our ability to sustain our historical growth in assets under management or in fee income.

       The following table sets forth information relating to assets managed by each of our principal financial fund management subsidiaries on behalf of institutional and individual investors and RCC (in millions):

	As of June 30, 2007
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total by Type
Apidos	$1,507	$938	$243	$2,688
Ischus	5,048	391	−	5,439
Trapeza	4,497	−	617	5,114
Resource Europe	351	−	266	617
Coredo	−	−	267	267
Other company-sponsored partnerships	86	−	−	86
	$11,489	$1,329	$1,393	$14,211

	As of June 30, 2006
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total by Type
Apidos	$389	$605	$171	$1,165
Ischus	2,642	1,209	325	4,176
Trapeza	3,537	−	279	3,816
Other company-sponsored partnerships	58	−	−	58
	$6,626	$1,814	$775	$9,215

In our financial fund management segment, we earn fees on assets managed on behalf of institutional and individual investors as follows:

•
Collateral management fees− We receive fees for managing the assets held by CDOs we sponsor.  These fees vary by CDO, with our annual fee ranging between 0.08% and 0.75% of the aggregate principal balance of the collateral securities owned by the CDO issuers; and

•
Administration fees − We receive fees for managing the assets held by partnerships sponsored by us and for managing their general operations.  These fees vary by limited partnership, with our annual fee ranging between 0.75% and 2.00% of the partnership capital balance.

We also receive distributions on our investments in the entities we manage which vary depending on our investment and, with respect to particular limited partnerships, with the terms of our general partner interest.  We discuss the basis for our fees and revenues for each area in more detail in the following sections.

Apidos

We sponsored, structured and currently manage seven CDO issuers for institutional and individual investors and RCC which hold approximately $2.4 billion in bank loans at June 30, 2007, of which $938.1 million are managed on behalf of RCC through three CDOs.  In addition, at June 30, 2007, we managed $242.6 million of bank loans for one CDO currently in its accumulation stage, which we anticipate to close in fiscal 2008.

We derive revenues from our Apidos operations through base and incentive management fees of up to 0.75% of the aggregate principal balance of the collateral held by the CDO issuers, of which a portion is subordinated to debt service payments on the CDOs, and interest income earned on the assets of certain issuers during the warehousing period prior to execution of a CDO.

(Back to Index)
Ischus

We sponsored, structured and currently manage eight CDO issuers for institutional and individual investors and RCC, which hold approximately $5.4 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps, of which $390.6 million is managed on behalf of RCC.

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

Trapeza

We have co-sponsored, structured and currently co-manage 12 CDO issuers holding approximately $4.5 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.  In addition, at June 30, 2007, we managed $617.3 million in trust preferred securities for three CDOs, one of which we anticipate to close in fiscal 2007 and two of which we anticipate to close in fiscal 2008.

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

Resource Europe

In April 2006, we commenced our European bank loan operations based in London, England.  We sponsored, structured and currently manage one CDO issuer holding $351.2 million in bank loans at June 30, 2007.  In addition, at June 30, 2007, we managed $265.9 million of bank loans for one CDO currently in its accumulation stage, which we anticipate to close in fiscal 2008.

Coredo

In February 2007, we commenced our REIT preferred security operations.  At June 30, 2007, we managed $267.1 million of real estate trust preferred securities for two CDOs currently in their accumulation stage, both of which we anticipate to close in fiscal 2008.

We derive revenues from our Coredo operations through due diligence and placement fees associated with the origination of certain REIT preferred security transactions.  Due diligence and placement fees may vary by transaction and may cause significant variations in revenues during the warehouse period.  Upon the successful completion of a CDO, we will receive base and incentive management fees, which will vary by CDO issuer.

(Back to Index)
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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Fund management fees	$5,865	$2,631	$16,471	$5,844
Interest income on loans	8,358	1,139	18,304	3,480
Due diligence and placement fees	1,863	−	1,901	−
Limited and general partner interests	1,234	1,530	3,800	4,469
Earnings on unconsolidated CDOs	729	177	1,753	310
RCC management fees and equity compensation	385	1,145	2,505	4,136
Earnings of Structured Finance Fund partnerships	507	571	1,567	1,662
Other	153	183	1,210	768
	$19,094	$7,376	$47,511	$20,669
Costs and expenses:
General and administrative expenses	$5,505	$2,345	$14,266	$6,691
Equity compensation expense	415	364	1,589	1,069
Expenses (reimbursements) of Structured Finance Fund partnerships	5	(9)	23	4
	$5,925	$2,700	$15,878	$7,764

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues - Three Months Ended June 30, 2007 as Compared to the Three Months Ended June 30, 2006

Revenues increased $11.7 million (159%) for the three months ended June 30, 2007.  We attribute the increase to the following:

•	a $3.2 million increase in fund management fees principally as a result of the completion of nine new CDOs coupled with a full quarter of collateral management fees for two previously completed CDOs;

•
a $7.2 million increase in interest income on loans held for investment resulting from the consolidation of one Apidos and two Resource Europe CDO issuers during the three months ended June 30, 2007 as compared to three Apidos CDO issuers during the three months ended June 30, 2006 in our financial statements while they accumulate assets through separate warehouse facilities.  In May 2007, we closed our first European CDO, Resource Europe I, and repaid all outstanding borrowings under the warehouse facility.  The weighted average loan balances of CDO issuers we consolidate for the three months ended June 30, 2007 and 2006 were $471.3 million and $62.7 million, respectively, (weighted average interest rates of 6.88% and 7.26%, respectively);

(Back to Index)

•	a $1.9 million increase in due diligence and placement fees, resulting primarily from the following:

-	$1.3 million earned in due diligence and placement fees in connection with the origination of $310.0 million of REIT trust preferred securities for six Coredo transactions; and

-	$538,000 earned in placement fees in connection with the origination of $215.0 million for four Trapeza trust preferred security transactions.

•
a $296,000 decrease in revenues from our limited and general partner interests, primarily from a $202,000 decrease in net unrealized appreciation in the book value of the partnerships’ securities and swap agreements to reflect their current market value;

•
a $552,000 increase in our earnings in unconsolidated CDOs as a result of our investment in one new CDO issuer and an increase in earnings from investments in eight previously sponsored CDO issuers; and

•
a $760,000 decrease in RCC management fees and equity compensation, primarily due to a $465,000 decrease in management fees as a result of the sale of RCC’s agency RMBS portfolio in the fourth quarter of fiscal 2006.

Costs and Expenses – Three Months Ended June 30, 2007 as Compared to the Three Months Ended June 30, 2006

Costs and expenses increased $3.2 million (119%) for the three months ended June 30, 2007.  We attribute the increase to the following:

•	a $3.2 million increase in general and administrative expenses, primarily from the following:

-	a $1.6 million increase in wages and benefits as a result of the addition of personnel in response to our growing assets under management;

-	a $535,000 increase in professional fees primarily due to an increase in consulting fees related to our European operations;

-	a $459,000 decrease in reimbursed expenses from our Trapeza, Ischus and Apidos operations which vary based on the terms of each transaction;

-	a $276,000 increase in other operating expenses, primarily from insurance costs, rent and other general and administrative expenses related to the addition of personnel; and

-	a $192,000 decrease in reimbursed RCC operating expenses.

Revenues - Nine Months Ended June 30, 2007 as Compared to the Nine Months Ended June 30, 2006

Revenues increased $26.8 million (130%) for the nine months ended June 30, 2007.  We attribute the increase to the following:

•	a $10.6 million increase in fund management fees, primarily from the following:

-
a $9.0 million increase in collateral management fees principally as a result of the completion of nine new CDOs coupled with a full nine months of collateral management fees for six previously completed CDOs;

-
a $1.7 million increase in portfolio management fees received in connection with the formation of Trapeza CDO XI and Trapeza CDO XII during the nine months ended June 30, 2007.  No such fees were received during the nine months ended June 30, 2006; and

-	a $367,000 increase in management fees from our five company-sponsored unconsolidated partnerships, principally as a result of a full nine months of management fees for two of the partnerships;

These increases were partially offset by:

-	a $550,000 increase in our share of the expenses for Trapeza Capital Management, LLC and Trapeza Management Group LLC.

(Back to Index)

•
a $14.8 million increase in interest income on loans held for investment resulting from the consolidation in our financial statements of two Apidos and two Resource Europe CDO issuers during the nine months ended June 30, 2007 as compared to three Apidos CDO issuers during the nine months ended June 30, 2006 while they accumulate assets through separate warehouse facilities.  In May 2007, we closed Apidos Cinco CDO and our first European CDO, Resource Europe I, and repaid all outstanding borrowings under their respective warehouse facilities.  The weighted average loan balances of CDO issuers we consolidate for the nine months ended June 30, 2007 and 2006 were $348.0 million and $68.4 million, respectively, (effective interest rates of 6.88% and 6.77%, respectively);

•	a $1.9 million increase in due diligence and placement fees, primarily from the following:

-	$1.3 million earned in due diligence and placement fees in connection with the origination of $310.0 million for six Coredo REIT trust preferred security transactions; and

-	$575,000 earned in placement fees in connection with the origination of $225.0 million for five Trapeza trust preferred security transactions.

•	a $669,000 decrease in revenues from our limited and general partner interests, primarily from the following:

-	a $1.5 million decrease in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value; offset in part by

-	a $891,000 increase from our share of the operating results of unconsolidated partnerships we have sponsored.

•
a $1.4 million increase in our earnings in unconsolidated CDOs as a result of our investments in six new CDO issuers and an increase in earnings from investments in five previously sponsored CDO issuers;

•	a $1.6 million decrease in RCC management fees and equity compensation, reflecting a $981,000 decrease in management fees as a result of the sale of RCC’s agency RMBS portfolio; and

•
a $442,000 increase in other revenue, primarily from a $300,000 gain on the sale of a security during the nine months ended June 30, 2007.  No such gain occurred during the nine months ended June 30, 2006.

Costs and Expenses − Nine Months Ended June 30, 2007 as Compared to the Nine Months Ended June 30, 2006

Costs and expenses increased $8.1 million (105%) for the nine months ended June 30, 2007.  We attribute the increase primarily to the following:

•	a $7.6 million increase in general and administrative expenses, including the following:

-	a $4.8 million increase in wages and benefits as a result of the addition of personnel in response to growth in our assets under management;

-	a $1.1 million increase in other operating expenses, primarily from insurance costs, rent and other general and administrative expenses related to the addition of personnel; and

-	a $691,000 decrease in reimbursed expenses from our Trapeza, Ischus and Apidos operations, which vary depending on the terms of the transaction;

-	a $555,000 increase in professional fees primarily due to an increase in consulting fees related to our European operations; and

-	a $407,000 decrease in reimbursed RCC operating expenses; and

•	a $520,000 increase in equity compensation expense related to restricted shares and options of RCC that were held by RCM which have been transferred to members of management.

(Back to Index)

Results of Operations: Real Estate

In our real estate segment, we manage three classes of assets:

•	commercial real estate debt, principally A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•	real estate investment limited partnerships, limited liability company and TIC property interests; and

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio.

	As of June 30,
	2007	2006
	(in millions)
Assets under management:
Commercial real estate debt	$899	$293
Real estate investment entities	499	314
Legacy portfolio	99	100
	$1,497	$707

During the three and nine months ended June 30, 2007, our real estate operations continued to be affected by two principal trends or events:

•	the continued development of our commercial real estate debt platform; and

•	growth in our real estate business through the sponsorship of real estate investment partnerships and the sponsorship of TIC property interests.

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

Gains on resolution of loans, FIN 46-R assets and other real estate assets (if any) and the amount of fees received (if any) vary from transaction to transaction.  There have been in the past, and we expect that in the future there will be, significant period-to-period variations in our gains on resolution and fee income.  Moreover, it is anticipated that gains on resolution will likely decrease in the future as we complete the resolution of our legacy portfolio.

In the twelve months ended June 30, 2007, we resolved loans with a combined book value of $4.9 million, realizing $5.2 million in net proceeds.  We reduced the number of loans in our portfolio from nine at June 30, 2006 to eight at June 30, 2007 through the repayment of one loan and sale of one loan, offset by the addition of one loan in conjunction with the resolution of one venture.  In addition, we sold a partial interest in a real estate venture and received net proceeds of $2.9 million.  As a result, the face value of the loans receivable that we manage in our legacy portfolio decreased from $77.0 million at June 30, 2006 to $76.0 million at June 30, 2007.

(Back to Index)

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Fee income from sponsorship of partnerships and TIC property interests	$2,555	$1,592	$5,258	$6,676
REIT management fees from RCC	1,540	266	4,125	761
FIN 46 revenues and rental property income	1,444	1,469	3,659	3,549
Property management fees	144	645	997	1,698
Interest, including accreted loan discount	367	312	824	826
Gains on resolutions of loans and other property interests	280	135	2,991	4,584
Equity in income (losses) of unconsolidated entities	449	(118)	411	(529)
Net gain on sales of TIC property interests	229	199	315	795
	$7,008	$4,500	$18,580	$18,360

Costs and expenses:
General and administrative	$3,102	$2,483	$7,816	$6,110
FIN 46 operating and rental property expenses	869	803	2,363	2,155
	$3,971	$3,286	$10,179	$8,265

Revenues - Three Months Ended June 30, 2007 as Compared to the Three Months Ended June 30, 2006

Revenues increased $2.5 million (56%) for the three months ended June 30, 2007.  We attribute the increase to the following:

•
a $1.0 million increase in fee income related to the purchase and third-party financing of three properties by two real estate investment partnerships and a TIC property interest that we sponsor.  We closed $7.7 million in TIC investments during the three months ended June 30, 2007 compared to $12.0 million in the three months ended June 30, 2006.  No properties were acquired during the three months ended June 30, 2006;

•	a $1.3 million increase in REIT management fees due to an increase of $606.0 million to $899.0 million at June 30, 2007 from $293.0 million at June 30, 2006 in commercial real estate debt managed; and

•	a $567,000 increase in our equity share of the operating results of unconsolidated real estate investments due to a reallocation of partnership income in a real estate venture.

These increases were partially offset by a $344,000 discount recorded in connection with property management fees we expect to receive in the future.

Costs and Expenses – Three Months Ended June 30, 2007 as Compared to the Three Months Ended June 30, 2006

Costs and expenses of our real estate operations increased by $685,000 (21%) for the three months ended June 30, 2007.  General and administrative expenses increased by $619,000 primarily due to increased wages and benefits as a result of the addition of personnel to manage our expanded real estate operations.

Revenues - Nine Months Ended June 30, 2007 as Compared to the Nine Months Ended June 30, 2006

Revenues increased $220,000 (1%) to $18.6 million for the nine months ended June 30, 2007.  We attribute the increase to the following:

•	a $3.4 million increase in REIT management fees reflecting the increase of $606.0 million in commercial real estate debt managed to $899.0 million at June 30, 2007; and

•	a $940,000 increase in our equity share of the operating results of unconsolidated real estate investments due to a reallocation of partnership income in a real estate venture.

(Back to Index)

These increases were partially offset by:

•
a $1.6 million decrease in gains on resolution of loans, FIN 46 assets and ventures.  During the nine months ended June 30, 2007, we received $2.9 million from the sale of a 15% interest in a real estate venture resulting in a gain of $2.7 million; for the nine months ended June 30, 2006, we received $4.0 million plus a $200,000 note receivable from the sale of a 20% interest in the same real estate venture, resulting in a gain of $4.2 million;

•
a $1.4 million decrease in fee income related to the purchase and third-party financing of property through the sponsorship of real estate investment partnerships and TIC property interests.  We closed $14.0 million in TIC investments in the nine months ended June 30, 2007 compared to $21.9 million in the nine months ended June 30, 2006;

•	a $480,000 decrease in net gains on sale of our real estate investment partnerships and TIC property interests; and

•	a $344,000 discount recorded in connection with property management fees we expect to receive in the future.

Costs and Expenses − Nine Months Ended June 30, 2007 as Compared to the Nine Months Ended June 30, 2006

Costs and expenses increased by $1.9 million (23%) for the nine months ended June 30, 2007.  General and administrative expenses increased by $1.7 million, primarily due to increased wages and benefits corresponding to our expanded real estate operations.

Results of Operations: Commercial Finance

In June 2007, we acquired along with our investment partnerships, substantially all of the assets of the leasing division of Pacific Capital, N.A., or PCB, which included a portfolio of small ticket leases and loans, customer lists, lease origination team and business platform and other intangibles.  The total purchase price of $282.2 million included $269.5 million of equipment leases and notes, of which $201.7 million were acquired directly by our investment partnerships.

During the three and nine months ended June 30, 2007, we continued to expand our commercial finance operations by increasing our assets under management to $1.1 billion as of June 30, 2007 from $549.4 million as of June 30, 2006, an increase of $519.4 million (95%).  During the three and nine months ended June 30, 2007, we originated $396.9 million and $655.9 million in new equipment financing as compared to $117.7 million and $315.7 million for the three and nine months ended June 30, 2006, an increase of $279.2 million (237%) and $340.2 million (108%), respectively.  Our growth in commercial finance originations was driven by the PCB acquisition, our continued growth in new and existing vendor programs, the introduction of new commercial finance products and the expansion of our sales staff.

During the three and nine months ended June 30, 2007, we earned acquisition fees on $261.9 million and $401.5 million in commercial financing assets acquired by our investment entities as compared to $96.8 million and $276.9 million for the three and nine months ended June 30, 2006, an increase of $165.1 million (171%) and $124.6 million (45%), respectively.  The acquisition fees earned on the leases and notes sold to the funds in the PCB acquisition were $4.0 million for the three and nine months ended June 30, 2007.

In December 2006, LEAF Equipment Leasing Income Fund III, or LEAF III, an equipment leasing partnership we sponsor, began a public offering of up to $120.0 million of limited partnership interests.

In March 2007, we entered a new line of business, Merit Capital Advance, LLC, or Merit, to provide capital to small businesses through a credit card receipt advance program.  Merit’s capital needs are supported by a loan in the form of a $1.5 million subordinated convertible note and a $33.0 million line of credit with an international financial institution.  The subordinated convertible debt is convertible into a 50% ownership interest in Merit on or after September 15, 2007.  A subsidiary of LEAF has committed to a 9.1% (up to $3.0 million) participation in the $33.0 million credit facility.  We expect Merit to begin generating revenues in the fourth quarter of fiscal 2007.

(Back to Index)
The following table sets forth information related to the assets our commercial finance operations manage (in millions):

	As of June 30,
	2007	2006
LEAF Financial	$314	$90
LEAF I	89	83
LEAF II	350	93
LEAF III	222	−
RCC	83	78
Merrill Lynch	11	205
	$1,069	$549

As of June 30, 2007, we managed approximately 26,187 leases and notes that have an average original finance value of $52,000 with an average lease term of 51 months.  The following table sets forth certain information related to the types of businesses in which our commercial finance assets are used and the concentration by asset type of our portfolio under management as of June 30, 2007:

Lessee business		Equipment under management
Services	40%	Industrial	35%
Finance/Insurance	12%	Medical	19%
Manufacturing services	10%	Asset based lending	11%
Transportation/Communication	10%	Computers	11%
Retail trade services	9%	Restaurant equipment	5%
Construction	7%	Office equipment	4%
Wholesaler trade	4%	Garment care	3%
Agriculture	4%	Communication	3%
Other	4%	Software	2%
	100%	Other	7%
			100%

The revenues from our commercial finance operations consist primarily of finance revenues from leases and notes held by us prior to being sold, asset acquisition fees which we earn when we sell commercial finance assets to one of our investment partnerships and asset management fees we earn over the life of the lease or loan after it is sold.  The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues (1):
Finance revenues	$4,281	$2,000	$11,003	$6,518
Acquisition fees	5,019	1,585	7,252	4,768
Fund management fees	3,209	2,071	8,656	4,481
Other	299	229	1,550	716
	$12,808	$5,885	$28,461	$16,483
Costs and expenses:
LEAF costs and expenses	$4,696	$3,911	$12,650	$10,382
Merit costs and expenses	720	−	957	−
	$5,416	$3,911	$13,607	$10,382

(1)
Total revenues include (i) RCC servicing and origination fees of $254,000 and $919,000 and for the three and nine months ended June 30, 2007, respectively, and $404,000 and $1.0 million for the three and nine months ended June 30, 2006, respectively; and (ii) Merit revenues of $12,000 for the three and nine months ended June 30, 2007.

(Back to Index)

Revenues – Three and Nine Months Ended June 30, 2007 as Compared to the Three and Nine Months Ended June 30, 2006

Revenues increased $6.9 million (118%) and $12.0 million (73%) for the three and nine months ended June 30, 2007, respectively, as compared to the prior year period.  We attribute these increases to the following:

•
a $2.3 million (114%) and $4.5 million (69%) increase, respectively, in commercial finance revenues due to the growth in lease originations and our decision to hold more direct financing leases and notes on our balance sheet.  We had $313.9 million in commercial finance assets at June 30, 2007 an increase of $205.1 million from June 30, 2006.  Our lease originations increased by $279.2 million (237%) and $340.2 million (108%) to $396.9 million and $655.9 million, for the three and nine months periods, respectively  The PCB acquisition accounted for $268.0 million of this increase;

•
a $3.4 million (217%) and $2.5 million (52%), respectively, increase in asset acquisition fees resulting from the increase in leases sold.  We have sold $261.9 million and $ 401.5 million leases, respectively, for the three months ended June 30, 2007 as compared to $96.8 million and $276.9 million, respectively, for the three and nine months ended June 30, 2006, respectively.  We earned acquisition fees on the $201.7 million of PCB leases and notes acquired by our investment partnerships.

•
a $1.1 million (55%) and $4.2 million (93%), respectively, increase in fund management fees resulting from an increase in assets under management to $1.1 billion at June 30, 2007 from $549.4 million at June 30, 2006; and

•	a $70,000 (31%) and $834,000 (117%), respectively, increase in other income primarily resulting from gains on dispositions and document fee income, which may vary significantly from period to period.

Costs and Expenses – Three and Nine Months Ended June 30, 2007 as Compared to the Three and Nine Months Ended June 30, 2006

LEAF costs and expenses increased $785,000 (20%) and $2.3 million (22%), respectively, for the three and nine months ended June 30, 2007, primarily related to increased wages and benefits of $613,000 and $1.7 million, respectively, to support its expanded operations.  The number of LEAF employees increased by 114 (93%) to 237 at June 30, 2007, of which 35 were related to the new Merit operations, 20 were hired in conjunction with the PCB acquisition, 44 of additional sales personnel, and 15 of credit, operations and servicing staff.

Merit costs and expenses incurred in connection with the start-up of that operation were $720,000 and $957,000 for the three and nine months ended June 30, 2007, respectively, of which $384,000 and $544,000, related to wages and benefits.  There were no costs incurred in fiscal 2006.

Results of Operations: Other Costs and Expenses and Other Income (Expense)

General and administrative costs were $3.5 million and $9.1 million for the three and nine months ended June 30, 2007, respectively, an increase of $1.4 million (66%) and $1.5 million (20%) as compared to $2.1 million and $7.6 million for the three and nine months ended June 30, 2006, respectively.  Payroll and related benefit costs increased by $881,000 and $1.0 million for the three and nine months ended June 30, 2007, respectively, in conjunction with the growth in our asset management operations.

Depreciation and amortization expense was $728,000 and $2.2 million for the three and nine months ended June 30, 2007, an increase of $47,000 (7%) and a decrease of $199,000 (8%) as compared to $681,000 and $2.4 million for the three and nine months ended June 30, 2006, respectively.  Depreciation on capital expenditures increased by $163,000 and $41,000 for the three and nine months ended June 30, 2007, respectively, offset by a decrease in depreciation of $116,000 and $240,000 for the three and nine months ended June 30, 2007, respectively, due to a reduction in the average balance of operating leases held.

(Back to Index)

Interest expense increased by $8.3 million (437%) and $16.9 million (304%) for the three and nine months ended June 30, 2007, respectively.  The following table reflects interest expense (exclusive of intercompany interest charges), as reported by segment (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Financial fund management	$6,256	$882	$13,184	$2,363
Real estate	252	64	774	198
Commercial finance	3,395	915	8,076	2,913
Other	273	33	427	85
	$10,176	$1,894	$22,461	$5,559

The increase in interest expense primarily reflects the increased borrowings by our financial fund management and commercial finance businesses to fund their expanded operations.  Facility utilization (in millions) and interest rates for our financial fund management and commercial finance operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Financial fund management
Average borrowings	$470.6	$58.6	$339.8	$67.1
Average interest rates	5.2%	6.0%	5.1%	4.6%
Commercial finance
Average borrowings	$191.5	$47.3	$150.9	$53.6
Average interest rates	6.5%	7.5%	6.8%	7.1%

Interest expense for our financial fund management business increased by $5.4 million and $10.8 million, respectively, for the three and nine months ended June 30, 2007.  Increased borrowings were principally used to fund the purchase of loans held for investment, as reflected by the increase in average borrowings of $412.0 million and $272.7 million for the three and nine months ended June 30, 2007, respectively.  These loans, and their associated debt, are held by CDO issuers which we consolidate while the assets accumulate on the warehouse facilities.

Interest expense for our commercial finance operations increased by $2.5 million and $5.2 million, respectively, for the three and nine months ended June 30, 2007 due primarily to an increase in borrowings, offset in part, by a decrease in interest rates.  LEAF increased its borrowings to fund its growth in commercial note and loan originations, the assets acquired from PCB, and its entry into new lines of business, primarily asset-backed lending and credit card advances.  Accordingly, LEAF’s average borrowings increased by $144.2 million and $97.3 million for the three and nine months ended June 30, 2007, respectively.

For the three and nine months ended June 30, 2007, our operations reflected a charge to earnings of $980,000 and $2.3 million, respectively, for minority interests comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
SFF partnerships	$378	$429	$1,150	$1,215
Commercial finance minority ownership	316	36	422	21
Warehouse providers	286	−	683	−
	$980	$465	$2,255	$1,236

(Back to Index)

At June 30, 2007, we owned a 15% and 36% limited partner interest in SFF I and SFF II, respectively, which invest in the equity of certain of the CDO issuers we have formed.  In addition, certain warehouse providers are entitled to receive 10% to 15% of the interest spread earned on their respective warehouse facilities which hold Apidos and Resource Europe bank loan assets during their accumulation stage.  The 14.9% minority interest in LEAF at June 30, 2007 includes the LEAF stock issued upon the conversion of a note in fiscal 2006 and the issuance by LEAF of its restricted stock in fiscal 2006 and 2007.

Other income, net, was $2.1 million and $6.4 million for the three and nine months ended June 30, 2007, respectively, an increase of $1.3 million (157%) and $2.8 million (76%) as compared to $809,000 and $3.6 million for the three and nine months ended June 30, 2006, respectively.  The principal components of other income, net, are as follows:

•
during the three and nine months ended June 30, 2007, we recorded gains of $864,000 and $3.0 million, respectively, from the sale of 60,000 and 190,000 shares, respectively, of The Bancorp, Inc. common stock.  No shares were sold in the prior year periods;

•	an increase of $107,000 and $355,000 in dividends earned on our shares of RCC; and

•
in fiscal 2002, we charged operations $1.0 million, which was the amount of our maximum exposure relating to the settlement of a lawsuit.  One of the insurance carriers refused to participate in the settlement.  In the second quarter of fiscal 2006, we prevailed in our action against the carrier, received a $200,000 reimbursement and reversed the $1.0 million accrual.

Our effective tax rate (income taxes as a percentage of income from continuing operations before taxes) increased to 42% for the three months ended June 30, 2007 from 11% for the three months ended June 30, 2006.  In the three months ended June 30, 2006, the lower tax rate reflects having recorded a $1.0 million net deferred tax asset.

Our effective tax rate for the nine months ended June 30, 2007 was 37% reflecting the reversal of $1.1 million of valuation allowance, as compared to 16% for the nine months ended June 30, 2006, reflecting the reversal of $3.1 million of valuation allowance having recorded the $1.0 million deferred tax asset.

We project our effective tax rate for our fourth fiscal quarter ended September 30, 2007 to be 42%, resulting in a 39% projected annual effective tax rate for fiscal 2007.

We are under examination by the Internal Revenue Service, or IRS, for our 2004 and 2005 tax years.  At June 30, 2007, we recorded $970,000 of interest expense to discontinued operations associated with the 2004 tax assessment as a result of disallowed bad debt deductions taken on loans in our legacy portfolio.  In July 2007, we settled the 2004 examination and paid tax assessment and interest.  We expect to file an net operating loss, or NOL, carryback claim for the 2004 tax year and anticipate recovering 100% of the tax assessment plus approximately $250,000 of interest as certain loans were resolved within the 2006 tax year.  We further anticipate the 2005 examination will be concluded in fiscal 2008 and have recorded a liability and corresponding deferred tax asset for the proposed examination adjustments relating to similarly disallowed bad debt deductions taken in the 2005 tax year, including a $920,000 charge to discontinued operations for estimated interest expense.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards, or SFAS, 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision to dispose of certain entities has resulted in the presentation of these operations as discontinued.

Losses from discontinued operations for the three and nine months ended June 30, 2007 primarily reflect the $1.9 million of interest assessments related to the 2004 and 2005 IRS tax examinations.  Loss on disposal for the three and nine months ended June 30, 2007 includes a $374,000 write-down to market value of a property held for sale.

(Back to Index)

Discontinued operations, principally from our real estate segment, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating (loss) income (period prior to disposition)	$(1,945)	$297	$(2,031)	$2,822
Loss on disposal	(286)	(443)	(286)	(1,267)
Benefit (provision) for income taxes	781	33	811	(578)
Discontinued (loss) income, net of tax	$(1,450)	$(113)	$(1,506)	$977

The activity in the number of real estate investments held for sale, including FIN 46-R entities and owned properties, was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period	$1	$3	$1	$6
Net additions	−	−	−	1
Resolved	−	(2)	−	(6)
Balance, end of period	$1	$1	$1	$1

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

Liquidity and Capital Resources

General.  Our major sources of liquidity have been from borrowings under our existing credit facilities, the resolution of our real estate legacy portfolio, and proceeds from the sale of the shares of The Bancorp, Inc. we hold.  We have employed these funds principally to expand our specialized asset management operations, including our sponsorship and investment in RCC and the repurchase of our common stock.  We expect to fund our asset management businesses from a combination of cash to be generated by operations, continued resolution of our legacy portfolio and expanded borrowings under our existing credit facilities.  The following table sets forth our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended
	June 30,
	2007	2006
Used in operating activities of continuing operations	$(128,446)	$(48,386)
Used in investing activities of continuing operations	(48,908)	(36,223)
Provided by financing activities of continuing operations	158,573	42,449
(Used in) provided by discontinued operations	(1,672)	39,855
Cash retained by entities previously consolidated	−	(3,825)
Decrease in cash	$(20,453)	$(6,130)

(Back to Index)

We had $17.2 million in cash and cash equivalents at June 30, 2007, a decrease of $20.4 million (54%) from $37.6 million at September 30, 2006.  Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 2.3 to 1.0 for the nine months ended June 30, 2007 as compared to 4.7 to 1.0 for the nine months ended June 30, 2006.  The decrease in this ratio reflects primarily the increase in interest expense associated with the increased utilization of secured warehouse credit facilities to purchase loans held for sale as well as increased borrowings under our commercial finance secured credit facilities to support the expanded operations of that segment.  This increase in debt is further reflected in the increase in our ratio of debt to equity to 376% at June 30, 2007 from 89% at September 30, 2006.

Cash Flows from Operating Activities. Net cash used in operating activities of continuing operations increased by $80.1 million for the nine months ended June 30, 2007, substantially as a result of an $88.2 million increase in investments in commercial finance in connection with the expanded operations of that segment.

Cash Flows from Investing Activities. Net cash used by the investing activities of our continuing operations increased by $12.7 million for the nine months ended June 30, 2007, primarily reflecting the following:

•	$20.7 million paid to acquire the leasing assets of PCB in June 2007;

•	a $14.9 million decrease in proceeds received from the sale of real estate properties, principally a $10.9 million decrease in proceeds from the sale of TIC property interests to investors; and

•	a $7.2 million increase in restricted cash balances related to escrow deposits maintained on CDO and commercial finance warehouse facilities; and

•	a $1.5 million use of cash related to an increase in other assets.

These increases in cash used by investing activities were offset, in part by:

•
a $31.6 million decrease in purchases of investments, reflecting a $16.3 million decrease in investments in real estate, primarily TIC properties, and the prior year purchase of $13.5 million worth of RCC stock (900,000 shares at $15.00 per share).

Cash Flows from Financing Activities.  Net cash provided by the financing activities of our continuing operations increased by $116.1 million for the nine months ended June 30, 2007, principally due to the following:

•
a $103.8 million increase in our borrowings, net of repayments, reflecting the additional net borrowings to fund the expanded operations of our commercial finance business in addition to its acquisition of the commercial finance assets acquired from PCB;

•
a $10.7 million increase in cash as a result of the reduced number of our shares repurchased.  We repurchased 117,500 shares of treasury stock at a cost of $2.8 million in the nine months ended June 30, 2007 as compared to 277,414 shares at a cost of $13.5 million during the nine months ended June 30, 2006; and

•	a $1.8 million tax benefit from the exercise of employee stock options in the nine months ended June 30, 2007; no benefit was recorded in the prior year period.

Cash Retained by Entities Previously Consolidated.  As of June 30, 2006, we ceased to consolidate two affiliated partnerships that invest in regional banks due to a change in the rights of the limited partners to remove us as the general partner.  Accordingly, the statement of cash flows for the nine months ended June 30, 2006 reflects the $3.8 million decrease in cash from these entities that had been previously consolidated.

Cash Flows from Discontinued Operations.  Net cash provided by discontinued operations decreased by $41.5 million, principally reflecting $36.0 million from the sale of four FIN 46-R assets during the nine months ended June 30, 2006.  There were no corresponding sales in the nine months ended June 30, 2007.  Additionally, the nine months ended June 30, 2007 includes $1.9 million in interest assessments from the 2004 and 2005 IRS tax examinations.

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at June 30, 2007 (in thousands):

		Payments Due By Period
Contractual obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (1)	$17,279	$825	$3,253	$12,672	$529
Secured credit facilities (1)	316,992	214,834	102,158	−	−
Capital lease obligations (1)	129	38	91	−	−
Operating lease obligations	14,552	2,834	4,313	1,990	5,415
Purchase obligations	-	-	-	-	-
Other long-term liabilities	515	281	234	-	-
Total contractual obligations	$349,467	$218,812	$110,049	$14,662	$5,944
(1)
Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2007 as follows:  less than 1 year:  $29.3 million; 1-3 years:  $10.2 million; 4-5 years:  $3.4 million; and after 5 years: $43,000.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years		After 5 Years
Guarantees	$34,962	$34,962	$	−	$	−	$	−
Standby letters of credit	246	246		−		−		−
Standby replacement commitments	−	−		−		−		−
Other commercial commitments	569,956	23,068		168,867		7,281		370,740
Total commercial commitments	$605,164	$58,276		$168,867		$7,281		$370,740

Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are with recourse only to the properties securing them, subject to certain standard exceptions.  We provide guarantees on these senior liens, TIC programs, and loans totaling $549.3 million which expire as the related indebtedness is paid down over the next ten years.

Through our financial fund management subsidiary, we have commitments to purchase an equity interest in all of the CDOs currently in their warehouse stage.  These equity commitments, which total approximately $17.6 million as of June 30, 2007, are contingent upon the successful completion of the respective CDOs over the next twelve months.  Upon the close of each CDO, the amount of equity we actually purchase may be less than the originally estimated commitment.

The January 2007 warehouse agreement with Morgan Stanley provides for a guarantee by us of $14.3 million of potential losses on a portfolio of bank loans.  This guarantee, secured by a $4.0 million cash deposit, expires upon the closing of the associated CDO which we anticipate in fiscal 2008.

(Back to Index)

The August 2006 warehouse agreement with Credit Suisse provides for a guarantee by us of $10.0 million of potential losses on a portfolio of bank loans.  This guarantee, secured by a $5.0 million cash deposit, expires upon the closing of the associated CDO which we anticipate in fiscal 2008.

A May 2007 engagement letter (in connection with a warehouse agreement) with Morgan Stanley provides a guarantee by us of $6.0 million of potential losses on a portfolio of bank loans.  As of June 30, 2007, there were no borrowings on this facility.  As of July 31, 2007, outstanding borrowings were approximately $117.0 million.

A subsidiary of LEAF has a $33.0 million non-recourse line of credit with a financial institution that expires on September 15, 2008.  LEAF has committed to a 9.1% participation in the borrowings on this line of credit, to a maximum of $3.0 million.  As of June 30, 2007, there were no outstanding borrowings under this line.

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

Recently Issued Financial Accounting Standards

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position, or SOP, 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”  This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting).  This SOP is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged (our fiscal year beginning October 1, 2008).  We are currently evaluating the impact, if any, the adoption of SOP 07-1 may have on our financial statements.

In May 2007, the Financial Accounting Standards Board, or FASB, issued a Staff Position, or FSP, FIN 46-R(7), “Application of FASB Interpretation 46-R to Investment Companies.”  FSP FIN 46-R(7) amends the scope of the exception to FIN 46-R to state that investments accounted for at fair value in accordance with investment company accounting are not subject to consolidation under FIN 46-R.  This interpretation is effective for fiscal years beginning on or after December 15, 2007 (our fiscal year beginning October 1, 2008).  Certain of our consolidated subsidiaries currently apply the investment company accounting.  We are currently evaluating the impact, if any, the adoption of this interpretation will have on our financial statements.

(Back to Index)

In March 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (our fiscal year beginning October 1, 2007).  We do not expect EITF 06-11 will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements.

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

On July 13, 2006, the FASB issued Interpretation, or FIN, 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective as of the beginning of the first fiscal year beginning after December 15, 2006 with early adoption permitted if no interim financial statements have been issued.  We will not elect for early adoption of FIN 48; accordingly, the provisions of FIN 48 will be implemented in the quarter ending December 31, 2007.  We are currently determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

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

The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred at June 30, 2007.  We analyze only the potential impacts of hypothetical assumptions.  Our analysis does not consider other possible effects that could impact our business.

Financial Fund Management

At June 30, 2007, we had two outstanding secured warehouse facilities to purchase bank loans with balances of $204.4 million and $209.9 million at interest rates of 5.99% and 4.58%, respectively.  A hypothetical 10% change in the interest rates on these facilities would change our annual interest expense by a total of approximately $712,000 based on projected CDO execution dates.

Real Estate

Portfolio Loans and Related Senior Liens.  As of June 30, 2007, we believe that none of the three loans held in our portfolio that have senior liens are sensitive to changes in interest rates since:

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

FIN 46-R Loan.  A mortgage that we consolidate at June 30, 2007 as a result of FIN 46-R is at a fixed interest rate and, therefore, not subject to interest rate fluctuations.

Commercial Finance

At June 30, 2007, we had weighted average borrowings of $84.8 million under two secured revolving credit facility at an effective interest rate of 7.47%.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $442,000.  In addition, we had weighted average borrowings of $66.1 million under a secured revolving credit facility with Morgan Stanley at June 30, 2007.  This facility is not subject to fluctuation in the interest rates because we have entered into interest rate swap agreements which in effect create a fixed interest rate.

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

During the three months ended June 30, 2007, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

PART II.  OTHER INFORMATION

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the three months ended June 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2007	−	$	−	−	$30,213,569
May 1 to May 31, 2007	50,000		$23.47	50,000	$29,042,828
June 1 to June 30, 2007	67,500		$23.74	67,500	$27,442,356
Total	117,500			117,500

(1)	On September 21, 2004, the Board of Directors approved a share repurchase program under which we may repurchase our common stock up to an aggregate purchase price of $50.0 million.

In July 2007, the Board of Directors authorized a new share repurchase plan under which we may repurchase up to $50.0 million of our outstanding common stock.  The new plan replaces the plan authorized in September 2004.  These purchases may be made at any time in the open market or through privately-negotiated transactions.

(2)
Through June 30, 2007, we have repurchased an aggregate of 1,221,139 shares at a total cost of approximately $22.6 million pursuant to our stock repurchase program, at an average cost of $18.52 per share.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 21, 2007, our stockholders re-elected two directors, Messrs. Michael J. Bradley and Andrew M. Lubin, to serve three-year terms expiring at the annual meeting of stockholders in 2010.  The voting results were 16,284,841 shares for and 274,313 shares withheld for Mr. Bradley and 16,151,700 shares for and 407,454 shares withheld for Mr. Lubin.  Messrs. Edward E. Cohen, Jonathan Z. Cohen, Carlos C. Campbell, Kenneth A. Kind, Hersh Kozlov and John S. White continue to serve their terms as directors of the Company.

Additionally, our stockholders approved other matters voted on at the meeting, specifically (a) the Annual Incentive Plan for Senior Executives (13,271,229 for, 300,745 against and 12,481 abstain) and (b) the Amended and Restated Omnibus Equity Compensation Plan (11,366,929 for, 2,653,444 against and 14,082 abstain).  There were 2,524,699 broker non-votes for each of the Annual Incentive Plan for Senior Executives and the Amended and Restated Omnibus Equity Compensation Plan.

(Back to Index)

ITEM 6.                      EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
10.1	Loan and Security Agreement, dated May 24, 2007, between Resource America, Inc. and Commerce Bank, N.A. (5)
10.14	Form of Stock Award Agreement (2)
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

10.16(a)	First Amendment to Receivables Loan and Security Agreement, dated as of October 31, 2006. (3)
10.16(b)	Purchase and Sale Agreement, dated as of October 31, 2006. (3)
10.16(c)	First amendment to Purchase and Sale Agreement, dated as of December 21, 2006. (3)
10.16(d)	Morgan Stanley Bank, Fee Letter, dated October 31, 2006 (3)
10.17	Second Amendment to Credit Agreement, dated December 2006, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (3)
10.17(c)	Third Amendment to Credit Agreement, dated March 14, 2007, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (4)
10.17 (d)	Credit Agreement, dated June 22, 2007, between LEAF Commercial Finance Co., LLC, Various Financial Institutions and Other Persons from Time to Time Parties thereto, and National City Bank.
10.18
Limited Liability Company Agreement of LEAF Ventures, LLC, dated March 2007, between LEAF Financial Corporation and Crit DeMent, Miles Herman, Robert Moskovitz, David English, Matthew Goldenberg and Nicholas Capparelli. (4)

10.19	Credit Agreement, dated March 15, 2007, between Merit Capital Advance, LLC and Deutsche Bank AG Cayman Islands (4)
10.19(a)	Limited Liability Company Agreement of Merit Capital Advance, LLC, dated March 15, 2007. (4)
10.19(b)	Merit Capital Advance, LLC 15% Subordinated Convertible PIK Note, dated March 15, 2007. (4)
10.20	Asset Purchase Agreement, dated June 19, 2007, between LEAF Funding, Inc., LEAF Financial Corporation and LEAF Commercial Finance Co., LLC and Pacific Capital Bank, N.A.
10.21
Loan and Security Agreement dated May 24, 2007 by and among Resource America, Inc., Commerce Bank, N.A. as Agent, Commerce bank, N.A. as issuing bank, and each of the financial institutions identified as lenders on Schedule A to the Loan and Security Agreement. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Report on Form 8-K filed on February 15, 2005 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and by this reference incorporated herein.
(4)	File previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Report on Form 8-K filed on May 31, 2007 and by this reference incorporated herein.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: August 9, 2007	By: /s/ Steven J. Kessler
STEVEN J. KESSLER
Executive Vice President and Chief Financial Officer

Date: August 9, 2007	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer